Form 10-K
period 1993-12-31
ANDERSONS MANAGEMENT CORP
filed 1994-03-29
CIK 821026

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1993

                                    or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from               to

                      Commission file number 33-16936

                      THE ANDERSONS MANAGEMENT CORP.
          (Exact name of registrant as specified in its charter)

                     OHIO                                34-1562374
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

          480 W. Dussel Dr., Maumee, Ohio                      43537
         (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (419) 893-5050

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

      Because of ownership and transferability restrictions of the voting Class B Common Shares, there is no market for these securities.

      As of March 1, 1994 there were 4629 Class A Common Shares no par value and 4539 Class B Common Shares no par value of the Registrant, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                                  PART I

Item 1.  Business

      The Andersons Management Corp. (The "Corporation") was formed in August 1987, principally for the purpose of providing management services to The Andersons, a partnership (the "Partnership") and to act as the Partnership's sole General Partner. The Corporation began operations in 1988 when it completed an offering of its Class A and Class B Common Shares, transferred $500,000 of offering proceeds to the Partnership as its capital investment, and became the sole General Partner of the Partnership. Ownership of the Corporation's Class A and Class B Common Shares is restricted to limited partners of The Andersons.

      The Corporation provides all management services to the Partnership pursuant to a Management Agreement entered into between the Partnership and the Corporation. The fee paid to the Corporation for its services is an amount equal to (a) the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who furnish services to the Partnership, (b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and (c) an amount equal to $5,000 for each 1% of return on partners' capital up to a 15% annual return on partners' capital, plus $7,500 for each 1% of return on partners' capital between 15% and 25%, plus $10,000 for each 1% of return on partners' capital greater than a 25% annual return to cover that part of the Corporation's general overhead which is attributable to Partnership services and to provide an element of profit to the Corporation. In addition to the fee payable to the Corporation, the Management Agreement also provides for certain other customary terms and conditions, including termination rights, and requires the Corporation to make its books and records available to the Partnership for inspection at reasonable times.

Business and Properties of the Partnership

      The Partnership is engaged in grain merchandising and operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois. The Partnership is also engaged in the distribution of agricultural supplies such as fertilizers, seeds and farm supplies; the operation of retail general stores; the production, distribution and marketing of lawn care products and corncob products and repairing and leasing of rail cars.

      For more complete information as to the Partnership's business and properties, and other information regarding the Partnership's operations, reference is made to the Partnership's Form 10-K for the year ended December 31, 1993 (the "Partnership Form 10-K"), which is filed as an exhibit hereto through incorporation by reference.

Item 2.  Properties

      The Corporation leases an office building located in Maumee, Ohio under a net lease expiring in 2000. The Corporation subleases approximately 80% of the building to the Partnership. See "Item 13. Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.
                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

  (a) Because of ownership and transferability restrictions, there is no market for the Class A and Class B Common Shares.

  (b) As of March 1, 1994, there were 180 holders of Class A Common Shares and 177 holders of Class B Common Shares.

  (c) The Corporation does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                         Year Ended December 31
                      1993        1992        1991       1990        1989
Management Fees   $63,107,331 $57,388,268 $55,357,599 $51,581,824 $46,575,914
Net income            146,399       9,083      24,680      46,473       3,586
Net income
  per Class A Share     31.66        1.96        5.38        9.91         .75
Weighted average number
  of Class A Common
  Shares outstanding    4,624       4,633       4,591       4,691       4,760

                                        As of December 31
                     1993         1992        1991       1990        1989
Total assets      $11,432,203 $ 8,841,177 $ 8,579,945 $ 7,783,120 $ 7,185,424
Shareholders'
  equity            1,606,724   1,472,881   1,444,973   1,448,127   1,424,891


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Corporation had cash and cash equivalents and short-term investments of approximately $1.3 million at December 31, 1993 and 1992. The largest component of the Corporation's working capital was a receivable from the Partnership. This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short-term or long-term debt. During 1993, the Corporation offered Class A and Class B Common Shares and received $11,141 under that offering. Class A and Class B Common Shares redeemed during 1993 totalled $23,697. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its cost in providing management and labor services to the Partnership, and given the Corporation's cash and cash equivalents and short-term investment of $1.3 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations

Years ended December 31, 1993 and 1992:

      Net income in 1993 was $146,399, or $31.66 per Class A Common Share, compared to $9,083, or $1.96 per share in 1992. Income earned by the Corporation on its investment in the Partnership was up $51,398 in 1993 and the management fee earned by the Corporation based on the Partnership's return on equity and rent and other reimbursable expenses was up $175,185. These increases are a result of the improved 1993 operating results of the Partnership and an increase in reimbursable expenses. Federal income tax expense was up due to the increase in income.

      During 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of the net periodic postretirement benefit cost over a period of approximately 20 years. The effect of adopting the new rules increased the 1993 net periodic postretiement benefit cost by approximately $850,000 and is expected to increase future postretirement benefit costs by a like amount. This cost was included in the management fee charged to the Partnership in 1993 and, therefore, had no impact on the operating results of the Corporation. Also during 1993, as a result of lower prevailing interest rates, the Corporation decreased the discount rate used to determine its projected benefit obligation for its pension plan and for its postretirment health care benefits. The change in the discount rate, from 8% to 7.5%, is expected to increase these benefit costs in future years by approximately $365,000. Because the Corporation charges all employee benefit costs to the Partnership as part of the management fee, the change in the discount rate will not impact the future operating results of the Corporation.

Years ended December 31, 1992 and 1991:

      Net income in 1992 was $9,083, or $1.96 per Class A Common Share, compared to $24,680, or $5.38 per share in 1991. Income earned by the Corporation on its investment in the Partnership was up $59,498 in 1992 and the management fee earned by the Corporation based on the Partnership's return on equity and rent and other reimbursable expenses was also up, both due to the improved 1992 operating results of the Partnership. Interest earned and other income decreased by $132,549, due to a 50% decrease in rental income and due to lower interest rates. The rental income decrease was a result of lower occupancy of outside tenants in the office building leased by the Corporation to the Partnership and to outside tenants.

Item 8.  Financial Statements and Supplementary Data

                      Report of Independent Auditors

Shareholders
The Andersons Management Corp.

We have audited the accompanying balance sheets of The Andersons Management Corp. as of December 31, 1993 and 1992, and the related statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Andersons Management Corp. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 1993 the Corporation changed its method of accounting for postretirement benefits.


                                                /s/Ernst & Young
                                                ERNST & YOUNG

Toledo, Ohio
February 7, 1994

                        The Andersons Management Corp.
                             Statements of Income

                                             Year ended December 31
                                        1993          1992          1991
Management fees (Note 2)             $63,107,331   $57,388,268   $55,357,599
Equity in income of The Andersons        145,526        94,128        34,630
Interest earned and other income         175,925       175,947       308,496
                                      63,428,782    57,658,343    55,700,725
Costs and expenses:
  Salaries, wages and benefits        62,326,184    56,782,306    54,833,991
  Rent expense                           731,209       726,028       715,777
  General expenses                       153,590       139,926       124,377
                                      63,210,983    57,648,260    55,674,145
Income before income taxes               217,799        10,083        26,580

Federal income taxes:
  Current                                 68,500         3,800         3,700
  Deferred (credit)                        2,900        (2,800)       (1,800)
                                          71,400         1,000         1,900
Net income                           $   146,399   $     9,083   $    24,680

Net income per weighted average
  Class A Common Share                    $31.66         $1.96         $5.38

Weighted average number of
  Class A shares outstanding               4,624         4,633         4,591


See accompanying notes.


                         The Andersons Management Corp.
                                Balance Sheets

                                                         December 31
                                                     1993           1992
Assets
Current assets:
  Cash and cash equivalents                        $   795,379   $   223,567
  Short-term investments at cost                       505,313     1,041,147
  Receivable from The Andersons (Note 2)             4,173,287     2,669,529
  Note and accounts receivable                           3,026        51,867
  Prepaid expenses (Note 3)                          2,723,668     2,467,869
Total current assets                                 8,200,673     6,453,979

Receivable from The Andersons (Note 2)               2,413,041     1,756,451
Investment in The Andersons (Note 2)                   761,839       622,659
Other                                                   56,650         8,088
                                                   $11,432,203   $ 8,841,177
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $ 1,149,232   $ 1,526,941
  Accrued compensation and benefits                  6,263,206     4,084,904
Total current liabilities                            7,412,438     5,611,845

Postretirement benefits (Note 3)                     2,413,041     1,756,451

Shareholders' equity:
  Common Shares, without par value (Note 4):
    Class A non-voting:
      Authorized--25,000 shares
      Issued-- 4,855 shares at stated value          1,456,405     1,456,405
    Class B voting:
      Authorized--25,000 shares
      Issued--4,681 shares at stated value               4,681         4,681
  Retained earnings                                    219,090        72,691
                                                     1,680,176     1,533,777
Less common shares in treasury,
  at cost--(242 and 202 Class A
  shares and 147 and 325 Class B
  shares in 1993 and 1992, respectively)               (73,452)      (60,896)
                                                     1,606,724     1,472,881
                                                   $11,432,203   $ 8,841,177


See accompanying notes.



                        The Andersons Management Corp.
                           Statements of Cash Flows

                                             Year ended December 31
                                        1993          1992          1991
Operating activities
Net income                           $   146,399   $     9,083   $    24,680
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Amortization                             264        11,145        11,145
    Provision for deferred income
      tax (credits)                        2,900        (2,800)       (1,800)
    Equity in earnings of The
      Andersons in excess of cash
      received (Note 2)                 (139,180)      (91,337)       15,131
    Changes in operating assets
      and liabilities:
        Note and accounts
          receivable                      45,941        52,527         9,780
        Receivable from The
          Andersons (Note 2)          (2,160,348)      732,588      (616,754)
        Prepaid and other assets        (304,625)     (841,184)     (308,009)
        Accounts payable and
          accrued expenses             2,457,183       233,324       799,979
Net cash provided by (used in)
  operating activities                    48,534       103,346       (65,848)

Investing activities
Sales and maturities of
  short-term investments               1,041,147             -             -
Purchases of short-term
  investments                           (505,313)      (14,116)      (26,661)
Net cash provided by (used in)
  investing activities                   535,834       (14,116)      (26,661)

Financing activities
Sale of Common Shares from
  treasury                                11,141        46,671         5,369
Purchase of Common Shares
  for treasury                           (23,697)      (27,846)      (33,203)
Net cash provided by (used in)
  financing activities                   (12,556)       18,825       (27,834)

Increase (decrease) in cash and
  cash equivalents                       571,812       108,055      (120,343)
Cash and cash equivalents at
  beginning of year                      223,567       115,512       235,855
Cash and cash equivalents
  at end of year                     $   795,379   $   223,567   $   115,512

See accompanying notes.


                        The Andersons Management Corp.
                 Statements of Changes in Shareholders' Equity

                                         Common Shares     Retained  Treasury
                                       Class A   Class B   Earnings  Shares
Balances at December 31, 1990        $1,456,405   $4,681   $ 38,928  $(51,887)
  Sale of 17 Class A and 119
    Class B shares from treasury                                        5,369
  Purchase of 107 Class A and
    124 Class B shares for
    treasury                                                          (33,203)
  Net income for the year                                    24,680
Balances at December 31, 1991         1,456,405    4,681     63,608   (79,721)
  Sale of 150 Class A and 171
    Class B shares from treasury                                       46,671
  Purchase of 90 Class A and 54
    Class B shares for treasury                                       (27,846)
  Net income for the year                                     9,083
Balances at December 31, 1992         1,456,405    4,681     72,691   (60,896)
  Sale of 35 Class A and 251
    Class B shares from treasury                                       11,141
  Purchase of 75 Class A and 73
    Class B shares for treasury                                       (23,697)
  Net income for the year                                   146,399
Balances at December 31, 1993        $1,456,405   $4,681   $219,090  $(73,452)


See accompanying notes.

                      The Andersons Management Corp.
                       Notes to Financial Statements
                             December 31, 1993


1. Significant Accounting Policies

Cash Equivalents: The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes: Effective January 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of this change was not significant.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Temporary differences relating to costs and expenses incurred on behalf of the Partnership are passed on to the Partnership through offsetting differences in the recognition of management fees by the Corporation. Deferred tax assets of the Corporation relate primarily to temporary differences associated with the Corporations' share of Partnership net income and amounted to $17,000 and $19,900 at December 31, 1993 and 1992, respectively.

Taxes paid during 1993 and 1991 amounted to $5,000 and $31,000, respectively, and tax refunds amounted to $5,900 in 1992.

Net Income Per Share of Common Stock: Net income per share of Common Stock is computed based on the weighted average number of Class A Common Shares outstanding during the year. See Note 4.

Reclassifications: Certain amounts in the 1992 financial statements have been reclassified to conform with the 1993 presentation. These reclassifications had no effect on net income.

2. Investment in The Andersons

The Corporation is the sole general partner of The Andersons (the Partnership). As sole general partner, the Corporation provides all management and labor services required by the Partnership in its operations. In exchange for providing management services the Corporation charges the Partnership a management fee equal to: a) the salaries and cost of all employee benefits and other normal employee costs, paid or accrued for services performed by the Corporation's employees on behalf of the Partnership, b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and c) an amount based on an achieved level of return on partners' invested capital of the Partnership to cover the Corporation's general overhead and to provide an element of profit to the Corporation.
The Corporation leases an office building under a lease that commenced on May 1, 1990. The Corporation is required to pay annual lease payments of $731,209 through 2000. The Corporation charges the Partnership rent for the space utilized in its operations, which amounted to $529,982, $516,344 and $498,699 in 1993, 1992 and 1991, respectively.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts due from the Partnership relating to postretirement benefits that will not be received within one year have been classified as a noncurrent asset.

The components of the management fee and rent charged by the Corporation to the Partnership consisted of the following:

                                          Year ended December 31
                                     1993          1992          1991
Costs and expenses:
  Salaries and wages              $47,706,731   $43,356,247   $41,103,580
  Employee benefits                14,619,453    13,426,059    13,721,230
  Rent for office space and
    other reimbursable expenses       641,491       516,344       498,699
  Achieved level of return of
    the Partnership                   139,656        89,618        34,090
Total management fees             $63,107,331   $57,388,268   $55,357,599


3. Employee Benefit Plans

The Corporation sponsors several employee benefit programs which include the following: Defined Benefit Pension Plan, Retirement Savings Investment Plan, Cash Profit Sharing Plan, Management Performance Program and health insurance benefits.

Substantially all permanent employees are covered by the Corporation's Defined Benefit Pension Plan. The benefits are based on the employee's highest five consecutive years of compensation during their last ten years of service. The Corporation's policy is to pay into trusteed funds each year an amount equal to the annual pension expense calculated under the Entry Age Normal method.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's balance sheets as of December 31, 1993 and 1992.

                                                   1993          1992
Accumulated benefit obligation, including
  vested benefits of $4,815,512 in 1993
  and $3,536,273 in 1992                        $5,159,779    $3,852,363

Projected benefit obligation for service
  rendered to date                              $ 8,222,470   $ 7,454,556
Plan assets at fair value                         6,568,985     5,664,926
Projected benefit obligation in excess
  of plan assets                                  1,653,485     1,789,630

Unrecognized net asset at adoption of
  FAS 87, net of amortization                       243,817       294,296
Unrecognized net gain (loss)                        530,128      (158,736)
Prior service cost                                 (147,663)     (168,739)
Net pension liability recognized in
  balance sheet (includes current portion
  of $645,966 in 1993)                          $ 2,279,767   $ 1,756,451

Net periodic pension cost includes the following components:

                                          Year ended December 31
                                     1993          1992          1991
Service cost - benefits earned
  during the period               $ 1,135,948   $ 1,088,099   $ 1,020,119
Interest cost on projected
  benefit obligation                  571,278       461,896       362,838
Return on plan assets                (493,623)     (331,498)     (578,665)
Net amortization and deferral          10,420       (32,317)      326,270
Net periodic pension cost         $ 1,224,023   $ 1,186,180   $ 1,130,562

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4%, respectively, for 1993 and 8% and 5.5%, respectively, for 1992. The weighted average long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8% for 1993, 1992 and 1991. Substantially all of the plan assets are invested in a family of mutual funds at December 31, 1993 and in equity securities and United States Government obligations at December 31, 1992.

Under the Retirement Savings Investment Plan (RSIP) eligible participating employees may elect to contribute specified amounts up to the lesser of $8,994 or 15% (10% in 1992) of their gross pay on a tax-deferred basis to a trust for investment in a family of mutual funds. The Corporation contributes an amount equal to 50% of the participant's contributions, but not in excess of 3% of the participant's annual gross pay. Participants are fully vested in their contributions to the RSIP. Participants hired before January 1, 1993 vest immediately in the Corporation's matching contributions and participants hired after December 31, 1992 vest ratably over five years. The matching contributions to the RSIP amounted to $761,536, $682,099 and $661,895 in 1993, 1992 and 1991, respectively.

Substantially all permanent employees are included in the Cash Profit Sharing Plan. The Plan provides for participants to receive certain percentages of their pay as various threshold levels of return on partnership capital of the Partnership are achieved. The Corporation also has a Management Performance Program for certain levels of management. Participants in the Management Performance Program are not eligible to participate in the Cash Profit Sharing Plan. The expense for profit sharing/management performance programs was $2,050,273, $1,331,260 and $488,488 for 1993, 1992 and 1991, respectively.

The Corporation currently provides certain health insurance benefits to its employees, including retired employees. The Corporation has reserved the right in most circumstances to modify the benefits provided and in recent years has in fact made changes. Further changes were implemented in 1993 that will effect the benefits provided to future retirees. These changes include the minimum retirement age, years of service and a sharing in the cost of providing these benefits. In addition, the Medicare Part B reimbursement currently paid by the Corporation for retirees is being phased out over a five-year period.

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of providing postretirement health care benefits be accrued during the employees' working career rather than recognizing the cost of these benefits as claims are paid. The Corporation has elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of the net periodic postretirement benefit cost over a period of approximately 20 years. The effect of adopting the new rules increased 1993 net periodic postretirement benefit cost by approximately $850,000 to $1,255,693. Postretirement benefit costs for 1992 and 1991, which were recorded on a cash basis, have not been restated. These costs amounted to approximately $404,000 for 1992 and $471,000 for 1991. As all employee benefit costs are charged to the Partnership as described in Note 2, the change in accounting for postretirement benefit costs had no effect on the Corporation's net income.

The Corporation's postretirement benefits are not funded. The status of the plan as of January 1 and December 31, 1993 is as follows:

                                                December 31,  January 1,
                                                    1993         1993
Accumulated postretirement benefit obligation:
  Retirees                                      $ 5,534,885   $ 5,311,584
  Fully eligible active plan participants           752,975       619,988
  Other active participants                       3,065,722     2,480,644
                                                  9,353,582     8,412,216

Unrecognized net transition obligation           (7,991,605)   (8,412,216)
Unrecognized net loss                              (582,737)            -
Accrued postretirement benefit cost             $   779,240   $         -

Net periodic postretirement benefit cost for 1993 includes the following components:

        Service cost                                          $   181,457
        Interest cost                                             653,625
        Amortization of transition obligation                     420,611
        Net periodic postretirement benefit costs             $ 1,255,693

The weighted average discount rate used in determining the 1993 postretirement benefit cost and the accumulated postretirement benefit obligation at January 1, 1993 was 8%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 was 7.5%.

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 12% in 1993, declining to 5% through the year 2000 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the annual postretirement benefit cost by approximately $150,000 and the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $1,515,000.

To partially fund self-insured health care and other employee benefits, the Corporation makes payments to a trust. Assets of the trust amounted to $2,710,395 and $2,467,869 at December 31, 1993 and 1992, respectively, and such amounts are included in prepaid expenses.

4. Description of Common Shares

Common shares of the Corporation are held by limited partners of The Andersons. The holders of Class A shares are entitled to dividends, if declared, and to any surplus, earned or otherwise, of the Corporation upon liquidation or dissolution. The holders of Class B shares have sole voting power, but are not entitled to share in any dividends or surplus of the Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

  The Corporation's Board of Directors has overall responsibility for the management of the Corporation's affairs, including its responsibilities as General Partner of the Partnership. Therefore, the Board directs the management and operations of the Partnership, through the Corporation, as General Partner, and pursuant to the Management Agreement. Day-to-day management decisions have been delegated by the Board to the Corporation's Chief Executive Officer and various committees authorized by the Board.

  Under the Corporation's Code of Regulations, the Board of Directors consists of not less than 7, nor more than 21, directors. Directors serve three year terms on a staggered basis so that no more than one-third of the entire Board is subject to election each year. Holders of Class B Shares have the opportunity to vote for the election of directors at annual meetings of the Corporation's shareholders, which are scheduled no later than May 31 each year. The Corporation's officers are appointed by the Board of Directors.
The executive officers and directors of the Corporation are:

Name                          Age   Position
Thomas H. Anderson            70    Chairman of the Board (1) (2)
Richard P. Anderson           64    Director; President and Chief Executive
                                      Officer
Christopher J. Anderson       39    Vice President Business Development
                                      Group (3)
Daniel T. Anderson            38    Director; General Merchandise Manager
                                      Retail Group (3)
Donald E. Anderson            67    Director; Science Advisor
Michael J. Anderson           42    Director; Vice President and General
                                      Manager Retail Group (2)
Richard M. Anderson           37    Director; Vice President and General
                                      Manager Industrial Products Group (2)
John F. Barrett               44    Director
Joseph L. Braker              43    Vice President and General Manager Ag
                                      Group (3)
Dale W. Fallat                49    Director; Vice President Corporate
                                      Services
Richard R. George             44    Corporate Controller and Principal
                                      Accounting Officer (1)
Paul M. Kraus                 61    Director (2)
Peter A. Machin               46    Vice President and General Manager Lawn
                                      Products Group (1)
Beverly J. McBride            52    General Counsel and Corporate
                                      Secretary (2)
Rene C. McPherson             69    Director (1) (2)
Donald M. Mennel              75    Director (1) (3)
Larry D. Rigel                52    Vice President Marketing (1)
Janet M. Schoen               34    Director (2)
Gary L. Smith                 48    Corporate Treasurer (3)


(1) Member of Nominating and Advisory Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

Thomas H. Anderson - Held the position of Manager-Company Services of The Andersons for several years and was named Senior Partner in 1987. When the Corporation was formed in 1987, he was named Chairman of the Board. He served as a General Partner of The Andersons and a member of its Managing Committee from 1947 through 1987.

Richard P. Anderson - He was Managing Partner of The Andersons from 1984 to 1987 when he was named Chief Executive Officer. Served as a General Partner of The Andersons and a member of its Managing Committee from 1947 through 1987 and has been a Director of the Corporation since its inception in 1987. He is also a director of Centerior Energy Corporation, First Mississippi Corp. and N-Viro, International Corp.

Christopher J. Anderson - Began full-time employment with the Partnership in 1983. He held several positions in the Grain Group, including Planning Manager and Administrative Services Manager, until 1988 when he formed a private consulting business. He returned to the Company in 1990 in his present position.

Daniel T. Anderson - Began full-time employment with The Andersons in 1979.
He has served in various positions in the Retail Group since 1984, including Store Manager and Retail Operations Manager. In 1990, he assumed the position of General Merchandise Manager for the Retail Group. He was elected a Director in 1990.

Donald E. Anderson - In charge of scientific research for the Partnership since 1980, he semi-retired in 1992. He served as a General Partner of The Andersons from 1947 through 1987 and has served the Corporation as a Director since its inception in 1987.

Michael J. Anderson - Began his employment with The Andersons in 1978. He has served in several capacities in the Grain Group and he held the position of Vice President and General Manager Grain Group from 1990 to February 1994 when he was named Vice President and General Manager of the Retail Group. He has served as a Director of the Corporation since 1988.

Richard M. Anderson - Began his employment with The Andersons in 1986 as Planning Analyst and was named the Manager of Technical Development in 1987. In 1990, he assumed his present position. He has served as a Director since 1988.

John F. Barrett - He has served in various capacities at The Western and Southern Life Insurance Company, including Executive Vice President and Chief Financial Officer and President and Chief Operating Officer, and currently serves as Chief Executive Officer. He is a director of Cincinnati Bell, Inc. and Fifth Third Bancorp. He was elected a Director of the Corporation in December 1992.

Joseph L. Braker - Began his employment with the Partnership in 1968. He held several positions within the Grain area and in 1988, he was named Group Vice President Grain. In 1990, he was named Vice President and General Manager Ag Products Group and in February 1994 he was named Vice President and General Manager Ag Group. He served as a General Partner of The Andersons from 1985 to 1987.

Dale W. Fallat - Began his employment with The Andersons in 1967 and in 1988 was named Senior Vice President Law and Corporate Affairs. He assumed his present position in 1990. He served as a General Partner of The Andersons from 1983 through 1987 and a member of its Managing Committee in 1986 and 1987. He has served as a Director of the Corporation since its inception in 1987.

Richard R. George - Began his employment with the Partnership in 1976 and has served as Controller since 1979.

Paul M. Kraus - General partner in the law firm of Marshall & Melhorn. He has been a Director of the Corporation since 1988.

Peter A. Machin - Began his employment with The Andersons in the Lawn Products Group in 1987 as Sales Manager of Professional Products. In 1988 he was promoted to Sales and Marketing Manager and assumed his present position in 1990.

Beverly J. McBride - Began her employment with The Andersons in 1976. She has served as Assistant General Counsel, Senior Counsel and since 1987 as General Counsel and Corporate Secretary.

Rene C. McPherson - He has been a Director of the Corporation since 1988 and currently serves as a director of BancOne Corporation, Dow Jones & Company, Inc., Mercantile Stores Company, Inc., Milliken & Company, and Westinghouse Electric Corporation.

Donald M. Mennel - Retired Chairman of the Board and Chief Executive Officer of the Mennel Milling Company. He began a private law practice in 1986. Elected as a Director in 1990.

Larry D. Rigel - Began his employment with the Partnership in 1966. From 1987 to February 1994 was in charge of the Partnership's Retail operations and currently serves as Vice President Marketing for the Company.

Janet M. Schoen - A former school teacher, she is currently a full-time homemaker. She was elected a Director of the Corporation in 1990.

Gary L. Smith - Began his employment with the Partnership in 1980 and has served as Treasurer since 1985.

Donald E., Richard P. and Thomas H. Anderson are brothers; Paul M. Kraus is a brother-in-law. Christopher J. and Daniel T. Anderson are sons of Richard
P. Anderson and Janet M. Schoen is a daughter of Thomas H. Anderson.  Michael
J. and Richard M. Anderson are nephews of the three brothers.

Item 11.  Executive Compensation

      The Corporation provides all management services to the Partnership pursuant to a Management Agreement entered into between the Partnership and the Corporation as further described under "Item 1. Business." The fee paid to the Corporation includes an amount equal to the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who are engaged in furnishing services to the Partnership. The following table sets forth the compensation paid by the Corporation to the Chief Executive Officer and the four highest paid executive officers.

Summary Compensation Table

                                      Annual Compensation        All Other
      Name and Position             Year   Salary     Bonus    Compensation(a)

      Richard P. Anderson           1993  $308,333  $150,000      $4,497
        President and Chief         1992   286,666    60,000       4,300
        Executive Officer           1991   280,008                 4,200

      Thomas H. Anderson            1993   206,669    90,000       4,497
        Chairman of the Board       1992   190,004    35,000       4,364
                                    1991   185,004                 4,238

      Joseph L. Braker              1993   194,634    70,000       4,497
        Vice President and General  1992   181,408    30,000       4,364
        Manager Ag Products Group   1991   175,106    15,000       4,238

      Larry Rigel                   1993   162,558    15,000       4,497
        Vice President and General  1992   151,924    30,000       4,364
        Manager Retail Group        1991   146,876                 4,238

      Michael J. Anderson           1993   161,962   100,000       4,497
        Vice President and General  1992   146,978    30,000       4,364
        Manager Grain Group         1991   136,238    41,000       4,087

      (a) Corporation's matching contributions to its 401(k) retirement plan.

Pension Plan

      The Corporation has a Defined Benefit Pension Plan (the "Pension Plan") which covers substantially all permanent and regular part-time employees. The amounts listed in the table below are payable annually upon retirement at age 65 or older. A discount of six percent per year is applied for retirement before age 65. The pension benefits are based on a single-life annuity and have been reduced for Social Security covered compensation. The compensation covered by the Pension Plan is equal to the employees' base pay, which in the Summary Compensation Table is the executive's salary, but beginning in 1989 was limited to $200,000, adjusted for inflation, and beginning in 1994 is limited to $150,000, which will also be adjusted for inflation in future
years.   Each of the named executives has six years of credited service.

      Average           Approximate Annual Retirement Benefit Based
     Five-Year              Upon the Indicated Years of Service
   Compensation         5 Years     10 Years    15 Years    25 Years
      $ 50,000          $ 3,292     $ 6,584     $ 9,877     $ 16,461
       100,000            7,042      14,084      21,127       35,211
       150,000           10,792      21,584      32,377       53,961
       200,000           14,542      29,084      43,627       72,711
       250,000           18,292      36,584      54,877       91,461

Directors' Fees

      Directors who are not employees of the Corporation and who are not members of the Anderson family receive an annual retainer of $10,000. Directors who are not employees of the Corporation receive a fee of $600 for each Board Meeting attended. There are three committees of the Board of
Directors: the Audit Committee; the Nominating and Advisory Committee; and the Compensation Committee. The chairman of these committees receives a retainer of $2,000 provided they are not an employee of the Corporation, and members of the committees who are not employees of the Corporation receive $400 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee includes the following executive officers and directors: Michael J. Anderson, Richard M. Anderson, Richard P. Anderson (ex officio), Thomas H. Anderson (ex officio), Dale W. Fallat, Paul M. Kraus, Beverly J. McBride, Rene C. McPherson (chairman), and Janet M. Schoen. In addition, Charles E. Gallagher, Director of Personnel, is an ex officio member of the committee.

Certain Transactions - Alshire-Columbus:

      The Partnership and certain of the directors and executive officers of the Corporation are limited partners in Alshire-Columbus Limited Partnership ("Alshire-Columbus"), an Ohio limited partnership, which owns the Partnership's Brice General Store in Columbus, Ohio. The store is leased to the Partnership by Alshire-Columbus at an annual base rental of $732,000. Additional rental payments are due if net sales exceed $35 million. The lease is a "net lease" and has an initial term expiring in 2000, with three five-year renewal periods and options to purchase the building, land and improvements at the end of the initial term and each renewal period. The Partnership believes that the terms of the Brice General Store lease are at least as favorable to the Partnership as terms obtainable from other third parties.

      The Partnership contributed the land, at its cost ($1,367,000), for its original limited partner interest. As original limited partner, the Partnership has no economic interest in the income from operations of Alshire-Columbus but will receive a preferential distribution upon any sale of the real estate equal to the cost of the land plus an amount equal to the aggregate cash distributions received by the limited partners in excess of their capital contributions. The remaining cash proceeds from any sale of the Brice General Store will be distributed to the limited partners - 75%; the Partnership, as original limited partner - 24%; and the general partner - 1%. The other limited partners of Alshire-Columbus contributed $1,450,000, representing 35 limited partnership units. None of the directors and executive officers of the Corporation or their family members own more than one limited partnership unit, except for Richard P. Anderson, who owns two units. In the aggregate, 8 3/4 units are owned by directors and executive officers of the Corporation, and their family members own an additional four units. The limited partners, other than the Partnership, have 99% of the economic interest in the income from operations of Alshire-Columbus and the general partner has a 1% economic interest.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) No individual beneficially owns as much as 5% of the Voting Class B Common Shares of the Corporation. As of March 1, 1994, the descendants of the founders of the Partnership beneficially held 3,597 shares of the voting Class B Common Shares, representing 79% of the outstanding shares.

      (b) The following table sets forth, as of March 1, 1994, the beneficial ownership by each Director and by all Directors and Officers as a group, of the Corporation's voting Class B Common Shares:

                                     Number of Shares             Percent
      Director                      Beneficially Owned            of Class
      Richard P. Anderson                  79                       1.7%
      Thomas H. Anderson                   77                       1.7%
      Daniel T. Anderson                   81                       1.8%
      Donald E. Anderson                   50                       1.1%
      Michael J. Anderson                  28                         *
      Richard M. Anderson                  62                       1.4%
      John F. Barrett                       2                         *
      Joseph L. Braker                      7                         *
      Dale W. Fallat                       19                         *
      Paul M. Kraus                        40                         *
      Rene C. McPherson                     0                         *
      Donald M. Mennel                      5                         *
      Larry D. Rigel                       24                         *
      Janet M. Schoen                      65                       1.4%
      Directors and Officers as a group   630                      13.9%

      * less than 1%

      (c) The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions

      See "Item 1. Business" regarding personnel and management services provided by the Corporation to the Partnership. The management fee received by the Corporation in 1993 under the Management Agreement between the Corporation and the Partnership was $63,107,331. See Note 2 to the Corporation's Financial Statements.

      The office building utilized by the Partnership is leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000. The Partnership subleases approximately 80% of the building from the Corporation and pays the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also is responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimburses the Partnership for management and maintenance of the building, including the space it does not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership is designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1993, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $529,982, which is included in the management fee referred to in the preceding paragraph.

      See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation - Certain Transactions - Alshire-Columbus" regarding transactions with management.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements of the registrant are included in Item 8:

                                                                        Page
      Report of Independent Auditors...................................   5
      Statements of Income - years ended
        December 31, 1993, 1992 and 1991...............................   6
      Balance Sheets - December 31, 1993 and 1992......................   7
      Statements of Cash Flows - years ended
        December 31, 1993, 1992 and 1991...............................   8
      Statements of Changes in Shareholders' Equity -
        years ended December 31, 1993, 1992 and 1991...................   9
      Notes to Financial Statements....................................  10

         (2) The following financial statement schedules are included in 14(d):

             I.   Marketable Securities - December 31, 1993............  24

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Exhibits:

            3(a) Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) in Registration Statement No. 33-16936.)

            3(b) Code of Regulations. (Incorporated by reference to Exhibit 3(e) in Registration Statement No. 33-16936.)

            4(a) Specimen certificate of Class A Shares. (Incorporated by reference to Exhibit 4(b)(i) in Registration Statement No. 33-16936.)

            4(b) Specimen certificate of Class B Shares. (Incorporated by reference to Exhibit 4(b)(ii) in Registration Statement No. 33-16936.)

            10(a) Management Performance Program.*  (Incorporated by
                  reference to Exhibit 10(a) to the Partnership's Form 10-K dated December 31, 1990, File no. 2-55070.)

            10(b) Lease agreement effective May 1, 1990, between Carentmon and The Andersons Management Corp. (Incorporated by reference to Exhibit 10(b) to Registrants Form 10-K dated December 31, 1992.)

* Management contract or compensatory plan.

            28 Partnership Form 10-K for the year ended December 31, 1993. (Incorporated by reference to File No. 2-55070.)

      The Corporation agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

      (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the last quarter of the year.

      (c) Exhibits:

            The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedules" referred to in (d) below.

      (d) Financial Statement Schedules:

            The financial statement schedules listed in 14(a)(2) follow "Signatures."

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 29th day of March, 1994.

                                          THE ANDERSONS MANAGEMENT CORP.
                                          (Registrant)


                                          By /s/Thomas H. Anderson

                                             Thomas H. Anderson
                                             Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1994.

Signature                     Title


/s/Richard P. Anderson        President and Chief Executive Officer,
Richard P. Anderson           Officer, Director
                              (Principal Executive and Financial Officer)

/s/Richard R. George          Corporate Controller
Richard R. George             (Principal Accounting Officer)


Signature               Title           Signature                 Title

/s/Daniel T. Anderson   Director        /s/Dale W. Fallat         Director
Daniel T. Anderson                      Dale W. Fallat

/s/Donald E. Anderson   Director                                  Director
Donald E. Anderson                      Paul M. Kraus

/s/Michael J. Anderson  Director                                  Director
Michael J. Anderson                     Rene C. McPherson

/s/Richard M. Anderson  Director        /s/Donald M. Mennel       Director
Richard M. Anderson                     Donald M. Mennel

/s/Thomas H. Anderson   Director                                  Director
Thomas H. Anderson                      Janet M. Schoen

                        Director
John F. Barrett


No proxy statement is prepared. Audited financial statements will be distributed to Shareholders at a later date.


                      SCHEDULE I - MARKETABLE SECURITIES
                        THE ANDERSONS MANAGEMENT CORP.
                               December 31, 1993

                                                                    Amount
                                                                   at Which
                                                                  Carried In
                              Principal                           the Balance
Type of Investment              Amount       Cost       Value        Sheet

U.S. Government Obligations   $500,000    $505,313    $505,313     $505,313