Form 10-Q
period 1994-03-31
ANDERSONS MANAGEMENT CORP
filed 1994-05-16
CIK 821026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to _____

                     Commission file number 33-16936

                      THE ANDERSONS MANAGEMENT CORP.
           (Exact name of registrant as specified in its charter)

       OHIO                                                 34-1562374
(State of incorporation                                  (I.R.S. Employer
   or organization)                                     Identification No.)

   480 W. Dussel Drive, Maumee, Ohio                           43537
(Address of principal executive offices)                    (Zip Code)

                             (419) 893-5050
                           (Telephone Number)

                     1200 Dussel Drive, Maumee, Ohio
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No

As of April 30, 1994, there were 4612 non-voting Class A Common Shares no par value and 5007 voting Class B Common Shares no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of its form of organization, that includes transfer restrictions, there is no market for any partnership interests in The Andersons. In these circumstances, there is no market for the Class A or Class B Shares.
THE ANDERSONS MANAGEMENT CORP.


                                 INDEX

                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:
        Condensed Balance Sheets -
          March 31, 1994 and December 31, 1993 . . . . . . . . . . . . 3

        Condensed Statements of Income -
          Three months ended March 31, 1994 and 1993 . . . . . . . . . 4

        Condensed Statements of Cash Flows -
          Three months ended March 31, 1994 and 1993 . . . . . . . . . 5

        Notes to Condensed Financial Statements. . . . . . . . . . . . 6

      Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . 7


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 8

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         THE ANDERSONS MANAGEMENT CORP.
                            CONDENSED BALANCE SHEETS

                                                  March 31    December 31
                                                    1994          1993
                                                (UNAUDITED)      (NOTE)
CURRENT ASSETS
   Cash and cash equivalents                   $   523,906    $   795,379
   Short-term investments, at cost                 755,313        505,313
   Receivable from The Andersons - Note B        3,549,257      4,173,287
   Prepaid expenses and other
      accounts receivable                        1,879,540      2,726,694
      TOTAL CURRENT ASSETS                       6,708,016      8,200,673
OTHER ASSETS
   Receivable from The Andersons - Note B        2,465,766      2,413,041
   Investment in The Andersons - Note B            790,777        761,839
   Deposits and other assets                        61,838         56,650
                                                 3,318,381      3,231,530
                                               $10,026,397    $11,432,203

CURRENT LIABILITIES
   Accounts payable                            $ 1,144,355    $ 1,149,232
   Accrued expenses                              4,804,056      6,263,206
      TOTAL CURRENT LIABILITIES                  5,948,411      7,412,438

ACCRUED POSTRETIREMENT BENEFITS                  2,465,766      2,413,041

SHAREHOLDERS' EQUITY
   Common Shares, without par value:
      Class A non-voting:
         Authorized - 25,000 shares
         Issued - 4,855 shares at
            stated value                         1,456,405      1,456,405
      Class B voting:
         Authorized - 25,000 shares
         Issued - 5,007 and 4,681 shares,
            respectively, at stated value            5,007          4,681
   Retained earnings                               223,676        219,090
                                                 1,685,088      1,680,176
   Less common shares in treasury at
      cost - (243 and 242 Class A shares
      and 0 and 147 Class B shares at
      March 31, 1994 and December 31,
      1993, respectively)                          (72,868)       (73,452)
                                                 1,612,220      1,606,724
                                               $10,026,397    $11,432,203

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Three Months
                                                     Ended March 31
                                                  1994            1993
REVENUES:
   Management fees - Note B                    $15,791,518    $14,512,383
   Equity in net income (loss) of
      The Andersons                                 28,938         (6,762)
   Interest earned and other income                 40,866         17,720
                                                15,861,322     14,523,341

COSTS AND EXPENSES:
   Salaries, wages and benefits                 15,634,231     14,365,592
   Rent expense                                    185,168        182,802
   General expenses                                 34,037         34,437
                                                15,853,436     14,582,831
      INCOME (LOSS) BEFORE INCOME TAXES              7,886        (59,490)

Federal income taxes (credit)                        3,300         (9,900)
      NET INCOME (LOSS)                        $     4,586    $   (49,590)

Net income (loss) per Class A Common Share     $       .99    $    (10.71)

Weighted average number of Class A Shares
   outstanding                                       4,612          4,630

See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Three Months
                                                     Ended March 31
                                                  1994            1993
OPERATING ACTIVITIES
   Net income (loss)                           $     4,586    $   (49,590)
   Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:
         Amortization                                1,106            132
         Equity in (earnings) losses of
            The Andersons in excess of cash
            received - Note B                      (28,938)         6,762
         Changes in operating assets and
            liabilities:
            Receivable from The Andersons          571,305        281,759
            Prepaid expenses and other assets      840,860        817,713
            Accounts payable and accrued
               expenses                         (1,411,302)    (1,189,926)
      NET CASH USED IN OPERATING ACTIVITIES        (22,383)      (133,150)

FINANCING ACTIVITIES
   Purchase of short-term investments             (250,000)             -
   Purchase of Common Shares for Treasury          (18,391)        (6,864)
   Sale of Common Shares                            19,301            156
      NET CASH USED IN FINANCING ACTIVITIES       (249,090)        (6,708)
                                                  (271,473)      (139,858)

DECREASE IN CASH AND CASH EQUIVALENTS
   Cash and cash equivalents at
      beginning of year                            795,379        223,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   523,906    $    83,709

See notes to condensed financial statements.


                      THE ANDERSONS MANAGEMENT CORP.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A  -   In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

            The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

Note B  -   The Corporation is the sole general partner of The Andersons, a limited partnership (the Partnership). As sole general partner, the Corporation provides all management and labor services required by the Partnership in its operations. In exchange for providing management services the Corporation charges the Partnership a management fee equal to: a) the salaries and cost of all employee benefits and other normal employee costs, paid or accrued on behalf of the Corporation's employees who are engaged in furnishing services to the Partnership, b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and
            c) an amount based on an achieved level of return on partners' invested capital of the Partnership to cover the Corporation's general overhead and to provide an element of profit to the Corporation.

            The Corporation leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $152,021 and $146,791 from the Partnership for the three-month period ended March 31, 1994 and 1993, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

      The Corporation had cash and cash equivalents and short-term investments of approximately $1.3 million at March 31, 1994 and December 31, 1993. The largest component of the Corporation's working capital was a receivable from The Andersons (the "Partnership"). This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short-term or long-term debt. During the first three months of 1994, the Corporation offered Class A and Class B Common Shares and received $19,301 under that offering. Class A and Class B Common Shares redeemed in the first three months of 1994 totaled $18,391. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its costs in providing management and labor services to the Partnership, and given the Corporation's cash and cash equivalents and short-term investment of $1.3 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations:

Three months ended March 31, 1994 and 1993:

      Net income in the first quarter of 1994 was $4,586 or $.99 per Class A Common Share, compared to a net loss of $49,590, or $10.71 per share in 1993. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity increased by $54,866 due to the improved performance of the Partnership in the first quarter of 1994. Net rental income increased by $17,940 due to increased occupancy. Income tax expense increased due to the increase in income.


                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1994.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE ANDERSONS MANAGEMENT CORP.
                                 (Registrant)



Date:  May 13, 1994              By /s/Richard P. Anderson
                                    Richard P. Anderson
                                    President and Chief Executive
                                      Officer



Date:  May 13, 1994              By /s/Richard R. George
                                    Richard R. George
                                    Corporate Controller (Principal
                                      Accounting Officer)