Form 10-Q
period 1994-06-30
ANDERSONS MANAGEMENT CORP
filed 1994-08-12
CIK 821026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

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

(419) 893-5050
                        (Telephone Number)

        Not applicable
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X  No

As of July 31, 1994, there were 4612 non-voting Class A Common Shares no par value and 5008 voting Class B Common Shares no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of its form of organization, that includes transfer restrictions, there is no market for any partnership interests in The Andersons. In these circumstances, there is no market for the Class A or Class B Shares.

                    THE ANDERSONS MANAGEMENT CORP.

                                 INDEX

                                                        Page No.

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
       Condensed Balance Sheets -
         June 30, 1994 and December 31, 1993 . . . . . . . 3

       Condensed Statements of Income -
         Three months ended June 30, 1994 and 1993 . . . . 4

       Condensed Statements of Income -
         Six months ended June 30, 1994 and 1993 . . . . . 5

       Condensed Statements of Cash Flows -
         Six months ended June 30, 1994 and 1993 . . . . . 6

       Notes to Condensed Financial Statements . . . . . . 7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . 8


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . 9

     Signatures. . . . . . . . . . . . . . . . . . . . . . 9

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE ANDERSONS MANAGEMENT CORP.
                        CONDENSED BALANCE SHEETS
                               (UNAUDITED)

                                          June 30  December 31
                                            1994          1993
CURRENT ASSETS
  Cash and cash equivalents            $   536,142 $   795,379
  Short-term investments, at cost          755,313     505,313
  Receivable from The Andersons-Note B 6,233,392 4,173,287 Prepaid expenses and other
     accounts receivable                   977,355   2,726,694
     TOTAL CURRENT ASSETS                8,502,202   8,200,673
OTHER ASSETS
  Receivable from The Andersons-Note B   2,642,021   2,413,041
  Investment in The Andersons - Note B     933,405     761,839
  Deposits and other assets                 17,732      56,650
                                         3,593,158   3,231,530
                                       $12,095,360 $11,432,203

CURRENT LIABILITIES
  Accounts payable                     $ 1,931,360 $ 1,149,232
  Accrued expenses                       5,702,287   6,263,206
     TOTAL CURRENT LIABILITIES           7,633,647   7,412,438

ACCRUED POSTRETIREMENT BENEFITS          2,642,021   2,413,041

SHAREHOLDERS' EQUITY
  Common Shares, without par value:
     Class A non-voting:
       Authorized - 25,000 shares
       Issued - 4,855 shares at
          stated value                   1,456,405   1,456,405
     Class B voting:
       Authorized - 25,000 shares
       Issued - 5,008 and 4,681 shares,
          respectively, at stated value      5,008       4,681
  Retained earnings                        431,111     219,090
                                         1,892,524   1,680,176
  Less common shares in treasury at
     cost - (243 and 242 Class A shares
     and 0 and 147 Class B shares at
     June 30, 1994 and December 31,
     1993, respectively)                   (72,832)    (73,452)
                                         1,819,692   1,606,724
                                       $12,095,360 $11,432,203

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                      THE ANDERSONS MANAGEMENT CORP.
                      CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                              Three Months
                                             Ended June 30
                                          1994         1993
REVENUES:
  Management fees - Note B             $17,849,512 $15,317,575
  Equity in net income of
     The Andersons                         142,628      79,947
  Interest earned and other income          50,104      35,525
                                        18,042,244  15,433,047

COSTS AND EXPENSES:
  Salaries, wages and benefits          17,517,754  15,111,389
  Rent expense                             189,899     182,802
  General expenses                          36,256      51,241
                                        17,743,909  15,345,432
     INCOME BEFORE INCOME TAXES            298,335      87,615

Federal income taxes                        90,900      14,100
     NET INCOME                        $   207,435 $    73,515

Net income per Class A Common Share    $     44.98 $     15.88

Weighted average number of Class A Shares
  outstanding                                4,612       4,630

See notes to condensed financial statements.

                     THE ANDERSONS MANAGEMENT CORP.
                    CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                              Six Months
                                             Ended June 30
                                          1994            1993
REVENUES:
  Management fees - Note B             $33,641,030 $29,829,958
  Equity in net income of
     The Andersons                         171,566      73,185
  Interest earned and other income          90,970      53,245
                                        33,903,566  29,956,388

COSTS AND EXPENSES:
  Salaries, wages and benefits          33,151,985  29,476,981
  Rent expense                             375,067     365,604
  General expenses                          70,293      85,678
                                        33,597,345  29,928,263
     INCOME BEFORE INCOME TAXES            306,221      28,125

Federal income taxes                        94,200       4,200
     NET INCOME                        $   212,021 $    23,925

Net income per Class A Common Share    $     45.97 $      5.17

Weighted average number of Class A Shares
  outstanding                                4,612       4,630

See notes to condensed financial statements.

                      THE ANDERSONS MANAGEMENT CORP.
                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Six Months
                                              Ended June 30
                                            1994         1993
OPERATING ACTIVITIES
  Net income                           $   212,021 $    23,925
  Adjustments to reconcile net
     income to net cash provided by
     (used in) operating activities:
       Amortization                          1,770         264
       Equity in earnings of The
          Andersons in excess of cash
          received - Note B               (171,566)    (73,185)
       Changes in operating assets and
          liabilities:
          Receivable from The Andersons (2,289,085)     (918,421)
          Prepaid expenses and other
            assets                       1,786,487     1,725,533
          Accounts payable and accrued
             expenses                      450,189      (722,786)
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES             (10,184)       35,330

INVESTING ACTIVITIES
  Purchase of short-term investments      (250,000)                        -

FINANCING ACTIVITIES
  Purchase of Common Shares for Treasury   (18,387)      (14,060)
  Sale of Common Shares                     19,334         7,316
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                    947        (6,744)

INCREASE (DECREASE)IN CASH AND CASH
  EQUIVALENTS                             (259,237)       28,586
     Cash and cash equivalents at
       beginning of year                   795,379       223,567

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $   536,142   $   252,153


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

          The Corporation leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $161,244 and $146,791 from the Partnership for the three-month periods ended June 30, 1994 and 1993, respectively, and $313,265 and $293,582 for the six-month periods ended June 30, 1994 and 1993, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Corporation had cash and cash equivalents and short-term investments of approximately $1.3 million at June 30, 1994 and December 31, 1993. The largest component of the Corporation's working capital was a receivable from The Andersons (the "Partnership"). This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short- term or long-term debt. In 1994 the Corporation received $19,334 from an offering of its Class A and Class B Common Shares and redeemed shares totaling $18,387. The Corporation is no longer offering shares and does not anticipate doing so in the near future. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its cost in providing management and labor services to the Partnership, and given the Corporation's cash and cash equivalents and short-term investment of $1.3 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations:

Three months ended June 30, 1994 and 1993:

Net income in the second quarter of 1994 was $207,435 or $44.98 per Class A Common Share, compared to a net income of $73,515, or $15.88 per share in 1993. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity increased by $173,800 due to the improved performance of the Partnership in the second quarter of 1994. Net rental income increased by $26,766 due to increased occupancy. Income tax expense increased by $76,800 due to the increase in income.

Six Months ended June 30, 1994 and 1993:

Net income in the first six months of 1994 was $212,021 or $45.97 per Class A Common Share, compared to a net income of $23,925, or $5.17 per share in 1993. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity increased by $228,666 due to the improved performance of the Partnership. Net rental income increased by $44,706 due to increased occupancy. Income tax expense increased by $90,000 due to the increase in income.


                       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1994.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE ANDERSONS MANAGEMENT CORP.
                                (Registrant)



Date:  August 12, 1994          By /s/Richard P. Anderson
                                  Richard P. Anderson
                                  President and Chief Executive
                                    Officer



Date:  August 12, 1994               By /s/Richard R. George
                                  Richard R. George
                                  Corporate Controller (Principal
                                    Accounting Officer)