Form 10-Q
period 1994-09-30
ANDERSONS MANAGEMENT CORP
filed 1994-11-14
CIK 821026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                                 Yes  X  No

As of October 31, 1994, there were 4612 non-voting Class A Common Shares no par value and 5008 voting Class B Common Shares no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of its form of organization, that includes transfer restrictions, there is no market for any partnership interests in The Andersons. In these circumstances, there is no market for the Class A or Class B Shares.


                        THE ANDERSONS MANAGEMENT CORP.

                                     INDEX

                                                                 Page No.

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
       Condensed Balance Sheets -
         September 30, 1994 and December 31, 1993. . . . . . . . . . . 3

       Condensed Statements of Income -
         Three months ended September 30, 1994 and 1993. . . . . . . . 4

       Condensed Statements of Income -
         Nine months ended September 30, 1994 and 1993 . . . . . . . . 5

       Condensed Statements of Cash Flows -
         Nine months ended September 30, 1994 and 1993 . . . . . . . . 6

       Notes to Condensed Financial Statements . . . . . . . . . . . . 7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . 8


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE ANDERSONS MANAGEMENT CORP.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                             September 30     December 31
                                                 1994             1993
CURRENT ASSETS
  Cash and cash equivalents                  $   540,381      $   795,379
  Short-term investments, at cost                755,313          505,313
  Receivable from The Andersons - Note B       6,025,387        4,173,287
  Prepaid expenses and other
     accounts receivable                         112,128        2,726,694
     TOTAL CURRENT ASSETS                      7,433,209        8,200,673
OTHER ASSETS
  Receivable from The Andersons - Note B       2,698,129        2,413,041
  Investment in The Andersons - Note B           901,319          761,839
  Deposits and other assets                      124,867           56,650
                                               3,724,315        3,231,530
                                             $11,157,524      $11,432,203

CURRENT LIABILITIES
  Accounts payable                           $ 1,029,531      $ 1,149,232
  Accrued expenses                             5,697,493        6,263,206
     TOTAL CURRENT LIABILITIES                 6,727,024        7,412,438

ACCRUED POSTRETIREMENT BENEFITS                2,698,129        2,413,041

SHAREHOLDERS' EQUITY
  Common Shares, without par value:
     Class A non-voting:
       Authorized - 25,000 shares
       Issued - 4,855 shares at
          stated value                         1,456,405        1,456,405
     Class B voting:
       Authorized - 25,000 shares
       Issued - 5,008 and 4,681 shares,
          respectively, at stated value            5,008            4,681
  Retained earnings                              343,790          219,090
                                               1,805,203        1,680,176
  Less common shares in treasury at
     cost - (243 and 242 Class A shares
     and 0 and 147 Class B shares at
     September 30, 1994 and December 31,
     1993, respectively)                         (72,832)         (73,452)
                                               1,732,371        1,606,724
                                             $11,157,524      $11,432,203

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.


                         THE ANDERSONS MANAGEMENT CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months
                                                  Ended September 30
                                                1994             1993
REVENUES:
  Management fees - Note B                   $17,032,669      $14,948,740
  Equity in net loss of
     The Andersons                               (32,086)          (8,791)
  Interest earned and other income                35,779           27,516
                                              17,036,362       14,967,465

COSTS AND EXPENSES:
  Salaries, wages and benefits                16,904,541       14,809,092
  Rent expense                                   189,899          182,802
  General expenses                                82,343           28,140
                                              17,176,783       15,020,034
     LOSS BEFORE INCOME TAXES                    140,421           52,569

Federal income taxes (credit)                    (53,100)          (7,900)
     NET LOSS                                $    87,321      $    44,669

Net loss per Class A Common Share            $     18.93      $      9.65

Weighted average number of Class A Shares
  outstanding                                      4,612            4,627

See notes to condensed financial statements.

                    THE ANDERSONS MANAGEMENT CORP.
                    CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                     Nine Months
                                                  Ended September 30
                                                1994             1993

REVENUES:
  Management fees - Note B                   $50,673,699      $44,778,698
  Equity in net income of
     The Andersons                               139,480           64,394
  Interest earned and other income               126,749           80,761
                                              50,939,928       44,923,853

COSTS AND EXPENSES:
  Salaries, wages and benefits                50,042,626       44,286,073
  Rent expense                                   564,966          548,406
  General expenses                               152,635          113,818
                                              50,760,227       44,948,297
     INCOME (LOSS) BEFORE INCOME TAXES           179,701          (24,444)

Federal income taxes (credit)                     55,000           (3,700)
     NET INCOME (LOSS)                       $   124,701      $   (20,744)

Net income (loss) per Class A Common Share   $     27.04      $     (4.48)

Weighted average number of Class A Shares
  outstanding                                      4,612            4,628

See notes to condensed financial statements.


                         THE ANDERSONS MANAGEMENT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months
                                                  Ended September 30
                                                1994             1993
OPERATING ACTIVITIES
  Net income (loss)                          $   124,701      $   (20,744)
  Adjustments to reconcile net
     income (loss) to net cash (used in)
     provided by operating activities:
       Amortization                                2,433              264
       Equity in earnings of The
          Andersons in excess of cash
          received - Note B                     (139,480)         (64,394)
       Changes in operating assets and
          liabilities:
          Receivable from The Andersons       (2,137,188)      (1,987,141)
          Prepaid expenses and other assets    2,543,916        2,296,003
          Accounts payable and accrued
             expenses                           (400,326)        (177,740)
       NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES                    (5,944)          46,248

NET CASH USED IN INVESTING ACTIVITIES --
  Purchase of short-term investments            (250,000)               -

FINANCING ACTIVITIES
  Purchase of Common Shares for Treasury         (18,387)         (18,392)
  Sale of Common Shares                           19,333           10,918
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                          946           (7,474)

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                   (254,998)          38,774
     Cash and cash equivalents at
       beginning of year                         795,379          223,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   540,381      $   262,341


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

          The Corporation leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $160,142 and $146,791 from the Partnership for the three-month periods ended September 30, 1994 and 1993, respectively, and $473,407 and $440,373 for the nine-month periods ended September 30, 1994 and 1993, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Corporation had cash and cash equivalents and short-term investments of approximately $1.3 million at September 30, 1994 and December 31, 1993. The largest component of the Corporation's working capital was a receivable from The Andersons (the "Partnership"). This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short- term or long-term debt. In 1994 the Corporation received $19,333 from an offering of its Class A and Class B Common Shares and redeemed shares totaling $18,387. The Corporation is not currently offering shares. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its cost in providing management and labor services to the Partnership, and given the Corporation's cash and cash equivalents and short-term investment of $1.3 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations:

Three months ended September 30, 1994 and 1993:

In the third quarter of 1994 the Corporation incurred a loss of $87,321 or $18.93 per Class A Common Share, compared to a loss of $44,669, or $9.65 per share in 1993. Equity in the net loss of The Andersons and the portion of the management fee based on the Partnership's return on equity resulted in a decrease in income to the Corporation of $48,165. Net rental income increased by $14,872 due to increased occupancy. General expenses increased by $54,203. In the third quarter of 1994, $51,000 was paid for board member retainer fees and committee chairperson fees. In the previous year these fees were paid in the second quarter. The federal income tax credit was $45,200 higher in the third quarter of 1994 compared to the credit in the third quarter of last year, due to the increase in the Corporation's loss.

Nine Months ended September 30, 1994 and 1993:

Net income in the first nine months of 1994 was $124,701 or $27.04 per Class A Common Share, compared to a net loss of $20,744, or $4.48 per share in 1993. Equity in net income of The Andersons and the portion of the management fee based on the Partnership's return on equity increased by $180,501 due to the improved performance of the Partnership. Net rental income increased by $59,578 due to increased occupancy. General expenses were up $38,817. Approximately $16,000 was as a result of an increase in fees paid to outside board members and $6,000 was an increase in state and local income taxes due to the increase in income. The remaining expense increase is a result of increases in general corporate operating expenses. Income tax expense increased by $58,700 due to the increase in income.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE ANDERSONS MANAGEMENT CORP.
                                   (Registrant)



Date:  November 14, 1994             By /s/ Richard P. Anderson
                                       Richard P. Anderson
                                       President and Chief Executive
                                        Officer



Date:  November 14, 1994             By /s/ Richard R. George
                                       Richard R. George
                                       Corporate Controller (Principal
                                         Accounting Officer)