Form 10-K
period 1994-12-31
ANDERSONS MANAGEMENT CORP
filed 1995-03-23
CIK 821026

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1994

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

     As of March 1, 1995 there were 4,608 Class A Common Shares no par value and 5,014 Class B Common Shares no par value of the Registrant, issued and outstanding.

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

Business and Properties of the Partnership

     The Partnership is engaged in agriculture which includes grain merchandising, operating grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, and distributing agricultural supplies such as fertilizers, seeds and farm supplies. The Partnership is also engaged in the operation of retail general stores; the production, distribution and marketing of lawn care products and corncob products and the repair and leasing of rail cars.

     For more complete information as to the Partnership's business and properties, and other information regarding the Partnership's operations, reference is made to the Partnership's Form 10-K for the year ended December 31, 1994 (the "Partnership Form 10-K"), which is filed as an exhibit hereto through incorporation by reference.

Item 2.  Properties

     The Corporation leases an office building located in Maumee, Ohio under a net lease expiring in 2000. The Corporation subleases approximately 90% of the building to the Partnership. See "Item 13. Certain Relationships and Related Transactions."

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters

  (a) Because of ownership and transferability restrictions, there is no market for the Class A and Class B Common Shares.

  (b) As of March 1, 1995, there were 187 holders of Class A Common Shares and
          184 holders of Class B Common Shares.

  (c) The Corporation does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                          Year Ended December 31
                               1994        1993        1992       1991        1990
     Management Fees       $70,394,855 $63,107,331 $57,388,268 $55,357,599 $51,581,824
     Net income                252,351     146,399       9,083      24,680      46,473
     Net income per Class
       A Share                   54.72       31.66        1.96        5.38        9.91
     Weighted average number
       of Class A Common
       Shares outstanding        4,612       4,624       4,633       4,591       4,691

                                               As of December 31
                              1994         1993        1992       1991        1990
     Total assets          $12,983,964 $11,432,203 $ 8,841,177 $ 8,579,945 $ 7,783,120
     Shareholders'
       equity                1,862,039   1,606,724   1,472,881   1,444,973   1,448,127

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Corporation had cash and cash equivalents and short-term investments of approximately $1.2 and $1.3 million at December 31, 1994 and 1993, respectively. The largest component of the Corporation's working capital was a receivable from the Partnership. This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short-term or long-term debt. During 1994, the Corporation offered Class A and Class B Common Shares and received $21,369 under that offering. Class A and Class B Common Shares redeemed during 1993 totalled $18,405. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its cost in providing management and labor services to the Partnership, and given the Corporation's cash and cash equivalents and short-term investment of $1.2 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations

Years ended December 31, 1994 and 1993:

     Net income in 1994 was $252,351 or $54.72 per Class A Common Share, compared to $146,399 or $31.66 per share in 1993. Income earned by the Corporation on its investment in the Partnership was up $73,318 in 1994 and the management fee earned by the Corporation based on the Partnership's return on equity and rent and other reimbursable expenses was up $213,563. These increases were due to improved 1994 operating results of the Partnership and an increase in space utilized by the Partnership in the Corporation's office building. Interest earned and other income decreased by $27,096, primarily due to less space leased by outside tenants in the Corporation's office building. Federal income tax expense increased due to the increase in income.

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

     During 1993 the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of the net periodic postretirement benefit cost over a period of approximately 20 years. The effect of adopting the new rules increased the 1993 net periodic postretirement benefit cost by approximately $850,000. This cost was included in the management fee charged to the Partnership in 1993 and, therefore, had no impact on the operating results of the Corporation. Also during 1993, as a result of lower prevailing interest rates, the Corporation decreased the discount rate used to determine its projected benefit obligation for its pension plan and for its postretirement health care benefits from 8.0% to 7.5%. Because the Corporation charges all employee benefit costs to the Partnership as part of the management fee, the change in the discount rate will not impact the future operating results of the Corporation.


Item 8. Financial Statements and Supplemental Data


                        Report of Independent Auditors

Shareholders
The Andersons Management Corp.

We have audited the accompanying balance sheets of The Andersons Management Corp. as of December 31, 1994 and 1993, and the related statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Andersons Management Corp. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, in 1993 the Corporation changed its method of accounting for postretirement benefits.

                                               /s/ Ernst & Young LLP
                                               ERNST & YOUNG LLP

Toledo, Ohio
February 6, 1995


                         The Andersons Management Corp.
                              Statements of Income

                                              Year ended December 31
                                         1994          1993          1992
Management fees (Note 2)             $70,394,855   $63,107,331   $57,388,268
Equity in income of The Andersons        218,844       145,526        94,128
Interest earned and other income         148,829       175,925       175,947
                                      70,762,528    63,428,782    57,658,343
Costs and expenses:
  Salaries, wages and benefits        69,400,144    62,326,184    56,782,306
  Rent expense                           754,867       731,209       726,028
  General expenses                       227,966       153,590       139,926
                                      70,382,977    63,210,983    57,648,260
Income before income taxes               379,551       217,799        10,083

Federal income taxes:
  Current                                140,100        68,500         3,800
  Deferred (credit)                      (12,900)        2,900        (2,800)
                                         127,200        71,400         1,000
Net income                           $   252,351   $   146,399   $     9,083

Net income per weighted average
  Class A Common Share                    $54.72        $31.66         $1.96

Weighted average number of
  Class A shares outstanding               4,612         4,624         4,633

See accompanying notes.


                         The Andersons Management Corp.
                                 Balance Sheets

                                                          December 31
                                                       1994           1993
Assets
Current assets:
  Cash and cash equivalents                        $   736,599    $   795,379
  U.S. Treasury security, held-to-maturity (fair
    value of $486,875 and $504,375, respectively)      490,532        505,313
  Receivable from The Andersons (Note 2)             4,700,699      4,173,287
  Note and accounts receivable                             307          3,026
  Prepaid expenses (Note 3)                          2,702,866      2,723,668
Total current assets                                 8,631,003      8,200,673

Receivable from The Andersons (Note 2)               3,059,742      2,413,041
Investment in The Andersons (Note 2)                   969,376        761,839
Investment in mutual fund at fair value
  which approximates cost                              250,000              -
Other                                                   73,843         56,650
                                                   $12,983,964    $11,432,203

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                 $   869,704    $ 1,149,232
  Accrued compensation and benefits                  7,192,479      6,263,206
Total current liabilities                            8,062,183      7,412,438

Postretirement benefits (Note 3)                     3,059,742      2,413,041

Shareholders' equity:
  Common Shares, without par value:
    Class A non-voting:
      Authorized--25,000 shares
      Issued-- 4,855 shares at stated value          1,456,405      1,456,405
    Class B voting:
      Authorized--25,000 shares
      Issued--5,014 and 4,681 shares at stated
        value in 1994 and 1993, respectively             5,014          4,681
  Retained earnings                                    471,441        219,090
                                                     1,932,860      1,680,176
  Less common shares in treasury, at cost--
    (236 and 242 Class A shares and -0-
    and 147 Class B shares in 1994 and 1993,
    respectively)                                      (70,821)       (73,452)
                                                     1,862,039      1,606,724
                                                   $12,983,964    $11,432,203

See accompanying notes.


                         The Andersons Management Corp.
                            Statements of Cash Flows

                                                 Year ended December 31
                                               1994        1993        1992
Operating activities
Net income                                $   252,351  $  146,399  $    9,083
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Equity in earnings of The Andersons
      in excess of cash received (Note 2)    (207,537)   (139,180)    (91,337)
    Provision for deferred income tax
      (credits)                               (12,900)      2,900      (2,800)
    Amortization                                4,110      41,411      11,145
    Changes in operating assets and
     liabilities:
       Note and accounts receivable             2,719      45,941      52,527
       Receivable from The Andersons
         (Note 2)                          (1,174,113) (2,160,348)    732,588
       Prepaid and other assets                 3,609    (304,625)   (841,184)
       Accounts payable and accrued
         expenses                           1,309,346   2,457,183     233,324
Net cash provided by operating activities     177,585      89,681     103,346

Investing activities
Purchases of investments                     (739,329)   (505,313)    (14,116)
Sales and maturities of investments           500,000   1,000,000           -
Net cash provided by (used in)
  investing activities                       (239,329)    494,687     (14,116)

Financing activities
Sale of common shares from treasury            21,036      11,141      46,671
Purchase of common shares for treasury        (18,405)    (23,697)    (27,846)
Proceeds from sale of common shares               333           -           -
Net cash provided by (used in)
  financing activities                          2,964     (12,556)     18,825

Increase (decrease) in cash and
  cash equivalents                            (58,780)    571,812     108,055
Cash and cash equivalents at
  beginning of year                           795,379     223,567     115,512
Cash and cash equivalents at end
  of year                                 $   736,599  $  795,379  $  223,567

See accompanying notes.


                         The Andersons Management Corp.
                 Statements of Changes in Shareholders' Equity

                                      Common Shares      Retained    Treasury
                                   Class A    Class B    Earnings     Shares
Balances at December 31, 1991     $1,456,405   $4,681    $ 63,608    $(79,721)
 Sale of 150 Class A and 171
  Class B shares from treasury                                         46,671
 Purchase of 90 Class A and 54
  Class B shares for treasury                                         (27,846)
 Net income for the year                                    9,083
Balances at December 31, 1992      1,456,405    4,681      72,691     (60,896)
 Sale of 35 Class A and 251
  Class B shares from treasury                                         11,141
 Purchase of 75 Class A and 73
  Class B shares for treasury                                         (23,697)
 Net income for the year                                  146,399
Balances at December 31, 1993      1,456,405    4,681     219,090     (73,452)
 Sale of 59 Class A and 200
  Class B shares from treasury                                         21,036
 Purchase of 53 Class A and 53
  Class B shares for treasury                                         (18,405)
 Issuance of 333 shares                           333
 Net income for the year                                  252,351
Balances at December 31, 1994     $1,456,405   $5,014    $471,441    $(70,821)

See accompanying notes.


                         The Andersons Management Corp.
                         Notes to Financial Statements
                               December 31, 1994


1. Significant Accounting Policies

Cash Equivalents

The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Securities

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994. There was no cumulative effect as a result of the adoption.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

Income Taxes

Effective January 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes."   The impact of this change was not significant.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Temporary differences relating to costs and expenses incurred on behalf of the Partnership are passed on to the Partnership through offsetting differences in the recognition of management fees by the Corporation. Deferred tax assets of the Corporation relate primarily to temporary differences associated with the Corporation's share of Partnership net income and amounted to $29,900 and $17,000 at December 31, 1994 and 1993, respectively.

Taxes paid during 1994 and 1993 amounted to $135,500 and $5,000, respectively, and tax refunds amounted to $5,900 in 1992.

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

Reclassifications

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation. These reclassifications had no effect on net income.

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

The Corporation leases an office building under a lease that commenced on May 1, 1990. The Corporation is required to pay annual lease payments of $771,397 through 2000. The Corporation charges the Partnership rent for the space utilized in its operations, which amounted to $635,714, $529,982 and $516,344 in 1994, 1993 and 1992, respectively.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts due from the Partnership relating to postretirement benefits that will not be received within one year have been classified as a noncurrent asset.

The components of the management fee and rent charged by the Corporation to the Partnership consisted of the following:

                                       Year ended December 31
                                   1994          1993          1992
Costs and expenses:
 Salaries and wages            $53,726,460   $47,706,731   $43,356,247
 Employee benefits              15,673,685    14,619,453    13,426,059
 Rent for office space and
  other reimbursable expenses      803,830       641,491       516,344
 Achieved level of return
  of the Partnership               190,880       139,656        89,618
Total management fees          $70,394,855   $63,107,331   $57,388,268

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

The following table sets forth the plan's funded status and amounts recognized in the Corporation's balance sheets as of December 31, 1994 and 1993.

                                                   1994        1993
Accumulated benefit obligation,
 including vested benefits of $5,743,223
 in 1994 and $4,815,512 in 1993                 $6,107,230  $5,159,779

Projected benefit obligation for
 service rendered to date                       $9,524,599  $8,222,470
Plan assets at fair value                        7,297,051   6,568,985
Projected benefit obligation in
 excess of plan assets                           2,227,548   1,653,485

Unrecognized net asset at adoption of
 FAS 87, net of amortization                       193,338     243,817
Unrecognized net gain (loss)                      (435,467)    530,128
Prior service cost                                 (29,044)   (147,663)
Net pension liability recognized in
 balance sheet (includes current portion
 of $415,365 in 1994 and $645,966 in 1993)      $1,956,375  $2,279,767

Net periodic pension cost includes the following components:

                                            Year ended December 31
                                         1994        1993       1992
Service cost - benefits earned
 during the period                    $1,082,143  $1,135,948  $1,088,099
Interest cost on projected
 benefit obligation                      563,333     571,278     461,896
Return on plan assets                     70,796    (493,623)   (331,498)
Net amortization and deferral           (655,230)     10,420     (32,317)
Net periodic pension cost             $1,061,042  $1,224,023  $1,186,180

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 4%, for 1994 and 1993. The weighted average long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8% for 1994, 1993 and 1992. Substantially all of the plan assets are invested in a family of mutual funds.

Under the Retirement Savings Investment Plan (RSIP) eligible participating employees may elect to contribute specified amounts up to the lesser of $9,240 or 15% of their gross pay on a tax-deferred basis to a trust for investment in a family of mutual funds. The Corporation contributes an amount equal to 50% of the participant's contributions, but not in excess of 3% of the participant's annual gross pay. Participants are fully vested in their contributions to the RSIP. Participants hired before January 1, 1993 vest immediately in the Corporation's matching contributions and participants hired after December 31, 1992 vest ratably over five years. The matching contributions to the RSIP amounted to $857,804, $761,536 and $682,099 in 1994, 1993 and 1992, respectively.

Substantially all permanent employees are included in the Cash Profit Sharing Plan. The Plan provides for participants to receive certain percentages of their pay as various threshold levels of return on capital of the Partnership are achieved. The Corporation also has a Management Performance Program for certain levels of management. Participants in the Management Performance Program are not eligible to participate in the Cash Profit Sharing Plan. The expense for profit sharing/management performance programs was $3,040,207, $2,050,273 and $1,331,260 for 1994, 1993 and 1992, respectively.

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

Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of providing postretirement health care benefits be accrued during the employees' working career rather than recognizing the cost of these benefits as claims are paid. The Corporation has elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of the net periodic postretirement benefit cost over a period of approximately 20 years. The effect of adopting the new rules increased net periodic postretirement benefit cost by approximately $840,000 and $850,000 in 1994 and 1993, respectively. Postretirement benefit costs for 1992 of approximately $404,000, which were recorded on a cash basis, have not been restated. As all employee benefit costs are charged to the Partnership as described in Note 2, the change in accounting for postretirement benefit costs had no effect on the Corporation's net income.

The Corporation's postretirement benefits are not funded. The status of the plan as of December 31 is as follows:

                                                    1994          1993
Accumulated postretirement benefit obligation:
    Retirees                                    $  6,281,193   $ 5,534,885
    Fully eligible active plan participants        1,691,711       752,975
    Other active participants                      2,764,533     3,065,722
                                                  10,737,437     9,353,582

Unrecognized net transition obligation            (7,570,994)   (7,991,605)
Unrecognized net loss                             (1,647,711)     (582,737)
Accrued postretirement benefit cost             $  1,518,732   $   779,240


Net periodic postretirement benefit cost includes the following components:

                                                 1994        1993
 Service cost                               $   245,186  $   181,457
 Interest cost                                  749,651      653,625
 Net amortization                               451,999      420,611
 Net periodic postretirement benefit costs  $ 1,446,836  $ 1,255,693

The weighted average discount rate used in determining the postretirement benefit cost was 7.5% for 1994 and 8% for 1993. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993 was 7.5%.

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 11% in 1994, declining to 5% through the year 2000 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the annual postretirement benefit cost by approximately $185,000 and the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $1,670,000.

To partially fund self-insured health care and other employee benefits, the Corporation makes payments to a trust. Assets of the trust amounted to $2,639,566 and $2,710,395 at December 31, 1994 and 1993, respectively, and such amounts are included in prepaid expenses.


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

Name                     Age  Position
Thomas H. Anderson       71   Chairman of the Board (1) (2)* (3)*
Richard P. Anderson      65   Director; President and Chief Executive
                                Officer (1)* (2)* (3)*
Christopher J. Anderson  40   Vice President Business Development
                                Group (3)
Daniel T. Anderson       39   Director; General Merchandise Manager
                                Retail Group (3)
Donald E. Anderson       68   Director; Science Advisor (1)
Michael J. Anderson      43   Director; Vice President and General
                                Manager Retail Group (2)
Richard M. Anderson      38   Director; Vice President and General
                                Manager Industrial Products Group (2)
John F. Barrett          45   Director
Joseph L. Braker         44   Vice President and General Manager
                                Agriculture Group (2)
Dale W. Fallat           50   Director; Vice President Corporate
                                Services (2)
Richard R. George        45   Corporate Controller and Principal
                                Accounting Officer (3)
Paul M. Kraus            62   Director (1)
Peter A. Machin          47   Vice President and General Manager Lawn
                                Products Group (1)
Beverly J. McBride       53   General Counsel and Corporate
                                Secretary (2)
Rene C. McPherson        70   Director (2)
Donald M. Mennel         76   Director (1) (3)
Larry D. Rigel           53   Vice President Marketing (1)
Janet M. Schoen          35   Director (2)
Gary L. Smith            49   Corporate Treasurer (1)


(1) Member of Nominating and Advisory Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee
 *  Denotes Ex-officio member

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

Joseph L. Braker - Began his employment with the Partnership in 1968. He held several positions within the Grain area and in 1988, he was named Group Vice President Grain. In 1990, he was named Vice President and General Manager Ag Products Group and in February 1994 he was named Vice President and General Manager Agriculture Group. He served as a General Partner of The Andersons from 1985 to 1987.

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

Summary Compensation Table

                                     Annual Compensation        All Other
     Name and Position             Year  Salary     Bonus    Compensation (a)
     Richard P. Anderson           1994 $335,000  $202,500        $4,620
       President and Chief         1993  308,333   150,000         4,497
       Executive Officer           1992  286,666    60,000         4,300

     Thomas H. Anderson            1994  226,667   125,000         4,620
       Chairman of the Board       1993  206,669    90,000         4,497
                                   1992  190,004    35,000         4,364

     Joseph L. Braker              1994  224,071   150,000         4,620
       Vice President and General  1993  194,634    70,000         4,497
       Manager Agriculture Group   1992  181,408    30,000         4,364

     Michael J. Anderson           1994  200,765   100,000         4,620
       Vice President and General  1993  161,962   100,000         4,497
       Manager Retail Group        1992  146,978    30,000         4,364

     Larry Rigel                   1994  171,981    25,000         4,620
       Vice President Marketing    1993  162,558    15,000         4,497
                                   1992  151,924    30,000         4,364

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

     Average          Approximate Annual Retirement Benefit Based
     Five-Year            Upon the Indicated Years of Service
   Compensation          5 Years   10 Years  15 Years  25 Years
     $ 50,000            $ 3,142   $ 6,284   $ 9,427   $ 15,711
      100,000              6,892    13,784    20,677     34,461
      150,000             10,642    21,284    31,927     53,211
      200,000             14,392    28,784    43,177     71,961
      250,000             18,142    36,284    54,427     90,711

Directors' Fees

     Directors who are not employees of the Corporation and who are not members of the Anderson family receive an annual retainer of $15,000. Directors who are not employees of the Corporation receive a fee of $1,000 for each Board Meeting attended. There are three committees of the Board of
Directors: the Audit Committee; the Nominating and Advisory Committee; and the Compensation Committee. The chairman of these committees receives a retainer of $3,000 provided they are not an employee of the Corporation, and members of the committees who are not employees of the Corporation receive $750 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee includes the following executive officers and directors: Michael J. Anderson, Richard M. Anderson, Richard P. Anderson (ex officio), Thomas H. Anderson (ex officio), Dale W. Fallat, Joseph L. Braker, Beverly J. McBride, Rene C. McPherson (chairman), and Janet M. Schoen. In addition, Charles E. Gallagher, Director of Personnel, is an ex officio member of the committee.

Certain Transactions - Alshire-Columbus:

     The Partnership and certain of the directors and executive officers of the Corporation were limited partners in Alshire-Columbus Limited Partnership ("Alshire-Columbus"), an Ohio limited partnership, which owned the Partnership's Brice General Store in Columbus, Ohio. The store was leased to the Partnership by Alshire-Columbus at an annual base rental of $732,000.

     The Partnership contributed the land, at its cost ($1,367,000), for its original limited partner interest. The other limited partners of Alshire-Columbus contributed $1,450,000, representing 35 limited partnership units. None of the directors and executive officers of the Corporation or their family members owned more than one limited partnership unit, except for Richard P. Anderson, who owned two units.

     In the aggregate, 8 3/4 units were owned by directors and executive officers of the Corporation, and their family members owned an additional four units. The general partner of Alshire-Columbus experienced difficulties in refinancing the real property after the original seven year term of their note. During 1994, The Andersons obtained an independent appraisal of the property valued at $8.5 million and made an offer to purchase the property for that price. The initial lease term was scheduled to expire in 2000. The limited partners of Alshire-Columbus accepted the purchase offer from The Andersons. According to the partnership agreement, upon the sale of the real estate The Andersons received a preferential distribution from the proceeds of the sale equal to the original cost of the land contributed by The Andersons. The remaining proceeds from the sale, after payment of the debt and return of capital to limited partners, was distributed according to the partnership agreement which was 75% to the limited partners; 24% to The Andersons, as original limited partner; and 1% to the general partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) No individual beneficially owns as much as 5% of the Voting Class B Common Shares of the Corporation. As of March 1, 1995, the descendants of the founders of the Partnership beneficially held 3,926 shares of the voting Class B Common Shares, representing 78% of the outstanding shares.

     (b) The following table sets forth, as of March 1, 1995, the beneficial ownership by each Director and by all Directors and Officers as a group, of the Corporation's voting Class B Common Shares:

                                    Number of Shares        Percent
     Director                      Beneficially Owned       of Class
     Richard P. Anderson                 93                   1.9%
     Thomas H. Anderson                  85                   1.7%
     Daniel T. Anderson                  88                   1.8%
     Donald E. Anderson                  54                   1.1%
     Michael J. Anderson                 33                     *
     Richard M. Anderson                 67                   1.3%
     John F. Barrett                      2                     *
     Dale W. Fallat                      17                     *
     Paul M. Kraus                       40                     *
     Rene C. McPherson                    6                     *
     Donald M. Mennel                     6                     *
     Janet M. Schoen                     71                   1.4%
     Directors and Officers as a group  712                  14.2%

     * less than 1%

     (c) The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

Item 13. Certain Relationships and Related Transactions

     See "Item 1. Business" regarding personnel and management services provided by the Corporation to the Partnership. The management fee received by the Corporation in 1994 under the Management Agreement between the Corporation and the Partnership was $70,394,855. See Note 2 to the Corporation's Financial Statements.

     The office building utilized by the Partnership is leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000. The Partnership subleases approximately 90% of the building from the Corporation and pays the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also is responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimburses the Partnership for management and maintenance of the building, including the space it does not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership is designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1993, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $635,714, which is included in the management fee referred to in the preceding paragraph.

     See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation - Certain Transactions - Alshire-Columbus" regarding transactions with management.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) The following financial statements of the registrant are included in Item 8:

                                                                       Page
     Report of Independent Auditors...................................   5
     Statements of Income - years ended
       December 31, 1994, 1993 and 1992...............................   6
     Balance Sheets - December 31, 1994 and 1993......................   7
     Statements of Cash Flows - years ended
       December 31, 1994, 1993 and 1992...............................   8
     Statements of Changes in Shareholders' Equity -
       years ended December 31, 1994, 1993 and 1992...................   9
     Notes to Financial Statements....................................  10

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

          10(h) Management Agreement between The Andersons and The Andersons
                Management Corp., effective as of January 1, 1988. (Incorporated by reference to Exhibit 10(h) in Registration Statement No. 33-13538.)

          28 Partnership Form 10-K for the year ended December 31, 1994. (Incorporated by reference to File No. 2-55070.)

* Management contract or compensatory plan.

     The Corporation agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the year.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 23rd day of March, 1995.

                                   THE ANDERSONS MANAGEMENT CORP.
                                   (Registrant)


                                   By /s/Thomas H. Anderson
                                      Thomas H. Anderson
                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March, 1995.

Signature                                Title


/s/Richard P. Anderson        President and Chief Executive Officer,
Richard P. Anderson           Director
                              (Principal Executive and Financial Officer)

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