Form 10-Q
period 1995-03-31
ANDERSONS MANAGEMENT CORP
filed 1995-05-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

                                 Yes  X  No

As of April 30, 1995, there were 4,608 non-voting Class A Common Shares, no par value and 5,720 voting Class B Common Shares, no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of transfer restrictions contained in the partnership agreement, there is no market for any partnership interests in The Andersons. Consequently, there is no market
for the Class A or Class B Shares.                         THE ANDERSONS
MANAGEMENT CORP.


                                    INDEX

                                                           Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Balance Sheets -
         March 31, 1995 and December 31, 1994. . . . . . . .       3

       Condensed Statements of Income -
         Three months ended March 31, 1995 and 1994. . . . .       4

       Condensed Statements of Cash Flows -
         Three months ended March 31, 1995 and 1994. . . . .       5

       Notes to Condensed Financial Statements . . . . . . .       6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . .       7


PART II.  OTHER INFORMATION

     Item 5.  Other Information . . . . . . . . . . . . . .        8

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . .        8

     Signatures. . . . . . . . . . . . . . . . . . . . . . .       8


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE ANDERSONS MANAGEMENT CORP.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                               March 31       December 31
                                                 1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $   570,053      $   736,599
  Short-term investments, at cost                490,532          490,532
  Receivable from The Andersons - Note B       5,199,966        4,700,699
  Prepaid expenses and other
     accounts receivable                       1,527,926        2,703,173
     TOTAL CURRENT ASSETS                      7,788,477        8,631,003
OTHER ASSETS
  Receivable from The Andersons - Note B       3,274,554        3,059,742
  Investment in The Andersons - Note B           998,462          969,376
  Deposits and other assets                      343,667          323,843
                                               4,616,683        4,352,961
                                             $12,405,160      $12,983,964

CURRENT LIABILITIES
  Accounts payable                           $ 3,244,857      $   869,704
  Accrued expenses                             3,981,355        7,192,479
     TOTAL CURRENT LIABILITIES                 7,226,212        8,062,183

ACCRUED POSTRETIREMENT BENEFITS                3,274,554        3,059,742

SHAREHOLDERS' EQUITY
  Common Shares, without par value:
     Class A non-voting:
       Authorized - 25,000 shares
       Issued - 4,855 shares at
          stated value                         1,456,405        1,456,405
     Class B voting:
       Authorized - 25,000 shares
       Issued - 5,720 and 5,014 shares,
          respectively, at stated value            5,720            5,014
  Retained earnings                              516,615          471,441
                                               1,978,740        1,932,860
  Less common shares in treasury at
     cost - (247 and 236 Class A shares
     at March 31, 1995 and December 31,
     1994, respectively)                         (74,346)         (70,821)
                                               1,904,394        1,862,039
                                             $12,405,160      $12,983,964

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months
                                                    Ended March 31
                                                1995             1994
REVENUES:
  Management fees - Note B                   $18,413,139      $15,791,518
  Equity in net income of
     The Andersons                                29,086           28,938
  Interest earned and other income                43,252           40,866
                                              18,485,477       15,861,322

COSTS AND EXPENSES:
  Salaries, wages and benefits                18,185,202       15,634,231
  Rent expense                                   191,881          185,168
  General expenses                                54,820           34,037
                                              18,431,903       15,853,436
     INCOME BEFORE INCOME TAXES                   53,574            7,886

Federal income taxes                               8,400            3,300
     NET INCOME                              $    45,174      $     4,586

Net income per Class A Common Share          $      9.80      $       .99

Weighted average number of Class A Shares
  outstanding                                      4,608            4,612

See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months
                                                    Ended March 31
                                                1995             1994
OPERATING ACTIVITIES
  Net income                                 $    45,174      $     4,586
  Adjustments to reconcile net
     income to net cash
     used in operating activities:
       Amortization                                                 1,106
       Equity in earnings of The
          Andersons in excess of cash
          received - Note B                      (29,086)         (28,938)
       Changes in operating assets and
          liabilities:
            Receivable from The Andersons       (714,079)         571,305
            Prepaid expenses and other
              assets                           1,155,423          840,860
            Accounts payable and accrued
              expenses                          (621,159)      (1,411,302)
     NET CASH USED IN OPERATING ACTIVITIES      (163,727)         (22,383)

FINANCING ACTIVITIES
  Purchase of investments                              -         (250,000)
  Purchase of Common Shares for Treasury         (17,025)         (18,391)
  Sale of Common Shares                           14,206           19,301
     NET CASH USED IN FINANCING ACTIVITIES        (2,819)        (249,090)

DECREASE IN CASH AND CASH EQUIVALENTS           (166,546)        (271,473)
  Cash and cash equivalents at
     beginning of year                           736,599          795,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   570,053      $   523,906


See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

          The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

Note B  - The Registrant is the sole general partner of The Andersons, an
          Ohio limited partnership (the "Partnership").   The Registrant
          provides all management and labor services required by the Partnership in its operations. In exchange for providing management services, the Registrant charges the Partnership a management fee equal to: a) the salaries and cost of all employee benefits and other normal employee costs, paid or accrued on behalf of the Registrant's employees who are engaged in furnishing services to the Partnership, b) reimbursable expenses incurred by the Registrant in connection with its services to the Partnership, or on the Partnership's behalf, and c) an amount based on an achieved level of return on partners' invested capital of the Partnership to cover the Registrant's general overhead and to provide an element of profit to the Registrant.

          The Registrant leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $167,372 and $152,021 from the Partnership for the three-month periods ended March 31, 1995 and 1994 respectively. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Andersons Management Corp. (the "Corporation") had cash and cash equivalents and short-term investments of approximately $1.1 million at March 31, 1995 and $1.2 million December 31, 1994. The largest component of the Corporation's working capital was a receivable from The Andersons, an Ohio limited partnership of which the Corporation is the sole general partner (the "Partnership"). This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. The Corporation has no short-term or long-term debt. Class A Common Shares redeemed for cash in the first three months of 1995 totaled $3,525, Class A shares gifted to other shareholders totaled $13,500 and new Class B shares issued totaled $706. Management believes, given the relationship between the Corporation and the Partnership whereby the Corporation is reimbursed by the Partnership for its costs in providing management and labor services to the Partnership and given the Corporation's cash and cash equivalents and short-term investment of $1.1 million, that the Corporation's liquidity is adequate to meet both short-term and long-term needs.

Results of Operations

Comparison of the Corporation's Three months ended March 31, 1995 and three months ended March 31, 1994:

Net income in the first quarter of 1995 was $45,174 or $9.80 per Class A Common Share, compared to net income of $4,586 or $0.99 per share in 1994 due to an increase in expenses reimbursed by the Partnership. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity remained constant. The increase in management fee revenue and salaries, wages and benefits expense reflects an increase of 131 salary and full-time positions. Net rental income increased by $1,535 due to increased occupancy. Income tax expense increased due to the increase in income.


                          PART II.  OTHER INFORMATION

Item 5.  Other Information

     On May 1, 1995, subsequent to the period covered by this Report, the Corporation filed a Registration Statement on Form S-4 (File No. 33-58963) with the Securities and Exchange Commission with respect to a proposed merger of the Partnership with and into the Corporation and certain other related matters. The primary purpose of the proposed merger and certain of the related matters is to permit a public offering of common shares of the Corporation at a date to be determined by the Corporation. The Corporation currently anticipates that, if the merger is approved by the shareholders of the Corporation and the limited partners of the Partnership, the public offering will occur in the fall of 1995.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1995



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE ANDERSONS MANAGEMENT CORP.
                                     (Registrant)



Date:  May 12, 1995                    By /s/Richard P. Anderson
                                       Richard P. Anderson
                                       President and Chief Executive
                                         Officer



Date:  May 12, 1995                     By /s/Richard R. George
                                        Richard R. George
                                        Corporate Controller (Principal
                                          Accounting Officer)