Form 10-Q
period 1995-06-30
ANDERSONS MANAGEMENT CORP
filed 1995-08-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

As of July 31, 1995, there were 4,608 non-voting Class A Common Shares, no par value and 5,720 voting Class B Common Shares, no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of transfer restrictions contained in the partnership agreement, there is no market for any partnership interests in The Andersons. Consequently, there is no market for the Class A or Class B Shares.

                        THE ANDERSONS MANAGEMENT CORP.

                                     INDEX

                                                             Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Balance Sheets -
         June 30, 1995 and December 31, 1994 . . . . . . . . . . .3

       Condensed Statements of Income -
         Three months ended June 30, 1995 and 1994 . . . . . . .  4
         Six months ended June 30, 1995 and 1994 . . . . . . . .  5

       Condensed Statements of Cash Flows -
         Six months ended June 30, 1995 and 1994 . . . . . . . .  6

       Notes to Condensed Financial Statements . . . . . . . . .  7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . .  8


PART II.  OTHER INFORMATION

     Item 5.  Other Information. . . . . . . . . . . . . . . . .  9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE ANDERSONS MANAGEMENT CORP.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                               June 30         December 31
                                                 1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $   289,609      $   736,599
  Short-term investments, at cost                553,881          490,532
  Receivable from The Andersons - Note B       5,354,549        4,700,699
  Prepaid expenses and other
     accounts receivable                         810,003        2,703,173
     TOTAL CURRENT ASSETS                      7,008,042        8,631,003
OTHER ASSETS
  Receivable from The Andersons - Note B       3,521,765        3,059,742
  Investment in The Andersons - Note B         1,039,315          969,376
  Other assets                                   323,331          323,843
                                               4,884,411        4,352,961
                                             $11,892,453      $12,983,964
CURRENT LIABILITIES
  Accounts payable                           $ 1,975,131      $   869,704
  Accrued expenses                             4,448,782        7,192,479
     TOTAL CURRENT LIABILITIES                 6,423,913        8,062,183
ACCRUED POSTRETIREMENT BENEFITS                3,521,765        3,059,742
SHAREHOLDERS' EQUITY
  Common Shares, without par value:
     Class A non-voting:
       Authorized - 25,000 shares
       Issued - 4,855 shares at
          stated value                         1,456,405        1,456,405
     Class B voting:
       Authorized - 25,000 shares
       Issued - 5,720 and 5,014 shares,
          respectively, at stated value            5,720            5,014
  Retained earnings                              551,802          471,441
                                               2,013,927        1,932,860
  Unrealized gain on available for sale
     securities                                    7,194                -
  Less common shares in treasury at cost -
     (247 and 236 Class A shares at June 30,
     1995 and December 31, 1994, respectively)   (74,346)         (70,821)
                                               1,946,775        1,862,039
                                             $11,892,453      $12,983,964

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                        THE ANDERSONS MANAGEMENT CORP.
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three months
                                                    Ended June 30
                                                1995             1994
REVENUES:
  Management fees - Note B                   $18,271,144      $17,849,512
  Equity in net income of
     The Andersons                                41,069          142,628
  Interest earned and other income                35,002           50,104
                                              18,347,215       18,042,244

COSTS AND EXPENSES:
  Salaries, wages and benefits                18,054,801       17,517,754
  Rent expense                                   192,871          189,899
  General expenses                                33,655           36,256
                                              18,281,327       17,743,909
     INCOME BEFORE INCOME TAXES                   65,888          298,335

Federal income taxes                              30,700           90,900
     NET INCOME                              $    35,188      $   207,435

Net income per Class A Common Share          $      7.64      $     44.98

Weighted average number of Class A Shares
  outstanding                                      4,608            4,612

See notes to condensed financial statements.

                        THE ANDERSONS MANAGEMENT CORP.
                        CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Six months
                                                    Ended June 30
                                                1995             1994
REVENUES:
  Management fees - Note B                   $36,684,283      $33,641,030
  Equity in net income of
     The Andersons                                69,939          171,566
  Interest earned and other income                78,470           90,970
                                              36,832,692       33,903,566

COSTS AND EXPENSES:
  Salaries, wages and benefits                36,240,003       33,151,985
  Rent expense                                   384,752          375,067
  General expenses                                88,476           70,293
                                              36,713,231       33,597,345
     INCOME BEFORE INCOME TAXES                  119,461          306,221

Federal income taxes                              39,100           94,200
     NET INCOME                              $    80,361      $   212,021

Net income per Class A Common Share          $     17.44      $     45.97

Weighted average number of Class A Shares
  outstanding                                      4,608            4,612

See notes to condensed financial statements.


                        THE ANDERSONS MANAGEMENT CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Six Months
                                                      Ended June 30
                                                  1995            1994
OPERATING ACTIVITIES
  Net income                                 $    80,361      $   212,021
  Adjustments to reconcile net
     income to net cash
     used in operating activities:
       Amortization                                    -            1,770
       Equity in earnings of The
          Andersons in excess of cash
          received                               (69,939)        (171,566)
       Changes in operating assets and
          liabilities:
            Receivable from The Andersons     (1,129,619)      (2,289,085)
            Prepaid expenses and other
              assets                           1,924,894        1,786,487
            Accounts payable and accrued
              expenses                        (1,176,247)         450,189
     NET CASH USED IN OPERATING ACTIVITIES      (370,550)         (10,184)

INVESTING ACTIVITIES
  Purchase of investments                        (73,621)        (250,000)

FINANCING ACTIVITIES
  Purchase of Common Shares for Treasury          (3,525)         (18,387)
  Sale of Common Shares                              706           19,334
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                       (2,819)             947

DECREASE IN CASH AND CASH EQUIVALENTS           (446,990)        (259,237)
  Cash and cash equivalents at
     beginning of year                           736,599          795,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   289,609      $   536,142


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

          The Registrant leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $164,114 and $161,244 from the Partnership for the three-month periods ended June 30, 1995 and 1994 respectively, and $331,486 and $313,265 for the six-month periods ended June 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Andersons Management Corp. (the "Registrant") had cash and cash equivalents and short-term investments of approximately $843,500 at June 30, 1995 and $1.2 million December 31, 1994. The largest component of the Corporation's working capital was a receivable from The Andersons, an Ohio limited partnership of which the Registrant is the sole general partner (the "Partnership"). This receivable represents the costs incurred by the Registrant in providing management and labor services to the Partnership but not yet paid by the Registrant and therefore not yet collected from the Partnership. The Registrant has no short-term or long-term debt. Class A Common Shares redeemed for cash in the first six months of 1995 totaled $3,525 and new Class B shares issued totaled $706. Management believes, given the relationship between the Registrant and the Partnership whereby the Registrant is reimbursed by the Partnership for its costs in providing management and labor services to the Partnership and given the Corporation's cash and cash equivalents and short-term investment of $843,500, that the Corporation's liquidity is adequate to meet both short and long-term needs.

Results of Operations

Comparison of the Corporation's three months ended June 30, 1995 and three months ended June 30, 1994:

Net income in the second quarter of 1995 was $35,188 or $7.64 per Class A Common Share, compared to net income of $207,435 or $44.98 per share in 1994. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity decreased by $251,045 due to a decrease in performance of the Partnership in the second quarter of 1995. Net rental income decreased by $6,107 due to increased rent expense and some temporarily vacant space. Income tax expense decreased by $60,200 due to the decrease in income.

Comparison of the Corporation's six months ended June 30, 1995 and six months ended June 30, 1994:

Net income in the first six months of 1995 was $80,361 or $17.44 per Class A Common Share, compared to net income of $212,021 or $45.97 per share in 1994. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity decreased by $254,942 due to a decrease in performance of the Partnership in 1995. Net rental income decreased by $4,572 due to increased rent expense and some temporarily vacant space. Income tax expense decreased by $55,100 due to the decrease in income.

PART II.  OTHER INFORMATION


Item 5.  Other Information

     On August 9, 1995, subsequent to the period covered by this Report, the Registrant filed a Second Amendment to its Registration Statement on Form S-4 (File No. 33-58963) with the Securities and Exchange Commission with respect to a proposed merger of the Partnership with and into the Registrant and certain other related matters. The primary purpose of the merger is to simplify the organizational structure of the Partnership and the Registrant and allow current Shareholders and Limited Partners the potential for additional liquidity. The Registrant currently anticipates that, if the merger is approved by its shareholders and the limited partners of the Partnership, it will be effective as of January 1, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1995



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ANDERSONS MANAGEMENT CORP.
                                     (Registrant)

Date: August 10, 1995                  By /s/Richard P. Anderson
                                       Richard P. Anderson
                                       President and Chief Executive
                                         Officer

Date: August 10, 1995                   By /s/Richard R. George
                                        Richard R. George
                                        Corporate Controller (Principal
                                          Accounting Officer)