Form 10-Q
period 1995-09-30
ANDERSONS MANAGEMENT CORP
filed 1995-11-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                              Yes  X  No

As of October 31, 1995, there were 4,608 non-voting Class A Common Shares, no par value and 5,720 voting Class B Common Shares, no par value of the Registrant, issued and outstanding. Ownership of Class A Shares is restricted to limited partners of The Andersons, a limited partnership of which the Registrant is the sole general partner. Ownership of Class B Shares is restricted to holders of Class A Shares. Because of transfer restrictions contained in the partnership agreement, there is no market for any partnership interests in The Andersons. Consequently, there is no market for the Class A or Class B Shares.

                         THE ANDERSONS MANAGEMENT CORP.

                                     INDEX

                                                               Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Balance Sheets -
         September 30, 1995 and December 31, 1994. . . . . . . . .3

       Condensed Statements of Income -
         Three months ended September 30, 1995 and 1994. . . . .  4
         Nine months ended September 30, 1995 and 1994 . . . . .  5

       Condensed Statements of Cash Flows -
         Nine months ended September 30, 1995 and 1994 . . . . .  6

       Notes to Condensed Financial Statements . . . . . . . . .  7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . .  8


PART II.  OTHER INFORMATION

     Item 5.  Other Information. . . . . . . . . . . . . . . . .  9

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .9

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  9

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         THE ANDERSONS MANAGEMENT CORP.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                             September 30      December 31
                                                 1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $   305,605      $   736,599
  Short-term investments, at cost                560,144          490,532
  Receivable from The Andersons - Note B       6,131,012        4,700,699
  Prepaid expenses and other
     accounts receivable                          24,546        2,703,173
     TOTAL CURRENT ASSETS                      7,021,307        8,631,003
OTHER ASSETS
  Receivable from The Andersons - Note B       3,820,032        3,059,742
  Investment in The Andersons - Note B           986,244          969,376
  Other assets                                   435,786          323,843
                                               5,242,062        4,352,961
                                             $12,263,369      $12,983,964
CURRENT LIABILITIES
  Accounts payable                           $ 2,229,799      $   869,704
  Accrued expenses                             4,270,002        7,192,479
     TOTAL CURRENT LIABILITIES                 6,499,801        8,062,183
ACCRUED POSTRETIREMENT BENEFITS                3,820,032        3,059,742
SHAREHOLDERS' EQUITY
  Common Shares, without par value:
     Class A non-voting:
       Authorized - 25,000 shares
       Issued - 4,855 shares at
          stated value                         1,456,405        1,456,405
     Class B voting:
       Authorized - 25,000 shares
       Issued - 5,720 and 5,014 shares,
          respectively, at stated value            5,720            5,014
  Retained earnings                              526,222          471,441
                                               1,988,347        1,932,860
  Unrealized gain on available for sale
     securities                                   29,535                -
  Less common shares in treasury at cost -
     (247 and 236 Class A shares at September
     30, 1995 and December 31, 1994,
     respectively)                               (74,346)         (70,821)
                                               1,943,536        1,862,039
                                             $12,263,369      $12,983,964

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed financial statements.

                         THE ANDERSONS MANAGEMENT CORP.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three months
                                                  Ended September 30
                                                1995             1994
REVENUES:
  Management fees - Note B                   $17,782,256      $17,032,669
  Equity in net loss of
     The Andersons                               (53,071)         (32,086)
  Interest earned and other income                58,774           35,779
                                              17,787,959       17,036,362

COSTS AND EXPENSES:
  Salaries, wages and benefits                17,547,300       16,904,541
  Rent expense                                   192,871          189,899
  General expenses                               102,169           82,343
                                              17,842,340       17,176,783
     LOSS BEFORE INCOME TAXES                    (54,381)        (140,421)

Federal income taxes (Credit)                    (28,800)         (53,100)
     NET LOSS                                    (25,581)     $   (87,321)

Net loss per Class A Common Share            $     (5.55)     $    (18.93)

Weighted average number of Class A Shares
  outstanding                                      4,608            4,612

See notes to condensed financial statements.

                         THE ANDERSONS MANAGEMENT CORP.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Nine months
                                                  Ended September 30
                                                1995             1994
REVENUES:
  Management fees - Note B                   $54,466,541      $50,673,699
  Equity in net income of
     The Andersons                                16,868          139,480
  Interest earned and other income               137,244          126,749
                                              54,620,653       50,939,928

COSTS AND EXPENSES:
  Salaries, wages and benefits                53,787,301       50,042,626
  Rent expense                                   577,623          564,966
  General expenses                               190,648          152,635
                                              54,555,572       50,760,227
     INCOME BEFORE INCOME TAXES                   65,081          179,701

Federal income taxes                              10,300           55,000
     NET INCOME                              $    54,781      $   124,701

Net income per Class A Common Share          $     11.89      $     27.04

Weighted average number of Class A Shares
  outstanding                                      4,608            4,612

See notes to condensed financial statements.


                         THE ANDERSONS MANAGEMENT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months
                                                 Ended September 30
                                                1995             1994
OPERATING ACTIVITIES
  Net income                                 $    54,781      $   124,701
  Adjustments to reconcile net
     income to net cash
     used in operating activities:
       Amortization                                    -            2,433
       Equity in earnings of The
          Andersons in excess of cash
          received                               (16,868)        (139,480)
       Changes in operating assets and
          liabilities:
            Receivable from The Andersons     (2,203,154)      (2,137,188)
            Prepaid expenses and other
              assets                           2,620,401        2,543,916
            Accounts payable and accrued
              expenses                          (802,092)        (400,326)
     NET CASH USED IN OPERATING ACTIVITIES      (346,932)          (5,944)

INVESTING ACTIVITIES
  Purchase of investments                        (81,243)        (250,000)

FINANCING ACTIVITIES
  Purchase of Common Shares for Treasury          (3,525)         (18,387)
  Sale of Common Shares                              706           19,333
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                       (2,819)             946

DECREASE IN CASH AND CASH EQUIVALENTS           (430,994)        (254,998)
  Cash and cash equivalents at
     beginning of year                           736,599          795,379

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   305,605      $   540,381

Noncash investing activity
  Unrealized gain on available for sale
     securities                              $    29,535

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

          The Registrant leases an office building which is primarily occupied by the Partnership. Management fees include rental income of $164,115 and $160,143 from the Partnership for the three-month periods ended September 30, 1995 and 1994 respectively, and $495,602 and $473,408 for the nine-month periods ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Andersons Management Corp. (the "Registrant") had cash and cash equivalent and short-term investments of approximately $865,700 at September 30, 1995 and $1.2 million December 31, 1994. The largest component of the Corporation's working capital was a receivable from The Andersons, an Ohio limited partnership of which the Registrant is the sole general partner (the "Partnership"). This receivable represents the costs incurred by the Registrant in providing management and labor services to the Partnership but not yet paid by the Registrant and therefore not yet collected from the Partnership. The Registrant has no short-term or long-term debt. Class A Common Shares redeemed for cash in 1995 totaled $3,525 and new Class B shares issued totaled $706. Management believes, given the relationship between the Registrant and the Partnership whereby the Registrant is reimbursed by the Partnership for its costs in providing management and labor services to the Partnership and given the Corporation's cash and cash equivalents and short-term investment of $865,700, that the Corporation's liquidity is adequate to meet both short and long-term needs.

Results of Operations

Comparison of the Corporation's three months ended September 30, 1995 and three months ended September 30, 1994:

In the third quarter of 1995, the Registrant incurred a net loss of $25,581 or $5.55 per Class A Common Share, compared to a net loss of $87,321 or $18.93 per share in 1994. Equity in the net loss of the Partnership and the portion of the management fee based on the Partnership's return on equity decreased by $16,566 due to a decrease in performance of the Partnership in the third quarter of 1995. Net rental expense on the Registrant's office building decreased by approximately $2,800. The income tax credit decreased by $24,300 due to the decrease in the quarter loss.

Comparison of the Corporation's nine months ended September 30, 1995 and nine months ended September 30, 1994:

Net income in the first nine months of 1995 was $54,781 or $11.89 per Class A Common Share, compared to net income of $124,701 or $27.04 per share in 1994. Equity in net income of the Partnership and the portion of the management fee based on the Partnership's return on equity decreased by $271,500 due to a decrease in performance of the Partnership for the first nine months of 1995. Net rental expense increased slightly. Income tax expense decreased by $44,700 due to the decrease in income.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information

     On October 26, 1995, subsequent to the period covered by this Report, the Registrant's Registration Statement on Form S-4 (File No. 33-58963) with respect to a proposed merger of the Partnership with and into the Registrant and certain other related matters, was declared effective by the Securities and Exchange Commission. The primary purpose of the merger is to simplify the organizational structure of the Partnership and the Registrant and allow current Shareholders and Limited Partners t he potential for additional liquidity. The Registrant currently anticipates that, if the merger is approved by its shareholders and the limited partners of the Partnership by a vote to be held on November 16, 1995, it will be effective as of January 2, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1995



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ANDERSONS MANAGEMENT CORP.
                                     (Registrant)

Date: November 13, 1995                By /s/Richard P. Anderson
                                       Richard P. Anderson
                                       President and Chief Executive
                                         Officer

Date: November 13, 1995                 By /s/Richard R. George
                                        Richard R. George
                                        Corporate Controller (Principal
                                          Accounting Officer)