Form 10-K405
period 1995-12-31
ANDERSONS INC
filed 1996-03-29
CIK 821026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ________________to______________

                        Commission file number 000-20557
                             (Previously 33-16936)

                              THE ANDERSONS, INC.
                   (FORMERLY THE ANDERSONS MANAGEMENT CORP.)
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

   Securities registered pursuant to Section 12(g) of the Act: Common Shares

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $78,501,277 on February 29, 1996, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

        The registrant had 8,430,286 Common Shares outstanding, no par value, at February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the 1995 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1996, are incorporated by reference into Parts II (Items 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the commission approximately April 15, 1996.

                                     PART I

Item 1.  Business

(a)     General Development of Business

        The Andersons Management Corp., (the "Corporation") was formed in August 1987, principally for the purpose of providing management services to The Andersons, a limited partnership (the "Partnership") and to act as the Partnership's sole general partner. On January 2, 1996, the Partnership merged with and into the Corporation (the "Merger") and the Corporation changed its name to The Andersons, Inc. (the "Company"). See Note 1 to the consolidated financial statements of The Andersons, Inc. for further discussion of the Merger. Unless the context otherwise requires, references herein to the "Company" shall mean the combination of the Partnership and the Corporation prior to the Merger and The Andersons, Inc. after the Merger. References herein to the "Corporation" and the "Partnership" shall mean the separate entities prior to the Merger.

(b)     Financial Information about Industry Segments

        See Note 14 to the consolidated financial statements of The Andersons, Inc. for information regarding the Company's business segments.

(c)     Narrative Description of Business

General

        The Company is engaged in grain merchandising and operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois. The Company is also engaged in the distribution of agricultural products such as fertilizers, seeds and farm supplies. The Company operates retail general stores; produces, distributes and markets lawn care products and corncob products; and repairs and leases rail cars.

Agriculture Group

        The agriculture group consists of grain operations, wholesale fertilizer operations and retail farm centers.

        The Company's grain operations involve merchandising grain and operating terminal grain elevator facilities, which includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company's total grain storage capacity was approximately 67 million bushels at December 31, 1995.

        Virtually all grain merchandised by the Company is grown in the Midwestern part of the United States and is acquired from country elevators, dealers and producers. The Company effects grain purchases at prices referenced to Chicago Board of Trade quotations. The Company competes for the purchase of grain with grain processors and feeders, as well as with other grain merchandisers.

        The Company's grain business may be adversely affected by unfavorable weather conditions, disease, insect damage, the total acreage planted by farmers, government regulations and policies, and commodity price levels as they affect grower incentive or a supplier's decision when to deliver grain for sale. See "Government Regulation." The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Company.

        During 1995, approximately 62% of the grain sold by the Company was purchased domestically by grain processors and feeders and approximately 38% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat.
Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Toledo, Ohio port elevator.

        Grain sales are effected on a negotiated basis by the Company's merchandising staff. As with agricultural commodities generally, the volume and pricing of the Company's sales are sensitive to changes in supply and demand relationships, which in turn are affected by factors such as weather, crop disease and government programs, including subsidies and acreage allotments. The Company's business also is affected by factors such as conditions in the shipping industry, currency exchange fluctuations, government export programs and the relationships of other countries with the United States. Since the Company does not usually know the ultimate destination of the grain it sells for export, it is unable to determine the relative importance, in terms of sales, of the various countries to which grain is shipped by its customers.

        Fixed price purchases and sales of cash grain expose the Company to adverse changes in price. Hedging of these purchase and sales positions provides protection from the potential adverse changes in price. The Company hedges fixed price purchase and sales transactions through the use of futures and option contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by supply and demand.

        The Company's hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The agriculture group's profitability is primarily derived from margins on grain sold and revenues generated from other merchandising activities with its customers, not from its hedging transactions.

        Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain are generally made by contract for delivery in some future period. When the Company purchase s or contracts for future delivery for grain at a fixed price, the purchase is immediately hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is immediately hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open inventory ownership positions, as well as open futures and option positions, are marked-to-market. Gains /losses in value on the Company's owned inventory positions from changing prices are netted with and generally off-set by losses/gains in value on the Company's futures positions.

        When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a short futures contract increases, then an additional margin deposit, called a maintenance margin, would be required to be sent to the CBOT. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required to be sent to the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant changes in market prices, such as occurs when weather conditions are unfavorable for extended periods, can have an effect on liquidity and requires the Company to maintain appropriate short-term lines of credit. The Company utilizes CBOT option contracts to reduce the potential margin deposits in the event of a rapidly rising market.

        At any one time the Agriculture Group's purchase contract portfolio may exceed 100 million bushels for delivery to the Company. Because of this volume, the Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The agriculture group has adopted a policy which specifies the key controls over the hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in
market conditions, and other internal controls.   The Company monitors current
market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts for delivery risk and provides appropriate reserves for potential defaults and non-delivery.

        The Company competes in the sale of grain with other grain merchants, other private elevator operators and farmer cooperatives which operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company's competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

        The Company's wholesale agricultural fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; manufacturing liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potassium, all of which are readily available from various sources.

        The Company's wholesale agricultural fertilizer market area primarily includes Ohio, Michigan, Indiana and Illinois. Customers for the Company's agricultural fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

        The Company's aggregate storage capacity for dry fertilizer at December 31, 1995, was 14 million cubic feet. The Company reserves five million cubic feet of this space for various fertilizer manufacturers and customers. The Company's aggregate storage capacity for liquid fertilizer was 34 million gallons at December 31, 1995, and six million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and, generally, are for one year and are renewed at the end of each term.

        The Company operates ten retail farm centers located throughout Michigan, Indiana and Ohio. These centers, often strategically located at or near the Company's grain or wholesale fertilizer facilities, offer agricultural fertilizer, chemicals, seeds and supplies, as well as custom application of fertilizer and chemicals to the farmer.

        In its agricultural products business, the Company competes with regional cooperatives; fertilizer manufacturers; multi-state retail/wholesale chain store organizations; and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

Retail Group

        The Company's retail store operations consist of six facilities operated as The Andersons General Stores (hereafter "General Stores"), which are located in the Columbus, Lima and Toledo, Ohio areas, and which serve urban, rural and suburban customers. Major product categories in the General Stores include: hardware, home remodeling and building supplies; automotive accessories and parts; small appliances, electronics and housewares products; work clothes and footwear; wine, specialty meats and cheeses, baked goods and produce; pet care products; lawn and garden supplies, nursery stock and Christmas decorations and trim; toys, sporting goods, bicycles and marine accessories. The General Store concept features self-selection of a wide range and variety of brand name, quality merchandise. Each General Store carries more than 70,000 different items, has over 100,000 square feet of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays.

        The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including numerous mass retailers, department and hardware stores, and farm equipment and supply companies. The principal competitive factors are quality of product, price,
service and breadth of selection.   The Company's retail business is affected
by seasonal factors with significant sales occurring during the Christmas season and in the spring.

Business Development Group

        The Company produces more than 800 granular consumer and professional lawn and garden care products for national distribution. The consumer granular products are sold to mass merchandisers, home centers and regional retailers as well as other lawn fertilizer manufacturers. The professional granular products are sold both direct and through distributors to lawn service applicators and to golf courses. The principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are primarily purchased from the Company's agriculture group. The lawn and garden industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

        The Company's Railcar division operates a full service repair shop, which specializes in repairs, renovations, cleaning and painting of railcars. In addition, the division buys and sells cars, leases and subleases cars and provides fleet management services. Competition for marketing services is based primarily on service and access to financing. Repair shop competition is based primarily on price, quality and location.

        The Company is one of the largest producers of processed corncob products in the United States. These products serve the chemical carrier, animal bedding, industrial and sorbent markets and are distributed throughout the United States and Canada and into Europe and Asia. The unique absorption characteristics of the corncob has led to the development of "sorbent" products. Sorbents include products made from corncobs as well as synthetic and other materials and are used to absorb spill ed industrial liquids and other waste products. The principal sources for the corncobs are the Company's grain operations and seed corn producers.

        The Company also produces dog and cat foods, operates seven auto service centers, a steel fabrication shop and an outdoor power equipment sales and service shop.

Research and Development

        The Company's research and development program is mainly concerned with the development of improved products and processes, primarily lawn care products and corncob products. Approximately $370,000, $490,000, and $450,000 was expended on research and development during 1995, 1994 and 1993, respectively.

Employees

        During the period covered by this report, all management and labor services were provided to the Partnership by the employees of the General Partner prior to the Merger for a management fee. At December 31, 1995, the General Partner had 1,187 full-time and 1,939 part-time or seasonal employees.

Government Regulation

        Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture ("USDA").

        The production levels, markets and prices of the grains which the Company merchandises are materially affected by United States government programs, including acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company's grain sales are to exporters, the imposition of such restrictions could have an adverse effect upon the Company's operations.

        The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials.
The provisions of these various regulations could require modifications of certain of the Company's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. The Company made capital expenditures of approximately $740,000 and $617,000 in 1995 and 1994, respectively, in order to comply with these regulations.


Item 2.  Properties

        The Company's principal agriculture, retail and other properties are described below. Except as otherwise indicated, all properties are owned by the Company.

Agriculture Facilities

Location                       Grain            Wholesale Fertilizer
                              Storage        Dry Storage     Liquid Storage
                             (bushels)        (cu. ft.)          (gal.)

Maumee, OH                  18,800,000        6,333,000         2,600,000
Toledo, OH                   6,300,000        2,000,000         3,000,000
Metamora, OH                 6,480,000             ---                ---
Lyons, OH (3)                  380,000           47,000           160,000
Champaign, IL               13,000,000          833,000               ---
Delphi, IN                   6,580,000        1,000,000               ---
Clymers, IN (1)              4,400,000              ---         7,600,000
Clymers, IN (3)                    ---           37,000           480,000
Dunkirk, IN                  5,900,000          900,000               ---
Poneto, IN                     530,000              ---         5,500,000
North Manchester, IN (3)           ---           23,000           900,000
Logansport, IN                     ---           33,000         3,000,000
Walton, IN (3)                     ---          433,000         6,500,000
Albion, MI (3)               2,470,000           23,000            40,000
Potterville, MI (3)            790,000           23,000               ---
White Pigeon, MI             1,730,000              ---               ---
Webberville, MI                    ---        2,017,000         3,300,000
Litchfield, MI (2)(3)              ---           40,000           252,000
North Adams, MI(2)(3)              ---           20,000           230,000
Union City, MI (3)                 ---           20,000            49,500
Munson, MI (3)                     ---           33,000           150,000
                            67,360,000       13,815,000        33,761,500

(1)   Facility leased - lease expires in 1998, provides an option to purchase.
(2)   Facility leased.
(3)   Facility is or includes a retail farm center.

        The grain facilities are mostly concrete and steel tanks, with some flat storage. The Company also owns grain inspection buildings and driers, a corn sheller plant, maintenance buildings and truck scales and dumps.

        Agricultural products properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Company owns a seed processing facility in Delta, Ohio. The Company also operates ten retail farm centers (two under lease agreements) in Michigan, Indiana and Ohio. Aggregate storage capacity in the ten retail farm centers for liquid fertilizer and dry fertilizer is 8.8 million gallons and 699,000 cubic feet, respectively.

Retail Store Properties

        Name                 Location              Square Feet

Maumee General Store         Maumee, OH              128,000
Toledo General Store         Toledo, OH              134,000
Woodville General Store(1)   Northwood, OH           105,000
Lima General Store (1)       Lima, OH                103,000
Brice General Store          Columbus, OH            140,000
Sawmill General Store        Columbus, OH            134,000
Warehouse (1)                Maumee, OH              245,000

(1)     Leased.

        The leases for the two General Stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The General Store leases provide for contingent lease payments based on achieved sales volume.

Other Properties

        The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases a lawn fertilizer production facility, a warehouse facility and four lawn products sales outlets. In its Railcar leasing business, the Partnership owns or leases approximately 2,000 railcars (primarily covered hopper cars) with lease terms ranging from one to ten years and future minimum lease payments aggregating $22.6 million with future minimum lease income of $22.4 million. The Company also owns a railcar repair facility, a steel fabrication facility, a service and sales facility for outdoor power equipment and the Company owns or leases seven auto service centers.

        The Company's administrative office building is leased at an annual rental of approximately $850,000 under a net lease expiring in 2000. The Company owns approximately 704 acres of land on which various of the above properties and facilities are located; approximately 439 acres of farmland and land held for future use; approximately 11 acres of improved land in an office/industrial park held for sale; and certain other real estate. The Company also owns or leases a number of switch engines, cranes and other equipment.

        Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $38 million at December 31, 1995. Property additions for the years ended December 30, 1995, 1994 and 1993 amounted to $16 million , $26 million, and $11 million, respectively. See Note 8 to the Company's Consolidated Financial Statements for information as to the Company's leases.

        The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

        The Company is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        A special meeting of the shareholders of the Corporation was held on November 16, 1995 to vote on the Merger and other related actions. There were 4,378 votes from the Class A Common Shareholders in favor of the Agreement and Plan of Merger, 171 votes against and there were no abstentions. Of the Class B Common Shareholders, 5,412 voted in favor of the Agreement and Plan of Merger, 212 voted against and there were no abstentions.

        In addition, Class B Common Shares were voted 5,453 in favor of amending the Corporations Articles to eliminate cumulative voting in the election of members to the Board of Directors, 78 voted against and 93 abstained. Class B Common Shares also voted 5,361 in favor of approving The Andersons, Inc. Long-Term Performance Compensation Plan with 98 against and 165 abstaining. Finally, in the proposal to approve The Andersons, Inc. Employee Share Purchase Plan, 5,453 Class B Common Shares were voted for the proposal, 78 against and 93 abstained. All proposals passed.

Item 4A.  Executive Officers of the registrant

        Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 23, 1996.
                                                                     Year
                                                                    Assumed
      Name                      Position                  Age    Present Office

Thomas H. Anderson         Chairman of the Board          72         1987

Richard P. Anderson        President and Chief
                           Executive Officer              66         1987

Christopher J. Anderson    Vice President - Business
                           Development Group              41         1990

Michael J. Anderson        Vice President and General
                           Manager - Retail Group         44         1994
                           Vice President and General
                           Manager - Grain Group                   1990-1994

Richard M. Anderson        Vice President and General
                           Manager - Industrial Products
                           Group                          39         1990

Joseph L. Braker           Vice President and General
                           Manager - Agriculture Group    45         1994
                           Vice President and General
                           Manager - Ag Products Group            1990-1994

Dale W. Fallat             Vice President - Corporate
                           Services                       51         1990

Richard R. George          Corporate Controller and
                           Principal Accounting Officer   46         1979

Peter A. Machin            Vice President and General
                           Manager - Lawn Products Group  48         1990

Beverly J. McBride         General Counsel and Corporate
                           Secretary                      54         1987

Gary L. Smith              Corporate Treasurer            50         1985


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

  (a) Because of ownership and transferability restrictions, there was no market for the Class A and Class B Common Shares of the Corporation prior to the Merger.

  (b) After the Merger, the Common Shares of The Andersons, Inc. were approved for trading on the Nasdaq National Market. Trading began on February 20, 1996.

  (c) At December 31, 1995, there were 187 holders of Class A Common Shares and 184 holders of Class B Common Shares of the Corporation. As of February 15, 1996, after the Merger and prior to the commencement of trading on the Nasdaq National Market, there were 305 Common Shareholders of The Andersons, Inc.

  (d) The Corporation does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

The following table presents the selected financial data in thousand, except share and per share data of the Corporation:

                                            Year Ended December 31
                            1995        1994        1993       1992       1991
Management Fees           $74,201     $70,395     $63,107    $57,388    $55,358
Net income                    228         252         146          9         25
Net income
  per Class A Share         49.48       54.72       31.66       1.96       5.38
Weighted average number
  of Class A Common
  Shares outstanding        4,608       4,612       4,624      4,633      4,591

                                              As of December 31
                            1995        1994        1993       1992       1991
Total assets              $12,895    $12,984      $11,432    $ 8,841    $ 8,580
Shareholders'
  equity                    2,104      1,862        1,607      1,473      1,445

The five year selected financial data appearing on page 1 of The Andersons, Inc. 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption Management's Discussion and Analysis appearing on pages 6 and 7 of The Andersons, Inc. 1995 Annual Report to Shareholders is incorporated herein by reference.

The following discussion of results of operations and liquidity and capital resources is included for the Corporation prior to the Merger.

Results of Operations

Years ended December 31, 1995 and 1994:

        Net income in 1995 was $228,010 or $49.48 per Class A Common Share, compared to $252,351 or $54.72 per share in 1994. Income earned by the Corporation on its investment in the Partnership was down $58,852 in 1995 and the management fee earned by the Corporation based on the Partnership's return on equity and rent and other reimbursable expenses was down $40,174. These decreases were due to reduced 1995 operating results of the Partnership Interest earned and other income increased by $64,146, primarily due to higher returns on the Corporation's other investments. Federal income tax expense decreased due to the decrease in income.

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

Liquidity and Capital Resources

        The Corporation had cash and cash equivalents and short-term investments of approximately $890,000 and $1.2 million at December 31, 1995 and 1994, respectively. The largest component of the Corporation's working capital was a receivable from the Partnership. This receivable represents the costs incurred by the Corporation in providing management and labor services to the Partnership but not yet paid by the Corporation and therefore not yet collected from the Partnership. This receivable was eliminated in the Merger. The Corporation has no short-term or long-term debt. Management believes, given the relationship between the Corporation and the Partnership and the January 2, 1996 Merger with the Partnership, that the Corporation's cash and cash equivalents of $890,000 are adequate to meet both short-term and long-term needs.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements of The Andersons, Inc. and Report of Independent Auditors set forth on pages 8 through 19 of The Andersons, Inc. 1995 Annual Report to Shareholders are incorporated herein by reference:

     Report of Independent Auditors

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

     Consolidated Balance Sheets for December 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Changes in Owners' Equity for the years ended December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

Following are the financial statements of the Corporation.


Report of Independent Auditors

Board of Directors
The Andersons, Inc.

We have audited the accompanying balance sheets of The Andersons Management Corp. as of December 31, 1995 and 1994, and the related statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Andersons Management Corp. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG LLP

February 2, 1996
Toledo, Ohio

                         The Andersons Management Corp.
                             Statements of Income


                                              Year ended December 31
                                       1995             1994           1993

Management fees (Note 2)             $74,201,056    $70,394,855    $63,107,331
Equity in income of The Andersons        159,992        218,844        145,526
Interest earned and other income         212,992        148,829        175,925
                                      74,574,040     70,762,528     63,428,782
Costs and expenses:
  Salaries, wages and benefits        73,246,523     69,400,144     62,326,184
  Rent expense                           770,494        754,867        731,209
  General expenses                       248,713        227,966        153,590
                                      74,265,730     70,382,977     63,210,983
Income before income taxes               308,310        379,551        217,799

Federal income taxes:
  Current                                 90,700        140,100         68,500
  Deferred (credit)                      (10,400)       (12,900)         2,900
                                          80,300        127,200         71,400
Net income                           $   228,010    $   252,351    $   146,399

Net income per weighted average
  Class A Common Share                   $49.48          $54.72         $31.66

Weighted average number of Class A
  shares outstanding                      4,608           4,612          4,624


See accompanying notes.

                         The Andersons Management Corp.
                                 Balance Sheets

                                                            December 31
                                                         1995         1994
Assets
Current assets:
  Cash and cash equivalents                          $  889,126   $  736,599
  U.S. Treasury security held-to-maturity, fair
  value of $486,875                                          --       490,532
  Receivable from The Andersons                        4,759,352    4,700,699
  Prepaid expenses                                     2,828,185    2,703,173
Total current assets                                   8,476,663    8,631,003

Receivable from The Andersons                          2,929,723    3,059,742
Investment in The Andersons                            1,102,457      969,376
Investment in mutual fund, at fair value                 325,244      250,000
Other                                                     60,897       73,843
                                                     $12,894,984  $12,983,964


Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                   $ 1,952,809  $   869,704
  Accrued compensation and benefits                    5,908,822    7,192,479
Total current liabilities                              7,861,631    8,062,183

Pension and postretirement benefits                    2,929,723    3,059,742

Shareholders' equity:
  Common Shares, without par value:
    Class A non-voting:
      Authorized--25,000 shares
      Issued-- 4,855 shares at stated value            1,456,405    1,456,405
    Class B voting:
      Authorized--25,000 shares
      Issued--5,683 and 5,014 shares at stated
          value in 1995 and 1994, respectively             5,683        5,014
  Retained earnings                                      699,451      471,441
                                                       2,161,539    1,932,860
Unrealized gain on available-for-sale securities          28,957           --
  (net of tax)
Less common shares in treasury, at cost--(275 and
   236 Class A shares in 1995 and 1994, respectively)    (86,866)     (70,821)

                                                       2,103,630    1,862,039
                                                     $12,894,984  $12,983,964

See accompanying notes.

                         The Andersons Management Corp.
                            Statements of Cash Flows

                                                  Year ended December 31
                                               1995        1994         1993
Operating activities
Net income                                  $ 228,010  $  252,351   $  146,399
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Equity in earnings of The Andersons in
      excess of cash received                (159,992)   (207,537)    (139,180)
    Provision for deferred income tax         (10,400)    (12,900)       2,900
      (credits)
    Amortization                                2,655       4,110       41,411
    Changes in operating assets and
      liabilities:
        Prepaid expenses and other assets     (96,715)      6,328     (258,684)
        Receivable from The Andersons          71,366  (1,174,113)  (2,160,348)
        Accounts payable and accrued
          expenses                           (330,571)  1,309,346    2,457,183
Net cash provided by (used in)
  operating activities                       (295,647)    177,585       89,681

Investing activities
Sales and maturities of investments           565,000     500,000    1,000,000
Purchases of investments                     (101,450)   (739,329)    (505,313)
Net cash provided by (used in)
  investing activities                        463,550    (239,329)     494,687

Financing activities
Purchase of common shares for treasury        (29,582)    (18,405)     (23,697)
Sale of common shares from treasury            13,537      21,036       11,141
Proceeds from sale of common shares               669         333            -
Net cash provided by (used in)
  financing activities                        (15,376)      2,964      (12,556)

Increase (decrease) in cash and cash
  equivalents                                 152,527     (58,780)     571,812
Cash and cash equivalents at
  beginning of year                           736,599     795,379      223,567
Cash and cash equivalents at end of year    $ 889,126  $  736,599   $  795,379

See accompanying notes.

                         The Andersons Management Corp.
                 Statements of Changes in Shareholders' Equity

                                                                                    Unrealized
                                                                                     Gain on
                                        Common Shares                               Available-
                                                             Retained    Treasury    for-Sale
                                     Class A     Class B     Earnings     Shares    Securities
Balances at December 31, 1992      $1,456,405     $4,681    $ 72,691     $(60,896)    $   --
    Sale of 35 Class A and
      251 Class B shares from
      treasury                                                             11,141
    Purchase of 75 Class A and
      73 Class B shares for
      treasury                                                            (23,697)
    Net income for the year                                  146,399
Balances at December 31, 1993      $1,456,405     $4,681    $219,090     $(73,452)    $   --
    Sale of 59 Class A and 200
      Class B shares from
      treasury                                                             21,036
    Purchase of 53 Class A and
      53 Class B shares for
      treasury                                                            (18,405)
    Issuance of 333 shares                           333
    Net income for the year                                  252,351
Balances at December 31, 1994      $1,456,405     $5,014    $471,441     $(70,821)    $    --
    Sale of  34 Class A and
      37 Class B shares from
      treasury                                                             13,537
    Purchase of 73 Class A and
      37 Class B shares for
      treasury                                                            (29,582)
    Issuance of 669 shares                           669
    Unrealized gain on securities                                                     $28,957
    Net income for the year                                 $228,010
Balances at December 31, 1995      $1,456,405     $5,683    $699,451     $(86,866)    $28,957

See accompanying notes.

                         The Andersons Management Corp.
                         Notes to Financial Statements
                               December 31, 1995


1. Significant Accounting Policies

Estimates and Assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Corporation considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation
has the positive intent and ability to hold the securities to maturity.   Held-
to-maturity securities are stated at amortized cost.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Cost of these available-for-sale securities at December 31, 1995 and 1994 was $276,981 and
$250,000, respectively.   The unrealized gain of $48,262 is shown as a separate
component of shareholders' equity, net of applicable income taxes  of $19,305.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Temporary differences relating to costs and expenses incurred on behalf of the Partnership are passed on to the Partnership through offsetting differences in the recognition of management fees by the Corporation. Deferred tax assets of the Corporation relate primarily to temporary differences associated with the Corporation's share of Partnership net income and amounted to $50,700 and $29,900 at December 31, 1995 and 1994, respectively.

Taxes paid during 1995, 1994 and 1993 amounted to $146,000, $135,500, and $5,000, respectively.

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

Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income.

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

The Corporation leases an office building under a lease that commenced on May 1, 1990. The Corporation is required to pay annual lease payments of $767,515
through 2000, then increasing to $792,402 through 2005.   The Corporation
charges the Partnership rent for the space utilized in its operations, which amounted to $659,716, $635,714, and $529,982 in 1995, 1994 and 1993,
respectively.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts due from the Partnership relating to postretirement benefits that will not be received within one year have been classified as a noncurrent asset.

The components of the management fee and rent charged by the Corporation to the Partnership consisted of the following:

                                                Year ended December 31
                                            1995         1994         1993
Costs and expenses:
Salaries and wages                      $56,011,690  $53,726,460  $47,706,731
Employee benefits                        17,234,830   15,673,685   14,619,453
Rent for office space and
  other reimbursable expenses               747,070      803,830      641,491
Achieved level of return of the
  Partnership                               207,466      190,880      139,656
Total management fees                   $74,201,056  $70,394,855  $63,107,331


3. Employee Benefit Plans

The Corporation sponsors several employee benefit programs which include the following: Defined Benefit Pension Plan and Supplemental Defined Benefit Pension Plan, Retirement Savings Investment Plan, Cash Profit Sharing Plan, Management Performance Program and health insurance benefits.

Substantially all permanent employees are covered by the Corporation's Defined Benefit Pension Plan. The benefits are based on the employee's highest five consecutive years of compensation during their last ten years of service. The Corporation's policy is to pay into trusteed funds each year an amount equal to the annual pension expense calculated under the Entry Age Normal method. In addition, the Corporation has a Supplemental Retirement Plan which is a non-qualified deferred compensation plan designed to cover all Defined Benefit Plan participants whose compensation exceeds the Internal Revenue Code limitation. Supplemental Plan benefits are calculated similarly to the Defined Benefit Plan and are based on compensation in excess of the Internal Revenue Code limitation.

The following table sets forth the plans' funded status and amounts recognized in the Corporation's balance sheets as of December 31, 1995 and 1994.

                                                           December 31
                                                      1995             1994
Actuarial present value of benefit obligation:
  Vested benefits                                  $6,666,393       $5,743,223
  Non-vested benefits                                 329,443          364,007
Accumulated benefits obligation                     6,995,836        6,107,230
Impact of future salary increases                   4,195,199        3,417,369
Projected benefit obligation for service
  rendered to date                                 11,191,035        9,524,599
Plan assets at fair value                           9,605,800        7,297,051
Projected benefit obligation in excess of plan
  assets                                            1,585,235        2,227,548
Unrecognized net asset at adoption of FAS 87,
  net of amortization                                 142,859          193,338
Unrecognized net gain (loss)                          526,377         (435,467)
Prior service cost                                   (292,296)         (29,044)
Net pension liability recognized in balance
  sheet (includes current portion of $1,498,000
  in 1995 and $415,365 in 1994)                     $1,962,175      $1,956,375


Net periodic pension cost includes the following components:

                                                  Year ended December 31
                                               1995        1994        1993
Service cost -benefits earned during the    $1,233,838  $1,082,143  $1,135,948
  period
Interest cost on projected benefit
  obligation                                   680,739     563,333     571,278
Return on plan assets                       (2,017,708)     70,796    (493,623)
Net amortization and deferral                1,425,058    (655,230)     10,420
Net periodic pension cost                   $1,321,927  $1,061,042  $1,224,023

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4%, respectively. The weighted average long-term rate of return on plan assets used in determining the expected return on plan assets included in net periodic pension cost was 8% for all years presented. Substantially all of the plan assets are invested in a family of mutual funds.

Under the Retirement Savings Investment Plan (RSIP) eligible participating employees may elect to contribute specified amounts up to 15% of their gross pay on a tax-deferred basis, subject to certain limitations, to a trust for investment in a family of mutual funds. The Corporation contributes an amount equal to 50% of the participant's contributions, but not in excess of 3% of the participant's annual gross pay. Participants are fully vested in their contributions to the RSIP. Participants hired before January 1, 1993 vest immediately in the Corporation's matching contributions and participants hired after December 31, 1992 vest ratably over five years. The matching contributions to the RSIP amounted to $920,845, $857,804, and $761,536 in 1995, 1994 and 1993, respectively.

Substantially all permanent employees are included in the Cash Profit Sharing Plan. The Plan provides for participants to receive certain percentages of their pay as various threshold levels of return on capital of the Partnership are achieved. The Corporation also has a Management Performance Program for certain levels of management. Participants in the Management Performance Program are not eligible to participate in the Cash Profit Sharing Plan. The expense for profit sharing/management performance programs was $1,226,893, $3,040,207 and $2,050,273 for 1995, 1994 and 1993, respectively.

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


The Corporation's postretirement benefits are not funded. The status of the plan as of December 31 is as follows:


                                                   1995           1994
Accumulated postretirement benefit obligation:
    Retirees                                    $5,502,090     $5,267,700
    Fully eligible active plan participants        569,619      1,516,379
    Other active participants                    3,679,649      2,551,870
                                                 9,751,358      9,335,949
Unrecognized net transition obligation          (7,150,383)    (7,570,994)
Unrecognized net loss                             (135,931)      (246,223)
Accrued postretirement benefit cost             $2,465,044     $1,518,732


Net   periodic  postretirement  benefit  cost  includes  the following components:

                                               Year ended December 31
                                            1995         1994         1993

Service cost                            $  247,493   $  245,186   $  181,457
Interest cost                              679,416      749,651      653,625
Net amortization                           420,611      451,999      420,611
Net periodic postretirement benefit
  cost                                  $1,347,520   $1,446,836   $1,255,693

The weighted average discount rate used in determining the postretirement
benefit cost was 7.5% for all years.   The weighted average discount rate used
in determining the accumulated postretirement benefit obligation at December 31, 1995 and 1994 was 7.5%.

The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 7% in 1995, declining to 5% through the year 1997 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the annual postretirement benefit cost by approximately $181,000 and the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $1.6 million.

To partially fund self-insured health care and other employee benefits, the Corporation makes payments to a trust. Assets of the trust amounted to $2,730,315 and $2,639,566 at December 31, 1995 and 1994, respectively, and such amounts are included in prepaid expenses.

4.  Merger with the Partnership

On January 2, 1996, the Partnership merged with and into the Corporation and
the Partnership was dissolved.   Concurrent with the merger, the name of the
Corporation was changed to The Andersons, Inc. The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. All future financial statements will be combined and historical periods restated to give effect to the merger.

Presented below is a condensed balance sheet as of January 2, 1996 (the date of the merger) and a condensed statement of income for the years ended December 31, 1995, 1994 and 1993 showing the effect of the merger had it been consummated at the beginning of the period.

Condensed Balance Sheet (in thousands)
January 2, 1996

Assets
 Current assets                      $    371,342
 Property plant and equipment - net        81,862
 Other noncurrent assets                    5,245
                                     $    458,449
Liabilities
 Current liabilities                 $    309,578
 Long-term obligations                     76,792
 Other noncurrent liabilities               4,327

                                          390,697
Minority interest                           1,001
Shareholders' Equity                       66,751
                                     $    458,449


Condensed Pro forma Statements of Income (in thousands)

                                               Year Ended December 31
                                         1995           1994           1993
Net sales and revenues               $1,092,410      $ 968,880     $ 796,471
Other income                              5,320          2,758         3,874
                                      1,097,730        971,638       800,345
Cost of sales and revenues              944,176        822,274       670,158
                                        153,554        149,364       130,187
Operating, general and
   administrative expenses              129,347        125,798       112,939
Interest expense                         14,019          8,395         6,168
                                        143,366        134,193       119,107
Net income - historical                  10,188         15,171        11,080
Pro forma income tax expense              3,915          5,886         4,094
Pro forma net income                 $    6,273      $   9,285     $   6,986

The Partnership's net income was includable in the federal income tax returns of its partners and therefore it did not pay federal income taxes. The Partnership's operations will be included in the Corporation's U.S. federal
income tax return effective January 2, 1996.   This table includes separate
unaudited pro forma net income which reflect the pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Item 4A included in
Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 23, 1996 (the "Proxy Statement"), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference. In addition to the directors disclosed in the Proxy Statement, the following directors of the Company are not standing for re-election at the 1996 annual meeting:

Name                            Age     Position
Daniel T. Anderson              40      Director; General Merchandise Manager
                                                  Retail Group
Dale W. Fallat                  51      Director; Vice President Corporate
                                                  Services
Janet M. Schoen                 36      Director

Item 11.  Executive Compensation

        The information set forth under the captions "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Security Ownership" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        See "Item 1. Business" regarding personnel and management services provided by the Corporation to the Partnership. The management fee received by the Corporation in 1995 under the Management Agreement between the Corporation and the Partner ship was $74.2 million. See Note 2 to the Corporation's Financial Statements.

        The office building utilized by the Partnership was leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000.
The Partnership subleased approximately 90% of the building from the Corporation and paid the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also was responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimbursed the Partnership for management and maintenance of the building, including the space it did not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership was designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1995, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $692,918, which is included in the management fee referred to in the preceding paragraph.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) The following financial statements of the registrant are included in Item 8:

                                                                          Page
        Report of Independent Auditors...................................  15
        Statements of Income - years ended
          December 31, 1995, 1994 and 1993...............................  16
        Balance Sheets - December 31, 1995 and 1994......................  17
        Statements of Cash Flows - years ended
          December 31, 1995, 1994 and 1993...............................  18
        Statements of Changes in Shareholders' Equity -
          years ended December 31, 1995, 1994 and 1993...................  19
        Notes to Financial Statements....................................  20

        In addition the consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 1995 Annual Report to Shareholders.

        (a) (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted for the Corporation.

           (3) Exhibits:

                2.1 Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

                3.1 Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) in Registration Statement No. 33-16936.)

                3.2 Code of Regulations. (Incorporated by reference to Exhibit 3(e) in Registration Statement No. 33-16936.)

                3.3 Articles of Incorporation of The Andersons, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement No. 33-58963).

                3.4 Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

                4.1 Specimen certificate of Class A Shares. (Incorporated by reference to Exhibit 4(b)(i) in Registration Statement No. 33-16936.)

                4.2 Specimen certificate of Class B Shares. (Incorporated by reference to Exhibit 4(b)(ii) in Registration Statement No. 33-16936.)

                4.3 Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 in Registration Statement 33-58963).

                4.4 The Fifteenth Supplemental Indenture dated as of January 2, 1995, between The Andersons, Inc. and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985.

                10.1 Management Performance Program.* (Incorporated by reference to Exhibit 10(a) to the Partnership's Form 10-K dated December 31, 1990, File no. 2-55070.)

                10.2 Lease agreement effective May 1, 1990, between Carentmon and The Andersons Management Corp. (Incorporated by reference to Exhibit 10(b) to Registrants Form 10-K dated December 31, 1992.)

                10.3 Management Agreement between The Andersons and The Andersons Management Corp., effective as of January 1, 1988. (Incorporated by reference to Exhibit 10(h) in Registration Statement No. 33-13538.)

                13      The Andersons, Inc. 1995 Annual Report to Shareholders

                22 Subsidiaries of The Andersons, Inc. (Incorporated by reference to the Partnership's Form 10-K dated December 31, 1995)

                23.1    Consent of Independent Auditors

                28 Partnership Form 10-K for the year ended December 31, 1995. (Incorporated by reference to File No. 2-55070.)

        The Corporation agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

        (b) Reports on Form 8-K:

                No reports on Form 8-K were filed during the last quarter of the year.

        (c) Exhibits:

                The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Signatures".


* Management contract or compensatory plan.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 28th day of March, 1996.

                                              THE ANDERSONS, INC.  (FORMERLY
                                              THE ANDERSONS MANAGEMENT CORP.)
                                              (Registrant)


                                              By  \s\Thomas H. Anderson
                                                  Thomas H. Anderson
                                                  Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1996.

Signature                               Title


\s\Richard P. Anderson          President and Chief Executive Officer,
Richard P. Anderson             Director
                                (Principal Executive and Financial Officer)

\s\Richard R. George            Corporate Controller
Richard R. George               (Principal Accounting Officer)


Signature               Title       Signature                 Title


\s\Daniel T. Anderson   Director    \s\Dale S. Fallat           Director
Daniel T. Anderson                  Dale W. Fallat

                        Director    \s\Paul M. Kraus            Director
Donald E. Anderson                  Paul M. Kraus

\s\Michael J. Anderson  Director                                Director
Michael J. Anderson                 Donald M. Mennel

\s\Richard M. Anderson  Director                                Director
Richard M. Anderson                 David L. Nichols

\s\Thomas H. Anderson   Director                                Director
Thomas H. Anderson                  Janet M. Schoen

                        Director
John F. Barrett


Except for those portions of The Andersons, Inc. 1995 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.