Form 10-Q
period 1996-03-31
ANDERSONS INC
filed 1996-05-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _____

                       Commission file number 000-20557

                              THE ANDERSONS, INC.
            (Exact name of registrant as specified in its charter)

                          OHIO            34-1562374
               (State of incorporation         (I.R.S. Employer
              or organization)                Identification No.)

             480 W. Dussel Drive, Maumee, Ohio               43537
          (Address of principal executive offices)        (Zip Code)

                                (419) 893-5050
                              (Telephone Number)

                        The Andersons Management Corp.
             (Former name, former address and former fiscal year,
                        if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No

The registrant had 8,430,286 Common Shares outstanding, no par value, at May 1, 1996.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements
          Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                          3

          Consolidated Statements of Income -
            Three months ended March 31, 1996 and 1995                    6

          Consolidated Statements of Cash Flows -
            Three months ended March 31, 1996 and 1995                    7

          Notes to Condensed Consolidated Financial Statements            8

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                        11

        Signatures                                                       11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                              THE ANDERSONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED) (IN THOUSANDS)


                                                     March 31      December 31
                                                       1996            1995
CURRENT ASSETS
        Cash and cash equivalents                 $      3,624    $      5,052
        Accounts Receivable:
                Trade accounts - net                    93,701          68,362
                Margin deposits                          8,838          20,753
                                                       102,539          89,115

        Inventories:
                Grain                                  174,624         186,989
                Agricultural fertilizer and supplies    34,128          19,602
                Merchandise                             28,999          29,909
                Lawn and corn cob products              18,089          21,729
                Other                                   12,298          11,701
                                                       268,138         269,930

        Deferred income taxes                            4,016               -
        Prepaid expenses                                 3,818           4,314
                TOTAL CURRENT ASSETS                   382,135         368,411

OTHER ASSETS
        Investments in and advances to affiliates          695             670
        Notes receivable (net) and other assets          4,610           4,575
                TOTAL OTHER ASSETS                       5,305           5,245

PROPERTY, PLANT AND EQUIPMENT
        Land                                            11,214          11,179
        Land improvements and leasehold
                improvements                            23,988          23,926
        Buildings and storage facilities                78,419          78,210
        Machinery and equipment                         98,393          97,970
        Construction in progress                         1,781             972
                                                       213,795         212,257
        Less allowances for depreciation and
                amortization                           131,794         130,395
                NET PROPERTY, PLANT AND EQUIPMENT       82,001          81,862

                                                  $    469,441    $    455,518

NOTE:   The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                   CONSOLIDATED BALANCE SHEETS - (continued)
                          (UNAUDITED) (IN THOUSANDS)

                                                     March 31      December 31
                                                       1996           1995
CURRENT LIABILITIES
        Notes payable                             $    182,600    $    120,267
        Accounts payable for grain                      27,793          94,084
        Other accounts payable                          86,950          72,777
        Accrued expenses                                14,582          14,357
        Current maturities of long-term debt             7,506           8,029
                TOTAL CURRENT LIABILITIES              319,431         309,514

PENSION AND POSTRETIREMENT BENEFITS                      3,181           2,929
LONG-TERM DEBT
        Note payable, 7.84%, payable
                quarterly, ($75 thousand through 7/97,
                $398 thousand thereafter) due 2004      14,475          14,550
        Note payable, variable rate (6.4375% at
                3/31/96) payable $336 thousand
                quarterly beginning 10/97, due 2004      9,418           9,418
        Notes payable relating to revolving
                credit facility, variable rate
                (5.9125% at 3/31/96), due 1997          20,000          20,000
        Other notes payable                              1,104           1,101
        Industrial development revenue bonds:
                6.5%, sinking fund paid annually,
                   due 1999                              3,700           3,700
                Variable rate (5.5275% at 3/31/96),
                   due in annual installments of $881
                   thousand through 2004                 7,233           7,233
                Variable rate (3.8% at 3/31/96),
                        due 2025                         3,100           3,100
        Debenture bonds:
                9.2% to 10%, due 1996                    4,606           5,868
                6.5% to 8%, due 1997 to 1999             5,815           5,815
                10% due 1997 and 1998                    2,117           2,117
                10% due 2000 and 2001                    2,699           2,704
                7.5% to 8.7%, due 2002 to 2004           5,689           5,689
        Other bonds, 4% to 9.6%                            533             873
                                                        80,489          82,168
        Less current maturities of long-term debt        7,506           8,029
                TOTAL LONG-TERM DEBT                    72,983          74,139

DEFERRED INCOME TAXES                                    4,221             675
MINORITY INTEREST                                          884           1,001
SHAREHOLDERS' EQUITY:
        Common stock (25,000,000 shares authorized,
                stated value $.01 per share, 8,430,286
                outstanding)                                84              84
        Additional paid-in capital                      66,659          66,448
        Retained earnings                                1,969             699
        Unrealized gain on available-for-sale
                securities (net of tax)                     29              29
                TOTAL SHAREHOLDERS' EQUITY              68,741          67,260
                                                  $    469,441       $ 455,518

NOTE:   The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. Shareholders' equity at December 31, 1995 reflects the effects of the merger consummated on January 2, 1996 of The Andersons, a limited partnership, into The Andersons Management Corp., the corporate general partner.

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        Three Months
                                                       Ended March 31
                                                    1996            1995
        Grain sales and revenues               $    153,363    $   104,774
        Fertilizer, retail and other sales          102,752        101,926
        Other income                                    599            627
                                                    256,714        207,327

        Cost of grain sales and revenues            140,063         93,773
        Cost of fertilizer, retail and
                other sales                          76,918         77,210
                                                    216,981        170,983
        GROSS PROFIT                                 39,733         36,344

        Operating, administrative and
                general expenses                     31,589         31,210
        Interest expense                              4,698          3,142
                                                     36,287         34,352
        NET INCOME BEFORE INCOME TAXES                3,446          1,992

        Provision for income taxes (Note B)           2,177             53
        NET INCOME                             $      1,269          1,939

        Pro forma income taxes (Note B)                                741
        Pro forma net income                                   $     1,198

        Earnings per share                     $       0.15
        Pro forma earnings per share                           $      0.14

        Average shares outstanding                    8,430          8,430

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) (IN THOUSANDS)

                                                         Three Months
                                                        Ended March 31
                                                     1996            1995
OPERATING ACTIVITIES
        Net income                              $     1,269     $     1,939
        Adjustments to reconcile net income
          to net cash used in operating
          activities:
             Depreciation and amortization            2,461           2,180
             Minority interest in net loss of
               subsidiaries                             (42)            (43)
             Payments to minority interests             (75)            (48)
             Provision for losses on receivables,
               investments and other assets             237             200
             Gain on sale of property, plant and
               equipment                                (22)            (38)
             Deferred income taxes                     (470)              -
             Changes in operating assets and
               liabilities:
                 Accounts receivable                (13,660)         (3,958)
                 Inventories                          1,792         (13,501)
                 Prepaid expenses and other assets      330             594
                 Accounts payable for grain         (66,291)        (53,957)
                 Other accounts payable and
                   accrued expenses                  14,650          (8,090)
NET CASH USED IN OPERATING ACTIVITIES               (59,821)        (74,722)

INVESTING ACTIVITIES
        Purchases of property, plant, equipment      (2,554)         (2,465)
        Proceeds from sale of property, plant and
                equipment                                81              74
        Payments from affiliates                          -             250
NET CASH USED IN INVESTING ACTIVITIES                (2,473)         (2,141)

FINANCING ACTIVITIES
        Net increase in short-term borrowings        62,333          71,400
        Proceeds from issuance of long-term debt          9          10,293
        Payments of long-term debt                   (1,412)        (10,223)
        Payments to partners and other deductions
                from capital accounts                   (64)         (1,261)
        Capital invested by partners and shareholders     -           1,091
NET CASH PROVIDED BY FINANCING ACTIVITIES            60,866          71,300

DECREASE  IN CASH AND CASH EQUIVALENTS               (1,428)         (5,563)
        Cash and cash equivalents at beginning of
           year                                       5,052           6,924
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     3,624     $     1,361

Noncash financing activity
  Exchange of employee bonds for common shares  $       276

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  -  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

           The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. annual report on Form 10-K for the year ended December 31, 1995.

Note B  -  Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations is taxed at the corporate level. Prior year financial statements were restated to reflect the effects of the merger and the pro forma provision for income taxes at a corporate level is included in the income statement for comparison.

           In conjunction with the merger, the Company recorded the deferred tax assets and liabilities of the partnership that had not previously been recognized. The net excess of deferred tax liabilities over deferred tax assets ($812,000) was recorded in the first quarter and included as a component of the provision for income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Agribusiness

        The Company's largest segment, the Agriculture Group, includes grain merchandising, the operation of grain elevator facilities, and distribution and custom application of agricultural products such as fertilizers, seeds and farm supplies. All of these businesses may be adversely affected by unfavorable weather conditions, disease and insect damage, government regulation and policies and worldwide supply and demand.

        The industry experienced unusual market conditions during the first quarter of 1996, some of which are a result of conditions first appearing in 1995. The 1995 spring planting season was unusually cold and wet, resulting in fewer acres plant ed and a reduction in average yields. At the same time, export demand increased, and as a result, U.S. grain stocks at the end of the current crop year are projected to be at their lowest levels in twenty years. The United States government removed its acreage set-aside program for 1996 and will be eliminating price supports for farmers over the next seven years. These factors, along with poor expectations for the 1996 U. S. wheat crop, have contributed to continued volatility in the grain commodity markets.

        The Company believes that its position as a merchandiser of grain and a supplier of inputs and services could be favorably impacted by expected volume increases due to the removal of the current and future acreage set-aside. Increases in demand from the export market can be met through the Company's river elevator located at the Port of Toledo. In addition, the removal of governmental price supports may make forward contracts more attractive to producers needing to lock in prices which would allow them a profit margin. The Company forward contracts with producers for future delivery of grain to its elevators. These contracts provide producers the ability to establish selling prices at appropriate levels and provide the Company with future commitments of grain bushels to be handled.

        The Company's hedging program is managed through daily position limits, weekly reviews of positions by key management outside of the hedging function and margin risk modeling. In addition, the Company continues to review the contracts it holds with grain producers and dealers for nondelivery risk in this volatile environment and believes it has adequately reserved for potential defaults.

Results of Operations

Comparison of the three months ended March 31, 1996 with the three months ended March 31, 1995:

        Sales and revenue for the three months ended March 31, 1996 totaled $256.7 million, an increase of $49.4 million or 24% from the 1995 first quarter sales and revenue of $207.3 million. The Agriculture Group contributed $45.9 million of the $ 49.4 million increase. While grain shipment volume increased only 3.7%, an increase in the average bushel price of approximately 42% contributed significantly to this increase. Commodity market prices continued to rise during the quarter on the expectation of low carryover stocks. The Retail Group experienced a 1% decrease in sales, with mixed results. The Toledo and Maumee stores posted increases while the Columbus stores continue to feel the impact of new competition in that market. The Business Development Group contributed increased sales and revenue of $3.9 million with all major businesses showing increases. The lawn products business had the majority of the Group's increase with a 13% or $2.5 million increase in sales on higher volume and increased prices.

        Gross profit for the three months ended March 31, 1996 totaled $39.7 million, an increase of $3.4 million or 9% from the 1995 first quarter gross profit of $36.3 million. The Agriculture Group contributed $2.5 million of the increase with $2 .3 million of this increase resulting from margins on grain sales and merchandising activities. Gross profit on sales in the Retail Group was down slightly. The Business Development Group had mixed results with the lawn business posting a 23% or $1 .3 million increase, the railcar business gross profit unchanged and the industrial products business down slightly. In total, the Business Development Group had a gross profit increase of $1.2 million or 11%.

        Operating, administrative and general expense for the three months ended March 31, 1996 totaled $31.6 million, an increase of $0.4 million or 1% from the 1995 first quarter expense of $31.2 million.

        Interest expense for the three months ended March 31, 1996 totaled $4.7 million, an increase of $1.5 million or 50% from the 1995 first quarter expense of $3.1 million. Increased inventory values in the grain business, because of the high market prices, required additional short-term borrowings for the quarter. Short-term borrowing at the end of the first quarter of 1996 was $183 million as compared to short-term borrowings of $121 million at March 31, 1995.

        Income before income taxes for the three months ended March 31, 1996 totaled $3.4 million, an increase of $1.4 million or 73% from the 1995 first quarter income of $2 million. Net income increased from $1.2 million in the three months ended March 31, 1995 to $1.3 million for the same period in 1996 after a one time charge of $812 thousand, included in the provision for income taxes, to record the net excess of deferred tax liabilities over deferred tax assets of the Partnership.

Liquidity and Capital Resources

        The Company used $60 million in its operations in the first quarter of 1996 as compared to 1995 first quarter operations using $75 million. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at the time of this writing were $337 million, of which $183 million was used at March 31, 1996. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Company's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies. The available lines were recently increased in response to anticipated cash demands including increased grain prices and the potential for additional margin requirements in the event of rising prices.

        The final payments to former partners electing not to participate in the merger was made in the first quarter of 1996. No cash dividends have been declared or are anticipated at this time. The Company will be required to pay income taxes at the corporate level beginning with 1996 income from operations. As the majority of the income was previously earned in a partnership, corporate taxes prior to 1996 were minimal and as such, the Company must only make tax deposits at that level for 1996.

        Total capital expenditures for 1996 are expected to approximate $13 million, including $2.5 million for renovations to the Maumee and Toledo General Stores and $1 million for plant upgrades and improvements. Funding for these expenditures is expected to come from cash generated from operations and additional long-term debt. Capital expenditures can be, and in the past have been, curtailed if cash generated from operations is less than expected.

        Certain of the Company's long-term debt is secured by first mortgages on various facilities. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Company to be substantially hedged in its grain transactions. The Company's liquidity is enhanced by the fact that grain inventories are readily marketable and the Maumee and Toledo, Ohio elevators serve as delivery points for Chicago Board of Trade contracts. In the opinion of management, the Company's liquidity is adequate to meet short-term and long-term needs.


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ANDERSONS, INC.
                                       (Registrant)


Date: May 14, 1996                      By /s/Richard P. Anderson
                                           Richard P. Anderson
                                           President and Chief Executive
                                           Officer


Date: May 14, 1996                      By /s/Richard R. George
                                           Richard R. George
                                           Corporate Controller (Principal
                                           Accounting Officer)