Form 10-Q
period 1996-06-30
ANDERSONS INC
filed 1996-08-20
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

                               Yes  X No __

The registrant had 8,430,286 Common Shares outstanding, no par value, at August 1, 1996.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                              3

       Consolidated Statements of Income -
         Three months and six months ended June 30, 1996 and 1995         6

       Consolidated Statements of Cash Flows -
         Six months ended June 30, 1996 and 1995                          7

       Notes to Consolidated Financial Statements                         9

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          12

     Item 4.  Submission of Matters to a Vote of Security Holders        13

     Item 6.  Exhibits and Reports on Form 8-K                           13

     Signatures                                                          14

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              THE ANDERSONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED) (IN THOUSANDS)


                                                June 30       December 31
                                                  1996            1995
CURRENT ASSETS
     Cash and cash equivalents                 $    4,177     $     5,052

     Accounts Receivable:
       Trade accounts - net                        81,413          68,362
       Margin deposits                              7,196          20,753
                                                   88,609          89,115
     Inventories:
       Grain                                       96,458         186,989
       Agricultural fertilizer and supplies        20,099          19,602
       Merchandise                                 33,345          29,909
       Lawn and corn cob products                  13,550          21,729
       Other                                       10,524          11,701
                                                  173,976         269,930

     Deferred income taxes                          5,876               -
     Prepaid expenses                               2,268           4,314
       TOTAL CURRENT ASSETS                       274,906         368,411

OTHER ASSETS
     Investments in and advances to affiliates        804             670
     Notes receivable (net) and other assets        4,958           4,575
       TOTAL OTHER ASSETS                           5,762           5,245

PROPERTY, PLANT AND EQUIPMENT
     Land                                          11,198          11,179
     Land improvements and leasehold improvements  24,008          23,926
     Buildings and storage facilities              78,676          78,210
     Machinery and equipment                       99,188          97,970
     Construction in progress                       1,763             972
                                                  214,833         212,257
     Less allowances for depreciation and
       amortization                               133,603         130,395
       NET PROPERTY, PLANT AND EQUIPMENT           81,230          81,862

                                               $  361,898      $  455,518

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                   CONSOLIDATED BALANCE SHEETS - (continued)
                          (UNAUDITED) (IN THOUSANDS)

                                                June 30       December 31
                                                  1996           1995
CURRENT LIABILITIES
     Notes payable                            $   110,892     $   120,267
     Accounts payable for grain                    21,629          94,084
     Other accounts payable                        53,713          72,777
     Accrued expenses                              18,527          14,357
     Current maturities of long-term debt           7,635           8,029
       TOTAL CURRENT LIABILITIES                  212,396         309,514

PENSION AND POSTRETIREMENT BENEFITS                 3,025           2,929
LONG-TERM DEBT
  Note payable, 7.84%, payable quarterly ($75
    thousand through 7/97, $398 thousand
    thereafter), due 2004                          14,400          14,550
  Note payable, variable rate (6.4648% at
    6/30/96) payable $336 thousand quarterly
    beginning 10/97, due 2004                       9,418           9,418
  Notes payable relating to revolving credit
    facility, variable rate (6.1% at 6/30/96),
    due 1997                                       20,000          20,000
  Other notes payable                               1,110           1,101
  Industrial development revenue bonds:
    6.5%, sinking fund paid annually, due 1999      3,700           3,700
    Variable rate (5.5275% at 6/30/96), due in
      annual installments of $881 thousand
      through 2004                                  7,233           7,233
    Variable rate (3.85% at 6/30/96), due 2025      3,100           3,100
  Debenture bonds:
    9.2% to 10%, due 1996                           2,949           5,868
    6.5% to 8%, due 1997 to 1999                    5,804           5,815
    10% due 1997 and 1998                           2,107           2,117
    10% due 2000 and 2001                           2,699           2,704
    7.5% to 8.7%, due 2002 to 2004                  5,684           5,689
  Other bonds, 4% to 9.6%                             505             873
                                                   78,709          82,168
  Less current maturities of long-term debt         7,635           8,029
       TOTAL LONG-TERM DEBT                        71,074          74,139

                               THE ANDERSONS
                 CONSOLIDATED BALANCE SHEETS - (continued)
                        (UNAUDITED) (IN THOUSANDS)

                                                 June 30       December 31
                                                  1996            1995

DEFERRED INCOME TAXES                               4,395            675
MINORITY INTEREST                                     878          1,001
SHAREHOLDERS' EQUITY:
     Common stock (25,000,000 shares authorized,
       stated value $.01 per share, 8,430,286
       outstanding)                                    84             84
     Additional paid-in capital                    66,659         66,448
     Retained earnings                              3,349            699
     Unrealized gain on available-for-sale
       securities (net of tax)                         38             29
       TOTAL SHAREHOLDERS' EQUITY                  70,130         67,260
                                               $  361,898     $  455,518

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

                              THE ANDERSONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          Three Months          Six Months
                                          Ended June 30        Ended June 30
                                       1996       1995        1996       1995
Grain sales and revenues           $  201,696 $  132,413 $  355,059 $  237,187
Fertilizer, retail and other sales    142,729    129,137    245,481    231,063
Other income                              804      1,087      1,402      1,714
                                      345,229    262,637    601,942    469,964

Cost of grain sales and revenues      195,468    127,342    335,531    221,115
Cost of fertilizer, retail and
  other sales                         107,782     97,159    184,699    174,369
                                      303,250    224,501    520,230    395,484
     GROSS PROFIT                      41,979     38,136     81,712     74,480

Operating, administrative and
     general expenses                  32,898     32,003     64,124     63,048
Provision for bad debts                 2,360        301      2,723        466
Interest expense                        4,464      3,175      9,162      6,317
                                       39,722     35,479     76,009     69,831
INCOME BEFORE INCOME TAXES              2,257      2,657      5,703      4,649

Provision for income taxes (Note B)       877         61      3,054        114

NET INCOME                         $    1,380      2,596   $  2,649      4,535

Pro forma income taxes (Note B)                      981                 1,722
Pro forma net income                          $    1,615            $    2,813

Earnings per share (Note B)        $     0.16 $     0.19   $   0.31 $     0.33

Average shares outstanding              8,430      8,430      8,430      8,430

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) (IN THOUSANDS)

                                                            Six Months
                                                           Ended June 30
                                                          1996      1995
OPERATING ACTIVITIES
   Net  income                                       $  2,649      $ 4,535
   Adjustments to reconcile net income
     to net cash provided by (used in) operating
     activities:
        Depreciation and amortization                   4,951        4,492
        Minority interest in net loss of
          subsidiaries                                    (65)         (36)
        Payments to minority interests                    (74)        (143)
        Provision for losses on receivables,
          investments and other assets                  2,443          387
        Gain on sale of property, plant and
          equipment                                      (196)        (341)
        Deferred income taxes                          (2,221)           -
        Changes in operating assets and liabilities:
          Accounts receivable                          (1,941)       1,458
          Inventories                                  95,955       54,242
          Prepaid expenses and other assets             1,855          385
          Accounts payable for grain                  (72,455)     (62,451)
          Other accounts payable and accrued expenses (14,898)     (20,020)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    16,003      (17,492)

INVESTING ACTIVITIES
   Purchases of property, plant, equipment             (4,533)      (5,877)
   Proceeds from sale of property, plant and equipment    277          489
   Business acquisition - net of cash                       -       (1,426)
   Purchases of investments                                 -          (74)
   Payments received from affiliates                        -          100
NET CASH USED IN INVESTING ACTIVITIES                  (4,256)      (6,788)

FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings    (9,375)      23,519
   Proceeds from issuance of long-term debt            20,017       20,497
   Payments of long-term debt                         (23,200)     (20,893)
   Payments to partners and other deductions from
     capital accounts                                     (64)      (4,429)
   Capital invested by partners and shareholders            -        1,350
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (12,622)      20,044

DECREASE IN CASH AND CASH EQUIVALENTS                    (875)      (4,236)
   Cash and cash equivalents at beginning of year       5,052        6,923
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   4,177   $    2,687

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                          (UNAUDITED) (IN THOUSANDS)

                                                     Six Months
                                                   Ended June 30
                                                       1996     1995

Noncash investing and financing activities:

   Exchange of fixed assets for investment in LLC  $      513

   Exchange of employee bonds for common shares    $      276

   Acquisition of business:
     Working capital - other than cash                          $       90
     Property, plant and equipment (net)                             4,095
     Short and long-term debt assumed                               (2,070)
     Other long-term liabilities assumed                              (689)
        Net cash expended                                       $    1,426

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

Note B - Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations is taxed at the corporate level. Prior year financial statements were restated to reflect the effects of the merger. The pro forma provision for income taxes at a corporate level and pro forma earnings per common share for 1995 are presented in the income statement for comparison.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended June 30, 1996 with the three months ended June 30, 1995:

     Sales and revenues for the three months ended June 30, 1996 totaled $345.2 million, an increase of $82.6 million or 31% from the 1995 second quarter sales and revenue of $262.6 million. The Agriculture Group contributed $73 million of the $82.6 million increase, with $69.3 million in increases in grain sales and revenue. While grain shipment volume remained constant, a significant increase in the average bushel price of approximately 55%, reflecting continued high market prices, caused the higher sales and revenues. Commodity market prices maintained their record levels in the second quarter on the expectation of low carryover stocks, heavy export demand and concerns about the current crop due to weather conditions. Since the end of the second quarter, commodity prices have fallen somewhat. Wholesale fertilizer contributed additional sales and revenues of $4.4 million, or 14%, on volume and price increases, while the retail agricultural business experienced decreases in sales of $0.7 million.

     The Retail Group experienced a 7.7% increase in sales, with mixed results. The Toledo area and Lima stores posted increases while the Columbus stores continue to feel the impact of new competition in that market. The three Toledo area stores have benefited from the closure of some competitors and an extensive upgrade of one of the three Toledo area stores resulting in 16.3% higher sales in the second quarter of 1996 as compared to the second quarter of 1995. New competition is expected in Toledo market in late 1996. The Business Development Group contributed increased sales and revenue of $6.7 million with all major businesses showing increases. The lawn products business had the majority of the Group's increase with a 27% or $4.3 million increase in sales on higher volume and increased prices.

     Gross profit for the three months ended June 30, 1996 totaled $42 million, an increase of $3.8 million or 10% from the 1995 second quarter gross profit of $38.1 million. The Agriculture Group contributed $1.5 million of the increase. The increase in grain sales and revenues, attributable to the unusually high prices, did not result in income growth since the cost of sales rose as well. Gross profit on sales in the Retail Group was up $0.8 million or 5.5%. All major businesses in the Business Development Group showed favorable results with the lawn business posting a 29% or $1.1 million increase, the railcar business gross profit up 36% or $0.4 million and the industrial products business up 8.5% or $0.2 million. In total, the Business Development Group had a gross profit increase of $1.8 million or 19%.

     Operating, administrative and general expenses for the three months ended June 30, 1996 totaled $32.9 million, a slight increase from the 1995 second quarter expense of $32 million. The provision for bad debts increased $2.1 million from the $0.3 million for the second quarter of 1995 to $2.4 million for the second quarter of 1996. This increase resulted primarily from the increased expenses of the Company's grain purchasing program including the provision for losses on grain producer receivables and nondelivery on their underlying contracts.

     Interest expense for the three months ended June 30, 1996 totaled $4.5 million, an increase of $1.3 million or 40% from the 1995 second quarter expense of $3.2 million. Increased inventory values in the grain business, because of the high market prices, required additional short-term borrowings for the quarter. Short-term borrowing at the end of the second quarter of 1996 was $111 million as compared to short-term borrowings of $75 million at June 30, 1995.

     Income before income taxes for the three months ended June 30, 1996 totaled $2.3 million, a decrease of $0.4 million or 15% from the 1995 second quarter income of $2.7 million. Net income decreased from $1.6 million in the three months ended June 30, 1995 to $1.4 million for the same period in 1996.

Comparison of the six months ended June 30, 1996 with the six months ended June 30, 1995:

     Sales and revenues for the six months ended June 30, 1996 totaled $601.9 million, an increase of $132 million or 28% from the 1995 first half sales and revenue of $469.9 million. The Agriculture Group contributed $119 million of the $132 million increase, with $117.9 million increase in grain sales and revenues. While grain shipment volume increased only slightly from the first half of 1995, a significant increase in the average bushel price of approximately 49%, reflecting continued high market prices, caused the higher sales and revenue. Wholesale fertilizer contributed additional sales and revenues of $2.5 million, or 4%, on volume and price increases, while the retail agricultural business experienced decreases in sales of $1.4 million.

     The Retail Group experienced a 4.2% increase in sales, with mixed results. The Toledo area and Lima stores posted increases while the Columbus stores continue to feel the impact of new competition in that market. The three Toledo area stores have benefited from the closure of some competitors and an extensive upgrade to one of the three Toledo area stores resulting in 10.6% higher sales in the first half of 1996 when compared to the same period in 1995. New competition is expected in the Toledo market in late 1996. The Business Development Group contributed increased sales and revenue of $10.2 million with all major businesses showing increases. The lawn products business had the majority of the Group's increase with a 19% or $6.8 million increase in sales on higher volume and increased prices.

     Gross profit for the six months ended June 30, 1996 totaled $81.7 million, an increase of $7.2 million or 9.7% from the 1995 first half gross profit of $74.5 million. The Agriculture Group contributed $4.1 million of the increase. The increase in grain sales and revenues, attributable to the unusually high prices, did not result in income growth since the cost of sales rose as well. Gross profit on sales in the Retail Group was up $0.5 million or 2.1%. All major businesses in the Business Development Group showed favorable results with the lawn business posting a 25% or $2.4 million increase, the railcar business gross profit up 18% or $0.4 million and the industrial products business up slightly. In total, the Business Development Group had a gross profit increase of $3 million or 15%.

     Operating, administrative and general expenses for the six months ended June 30, 1996 totaled $64.1 million, a slight increase from the 1995 expense of $63 million. The provision for bad debts increase $2.2 million from the $0.5 million in 1995 to $2.7 million for the six months ended June 30, 1996. This increase resulted primarily from the increased expenses of the Company's grain purchasing program including the provision for losses on grain producer receivables and nondelivery on their underlying contracts.

     Interest expense for the six months ended June 30, 1996 totaled $9.2 million, an increase of $2.9 million or 45% from the 1995 expense for the same period of $6.3 million. Increased inventory values in the grain business, because of the high market prices, required additional short-term borrowings for the quarter.

     Income before income taxes for the six months ended June 30, 1996 totaled $5.7 million, an increase of $1.1 million or 23% from the 1995 first half income of $4.6 million. Net income decreased from $2.8 million in the six months ended June 30, 1995 to $2.6 million for the same period in 1996.
Income tax expense for the first quarter of 1996 included a charge of $0.8 million to establish deferred taxes on the conversion from a partnership to a corporation.

Liquidity and Capital Resources

     The Company's operations provided cash of $16 million in the first half of 1996 as compared to using $17 million in cash in the first half of 1995.
The significant change in cash provided by operations is due to the liquidation of a portion of the Company's grain inventories at a faster pace than that of prior years. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at August 1, 1996 were $385 million, of which $111 million was used at June 30, 1996. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Company's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies.

     The final payments to former partners electing not to participate in the merger were made in the first quarter of 1996. No cash dividends have been declared or are anticipated at this time. The Company will be required to pay income taxes at the corporate level beginning with 1996 income from operations. As the majority of the income was previously earned in a partnership, corporate taxes prior to 1996 were minimal and as such, the Company must only make tax deposits at that level for 1996.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company, like others in the agricultural industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some producers have recently defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices. The Company currently is engaged in litigation with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services, Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and proceedings will not result in liability or loss, the Company believes that it has valid claims and defenses in the lawsuits and proceedings in which it is involved. Based upon the advice of counsel, management also believes that it has valid defenses to the purported "class action" nature of the Harter lawsuit and intends to defend vigorously against the certification of the class.

          The Commodities Futures Trading Commission, has served subpoenas duces tecum for the Company to produce certain records and testify in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

          In light of the Company's current and prior use of Hedged To-Arrive contracts, related industry-wide litigation, and current conditions of the industry as a whole, there can be no assurance that other litigation will not be brought, that a class will not be certified or that other proceedings will not be instituted. There currently is no reasonable basis to predict the amount of future liability or loss, if any, that may arise from such litigation or proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

          The annual meeting of the shareholders of The Andersons, Inc. was held on May 16, 1996 to elect nine directors and to ratify the appointment of the Company's independent public accountants. Results of the voting follows:

Director                     For         Against     Withheld    Not Voted
Thomas H. Anderson         7,718,911        0         15,757      695,618
Richard P. Anderson        7,728,358        0          6,310      695,618
Donald E. Anderson         7,723,260        0         11,408      695,618
Michael J. Anderson        7,728,358        0          6,310      695,618
Richard M. Anderson        7,728,358        0          6,310      695,618
John F. Barrett            7,728,358        0          6,310      695,618
Paul M. Kraus              7,728,358        0          6,310      695,618
Donald M. Mennel           7,718,911        0         15,757      695,618
David L. Nichols           7,728,358        0          6,631      695,618

Independent Accountant     7,685,778       340        48,550      695,618

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1996.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE ANDERSONS, INC.
                              (Registrant)


Date: August 13, 1996           By /s/Richard P. Anderson
                                   Richard P. Anderson
                                   President and Chief Executive
                                     Officer


Date: August 13, 1996           By /s/Richard R. George
                                   Richard R. George
                                   Corporate Controller (Principal Accounting
                                     Officer)