Form 10-Q/A
period 1996-06-30
ANDERSONS INC
filed 1996-08-26
CIK 821026

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

                              THE ANDERSONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                          Three Months          Six Months
                                          Ended June 30        Ended June 30
                                       1996       1995        1996       1995
Grain sales and revenues           $  201,696 $  132,413 $  355,059 $  237,187
Fertilizer, retail and other sales    142,729    129,137    245,481    231,063
Other income                              804      1,087      1,402      1,714
                                      345,229    262,637    601,942    469,964

Cost of grain sales and revenues      195,468    127,342    335,531    221,115
Cost of fertilizer, retail and
  other sales                         107,782     97,159    184,699    174,369
                                      303,250    224,501    520,230    395,484
     GROSS PROFIT                      41,979     38,136     81,712     74,480

Operating, administrative and
     general expenses                  35,258     32,304     66,847     63,514
Interest expense                        4,464      3,175      9,162      6,317
                                       39,722     35,479     76,009     69,831
INCOME BEFORE INCOME TAXES              2,257      2,657      5,703      4,649

Provision for income taxes (Note B)       877         61      3,054        114

NET INCOME                         $    1,380      2,596   $  2,649      4,535

Pro forma income taxes (Note B)                      981                 1,722
Pro forma net income                          $    1,615            $    2,813

Earnings per share (Note B)        $     0.16 $     0.19   $   0.31 $     0.33

Average shares outstanding              8,430      8,430      8,430      8,430

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

     Operating, administrative and general expenses for the three months ended June 30, 1996 totaled $32.9 million, a slight increase from the 1995 second quarter expense of $32.3 million.

     The provision for bad debts increase $2.1 million from the $0.3 million in the second quarter of 1995 to $2.4 million for the second quarter of 1996. During the second quarter, grain commodity prices escalated rapidly. July corn futures, for example, increased over 30% in the quarter. These unusual price levels were caused by several factors including increased export demand in 1995 1996 and the presence of the US Government acreage set-aside program in 1995, a year in which yields were below average. Those factors were compounded by poor weather conditions in the 1996 spring planting season causing the rapid run-up in prices.

     The combination of high cash prices and lower than average yields in 1995 and the expectation of lower than average yields in 1996 in certain of the Company's markets, have caused the Company to examine closely its grain producers' ability to perform on their grain contracts. The Company has taken steps to minimize its exposure to credit losses in accordance with accepted grain trade practices, including, among other things, limiting a producer's percentage of production that can be contracted for both current and future crop years. As of August 26, 1996, 86% of all forward purchase contracts were for delivery in the 1996 harvest period. In addition to reserving for probable losses, the Company is working with each grain producer to ensure contract delivery and subsequent payment of accounts receivable. However, the Company does anticipate some amounts will be written off after completion of the current 1996 harvest. The Company's estimate of these probable losses has been recorded as a provision for bad debts in the second quarter of 1996.

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

     Operating, administrative and general expenses for the six months ended June 30, 1996 totaled $64.1 million, an slight increase from the 1995 expense of $63 million.

     The provision for bad debts increased $2.2 million from $0.5 million in 1995 to $2.7 million for the six months ended June 30, 1996. During the second quarter of 1996, grain commodity prices escalated rapidly. July corn futures, for example, increased over 30% in the quarter. These unusual price levels were caused by several factors including increased export demand in 1995 and 1996 and the presence of the US Government acreage set-aside program in 1995, a year in which yields were below average. Those factors were compounded by poor weather conditions in the 1996 spring planting season causing the rapid run-up in prices.

     The combination of high cash prices and lower than average yields in 1995 and the expectation of lower than average yields in 1996 in certain of the Company's markets, have caused the Company to examine closely its grain producers' ability to perform on their grain contracts. The Company has taken steps to minimize its exposure to credit losses in accordance with accepted grain trade practices, including, among other things, limiting a producer's percentage of production that can be contracted for both current and future crop years. As of August 26, 1996, 86% of all forward contracts were for delivery in the 1996 harvest period. In addition to reserving for probable losses, the Company is working with each grain producer to ensure contract delivery and subsequent payment of accounts receivable. However, the Company does anticipate some amounts will be written off after completion of the current 1996 harvest. The Company's estimate of these probable losses has been recorded as a provision for bad debts in 1996.

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

Liquidity and Capital Resources

     The Company's operations provided cash of $16 million in the first half of 1996 as compared to using $17 million in cash in the first half of 1995. The significant change in cash provided by operations is due to the liquidation of a portion of the Company's grain inventories at a faster pace than that of prior years. High grain prices have emphasized the market's willingness to pay for grain rather than pay companies to hold grain for future sales. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at August 1, 1996 were $385 million, of which $111 million was used at June 30, 1996. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Company's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies.

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

          The Commodities Futures Trading Commission (the "CFTC"), has served subpoenas duces tecum for the Company to produce certain records and testify in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

          In light of the Company's current and prior use of Hedged To-Arrive contracts, related industry-wide litigation, and current conditions of the industry as a whole, there can be no assurance that other litigation will not be brought, that a class will not be certified or that other CFTC proceedings will not be instituted. There currently is no reasonable basis to predict the amount of future liability or loss, if any, that may arise from such litigation or CFTC proceedings.

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

                              THE ANDERSONS, INC.
                              (Registrant)


Date: August 26, 1996           By /s/Richard P. Anderson
                                   Richard P. Anderson
                                   President and Chief Executive
                                     Officer


Date: August 26, 1996           By /s/Richard R. George
                                   Richard R. George
                                   Corporate Controller (Principal Accounting
                                     Officer)