Form 10-Q
period 1996-09-30
ANDERSONS INC
filed 1996-11-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

                               Yes  X No __

     The registrant had 8,430,286 Common Shares outstanding, no par value, at October 31, 1996.

                            THE ANDERSONS, INC.

                                   INDEX

                                                             Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995               3

       Consolidated Statements of Income -
         Three months and nine months ended September
             30, 1996 and 1995                                  6

       Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1995          7

       Notes to Consolidated Financial Statements               9

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations           10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                13

     Item 6.  Exhibits and Reports on Form 8-K                 13

     Signatures                                                14

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            THE ANDERSONS, INC.
                        CONSOLIDATED BALANCE SHEETS
                        (UNAUDITED) (IN THOUSANDS)

                                             September 30  December 31
                                                  1996        1995
CURRENT ASSETS
     Cash and cash equivalents             $      4,233  $    5,052

     Accounts Receivable:
       Trade accounts - net                      69,876      68,362
       Margin deposits                              327      20,753
                                                 70,203      89,115
     Inventories:
       Grain                                     48,323     186,989
       Agricultural fertilizer and supplies      23,401      19,602
       Merchandise                               34,627      29,909
       Lawn and corn cob products                11,704      21,729
       Other                                     12,887      11,701
                                                130,942     269,930

     Deferred income taxes                        5,233           -
     Prepaid expenses                             2,605       4,314
       TOTAL CURRENT ASSETS                     213,216     368,411

OTHER ASSETS
     Investments in and advances to affiliates      795         670
     Notes receivable (net) and other assets      4,771       4,575
       TOTAL OTHER ASSETS                         5,566       5,245

PROPERTY, PLANT AND EQUIPMENT
     Land                                        11,198      11,179
     Land improvements and leasehold
        improvements                             24,075      23,926
     Buildings and storage facilities            79,762      78,210
     Machinery and equipment                     99,023      97,970
     Construction in progress                     2,306         972
                                                216,364     212,257
     Less allowances for depreciation and
       amortization                             134,574     130,395
       NET PROPERTY, PLANT AND EQUIPMENT         81,790      81,862

                                            $   300,572  $  455,518

NOTE:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

                            THE ANDERSONS, INC.
                 CONSOLIDATED BALANCE SHEETS - (continued)
                        (UNAUDITED) (IN THOUSANDS)

                                             September 30  December 31
                                                 1996         1995
CURRENT LIABILITIES
     Notes payable                             $  58,655  $ 120,267
     Accounts payable for grain                   29,791     94,084
     Other accounts payable                       46,172     72,777
     Accrued expenses                             13,192     14,357
     Current maturities of long-term debt          6,262      8,029
       TOTAL CURRENT LIABILITIES                 154,072    309,514

PENSION AND POSTRETIREMENT BENEFITS                3,221      2,929
LONG-TERM DEBT
     Note payable, 7.84%, payable quarterly
        ($75 thousand through 7/97, $398
        thousand thereafter), due 2004            14,325     14,550
     Note payable, variable rate (6.56% at
        9/30/96) payable $336 thousand
        quarterly beginning 10/97, due 2004        9,418      9,418
     Notes payable relating to revolving
        credit facility, variable rate (6.15%
        at 9/30/96), due 1998                     20,000     20,000
     Other notes payable                           1,030      1,101
     Industrial development revenue bonds:
       6.5%, sinking fund paid annually, due 1999 3,700 3,700 Variable rate (5.5275% at 9/30/96), due in annual installments of $881
         thousand through 2004                     6,351      7,233
       Variable rate (4.35% at 9/30/96), due 2025  3,100      3,100
     Debenture bonds:
       9.2% to 10%, due 1996                         899      5,868
       6.5% to 8%, due 1997 to 1999                5,804      5,815
       10% due 1997 and 1998                       2,107      2,117
       7% to 10% due 2000 and 2001                 2,843      2,704
       7.5% to 8.7%, due 2002 to 2004              5,684      5,689
       7.7% due 2006                                  91         -
     Other bonds, 4% to 9.6%                         487        873
                                                  75,839     82,168
     Less current maturities of long-term debt     6,262      8,029
       TOTAL LONG-TERM DEBT                       69,577     74,139

                               THE ANDERSONS
                 CONSOLIDATED BALANCE SHEETS - (continued)
                        (UNAUDITED) (IN THOUSANDS)

                                              September 30  December 31
                                                   1996        1995

DEFERRED INCOME TAXES                             4,563         675
MINORITY INTEREST                                   814       1,001
SHAREHOLDERS' EQUITY:
     Common stock (25,000,000 shares
       authorized, stated value $.01 per
       share, 8,430,286 outstanding)                 84          84
     Additional paid-in capital                  66,659      66,448
     Retained earnings                            1,543         699
     Unrealized gain on available-for-sale
       securities (net of tax)                       39          29
       TOTAL SHAREHOLDERS' EQUITY                68,325      67,260
                                             $  300,572  $  455,518

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

                            THE ANDERSONS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                    Three Months         Nine Months
                                 Ended September 30   Ended September 30
                                  1996      1995        1996       1995
Grain sales and revenues       $ 135,328  $ 190,300  $ 490,386  $ 427,487
Fertilizer, retail and
  other sales                     91,261     92,814    336,742    323,876
Other income                       1,062        664      2,465      2,378
                                 227,651    283,778    829,593    753,741

Cost of grain sales and revenue  127,996    181,204    463,527    402,319
Cost of fertilizer, retail and
   other sales                    68,546     71,478    253,245    245,847
                                 196,542    252,682    716,772    648,166
     GROSS PROFIT                 31,109     31,096    112,821    105,575

Operating, administrative and
     general expenses             30,531     30,988     94,654     94,036
Provision for bad debts              995        287      3,718        753
Interest expense                   2,592      3,300     11,754      9,617
                                  34,118     34,575    110,126    104,406
INCOME (LOSS) BEFORE INCOME TAXES (3,009)    (3,479)     2,695      1,169

Income tax provision (benefit)
   (Note B)                       (1,203)      (63)      1,851         51

NET INCOME (LOSS)              $  (1,806)   (3,416)  $     844      1,118

Pro forma income taxes (benefit)
  (Note B)                                  (1,390)                   332
Pro forma net income (loss)               $ (2,026)             $     786

Earnings (loss) per share
  (Note B)                    $   (0.21)  $  (0.24)   $   0.10  $    0.09

Average shares outstanding        8,430      8,430       8,430      8,430

See notes to consolidated financial statements.

                            THE ANDERSONS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (IN THOUSANDS)

                                                         Nine Months
                                                      Ended September 30
                                                       1996       1995
OPERATING ACTIVITIES
   Net income                                       $    844    $  1,118
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                  7,311       6,847
        Minority interest in net loss of
          subsidiaries                                  (131)        (20)
        Payments to minority interests                   (75)       (143)
        Provision for losses on accounts
          and notes receivable                         3,369         620
        Gain on sale of property, plant
          and equipment                                 (194)       (298)
        Deferred income taxes                         (1,410)          -
        Changes in operating assets and liabilities:
          Accounts receivable                         15,544     (33,594)
          Inventories                                138,988      26,820
          Prepaid expenses and other assets            1,609       1,084
          Accounts payable for grain                 (64,294)    (46,655)
          Other accounts payable and accrued
            expenses                                 (27,578)      1,860
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   73,983     (42,361)

INVESTING ACTIVITIES
   Purchases of property, plant, equipment            (7,587)     (9,349)
   Proceeds  from  sale of property, plant
     and equipment                                       514         490
   Business acquisition - net of cash                      -      (1,426)
   Purchases of investments                                -         (81)
   Payments received from affiliates                       -         850
NET CASH USED IN INVESTING ACTIVITIES                 (7,073)     (9,516)

FINANCING ACTIVITIES
   Net increase (decrease) in short-term
     borrowings                                      (61,612)     48,619
   Proceeds from issuance of long-term debt           80,222      36,519
   Payments of long-term debt                        (86,275)    (32,175)
   Payments to partners and other deductions
     from capital accounts                               (64)     (5,259)
   Capital invested by partners and shareholders           -       1,350
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (67,729)     49,054

DECREASE IN CASH AND CASH EQUIVALENTS                   (819)     (2,823)
   Cash and cash equivalents at beginning of year      5,052       6,923
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   4,233  $    4,100

See notes to consolidated financial statements.

                            THE ANDERSONS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        (UNAUDITED) (IN THOUSANDS)

                                                        Nine Months
                                                     Ended September 30
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

Note B  - Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations
          is taxed at the corporate level.   Prior year financial statements
          were restated to reflect the effects of the merger. The pro forma provision for income taxes and pro forma earnings per common share for 1995 are presented for comparison purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended September 30, 1996 with the three months ended September 30, 1995:

      Sales and revenues for the three months ended September 30, 1996 totaled $227.7 million, a decrease of $56.1 million or 20% from the 1995 third quarter sales and revenue of $283.8 million. The Agriculture Group accounted for all of the decrease, and the grain division in particular, had a decrease in grain sales and revenues of $55 million. Grain shipment volume was approximately half that of the third quarter of 1995. This was partially offset by a 46% increase in average price per bushel. The majority of the volume decrease resulted from a poor 1996 wheat harvest (as compared to 1995's record harvest) and a smaller corn inventory carried into the third quarter due to 1996 sales occurring earlier in the calendar year than in 1995. Wholesale fertilizer also experienced decreased sales of $5.6 million, or 19%, on volume decreases, while the retail agricultural business experienced increases in sales of $1.6 million.

      The Retail Group experienced a 8.9% increase in sales, with mixed results. The Toledo area and Lima stores posted increases while the Columbus stores continue to feel the impact of strong competition in that market. The Toledo area stores have benefited from the closure of some competitors and remodeling of two of the three Toledo area stores resulting in 18.1% higher sales in the third quarter of 1996 as compared to the third quarter of 1995. New competition is expected in the Toledo market in the first quarter of 1997.

      Sales and revenue in the Business Development Group decreased $1.2 million with the lawn and industrial products businesses (the Processing Division of the Business Development Group) showing a decrease of $0.3 million or 2%. The rail business had the largest decrease within the Group with a 29% or $1 million decrease in sales due to fewer car sales in the 3rd quarter of 1996 as compared to 1995.

      Gross profit for the three months ended September 30, 1996 totaled $31.1 million, unchanged from the 1995 third quarter gross profit. The Agriculture Group had a $1.6 million decrease, all of which occurred in the
grain division.   The decrease in grain sales and revenues, due to the
significant volume decreases, also resulted in a decrease in gross profit. Gross profit on sales in the Retail Group was up $1.1 million or 9.9%. All major businesses in the Business Development Group showed comparable or slightly favorable gross profit results with the rail business posting a 17% or $0.2 million increase due to higher fleet income and the lawn and industrial products divisions posting no significant changes. In total, the Business Development Group had a gross profit increase of $0.2 million or 2.5%.

      Operating, administrative and general expenses for the three months ended June 30, 1996 totaled $30.5 million, a slight decrease from the 1995 third quarter expense of $31 million.

      The provision for bad debts increased $0.7 million from $0.3 million in the third quarter of 1995 to $1 million for the third quarter of 1996. The additional provision for bad debts resulted from further analysis of grain contract receivables as harvest began and as specific customer grain shortages became evident during the quarter. As of October 8, 1996, 84% of all forward purchase contracts were for delivery in the 1996 harvest period which began in September 1996. The Company is working with each grain producer to ensure contract delivery and subsequent payment of accounts receivable. However, the Company does anticipate some additional amounts will be written off after completion of the 1996 harvest and has recorded a provision for bad debts for them in the third quarter of 1996.

     Interest expense for the three months ended September 30, 1996 totaled $2.6 million, a decrease of $0.7 million or 21% from the 1995 third quarter expense of $3.3 million due to lower average borrowings for the quarter. Short-term borrowings, used to finance working capital, were $59 million at September 30, 1996 as compared to $100 million at September 30, 1995.

      The loss before income taxes for the three months ended September 30, 1996 totaled $3 million, an improvement of $0.5 million or 14% from the 1995 third quarter loss of $3.5 million. Net income also improved from a loss of $2 million in the three months ended September 30, 1995 to a loss of $1.8 million for the same period in 1996.

Comparison of the nine months ended September 30, 1996 with the nine months ended September 30, 1995:

      Sales and revenues for the nine months ended September 30, 1996 totaled $829.6 million, an increase of $75.9 million or 10% from the 1995 first nine month's sales and revenue of $753.7 million. The Agriculture Group contributed the majority of the increase, with $62.9 million increase in grain sales and revenues. While grain shipment volume decreased 22% from the first nine months of 1995, a 46% increase in the average price of bushels sold, reflecting sales made at the high market prices earlier in the year, more than offset the volume decrease. Sales of wholesale fertilizer decreased $3.1 million, or 3%, on volume decreases, while the retail agricultural business experienced increases in sales of $0.4 million.

      The Retail Group experienced a 5.7% increase in sales, with mixed results. The Toledo area and Lima stores posted increases while the Columbus stores continue to feel the impact of strong competition in that market. The Toledo area stores have benefited from the closure of some competitors and remodeling of two of the three stores resulting in 13% higher sales in the first nine months of 1996 when compared to the same period in 1995. New competition is expected in the Toledo market in the first quarter of 1997.

     The Business Development Group contributed sales and revenue increases of $8.9 million with all major businesses showing improvement. The lawn products business had the majority of the Group's increase with a 15% or $6.5 million increase in sales on higher volume and increased prices.

      Gross profit for the nine months ended September 30, 1996 totaled $112.8 million, an increase of $7.2 million or 6.9% from the 1995 first nine month's gross profit of $105.6 million. The Agriculture Group contributed $2.5 million of the increase, with $1.7 originating in the grain division and $0.8 in wholesale and retail fertilizer. Gross profit on sales in the Retail Group was up $1.6 million or 4.6%. All major businesses in the Business Development Group showed favorable results with the lawn products business posting a 21% or $2.4 million increase, the railcar business up 17% or $0.5 million, the industrial products business up 1.9% or $0.1 million and the automotive service shop venture up 15% or $0.5 million. In total, the Business Development Group had a gross profit increase of $3.1 million or 12%.

      Operating, administrative and general expenses for the nine months ended September 30, 1996 totaled $94.7 million, a slight increase from the 1995 expense of $94 million.

      The provision for bad debts increased $2.9 million from $0.8 million in 1995 to $3.7 million for the nine months ended September 30, 1996. The combination of high cash prices and lower than average yields in 1995 and the expectation of lower than average yields in 1996 in certain of the Company's markets, have caused the Company to examine closely its grain producers' ability to perform on their grain contracts. The Company has taken steps to minimize its exposure to credit losses in accordance with accepted grain trade practices, including, among other things, limiting a producer's percentage of production that can be contracted for both current and future crop years. As of October 8, 1996, 84% of all forward purchase contracts were for delivery in the 1996 harvest period. In addition to reserving for probable losses, the Company is working with each grain producer to ensure contract delivery and subsequent payment of accounts receivable. However, the Company does anticipate some amounts will be written off after completion of the current 1996 harvest and has recorded a provision for bad debts for them in 1996.

      Interest expense for the nine months ended September 30, 1996 totaled $11.7 million, an increase of $2.1 million or 22% from the 1995 expense for the same period of $9.6 million. Increased grain inventory values, because of the high market prices in the first half of the year, required additional short-term borrowings and resulted in increased interest expense for that time period.

      Income before income taxes for the nine months ended September 30, 1996 totaled $2.7 million, an increase of $1.5 million or 131% from the 1995 first nine month's income of $1.2 million. Net income increased slightly for that same period. Income tax expense for the first quarter of 1996 included a charge of $0.8 million to establish deferred taxes on the conversion from a partnership to a corporation.

Liquidity and Capital Resources

      The Company's operations provided cash of $74 million in the first nine months of 1996 as compared to using $42 million in cash in the first nine months of 1995. The significant change in cash provided by operations is due to the liquidation of a portion of the Company's grain inventories. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at August 1, 1996 were $385 million, of which $59 million was used at September 30, 1996. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Company's businesses, credit sales in the lawn products and agricultural fertilizer business and a customary reduction in grain payables due to customer cash needs and market strategies.

      The final payments to former partners electing not to participate in the merger were made in the first quarter of 1996. No cash dividends have been declared since the merger, however the Company's Board of Directors reviews this dividend policy quarterly. The Company will be required to pay income taxes at the corporate level beginning with 1996 income from operations. As the majority of the income was previously earned in a partnership, corporate taxes prior to 1996 were minimal and as such, the Company must only make tax deposits at that level for 1996.

      Total capital expenditures for 1996 are expected to approximate $13 million, including $2.5 million for renovations to the Maumee and Toledo General Stores and $1 million for plant upgrades and improvements. Funding for these expenditures is expected to come from cash generated from operations. Capital expenditures can be, and in the past have been, curtailed if cash generated from operations is less than expected.

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


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company, like others in the agricultural industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced earlier this year. The Company currently is engaged in litigation with several defaulting grain producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, recently ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and proceedings will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved.

           Pursuant to subpoenas duces tecum served by the Commodities Futures Trading Commission (the "CFTC"), the Company has produced certain records and the depositions of certain employees have been taken in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

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

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1996.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE ANDERSONS, INC.
                              (Registrant)


Date: November 13, 1996            By /s/Richard P. Anderson
                                   Richard P. Anderson
                                   Chairman of the Board and Chief Executive
                                     Officer


Date: November 13, 1996            By /s/Richard R. George
                                   Richard R. George
                                   Vice President and Controller (Principal
                                     Accounting Officer)