Form 10-K
period 1996-12-31
ANDERSONS INC
filed 1997-03-28
CIK 821026

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

       X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

                                       or

         TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         For the transition period from
                      ______________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

     The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $64,059,586 on February 28, 1997, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market

     The registrant had 8,316,992 Common shares outstanding, no par value, at February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the 1996 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1997, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about April 15, 1997.

                                  PART I

Item 1.  Business

(a)  General Development of Business

     The Andersons, Inc. is a diversified agribusiness and retailing company operating in three segments. The Agriculture Group engages in grain merchandising, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, distributes wholesale agricultural fertilizer and operates retail farm centers. The Retail Group operates six retail stores in Ohio. The Processing and Manufacturing Group (formerly called the Business Development Group) includes, primarily, the processing of lawn and industrial products and the repair and leasing of railcars.

     Prior to January 2, 1996 the Company was structured as two entities; The Andersons Management Corp. (the "Corporation") and The Andersons (the "Partnership"). The Corporation was the sole general partner of the Partnership and provided all management services to the Partnership. The Partnership was the successor to other Ohio limited partnerships which operated as "The Andersons" continuously since 1947. On January 2, 1996, the Partnership merged with and into the Corporation and the Corporation survived, changing its name to The Andersons, Inc. See Note 1 to the consolidated financial statements for further discussion about the merger. All information herein gives effect to the merger.

(b)  Financial Information About Industry Segments

     See Note 13 to the consolidated financial statements for information regarding business segments.

(c)  Narrative Description of Business

Agriculture Group

     The Agriculture Group consists of grain operations, wholesale fertilizer operations, and retail farm centers.

     The Company's grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company's total grain storage capacity was approximately 69 million bushels at December 31, 1996.

     Virtually all grain merchandised by the Company is grown in the Midwestern portion of the United States (the Eastern Corn Belt) and is acquired from country elevators, dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade quotations. The Company competes for the purchase of grain with grain processors and feeders, as well as with other grain merchandisers.

     During 1996, approximately 72% of the grain sold by the Company was purchased domestically by grain processors and feeders, and approximately 28% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat.
Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Toledo, Ohio port elevator. Grain sales are effected on a negotiated basis by the Company's merchandising staff.

     The Company's grain business may be adversely affected by the grain supply in its principal growing area including crop quality and quantity, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See "Government Regulation". The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Company.

     Fixed price purchases and sales of cash grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sales transactions and inventory through the use of futures and option contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by supply and demand.

     The Company's hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division's profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customer, not from hedging transactions. The Company has a policy which specifies the key controls over its hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

     Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain are generally made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open inventory ownership positions as well as open futures and option positions, are marked-to-market. Gains/losses in the value of the Company's owned inventory positions due to changing prices are netted with and generally offset by losses/gains in the value of the Company's futures positions.

     When a futures contract is entered, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction which is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant changes in market prices, such as occur when weather conditions are unfavorable for extended periods, can have an effect on liquidity and require the Company to maintain appropriate short-term lines of credit. The Company has, at times, utilized CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

     The Grain division relies on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to its facilities throughout the year. Bushels contracted for future delivery at February 28, 1997 approximated 23 million, 96% of which was to be delivered in the 1996 and 1997 crop years. The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for defaults and non-delivery. Provision is made under the Grain Trade Rules of the National Grain and Feed Association ("NGFA") for resolution of contract defaults (non-delivery of grain) and for arbitration of contract disputes. The Company's standard purchase and sales contracts include arbitration clauses, and the Company is currently arbitrating several cases before the NGFA. In addition, the Company is involved in litigation with several producers. See "Legal Proceedings".

     The Company competes in the sale of grain with other grain merchants, other private elevator operators and farmer cooperatives which operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company's competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

     The Company's wholesale fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potassium, all of which are readily available from various sources.

     The Company's wholesale fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Company's fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

     The Company's aggregate storage capacity for dry fertilizer was 14 million cubic feet at December 31, 1996. The Company reserves 6 million cubic feet of this space for various fertilizer manufacturers and customers. The Company's aggregate storage capacity for liquid fertilizer at December 31, 1996 was 29 million gallons and 5 million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and, generally, are for an initial term of one year and are renewable at the end of each term.

     The Company operates nine retail farm centers located throughout Michigan, Indiana and Ohio. These centers, often strategically located at or near the Company's grain or wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer, and chemicals, seeds and supplies to the farmer.

     In its wholesale fertilizer and retail farm center businesses, the Company competes with regional cooperatives; fertilizer manufacturers; multi-state retail/wholesale chain store organizations; and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

Retail Group

     The Company's Retail Group consists of six stores operated under the trade name "The Andersons", which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, rural and suburban customers. The retail concept is that of a destination store for the do-it-yourself homeowner and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn & garden products, The Andersons stores offer housewares, automotive, sporting goods, pet products, workwear and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays.

     The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including numerous mass merchandisers, home centers, department and hardware stores. The principal competitive factors are quality of product, price, service and breadth of selection. The Company's retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

Processing and Manufacturing Group

     The Processing and Manufacturing Group consists of three business units: the processing division, the manufacturing division and the ventures division.

     The processing division consists of lawn products, which manufactures and markets fertilizer and related products to retailers and professional lawn care companies and industrial products, which processes corn cobs into various products for the chemical carrier, pet and industrial markets. The retail granular lawn products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. During the off-season, ice melt products are distributed to many of the same retailers. The professional granular lawn products are sold both direct and through distributors to lawn service applicators and to golf courses. The principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company's wholesale fertilizer division. The lawn products industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

     The Company is one of the largest producers of processed corncob products in the United States. These products serve the chemical carrier, animal litter, industrial and sorbent markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are the Company's grain operations and seed corn producers.

     The Company's manufacturing division includes a full service railcar repair shop, which specializes in repair, renovation and painting of railcars. The division also is involved in the purchase and sale of railcars, leasing and subleasing of railcars, and also provides fleet management services. It also does custom fabrication work. Competition for railcar marketing and fleet maintenance services are based primarily on service and access to third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

     The Company's ventures division includes the production of pet foods, which are marketed through a joint venture, the operation of eight auto service centers, also a joint venture, and a lawn and garden power equipment sales and service shop.

Research and Development

     The Company's research and development program is mainly concerned with the development of improved products and processes, primarily for the processing division of the Processing and Manufacturing Group. The Company expended approximately $320,000, $370,000, and $490,000 on research and development during 1996, 1995 and 1994, respectively.

Employees

     At December 31, 1996, the Company had 1,160 full-time and 1,864 part-time or seasonal employees. The Company believes its relations with its employees are good.

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

     The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. Of the Company's capital expenditures, approximately $720,000, $740,000 and $617,000 in 1996, 1995 and 1994, respectively, were made in order to comply with these regulations.

Item 2.  Properties

     The Company's principal agriculture, retail and other properties are described below. Except as otherwise indicated, all properties are owned by the Company.

Agriculture Facilities

 Location                              Wholesale Fertilizer
                            Grain                      Liquid
                           Storage    Dry Storage     Storage
                          (bushels)   (cubic feet)   (gallons)
Maumee, OH               17,270,000     6,333,000     2,620,000
Toledo, OH River          7,010,000     2,000,000     3,000,000
Metamora, OH              6,860,000           ---           ---
Lyons, OH (3)               380,000        47,000       160,000
Toledo, OH                1,210,000           ---           ---
Champaign, IL            13,500,000       833,000           ---
Delphi, IN                6,700,000     1,000,000           ---
Clymers, IN (1)(4)        4,450,000           ---     2,694,000
Clymers, IN (3)                 ---        37,000       480,000
Dunkirk, IN               5,980,000       900,000
Poneto, IN                  620,000           ---     5,540,000
North Manchester, IN (3)        ---        23,000        90,000
Logansport, IN                  ---        33,000     3,011,000
Walton, IN (3)                  ---       433,000     7,000,000
Albion, MI (3)            2,590,000        23,000        40,000
White Pigeon, MI          2,070,000           ---           ---
Webberville, MI                 ---     2,017,000     3,200,000
Litchfield, MI (2)(3)           ---        40,000       252,000
North Adams, MI(2)(3)           ---        20,000       230,000
Union City, MI (3)              ---        20,000        49,500
Munson, MI (3)                  ---        33,000       150,000
                         68,640,000    13,792,000    28,516,500

(1)  Facility leased - lease expires in 1998, provides an option to purchase.
(2)  Facility leased.
(3)  Facility is or includes a retail farm center.
(4)  Facility also stores soybean oil with a capacity of 61,000,000 pounds.

     The grain facilities are mostly concrete and steel tanks, with some flat storage. The Company also owns grain inspection buildings and dryers, a corn sheller plant, maintenance buildings and truck scales and dumps.

     Wholesale fertilizer and retail farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Company also owns a seed processing facility in Delta, Ohio. Aggregate storage capacity in the nine retail farm centers located in Michigan, Indiana and Ohio for liquid fertilizer and dry fertilizer is 1.5 million gallons and 243,000 cubic feet, respectively.

Retail Store Properties

       Name                     Location          Square Feet
     Maumee Store             Maumee, OH            131,000
     Toledo Store             Toledo, OH            130,000
     Woodville Store (1)      Northwood, OH         100,000
     Lima Store (1)           Lima, OH              117,000
     Brice Store              Columbus, OH          128,000
     Sawmill Store            Columbus, OH          134,000
     Warehouse (1)            Maumee, OH            245,000

     (1) Leased

       The leases for the two stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent lease payments based on achieved sales volume. Neither store achieved a sales level triggering contingent lease payments in 1996, 1995 or 1994.

Other Properties

     The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases a lawn fertilizer production facility and a warehouse facility. In its railcar leasing business, the Company owns or leases approximately 2,000 railcars (primarily covered hopper cars) with lease terms ranging from one to ten years and future minimum lease payments aggregating $18 million with future minimum sublease income of an equal amount. The Company also owns a railcar repair facility, a steel fabrication facility, a service and sales facility for outdoor power equipment. Additionally, the Company is part of a joint venture which owns or leases eight auto service centers. The Company also owns or leases a number of switch engines, cranes and other equipment.

     The Company's administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 704 acres of land on which various of the above properties and facilities are located; approximately 439 acres of farmland and land held for future use; approximately 11 acres of improved land in an office/industrial park held for sale; and certain other real estate.

     Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $36 million at December 31,1996. Additions to property for the years ended December 31, 1996, 1995 and 1994 amounted to $10 million, $16 million, and $26 million, respectively. See Note 9 to the Company's consolidated financial statements for information as to the Company's leases.

     The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

     The Company, like others in the agriculture industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some grain producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced in 1996. The Company currently is engaged in litigation and/or arbitration with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and arbitration will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved.

     Pursuant to subpoenas duces tecum served by the Commodities Futures Trading Commission (the "CFTC"), the Company has produced certain records, including names and phone numbers of certain customers and the depositions of certain employees and former employees have been taken in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

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

     None

Item 4A.  Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 22, 1997.

   Name                  Position                 Age      Year Assumed
Christopher       President, Processing and        42          1996
J. Anderson         Manufacturing Group
                 Vice President, Business                      1992
                     Development Group
              General Manager, Ventures & New                  1990
                   Business Development
Daniel T.         President, Retail Group          41          1996
Anderson         Director of Marketing and                     1996
                Merchandising, Retail Group
               General Merchandise Manager,                    1991
                       Retail Group
Michael J.      President and Chief Operating      45          1996
Anderson                  Officer
                Vice President and General                     1994
                   Manager, Retail Group
                Vice President and General                     1990
                   Manager, Grain Group
Richard M.       Vice President and General        40          1996
Anderson       Manager, Processing Division
                Vice President and General                     1990
               Manager, Industrial Products
                           Group
                General Manager, Industrial                    1990
             Products & Technical Development
Richard P.     Chairman of the Board and Chief     67          1996
Anderson             Executive Officer
               President and Chief Executive                   1987
                          Officer
Joseph L.       President, Agriculture Group       46          1996
Braker          Vice President and General                     1994
                Manager, Agriculture Group
                Vice President and General                     1990
              Manager, Agricultural Products
                           Group
Joseph C.      Vice President, Human Resource      48          1996
Christen                Development
                Director of Human Resource                     1988
                        Development
Dale W.          Vice President - Corporate        52          1992
Fallat                   Services
             Senior Vice President, Corporate                  1990
                         Services
Phillip C.        Vice President, Corporate        55          1996
Fox                      Planning
               Director of Company Planning                    1988
Charles E.        Vice President, Personnel        55          1996
Gallagher          Director of Personnel                       1988
Richard R.      Vice President and Controller      47          1996
George             Corporate Controller                        1988
Beverly J.     Vice President, General Counsel     55          1996
McBride                and Secretary
               General Counsel and Corporate                   1987
                         Secretary
Gary     L.     Vice President, Finance and        51          1996
Smith                    Treasurer
                    Corporate Treasurer                        1988

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The information under the caption Market for Common Stock on page 10 and Shareholders on the inside back cover of The Andersons, Inc. 1996 Annual Report to Shareholders is incorporated herein by reference. The Company's first quarterly dividend of three cents per common share was declared on December 20, 1996 for shareholders of record on January 2, 1997.

Item 6.  Selected Financial Data

     The information under the caption Selected Financial Data on page 9 of The Andersons, Inc. 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption Management's Discussion and Analysis appearing on pages 8 and 9 of The Andersons, Inc. 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information under the caption Selected Quarterly Financial Data on page 10 of The Andersons, Inc. 1996 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 11 through 28 of The Andersons, Inc. 1996 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,
       1996, 1995 and 1994

     Consolidated Statements of Changes in Owners' Equity for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     Following is the Report of Independent Auditors on the Consolidated
       Financial Statements and schedule:


                         Report of Independent Auditors


Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and changes in owners' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ERNST & YOUNG LLP


Toledo, Ohio
January 31, 1997


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Item 4A included in Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 22, 1997 (the "Proxy Statement"), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

     None

                                    PART IV

Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a) (1)   The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 1996 Annual Report to Shareholders.

     (2) The following consolidated financial statement schedule is included in Item 14(d):
                                                                         Page
           II. Consolidated Valuation and Qualifying Accounts - years
            ended December 31, 1996, 1995 and 1994                         14

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

     3.1 Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

     3.4 Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

     4.3  Specimen Common Share Certificate. (Incorporated by reference to
          Exhibit 4.1 to Registration Statement No. 33-58963).

     4.4 The Fifteenth Supplemental Indenture dated as of January 2, 1995, between The Andersons, Inc. and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to registrant's 1995 Annual Report on Form 10-K).

     10.1 Management Performance Program. * (Incorporated by reference to
          Exhibit 10(a) to the Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

     10.2 The Andersons, Inc. Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix B to Registration Statement No. 33-58963).

     10.3 The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

     13   The Andersons, Inc. 1996 Annual Report to Shareholders

     22   Subsidiaries of The Andersons, Inc.

     23.1 Consent of Independent Auditors

*  Management contract or compensatory plan.

     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)  Reports on Form 8-K:

        No reports on Form 8-K were filed during the last quarter of the year.

(c)  Exhibits:

        The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in (d) below.

(d)  Financial Statement Schedule:

        The financial statement schedule listed in 14(a)(2) follows
        "Signatures".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 28th day of March, 1997.

                              THE ANDERSONS, INC. (Registrant)

                              By /s/Richard P. Anderson
                                    Richard P. Anderson
                                    Chairman of the Board and Chief Executive
                                       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 28th day of March, 1997.

    Signature                         Title                          Date
/s/Richard P. Anderson      Chairman and Chief Executive           3/28/97
Richard P. Anderson         Officer (Principal Executive Officer)

/s/Richard R. George        Vice President and Controller          3/28/97
Richard R. George        (Principal Accounting Officer)

/s/Gary L. Smith            Vice President, Finance                3/28/97
Gary L. Smith               and Treasurer
                            (Principal Financial Officer)

________________________    Director
Donald E. Anderson

/s/Michael J. Anderson      Director                               3/28/97
Michael J. Anderson

/s/Richard M. Anderson      Director                               3/28/97
Richard M. Anderson

/s/Thomas H. Anderson       Director                               3/28/97
Thomas H. Anderson

/s/John F. Barrett          Director                               3/28/97
John F. Barrett

/s/Paul M. Kraus            Director                               3/28/97
Paul M. Kraus

_______________________     Director
Donald M. Mennel

_______________________     Director
David L. Nichols

_______________________     Director
Dr. Sidney A. Ribeau

_______________________     Director
Charles A. Sullivan

Except for those portions of The Andersons, Inc. 1996 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                               THE ANDERSONS, INC.
                                                            Additions
                                    Balance at     Charged to     Charged to                      Balance
                                    Beginning       Costs and    Other Accounts   Deductions       at End
Description                         of Period        Expenses      -Describe       -Describe     of Period
Allowance for doubtful accounts receivable:

  Year ended December 31, 1996      $3,514,000    $4,321,994    $         -      $4,605,994<F1>  $3,230,000

  Year ended December 31, 1995       2,292,000     2,220,830              -         998,830<F1>   3,514,000

  Year ended December 31, 1994       1,178,000     2,682,904              -       1,568,904<F1>   2,292,000

Allowance for doubtful notes receivable:

  Year ended December 31, 1996      $1,277,000    $        -    $         -      $  542,000<F1>  $  735,000

  Year ended December 31, 1995         727,000       550,000              -               -       1,277,000

  Year ended December 31, 1994               -       727,000              -               -         727,000

<F1>  Uncollectible accounts written off, net of recoveries




                             EXHIBIT INDEX

                          THE ANDERSONS, INC.





Exhibit
Number

13        The Andersons, Inc. 1996 Annual Report to Shareholders

22        Subsidiaries of The Andersons, Inc.

23.1      Consent of Independent Auditors