Form 10-Q
period 1997-03-31
ANDERSONS INC
filed 1997-05-15
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

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

                                Yes  X   No __

The registrant had 8,261,992 Common shares outstanding, no par value, at May 1, 1997.


                              THE ANDERSONS, INC.

                                     INDEX

                                                                      Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1997
         and December 31, 1996                                            3


       Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1997 and 1996                       6


       Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1997 and 1996                       7


       Notes to Condensed Consolidated Financial Statements               8


     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          12

     Item 6.  Exhibits and Reports on Form 8-K                           13

     Signatures                                                          13

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)

                                           March 31      December 31
                                             1997            1996
Current assets
 Cash and cash equivalents                $    4,850       $  27,524
 Accounts receivable:
   Trade accounts - net                       78,723          73,694
   Margin deposits                            10,829             327
                                              89,552          74,021
 Inventories:
   Grain                                      80,366          70,762
   Agricultural fertilizer and supplies       34,592          21,897
   Merchandise                                34,020          29,527
   Lawn and corn cob products                 15,539          17,633
   Other                                      10,440          10,478
                                             174,957         150,297
 Deferred income taxes                         2,917           1,864
 Prepaid expenses                              3,348           3,929
Total current assets                         275,624         257,635

Other assets:
 Notes receivable (net) and other assets       6,253           5,951
 Investments in and advances to affiliates     1,332           1,340
                                               7,585           7,291
Property, plant and equipment:
 Land                                         11,261          11,261
 Land improvements and leasehold improvements 24,515          24,431
 Buildings and storage facilities             80,793          80,669
 Machinery and equipment                      99,772          99,871
 Construction in progress                      3,232           1,795
                                             219,573         218,027
 Less allowances for depreciation and
   amortization                              137,602         136,362
                                              81,971          81,665
                                            $365,180        $346,591

See notes to condensed consolidated financial statements.
                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                           March 31        December 31
                                             1997             1996
Current liabilities
 Notes payable                          $      80,000     $         -
 Accounts payable for grain                    39,092          96,932
 Other accounts payable                        80,528          75,713
 Accrued expenses                              11,002          16,981
 Current maturities of long-term debt           5,539           6,360
Total current liabilities                     216,161         195,986

Pension and postretirement benefits             2,872           2,804
Long-term debt
 Note payable, 7.84%, payable $75 thousand
   quarterly through 7/97, and $398
   thousand thereafter, due 2004               14,175          14,250
 Note payable under revolving credit
   line, variable rate (6.635% at
   March 31, 1997)                             20,000          16,300
 Notes payable, variable rate (6.4375%
   at March 31, 1997), payable $336
   quarterly beginning October 1997, due 2004   9,418           9,418
 Other notes payable                            1,041           1,036
 Industrial development revenue bonds:
   6.5%, sinking fund $900 thousand to $1
     million payable annually, due 1999         2,900           2,900
   Variable rate (5.695% at March 31, 1997),
     payable $882 thousand annually
     through 2004                               6,351           6,351
   Variable rate (3.95% at March 31, 1997),
     due 2025                                   3,100           3,100
   Debenture bonds, 6.5% to 10%, due 1997
     through 2007                              20,554          21,030
 Other bonds, 4% to 9.6%                          509             543
                                               78,048          74,928
Less current maturities of long-term debt       5,539           6,360
                                               72,509          68,568
Deferred income taxes                           5,103           5,371
Minority interest                                 559             613
Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 8,262 and
   8,360 outstanding at 3/31/97 and
   12/31/96, respectively)                         84              84
 Additional paid-in capital                    66,659          66,659
 Retained earnings                              2,772           7,106
 Treasury stock (168 and 70 shares at 3/31/97
   and 12/31/96, respectively; at cost)        (1,539)           (600)
                                               67,976          73,249
                                             $365,180        $346,591

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        Three Months Ended March 31
                                            1997          1996

Grain sales and revenues                $    93,809  $   153,363
Fertilizer, retail and other sales           92,009      102,752
Other income                                    947          599
                                            186,765      256,714

Cost of grain sales                          91,200      140,063
Cost of fertilizer, retail and other sales   68,248       76,918
                                            159,448      216,981
Gross profit                                 27,317       39,733

Operating, administrative and general
  expenses                                   31,902       31,589
Interest expense                              2,140        4,698
                                             34,042       36,287
Net (loss) income before income taxes        (6,725)       3,446

Income tax (credit) expense (includes
 deferred taxes established in connection
 with the merger of $812 in 1996             (2,643)       2,177
Net (loss) income                         $  (4,082)  $    1,269

Earnings (loss) per share                 $   (0.49)  $     0.15

Weighted average common shares outstanding    8,346        8,430

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                        Three Months Ended March 31
                                              1997         1996
Operating activities
Net (loss) income                       $    (4,082)  $    1,269
Adjustments to reconcile net (loss)
 income to net cash used in operating
 activities:
   Depreciation and amortization              2,404        2,461
   Provision for losses on accounts
     and notes receivable                       234          237
   Deferred income tax                       (1,321)        (470)
   Other                                        (49)        (139)
   Changes in operating assets and
    liabilities:
     Accounts receivable                    (15,766)     (13,660)
     Inventories                            (24,660)       1,792
     Prepaid expenses                            581         496
     Accounts payable for grain             (57,840)     (66,291)
     Other accounts payable and accrued
       expenses                              (1,096)      14,650
     Notes receivable and other assets         (436)        (166)
Net cash used in operating activities      (102,031)     (59,821)

Investing activities
Purchases of property, plant and equipment   (2,645)      (2,554)
Proceeds from sale of property, plant
  and equipment                                  72           81
Net cash used in investing activities        (2,573)      (2,473)

Financing activities
Net increase in short-term borrowings        80,000       62,333
Proceeds from issuance of long-term debt     60,540            9
Payments of long-term debt                  (57,420)      (1,412)
Payments to dissenting partners and for
  fractional shares in merger transaction         -          (64)
Purchase of common stock for the treasury    (1,361)           -
Proceeds from sale of treasury stock to
  employees participating in Employee
  Share Purchase Plan                           423            -
Dividends paid                                 (252)           -
Net cash provided by financing activities    81,930       60,866

Decrease in cash and cash equivalents       (22,674)      (1,428)
Cash and cash equivalents at beginning of
  period                                     27,524        5,052
Cash and cash equivalents at end of period  $ 4,850    $   3,624

Noncash financing activity
Exchange of employee bonds for common shares           $    (275)

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Note B - Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations is taxed at the corporate level. In conjunction with the merger, the Company recorded the deferred tax assets and liabilities of the partnership that had not previously been recognized. The net excess of deferred tax liabilities over deferred tax assets ($812,000) was recorded in the first quarter of 1996 and included as a component of the provision for income taxes.

Note C - In February 1997, the Financial Accounting Standards Board issued
         Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This standard will have no impact on the Company's presentation of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 1997 with the three months ended March 31, 1996:

  Sales and revenues for the three months ended March 31, 1997 totaled $186.8 million, a decrease of $69.9 million or 27% from the 1996 first quarter sales and revenues of $256.7 million. The Agriculture Group had a total decrease of $73.8 million. This includes a $59.5 million decrease in grain sales and revenues due to a 25% decrease in bushels shipped, a 14% decrease in the average price of bushels sold and decreased merchandising revenues. The grain business began the year with less grain available for sale than in prior years (due to a poor fall harvest in certain of the primary growing areas served by the Company) and could continue to experience decreased revenues until the 1997 fall harvest. Sales of agricultural fertilizer were also off with a total decrease in sales of $14.3 million. Wholesale tons sold were down 41% with a 2% increase in the average selling price per ton. The Company expects that a significant portion of the wholesale fertilizer volume lost in the first quarter will be recovered in the second quarter of 1997. The Retail Group experienced a 7% overall increase in sales from the first quarter of 1996 with the three Toledo area stores contributing to the increase. Overall, the Processing & Manufacturing Group contributed increased sales and revenues of $1.6 million or 5%. The manufacturing business had the largest increase with a $4 million or 114% increase in sales, due primarily from the repair and sale of railcars. The processing business (lawn fertilizer and industrial products) had a sales decrease of $2.6 million or 10%. Of this decrease, $1.6 million represented 1996 sales and revenues of the sorbents business which was sold in the fourth quarter of 1996.

 Gross profit for the three months ended March 31, 1997 totaled $27.3 million, a decrease of $12.4 million or 31% from the 1996 first quarter gross profit of $39.7 million. The Agriculture Group had a $13.1 million or 71% decrease with $10.7 million related to margins on grain sales and merchandising activities. The remaining $2.4 million decrease in the Agriculture Group resulted primarily from wholesale fertilizer volume and margin per ton decreases. Gross profit on sales in the Retail Group increased 6% or $0.5 million. Overall, the Processing and Manufacturing Group experienced a decrease of 9% or $0.9 million. However, when excluding the 1996 gross profit related to the sorbents business, the decrease was 3% or $0.3 million.

 Operating, administrative and general expenses for the first quarter of 1997 totaled $31.9 million, an increase of $0.3 million or 1% from the first quarter of 1996. As a percent of total sales and revenues, operating, administrative and general expenses increased from 12% to 17%, due to the significant decrease in total sales.

 Interest expense for the first quarter of 1997 was $2.1 million, a $2.6 million decrease from the first quarter of 1996. Short-term borrowings at March 31, 1996 were $183 million as compared to $80 million at March 31, 1997.

 The loss before income tax credits of $6.7 million represents an unfavorable change of $10.1 million from the first quarter of 1996. The net loss of $4.1 million represents a $5.4 million decrease from the 1996 first quarter net income. Income tax expense and net income in the first quarter of 1996 include a non-recurring charge of $0.8 million which established deferred income taxes on the assets and liabilities of the Partnership. The loss of $0.49 per share is a $0.64 decrease from the first quarter of 1996 earnings per share of $0.15.

Liquidity and Capital Resources

 The Company used $102 million in its operations in the first quarter of 1997 as compared to the first quarter of 1996 operations which used $60 million in cash. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at May 1, 1997 were $250 million, of which $80 million was borrowed at March 31, 1997. Typically the Company's highest borrowings occur in the spring due to seasonal inventory requirements in the wholesale fertilizer and retail businesses, credit sales in the wholesale fertilizer and lawn products business and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

 A quarterly cash dividend of $0.03 per common share was paid in the first quarter of 1997. A cash dividend of $0.03 per common share was declared on April 1, 1997 and was paid on April 21, 1997. No cash dividends were paid in 1996, but the final payment of $64 thousand to former partners electing not to participate in the merger and for fractional shares was paid in the first quarter of 1996. The Company made income tax payments of $2.4 million in the first quarter and expects to make payments totaling approximately $3.7 million for the remainder of 1997. Also in the first quarter, the Company purchased 147 thousand shares of its common stock for the treasury and reissued 49 thousand shares to its employees as part of the Employee Share Purchase Plan.

 Total capital expenditures for 1997 are expected to approximate $15 million, including $6 million for renovations to retail stores, $4 million for plant upgrades and improvements and the purchase of a retail farm center business that the Company has leased for several years. Funding for these expenditures is expected to come from cash generated from operations. Capital expenditures can be curtailed if cash generated from operations is less than expected.

 Certain of the Company's long-term debt is secured by first mortgages on various facilities. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Company to be substantially hedged in its grain transactions. The Company's liquidity is enhanced by the fact that grain inventories are readily marketable. In the opinion of management, the Company's liquidity is adequate to meet short-term and long-term needs.

Forward Looking Statements

The preceding Management's Discussion and Analysis contain various "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated; weather, supply and demand of commodities including grains, fertilizer and other basic raw materials, market prices for grains and the potential for increased margin requirements, regulatory agency review of grain contracts and related contract default litigation, competition, interest rates and income taxes.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company, like others in the agriculture industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some grain producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced in 1996 and in come cases, crop shortages due to poor weather in some of the primary growing areas served by the Company. The Company currently is engaged in litigation and/or arbitration with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant. The Company currently has several arbitration cases before the National Grain and Feed Association. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and arbitration will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved.

     Pursuant to subpoenas duces tecum served by the Commodities Futures Trading Commission (the "CFTC"), the Company has produced certain records, including names and phone numbers of certain customers, and the depositions of certain employees and former employees have been taken in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

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

Item 6.  Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K. A report on Form 8-K was filed with the SEC containing a March 21, 1997 press release discussing the Chicago Board of Trade's proposed changes to delivery locations for its corn and soybean futures contracts and the potential effect that this change may have on the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ANDERSONS, INC.
                                 (Registrant)

Date:  May 14, 1997              By /s/Richard P. Anderson
                                 Richard P. Anderson
                                 Chairman of the Board and Chief
                                     Executive Officer

Date:  May 14, 1997              By /s/Richard R. George
                                 Richard R. George
                                 Vice President and Controller
                                     (Principal Accounting Officer)