Form 10-Q
period 1997-06-30
ANDERSONS INC
filed 1997-08-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 Yes  X   No __

The registrant had 8,181,992 Common shares outstanding, no par value, at August 1, 1997.
                              THE ANDERSONS, INC.

                                     INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)
       Condensed Consolidated Balance Sheets - June 30, 1997
         and December 31, 1996                                         3

       Condensed Consolidated Statements of Operations -
         Three months and Six months ended June 30, 1997 and 1996      6

       Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1997 and 1996                       7

       Notes to Condensed Consolidated Financial Statements            8

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       13

     Item 4.  Submission of Matters to a Vote of Security Holders     14

     Item 6.  Exhibits and Reports on Form 8-K                        14

     Signatures                                                       15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)

                                            June 30      December 31
                                              1997          1996
Current assets:
 Cash and cash equivalents                 $   16,230    $  27,524
 Accounts and notes receivable:
   Trade receivables - net                     58,914       73,694
   Margin deposits                                327          327
                                               59,241       74,021
 Inventories:
   Grain                                       34,615       70,762
   Agricultural fertilizer and supplies        17,677       21,897
   Merchandise                                 32,504       29,527
   Lawn and corn cob products                  10,646       17,633
   Other                                       12,011       10,478
                                              107,453      150,297
 Deferred income taxes                          2,826        1,864
 Prepaid expenses                               1,999        3,929
Total current assets                          187,749      257,635

Other assets:
 Notes receivable (net) and other assets        5,396        5,951
 Investments in and advances to affiliates      1,354        1,340
                                                6,750        7,291
Property, plant and equipment:
 Land                                          11,311       11,261
 Land improvements and leasehold improvements  24,763       24,431
 Buildings and storage facilities              82,222       80,669
 Machinery and equipment                      101,767       99,871
 Construction in progress                       3,968        1,795
                                              224,031      218,027
 Less allowances for depreciation and
   amortization                               139,575      136,362
                                               84,456       81,665
                                             $278,955     $346,591

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                            June 30      December 31
                                             1997           1996
Current liabilities:
 Notes payable                         $   20,000         $      -
 Accounts payable for grain                32,499           96,932
 Other accounts payable                    57,408           75,713
 Accrued expenses                          13,606           16,981
 Current maturities of long-term debt       7,211            6,360
Total current liabilities                 130,724          195,986

Pension and postretirement benefits         2,860            2,804
Long-term debt:
 Note payable, 7.8%, payable $398
   thousand quarterly, due 2004            14,100           14,250
 Note payable under revolving credit
   line, variable rate (7.4% at June
   30, 1997)                               18,000           16,300
 Notes payable, variable rate (6.7% at
   June 30, 1997), payable $336
   quarterly beginning October 1997,
   due 2004                                 9,418            9,418
 Other notes payable                        1,046            1,036
 Industrial development revenue bonds:
   6.5%, sinking fund $900 thousand to
     $1 million payable annually, due 1999  2,900            2,900
   Variable rate (5.7% at June 30, 1997),
     payable $882 thousand annually
     through 2004                           6,351            6,351
   Variable rate (4.7% at June 30, 1997),
     due 2025                               3,100            3,100
 Debenture bonds, 6.5% to 10%, due 1997
   through 2007                            20,226           21,030
 Other bonds, 4% to 10%                       489              543
                                           75,630           74,928
Less current maturities of long-term debt   7,211            6,360
                                           68,419           68,568
Deferred income taxes                       5,112            5,371
Minority interest                             578              613

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                          June 30      December 31
                                            1997          1996
Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 8,430
   shares issued)                              84              84
 Additional paid-in capital                66,659          66,659
 Retained earnings                          6,782           7,106
 Treasury stock (248 and 70 shares at
   6/30/97 and 12/31/96, respectively;
   at cost)                                (2,263)           (600)
                                           71,262          73,249
                                         $278,955        $346,591

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                      Three Months           Six Months
                                     Ended June 30         Ended June 30
                                     1997      1996       1997      1996
Grain sales and revenues           $ 98,721  $201,696   $192,529   $355,059
Fertilizer, retail and other sales  150,719   142,729    242,729    245,481
Other income                            750       804      1,697      1,402
                                    250,190   345,229    436,955    601,942

Cost of grain sales                  92,664   195,468    183,864    335,531
Cost of fertilizer, retail and
     other sales                    114,642   107,782    182,891    184,699
                                    207,306   303,250    366,755    520,230
     GROSS PROFIT                    42,884    41,979     70,200     81,712

Operating, administrative and
     general expenses                33,603    35,258     65,505     66,847
Interest expense                      2,273     4,464      4,412      9,162
                                     35,876    39,722     69,917     76,009
INCOME BEFORE INCOME TAXES            7,008     2,257        283      5,703

Provision for income taxes (Note B)   2,749       877        106      3,054

NET INCOME                        $   4,259  $  1,380  $     177  $   2,649

Earnings per share (Note B)       $    0.52  $   0.16  $    0.02  $    0.31

Weighted average common shares
     outstanding                      8,230     8,430      8,287      8,430

See notes to consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                  Six Months Ended June 30
                                                     1997         1996
Operating activities
Net income                                        $     177     $   2,649
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                      4,927         4,951
   Provision for losses on accounts and notes
     receivable                                         723         2,443
   Deferred income tax                               (1,221)       (2,221)
   Other                                                 28          (335)
   Changes in operating assets and liabilities:
     Trade receivables                               14,056        (1,941)
     Inventories                                     42,843        95,955
     Prepaid expenses and other assets                2,191         1,855
     Accounts payable for grain                     (64,433)      (72,455)
     Other accounts payable and accrued expenses    (21,623)      (14,898)
Net cash (used in) provided by operating activities (22,332)       16,003

Investing activities
Purchases of property, plant and equipment           (7,602)       (4,533)
Proceeds from sale of property, plant and equipment     102           277
Net cash used in investing activities                (7,500)       (4,256)

Financing activities
Net increase (decrease) in short-term borrowings     20,000        (9,375)
Proceeds from issuance of long-term debt            113,788        20,017
Payments of long-term debt                         (113,086)      (23,200)
Purchase of common stock for the treasury            (2,086)            -
Proceeds from sale of treasury stock to employees
  participating in Employee Share Purchase Plan         423             -
Dividends paid                                         (501)            -
Payments to dissenting partners and for fractional
  shares in merger transaction                            -           (64)

Net cash provided by (used in) financing activities  18,538       (12,622)

Decrease in cash and cash equivalents               (11,294)         (875)
Cash and cash equivalents at beginning of period     27,524         5,052
Cash and cash equivalents at end of period         $ 16,230      $  4,177

Noncash financing activity
Exchange of employee bonds for common shares                     $   (275)
Exchange of fixed assets for investment in LLC                   $    513

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

Note B - Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations is taxed at the corporate level. In conjunction with the merger, the Company recorded the deferred tax assets and liabilities of the partnership that had not previously been recognized. The net excess of deferred tax liabilities over deferred tax assets ($812 thousand) was recorded in the first quarter of 1996 and included as a component of the provision for income taxes.

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

Note D - Significant Accounting Policy - Derivatives. For the purpose of hedging its market price risk exposure on grain owned and related forward grain purchase and sale contracts, the Company holds commodity derivatives in the form of futures and options contracts for corn, soybeans and wheat. The Company accounts for all commodity derivatives and the underlying grain inventories and forward grain contracts using a daily mark to market method. Company policy limits the Company's unhedged grain position.

         Grain inventories in the Company's balance sheet are comprised of the current market value of these commodity derivatives and the current market value of grain inventory and forward grain contracts. Gains and losses in the value of commodity derivatives (whether due to changes in commodity prices or due to sale, maturity, or extinguishment of the derivative contract) and grain inventories and related forward grain contracts are included in Grain Sales and Merchandising Revenues in the statement of income or loss.

         The Company also periodically enters into interest rate contracts to manage interest rate risk. Income or expense associated with these interest rate contracts is recognized on the accrual basis over the life of the agreement as a component of interest expense, except in the case of interest rate caps where the cost of the contract is included in expense at the time of purchase. The fair market value of the interest rate contract is not recognized in the balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

Comparison of the three months ended June 30, 1997 with the three months ended June 30, 1996:

      Sales and revenues for the three months ended June 30, 1997 totaled $250 million, a decrease of $95 million or 27.5% from the 1996 second quarter sales and revenues of $345 million. The Agriculture Group had a total decrease in sales and revenues of $89 million, with a $103 million decrease in grain sales and revenue. This decrease is due to a 33% decrease in bushels shipped and a 27% decrease in the average price of a bushel sold. The grain business began 1997 with less grain available for sale than in prior years because of a poor fall harvest in certain of the primary growing areas served by the Company, and could continue to experience decreased revenues until the 1997 fall harvest. A good wheat crop in the Company's primary growing area as well as expectations for improved corn and soybean crops in those same areas (as compared to the prior two harvests) may provide the Company significant bushels to handle in the fourth quarter of 1997. Wholesale fertilizer contributed additional sales and revenues of $11 million, or 30%, primarily on volume that was delayed from the first quarter, while the retail farm centers experienced sales increases of $3 million.

    The Retail Group experienced a 5% decrease in sales. The three Toledo area stores and the Lima store have been affected by new competitors in their respective markets and all stores were negatively affected by wet and cool weather during a peak period for lawn and garden sales.

    The Processing & Manufacturing Group had a $4 million or 12% decrease in sales. The processing business (lawn fertilizer and industrial products) had the largest sales decrease of $3.8 million or 16%. Of this decrease, $2.6 million represented combined 1996 sales and revenues of the Sorbents TM business that was sold in the fourth quarter of 1996 and four lawn fertilizer retail businesses that are no longer being operated by the Company. The remainder of the decrease resulted from lower volume in both businesses. Decreases in the manufacturing and ventures divisions were not significant.

 Gross profit for the three months ended June 30, 1997 totaled $42.9 million, an increase of $0.9 million or 2% from the 1996 second quarter gross profit of $42 million. The Agriculture Group contributed increased gross profit of $2.1 million, primarily as a result of increased sales in wholesale and retail fertilizer. Gross profit on sales in the Retail Group was down $1.1 million or 7%. The Processing and Manufacturing Group had flat results with the processing division posting a $0.9 million or 12% decrease, the manufacturing division gross profit up $0.5 million or 34% and the ventures division up $0.3 million or 17%. However, when excluding the 1996 gross profit related to the businesses no longer operated (as described previously), the Processing and Manufacturing Group showed an increase of $0.7 million or 7%.

    Operating, administrative and general expenses for the second quarter of 1997 totaled $33.6 million, a decrease of $1.7 million or 5% from the second quarter of 1996. The decrease relates to (1) decreased provision for the nonperformance of grain contracts as compared to the amount taken in 1996 due to the unusual market conditions in the grain industry at that time and (2) 1996 expenses related to the businesses not in operation in 1997.

    Interest expense for the second quarter of 1997 was $2.3 million, a $2.2 million decrease from the second quarter of 1996. This interest expense decrease was due to a $99 million or 62% decrease in average short-term borrowings from the second quarter of 1996. Short-term borrowings are used to fund working capital needs. A $93 million or 60% reduction in average grain inventory for the same period resulting from lower bushel volume and lower market prices caused the reduction in borrowings.

    Income before income taxes was $7 million, a $4.8 million increase from the second quarter of 1996. The effective income tax rate for the second quarter of 1997 is 39.2% as compared to the 1996 second quarter effective rate of 38.9%. Net income of $4.3 million represents a $2.9 million increase from the 1996 second quarter net income. Earnings per share of $0.52 is a $0.36 increase from the second quarter of 1996 earnings per share of $0.16.

Comparison of the six months ended June 30, 1997 with the six months ended June 30, 1996:

    Sales and revenues for the six months ended June 30, 1997 totaled $437 million, a decrease of $165 million or 27.4% from the 1996 first half sales and revenue of $602 million. The Agriculture Group had a total decrease of $163 million, with all of it due to decreased grain sales and revenue. The significant decrease in grain sales and revenues is due to a 29% decrease in bushels shipped, a 22% decrease in the average price of a bushel sold and merchandising revenues lower than the first half of 1996 by $6.5 million or 60%. The grain business began 1997 with less grain available for sale than in prior years (due to a poor fall harvest in certain of the primary growing areas served by the Company) and could continue to experience decreased revenues until the 1997 fall harvest. A good wheat crop in the Company's primary growing area as well as expectations for improved corn and soybean crops in those same areas (as compared to the prior two harvests) may provide the Company significant bushels to handle in the fourth quarter of 1997. Wholesale fertilizer had a sales and revenues decrease of $2.8 million, or 4%, which was due to a 3% decrease in volume and a 1% decrease in average price per ton sold, while the retail agricultural business experienced a sales increase of $2.6 million or 14%.

    The Retail Group experienced a 1% decrease in sales from the first half of 1996. The Toledo area stores and the Lima store have been affected by new competitors in their respective markets and all stores were hurt by wet and cool weather during a peak period for lawn and garden sales.

    The Processing & Manufacturing Group had a $2.5 million or 4% decrease in sales. The processing business (lawn fertilizer and industrial products) had the largest sales decrease of $6.5 million or 13%. Of this decrease, $5 million represents 1996 sales and revenues of businesses that they Company is no longer operating. The remainder of the decrease resulted from lower volume. The manufacturing division had a $4 million or 46% increase in sales for the first half of the year due to several sales of railcars in the period. The decrease in the ventures divisions was not significant.

    Gross profit for the six months ended June 30, 1997 totaled $70.2 million, a decrease of $11.5 million or 14% from the 1996 first half gross profit of $81.7 million. The Agriculture Group's gross profit decreased $11 million, with the grain division showing a decrease of $10.9 million, wholesale fertilizer division a decrease of $1.4 million and retail farm centers an increase of $1.3 million. Gross profit on sales in the Retail Group was down $0.5 million or 2%. The Processing and Manufacturing Group had a slight decrease in gross profit with the processing division posting a $1.8 million or 10% decrease, the manufacturing division gross profit up $0.9 million or 37% and the ventures division up $0.5 million or 16%. However, when excluding the 1996 gross profit related to businesses that the Company is no longer operating, the Processing and Manufacturing Group showed an increase of $1.3 million or 6%.

    Operating, administrative and general expenses for the first half of 1997 totaled $65.5 million, a decrease of $1.3 million or 2% from the first half of 1996. The decrease relates to (1) decreased provision for the nonperformance of grain contracts as compared to the amount taken in 1996 due to the unusual market conditions in the grain industry at that time and (2) 1996 expenses related to the businesses not in operation in 1997.

    Interest expense for the first half of 1997 was $4.4 million, a $4.8 million decrease from the first half of 1996. This interest expense decrease was due to a $115 million or 71% decrease in average short-term borrowings from the first half of 1996. Short-term borrowings are used to fund working capital needs. A $105 million or 62% decrease in average grain inventory for the same period resulting from lower bushel volume and lower market prices caused the reduction in borrowings.

    Income before income taxes was $0.3 million a $5.4 million decrease from the first half of 1996. The effective income tax rate for the first half of 1997 is 37.5% as compared to the 1996 first half effective rate of 53.6%. The effective income tax rate of 37.5% for the first six months of 1997 is reflective of the Company's estimated income tax rate for the year. The 1996 rate includes $0.8 million to establish deferred taxes on the assets of the former partnership at the January 2, 1996 merger and after removing that amount, the 1996 effective rate was 39.3%. Net income of $0.2 million represents a $2.4 million decrease from the 1996 first half net income. Earnings per share of $0.02 is a $0.29 decrease from the first half of 1996 earnings per share of $0.31.

Liquidity and Capital Resources

    The Company's primary use of cash includes funding working capital requirements, making payments on debt and other obligations, investing in capital additions, acquisitions and improvements, providing a return to its owners through dividends and funding repurchases of its common shares. The Company believes that cash from operations and available financing sources will be sufficient to meet anticipated cash requirements.

    In the first six months of 1997, the Company's operations used $22 million. Working capital decreased $4.4 million in this same time period. The Company had $16 million in cash and cash equivalents at June 30, 1997 and has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable of $250 million, of which $20 million was borrowed at June 30, 1997. The nature of the Company's commodities businesses requires it to maintain these credit lines to finance working capital requirements that can fluctuate greatly due to seasonal inventory levels and market volatility. Typically the Company's highest borrowings occur in the spring due to high inventory levels in the wholesale fertilizer and retail businesses, credit sales in the wholesale fertilizer and lawn fertilizer businesses and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

    A quarterly cash dividend of $0.03 per common share was paid in the each of the first two quarters of 1997. A cash dividend of $0.03 per common share was declared for shareholders of record on July 1, 1997 and was paid on July 21, 1997. No cash dividends were paid in 1996, but the final payment of $64 thousand to former partners electing not to participate in the merger and for fractional shares, was paid in the first quarter of 1996. The Company made income tax payments of $2.6 million in the first half of 1997 and expects to make payments totaling approximately $2.4 million for the remainder of 1997. Also in the first half of 1997, the Company has purchased 228 thousand shares of its common stock for the treasury and reissued 49 thousand shares to its employees as part of the Employee Share Purchase Plan.

    The Company has spent $7.6 million to date on capital additions and improvements. Total capital expenditures for 1997 are expected to approximate $16 million. They include $4 million for renovations to retail stores, $4.5 million for plant upgrades, expansion and the purchase of the assets of Blondes Farm Supply, Inc., located in Litchfield and North Adams, Michigan, a retail farm center business that the Company has leased for several years in the agriculture group and $ 1 million for plant improvements and expansion in the processing and manufacturing group. Funding for these expenditures is expected to come from cash generated from operations or additional long-term debt. Capital expenditures can be curtailed if cash generated from operations is less than expected.

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

Forward Looking Statements

    The preceding Management's Discussion and Analysis contain various "forward-looking statements" that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated; weather, supply and demand of commodities including grains, fertilizer and other basic raw materials, market prices for grains and the potential for increased margin requirements, regulatory agency review of grain contracts and related contract default litigation, competition, economic conditions and competition in its retail stores' markets, interest rates and income taxes.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company, like others in the agriculture industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some grain producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced in 1996 and in come cases, crop shortages due to poor weather in some of the primary growing areas served by the Company. The Company currently is engaged in litigation and/or arbitration with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant. The Company currently has several arbitration cases before the National Grain and Feed Association. The company has also received several favorable rulings in the arbitration proceedings. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and arbitration will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of The Andersons, Inc. was held on May 22, 1996 to elect ten directors, to ratify the appointment of the Company's independent public accountants and to approve an amendment to the Long-Term Performance Compensation Plan. Results of the voting follow:

Director                   For        Against    Withheld     Not Voted

Donald E. Anderson      7,592,884        0         3,405       720,703
Michael J. Anderson     7,592,884        0         3,405       720,703
Richard M. Anderson     7,592,884        0         3,405       720,703
Richard P. Anderson     7,592,884        0         3,405       720,703
Thomas H. Anderson      7,592,884        0         3,405       720,703
John F. Barrett         7,592,522        0         3,767       720,703
Paul M. Kraus           7,592,884        0         3,405       720,703
Donald M. Mennel        7,592,884        0         3,405       720,703
David L. Nichols        7,592,884        0         3,405       720,703
Dr. Sidney A. Ribeau    7,592,684        0         3,605       720,703
Charles A. Sullivan     7,592,884        0         3,405       720,703

Long-Term Performance
  Compensation Plan     4,885,150     144,830    121,963     3,165,049

Independent Accountant  7,499,209       1,025     96,055       720,703


Item 6.  Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ANDERSONS, INC.
                                 (Registrant)

Date:  August 13, 1997           By /s/Richard P. Anderson
                                 Richard P. Anderson
                                 Chairman of the Board and Chief
                                    Executive Officer

Date:  August 13, 1997           By /s/Richard R. George
                                 Richard R. George
                                 Vice President and Controller
                                    (Principal Accounting Officer)