Form 10-Q
period 1997-09-30
ANDERSONS INC
filed 1997-11-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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
     (State of incorporation                       (I.R.S. Employer
       Identification No.)                         or organization)

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

                                 Yes  X   No __

The registrant had 7,939,492 Common shares outstanding, no par value, at November 1, 1997.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                     Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)
       Condensed Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996                                           3

       Condensed Consolidated Statements of Operations -
         Three months and nine months ended September 30, 1997
           and 1996                                                      6

       Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1997 and 1996                   7

       Notes to Condensed Consolidated Financial Statements              8

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                         13

     Item 6.  Exhibits and Reports on Form 8-K                          14

     Signatures                                                         14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)

                                              September 30    December 31
                                                  1997            1996
Current assets:
 Cash and cash equivalents                     $    3,946       $ 27,524
 Accounts and notes receivable:
   Trade receivables - net                         58,577         73,694
   Margin deposits                                    327            327
                                               -------------------------
                                                   58,904         74,021
 Inventories:
   Grain                                           61,586         70,762
   Agricultural fertilizer and supplies            27,726         21,897
   Merchandise                                     33,117         29,527
   Lawn and corn cob products                      11,869         17,633
   Other                                           10,067         10,478
                                               -------------------------
                                                  144,365        150,297
 Deferred income taxes                              1,547          1,864
 Prepaid expenses                                   2,441          3,929
                                               -------------------------
Total current assets                              211,203        257,635

Other assets:
 Notes receivable (net) and other assets            6,587          5,951
 Investments in and advances to affiliates          1,111          1,340
                                                ------------------------
                                                    7,698          7,291
Property, plant and equipment:
 Land                                              11,292         11,261
 Land improvements and leasehold improvements      25,196         24,431
 Buildings and storage facilities                  84,361         80,669
 Machinery and equipment                          102,957         99,871
 Construction in progress                           1,503          1,795
                                               -------------------------
                                                  225,309        218,027
 Less allowances for depreciation and
    amortization                                  140,948        136,362
                                               -------------------------
                                                   84,361         81,665
                                               -------------------------
                                               $  303,262     $  346,591
                                               =========================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                              September 30    December 31
                                                  1997           1996
Current liabilities:
 Notes payable                               $   49,700         $       -
 Accounts payable for grain                      35,072            96,932
 Other accounts payable                          59,388            75,713
 Accrued expenses                                 8,740            16,981
 Current maturities of long-term debt             7,384             6,360
                                             ----------------------------
Total current liabilities                       160,284           195,986

Pension and postretirement benefits               2,878             2,804
Long-term debt:
 Note payable, 7.8%, payable $398 thousand
   quarterly, due 2004                           13,702            14,250
 Note payable under revolving credit line,
   variable rate (6.2% at September 30, 1997)    20,000            16,300
 Notes payable, variable rate (6.7% at
   September 30, 1997), payable $336
   quarterly beginning October 1997, due 2004     9,418             9,418
 Other notes payable                                968             1,036
 Industrial development revenue bonds:
   6.5%, sinking fund $900 thousand to $1
     million payable annually, due 1999           2,900             2,900
   Variable rate (5.7% at September 30, 1997),
     payable $882 thousand annually through 2004  5,470             6,351
   Variable rate (4.6% at September 30, 1997),
     due 2025                                     3,100             3,100
 Debenture bonds, 6.5% to 10%, due 1997
     through 2007                                18,064            21,030
 Other bonds, 4% to 10%                             485               543
                                               --------------------------
                                                 74,107            74,928
Less current maturities of long-term debt         7,384             6,360
                                               --------------------------
                                                 66,723            68,568
Deferred income taxes                             5,243             5,371
Minority interest                                   614               613

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                              September 30    December 31
                                                  1997           1996
Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 8,430
   shares issued)                                      84              84
 Additional paid-in capital                        66,659          66,659
 Retained earnings                                  5,007           7,106
 Treasury stock (471 and 70 shares at 9/30/97 and
   12/31/96, respectively; at cost)                (4,230)           (600)
                                                -------------------------
                                                   67,520          73,249
                                                -------------------------
                                                 $303,262        $346,591
                                                =========================

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months          Nine Months
                                    Ended September 30    Ended September 30
                                      1997      1996        1997       1996
Grain sales and revenues          $  80,133  $ 135,328   $ 272,662  $ 490,386
Fertilizer, retail and other sales   79,778     91,261     322,507    336,742
Other income                          2,018      1,062       3,715      2,465
                                  -------------------------------------------
                                    161,929    227,651     598,884    829,593

Cost of grain sales                  72,083    127,996     255,948    463,527
Cost of fertilizer, retail and
  other sales                        59,049     68,546     241,939    253,245
                                  -------------------------------------------
                                    131,132    196,542     497,887    716,772
                                  -------------------------------------------
     GROSS PROFIT                    30,797     31,109     100,997    112,821

Operating, administrative and
     general expenses                31,337     31,526      96,842     98,372
Interest expense                      1,905      2,592       6,318     11,754
                                  -------------------------------------------
                                     33,242     34,118     103,160    110,126
                                  -------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES    (2,445)    (3,009)     (2,163)     2,695

Income tax expense (credit) (Note B)   (916)    (1,203)       (811)     1,851
                                  -------------------------------------------
NET INCOME (LOSS)                 $  (1,529)  $ (1,806)  $  (1,352)  $    844
                                  ===========================================

Per common share:

   Earnings (loss) (Note B)       $  (0.19)   $  (0.21)  $  (0.16)   $   0.10
                                  ===========================================

   Dividends paid                 $  (0.03)   $     --   $  (0.09)   $     --
                                  ===========================================

Weighted average common shares
     outstanding                     8,124       8,430      8,232       8,430
                                  ===========================================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                      Nine Months Ended
                                                        September 30
                                                        1997        1996
Operating activities
Net income (loss)                                   $   (1,352)   $    844
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                         7,485       7,311
   Provision for losses on accounts and notes
     receivable                                          1,067       3,369
   Deferred income tax                                     190      (1,410)
   Other                                                  (617)       (400)
   Changes in operating assets and liabilities:
     Trade receivables                                  14,049       15,544
     Inventories                                         5,932      138,988
     Prepaid expenses and other assets                     653        1,609
     Accounts payable for grain                        (61,859)     (64,294)
     Other accounts payable and accrued expenses       (24,491)     (27,578)
                                                    ------------------------
Net cash  provided by (used in) operating activities   (58,943)      73,983

Investing activities
Purchases of property, plant and equipment             (10,084)      (7,587)
Proceeds from sale of property, plant and equipment        948          514
                                                    ------------------------
Net cash used in investing activities                   (9,136)      (7,073)

Financing activities
Net increase (decrease) in short-term borrowings        49,700      (61,612)
Proceeds from issuance of long-term debt               149,182       80,222
Payments of long-term debt                            (150,004)     (86,275)
Purchase of common stock for the treasury               (4,053)           -
Proceeds from sale of treasury stock to employees
  participating in Employee Share Purchase Plan            423            -
Dividends paid                                            (747)           -
Payments to dissenting partners and for fractional
  shares in merger transaction                               -          (64)
                                                    ------------------------
Net cash provided by (used in) financing activities     44,501      (67,729)

Decrease in cash and cash equivalents                  (23,578)        (819)
Cash and cash equivalents at beginning of period        27,524        5,052
                                                    ------------------------
Cash and cash equivalents at end of period          $    3,946   $    4,233
                                                    ========================
Noncash financing activity
Exchange of employee bonds for common shares                     $     (275)
Exchange of fixed assets for investment in LLC                   $      513

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited Condensed Consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and notes thereto included in The Andersons, Inc. annual report on Form 10-K for the year ended December 31, 1996.

Note B - Prior to 1996, the majority of the Company's operations were conducted as a partnership and the income from those operations was included in the individual tax returns of its partners. Since January 2, 1996, the date that The Andersons (the "Partnership") merged into its corporate general partner, income from operations is taxed at the corporate level. In conjunction with the merger, the Company recorded the deferred tax assets and liabilities of the partnership that had not previously been recognized. The net excess of deferred tax liabilities over deferred tax assets ($812 thousand) was recorded in the first quarter of 1996 and included as a component of income tax expense.

Note C - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This standard will have no impact on the Company's presentation of earnings per share.

         In addition, the FASB has issued Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. The impact that this statement will have on the Company has not been fully determined. The new rules are effective for periods beginning after December 15, 1997.

Note D - Significant Accounting Policy - Commodity and Interest Rate Contracts.
      For the purpose of hedging its market price risk exposure on grain owned and related forward grain purchase and sale contracts, the Company holds commodity contracts in the form of futures and options contracts for corn, soybeans and wheat. The Company accounts for all commodity contracts and the underlying grain inventories and forward grain contracts using a daily mark to the market method. Company policy limits the Company's unhedged grain position.

      Grain inventories in the Company's balance sheet are comprised of the current market value of these commodity contracts and the current market value of grain inventory and forward grain contracts. Gains and losses in the value of commodity contracts (whether due to changes in commodity prices or due to sale, maturity, or extinguishment of the commodity contract) and grain inventories and related forward grain contracts are included in Grain Sales and Merchandising Revenues in the statement of operations.

      The Company also periodically enters into interest rate contracts to manage interest rate risk. Income or expense associated with these interest rate contracts is recognized on the accrual basis over the life of the agreement as a component of interest expense, except in the case of interest rate caps where the cost of the contract is included in expense at the time of purchase. The fair market value of interest rate contracts is not recognized in the balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Operations

Results of Operations

Comparison of the three months ended September 30, 1997 with the three months ended September 30, 1996:

      Sales and revenues for the three months ended September 30, totaled $162 million, a decrease of $66 million or 28.9% from the 1996 third quarter sales and revenues of $228 million. The Agriculture Group had a total decrease in sales and revenues of $63 million, with a $55 million decrease in grain sales and revenue. This decrease is due to a 14% decrease in bushels shipped and a 34% decrease in the average price of a bushel sold. The grain business began 1997 with less grain available for sale than in prior years because of a poor 1996 fall harvest in certain of the primary growing areas served by the Company. A good 1997 wheat crop in the Company's primary growing area and expectations for much improved corn and soybean crops in those same areas (as compared to the prior two harvests) should provide the Company significant bushels to handle in the fourth quarter of 1997. Wholesale fertilizer also had decreased sales and revenues of $6.1 million, or 23%, due primarily to a 22% decrease in volume. The retail farm centers experienced sales and revenue decreases of $1.8 million or 35.5%.

      The Retail Group experienced a 5.5% decrease in sales. All stores have been impacted by competition in their respective markets. The original store, located in Maumee, Ohio is undergoing a major renovation which may also have impacted sales.

       The Processing & Manufacturing Group had a $1.3 million or 7% decrease in sales. The processing business (lawn fertilizer and industrial products) had the largest sales decrease of $4.8 million or 39%. Of this decrease, $2.3 million represented combined 1996 sales and revenues of the Sorbents business that was sold in the fourth quarter of 1996 and four lawn fertilizer retail businesses that are no longer being operated by the Company. The remainder of the decrease resulted from lower volume in both businesses. The manufacturing division had a $3.1 million or 100% sales increase.

     Gross profit for the three months ended September 30, 1997 totaled $30.8 million, a decrease of $0.3 million or 1% from the 1996 third quarter gross profit of $31.1 million. The Agriculture Group contributed a gross profit increase of 2%, with the grain division up 9.8%, wholesale fertilizer up 1% and retail farm centers down 39%. Gross profit on sales in the Retail Group was down $0.9 million or 7.6%. The Processing and Manufacturing Group also experienced a decrease of $0.6 million or 8.6%. The processing division posted a $1.2 million or 28% decrease, the manufacturing division gross profit was up $0.3 million or 28% and the ventures division gross profit was up $0.3 million or 18%. However, when excluding the 1996 gross profit related to the businesses no longer operated (as described previously), the Processing and Manufacturing Group showed an increase of less than $0.1 million or 1%.

     Operating, administrative and general expenses for the third quarter of 1997 totaled $31.3 million, a decrease of $0.2 million or 0.6% from the third quarter of 1996. The decrease relates primarily to 1996 expenses of the businesses not in operation in 1997.

     Interest expense for the third quarter of 1997 was $1.9 million, a $0.7 million decrease from the third quarter of 1996. This interest expense decrease was due to a $36 million or 52% decrease in average short-term borrowings from the third quarter of 1996. Short-term borrowings are used to fund working capital needs. A $20 million or 30% reduction in average grain inventory for the same period, resulting from lower bushel volume and market prices, was the primary cause of the reduction in borrowings.

 The loss before income tax credit of $2.4 million, is $0.6 million or 19% better than the loss in the third quarter of 1996. The effective income tax rate for the third quarter of 1997 is 37.5% as compared to the 1996 third quarter effective rate of 40%. The net loss of $1.5 million represents improved results from the $1.8 million net loss in the 1996 third quarter. Loss per share of $0.19 compares favorably to the $0.21 loss per share in the third quarter of 1996.

Comparison of the nine months ended September 30, 1997 with the nine months ended September 30, 1996:

     Sales and revenues for the nine months ended September 30, 1997 totaled $599 million, a decrease of $231 million or 27.8% from the 1996 first nine months sales and revenue of $830 million. The Agriculture Group had a total decrease of $226 million, with most of it due to decreased grain sales and revenue. The significant decrease in grain sales and revenues is due to a 25% decrease in bushels shipped and a 25% decrease in the average price of a bushel sold. Merchandising revenues were lower than the first nine months of 1996 by $3.5 million or 30%. The grain business began 1997 with less grain available for sale than in prior years because of a poor 1996 fall harvest in certain of the primary growing areas served by the Company. A good 1997 wheat crop in the Company's primary growing area and expectations for much improved corn and soybean crops in those same areas (as compared to the prior two harvests) should provide the Company significant bushels to handle in the fourth quarter of 1997. Wholesale fertilizer had a sales and revenues decrease of $8.8 million, or 8.8%, which was due primarily to a 8% decrease in volume, while the retail farm center business experienced a sales increase of $1.2 million or 5%.

     The Retail Group experienced a 2% decrease in sales from the first nine months of 1996. All stores have been impacted by competition in their respective markets. The original store, located in Maumee, Ohio is undergoing a major renovation which may also have impacted sales.

     The Processing & Manufacturing Group had a $3.8 million or 4% decrease in sales. The processing business (lawn fertilizer and industrial products) had the largest sales decrease of $11.3 million or 18%. Of this decrease, $7.4 million represents 1996 sales and revenues of businesses that the Company is no longer operating. The remainder of the decrease results primarily from lower volume. The manufacturing division had a $7.2 million or 60% increase in sales for the first nine months of the year due to several railcar sales in the period.

     Gross profit for the nine months ended September 30, 1997 totaled $101 million, a decrease of $11.8 million or 10% from the 1996 first nine months gross profit of $112.8 million. The Agriculture Group's gross profit decreased $10.7 million, with the grain division showing a decrease of $10.1 million, wholesale fertilizer division a decrease of $1.4 million and retail farm centers an increase of $0.8 million. Gross profit on sales in the Retail Group was down $1.4 million or 4%. The Processing and Manufacturing Group had a $0.9 million decrease in gross profit with the processing division posting a $3 million or 14% decrease, the manufacturing division gross profit up $1.3 million or 34% and the ventures division up $0.8 million or 17%.
However, when excluding the 1996 gross profit related to businesses that the Company is no longer operating, the Processing and Manufacturing Group showed an increase of $1.3 million or 5%.

     Operating, administrative and general expenses for the first nine months of 1997 totaled $96.8 million, a decrease of $1.5 million or 2% from the first nine months of 1996. The decrease relates primarily to 1996 expenses of the businesses not in operation in 1997.

     Interest expense for the first nine months of 1997 was $6.3 million, a $5.4 million decrease from the first nine months of 1996. This interest expense decrease was due to an $86 million or 66% decrease in average short-term borrowings from the first nine months of 1996. Short-term borrowings are used to fund working capital needs. A $75 million or 55% decrease in average grain inventory for the same period resulting from lower bushel volume and market prices caused the reduction in borrowings.

     The loss before income tax credit was $2.2 million a $4.9 million decrease from the first nine months income of 1996. The effective income tax rate for the first nine months of 1997 is 37.5% as compared to the 1996 first nine months effective rate of 68.7%. The effective income tax rate of 37.5% for the first nine months of 1997 is reflective of the Company's estimated income tax rate for the year. The 1996 rate includes $0.8 million to establish deferred taxes on the assets of the former partnership at the January 2, 1996 merger and after removing that amount, the 1996 effective rate was 38.6%. Net loss of $1.4 million represents a $2.2 million decrease from the 1996 first nine months net income. The loss per share of $0.16 is a $0.26 decrease from the first nine months of 1996 earnings per share of $0.10.

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

 In the first nine months of 1997, the Company's operations used $59 million. Working capital decreased $10.7 million in this same time period. The Company had $4 million in cash and cash equivalents at September 30, 1997 and has short-term lines of credit of $250 million available to finance working capital, primarily inventories and accounts receivable. At September 30, 1997 $49.7 million was borrowed on the available lines. The nature of the Company's commodity businesses requires it to maintain these credit lines to finance cash requirements that can fluctuate greatly due to seasonal inventory levels and market volatility. Typically the Company's highest borrowings occur in the spring due to high inventory levels in the wholesale fertilizer and retail businesses, credit sales in the wholesale fertilizer and lawn fertilizer businesses and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

     A quarterly cash dividend of $0.03 per common share was paid in each of the first three quarters of 1997. A cash dividend of $0.03 per common share was declared for shareholders of record on October 1, 1997 and was paid on October 21, 1997. No cash dividends were paid in 1996, but the final payment of $64 thousand to former partners electing not to participate in the merger and for fractional shares, was paid in the first quarter of 1996. The Company made income tax payments of $4 million in the first nine months of 1997 and expects to make no additional payments in 1997. Also in the first half of 1997, the Company has purchased 450 thousand shares of its common stock for the treasury and reissued 49 thousand shares to its employees as part of the Employee Share Purchase Plan.

     The Company has spent $10.1 million to date on capital additions and improvements. Total capital expenditures for 1997 are expected to approximate $16 million. They include $4 million for renovations to retail stores and $4.5 million for plant upgrades, expansion and the purchase of the assets of Blondes Farm Supply, Inc., located in Litchfield and North Adams, Michigan. Blondes Farm Supply, Inc. is a retail farm center business that the Company's agriculture group has leased for several years . In addition, the Company plans approximately $1 million for plant improvements and expansion in the processing and manufacturing group. Funding for these expenditures is expected to come from cash generated from operations or additional long-term debt. Capital expenditures can be curtailed if cash generated from operations is less than expected.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company, like others in the agriculture industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some grain producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced in 1996 and in come cases, crop shortages due to poor weather in some of the primary growing areas served by the Company. The Company is currently engaged in litigation and/or arbitration with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant. The Company currently has several arbitration cases before the National Grain and Feed Association. The Company also has received several favorable rulings in the arbitration proceedings, including a recent favorable ruling in the Harter arbitration. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and arbitration will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved.

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

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE ANDERSONS, INC.
                                       (Registrant)

Date:  November 12, 1997               By /s/Richard P. Anderson
                                       Richard P. Anderson
                                       Chairman of the Board and Chief
                                             Executive Officer

Date:  November 12, 1997               By /s/Richard R. George
                                       Richard R. George
                                       Vice President and Controller (Principal
                                             Accounting Officer)