Form 10-K405
period 1996-12-31
ANDERSONS INC
filed 1998-03-27
CIK 821026

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $58,189,660 on February 27, 1998, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market

     The registrant had 7,986,065 Common shares outstanding, no par value, at February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1997 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 1998, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about April 15, 1998.

                                     PART I
Item 1.  Business

(a)  General Development of Business

    The Andersons, Inc. is a diversified company operating in three segments. The Agriculture Group engages in grain merchandising, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, distributes wholesale agricultural fertilizer and operates retail farm centers. The Processing and Manufacturing Group includes the processing of lawn and corn-cob based products; the purchase, sale, repair and leasing of railcars; and the operation of automotive service centers. The Retail Group operates six retail stores in Ohio.

    Prior to January 2, 1996 the Company was structured as two entities; The Andersons Management Corp. (the "Corporation") and The Andersons (the "Partnership"). The Corporation was the sole general partner of the Partnership and provided all management services to the Partnership. The Partnership was the successor to other Ohio limited partnerships which operated as "The Andersons" continuously since 1947. On January 2, 1996, the Partnership merged with and into the Corporation. The Corporation survived and changed its name to The Andersons, Inc. See Note 1 to the consolidated financial statements for further discussion about the merger.

(b)  Financial Information About Industry Segments

     See Note 13 to the consolidated financial statements for information regarding business segments.

(c)  Narrative Description of Business

Agriculture Group

     The Agriculture Group operates grain elevators, wholesale fertilizer terminals, and retail farm centers.

     The Company's grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company's total grain storage capacity was approximately 69 million bushels at December 31, 1997.

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

     During 1997, approximately 71% of the grain sold by the Company was purchased domestically by grain processors and feeders, and approximately
29% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat.
Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Port of Toledo elevator. Grain sales are effected on a negotiated basis by the Company's merchandising staff.

   The Company's grain business may be adversely affected by the grain supply (both crop quality and quantity) in its principal growing area, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See "Government Regulation". The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Company.

     Fixed price purchases and sales of cash grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sales transactions and inventory through the use of futures and option contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

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

     Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain are generally made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open inventory ownership positions as well as open futures and option positions, are marked-to-the-market. Gains/losses in the value of the Company's owned inventory positions due to changing market prices are netted with and generally offset by losses/gains in the value of the Company's futures positions.

     When a futures contract is entered, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction which is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant increases in market prices, such as occur when weather conditions are unfavorable for extended periods, can have an effect on the Company's liquidity and require it to maintain appropriate short-term lines of credit. The Company may utilize CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

     The Grain division relies on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to its facilities throughout the year. Bushels contracted for future delivery at February 28, 1998 approximated 22 million, all of which was to be delivered in the 1997 and 1998 crop years. The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. Provision is made under the Grain Trade Rules of the National Grain and Feed Association ("NGFA") for resolution of contract defaults (non-delivery of grain) and for arbitration of contract disputes. The Company's standard purchase and sales contracts include arbitration clauses, and the Company is currently arbitrating several cases before the NGFA.

     The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives which operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company's competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

     The Company announced on March 25, 1998, a signed letter of intent to lease the two grain handling facilities owned by Cargill, Inc. in Maumee and Toledo, Ohio. This letter of intent also includes a marketing agreement giving Cargill marketing rights to grain in the two Cargill-owned facilities as well as the Andersons' facilities also located in Maumee and Toledo, Ohio. The Company expects the agreement to be finalized by June 1, 1998.

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

     The Company's aggregate owned storage capacity for dry fertilizer was 11.5 million cubic feet at December 31, 1997. The Company reserves 5 million cubic feet of this space for various fertilizer manufacturers and customers. The Company's aggregate storage capacity for liquid fertilizer at December 31, 1997 was 27.5 million gallons and 8.5 million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and, generally, are for an initial term of one year and are renewable at the end of each term. Included in this aggregate storage capacity is the newly constructed Lordstown, Ohio distribution plant expected to open on April 1, 1998. In addition, the Company leases 1.1 million cubic feet and 4.4 million gallons of dry and liquid fertilizer capacity, respectively, under arrangements with various fertilizer dealers and warehouses.

     The Company operates nine retail farm centers located throughout Michigan, Indiana and Ohio. These centers, located within the same regions as the Company's grain and wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer to farms and golf courses, and chemicals, seeds and supplies to the farmer, many of which are also customers of the Company's grain division. The Company has signed letters of intent to acquire or lease four additional retail farm centers in Northwest Ohio.

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

     The processing division produces and markets granular lawn fertilizer and related products to retailers and professional lawn care companies and produces and distributes corn cob based products to the chemical carrier, pet and industrial markets. Retail lawn products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. During the off-season, ice melter products are distributed to many of the same retailers. Professional lawn products are sold both direct and through distributors to lawn service applicators and to golf courses. Principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company's wholesale fertilizer division. The lawn products industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

     The Company is one of the largest producers of processed corncob products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are the Company's grain operations and seed corn producers.

     The Company's manufacturing division buys, sells, leases, rebuilds and repairs various types of railcars. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. Competition for railcar marketing and fleet maintenance services are based primarily on service and access to third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

     The Company's ventures division includes the joint venture operation of eight Tireman auto service centers and a lawn and garden power equipment sales and service shop.

Retail Group

     The Company's Retail Group consists of six stores operated under the trade name "The Andersons", which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is that of a complete store for the homeowner and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn & garden products, The Andersons stores offer housewares, automotive, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays. Remodeling of several of the stores, as well as a reset of the product offering, was completed in 1997.

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

Research and Development

     The Company's research and development program is mainly concerned with the development of improved products and processes, primarily for the processing division of the Processing and Manufacturing Group. The Company expended approximately $350,000, $320,000, and $370,000 on research and development during 1997, 1996 and 1995, respectively.
Employees
     At December 31, 1997, the Company had 1,116 full-time and 1,846 part time or seasonal employees. The Company believes its relations with its employees are good.
Government Regulation
     Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture ("USDA").
     The production levels, markets and prices of the grains which the Company merchandises are materially affected by United States government programs, including acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company's grain sales are to exporters, the imposition of such restrictions could have an adverse effect upon the Company's operations.
     The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials.
The provisions of these various regulations could require modifications of certain of the Company's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. Of the Company's capital expenditures, approximately $945,000, $720,000 and $740,000 in 1997, 1996 and 1995, respectively, were made in order to comply with these regulations.

Item 2.  Properties

     The Company's principal agriculture, retail and other properties are described below. Except as otherwise indicated, all properties are owned by the Company.

Agriculture Facilities

 Location                              Wholesale
                                       Fertilizer
                            Grain     Dry Storage      Liquid
                           Storage                    Storage
                          (bushels)   (cubic feet)   (gallons)
 Maumee, OH               17,270,000     4,500,000   2,646,000
 Toledo, OH River (4)      7,745,000     1,800,000   2,800,000
 Metamora, OH              6,860,000           ---         ---
 Lyons, OH (3)               380,000        47,000     160,000
 Toledo, OH (1)            1,000,000           ---         ---
 Lordstown, OH                   ---       173,000         ---
 Champaign, IL            13,500,000       833,000         ---
 Delphi, IN                6,700,000       923,000         ---
 Clymers, IN (2)           4,450,000           ---   2,156,000
 Clymers, IN (3)                 ---        37,000     480,000
 Dunkirk, IN               5,900,000       833,000         ---
 Poneto, IN                  620,000           ---   6,298,000
 North Manchester, IN (3)        ---        23,000      90,000
 Logansport, IN                  ---        33,000   2,231,000
 Walton, IN (3)                  ---       375,000   5,962,000
 Albion, MI (3)            2,270,000        23,000      40,000
 White Pigeon, MI          2,060,000           ---         ---
 Webberville, MI                 ---     1,747,000   3,916,000
 Litchfield, MI (3)              ---        40,000     252,000
 North Adams, MI(3)              ---        20,000     230,000
 Union City, MI (3)              ---        20,000      49,500
 Munson, MI (3)                   --        33,000     150,000
                          68,756,000    11,470,000  27,460,500

(1)  Facility leased.
(2)  Facility also stores soybean oil with a capacity of 61,000,000 pounds.
(3)  Facility is or includes a retail farm center.
(4)  Includes leased storage with a 740,000 bushel capacity

   The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first termporary storage. The Company also owns grain inspection buildings and dryers, a corn sheller plant, maintenance buildings and truck scales and dumps.

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

     (1) Leased

       The leases for the two stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent lease payments based on achieved sales volume. Neither store achieved a sales level triggering contingent lease payments in 1997, 1996 or 1995.

Other Properties

     The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio and a lawn fertilizer production facility in Bowling Green, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.

     In its railcar business, the Company owns, leases or controls approximately 2,800 railcars (primarily covered hopper cars) with lease terms ranging from one to ten years and future minimum lease payments aggregating $26 million with future minimum sublease income of approximately $24 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

     In its ventures business, the Company owns a service and sales facility for outdoor power equipment. Additionally, the Company participates in a joint venture which owns or leases eight auto service centers and leases a warehouse.

     The Company's administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 958 acres of land on which various of the above properties and facilities are located; approximately 413 acres of farmland and land held for future use; approximately 5 acres of improved land in an office/industrial park held for sale; and certain other real estate.

     Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $33 million at December 31, 1997. Additions to property for the years ended December 31, 1997, 1996 and 1995 amounted to $15 million, $10 million, and $16 million, respectively. See Note 10 to the Company's consolidated financial statements for information as to the Company's leases.

     The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

     The Company, like others in the agriculture industry, utilizes different types of contracts with producers (including contracts commonly referred to as "Hedged To-Arrive" or "HTA" contracts) to purchase grain. Some grain producers have defaulted or threatened default on certain of these contracts, arguing that their contracts are unenforceable. The Company believes that this is due, in large part, to unprecedented high grain prices experienced in 1996. The Company currently is engaged in litigation and/or arbitration with several defaulting producers, including one purported class action filed on May 16, 1996 in the United States District Court for the Northern District of Illinois, Eastern Division, Case no. 96C2936, Harter, et. al., v. Iowa Grain Company and The Andersons Investment Services Corp., d.b.a. The Andersons, Inc., wherein enforceability of the delivery obligation under certain grain contracts has been raised as an issue. The Harter lawsuit seeks declaratory and injunctive relief and compensatory, exemplary and punitive damages of an unspecified amount. The Court, in Harter, ordered arbitration by the National Grain and Feed Association and dismissed Iowa Grain Company as a defendant.
The Company currently has several arbitration cases before the National Grain and Feed Association. The Company also has received several favorable rulings in the arbitration proceedings, including a favorable ruling in the Harter arbitration. The Company believes its grain contracts are enforceable obligations and intends to enforce them. Although no assurance can be given that the current litigation and arbitration will not result in liability or loss, the Company continues to believe that it has valid claims and defenses in the lawsuits and proceedings in which it is involved. Because of the favorable rulings received, this is the last time that the Company will be reporting on the Harter case.

     Pursuant to subpoenas duces tecum served by the Commodities Futures Trading Commission (the "CFTC"), the Company has produced certain records, including names and phone numbers of certain customers and the depositions of certain employees and former employees have been taken in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts."

   In light of the Company's current and prior use of Hedged To-Arrive contracts, related industry-wide litigation, and current conditions in the industry as a whole, there can be no assurance that other litigation will not be brought or that other CFTC proceedings will not be instituted. There currently is no reasonable basis to predict the amount of future liability or loss, if any, that may arise from such litigation or CFTC proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 4A.  Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1998.

   Name                  Position                              Age      Year
                                                                      Assumed
Christopher      President, Processing and Manufacturing Group  43      1996
J. Anderson      Vice President, Business Development Group             1992
                 General Manager, Ventures & New Business
                    Development                                         1990

Daniel T.        President, Retail Group                        42      1996
Anderson         Director of Marketing and Merchandising,
                    Retail Group                                        1996
                 General Merchandise Manager, Retail Group              1991

Michael J.      President and Chief Operating Officer           46      1996
Anderson        Vice President and General Manager,
                   Retail Group                                         1994
                Vice President and General Manager, Grain Group         1990

Richard P.     Chairman of the Board and Chief Executive        68
Anderson           Officer                                              1996
               President and Chief Executive Officer                    1987

Joseph L.      President, Agriculture Group                     47      1996
Braker         Vice President and General Manager, Agriculture
                  Group                                                 1994
               Vice President and General Manager, Agricultural
                  Products Group                                        1990

Joseph C.      Vice President, Human Resource Development       49      1996
Christen       Director of Human Resource Development                   1988

Dale W.        Vice President - Corporate Services              53      1992
Fallat         Senior Vice President, Corporate Services                1990

Philip C.      Vice President, Corporate Planning               56      1996
Fox            Director of Company Planning                             1988

Charles E.     Vice President, Personnel                        56      1996
Gallagher      Director of Personnel                                    1988

Richard R.     Vice President and Controller                    48      1996
George         Corporate Controller                                     1988

Beverly J.     Vice President, General Counsel and Secretary    56      1996
McBride        General Counsel and Corporate Secretary                  1987

Gary L.        Vice President, Finance and Treasurer            52      1996
Smith          Corporate Treasurer                                      1988

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

     The information under the caption Market for Common Stock on page 7 and Shareholders on the inside back cover of The Andersons, Inc. 1997 Annual Report to Shareholders is incorporated herein by reference. No dividends were paid in 1996. The Company paid quarterly dividends of three cents per common share in 1997. The Company declared quarterly dividends of four cents per common share to be paid January 21, 1998 and April 21, 1998 to shareholders of record on January 2, 1998 and April 1, 1998.

Item 6.  Selected Financial Data

     The information under the caption Selected Financial Data on page 7 of The Andersons, Inc. 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption Management's Discussion and Analysis appearing on pages 13 through 15 of The Andersons, Inc. 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information under the caption Selected Quarterly Financial Data on page 7 of The Andersons, Inc. 1997 Annual Report to Shareholders, as well as
the following consolidated financial statements of The Andersons, Inc.   set
forth on pages 9 through 12 and 16 through 28 of The Andersons, Inc. 1997 Annual Report to Shareholders are incorporated herein by reference:

      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated Statements of Cash Flows for the years ended December
        31, 1997, 1996 and 1995

      Consolidated Statements of Changes in Owners' Equity for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

    Following is the Report of Independent Auditors on the Consolidated Financial Statements and schedule:

                         Report of Independent Auditors


Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and changes in owners' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ERNST & YOUNG LLP



Toledo, Ohio
January 26, 1998


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Item 4A included in Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 14, 1998 (the "Proxy Statement"), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act
Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

Item 11.  Executive Compensation

      The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption "Security Ownership" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     None

                                 PART IV

Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a)  (1)    The  consolidated financial statements of the Company,  as  set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 1997 Annual Report to Shareholders.

     (2) The following consolidated financial statement schedule is included in Item 14(d):
                                                                       Page
        II. Consolidated Valuation and Qualifying Accounts - years
            ended December 31, 1997, 1996 and 1995                      14

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

    10.1 Management Performance Program. *(Incorporated by reference to Exhibit 10(a) to the Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

    10.2 The Andersons, Inc. Long-Term Performance Compensation Plan
         * (Incorporated by reference to Appendix B to Registration Statement No. 33-58963).

    10.3 The Andersons, Inc. Employee Share Purchase Plan *(Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

      13 The Andersons, Inc. 1997 Annual Report to Shareholders

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

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 27th day of March, 1998.

                              THE ANDERSONS, INC. (Registrant)
                              By  /s/Richard P. Anderson
                                   Richard P. Anderson
                                   Chairman of the Board and Chief Executive
                                   Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 27th day of March, 1998.

Signature               Title                            Date

                        Chairman of the Board
/s/Richard P. Anderson  Chief Executive Officer
Richard P. Anderson     (Principal Executive Officer)    March 27, 1998

/s/Richard R. George    Vice President and Controller
Richard  R. George      (Principal Accounting Officer)   March 27, 1998

/s/Gary L. Smith        Vice President, Finance
Gary L. Smith              and Treasurer
                        (Principal Financial Officer)     March 27, 1998

____________________    Director
Donald E. Anderson

/s/Michael J. Anderson  Director
Michael J. Anderson                                       March 27, 1998

/s/Richard M. Anderson  Director
Richard M. Anderson                                       March 27, 1998

/s/Thomas H. Anderson   Director
Thomas H. Anderson                                        March 27, 1998

_____________________   Director
John F. Barrett

/s/Paul M. Kraus        Director
Paul M. Kraus                                             March 27, 1998

_____________________   Director
Donald L. Mennel

/s/Donald M. Mennel     Director
Donald M. Mennel                                          March 27, 1998

_____________________   Director
David L. Nichols

/s/Sidney A. Ribeau     Director
Dr. Sidney A. Ribeau                                      March 27, 1998

_____________________   Director
Charles A. Sullivan

Except for those portions of The Andersons, Inc. 1997 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

                    SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                         THE ANDERSONS, INC.

                                                       Additions
                                              ---------------------------
                                  Balance at  Charged to    Charged to                  Balance
                                  Beginning   Costs and    Other Accounts  Deductions    at End
    Description                   of Period    Expenses     - Describe     -Describe    of Period
Allowance for doubtful accounts receivable:

Year ended December 31, 1997      $3,230,000  $1,680,523    $      -      $1,953,523(1) $2,957,000

Year ended December 31, 1996       3,514,000   4,321,994           -       4,605,994(1)  3,230,000

Year ended December 31, 1995       2,292,000   2,220,830           -         998,830(1)  3,514,000

Allowance for doubtful notes receivable:

Year ended December 31, 1997      $  735,000  $   86,409    $      -      $   44,409(1) $  777,000

Year ended December 31, 1996       1,277,000           -           -         542,000(1)    735,000

Year ended December 31, 1995         727,000     550,000           -               -     1,277,000

(1)  Uncollectible accounts written off, net of recoveries