Form 10-Q
period 1998-03-31
ANDERSONS INC
filed 1998-05-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                 Yes  X   No __

The registrant had 7,962,065 Common shares outstanding, no par value, at May 1, 1998.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                     Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1998
         and December 31, 1997                                            3

       Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1998 and 1997                       5

       Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997                       6

       Notes to Condensed Consolidated Financial Statements               7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      8


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          10

     Item 6.  Exhibits and Reports on Form 8-K                           10

     Signatures                                                          11

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)

                                                               December 31
                                                     March 31      1997
                                                       1998     (Audited)
Current assets
 Cash and cash equivalents                          $  3,391     $  8,278
 Accounts and notes receivable:
   Trade accounts - net                               79,363       68,643
   Margin deposits                                     1,291          771
                                                      80,654       69,414
Inventories:
   Grain                                              98,609      113,838
   Agricultural fertilizer and supplies               33,759       18,908
   Merchandise                                        33,613       27,674
   Lawn and corn cob products                         16,557       20,142
   Other                                              15,330       10,905
                                                     197,868      191,467
 Deferred income taxes                                 2,375        1,408
 Prepaid expenses                                      4,009        4,521
Total current assets                                 288,297      275,088

Other assets:
 Notes receivable (net) and other assets               6,609        6,333
 Investments in and advances to affiliates             1,040        1,026
                                                       7,649        7,359
Property, plant and equipment:
 Land                                                 11,775       11,763
 Land improvements and leasehold improvements         24,767       24,594
 Buildings and storage facilities                     85,835       85,377
 Machinery and equipment                             105,568      104,590
 Construction in progress                              3,869        2,109
                                                     231,814      228,433
 Less allowances for depreciation and amortization   144,712      142,636
                                                      87,102       85,797
                                                    $383,048     $368,244

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                                               December 31
                                                     March 31      1997
                                                       1998      (Audited)
Current liabilities
 Notes payable                                     $ 75,300     $ 15,572
 Accounts payable for grain                          55,075      121,233
 Other accounts payable                              85,867       63,309
 Accrued expenses                                    12,840       12,973
 Current maturities of long-term debt                 8,386        8,406
Total current liabilities                           237,468      221,493

Pension and postretirement benefits                   2,864        2,799
Long-term debt
 Note payable, 7.84%, payable $398 thousand
   quarterly, due 2004                               12,906       13,304
 Note payable under revolving credit line,
   variable rate (6.13% at March 31, 1998)           20,000       20,000
 Notes payable, variable rate (6.43% at March 31,
   1998), payable $336 quarterly, due 2002            8,745        9,082
 Other notes payable                                  1,121        1,120
 Industrial development revenue bonds:
   6.5%, sinking fund $1 million payable
     annually, due 1999                               2,000        2,000
   Variable rate (5.70% at March 31, 1998), payable
     $882 thousand annually through 2004              5,470        5,470
   Variable rate (4.2% at March 31, 1998), due 2025   3,100        3,100
 Debenture bonds, 6.5% to 8.7%, due 1998
   through 2008                                      19,698       19,556
 Other bonds, 4% to 10%                                 460          483
                                                     73,500       74,115
Less current maturities of long-term debt             8,386        8,406
                                                     65,114       65,709
Deferred income taxes                                 5,525        5,393
Minority interest                                       606          649
Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 7,986 and 7,939
   outstanding at March 31, 1998 and
   December 31, 1997, respectively)                      84           84
 Additional paid-in capital                          66,663       66,660
 Retained earnings                                    8,732        9,875
 Treasury stock (444 and 491 shares at March 31,
   1998 and December 31, 1997, respectively;
   at cost)                                          (4,008)      (4,418)
                                                     71,471       72,201
                                                   $383,048     $368,244

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended March 31
                                                      1998        1997

Grain sales and revenues                       $   127,829   $   93,809
Fertilizer, retail and other sales                  93,392       92,009
Other income                                           968          947
                                                   222,189      186,765

Cost of grain sales                                120,233       91,200
Cost of fertilizer, retail and other sales          68,096       68,248
                                                   188,329      159,448
Gross profit                                        33,860       27,317

Operating, administrative and general expenses      32,729       31,902
Interest expense                                     2,458        2,140
                                                    35,187       34,042
Net loss before income tax credit                   (1,327)      (6,725)

Income tax credit                                     (503)      (2,643)
Net loss                                       $      (824) $    (4,082)

Per common share:
 Basic and diluted                             $     (0.10) $     (0.49)
 Dividends paid                                $      0.04  $      0.03

Weighted average common shares outstanding           7,986        8,346

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                 Three Months Ended March 31
                                                       1998         1997
Operating activities
Net loss                                            $   (824)   $  (4,082)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                       2,567        2,404
   Provision for losses on accounts and notes
     receivable                                          (57)         234
   Deferred income tax                                  (835)      (1,321)
   Other                                                 (39)         (49)
   Changes in operating assets and liabilities:
     Accounts receivable                             (11,183)     (15,766)
     Inventories                                      (6,401)     (24,660)
     Prepaid expenses                                    512          581
     Accounts payable for grain                      (66,158)     (57,840)
     Other accounts payable and accrued expenses      22,490       (1,096)
     Notes receivable and other assets                  (438)        (436)
Net cash used in operating activities                (60,366)    (102,031)

Investing activities
Purchases of property, plant and equipment            (3,736)      (2,645)
Proceeds from sale of property, plant and equipment        8           72
Net cash used in investing activities                 (3,728)      (2,573)

Financing activities
Net increase in short-term borrowings                 59,728       80,000
Proceeds from issuance of long-term debt              20,378       60,540
Payments of long-term debt                           (20,993)     (57,420)
Purchase of common stock for the treasury                  -       (1,361)
Proceeds from sale of treasury stock to employees
  participating in Employee Share Purchase Plan          413          423
Dividends paid                                          (319)        (252)
Net cash provided by financing activities             59,207       81,930

Decrease in cash and cash equivalents                 (4,887)     (22,674)
Cash and cash equivalents at beginning of period       8,278       27,524
Cash and cash equivalents at end of period         $   3,391    $   4,850

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - In June 1997, the Financial Accounting Standards Board issued
         Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required for years beginning after December 15, 1997. The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. This statement will not have a significant impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 1998 with the three months ended March 31, 1997:

  Sales and revenues for the three months ended March 31, 1998 totaled $222.2 million, an increase of $35.4 million or 19% from the 1997 first quarter sales and revenues of $186.8 million. The Agriculture Group had a total increase of $36.8 million. This includes a $34.0 million increase in grain sales and revenues due to a 54% increase in bushels shipped and a $3.8 million increase in merchandising revenues (primarily storage and blending income), partially offset by a 14% decrease in the average price of a bushel sold. The Company's grain elevators have significantly more grain than at the same time last year. Sales of agricultural fertilizer, supplies and services were also up from the prior year with a total increase in sales of $2.8 million. Wholesale tons sold were up 17% with an 8% decrease in the average selling price per ton.

  Overall, the Processing & Manufacturing Group contributed increased sales and revenues of $0.4 million or 1%. The processing business (lawn fertilizer, cob and pet products) had a sales increase of $2.1 million or 9%. Sales of lawn fertilizer to large retailers was the primary source of this increase. The manufacturing business had decreased sales of $1.0 million or 13%. This decrease resulted from railcar sales made in the first quarter of 1997 that weren't repeated in 1998. Revenues from the railcar leasing business increased 56%.

  The Retail Group experienced a 6% overall decrease in sales from the first quarter of 1997 with the majority of the decrease in the Toledo area market. Unusually warm weather in the first part of the quarter reduced the opportunity for sales of winter products (clothing, snowblowers, etc.), however an early spring selling season should provide an opportunity for increased sales of nursery, lawn and garden and related products.

  Gross profit for the three months ended March 31, 1998 totaled $33.9 million, an increase of $6.5 million or 24% from the 1997 first quarter gross profit of $27.3 million. The Agriculture Group had a $5.7 million or 103% increase with $5.0 million related to margins on grain sales and merchandising activities. Overall, the Processing and Manufacturing Group experienced an increase of 12% or $1.4 million, with $1 million from the processing division. Gross profit on sales in the Retail Group decreased 6% or $0.5 million.

  Operating, administrative and general expenses for the first quarter of 1998 totaled $32.7 million, an increase of $0.8 million or 2.6% from the first quarter of 1997.

  Interest expense for the first quarter of 1998 was $2.5 million, a $0.3 million increase from the first quarter of 1997. Short-term borrowings at March 31, 1998 were $75.3 million as compared to $80 million at March 31, 1997.

  The pretax loss of $1.3 million represents an improvement of $5.4 million from the first quarter of 1997. The net loss of $0.8 million represents an improvement of $3.3 million from the 1997 first quarter net loss. The loss of $0.10 per share is a $0.39 improvement from the first quarter of 1997 loss per share of $0.49.

Liquidity and Capital Resources

  The Company used $60 million in its operations in the first quarter of 1998 as compared to $102 million in the first quarter of 1997. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at May 1, 1998 were $250 million, of which $75.3 million was borrowed at March 31, 1998. Typically the Company's highest borrowings occur in the spring due to seasonal inventory requirements in the wholesale fertilizer and retail businesses, credit sales in the wholesale and lawn fertilizer businesses and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

  A quarterly cash dividend of $0.04 per common share was paid in the first quarter of 1998. A cash dividend of $0.04 per common share was declared on April 1, 1998 and was paid on April 21, 1998. Cash dividends of $0.03 per common share were paid quarterly in 1997. The Company made income tax payments of $0.3 million in the first quarter and expects to make payments totaling approximately $2.6 million for the remainder of 1998. Also in the first quarter, the Company issued 46,600 shares to its employees as part of the Employee Share Purchase Plan.

  Total cash capital expenditures for 1998 are expected to approximate $15 million and include additional production capacity in the processing division, plant upgrades and improvements in the agriculture group and the acquisition of additional railcars. Funding for these expenditures is expected to come from cash generated from operations. Capital expenditures can be curtailed if cash generated from operations is less than expected. The Company is also in the process of finalizing a stock for stock acquisition of a corporation operating three retail farm centers in Northwest Ohio.

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

Forward Looking Statements

  The preceding Management's Discussion and Analysis contain various "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated; weather, supply and demand of commodities including grains, fertilizer and other basic raw materials, market prices for grains and the potential for increased margin requirements, regulatory agency review of grain contracts, competition, economic conditions, risks associated with acquisitions, interest rates and income taxes.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Pursuant to subpoenas duces tecum served by the Commodities Futures Trading Commission (the "CFTC"), the Company has produced certain records, including names and phone numbers of certain customers, and the depositions of certain employees and former employees have been taken in the matter of "Certain Transactions and Practices Among Grain Elevators, et. al., Involving Futures Contracts." There can be no assurance that other CFTC proceedings will not be instituted. There currently is no reasonable basis to predict the amount of future liability or loss, if any, that may arise from such CFTC proceedings.

Item 6.  Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K. A report on Form 8-K was filed with the SEC containing a March 25, 1998 press release announcing the signing of a letter of intent to form a grain-handling and marketing agreement involving the Company's facilities in Maumee and Toledo, Ohio and the grain facilities of Cargill, Inc. in those same cities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ANDERSONS, INC.
                                 (Registrant)

Date:  May 12, 1998              By /s/Richard P. Anderson
                                 Richard P. Anderson
                                 Chairman of the Board and Chief
                                   Executive Officer

Date:  May 12, 1998              By /s/Richard R. George
                                 Richard R. George
                                 Vice President and Controller
                                   (Principal Accounting Officer)