Form 10-Q
period 1998-06-30
ANDERSONS INC
filed 1998-08-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 000-20557

                              THE ANDERSONS, INC.
             (Exact name of registrant as specified in its charter)

                   OHIO                          34-1562374
        (State of incorporation              (I.R.S.  Employer
             or organization)                Identification No.)

                    480 W. Dussel Drive, Maumee, Ohio
                    (Address of principal executive offices)

                  43537                        (419) 893-5050
                (Zip Code)                    (Telephone Number)

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

                                 Yes  X   No __

The registrant had 8,162,513 Common shares outstanding, no par value, at August 1, 1998.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                    Page No.
PART I.   FINANCIAL INFORMATION

        Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997                                       3

          Condensed Consolidated Statements of Operations -
            Three months and six months ended June 30, 1998 and 1997    5

          Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 1998 and 1997                     6

          Notes to Condensed Consolidated Financial Statements          7

        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                     12

        Item 4.  Submission of Matters to a Vote of Security Holders   13

        Item 6.  Exhibits and Reports on Form 8-K                      13

        Signatures                                                     14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)


                                                                    December 31
                                                           June 30     1997
                                                            1998     (Audited)
Current assets
        Cash and cash equivalents                       $    5,885  $   8,278
        Accounts and notes receivable:
          Trade accounts - net                              64,035     68,643
          Margin deposits                                      278        771
                                                            64,313     69,414
        Inventories:
          Grain                                             38,848    113,838
          Agricultural fertilizer and supplies              20,941     18,908
          Merchandise                                       32,319     27,674
          Lawn and corn cob products                        12,352     20,142
          Other                                             16,761     10,905
                                                           121,221    191,467
        Deferred income taxes                                3,957      1,408
        Prepaid expenses                                     2,525      4,521
Total current assets                                       197,901    275,088

Other assets:
        Notes receivable (net) and other assets              6,067      6,333
        Investments in and advances to affiliates            1,027      1,026
                                                             7,094      7,359
Property, plant and equipment:
        Land                                                11,995     11,763
        Land improvements and leasehold improvements        25,299     24,594
        Buildings and storage facilities                    87,227     85,377
        Machinery and equipment                            107,549    104,590
        Construction in progress                             1,892      2,109
                                                           233,962    228,433
        Less allowances for depreciation and amortization  146,969    142,636
                                                            86,993     85,797
                                                          $291,988   $368,244

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                                                    December 31
                                                           June 30      1997
                                                            1998      (Audited)
Current liabilities
        Notes payable                                    $   9,500  $  15,572
        Accounts payable for grain                          34,805    121,233
        Other accounts payable                              70,077     63,309
        Accrued expenses                                    17,242     12,973
        Current maturities of long-term debt                 7,136      8,406
Total current liabilities                                  138,760    221,493

Pension and postretirement benefits                          2,825      2,799
Long-term debt
        Note payable, 7.84%, payable $398 thousand
          quarterly, due 2004                               12,508     13,304
        Note payable under revolving credit line,
          variable rate (6.35% at June 30, 1998)            20,000     20,000
        Notes payable, variable rate (6.44% at June 30,
          1998), payable $336 quarterly, due 2002            8,409      9,082
        Other notes payable                                  1,116      1,120
        Industrial development revenue bonds:
          6.5%, sinking fund $1 million payable annually,
            due 1999                                         2,000      2,000
          Variable rate (5.70% at June 30, 1998), payable
            $882 thousand annually through 2004              5,470      5,470
          Variable rate (4.1% at June 30, 1998), due 2025    3,100      3,100
        Debenture bonds, 6.5% to 8.7%, due 1998
          through 2008                                      20,743     19,556
        Other bonds, 4% to 10%                                 437        483
                                                            73,783     74,115
Less current maturities of long-term debt                    7,136      8,406
                                                            66,647     65,709
Deferred income taxes                                        5,931      5,393
Minority interest                                              647        649
Shareholders' equity:
   Common stock (25,000 shares authorized, 8,430 issued,
          stated value $.01 per share, 7,950 and 7,939
          outstanding at 6/30/98 and 12/31/97,
          respectively)                                         84         84
   Additional paid-in capital                               66,663     66,660
   Retained earnings                                        14,784      9,875
   Treasury stock (480 and 491 shares at 6/30/98 and
          12/31/97, respectively; at cost)                  (4,353)    (4,418)
                                                            77,178     72,201
                                                          $291,988   $368,244

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           Three Months        Six Months
                                          Ended June 30       Ended June 30
                                         1998      1997      1998      1997
Grain sales and revenues              $ 123,043 $  98,721 $ 250,872 $ 192,529
Fertilizer, retail and other sales      159,756   150,719   253,148   242,729
Other income                              1,040       750     2,008     1,697
                                        283,839   250,190   506,028   436,955

Cost of grain sales                     115,078    92,664   235,311   183,864
Cost of fertilizer, retail and other
   sales                                119,999   114,642   188,095   182,891
                                        235,077   207,306   423,406   366,755
        Gross Profit                     48,762    42,884    82,622    70,200

Operating, administrative and
        general expenses                 37,210    33,603    69,938    65,505
Interest expense                          1,886     2,273     4,344     4,412
                                         39,096    35,876    74,282    69,917
Income before income taxes                9,666     7,008     8,340       283

Provision for income taxes (Note B)       3,296     2,749     2,794       106

Net Income                             $  6,370  $  4,259  $  5,546  $    177

Per common share:
        Basic and diluted              $   0.80  $   0.52  $   0.70  $   0.02
        Dividends paid                 $   0.04  $   0.03  $   0.08  $   0.06

Weighted average common shares
        outstanding                       7,960     8,230     7,973     8,287

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                    Six Months Ended June 30
                                                           1998 1997
Operating activities
Net income                                              $  5,546    $    177
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                           5,184       4,927
   Provision for losses on accounts and notes receivable   1,082         723
   Deferred income tax                                    (2,011)     (1,221)
     Changes in operating assets and liabilities:
       Trade receivables                                   4,019      14,056
       Inventories                                        70,246      42,843
       Prepaid expenses and other assets                   1,975       2,219
       Accounts payable for grain                        (86,428)    (64,433)
       Other accounts payable and accrued expenses        11,064     (21,623)
Net cash provided by (used in) operating activities       10,677     (22,332)

Investing activities
Purchases of property, plant and equipment                (6,116)     (7,602)
Proceeds from sale of property, plant and equipment           19         102
Net cash used in investing activities                     (6,097)     (7,500)

Financing activities
Net increase (decrease) in short-term borrowings          (6,072)     20,000
Proceeds from issuance of long-term debt                  61,985     113,788
Payments of long-term debt                               (62,316)   (113,086)
Purchase of common stock for the treasury                   (344)     (2,086)
Proceeds from sale of treasury stock to employees
  participating in Employee Share Purchase Plan              413         423
Dividends paid                                              (639)       (501)
Net cash provided by (used in) financing activities       (6,973)     18,538

Decrease in cash and cash equivalents                     (2,393)    (11,294)
Cash and cash equivalents at beginning of period           8,278      27,524
Cash and cash equivalents at end of period             $   5,885   $  16,230

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

Note B - In June 1997, the Financial Accounting Standards Board ("FASB") issued
         Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required for years beginning after December 15, 1997. The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. This statement will not have a significant impact on the Company.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which defines derivatives, requires that derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended June 30, 1998 with the three months ended June 30, 1997:

        Sales and revenues for the three months ended June 30, 1998 totaled $283.8 million, an increase of $33.6 million or 13% from the 1997 second quarter sales and revenues of $250.2 million. The Agriculture Group had a total increase of $27.7 million. This includes a $24.3 million increase in grain sales and revenues due to a 70% increase in bushels shipped and a slight increase in merchandising revenues (primarily storage income), partially offset by a 27% decrease in the average price of a bushel sold. On June 30, 1998, the Company's grain elevators held more than triple the bushels they held at June 30, 1997 - almost double the owned inventory and eight times as much grain stored for others.

        Sales of agricultural fertilizer, supplies and services were also up from the prior year with a total increase in sales of $3.4 million or 5%. Wholesale tons sold were up 11% with a 6% decrease in the average selling price per ton. A wholesale terminal in Eastern Ohio opened at the beginning of the second quarter. An additional Retail Farm Center ("RFC") and the customer list and assets of a second RFC were added at the beginning of the second quarter of 1998. Same location RFC sales were down 3%.

        Overall, the Processing & Manufacturing Group contributed increased sales and revenues of $4.6 million or 15%. The processing business (lawn fertilizer, cob and pet products) had a sales increase of $3.8 million or 19%. The sale of lawn fertilizer to a large retailer was the primary source of this increase. Lawn fertilizer volume sold increased 48% with a 17% decrease in the average price per ton. The manufacturing business had increased sales of $1.2 million or 22%. This increase resulted primarily from the strength of the railcar leasing business.

        The Retail Group experienced a 2% overall increase in sales from the second quarter of 1997 with both the Toledo and Columbus markets posting increases.

        Gross profit for the three months ended June 30, 1998 totaled $48.8 million, an increase of $5.9 million or 14% from the 1997 second quarter gross profit of $42.9 million. The Agriculture Group had a $3.5 million or 21% increase with $1.9 million related to margins on grain sales and merchandising activities. Wholesale fertilizer margin per ton increased 10% while the RFC's same location gross profit was flat. The new RFC location and customers added $.5 million in gross profit.

        Overall, the Processing and Manufacturing Group experienced an increase in gross profit of $1.4 million or 13%, with $.9 million from the processing division. This increase is attributable to the volume increases in the lawn fertilizer business and railcar leasing business in the second quarter.

        Gross profit on sales in the Retail Group increased 5% or $0.7 million on higher margins and increased sales. The margin improvement was due to a shift in the product mix sold during the quarter. The addition of home soft goods and similar products in the recent reset of the stores has resulted in improvements to the overall store margins.

        Operating, administrative and general expenses for the second quarter of 1998 totaled $37.2 million, an increase of $3.6 million or 11% from the second quarter of 1997. Full time employees increased 3% in the same period and the resulting labor and benefits expense for the three month period increased 8%. The staffing increases occurred primarily in the Agriculture and Processing and Manufacturing groups.

        Interest expense for the second quarter of 1998 was $1.9 million, a $0.4 million decrease from the second quarter of 1997. Short-term borrowings at June 30, 1998 were $9.5 million as compared to $20.0 million at June 30, 1997.

        The pretax income of $9.7 million represents an improvement of $2.7 million or 38% from the second quarter of 1997. The net income of $6.4 million represents an improvement of $2.1 million from the 1997 second quarter net income. The quarterly effective tax rate decreased from 39% in 1997 to 34% in 1998. The actual tax rate for the year ended December 31, 1997 was 35%. Basic and dilutive earnings per share of $0.80 are a $0.28 improvement from the second quarter of 1997 earnings per share of $0.52.

Comparison of the six months ended June 30, 1998 with the six months ended June 30, 1997:

        Sales and revenues for the six months ended June 30, 1998 totaled $506.0 million, an increase of $69.1 million or 16% from the 1997 sales and revenues of $437.0 million. The Agriculture Group had a total increase of $64.5 million. This includes a $58.3 million increase in grain sales and revenues due to a 62% increase in bushels shipped and a significant increase in merchandising revenues (primarily storage income), partially offset by a 21% decrease in the average price of a bushel sold. On June 30, 1998, the Company's grain elevators held more than triple the bushels they held at June 30, 1997 - almost double the owned inventory and eight times as much grain stored for others.

        Sales of agricultural fertilizer, supplies and services were also up from the prior year with a total increase in sales of $6.2 million or 7%. Wholesale tons sold were up 13% with a 7% decrease in the average selling price per ton. A wholesale terminal in Eastern Ohio was opened at the beginning of the second quarter. An additional Retail Farm Center and the customer list and assets of a second RFC were added at the beginning of the second quarter of 1998. Same location RFC sales were up 3%.

        Overall, the Processing & Manufacturing Group contributed increased sales and revenues of $5.1 million or 8%. All of this increase came from the processing business. The sale of lawn fertilizer to a large retailer was the primary source of this increase. Lawn fertilizer volume sold increased 39% with a 16% decrease in the average price per ton. The manufacturing business had flat sales and revenues for the six month period. Sales of railcars were down but revenues from the railcar leasing business were up significantly.

        The Retail Group experienced a 1% overall decrease in sales from 1997 with only the Columbus market posting a small increase.

        Gross profit for the six months ended June 30, 1998 totaled $82.6 million, an increase of $12.4 million or 18% from the 1997 gross profit of $70.2 million. The Agriculture Group had a $9.2 million or 41% increase with $6.9 million related to margins on grain sales and merchandising activities. Wholesale fertilizer margin per ton increased 9% while the RFC's same location gross profit was flat. The new RFC location and customers added $.5 million in gross profit.

        Overall, the Processing and Manufacturing Group experienced an increase in gross profit of $2.8 million or 12%, with $1.9 million from the processing division. This increase is attributable to the volume increases in the lawn fertilizer business and railcar leasing business.

        Gross profit on sales in the Retail Group increased 1% or $0.2 million on higher margins. The margin improvement was due to a shift in the product mix sold during the quarter. The addition of home soft goods and similar products in the recent reset of the stores has resulted in improvements to the overall store margins.

        Operating, administrative and general expenses for the six months ended June 30, 1998 totaled $69.9 million, an increase of $4.4 million or 7% from 1997. Full time employees increased 3% in the same period and the resulting labor and benefits expense for the period increased 4%. The staffing increases occurred primarily in the Agriculture and Processing and Manufacturing groups.

        Interest expense for the six months ended June 30, 1998 was $4.3 million, a $0.1 million decrease from 1997. Short-term borrowings at June 30, 1998 were $9.5 million as compared to $20 million at June 30, 1997.

        The pretax income of $8.3 million represents an improvement of $8.1 million from 1997. The net income of $5.5 million represents an improvement of $5.4 million. The effective tax rate for the six month period decreased from 37% in 1997 to 34% in 1998. The actual tax rate for the year ended December 31, 1997 was 35%. Basic and dilutive earnings per share of $0.70 is a $0.68 improvement from the 1997 earnings per share of $0.02

Liquidity and Capital Resources

        Cash flow generated from operations provided $10.7 million for the first six months of 1998 as compared to the first six months of 1997 when operations used $22.3 million. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at August 1, 1998 were $250 million, of which $9.5 million was borrowed at June 30, 1998. Typically the Company's highest borrowings occur in the spring due to seasonal inventory requirements in the wholesale fertilizer and retail businesses, credit sales in the wholesale and lawn fertilizer businesses and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

        A quarterly cash dividend of $0.04 per common share was paid in each of the first two quarters of 1998. A cash dividend of $0.04 per common share was declared on July 1, 1998 and was paid on July 21, 1998. Cash dividends of $0.03 per common share were paid quarterly in 1997. The Company made income tax payments of $1.1 million in the first half of 1998 and expects to make additional payments totaling approximately $1.3 million in 1998. Also in the first six months of 1998, the Company issued 46,600 shares to its employees as part of the Employee Share Purchase Plan and repurchased 36,000 shares for the treasury.

        Capital expenditures for the first half of 1998 total $6 million.
Total cash capital expenditures for 1998 are expected to approximate $15 million and include additional production capacity in the processing division, plant upgrades and improvements in the agriculture group and the acquisition of additional railcars. Funding for these expenditures is expected to come from cash generated from operations. Capital expenditures can be curtailed if cash generated from operations is less than expected. The Company also closed a stock for stock acquisition of a corporation operating three retail farm centers in Northwest Ohio with an effective date of July 1, 1998.

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

Impact of Year 2000

        Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

        The Company completed an assessment and developed modification plans in early 1998 for all software except the Retail Group cash register systems. Subsequently, the Company determined that its cash register systems could not be easily modified and it has estimated a cost of approximately $1.5 million to replace the systems. The existing cash register systems have minimal book value and were expected to be replaced in the years 1999-2002.

        Costs incurred to date have totaled approximately $.7 million for the purchase of new software and $.5 million representing existing internal resources that were expensed as incurred. The remaining cost of compliance for the Company is estimated at $2.1 million, which includes $1.7 million for the purchase of software and hardware and $.4 million representing existing internal resources that will be expensed as incurred.

        Year 2000 modification plans and software installations are under way and are expected to be substantially complete in early 1999, allowing for testing and revisions prior to the end of 1999. The retail cash register systems will be installed in the first and third quarters of 1999. There have been no substantial changes to the plans as previously reported, except for the retail cash register systems. The Company believes that with the planned modifications and conversions, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed before the year 2000, there could be an impact on the operations of the Company. The next step in the Company's Year 2000 compliance efforts will be to develop contingency plans for its major systems applications.

        The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

Item 4.  Submission of Matters to a Vote of Security Holders

       The annual meeting of the shareholders of The Andersons, Inc. was held on May 14, 1998 to elect eleven directors and to ratify the appointment of the Company's independent auditors. Results of the voting follow:

Director                   For       Against  Withheld  Not Voted
Donald E. Anderson      7,659,381       0       9,575   317,109
Michael J. Anderson     7,665,081       0       3,875   317,109
Richard M. Anderson     7,665,081       0       3,875   317,109
Richard P. Anderson     7,659,981       0       8,975   317,109
Thomas H. Anderson      7,664,081       0       4,875   317,109
John F. Barrett         7,661,131       0       7,825   317,109
Paul M. Kraus           7,664,181       0       4,775   317,109
Donald L. Mennel        7,661,231       0       7,725   317,109
David L. Nichols        7,665,481       0       3,475   317,109
Dr. Sidney A. Ribeau    7,664,281       0       4,675   317,109
Charles A. Sullivan     7,665,481       0       3,475   317,109

Independent Auditors    7,555,428   5,380     108,148   317,109

Item 6.  Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ANDERSONS, INC.
                                          (Registrant)

Date:  August 13, 1998                    By /s/Richard P. Anderson
                                          Richard P. Anderson
                                          Chairman of the Board and Chief
                                            Executive Officer

Date:  August 13, 1998                    By /s/Richard R. George
                                          Richard R. George
                                          Vice President and Controller
                                            (Principal Accounting Officer)