Form 10-Q
period 1998-09-30
ANDERSONS INC
filed 1998-11-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                 Yes  X   No __

The registrant had 8,162,798 Common shares outstanding, no par value, at November 1, 1998.

                              THE ANDERSONS, INC.

                                     INDEX
                                                                      Page No.
PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997                                            3

       Condensed Consolidated Statements of Operations -
         Three months and nine months ended September 30, 1998 and 1997   5

       Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997                    6


       Notes to Condensed Consolidated Financial Statements               7


    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      8


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           13

    Item 2.  Changes in Securities and Use of Proceeds                   13

    Item 6.  Exhibits and Reports on Form 8-K                            14

    Signatures                                                           14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)(IN THOUSANDS)

                                                   September 30    December 31
                                                       1998            1997
Current assets
    Cash and cash equivalents                        $    4,257      $  8,278
    Accounts and notes receivable:
      Trade accounts - net                               59,906        68,643
      Margin deposits                                     3,752           771
                                                         63,658        69,414
    Inventories:
      Grain                                              73,803       113,838
      Agricultural fertilizer and supplies               28,784        18,908
      Merchandise                                        32,862        27,674
      Lawn and corn cob products                         13,189        20,142
      Other                                              16,535        10,905
                                                        165,173       191,467
    Deferred income taxes                                 3,270         1,408
    Prepaid expenses                                      2,902         4,521
Total current assets                                    239,260       275,088

Other assets:
    Notes receivable (net) and other assets               6,332         6,333
    Investments in and advances to affiliates             1,100         1,026
                                                          7,432         7,359
Property, plant and equipment:
    Land                                                 11,952        11,763
    Land improvements and leasehold improvements         25,487        24,594
    Buildings and storage facilities                     87,715        85,377
    Machinery and equipment                             111,012       104,590
    Construction in progress                              2,852         2,109
                                                        239,018       228,433
    Less allowances for depreciation and amortization   151,083       142,636
                                                         87,935        85,797
                                                       $334,627      $368,244

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                                   September 30    December 31
                                                       1998           1997
Current liabilities
    Notes payable                                   $    55,000    $   15,572
    Accounts payable for grain                           32,778       121,233
    Other accounts payable                               72,489        63,309
    Accrued expenses                                     13,246        12,973
    Current maturities of long-term debt                  6,882         8,406
Total current liabilities                               180,395       221,493

Pension and postretirement benefits                       2,663         2,799
Long-term debt
    Note payable, 7.84%, payable $398 thousand
      quarterly, due 2004                                12,110        13,304
    Note payable under revolving credit line,
      variable rate (6.3% at September 30, 1998)         20,000        20,000
    Notes payable, variable rate (6.4% at September 30,
      1998), payable $336 thousand quarterly, due 2002    8,073         9,082
    Other notes payable                                   1,027         1,120
    Industrial development revenue bonds:
      6.5%, sinking fund $1 million payable annually,
        due 1999                                          2,000         2,000
      Variable rate (5.5% at September 30, 1998),
        payable $882 thousand annually through 2004       4,588         5,470
      Variable rate (4.15% at September 30, 1998),
        due 2025                                          3,100         3,100
    Debenture bonds, 6.5% to 8.7%, due 1998
      through 2008                                       21,278        19,556
    Other bonds, 4% to 10%                                  437           483
                                                         72,613        74,115
Less current maturities of long-term debt                 6,882         8,406
                                                         65,731        65,709
Deferred income taxes                                     6,983         5,393
Minority interest                                           671           649
Shareholders' equity:
    Common stock (25,000 shares authorized, 8,430
      issued, stated value $.01 per share, 8,164 and
      7,939 outstanding at 9/30/98 and 12/31/97,
      respectively)                                          84            84
    Additional paid-in capital                           67,188        66,660
    Retained earnings                                    13,477         9,875
    Unearned compensation                                  (150)           --
    Treasury stock (266 and 491 shares at 9/30/98
      and 12/31/97, respectively; at cost)               (2,415)       (4,418)
                                                         78,184        72,201
                                                       $334,627      $368,244

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       Three Months           Nine Months
                                     Ended September 30    Ended September 30
                                      1998       1997       1998        1997
Grain sales and revenues          $  123,602  $  80,133  $  374,474  $ 272,662
Fertilizer, retail and other sales   105,614     79,778     358,762    322,507
Other income                           1,576      2,018       3,584      3,715
                                     230,792    161,929     736,820    598,884

Cost of grain sales                  113,975     72,083     349,285    255,948
Cost of fertilizer, retail and
  other sales                         79,900     59,049     267,996    241,939
                                     193,875    131,132     617,281    497,887
        Gross Profit                  36,917     30,797     119,539    100,997

Operating, administrative and
  general expenses                    34,819     30,993     103,675     95,775
Provision for bad debts                1,406        344       2,488      1,067
Interest expense                       2,153      1,905       6,497      6,318
                                      38,378     33,242     112,660    103,160
Income (loss) before income taxes     (1,461)    (2,445)      6,879     (2,163)

Provision for income taxes (Note B)     (489)      (916)      2,305       (811)

Net income (loss)                 $     (972) $  (1,529)  $   4,574  $  (1,352)

Per common share:
        Basic and diluted         $    (0.12) $   (0.19)  $    0.57  $   (0.16)
        Dividends paid            $     0.04  $    0.03   $    0.12  $    0.09

Weighted average common shares
        outstanding                    8,145      8,124       8,033      8,232

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                              Nine Months Ended September 30
                                                    1998           1997
Operating activities
Net income (loss)                                $    4,574   $   (1,352)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                     7,884        7,485
    Provision for losses on accounts and
      notes receivable                                2,488        1,067
    Deferred income tax                                (698)         190
      Changes in operating assets and liabilities:
        Trade receivables                             5,459       14,049
        Inventories                                  28,006        5,932
        Prepaid expenses and other assets             3,977          653
        Accounts payable for grain                  (88,455)     (61,859)
        Other accounts payable and accrued expenses   7,332      (25,108)
Net cash used in operating activities               (29,433)     (58,943)

Investing activities
Purchases of property, plant and equipment           (7,816)     (10,084)
Proceeds from sale of property, plant and equipment     251          948
Net cash used in investing activities                (7,565)      (9,136)

Financing activities
Net increase in short-term borrowings                35,360       49,700
Proceeds from issuance of long-term debt             82,722      149,182
Payments of long-term debt                          (84,223)    (150,004)
Purchase of common stock for the treasury              (345)      (4,053)
Proceeds from sale of 49 thousand shares of
  treasury stock under registered plans                 437          423
Dividends paid                                         (974)        (747)
Net cash provided by financing activities            32,977       44,501

Decrease in cash and cash equivalents                (4,021)     (23,548)
Cash and cash equivalents at beginning of period      8,278       27,524
Cash and cash equivalents at end of period        $   4,257    $   3,946

Noncash investing activity:
Business acquisition:
  Assets other than property, plant and equipment $   7,055
  Property, plant and equipment                       1,847
  Liabilities assumed                                (6,652)
  Common stock issued                                (2,250)
      Net cash expended                           $      --

See notes to condensed consolidated financial statements.


                              THE ANDERSONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Results of Operations

Comparison of the three months ended September 30, 1998 with the three months ended September 30, 1997:

  Sales and revenues for the three months ended September 30, 1998 totaled $230.8 million, an increase of $68.9 million or 43% from the 1997 third quarter sales and revenues of $161.9 million.

  The Agriculture Group had an increase in sales of $40.0 million and an increase in merchandising revenues of $1.6 million for a net increase in revenues of $41.6 million or 40%. Grain bushels sold increased 97% while fertilizer tons sold decreased 11%. The increase in merchandising revenues reflects $1.3 million in additional revenues earned for storing customer grain and fertilizer. The large harvest has provided the Company more bushels to sell and store in the fourth quarter and 1999. The unusually dry grain, however, reduces the Company's ability to generate drying and mixing income. The excess supply and other factors pushed grain prices to a low level which resulted in softened sales in the fertilizer business. The Company has added facilities in all of its Agriculture businesses since the third quarter of 1997. These additions include leases for two grain elevators (increasing grain storage capacity from 69 million bushels to 80 million bushels), an additional fertilizer distribution facility and four retail farm centers.

  The Processing & Manufacturing Group had increased sales and revenues of $27.4 million or 155%. The processing business had increased sales of $4.2 million or 56% resulting from an 85% increase in lawn fertilizer tons sold coupled with a 5% decrease in the average selling price per ton. Volume is up in all segments of the lawn fertilizer market. Railcar sales increased $22.3 million while revenues from the railcar leasing business increased $0.9 million or 31%. Sales of railcars are sporadic throughout the year.

  The Retail Group experienced a slight overall increase in sales from the third quarter of 1997. Sales for the third quarter of 1998 were $39.1 million as compared to $38.9 million for the third quarter of 1997.

  Gross profit for the three months ended September 30, 1998 totaled $36.9 million, an increase of $6.1 million or 20% from the 1997 third quarter gross profit of $30.8 million.

  The Agriculture Group had a $1.9 million or 16% increase in gross profit with $1.6 million related to merchandising activities. Gross profits on grain sales increased 10%, merchandising revenues increased 31%, and gross profit on fertilizer sales decreased 7% due to the volume decrease.

  Overall, the Processing and Manufacturing Group experienced an increase of $4.6 million or 70%, with $3.5 million from the manufacturing division. This increase is attributable to the sales of railcars in the third quarter and volume increases in the lawn fertilizer business.

  Gross profit on sales in the Retail Group increased 1% or $0.1 million on higher margins and slightly increased sales. The margin improvement was due to a shift in the product mix sold during the 1998 third quarter when compared to the third quarter of 1997. The addition of home soft goods and similar products in the 1998 reset of the stores has resulted in improvements to the overall store margins.

  Operating, administrative and general expenses for the third quarter of 1998 totaled $34.8 million, an increase of $3.8 million or 12% from the third quarter of 1997. Full time employees increased over 4% in the same period and labor and benefits expense for the three month period increased 9%. The staffing increases occurred in the Agriculture and Processing and Manufacturing groups. In addition, there were increases in depreciation and amortization and in repair and maintenance expense, in part due to the new facilities. Total additional operating expenses relating to the new facilities were $1.4 million.

  The provision for bad debts for the third quarter totaled $1.4 million, an increase of $1.1 million or 309% from the third quarter of 1997. Increased credit risk on specific grain and rail customers prompted this increase in the provision for bad debts.

  Interest expense for the third quarter of 1998 was $2.2 million, a $0.2 million increase from the third quarter of 1997. The quarterly average borrowings were 23% higher in 1998 than in the third quarter of 1997, however, the Company's average borrowing rate has decreased.

  The pretax loss of $1.5 million represents an improvement of $1 million or 40% from the third quarter of 1997. The net loss of $1 million represents an improvement of $.6 million from the 1997 third quarter results. The quarterly effective tax rate decreased from 37% in 1997 to 33% in 1998. The actual tax rate for the year ended December 31, 1997 was 35%. Basic and dilutive loss per share of $0.12 is a $0.07 improvement from the third quarter of 1997 loss per share of $0.19.

Comparison of the nine months ended September 30, 1998 with the nine months ended September 30, 1997:

  Sales and revenues for the nine months ended September 30, 1998 totaled $736.8 million, an increase of $137.9 million or 23% from the 1997 sales and revenues of $598.9 million.

  The Agriculture Group had an increase in sales of $99.9 million and an increase in merchandising revenues of $6.3 million for a net increase in revenues of $106.2 million or 27%. Grain bushels sold increased 73% while fertilizer tons sold increased 3%. The increase in merchandising revenues reflects $4.5 million in additional revenues earned for storing customer grain and fertilizer. The large harvest has provided the Company more bushels to sell and store in the fourth quarter and 1999. The unusually dry grain, however, reduces the Company's ability to generate drying and mixing income. As mentioned previously, the Company has added facilities in all of its Agriculture businesses since the third quarter of 1997.

  The Processing & Manufacturing Group had increased sales and revenues of $32.5 million or 39%. The processing business had increased sales of $10.1 million or 19% resulting from a 45% increase in lawn fertilizer tons sold coupled with a 15% decrease in the average selling price per ton. Volume is up in all segments of the lawn fertilizer market. Railcar sales increased $18.8 million while revenues from the railcar leasing business increased $3.8 million or 45%.

  The Retail Group experienced a slight overall decrease in sales when compared to the first nine months of 1997. Sales for the nine months to date in 1998 were $120.9 million as compared to $121.8 million for the nine months ended September 30, 1998.

  Gross profit for the nine months ended September 30, 1998 totaled $119.5 million, an increase of $18.5 million or 18% from the 1997 nine-month gross profit of $101 million.

  The Agriculture Group had a $11 million or 33% increase in gross profit with $6.3 million related to merchandising activities. Gross profits on grain sales increased 35%, while gross profit on fertilizer sales increased 12%.

  Overall, the Processing and Manufacturing Group experienced an increase in gross profit of $7.3 million or 25%, with $4.7 million from the manufacturing division. This increase is attributable to the sales of railcars in the third quarter and volume increases in the lawn fertilizer business.

  Gross profit on sales in the Retail Group increased 1% or $0.3 million on higher margins. The margin improvement was due to a shift in the product mix sold. The addition of home soft goods and similar products in the early 1998 reset of the stores has resulted in improvements to the overall store margins.

  Operating, administrative and general expenses for the first nine months of 1998 totaled $103.7 million, an increase of $7.9 million or 8% from the first nine months of 1997. Full time employees increased over 4% in the same period and labor and benefits expense for the nine month period increased $3.2 million or 6%. The staffing increases occurred in the Agriculture and Processing and Manufacturing groups. In addition, there were increases in depreciation and amortization and in repair and maintenance expense, in part due to the new facilities. Total additional operating, administrative and general expenses relating to the new facilities were $1.8 million.

  The provision for bad debts for the first nine months of 1998 totaled $2.5 million, an increase of $1.4 million or 133% from the first nine months of 1997. Increased credit risk on specific grain and rail customers prompted this increase in the provision for bad debts.

  Interest expense for the first nine months of 1998 was $6.5 million, a $0.2 million increase from the first nine months of 1997. Year to date average short-term borrowings for 1998 were 13% higher than the same period in 1997. There was a slight decrease in the average interest rate.

  The pretax income of $6.9 million represents an improvement of $9 million from the first nine months of 1997. The net income of $4.6 million represents an improvement of $5.9 million from the 1997 year to date results. The year to date effective tax rate decreased from 37% in 1997 to 34% in 1998. The actual tax rate for the year ended December 31, 1997 was 35%. Basic and dilutive income per share of $0.57 is a $0.73 improvement from the first nine months of 1997 loss per share of $0.16.

Liquidity and Capital Resources

  In the first nine months of 1998, the Company's operations used cash of $29.4 million. For the same period in 1997, the Company's operations used cash of $59 million. Working capital has grown from $53.6 million at December 31, 1997 to $58.9 million at September 30, 1998. The Company had $4 million in cash and cash equivalents at September 30, 1998 and has short-term lines of credit of $225 million available to finance working capital, primarily inventories and accounts receivable. At September 30, 1998, $55 million was borrowed on these available lines. Typically, the Company's highest borrowings occur in the spring due to seasonal inventory requirements in the wholesale fertilizer and retail businesses, credit sales in the wholesale and lawn fertilizer businesses and a customary reduction in the liability for grain due to the cash needs of grain producers and market strategies.

  A quarterly cash dividend of $0.04 per common share was paid in each of the first three quarters of 1998. A cash dividend of $0.04 per common share was declared for shareholders of record on October 1, 1998 and was paid on October 21, 1998. Cash dividends of $0.03 per common share were paid quarterly in 1997. The Company made income tax payments of $3.5 million in the first nine months of 1998 and expects to make additional payments totaling approximately $1.1 million in 1998. Also in the first nine months of 1998, the Company issued 67,469 shares (including 16,018 restricted shares) to employees, former employees and directors under registered stock plans and repurchased 36,000 shares. It also issued 192,834 shares for all of the outstanding shares of Crop & Soil, Inc., a corporation operating three retail farm centers in Northwest Ohio.

  Capital expenditures for the first nine months of 1998 total $7.8 million. Total cash capital expenditures for 1998 are expected to approximate $17 million and include additional production capacity in the processing division, plant upgrades and improvements in the agriculture group and the acquisition of additional railcars. Funding for these expenditures is expected to come from cash generated from operations. Capital expenditures can be curtailed if cash generated from operations is less than expected.

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

Impact of Year 2000

  The Year 2000 Issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations.

  The Company plan to resolve the Year 2000 Issue involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all systems that could be significantly affected by the year 2000 and has developed remediation plans that include both modifications and replacements. These remediation plans have been prioritized based on the perceived risk of failure or error. The Company interfaces with third parties in some of its businesses and functional areas. These third party interfaces have been considered in the assessment and remediation plans and have been assigned a high priority for completion.

  In addition, the Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (its "external agents") and received responses from 70% of them. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution processes in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

  Costs incurred to date have totaled approximately $.7 million for the purchase of new software and $.6 million representing existing internal resources that were expensed as incurred. The remaining cost of remediation for the Company is estimated at $1.9 million, which includes $1.7 million for the purchase of software and hardware and $.2 million representing existing internal resources that will be expensed as incurred.

  Year 2000 modification plans and software installations are under way and are expected to be substantially complete by the first quarter of 1999 for all high risk systems except the wholesale fertilizer system that will be installed by the end of the second quarter and the retail cash register systems that will be installed by the third quarter. Testing of remediated systems has begun as well and will be completed for the remaining systems upon completion of modifications.

  There have been no substantial changes to the plans as previously reported. The Company believes that with the planned modifications and conversions, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed before the year 2000, there could be an impact on the operations of the Company. The Company is now in the process of developing contingency plans for its major systems applications and other high-risk systems. This process will both determine the need for a contingency plan based on the current status of remediation and testing as well as determine manual workarounds or other actions for these critical applications.

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

Item 2.  Changes in Securities and Use of Proceeds

  On July 1, 1998, the Company issued 192,834 shares of its common stock to the six former owners of Crop and Soil, Inc. in exchange for all of the outstanding shares of Crop and Soil, Inc. The purchase agreement provides for a purchase price of $2.25 million to be paid in two installments of the Company's common shares. The July 1, 1998 installment was valued at $1.75 million. The second installment, if any, will be made as of April 1, 2000, and will be in shares of the Company's common stock with a value up to $.5 million. This installment will be reduced if the shares transferred in the July 1, 1998 installment provide a compounded total return (market value plus dividends) in excess of 10% to their holders for the period April 1, 1998 to April 1, 2000.

  The shares were issued without registration in reliance on the exemption provided by the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE ANDERSONS, INC.
                                      (Registrant)

Date:  November 12, 1998              By /s/Richard P. Anderson
                                      Richard P. Anderson
                                      Chairman of the Board and Chief Executive
                                        Officer

Date:  November 12, 1998              By /s/Richard R. George
                                      Richard R. George
                                      Vice President and Controller (Principal
                                        Accounting Officer)