Form 10-K405
period 1998-12-31
ANDERSONS INC
filed 1999-03-16
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

       X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $82,876,033 on February 28, 1999, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

          The registrant had 8,166,797 Common shares outstanding, no par value, at February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the 1998 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 1999.

                                     PART I

Item 1.  Business

(a)  General Development of Business

          The Andersons, Inc. is a diversified company with three operating groups. The Agriculture Group merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures agricultural fertilizer, and distributes agricultural inputs (fertilizer, chemicals, seed and supplies) to dealers and farmers. The Processing and Manufacturing Group includes the Processing Segment, which manufactures lawn fertilizer and corncob based products; the Manufacturing Segment that purchases, sells, repairs and leases railcars; and several smaller businesses. The Retail Group operates six retail stores and a distribution center in Ohio.

(b)  Financial Information About Industry Segments

          See Note 13 to the consolidated financial statements for information regarding business segments.

(c)  Narrative Description of Business

Agriculture Group

          The Agriculture Group operates grain elevators, wholesale fertilizer terminals, and retail farm centers.

          The Company's grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company's total grain storage capacity was approximately 80 million bushels at December 31, 1998.

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

          In 1998, the Company signed a five-year lease agreement with Cargill, Inc. for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill- owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 45%, or 35 million bushels, of the Company's total storage space and became effective on June 1, 1998.

          During 1998, approximately 69% of the grain sold by the Company was purchased domestically by grain processors and feeders, and approximately 31% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat.
Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or East Coast. All boat shipments are from the Port of Toledo. Grain sales, except for grain sales subject to the marketing agreement with Cargill which are effected on a negotiated basis with Cargill's merchandising staff, are effected on a negotiated basis by the Company's merchandising staff.

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

          Fixed price purchases and sales of cash grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sale transactions and inventory through the use of futures and option contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

          The Company's hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division's profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers, not from hedging transactions. The Company has a policy which specifies the key controls over its hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

          Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day the open inventory ownership positions as well as open futures and option positions are marked-to-the-market. Gains/losses in the value of the Company's owned inventory positions due to changing market prices are netted with and generally offset by losses/gains in the value of the Company's futures positions.

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

          The Grain operation relies on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to its facilities throughout the year. Bushels contracted for future delivery at February 28, 1999 approximated 33 million, 95% of which are to be delivered to the Company in the 1998 and 1999 crop years (through August 2000). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery.

          The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company's competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

          The Company's wholesale fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and the wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potassium, all of which are readily available from various sources.

          The Company's wholesale fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Company's fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

          The Company's aggregate owned storage capacity for dry fertilizer was
12.6 million cubic feet at December 31, 1998. The Company reserves 6 million cubic feet of this space for various fertilizer manufacturers and customers. The Company's aggregate storage capacity for liquid fertilizer at December 31, 1998 was 30.4 million gallons and 8.7 million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and, generally, are for an initial term of one year and are renewable at the end of each term. The Company also leases 1.1 million cubic feet and 4.4 million gallons of dry and liquid fertilizer capacity, respectively, under arrangements with various fertilizer dealers and warehouses.

          The Company operates fourteen retail farm centers located throughout Michigan, Indiana and Ohio. These centers, located within the same regions as the Company's grain and wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer to farms and golf courses, and chemicals, seeds and supplies to the farmer, many of which are also customers of the Company's grain division. The Company has signed a letter of intent to acquire two additional retail farm centers in Michigan. The purchase is expected to be finalized in the spring of 1999.

          In its agricultural fertilizer businesses, the Company competes with regional cooperatives; fertilizer manufacturers; multi-state retail/wholesale chain store organizations; and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

Processing and Manufacturing Group

          The Processing and Manufacturing Group consists of three business units: the Processing Segment, the Manufacturing Segment and the ventures division.

          The Processing Segment produces and markets granular lawn fertilizer and related products to retailers and professional lawn care companies. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets. Retail lawn products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. During the off-season, ice melt products are distributed to many of the same retailers. Professional lawn products are sold both direct and through distributors to lawn service applicators and to golf courses. Principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company's wholesale fertilizer division. The lawn products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

          The Company is one of the largest producers of processed corncob products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are the Company's grain operations and seed corn producers.

          The Company has signed a letter of intent with International Raw Materials, LTD, to create a joint venture which will operate a fertilizer and ice melt processing facility near Philadelphia, Pennsylvania. This transaction is expected to close in the spring of 1999.

          The Company's Manufacturing Segment buys, sells, leases, rebuilds and repairs various types of used railcars. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users. Some of these leases are nonrecourse to the Company. Competition for railcar marketing and fleet maintenance services is based primarily on service, access to used railcars and access to third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

          The Company's ventures division includes the joint venture operation of ten Tireman auto service centers and The Andersons Mower Center, a lawn and garden power equipment sales and service shop.

Retail Group

          The Company's Retail Group consists of six stores operated as "The Andersons", which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is "The Complete Home Store" and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn & garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays.

          The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. The principal competitive factors are quality of product, price, service and breadth of selection. The Company's retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

Research and Development

          The Company's research and development program is mainly concerned with the development of improved products and processes, primarily for the Processing Segment. The Company expended approximately $340,000, $350,000, and $320,000 on research and development during 1998, 1997 and 1996, respectively.

Employees

          At December 31, 1998, the Company had 1,235 full-time and 1,800 part-time or seasonal employees. The Company believes its relations with its employees are good.

Government Regulation

          Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture ("USDA").

          The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, including acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company's grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company's operations.

          The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials.
The provisions of these various regulations could require modifications of certain of the Company's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. Of the Company's capital expenditures, approximately $650,000, $945,000 and $720,000 in 1998, 1997 and 1996, respectively, were made in order to comply with these regulations.

Item 2.  Properties

     The Company's principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

    (in thousands)                     Agricultural Fertilizer
                              Grain       Dry Storage      Liquid
                             Storage                       Storage
     Location               (bushels)    (cubic feet)     (gallons)
Maumee, OH (3)               21,610          4,500          2,646
Toledo, OH Port (4)          13,650          1,800          2,812
Metamora, OH                  6,860             --             --
Lyons, OH (2)                   380             53            194
Toledo, OH (1)                1,000             --             --
Fremont, OH (2)                  --             47            284
Fostoria, OH (2)                 --             36            279
Gibsonburg, OH (2)               --             35            307
Pulaski, OH (1)(2)               --             33            250
Lordstown, OH                    --            197             --
Champaign, IL                13,500            833             --
Delphi, IN                    6,700            923             --
Clymers, IN (2)               4,450             37          2,636
Dunkirk, IN                   5,980            992             --
Poneto, IN                      620             10          6,298
North Manchester, IN (2)         --             23            127
Waterloo, IN (1)(2)              --            992          1,654
Logansport, IN                   --             33          2,231
Walton, IN (2)                   --            375          5,962
Albion, MI (2)                2,000             20            128
White Pigeon, MI              2,100             --             --
Webberville, MI                  --          1,747          3,916
Litchfield, MI (2)               --             40            252
North Adams, MI (2)              --             20            230
Union City, MI (2)               --             20             40
Munson, MI (2)                   --             33            140
                             78,850         12,640         20,286

(1)  Facility leased.
(2)  Facility is or includes a retail farm center.
(3)  Includes leased facilities with a 4,300-bushel capacity.
(4)  Includes leased facilities with a 7,100-bushel capacity.

     The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, a corn sheller plant, maintenance buildings and truck scales and dumps.

     Wholesale fertilizer and retail farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Company also owns a seed processing facility in Delta, Ohio. Aggregate storage capacity in the fourteen retail farm centers located in Michigan, Indiana and Ohio for liquid fertilizer and dry fertilizer is 2.9 million gallons and 472,500 cubic feet, respectively.

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

(1)  Leased

     The leases for the two stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent leases payments based on achieved sales volume. Neither store achieved a sales level triggering contingent lease payments in 1998, 1997 or 1996.

Other Properties

     The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio and lawn fertilizer production facility in Bowling Green, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio. The Company's Processing Segment venture expects to lease space in Pottstown, Pennsylvania.

     In its railcar business, the Company owns, leases or controls approximately 3,800 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas) with lease terms ranging from one to ten years and future minimum lease payments aggregating $20 million with future minimum sublease income of approximately $15 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

     The Company owns a service and sales facility for outdoor power equipment and several auto service centers leased to its venture. That venture also leases other auto service centers and a warehouse directly from third parties.

     The Company's administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 958 acres of land on which various of the above properties and facilities are located; approximately 415 acres of farmland and land held for future use; approximately 5 acres of improved land in an office/industrial park held for sale; and certain other real estate.

     Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $28 million at December 31, 1998. Additions to property, including intangible assets, for the years ended December 31, 1998, 1997 and 1996 amounted to $14 million, $15 million and $10 million, respectively. See Note 10 to the Company's consolidated financial statements for information as to the Company's leases.

     The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

     The Company is not involved in any legal proceedings that it believes to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 4a.  Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 22, 1999.

                                                                       Year
  Name                           Position                      Age   Assumed

Christopher J.   President, Processing and Manufacturing Group  44    1996
  Anderson       Vice President, Business Development Group           1992
                 General Manager, Ventures & New Business             1990
                   Development

Daniel T.        President, Retail Group                        43    1996
  Anderson       Director of Marketing and Merchandising,             1996
                   Retail Group                                       1991
                 General Merchandise Manager, Retail Group

Michael J.       President and Chief Executive Officer          47    1999
Anderson         President and Chief Operating Officer                1996
                 Vice President and General Manager, Retail           1994
                   Group                                              1990
                 Vice President and General Manager, Grain
                   Group

Richard P.       Chairman of the Board                          69    1999
  Anderson       Chairman of the Board and Chief Executive            1996
                   Officer                                            1987
                 President and Chief Executive Officer

Thomas H.        Chairman Emeritus                              75    1996
  Anderson       Chairman of the Board                                1987

Joseph L.        President, Agriculture Group                   48    1996
  Braker         Vice President and General Manager,                  1994
                   Agriculture Group                                  1990
                 Vice President and General Manager,
                   Agricultural Products Group

Joseph C.        Vice President, Human Resource Development     50    1996
  Christen       Director of Human Resource Development               1988

Dale W.          Vice President - Corporate Services            54    1992
  Fallat         Senior Vice President, Corporate Services            1990

Philip C.        Vice President, Corporate Planning             56    1996
  Fox            Director of Company Planning                         1988

Charles E.       Vice President, Personnel                      57    1996
  Gallagher      Director of Personnel                                1988

Richard R.       Vice President and Controller                  49    1996
  George         Corporate Controller                                 1988

Beverly J.       Vice President, General Counsel and Secretary  57    1996
  McBride        General Counsel and Corporate Secretary              1988

Gary L.          Vice President, Finance and Treasurer          53    1996
  Smith          Corporate Treasurer                                  1988

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The information under the caption Selected Quarterly Financial Data and Market for Common Stock on page 7 and Shareholders on the inside back cover of The Andersons, Inc. 1998 Annual Report to Shareholders is incorporated herein by reference. The Company paid quarterly dividends of four cents and three cents per common share, respectively, in 1998 and 1997. The Company declared quarterly dividends of five cents per common share to be paid January 21, 1999 and April 21, 1999 to shareholders of record on January 4, 1999 and April 1, 1999.

Item 6.  Selected Financial Data

     The information under the caption Selected Financial Data on page 7 of The Andersons, Inc. 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

     The information under the caption Management's Discussion and Analysis appearing on pages 13 through 15 of The Andersons, Inc. 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

     The information under the captions Market Risk Sensitive Instruments and Positions, Commodities and Interest appearing on page 15 of The Andersons, Inc. 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The information under the caption Selected Quarterly Financial Data and Market for Common Stock on page 7 of The Andersons, Inc. 1998 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 9 through 12 and 17 through 28 of The Andersons, Inc. 1998 Annual Report to Shareholders are incorporated herein by reference:

* Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

*    Consolidated Balance Sheets as of December 31, 1998 and 1997

* Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

* Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

*    Notes to Consolidated Financial Statements

     Following is the Report of Independent Auditors on the Consolidated
        Financial Statements and schedule:

Report of Independent Auditors


Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item
14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ERNST & YOUNG LLP


Toledo, Ohio
January 25, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Item 4A included in Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of the Shareholders to be held on April 22, 1999 (the "Proxy Statement"), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

     None

                                    PART IV

Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a) (1)   The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 1998 Annual Report to Shareholders.

     (2) The following consolidated financial statement schedule is included in Item 14(d):
                                                                       Page
        II. Consolidated Valuation and Qualifying Accounts - years
                 ended December 31, 1998, 1997 and 1996                 17

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

          3.1 Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

          3.4 Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

          4.3  Specimen Common Share Certificate. (Incorporated by reference to
               Exhibit 4.1 to Registration Statement No.  33-58963).

          4.4 The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985.

          10.1 Management Performance Program. * (Incorporated by reference to
               Exhibit 10(a) to the Predecessor Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

          10.2 The Andersons, Inc. Amended Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the May 22, 1997 Annual Meeting).

          10.3 The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

          13   The Andersons, Inc. 1998 Annual Report to Shareholders

          21   Subsidiaries of The Andersons, Inc.

          23.1 Consent of Independent Auditors

*  Management contract or compensatory plan.

     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)  Reports on Form 8-K:

          A report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 1998. It contained a December 18, 1998 press release announcing the naming of Michael J. Anderson as President and Chief Executive Officer and Richard P. Anderson as Chairman of the Board.

(c)  Exhibits:

             The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in
(d) below.

(d)  Financial Statement Schedule:

               The financial statement schedule listed in 14(a)(2) follows "Signatures".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 16th day of March, 1999.

                              THE ANDERSONS, INC. (Registrant)

                              By    /s/Michael J. Anderson
                                    Michael J. Anderson
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 16th day of March, 1999.

    Signature                    Title                             Date

/s/Michael J. Anderson   President                            March 16, 1999
Michael J. Anderson      Chief Executive Officer
                         (Principal Executive Officer)

/s/Richard R. George     Vice President and Controller        March 16, 1999
Richard R. George        (Principal Accounting Officer)

/s/Gary L. Smith         Vice President, Finance              March 16, 1999
Gary L. Smith            and Treasurer
                         (Principal Financial Officer)

/s/Richard P. Anderson   Chairman of the Board                March 16, 1999
Richard P. Anderson

                         Director
Donald E. Anderson

/s/Richard M. Anderson   Director                             March 16, 1999
Richard M. Anderson

/s/Thomas H. Anderson    Director                             March 16, 1999
Thomas H. Anderson

/s/John F. Barrett       Director                             March 16, 1999
John F. Barrett

/s/Paul M. Kraus         Director                             March 16, 1999
Paul  M.  Kraus

                         Director
Donald L. Mennel

                         Director
David L. Nichols

/s/Sidney A. Ribeau      Director                             March 16, 1999
Dr. Sidney A. Ribeau

/s/Charles A. Sullivan   Director                             March 16, 1999
Charles A. Sullivan

                         Director
Jacqueline F. Woods

Except for those portions of The Andersons, Inc. 1998 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this filing.

                         SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                              THE ANDERSONS, INC.

                                                                Additions
                                           Balance at   Charged to   Charged to                      Balance
                                           Beginning     Costs and  Other Accounts   Deductions       at End
    Description                            of Period     Expenses    - Describe      - Describe      of Period

Allowance for doubtful accounts receivable:
  Year ended December 31, 1998             $2,957,000   $2,913,962   $ 235,500(2)  $ 1,651,462(1) $ 4,455,000

  Year ended December 31, 1997              3,230,000    1,680,523           -       1,953,523(1)   2,957,000

  Year ended December 31, 1996              3,514,000    4,321,994           -       4,605,994(1)   3,230,000

Allowance for doubtful notes receivable:

  Year ended December 31, 1998             $  777,000   $  530,923   $       -     $   792,923(1) $   515,000

  Year ended December 31, 1997                735,000       86,409           -          44,409(1)     777,000

  Year ended December 31, 1996              1,277,000            -           -         542,000(1)     735,000

(1)  Uncollectible accounts written off, net of recoveries
(2)  Allowance for doubtful accounts acquired in acquisition of business





                        EXHIBIT INDEX

                     THE ANDERSONS, INC.





Exhibit
Number

4.4 The Seventeenth Supplemental Indenture dated August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank

13   The Andersons, Inc. 1998 Annual Report to Shareholders

21   Subsidiaries of The Andersons, Inc.

23.1 Consent of Independent Auditors