Form 10-Q
period 1999-03-31
ANDERSONS INC
filed 1999-05-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                                Yes  X   No __

The registrant had 8,161,581 Common shares outstanding, no par value, at May 1, 1999.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                  Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1999
         and December 31, 1998                                       3

       Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1999 and 1998                  5

       Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1999 and 1998                  6

       Notes to Condensed Consolidated Financial Statements          7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 8

     Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                  12

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                      13

     Signatures                                                     14

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                               March 31      December 31
                                                 1999           1998
                                              (Unaudited)     (Audited)
Current assets
 Cash and cash equivalents                     $   7,718       $  3,253
 Accounts and notes receivable:
   Trade accounts - net                           80,114         62,647
   Margin deposits                                 6,246            248
                                                -----------------------
                                                  86,360         62,895
Inventories:
   Grain                                          74,571         91,218
   Agricultural fertilizer and supplies           40,488         27,127
     Agriculture                                 115,059        118,345
   Merchandise                                    31,785         25,863
   Processing                                     21,474         22,428
   Manufacturing                                  21,919         16,039
   Other                                           2,501          2,315
                                                -----------------------
                                                 192,738        184,990
 Deferred income taxes                             5,787          4,634
 Prepaid expenses                                  4,792          5,502
                                                -----------------------
Total current assets                             297,395        261,274

Other assets:
 Notes receivable (net) and other assets           7,371          8,435
 Investments in and advances to affiliates         1,052          1,057
                                                -----------------------
                                                   8,423          9,492
Property, plant and equipment:
 Land                                             12,095         12,095
 Land improvements and leasehold improvements     26,144         26,056
 Buildings and storage facilities                 88,995         88,818
 Machinery and equipment                         114,677        112,561
 Construction in progress                          2,539          3,059
                                                -----------------------
                                                 244,450        242,589
 Less allowances for depreciation and
   amortization                                  154,605        152,532
                                                -----------------------
                                                  89,845         90,057
                                                -----------------------
                                                $395,663       $360,823
                                                =======================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                               March 31       December 31
                                                 1999            1998
                                              (Unaudited)      (Audited)
Current liabilities
 Notes payable                               $    84,000    $     7,700
 Accounts payable for grain                       36,968         88,978
 Other accounts payable                           89,066         75,301
 Accrued expenses                                 14,766         17,079
 Current maturities of long-term debt              5,992          6,318
                                             --------------------------
Total current liabilities                        230,792        195,376

Pension and postretirement benefits                3,026          3,113

Long-term debt                                    71,757         71,565

Deferred income taxes                              7,070          7,330

Minority interest                                    694            705

Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 8,165 and
   8,140 outstanding at 3/31/99 and 12/31/98,
   respectively)                                      84             84
 Additional paid-in capital                       67,219         67,180
 Treasury stock (265 and 290 shares at 3/31/99
   and 12/31/98, respectively; at cost)           (2,550)        (2,665)
 Accumulated other comprehensive income              (29)           (29)
 Unearned compensation                              (283)           (83)
 Retained earnings                                17,883         18,247
                                               ------------------------
                                                  82,324         82,734
                                               ------------------------
                                                $395,663       $360,823
                                               ========================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Three Months Ended March 31
                                                   1999        1998

Sales and merchandising revenues              $  199,965  $   221,221
Other income                                         790          968
                                              -----------------------
                                                 200,755      222,189

Cost of sales and merchandising revenues         161,889      188,329
                                              -----------------------
Gross profit                                      38,866       33,860

Operating, administrative and general expenses    36,734       32,729
Interest expense                                   2,066        2,458
                                              -----------------------
                                                  38,800       35,187
                                              -----------------------
Income (loss) before income taxes                     66       (1,327)
Income tax expense (credit)                           22         (503)
                                              -----------------------
Net income (loss)                             $       44  $      (824)
                                              =======================
Per common share:
 Basic                                        $     0.01  $     (0.10)
                                              =======================
 Diluted                                      $     0.01  $     (0.10)
                                              =======================
 Dividends paid                               $     0.05  $      0.04
                                              =======================
Weighted average common shares outstanding
  - basic                                          8,157        7,986
                                              =======================
Weighted average common shares outstanding
  - diluted                                        8,302        7,989
                                              =======================
See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                  Three Months Ended March 31
                                                        1999       1998
Operating activities
Net income (loss)                                    $     44   $    (824)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization                        2,702       2,567
   Provision for losses on accounts and notes
     receivable                                           314         (57)
   Deferred income tax                                 (1,039)       (835)
   Other                                                   28         (39)
                                                     --------------------
   Cash provided by operations before changes in
     operating assets and liabilities                   2,049         812
   Changes in operating assets and liabilities:
     Accounts receivable                              (23,779)    (11,183)
     Inventories                                       (7,748)     (6,401)
     Prepaid expenses                                   1,268          74
     Accounts payable for grain                       (52,010)    (66,158)
     Other accounts payable and accrued expenses       11,366      22,490
                                                     --------------------
Net cash used in operating activities                 (68,854)    (60,366)

Investing activities
Purchases of property, plant and equipment             (2,373)     (3,736)
Proceeds from sale of property, plant and equipment        21           8
                                                     --------------------
Net cash used in investing activities                  (2,352)     (3,728)

Financing activities
Net increase in short-term borrowings                  76,300       59,728
Proceeds from issuance of long-term debt               26,574       20,378
Payments of long-term debt                            (26,707)     (20,993)
Purchase of common stock for the treasury                (432)          --
Proceeds from sale of treasury stock to employees         346          413
Dividends paid                                           (410)        (319)
                                                     ---------------------
Net cash provided by financing activities              75,671       59,207
                                                     ---------------------
Increase (decrease) in cash and cash equivalents        4,465       (4,887)
Cash and cash equivalents at beginning of period        3,253        8,278
                                                     ---------------------
Cash and cash equivalents at end of period           $  7,718    $   3,391
                                                     =====================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Total comprehensive income was $44 thousand for the three months ended March 31, 1999 and a loss of $824 for the three months ended March 31, 1998.

Note C -
                  Results of Operations - Segment Disclosures
                                (in thousands)

First Quarter,      Agri-     Manu-
    1999          culture   facturing   Processing    Retail   Other   Total
Revenues from
  external
  customers      $126,601     $6,627     $29,867     $33,700  $3,170 $199,965
Inter-segment       1,635        250         670          --      --    2,555
  sales
Other income          193         34          78          70     415      790
Interest
  expense
  (credit) (a)      1,360        286         391         419    (390)   2,066
Operating
  income (loss)    (1,118)       761       2,577      (2,142)    (12)      66
Identifiable
  assets          215,302     30,786      59,345      63,013  27,217  395,663

First Quarter,      Agri-     Manu-
    1998          culture   facturing   Processing    Retail   Other   Total
Revenues from
  external
  customers      $154,229   $  6,766   $  26,914     $30,753  $2,559 $221,221
Inter-segment
  sales             2,329        325         359          --      --    3,013
Other income          344         49          61          49     465      968
Interest
  expense
  (credit) (a)      1,873        197         378         525    (515)   2,458
Operating
  income (loss)    (1,931)       532       3,176      (3,017)    (87)  (1,327)
Identifiable
  assets          228,265     17,554      49,961      65,996  21,272  383,048

(a) The other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Comparison of the three months ended March 31, 1999 with the three months ended March 31, 1998:

     Sales and merchandising revenues for the three months ended March 31, 1999 totaled $200 million, a decrease of $21.2 million, or 10%, from 1998. Sales in the Agriculture Segment were down $29.7 million, or 20%, due to an 8% volume decrease in grain and a 21% decrease in the average price per bushel sold caused by lower market prices and a change in the mix of grain sold by the Company. Fertilizer sales were up $4.2 million, or 16%, due to a 21% increase in volume, partially offset by a 4% decrease in the average price per ton sold. In addition, merchandising revenues were up $2.1 million, or 36%, due primarily to increases in income from storing grain and fertilizer for others and fees for custom application. In the first quarter of 1999, the Company operated two additional grain elevators, two additional fertilizer distribution facilities and five additional farm centers when compared to the same quarter in 1998.

     The Manufacturing Segment had a slight sales decrease of $.1 million, or 2%. Total revenues in the railcar repair and fabrication shops were down $.2 million while revenues from railcar marketing increased $.1 million.

     The Processing Segment had a $3 million, or 11%, increase in sales. Of this increase, $2.7 million was due to a 16% increase in lawn fertilizer volume, primarily in the professional and industrial markets. This volume increase more than offset a 4% reduction in the average price per ton sold. The remaining increase of $.3 million occurred in the cob-based businesses.

     The Retail Segment experienced a $3 million, or 10%, increase in sales, with all stores showing increases. A portion of this sales increase was due to weather-related sales in January.

     Gross profit for the first quarter of 1999 totaled $38.9 million, an increase of $5 million, or 15%, from the first quarter of 1998. The Agriculture Segment had a gross profit increase of $2.9 million, or 26%, due to the $2.1 million increase in merchandising revenues described above and the additional sales generated by the new facilities described previously.

     Gross profit in the Manufacturing Segment increased $1 million, or 46%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

     Gross profit for the Processing Segment increased slightly from the first quarter of 1998. Both cob-based businesses experienced increased gross profit due to the shift in product mix toward higher margin product and increased sales. Gross profit in the professional and industrial lawn fertilizer businesses increased, due to increased volume despite a decrease in gross profit per ton. In the consumer lawn fertilizer business, gross profit decreased.

     Gross profit in the Retail Segment improved by $1 million, or 12%, from the first quarter of 1998. This was due to the increased sales and margin improvement resulting from changes in the product mix.

     Operating, administrative and general expenses for the first quarter of 1999 totaled $36.7 million, a $4 million, or 12%, increase from the first quarter of 1998. Full time employees increased 10% from the first quarter of 1998 with the majority of the increase due to acquisitions or added capacity in the Agriculture Segment and growth in other segments. Included in the total increase are additional labor and benefits charges of $2.5 million and additional occupancy costs of $.5 million. These increases reflect growth in the underlying businesses. Additional operating expenses relating specifically to the facilities added after the first quarter of 1998 were $1.8 million.

     Interest expense for the first quarter of 1999 was $2.1 million, a $.4 million, or 16%, decrease from the first quarter of 1998. Although average short-term borrowings were 10% higher in the first quarter of 1999 when compared to the first quarter of 1998, the effective interest rate decreased.

     Income before income taxes of $.1 million was an improvement of $1.4 million from the 1998 first quarter pretax loss of $1.3 million. Tax expense has been provided at 32.8%, the Company's expected effective tax rate for 1999.

     Net income of $.04 million improved $.86 million from the 1998 first quarter net loss of $.82 million. Basic and diluted earnings per share were $.01, an $.11 increase from the 1998 first quarter loss.

                        Liquidity and Capital Resources

     The Company's operations (before changes in working capital) provided cash of $2 million in the first quarter of 1999, an increase of $1.2 million from the first quarter of 1998. Working capital at March 31, 1999 was $66.6 million, a slight increase from December 31, 1998. Working capital at March 31, 1998 was $50.8.

     The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. Lines of credit available on March 31, 1999 were $225 million. The Company had drawn $84 million on its short-term lines of credit at March 31, 1999, an increase of $76.3 million from December 31, 1998. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to customer cash needs and market strategies.

     A quarterly cash dividend of $0.05 per common share was paid in the first quarter of 1999. A cash dividend of $0.05 per common share was declared on April 1, 1999 and was paid on April 21, 1999. Cash dividends of $0.04 per common share were paid quarterly in 1998. The Company made income tax payments of $1.7 million in the first quarter and expects to make payments totaling approximately $6.7 million for the remainder of 1999. Also in the first quarter, the Company issued 59,416 shares to its employees under stock compensation plans and purchased 35,000 of its common shares on the open market at an average of $12.36 per share.

     Total cash capital expenditures for 1999 are expected to exceed $20 million and include $6.2 million for additional facilities in the processing and agriculture segments, $1.5 million for additional grain storage, $3.6 million for the acquisition of additional railcars and $1.6 million to replace the point-of-sale system in the Company's retail stores. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Capital expenditures can be curtailed if cash generated from operations is less than expected.

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

                              Impact of Year 2000

     The Company plan to resolve the Year 2000 Issue (the inability of computers to process date information after 1999) involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all systems that could be significantly affected by the year 2000 and has developed remediation plans that include both modifications and replacements. These remediation plans have been prioritized based on the perceived risk of failure or error. The Company interfaces with third parties in some of its businesses and functional areas. These third party interfaces have been considered in the assessment and remediation plans and have been assigned a high priority for completion.

     Costs incurred to date have totaled approximately $1.6 million for the purchase of new software and $.8 million representing existing internal resources that were expensed as incurred. The remaining cost of remediation for the Company is estimated at $1.4 million, which includes $1.2 million for the purchase of software and hardware and $.2 million representing existing internal resources that will be expensed as incurred. This cost information includes an enterprise resource planning (ERP) solution installation in the wholesale fertilizer division initially planned to be completed before the year 2000. The existing fertilizer software has been found to be Year 2000 compliant and while the ERP installation continues, it is not necessary for Year 2000 compliance.

     Year 2000 modification plans and software installations are under way and are substantially complete at the end of the first quarter of 1999 for all significant high risk systems except for the following:

           System                           Modification Completion Date
Farm center system replacement                   3rd Quarter 1999
Retail point-of-sale replacement                 4th Quarter 1999
Railcar marketing system                         2nd Quarter 1999
Processing electronic data interchange           2nd Quarter 1999


     The Company has made significant progress in testing its remediated systems. Except for the systems identified above, the Company expects to have its testing of significant high-risk systems completed by the end of the second quarter of 1999. For the systems identified above testing will be completed immediately following the completion of modifications.

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

     The Company queried its significant suppliers and subcontractors that do not share information systems with the Company (its "external agents") and received responses from 76% of them. The Company is in the process of updating this survey for new external agents added after the initial mailing and throughout 1999. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution processes in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     While the Company is monitoring its external agents, it may also be affected by Year 2000 failures at other 3rd parties such as utilities and the railroads. The Company can not identify all possible worst-case scenarios, however, the most reasonable worst-case scenario would be the failure of utilities and/or transportation systems that are critical to the Company's operations and that couldn't quickly be replaced by other suppliers or through internal resources. In such situations, operations at the affected facility or facilities could be interrupted with adverse effects on the Company's financial results. The Company has no contingency plans for this scenario, except to the extent that it can operate at another unaffected facility.

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

                          Forward Looking Statements

     The preceding Management's Discussion and Analysis contains various "forward-looking statements" which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following factors could cause actual results to differ materially from historical results or those anticipated; weather, supply and demand of commodities including grains, fertilizer and other basic raw materials, market prices for grains and the potential for increased margin requirements, competition, economic conditions, risks associated with acquisitions, interest rates and income taxes.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

                Market Risk Sensitive Instruments and Positions

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodities
     The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company's accounting policy for these hedges, as well as the underlying inventory positions, and purchase and sale contracts is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

     A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. The Company's daily net commodity position consists of inventories, related purchase and sale contracts and exchange traded contracts. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The result of this analysis, which may differ from actual results, is as follows:

        (in thousands)                 March 31,    December 31,
                                         1999           1998
Net long (short) position                $1,128       $ (1,961)
Market risk                                 113            196

Interest
     The fair value of the Company's long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value. In addition, the Company has off-balance sheet interest rate contracts established as hedges. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

           (in thousands)                March 31,   December 31,
                                           1999          1998
Fair value of long-term debt and         $78,794        $78,521
  interest rate contracts
Excess of fair value over carrying         1,045            638
  value
Market risk                                  348            403

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. A report on Form 8-K was filed with the SEC containing a January 12, 1999 press release announcing the settlement with the Commodity Futures Trading Commission relating to its review of the Company's grain contracting activity.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ANDERSONS, INC.
                                 (Registrant)

Date:  May 14, 1999              By /s/Michael J. Anderson
                                 Michael J. Anderson
                                 President and Chief Executive Officer

Date:  May 14, 1999              By /s/Richard R. George
                                 Richard R. George
                                 Vice President and Controller
                                   (Principal Accounting Officer)