Form 10-Q
period 1999-06-30
ANDERSONS INC
filed 1999-08-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 Yes  X   No __

The registrant had 8,031,360 Common shares outstanding, no par value, at August 1, 1999.

                              THE ANDERSONS, INC.

                                     INDEX

                                                                   Page No.
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998                                        3

       Condensed Consolidated Statements of Income -
         Three months and six months ended June 30, 1999 and 1998     5

       Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998                      6

       Notes to Condensed Consolidated Financial Statements           7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  8

     Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                   14

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders    16

     Item 6.  Exhibits and Reports on Form 8-K                       16

     Signatures                                                      16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              THE ANDERSONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     June 30      December 31
                                                      1999           1998
                                                   (Unaudited)     (Audited)
Current assets
 Cash and cash equivalents                           $   6,652     $  3,253
 Accounts and notes receivable:
   Trade accounts - net                                 59,047       62,647
   Margin deposits                                         148          248
                                                     ----------------------
                                                        59,195       62,895
 Inventories:
   Grain                                                46,006       91,218
   Agricultural fertilizer and supplies                 21,307       27,127
                                                     ----------------------
     Agriculture                                        67,313      118,345
   Merchandise                                          32,333       25,863
   Processing                                           18,223       22,428
   Manufacturing                                        23,116       16,039
   Other                                                 2,239        2,315
                                                     ----------------------
                                                       143,224      184,990
 Deferred income taxes                                   4,690        4,634
 Prepaid expenses                                        3,844        5,502
                                                     ----------------------
Total current assets                                   217,605      261,274

Other assets:
 Notes receivable (net) and other assets                 6,726        8,435
 Investments in and advances to affiliates               1,042        1,057
                                                     ----------------------
                                                         7,768        9,492
Property, plant and equipment:
 Land                                                   12,153       12,095
 Land improvements and leasehold improvements           26,444       26,056
 Buildings and storage facilities                       89,717       88,818
 Machinery and equipment                               116,606      112,561
 Construction in progress                                3,955        3,059
                                                     ----------------------
                                                       248,875      242,589
 Less allowances for depreciation and amortization     156,923      152,532
                                                     ----------------------
                                                        91,952       90,057
                                                     ----------------------
                                                      $317,325     $360,823
                                                     ======================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                           (UNAUDITED)(IN THOUSANDS)

                                                       June 30    December 31
                                                        1999         1998
                                                     (Unaudited)   (Audited)
Current liabilities
 Notes payable                                       $  35,000    $   7,700
 Accounts payable for grain                             28,466       88,978
 Other accounts payable                                 64,906       75,301
 Accrued expenses                                       15,940       17,079
 Current maturities of long-term debt                    5,426        6,318
                                                     ----------------------
Total current liabilities                              149,738      195,376

Pension and postretirement benefits                      2,640        3,113

Long-term debt                                          68,371       71,565

Deferred income taxes                                    7,635        7,330

Minority interest                                        1,167          705

Shareholders' equity:
 Common stock (25,000 shares authorized,
   stated value $.01 per share, 8,035 and 8,140
   outstanding at 6/30/99 and 12/31/98, respectively)       84           84
 Additional paid-in capital                             67,220       67,180
 Treasury stock (395 and 290 shares at 6/30/99 and
   12/31/98, respectively; at cost)                     (4,204)      (2,665)
 Accumulated other comprehensive income                    (29)         (29)
 Unearned compensation                                    (237)         (83)
 Retained earnings                                      24,940       18,247
                                                     ----------------------
                                                        87,774       82,734
                                                     ----------------------
                                                      $317,325     $360,823
                                                     ======================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three Months           Six Months
                                          Ended June 30          Ended June 30
                                          1999       1998       1999      1998
Sales and merchandising revenues     $  259,247 $  282,799 $  459,212 $ 504,020
Other income                              1,078      1,040      1,868     2,008
                                     ------------------------------------------
                                        260,325    283,839    461,080   506,028

Cost of sales and merchandising
  revenues                              208,544    235,077    370,433   423,406
                                     ------------------------------------------
     Gross Profit                        51,781     48,762     90,647    82,622

Operating, administrative and
     general expenses                    38,602     37,210     75,336    69,938
Interest expense                          2,052      1,886      4,118     4,344
                                     ------------------------------------------
                                         40,654     39,096     79,454    74,282
                                     ------------------------------------------
Income before income taxes               11,127      9,666     11,193     8,340

Provision for income taxes                3,668      3,296      3,690     2,794
                                     ------------------------------------------
Net income                            $   7,459  $   6,370  $   7,503  $  5,546
                                     ==========================================

Per common share:
     Basic earnings                   $    0.92  $    0.80  $    0.92  $   0.70
                                     ==========================================
     Diluted earnings                 $    0.90  $    0.80  $    0.91  $   0.70
                                     ==========================================
     Dividends paid                   $    0.05  $    0.04  $    0.10  $   0.08
                                     ==========================================
Weighted average common shares
     Outstanding - basic                  8,075      7,960      8,116     7,973
                                     ==========================================
Weighted average common shares
     Outstanding - diluted                8,243      8,012      8,273     7,979
                                     ==========================================

See notes to condensed consolidated financial statements.

                              THE ANDERSONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)(IN THOUSANDS)

                                                       Six Months Ended June 30
                                                           1999       1998
Operating activities
Net income                                              $  7,503    $  5,546
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                           5,515       5,184
   Provision for losses on accounts and notes receivable     532       1,082
   Deferred income tax                                       624      (2,011)
   Other                                                       4          --
                                                        ---------------------
   Cash provided by operations before changes in
     operating assets and liabilities                     14,178       9,801
Changes in operating assets and liabilities:
     Accounts receivable                                   3,168       4,019
     Inventories                                          41,767      70,246
     Prepaid expenses and other assets                     2,716       1,975
     Accounts payable for grain                          (60,512)    (86,428)
     Other accounts payable and accrued expenses         (11,999)     11,064
                                                        ---------------------
Net cash provided by (used in) operating activities      (10,682)     10,677

Investing activities
Purchases of property, plant and equipment                (6,764)     (6,116)
Proceeds from sale of property, plant and equipment          184          19
                                                        ---------------------
Net cash used in investing activities                     (6,580)     (6,097)

Financing activities
Net increase (decrease) in short-term borrowings          27,300      (6,072)
Proceeds from issuance of long-term debt                  56,920      61,985
Payments of long-term debt                               (61,006)    (62,316)
Purchase of common stock for the treasury                 (2,115)       (344)
Proceeds from sale of treasury stock to employees            380         413
Dividends paid                                              (818)       (639)
                                                        ---------------------
Net cash provided by (used in) financing activities       20,661      (6,973)
                                                        ---------------------
Increase (decrease) in cash and cash equivalents           3,399      (2,393)
Cash and cash equivalents at beginning of period           3,253       8,278
                                                        ---------------------
Cash and cash equivalents at end of period              $  6,652    $  5,885
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

Note B - Total comprehensive income was $7.5 million for the six months ended
         June 30, 1999 and $5.5 million for the six months ended June 30, 1998. Total comprehensive income for the quarters ended June 30, 1999 and 1998 was $7.5 million and $6.4 million, respectively.

Note C -              Results of Operations - Segment Disclosures
                                     (in thousands)

Second Quarter,   Agriculture Manufacturing  Processing  Retail  Other  Total
     1999

Revenues from
  external
  customers         $164,523       $ 8,232    $27,646   $54,083 $4,763 $259,247
Inter-segment
  sales                  835           240        425        --     --    1,500
Other income             319            37        135       103    484    1,078
Interest expense
  (credit) (a)         1,036           274        477       389   (124)   2,052
Operating income
  (loss)               5,961         1,122      1,012     3,767   (735)  11,127
Identifiable
  assets at
  June 30, 1999      149,127        31,828     50,185    63,598 22,587  317,325

Second Quarter,
    1998
Revenues from
  external          $197,005       $ 6,372    $24,052   $51,081 $4,289 $282,799
  customers
Inter-segment
  sales                1,202           265        402        --     --    1,869
Other income             347            41        112        77    463    1,040
Interest expense
  (credit) (a)         1,081           210        324       490   (219)   1,886
Operating income
  (loss)               5,902           779      1,827     3,212 (2,054)   9,666
Identifiable
  assets at          148,872        19,839     35,423    64,557 23,297  291,988
  June 30, 1998

First Half, 1999  Agriculture Manufacturing  Processing  Retail  Other  Total

Revenues from
  external
  customers         $291,124       $14,859    $57,513   $87,784 $7,932 $459,212
Inter-segment          2,470           490      1,095        --     --    4,055
  sales
Other income             512            71        212       173    900    1,868
Interest expense
  (credit) (a)         2,396           560        868       808   (514)   4,118
Operating
  income (loss)        4,843         1,883      3,590     1,625   (748)  11,193

First Half, 1998

Revenues from
  external
  customers         $351,234       $13,138    $50,966   $81,834 $6,848 $504,020
Inter-segment
  sales                3,532           590        761        --     --    4,883
Other income             691            90        173       126    928    2,008
Interest expense
  (credit) (a)         2,954           407        702     1,015   (734)   4,344
Operating
  income (loss)        3,971         1,310      5,002       195 (2,138)   8,340

(a) The other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Comparison of the three months ended June 30, 1999 with the three months ended
                                 June 30, 1998:

     Sales and merchandising revenues for the three months ended June 30, 1999 totaled $259 million, a decrease of $23.6 million, or 8%, from 1998. Sales in the Agriculture Segment were down $34.4 million, or 18%, due to a 15% volume decrease in grain and a 12% decrease in the average price per bushel sold caused by lower market prices and a change in the mix of grain sold by the Company. Fertilizer sales were down $4 million, or 6%, due to a 6% decrease in volume, partially offset by a 2% increase in the average price per ton sold.
In addition, merchandising revenues for the Ag Segment were up $1.9 million, or 34%, due primarily to increases in income from storing grain and fertilizer for others and fees for custom application. Total acres, on which custom application was performed, increased 55% from the second quarter of 1998. The second quarter of 1998 includes partial period operations of two grain elevators (one month). There were five additional farm centers and two additional fertilizer distribution facilities in operation in the second quarter of 1999 when compared to the same quarter in 1998.

     The Manufacturing Segment had a sales increase of $1.9 million, or 29%, due primarily to a revenue increase of $2.7 million from the sale of railcars. Total revenues in the railcar repair and fabrication shops were down $.4 million while revenues from the railcar lease portfolio decreased $.4 million.

     The Processing Segment had a $3.6 million, or 15%, increase in sales primarily due to a 16% increase in lawn fertilizer volume, primarily in the professional and industrial markets. In addition, there was a 1% increase in the average price per ton sold. The cob-based businesses had a slight decrease in sales.

     The Retail Segment experienced a $3 million, or 6%, increase in sales, with all stores showing increases. Strong demand for lawn and garden, nursery and home improvement merchandise was the primary reason for the sales increase in the second quarter.

     Gross profit for the second quarter of 1999 totaled $51.8 million, an increase of $3 million, or 6%, from the second quarter of 1998. The Agriculture Segment had a gross profit increase of $1 million, or 5%, due primarily to the increase in merchandising revenues described above.

     Gross profit in the Manufacturing Segment increased $.7 million, or 26%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

     Gross profit for the Processing Segment increased $.1 million, or 1%, from the second quarter of 1998. The lawn fertilizer and pet businesses showed slight increases in gross profit, while the cob business had a gross profit decrease.

     Gross profit in the Retail Segment improved by $1.1 million, or 7%, from the second quarter of 1998. This was due to the increased sales and margin improvement resulting from changes in the product mix.

     Operating, administrative and general expenses for the second quarter of 1999 totaled $38.6 million, a $1.4 million, or 4%, increase from the second quarter of 1998. Operating, administrative and general expenses as a percent of gross profit, however, decreased from 76% for the second quarter of 1998 to 75% in the second quarter of 1999. Full time employees increased 8% from the second quarter of 1998 with the majority of the increase due to acquisitions or added capacity in the Agriculture Segment and growth in other segments. Included in the total increase are additional labor and benefits costs of $2.2 million and additional occupancy costs of $.5 million. These increases reflect growth in the underlying businesses.

     Interest expense for the second quarter of 1999 was $2.1 million, a $.2 million, or 9%, increase from the second quarter of 1998. Although average short-term borrowings were higher in the second quarter of 1999 when compared to the second quarter of 1998, the effective interest rate decreased.

     Income before income taxes of $11.1 million was an improvement of $1.4 million from the 1998 second quarter pretax income of $9.7 million. Tax expense has been provided at 33%, the Company's expected effective tax rate for 1999.

     Net income of $7.5 million improved $1.1 million from the 1998 second quarter net income of $6.4 million. Basic earnings per share were $.92, a $.12 increase from the 1998 second quarter. Diluted earnings per share were $.90, a $.10 increase from the 1998 second quarter.

         Comparison of the six months ended June 30, 1999 with the six months ended June 30, 1998:

     Sales and merchandising revenues for the six months ended June 30, 1999 totaled $459 million, a decrease of $44.8 million, or 9%, from 1998. Sales in the Agriculture Segment were down $64.1 million, or 19%, due to a 12% volume decrease in grain and a 16% decrease in the average price per bushel sold caused by lower market prices and a change in the mix of grain sold by the Company. Fertilizer sales were up very slightly, $.2 million, and include a 3% increase in volume offset by a 3% decrease in the average price per ton sold. In addition, merchandising revenues for the Ag Segment were up $4 million, or 35%, due primarily to increases in income from storing grain and fertilizer for others and fees for custom application. Total acres, on which custom application was performed, increased 55% from 1998. The 1998 results include partial period operations of two grain elevators (one month), one distribution facility (three months) and a farm center (three months). The 1999 first half results include the operations of five additional farm centers and two additional fertilizer distribution facilities (one for one month).

     The Manufacturing Segment had a sales increase of $1.7 million, or 13% due primarily to a $2.8 million increase in the sales of railcars. Total revenues in the railcar repair and fabrication shops were down $.6 million while revenues from the railcar lease portfolio decreased $.5 million.

     The Processing Segment had a $6.5 million, or 13%, increase in sales. Of this increase, $6.3 million was from increases in the lawn fertilizer business, including a 16% increase in lawn fertilizer volume, primarily in the professional and industrial markets. This volume increase more than offset a 2% reduction in the average price per ton sold. The remaining increase of $.2 million, or 3%, occurred in the cob-based businesses.

     The Retail Segment experienced a $5.9 million, or 7%, increase in sales, with all stores showing increases. Sales increases were due primarily to weather-related sales in January and strong demand for lawn and garden, nursery and home improvement merchandise in the second quarter.

     Gross profit for the first half of 1999 totaled $90.6 million, an increase of $8 million, or 10%, from the first half of 1998. The Agriculture Segment had a gross profit increase of $3.9 million, or 12%, due largely to the increase in merchandising revenues described above.

     Gross profit in the Manufacturing Segment increased $1.6 million, or 35%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

     Gross profit for the Processing Segment increased slightly from the first six months of 1998. Gross profit for the lawn fertilizer business and the cob business was flat while gross profit for the much smaller pet business showed a significant increase.

     Gross profit in the Retail Segment improved by $2.1 million, or 9%, from the first half of 1998. This was due to the increased sales and margin improvement resulting from changes in the product mix.

     Operating, administrative and general expenses for the first half of 1999 totaled $75.3 million, a $5.4 million, or 8%, increase from the first half of 1998. Operating, administrative and general expenses as a percent of gross profit, however, decreased from 85% for the first half of 1998 to 83% in the first half of 1999. Full time employees increased 8% from 1998 with the majority of the increase due to acquisitions or added capacity in the Agriculture Segment and growth in other segments. Included in the total increase are additional labor and benefits costs of $4.6 million and additional occupancy costs of $1 million. These increases reflect growth in the underlying businesses.

     Interest expense for the first half of 1999 was $4.1 million, a $.2 million, or 5%, decrease from the first half of 1998. Although average short-term borrowings were higher in the first half of 1999 when compared to the first half of 1998, the effective interest rate decreased.

     Income before income taxes of $11.2 million was an improvement of $2.9 million from the 1998 first half pretax income of $8.3 million. Tax expense has been provided at 33%, the Company's expected effective tax rate for 1999.

     Net income of $7.5 million improved $2 million from the 1998 first half net income of $5.5 million. Basic earnings per share were $.92, a $.22 increase from 1998. Diluted earnings per share were $.91, a $.21 increase from 1998.

                        Liquidity and Capital Resources

     The Company's operations (before changes in operating assets and liabilities) provided cash of $14.2 million in the first half of 1999, an increase of $4.4 million from the first half of 1998. Working capital at June 30, 1999 was $67.9 million, a $2 million increase from December 31, 1998. Working capital at June 30, 1998 was $59.1.

     The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. Lines of credit available on June 30, 1999 were $155 million. The Company had $111 million outstanding on its short- term lines of credit on April 26, its peak for the quarter and the year to date. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to customer cash needs and market strategies.

     A quarterly cash dividend of $0.05 per common share was paid in the first and second quarters of 1999. A cash dividend of $0.05 per common share was declared on July 1, 1999 and was paid on July 21, 1999. Cash dividends of $0.04 per common share were paid quarterly in 1998. The Company made income tax payments of $2.1 million in the first half and expects to make payments totaling approximately $3.6 million for the remainder of 1999. Also in the first half, the Company issued 63,126 shares to its employees under stock compensation plans and purchased 168,000 of its common shares on the open market at an average of $12.59 per share.

     Total cash capital expenditures for 1999 are expected to exceed $20 million and include $6.2 million for additional facilities in the processing and agriculture segments, $1.5 million for additional grain storage, $4.4 million for the acquisition of additional railcars and $1.6 million to replace the point-of-sale system in the Company's retail stores. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Capital expenditures can be curtailed if cash generated from operations is less than expected.

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

     Costs incurred to date have totaled approximately $1.9 million for the purchase of new software and $.8 million representing existing internal resources that were expensed as incurred. The remaining cost of remediation for the Company is estimated at $1 million, which includes $.9 million for the purchase of software and hardware and $.1 million representing existing internal resources that will be expensed as incurred. This cost information includes an enterprise resource planning (ERP) solution installation in the wholesale fertilizer division initially planned to be completed before the year 2000. The existing fertilizer software has been found to be Year 2000 compliant and while the ERP installation continues, it is not necessary for Year 2000 compliance.

     Year 2000 modification plans and software installations are under way and are substantially complete at the end of the second quarter of 1999 for all significant high risk. The only significant systems still being worked on are the following:

           System                     Modification Completion Date
Farm center system replacement              3rd Quarter 1999
Retail point-of-sale replacement            4th Quarter 1999
Railcar marketing system                    3rd Quarter 1999

     The Company has made significant progress in testing its remediated systems. Except for the systems identified above and certain centralized accounting systems, the Company has completed its testing of significant high-risk systems at the end of the second quarter of 1999. For the systems identified above testing will be completed immediately following the completion of modifications. Testing of the high-risk centralized accounting systems will be completed in the third quarter of 1999.

     There have been no substantial changes to the plans as previously reported. The Company believes that with the planned modifications and conversions, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed before the year 2000, there could be an impact on the operations of the Company. The Company has developed contingency plans for its major systems applications and other high-risk systems. This process determined the need for a contingency plan based on the current status of remediation and testing. The contingency plans will determine manual workarounds or other actions for critical applications.

     The Company queried its significant suppliers and subcontractors that do not share information systems with the Company (its "external agents") and received responses from 76% of them. The Company is in the process of updating this survey for new external agents added after the initial mailing and throughout 1999 and following up on business critical suppliers that have not yet responded. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution processes in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     While the Company is monitoring its external agents, it may also be affected by Year 2000 failures at other 3rd parties such as utilities and the railroads. The Company can not identify all possible worst-case scenarios, however, the most reasonable worst-case scenario would be the failure of utilities and/or transportation systems that are critical to the Company's operations and that couldn't quickly be replaced by other suppliers or through internal resources. In such situations, operations at the affected facility or facilities could be interrupted with adverse effects on the Company's financial results. The Company has no contingency plans for this scenario, except to the extent that it can operate at another unaffected facility or utilize the services of another carrier.

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

Commodities
     The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange- traded futures contracts that are designated as hedges.
To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company's accounting policy for these hedges, as well as the underlying inventory positions, and purchase and sale contracts is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

        (in thousands)          June 30, 1999   December 31, 1998

Net long (short) position           $ 1,451          $ (1,961)
Market risk                             145               196

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

           (in thousands)              June 30, 1999   December 31, 1998

Fair value of long-term debt and
 interest rate contracts                   $73,231           $78,521
Excess (deficit) of fair value over
 carrying value                               (566)              638
Market risk                                    458               403

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of the shareholders of The Andersons, Inc. was held on May 15, 1999 to elect twelve directors, to approve an amendment to the Company's Long-Term Performance Compensation Plan and to ratify the appointment of the Company's independent auditors. Results of the voting follow:

Director                           For       Against    Withheld  Not Voted
Donald E. Anderson              7,465,940          0     76,999    623,858
Michael J. Anderson             7,466,240          0     76,699    623,858
Richard M. Anderson             7,466,240          0     76,699    623,858
Richard P. Anderson             7,466,240          0     76,699    623,858
Thomas H. Anderson              7,466,240          0     76,699    623,858
John F. Barrett                 7,493,540          0     49,399    623,858
Paul M. Kraus                   7,493,540          0     49,399    623,858
Donald L. Mennel                7,493,540          0     49,399    623,858
David L. Nichols                7,493,540          0     49,399    623,858
Dr. Sidney A. Ribeau            7,493,340          0     49,599    623,858
Charles A. Sullivan             7,493,540          0     49,399    623,858
Jacqueline F. Woods             7,493,540          0     49,399    623,858

Plan Amendment                  4,669,607    607,686  2,171,003    718,501

Independent Auditors            7,463,451        550     78,938    623,858

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE ANDERSONS, INC.
                                 (Registrant)

Date:  August 13, 1999           By /s/Michael J. Anderson
                                 Michael J. Anderson
                                 President and Chief Executive Officer

Date:  August 13, 1999           By /s/Richard R. George
                                 Richard R. George
                                 Vice President and Controller
                                   (Principal Accounting Officer)