Form 10-Q
period 1999-09-30
ANDERSONS INC
filed 1999-11-12
CIK 821026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                   Yes  X   No
                                       ---     ---

The registrant had 7,929,502 common shares outstanding, no par value, at November 1, 1999.

                               THE ANDERSONS, INC.

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

        Item 1. Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 1999
            and December 31, 1998                                            3

          Condensed Consolidated Statements of Income -
            Three months and nine months ended September 30, 1999 and 1998   5

          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1999 and 1998                    6

          Notes to Condensed Consolidated Financial Statements               7

        Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      8

        Item 3. Quantitative and Qualitative Disclosures About Market Risk  14

PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                           15

        Signatures                                                          15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               THE ANDERSONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       September 30       December 31
                                                            1999             1998
                                                        (Unaudited)         (Note)
                                                       ----------------------------

Current assets
    Cash and cash equivalents                            $  5,026          $  3,253
    Accounts and notes receivable:
      Trade accounts - net                                 44,409            62,647
      Margin deposits                                       5,062               248
                                                       ----------------------------
                                                           49,471            62,895
    Inventories:
      Grain                                               112,647            91,218
      Agricultural fertilizer and supplies                 24,478            27,127
                                                       ----------------------------
        Agriculture                                       137,125           118,345
      Retail merchandise                                   34,411            25,863
      Processing                                           17,777            22,428
      Manufacturing                                        20,398            16,039
      Other                                                 2,354             2,315
                                                       ----------------------------
                                                          212,065           184,990
    Deferred income taxes                                   2,629             4,634
    Prepaid expenses                                        2,996             5,502
                                                       ----------------------------
Total current assets                                      272,187           261,274

Other assets:
    Notes receivable (net) and other assets                 6,652             8,435
    Investments in and advances to affiliates               1,004             1,057
                                                       ----------------------------
                                                            7,656             9,492
Property, plant and equipment:
    Land                                                   12,153            12,095
    Land improvements and leasehold improvements           26,454            26,056
    Buildings and storage facilities                       89,712            88,818
    Machinery and equipment                               117,075           112,561
    Construction in progress                                7,653             3,059
                                                       ----------------------------
                                                          253,047           242,589
    Less allowances for depreciation and amortization     159,165           152,532
                                                       ----------------------------
                                                           93,882            90,057
                                                       ----------------------------
                                                         $373,725          $360,823
                                                       ============================

Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                 (IN THOUSANDS)

                                                          September 30        December 31
                                                              1999                1998
                                                           (Unaudited)           (Note)
                                                          -----------------------------

Current liabilities
    Notes payable                                         $  95,000           $   7,700
    Accounts payable for grain                               33,308              88,978
    Other accounts payable                                   62,846              75,301
    Accrued expenses                                         12,012              17,079
    Current maturities of long-term debt                      5,407               6,318
                                                          -----------------------------
Total current liabilities                                   208,573             195,376

Pension and postretirement benefits                           2,705               3,113

Long-term debt                                               70,027              71,565

Deferred income taxes                                         7,333               7,330

Minority interest                                             1,205                 705

Shareholders' equity:
    Common stock (25,000 shares authorized,
      stated value $.01 per share, 7,939
      and 8,140 outstanding
      at 9/30/99 and 12/31/98, respectively)                     84                  84
    Additional paid-in capital                               67,228              67,180
    Treasury stock (491 and 290 shares at 9/30/99 and
      12/31/98, respectively; at cost)                       (5,233)             (2,665)
    Accumulated other comprehensive income (loss)               (29)                (29)
    Unearned compensation                                      (200)                (83)
    Retained earnings                                        22,032              18,247
                                                          -----------------------------
                                                             83,882              82,734
                                                          -----------------------------
                                                          $ 373,725           $ 360,823
                                                          =============================

Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    Three Months                      Nine Months
                                                 Ended September 30               Ended September 30
                                                1999             1998           1999              1998
                                             ---------------------------------------------------------
Sales and merchandising revenues              $ 173,911       $ 229,216       $ 633,123      $ 733,236
Other income                                        763           1,576           2,631          3,584
                                             ---------------------------------------------------------
                                                174,674         230,792         635,754        736,820

Cost of sales and merchandising revenues        139,984         193,875         510,417        617,281
                                             ---------------------------------------------------------
         Gross profit                            34,690          36,917         125,337        119,539

Operating, administrative and
         general expenses                        35,866          36,225         111,202        106,163
Interest expense                                  2,567           2,153           6,685          6,497
                                             ---------------------------------------------------------
                                                 38,433          38,378         117,887        112,660
                                             ---------------------------------------------------------
Income (loss) before income taxes                (3,743)         (1,461)          7,450          6,879

Income taxes (credit)                            (1,231)           (489)          2,458          2,305
                                             ---------------------------------------------------------

Net income (loss)                             $  (2,512)      $    (972)      $   4,992      $   4,574
                                             =========================================================

Per common share:
         Basic                                $   (0.32)      $   (0.12)      $    0.62      $    0.57
                                             =========================================================
         Diluted                              $   (0.32)      $   (0.12)      $    0.61      $    0.57
                                             =========================================================
         Dividends paid                       $    0.05       $    0.04       $    0.15      $    0.12
                                             =========================================================

Weighted average common shares
         Outstanding - basic                      7,968           8,145           8,066          8,033
                                             =========================================================
Weighted average common shares
         Outstanding - diluted                    7,968           8,145           8,205          8,078
                                             =========================================================

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                   Nine months Ended September 30
                                                                        1999             1998
                                                                   ------------------------------
OPERATING ACTIVITIES
Net income                                                           $  4,992         $  4,574
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                    8,334            7,884
       Provision for losses on accounts and notes receivable              769            2,488
       Deferred income tax                                              2,382             (698)
       Other                                                              137               --
                                                                     -------------------------
       Cash provided by operations before changes in
         operating assets and liabilities                              16,614           14,248
Changes in operating assets and liabilities:
         Accounts receivable                                           12,603            5,459
         Inventories                                                  (27,075)          28,006
         Prepaid expenses and other assets                              3,516            3,977
         Accounts payable for grain                                   (55,670)         (88,455)
         Other accounts payable and accrued expenses                  (17,917)           7,332
                                                                      ------------------------
Net cash used in operating activities                                 (67,929)         (29,433)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                            (11,352)          (7,816)
Proceeds from sale of property, plant and equipment                       178              251
                                                                     -------------------------
Net cash used in investing activities                                 (11,174)          (7,565)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                  87,300           35,360
Proceeds from issuance of long-term debt                               82,272           82,722
Payments of long-term debt                                            (84,721)         (84,223)
Purchase of common stock for the treasury                              (3,184)            (345)
Proceeds from sale of treasury stock to employees                         429              437
Dividends paid                                                         (1,220)            (974)
                                                                     -------------------------
Net cash provided by financing activities                              80,876           32,977
                                                                     -------------------------

Increase (decrease) in cash and cash equivalents                        1,773           (4,021)
Cash and cash equivalents at beginning of period                        3,253            8,278
                                                                     -------------------------
Cash and cash equivalents at end of period                           $  5,026         $  4,257
                                                                     =========================

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

Note B - Total comprehensive income was $5.0 million for the nine months ended September 30, 1999 and $4.6 million for the nine months ended September 30, 1998. Total comprehensive income (loss) for the quarters ended September 30, 1999 and 1998 was ($2.5) million and ($1.0) million, respectively.

Note C -                          RESULTS OF OPERATIONS - SEGMENT DISCLOSURES
                                                (in thousands)


THIRD QUARTER, 1999               AGRICULTURE    MANUFACTURING     PROCESSING        RETAIL           OTHER           TOTAL

Revenues from external
   customers                       $ 105,263       $  12,879       $  13,061       $  38,992       $   3,716       $ 173,911
Inter-segment sales                      644             233             100              --              --             977
Other income                               8              37             176              75             467             763
Interest expense (credit) (a)          1,832             293             376             462            (396)          2,567

Operating income (loss)               (2,329)          1,397          (2,084)           (633)            (94)         (3,743)

Identifiable assets at
   September 30, 1999                217,547          30,010          42,045          65,579          18,544         373,725

THIRD QUARTER, 1998
Revenues from external
   customers                       $ 144,911       $  29,599       $  11,804       $  39,102       $   3,800       $ 229,216
Inter-segment sales                      462             235             121              --              --             818
Other income                             761              38             123              34             620           1,576
Interest expense (credit) (a)          1,574             260             253             503            (437)          2,153

Operating income (loss)               (2,246)          2,215          (1,021)           (478)             69          (1,461)

Identifiable assets at
   September 30, 1998                195,553          23,573          30,987          64,867          19,647         334,627


 FIRST NINE MONTHS,                AGRICULTURE  MANUFACTURING    PROCESSING      RETAIL           OTHER          TOTAL
     1999
Revenues from external
   customers                       $ 396,387      $  27,738      $  70,574      $ 126,776       $  11,648       $ 633,123
Inter-segment sales                    3,114            723          1,195             --              --           5,032
Other income                             520            108            388            248           1,367           2,631
Interest expense (credit) (a)          4,228            853          1,244          1,270            (910)          6,685
Operating income (loss)                2,514          3,280          1,506            992            (842)          7,450

 FIRST NINE MONTHS, 1998
Revenues from external
   customers                       $ 496,145      $  42,737      $  62,770      $ 120,936       $  10,648       $ 733,236
Inter-segment sales                    3,994            825            882             --              --           5,701
Other income                           1,452            128            296            160           1,548           3,584
Interest expense (credit)(a)           4,528            667            955          1,518          (1,171)          6,497
Operating income (loss)                1,725          3,525          3,981           (283)         (2,069)          6,879


(a) The other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE THREE
                        MONTHS ENDED SEPTEMBER 30, 1998:

         Sales and merchandising revenues for the three months ended September 30, 1999 totaled $173.9 million, a decrease of $55.3 million, or 24%, from 1998. Sales in the Agriculture Segment were down $39.9 million, or 29%. Grain sales were down $36.7 million, or 31%, due to a 27% volume decrease and a 6% decrease in the average price per bushel sold. This was caused by lower market prices and a change in the mix of grain sold by the Company. Fertilizer sales were down $3.2 million, or 16%, due to a 4% decrease in volume and a 12% decrease in the average price per ton sold. Merchandising revenues for the Ag Segment were up $.3 million, or 5% resulting in a total decrease in Agriculture revenues of $39.6 million. There were two additional fertilizer distribution facilities and one additional farm center in operation in the third quarter of 1999 when compared to the same quarter in 1998.

         The Manufacturing Segment had a sales decrease of $16.7 million, or 56%, due primarily to reduced sales of railcars. Total revenues in the railcar repair and fabrication shops were down $.3 million while revenues from the railcar lease portfolio increased only slightly.

         The Processing Segment had a $1.3 million, or 11%, increase in sales primarily due to a 16% increase in lawn fertilizer volume, partially offset by a 2% decrease in the average price per ton sold. The cob-based businesses had a slight decrease in sales. An additional processing facility was in operation in the 1999 third quarter and a fourth facility was purchased and will be operational in the fourth quarter of 1999.

         The Retail Segment had flat sales in the aggregate. Four stores had increased sales while two stores had decreases when comparing the third quarter of 1999 to the same period in 1998.

         Gross profit for the third quarter of 1999 totaled $34.7 million, a decrease of $2.2 million, or 6%, from the third quarter of 1998. The Agriculture Segment had a gross profit increase of $.5 million, or 4%, due primarily to increases in gross profit in the farm centers.

         Gross profit in the Manufacturing Segment decreased $2.2 million, or 45%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

         Gross profit for the Processing Segment increased $.2 million, or 5%, from the third quarter of 1998. The lawn fertilizer business showed increased gross profit, while the cob and pet businesses had gross profit decreases.

         Gross profit in the Retail Segment improved by $.1 million, or 1%, from the third quarter of 1998. This was due to margin improvements resulting from changes in the product mix.

         Operating, administrative and general expenses for the third quarter of 1999 totaled $35.9 million, a $.4 million, or 1%, decrease from the third quarter of 1998. Operating, administrative and general expenses as a percent of gross profit, however, increased from 98% for the third quarter of 1998 to 103% in the third quarter of 1999. New 1999 facilities required additional labor and benefits expense of $.5 million, occupancy expenses of $.4 million and other expenses of $.1 million. In addition, approximately $.6 million was invested in increasing productivity in the Processing Group's Maumee, Ohio plant. These increases were more than offset by overall reductions in certain variable expenses.

         Interest expense for the third quarter of 1999 was $2.6 million, a $.4 million, or 19%, increase from the third quarter of 1998. The impact of higher average short-term borrowings in the third quarter of 1999 when compared to the third quarter of 1998, was mitigated by the lower effective interest rate.

         The pretax loss of $3.7 million was $2.3 million worse than the 1998 third quarter pretax loss of $1.5 million. A tax credit has been provided at 33%, the Company's expected effective tax rate for 1999.

         The net loss of $2.5 million was $1.5 million worse than the 1998 third quarter net loss of $1.0 million. The basic and diluted loss per share were $.32, a $.20 decrease from the 1998 third quarter.

      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1998:

         Sales and merchandising revenues for the nine months ended September 30, 1999 totaled $636 million, a decrease of $101.1 million, or 14%, from 1998. Sales in the Agriculture Segment were down $104.1 million, or 22%. Grain sales were down $101 million, or 28%, due to a 17% volume decrease in grain and a 13% decrease in the average price per bushel sold caused by lower market prices and a change in the mix of grain sold by the Company. Fertilizer sales were down $3 million, and include a 3% increase in volume offset by a 6% decrease in the average price per ton sold. Merchandising revenues for the Ag Segment were up $4.3 million, or 25%, due primarily to increases in income from storing grain and fertilizer for others and fees for custom application. Total acres, on which custom application was performed, increased 51% from 1998. The 1998 results include partial period operations of two grain elevators (four months), one fertilizer distribution facility (six months) and four farm centers (three for three months, one for six months). The 1999 results include the operations of one additional farm center and two additional fertilizer distribution facilities (one for four months).

         The Manufacturing Segment had a sales decrease of $15 million, or 35% due primarily to a $13.6 million decrease in the sales of railcars. Total revenues in the railcar repair and fabrication shops were down $.9 million while revenues from the railcar lease portfolio decreased $.5 million.

         The Processing Segment had a $7.8 million, or 12%, increase in sales. Of this increase, $7.7 million was primarily from a 16% increase in volume in the lawn fertilizer business. This volume increase more than offset a 2% reduction in the average price per ton sold. The remaining increase of $.1 million, or 1%, occurred in the cob-based businesses. The lawn fertilizer business began operations at a third facility in mid-1999 and will begin operations at a fourth processing and distribution facility in the fourth quarter.

         The Retail Segment experienced a $5.9 million, or 5%, increase in sales, with most stores showing increases. Sales increases were due primarily to weather-related sales in January and strong demand for lawn and garden, nursery and home improvement merchandise in the second quarter.

         Gross profit for the first nine months of 1999 totaled $125.3 million, an increase of $5.8 million, or 5%, from the first nine months of 1998. The Agriculture Segment had a gross profit increase of $4.5 million, or 10%, due largely to the increase in merchandising revenues described previously.

         Gross profit in the Manufacturing Segment decreased $.6 million, or 6%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

         Gross profit for the Processing Segment increased $.3 million, or 2%, from the first nine months of 1998. Gross profit for the lawn fertilizer business and the much smaller pet business was up while the cob business had a 2% decrease in gross profit.

         Gross profit in the Retail Segment improved by $2.2 million, or 6%, from the first nine months of 1998. This was due to the increased sales and margin improvement resulting from changes in the product mix.

         Operating, administrative and general expenses for the first nine months of 1999 totaled $111.2 million, a $5.0 million, or 5%, increase from the first nine months of 1998. Operating, administrative and general expenses as a percent of gross profit, however, stayed flat at 89% for both the first nine months of 1998 and 1999. New facilities required additional labor and benefits expense of $1.8 million, occupancy expense of $1.8 million and other expense of $1.4 million.

         Interest expense for the first nine months of 1999 was $6.7 million, a $.2 million, or 3%, increase from the first nine months of 1998. The impact of higher average short-term borrowings in the first nine months of 1999 when compared to the same period in 1998, was mitigated by the lower effective interest rate.

         Income before income taxes of $7.5 million was an improvement of $.6 million from the 1998 first nine months pretax income of $6.9 million. Tax expense has been provided at 33%, the Company's expected effective tax rate for 1999.

         Net income of $5 million improved $.4 million from the 1998 first nine months net income of $4.6 million. Basic earnings per share were $.62, a $.05 increase from 1998. Diluted earnings per share were $.61, a $.04 increase from 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations (before changes in operating assets and liabilities) provided cash of $16.6 million in the first nine months of 1999, an increase of $2.4 million from the first nine months of 1998. Working capital at September 30, 1999 was $63.6 million, a $2.3 million decrease from December 31, 1998. Working capital at September 30, 1998 was $58.9.

         The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. At September 30, 1999, the Company had borrowed $95 million against its $155 million available short-term lines of credit. The Company had $111 million outstanding on its short-term lines of credit on April 26, its peak for the year to date. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to customer cash needs and market strategies.

         A quarterly cash dividend of $0.05 per common share was paid in the first, second and third quarters of 1999. A cash dividend of $0.05 per common share was declared on October 1, 1999 and was paid on October 21, 1999. Cash dividends of $0.04 per common share were paid quarterly in 1998. The Company made income tax payments of $4.2 million in the first nine months and expects to make payments totaling approximately $.1 million for the remainder of 1999. Also in the first nine months, the Company issued 66,081 shares to its employees under stock compensation plans and purchased 267,100 its common shares on the open market at an average of $11.92 per share.

         Total cash capital expenditures for 1999 are expected to exceed $20 million and include $1.6 million for additional agricultural fertilizer and storage facilities, $5.1 million for additional processing lines and facilities in the processing division, $1.5 million for additional grain storage, $3.8 million for the acquisition of additional railcars and $1.6 million to replace the point-of-sale system in the Company's retail stores. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Certain capital expenditures can be curtailed if cash generated from operations is less than expected.

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

         Costs incurred to date have totaled approximately $2.8 million for the purchase of new software and $.8 million representing existing internal resources that were expensed as incurred. The remaining cost of remediation is negligible. This cost information includes an enterprise resource planning (ERP) solution installation in the wholesale fertilizer division initially planned to be completed before the year 2000. The existing software used in the wholesale fertilizer division has been found to be Year 2000 compliant and while the ERP installation continues, it is not necessary for Year 2000 compliance. Costs of approximately $.2 million are required to complete the wholesale fertilizer ERP installation.

         Year 2000 modification plans and software installations are substantially complete at the end of the third quarter of 1999 for all significant high risk systems. The two systems modifications noted below each have installations to be completed in certain locations, however, the modification has been successfully completed and installed for other Company locations. These installations will be completed in 1999 as noted below:

                  SYSTEM             REMAINING LOCATIONS   MODIFICATION COMPLETION DATE
---------------------------------------------------------------------------------------
Farm center system replacement          1 Farm Center             December, 1999
Retail point-of-sale replacement        3 Retail Stores           November, 1999

         The Company has made significant progress in testing its remediated systems. The Company has completed its testing of significant high-risk systems at the end of the third quarter of 1999.

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

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (its "external agents"). The Company has continued to update this survey for new external agents added after the initial mailing and throughout 1999 and followed up on business critical suppliers that had not responded. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution processes in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         While the Company is monitoring its external agents, it may also be affected by Year 2000 failures at other 3rd parties such as utilities and the railroads. The Company can not identify all possible worst-case scenarios, however, the most reasonable worst-case scenario would be the failure of utilities and/or transportation systems that are critical to the Company's operations and that could not be replaced in a timely manner by other suppliers or through internal resources. In such situations, operations at the affected facility or facilities could be interrupted with adverse effects on the Company's financial results. The Company has no contingency plans for this scenario, except to the extent that it can operate at another unaffected facility or utilize the services of another carrier.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

                 MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodities
         The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company's accounting policy for these hedges, as well as the underlying inventory positions, and purchase and sale contracts is to mark them to the market price daily and include gains and losses in the statement of operations in sales and merchandising revenues.

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


                   (in thousands)                      SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                       ---------------------------------------
Net long (short) position                                       $ (1,458)            $ (1,961)
Market risk                                                          146                  196

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

                                                                SEPTEMBER 30,     DECEMBER 31,
                           (in thousands)                           1999              1998
                                                              -------------------------------
Fair value of long-term debt and interest rate contracts           $75,402            $78,521
Excess (deficit) of fair value over carrying value                     (32)               638
Market risk                                                             50                403

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE ANDERSONS, INC.
                                      (Registrant)

Date:  November 12, 1999              By /s/Michael J. Anderson
                                      Michael J. Anderson
                                      President and Chief Executive Officer

Date:  November 12, 1999              By /s/Richard R. George
                                      Richard R. George
                                      Vice President and Controller (Principal
                                            Accounting Officer)