Form 10-K405
period 1999-12-31
ANDERSONS INC
filed 2000-03-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1562374 (I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)

Registrant’s telephone number, including area code (419) 893-5050

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $47,047,796 on February 29, 2000, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

      The registrant had 7,655,269 Common shares outstanding, no par value, at February 29, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1999 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 10, 2000.

PART I

Item 1. Business

(a) General Development of Business

      The Andersons, Inc. is a diversified company with four operating groups. The Agriculture Group merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures agricultural fertilizer, and distributes agricultural inputs (fertilizer, chemicals, seed and supplies) to dealers and farmers. The Processing Group manufactures lawn fertilizer and corncob based products for use primarily in the lawn and garden and pet industries. The Manufacturing Group purchases, sells, repairs and leases railcars and other rail equipment. The Retail Group operates six retail stores and a distribution center in Ohio.

(b) Financial Information About Industry Segments

      See Note 13 to the consolidated financial statements for information regarding business segments.

(c) Narrative Description of Business

Agriculture Group

      The Agriculture Group operates grain elevators, wholesale fertilizer terminals, and farm centers.

      The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s total grain storage capacity was approximately 80 million bushels at December 31, 1999.

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

      In 1998, the Company signed a five-year lease agreement with Cargill, Inc. for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 45%, or 35 million bushels, of the Company’s total storage space and became effective on June 1, 1998.

      During 1999, approximately 69% of the grain sold by the Company was purchased domestically by grain processors and feeders, and approximately 31% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or East Coast. All boat shipments are from the Port of Toledo. Grain sales, except for grain sales subject to the marketing agreement with Cargill which are effected on a negotiated basis with Cargill’s merchandising staff, are effected on a negotiated basis by the Company’s merchandising staff.

      The Company’s grain business may be adversely affected by the grain supply (both crop quality and quantity) in its principal growing area, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See “Government Regulation”. The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Company.

      Fixed price purchases and sales of cash grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sale transactions and inventory through the use of futures and option contracts with the Chicago Board of Trade (“CBOT”). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

      The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers, not from hedging transactions. The Company has a policy which specifies the key controls over its hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

      Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day the open inventory ownership positions as well as open futures and option positions are marked-to-the-market. Gains/losses in the value of the Company’s owned inventory positions due to changing market prices are netted with and generally offset by losses/gains in the value of the Company’s futures positions.

      When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction which is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant increases in market prices, such as occur when weather conditions are unfavorable for extended periods, can have an effect on the Company’s liquidity and require it to maintain appropriate short-term lines of credit. The Company may utilize CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

      The Grain operation relies on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to its facilities throughout the year. Bushels contracted for future delivery at February 29, 2000 approximated 49 million, 95% of which are to be delivered to the Company in the 1999 and 2000 crop years (through August 2001). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery.

      The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

      The Company’s wholesale fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and the wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potassium, all of which are readily available from various sources.

      The Company’s wholesale fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

      The Company’s aggregate owned wholesale storage capacity for dry fertilizer was 12.9 million cubic feet at December 31, 1999. The Company reserves 5.9 million cubic feet of this space for various fertilizer manufacturers and customers. The Company’s aggregate wholesale storage capacity for liquid fertilizer at December 31, 1999 was 29.7 million gallons and 8.4 million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and, generally, are for an initial term of one year and are renewable at the end of each term. The Company also leases .3 million cubic feet and 4.4 million gallons of dry and liquid fertilizer capacity, respectively, under arrangements with various fertilizer dealers and warehouses.

      The Company operates fourteen farm centers located throughout Michigan, Indiana and Ohio. These centers, located within the same regions as the Company’s grain and wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer to farms and golf courses, and chemicals, seeds and supplies to the farmer.

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

Processing Group

      The Processing Group produces and markets granular lawn fertilizer and related products to retailers and professional lawn care companies. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets. Retail lawn products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. During the off-season, ice melt products are distributed to many of the same retailers. Professional lawn products are sold both direct and through distributors to lawn service applicators and to golf courses. Principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company’s wholesale fertilizer division. The lawn products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

      The Company is one of the largest producers of processed corncob products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are the Company’s grain operations and seed corn producers.

      The Company has signed a letter of intent with The Scott’s Company, Inc. to acquire their U.S. professional turf business. The transaction is expected to close by May 31, 2000.

Manufacturing Group

      The Company’s Manufacturing Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users. Some of these leases are nonrecourse to the Company. Competition for railcar marketing and fleet maintenance services is based primarily on service, access to used rail equipment and access to third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

      The Company completed its first lease transaction involving locomotives in December 1999. The Company plans to continue to diversify its fleet both as to car type and by primary industry.

Retail Group

      The Company’s Retail Group consists of six stores operated as “The Andersons”, which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “More for Your Home” and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn & garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays.

      The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. The principal competitive factors are location, quality of product, price, service, reputation, and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

Other Businesses

      The Company announced in January 2000 that it intends to sell its interest in The Andersons — Tireman Auto Centers to its current venture partner and the current general manager. This transaction is expected to close in the first quarter.

Research and Development

      The Company’s research and development program is mainly concerned with the development of improved products and processes, primarily for the Processing Group. The Company expended approximately $380,000, $340,000, and $350,000 on research and development during 1999, 1998 and 1997, respectively.

Employees

      At December 31, 1999, the Company had 1,276 full-time and 1,777 part-time or seasonal employees. The Company believes its relations with its employees are good.

Government Regulation

      Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).

      The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, including acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.

      The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. Of the Company’s capital expenditures, approximately $810,000, $650,000 and $945,000 in 1999, 1998 and 1997, respectively, were made in order to comply with these regulations.

Item 2. Properties

      The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,570	4,500	2,878

Toledo, OH Port (4)	13,450	1,800	2,812

Metamora, OH	6,860	—	—

Lyons, OH (2)	380	53	194

Toledo, OH (1)	1,000	—	—

Fremont, OH (2)	—	47	284

Fostoria, OH (2)	—	36	279

Gibsonburg, OH (2)	—	35	307

Pulaski, OH (1) (2)	—	33	250

Lordstown, OH	—	197	—

Champaign, IL	13,500	833	—

Delphi, IN	6,700	923	—

Clymers, IN (2)	4,400	37	2,636

Dunkirk, IN	5,980	833	—

Poneto, IN	600	10	6,298

North Manchester, IN (2)	—	23	127

Seymour, IN	—	720	943

Waterloo, IN (1) (2)	—	992	1,654

Logansport, IN	—	33	3,292

Walton, IN (2)	—	375	5,962

Albion, MI (2)	2,500	22	163

White Pigeon, MI	2,450	—	—

Webberville, MI	—	1,747	3,916

Litchfield, MI (2)	—	40	252

North Adams, MI (2)	—	27	317

Union City, MI (2)	—	60	430

Munson, MI (2)	—	33	160

	79,390	13,409	33,154

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 4,300-bushel capacity.

(4)	Includes leased facilities with a 7,500-bushel capacity.

      The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, a corn sheller plant, maintenance buildings and truck scales and dumps.

      Wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Seymour, Indiana; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. Aggregate storage capacity in the fourteen farm centers located in Michigan, Indiana and Ohio for liquid fertilizer and dry fertilizer is 3.5 million gallons and 521,150 cubic feet, respectively.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000

Toledo Store	Toledo, OH	130,000

Woodville Store (1)	Northwood, OH	100,000

Lima Store (1)	Lima, OH	117,000

Brice Store	Columbus, OH	128,000

Sawmill Store	Columbus, OH	134,000

Warehouse (1)	Maumee, OH	245,000

(1) Leased

      The leases for the two stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent leases payments based on achieved sales volume. Neither store achieved a sales level triggering contingent lease payments in 1999, 1998 or 1997.

Other Properties

      The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio, a lawn fertilizer production facility in Bowling Green, Ohio and a lawn fertilizer production facility in Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio. The Company also participates in a venture that leases lawn fertilizer production and warehouse facilities in Pottstown, Pennsylvania.

      In its railcar business, the Company owns, leases or controls approximately 30 locomotives and 4,300 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas) with lease terms ranging from one to twelve years and future minimum lease payments aggregating $41 million with future minimum sublease income of approximately $39 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

      The Company owns a service and sales facility for outdoor power equipment and several auto service centers leased to its venture. That venture also leases other auto service centers and a warehouse directly from third parties. The Company expects to continue as landlord on its auto service centers.

      The Company’s administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 994 acres of land on which various of the above properties and facilities are located; approximately 383 acres of farmland and land held for future use; approximately 4 acres of improved land in an office/industrial park held for sale; and certain other real estate.

      Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $33 million at December 31, 1999. Additions to property, including intangible assets, for the years ended December 31, 1999, 1998 and 1997 amounted to $22 million, $16 million and $16 million, respectively. See Note 10 to the Company’s consolidated financial statements for information as to the Company’s leases.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 4a. Executive Officers of the Registrant

      Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 20, 2000.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	Vice President and General Manager, Wholesale Fertilizer Division, Agriculture Group	47	1999

Christopher J. Anderson	Executive Vice President, Strategy and Business Development	45	1999

	President, Processing and Manufacturing Group		1996

Daniel T. Anderson	President, Retail Group	44	1996

	Director of Marketing and Merchandising, Retail Group		1996

Michael J. Anderson	President and Chief Executive Officer	48	1999

	President and Chief Operating Officer		1996

Richard M. Anderson	President, Processing Group	45	1999

Richard P. Anderson	Chairman of the Board	70	1999

	Chairman of the Board and Chief Executive Officer		1996

Joseph C. Christen	Vice President, Human Resource Development	51	1996

Dale W. Fallat	Vice President — Corporate Services	55	1992

Philip C. Fox	Vice President, Corporate Planning	57	1996

Charles E. Gallagher	Vice President, Personnel	58	1996

Richard R. George	Vice President and Controller	50	1996

Beverly J. McBride	Vice President, General Counsel and Secretary	58	1996

Harold M. Reed	Vice President and General Manager, Grain Division, Agriculture Group	43	1999

Martin R. Rossol	Vice President and General Manager, Farm Center Division, Agriculture Group	45	1999

Rasesh H. Shah	President, Manufacturing Group	45	1999

Gary L. Smith	Vice President, Finance and Treasurer	54	1996

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 and Shareholders on the inside back cover of The Andersons, Inc. 1999 Annual Report to Shareholders is incorporated herein by reference. The Company paid quarterly dividends of five cents and four cents per common share, respectively, in 1999 and 1998. The Company declared quarterly dividends of six cents per common share to be paid January 21, 2000 and April 21, 2000 to shareholders of record on January 3, 2000 and April 1, 2000.

Item 6. Selected Financial Data

      The information under the caption Selected Financial Data on page 12 of The Andersons, Inc. 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations

      The information under the caption Management’s Discussion & Analysis appearing on pages 18 through 20 of The Andersons, Inc. 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      The information under the captions Market Risk Sensitive Instruments and Positions, Commodities and Interest appearing on page 20 and 21 of The Andersons, Inc. 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 of The Andersons, Inc. 1999 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 13 through 17 and 22 through 32 of The Andersons, Inc. 1999 Annual Report to Shareholders are incorporated herein by reference:

•	Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

•	Consolidated Balance Sheets as of December 31, 1999 and 1998

•	Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999, 1998 and 1997

•	Notes to Consolidated Financial Statements

      Following is the Report of Independent Auditors on the Consolidated Financial Statements and schedule:

Report of Independent Auditors

Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Toledo, Ohio
January 24, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On February 25, 2000, The Andersons, Inc. determined that the firm of Ernst & Young LLP (E&Y) would no longer serve as the Company’s independent accounting firm, effective with the filing of this document.

      During the years ended December 31, 1999 and 1998 and the subsequent interim period, there were no disagreements between the Company and E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have been referred to in their reports. E&Y’s reports on the Company’s financial statements for the years ended December 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

      The decision to change independent accountants was approved by the Audit Committee of the Company’s Board of Directors

      The Company has engaged PricewaterhouseCoopers LLP as its new independent accountants, also effective with the filing of this document.

PART III

Item 10. Directors and Executive Officers of the Registrant

      For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” in Item 4a included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on April 20, 2000 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation

      The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None

PART IV

Item 14. Financial Statement Schedules and Reports on Form 8-K

(a) (1) The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 1999 Annual Report to Shareholders.

      (2) The following consolidated financial statement schedule is included in Item 14(d):

Page

II.	Consolidated Valuation and Qualifying Accounts — years ended December 31, 1999, 1998 and 1997	18

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K)

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 22, 1999 Annual Meeting).

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

13	The Andersons, Inc. 1999 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors

*	Management contract or compensatory plan.

      The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed in the fourth quarter of 1999.

(c) Exhibits:

The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(d) Financial Statement Schedule:

The financial statement schedule listed in 14(a)(2) follows “Signatures”.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 10th day of March, 2000.

THE ANDERSONS, INC. (Registrant)

By /s/Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 10th day of March, 2000.

Signature	Title	Date

/s/Michael J. Anderson Michael J. Anderson	President Chief Executive Officer (Principal Executive Officer)	3/10/00

/s/Richard R. George Richard R. George	Vice President & Controller (Principal Accounting Officer) Vice President, Finance &	3/10/00

/s/Gary L. Smith Gary L. Smith	Treasurer (Principal Financial Officer)	3/10/00

/s/Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/10/00

/s/Donald E. Anderson Donald E. Anderson	Director	3/10/00

/s/Richard M. Anderson Richard M. Anderson	Director	3/10/00

/s/Thomas H. Anderson Thomas H. Anderson	Director	3/10/00

/s/John F. Barrett John F. Barrett	Director	3/10/00

/s/Paul M. Kraus Paul M. Kraus	Director	3/10/00

/s/Donald L. Mennel Donald L. Mennel	Director	3/10/00

/s/David L. Nichols David L. Nichols	Director	3/10/00

/s/Sidney A. Ribeau Dr. Sidney A. Ribeau	Director	3/10/00

/s/Charles A. Sullivan Charles A. Sullivan	Director	3/10/00

/s/Jacqueline F. Woods Jacqueline F. Woods	Director	3/10/00

Except for those portions of The Andersons, Inc. 1999 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as a part of this filing.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THE ANDERSONS, INC.

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts	Deductions		at End
Description	of Period	Expenses	- Describe	- Describe		of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 1999	$4,455,000	$826,543	$—	$1,301,543	(1)	$3,980,000

Year ended December 31, 1998	2,957,000	2,913,962	235,500 (2)	1,651,462	(1)	4,455,000

Year ended December 31, 1997	3,230,000	1,680,523	—	1,953,523	(1)	2,957,000

Allowance for doubtful notes receivable:

Year ended December 31, 1999	$515,000	$353,508	$—	$285,508	(1)	$583,000

Year ended December 31, 1998	777,000	530,923	—	792,923	(1)	515,000

Year ended December 31, 1997	735,000	86,409	—	44,409	(1)	777,000

(1)	Uncollectible accounts written off, net of recoveries

(2)	Allowance for doubtful accounts acquired in acquisition of business

EXHIBIT INDEX

THE ANDERSONS, INC.

Exhibit
Number

13	The Andersons, Inc. 1999 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors