Form 10-Q
period 2000-03-31
ANDERSONS INC
filed 2000-05-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1562374
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio	43537
(Address of principal executive offices)	(Zip Code)

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

Yes   X   No

The registrant had 7,554,469 Common shares outstanding, no par value, at May 1, 2000.

THE ANDERSONS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets —

March 31, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Operations -

Three months ended March 31, 2000 and 1999	5

Condensed Consolidated Statements of Cash Flows -

Three months ended March 31, 2000 and 1999	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ANDERSONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31	December 31
	2000	1999

Current assets

Cash and cash equivalents	$6,047	$25,614

Accounts and notes receivable:

Trade accounts — net	77,894	51,812

Margin deposits	5,178	1,339

	83,072	53,151

Inventories:

Grain	91,865	83,796

Agricultural fertilizer and supplies	25,931	17,766

Agriculture	117,796	101,562

Retail	34,423	29,540

Processing	25,717	28,386

Manufacturing	22,914	17,365

Other	587	1,470

	201,437	178,323

Deferred income taxes	5,105	5,641

Prepaid expenses	4,887	5,796

Total current assets	300,548	268,525

Other assets:

Notes receivable (net) and other assets	4,984	4,640

Investments in and advances to affiliates	975	954

	5,959	5,594

Property, plant and equipment:

Land	11,885	12,237

Land improvements and leasehold improvements	26,699	27,266

Buildings and storage facilities	91,382	91,374

Machinery and equipment	121,497	118,872

Software	3,606	3,555

Construction in progress	7,747	8,895

	262,816	262,199

Less allowances for depreciation and amortization	160,083	159,542

	102,733	102,657

	$409,240	$376,776

See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (continued)
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31	December 31
	2000	1999

Current liabilities

Notes payable	$88,800	$45,000

Accounts payable for grain	32,417	68,883

Other accounts payable	95,690	65,079

Accrued expenses	15,869	17,465

Current maturities of long-term debt	4,447	4,159

Total current liabilities	237,223	200,586

Deferred income	3,374	4,026

Pension and postretirement benefits	3,347	3,255

Long-term debt	73,003	74,127

Deferred income taxes	7,429	8,742

Minority interest	229	1,235

Shareholders’ equity:

Common stock (25,000 shares authorized, stated value $.01 per share, 7,594 and 7,707 outstanding at 3/31/00 and 12/31/99, respectively)	84	84

Additional paid-in capital	67,131	67,227

Treasury stock (836 and 723 shares at 3/31/00 and 12/31/99, respectively; at cost)	(7,895)	(7,158)

Accumulated other comprehensive income	(144)	(144)

Unearned compensation	(259)	(158)

Retained earnings	25,718	24,954

	84,635	84,805

	$409,240	$376,776

See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31
	2000	1999

Sales and merchandising revenues	$196,948	$199,965

Other income	1,918	790

	198,866	200,755

Cost of sales and merchandising revenues	154,820	161,889

Gross profit	44,046	38,866

Operating, administrative and general expenses	39,531	36,734

Interest expense	2,676	2,066

	42,207	38,800

Income before income taxes	1,839	66

Income tax expense	617	22

Net income	$1,222	$44

Per common share:

Basic	$0.16	$0.01

Diluted	$0.16	$0.01

Dividends paid	$0.06	$0.05

Weighted average common shares outstanding – basic	7,670	8,157

Weighted average common shares outstanding – diluted	7,674	8,302

See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(IN THOUSANDS)

	Three Months Ended March 31
	2000	1999

Operating activities

Net income	$1,222	$44

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	3,094	2,702

Provision for losses on accounts and notes receivable	46	314

Deferred income tax	(777)	(1,039)

Gain on sale of business and property, plant & equipment	(950)	(2)

Other	(22)	30

Cash provided by operations before changes in operating assets and liabilities	2,613	2,049

Changes in operating assets and liabilities:

Accounts receivable	(30,118)	(23,779)

Inventories	(23,825)	(7,748)

Prepaid expenses	190	1,365

Accounts payable for grain	(36,466)	(52,010)

Other accounts payable and accrued expenses	29,191	11,366

Net cash used in operating activities	(58,415)	(68,757)

Investing activities

Purchases of property, plant and equipment	(4,855)	(2,470)

Proceeds from sale of business & property, plant and equipment	2,200	21

Net cash used in investing activities	(2,655)	(2,449)

Financing activities

Net increase in short-term borrowings	43,800	76,300

Proceeds from issuance of long-term debt	45,050	26,574

Payments of long-term debt	(45,886)	(26,707)

Purchase of common stock for the treasury	(1,317)	(432)

Proceeds from sale of treasury stock to employees	321	346

Dividends paid	(465)	(410)

Net cash provided by financing activities	41,503	75,671

Increase (decrease) in cash and cash equivalents	(19,567)	4,465

Cash and cash equivalents at beginning of period	25,614	3,253

Cash and cash equivalents at end of period	$6,047	$7,718

See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A –	In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

Note B –	Total comprehensive income was $1.2 million for the three months ended March 31, 2000 and $44 thousand for the three months ended March 31, 1999.

Note C –	The Retail segment was restated for the addition of a retail store selling lawn and garden equipment (the “Mower Center”). The results of this operation were previously reported in Other.

Results of Operations – Segment Disclosures
(in thousands)

First Quarter, 2000	Agriculture	Manufacturing	Processing	Retail	Other	Total

Revenues from external customers	$118,614	$6,473	$34,182	$35,190	$2,489	$196,948

Inter-segment sales	1,192	240	659	—	—	2,091

Other income	266	136	92	106	1,318	1,918

Interest expense (credit) (a)	1,638	313	606	458	(339)	2,676

Operating income (loss)	1,415	481	1,701	(2,169)	411	1,839

Identifiable assets	211,592	36,746	75,650	65,194	20,058	409,240

First Quarter, 1999	Agriculture	Manufacturing	Processing	Retail	Other	Total

Revenues from external customers	$126,601	$6,627	$29,867	$34,350	$2,520	$199,965

Inter-segment sales	1,635	250	670	—	—	2,555

Other income	193	34	78	85	400	790

Interest expense (credit) (a)	1,360	286	391	421	(392)	2,066

Operating income (loss)	(1,118)	761	2,577	(2,142)	(12)	66

Identifiable assets	215,302	30,786	59,345	64,350	25,880	395,663

(a)	The other category of interest expense includes net interest income at the company level, representing the rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended March 31, 2000 with the three months ended
March 31, 1999:

      Sales and merchandising revenues for the three months ended March 31, 2000 totaled $196.9 million, a decrease of $3 million, or 2%, from 1999. Sales in the Agriculture Segment were down $9.1 million, or 8%, due to an 18% volume decrease in grain offset by a 5% increase in the average price per bushel sold. Fertilizer sales were up $3 million, or 10%, due to a 23% increase in volume, offset by a 10% decrease in the average price per ton sold. In addition, merchandising revenues for the Agriculture Group were up $1.1 million, or 14%, due primarily to increases in income from storing grain and fertilizer for others, fees for custom application and favorable basis movement in the grain business. This was offset by a significant decrease in drying and mixing income due to the generally good quality of grain received from the last harvest. In the first quarter of 2000, the Company operated one additional fertilizer manufacturing and distribution facility when compared to the same quarter in 1999.

      The Manufacturing Segment had a slight sales decrease of $.2 million, or 2%. Total revenues in the railcar repair and fabrication shops were down $.2 million, and there were no railcar sales or financings completed during the first quarter of 2000, but lease fleet income was up $1.8 million or 47%. This fleet income growth was due to additional railcars and locomotives controlled and in service.

      The Processing Segment had a $4.3 million, or 14%, increase in sales. All of this increase was attributable to increased volumes and price per ton sold in the lawn fertilizer division. The cob-based businesses experienced a reduction of volume partially offset by a 2% increase in the average price per ton sold. There are two additional lawn fertilizer blending facilities being operated in the first quarter of 2000 when compared to the first quarter of 1999. They are located in Montgomery, Alabama and Pottstown, Pennsylvania. The Processing Segment has signed a definitive purchase agreement for the purchase of the Scott’s Pro Turf business. Closing is scheduled for the second quarter. The Company anticipates that this acquisition will significantly increase revenues for the segment.

      The Retail Segment experienced a $.8 million, or 2%, increase in sales, with five of the six stores and the Mower Center showing increases. The majority of the increase related to strong lawn and garden sales in March.

      Gross profit for the first quarter of 2000 totaled $44 million, an increase of $5.2 million, or 13%, from the first quarter of 1999. Included in this amount is a $.9 million gain on the sale of the Company’s investment in The Andersons-Tireman joint venture. The Agriculture Segment had a gross profit increase of $2.9 million, or 21%, due to the $1.1 million increase in merchandising revenues described previously and additional fertilizer gross profit related to increases in volume and margin per ton.

      Gross profit in the Manufacturing Segment decreased $.4 million, or 11%, from the prior year. This was due primarily to the timing of and margins on railcar sales.

      Gross profit for the Processing Segment increased $1.3 million, or 13%, from the first quarter of 1999. As a whole, this segment experience both improved volume and gross profit per ton. The lawn fertilizer businesses experienced increases that were partially offset by decreases in the cob-based businesses.

      Gross profit in the Retail Segment improved by $.2 million, or 2%, from the first quarter of 1998. This was due primarily to the increased sales noted previously. Gross margin percentages were the same in both quarters.

      Operating, administrative and general expenses for the first quarter of 2000 totaled $39.5 million, a $2.8 million, or 8%, increase from the first quarter of 1999. Full time employees increased 4% from the first quarter of 1999 with the majority of the increase due to acquisitions or added capacity in the Processing Segment. Included in the total increase are additional labor and benefits charges of $1.2 million and additional occupancy costs of $.7 million. These increases primarily reflect planned growth in the Processing Segment. Additional operating expenses relating specifically to facilities added after the first quarter of 1999 were $1.4 million.

      Interest expense for the first quarter of 2000 was $2.7 million, a $.6 million, or 30%, increase from the first quarter of 1999. Average short-term borrowings were approximately 26% higher in the first quarter of 2000 when compared to the first quarter of 1999 and the effective short-term interest rate increased almost a full percentage point.

      Income before income taxes of $1.8 million was a significant improvement from the 1999 first quarter pretax income of $66 thousand. Tax expense has been provided at 33.5%, the Company’s expected effective tax rate for 2000.

      Net income of $1.2 million also improved significantly from the 1999 first quarter net income of $44 thousand. Basic and diluted earnings per share were $.16, a $.15 increase from the 1999 first quarter earnings per share of $.01.

Liquidity and Capital Resources

      The Company’s operations (before changes in working capital) provided cash of $2.6 million in the first quarter of 2000, an increase of $.6 million from the first quarter of 1999. Working capital at March 31, 2000 was $63.3 million, a $4.6 million decrease from December 31, 1999. Working capital at March 31, 1999 was $66.6.

      The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. Lines of credit available on March 31, 2000 were $175 million. The Company had drawn $88.8 million on its short-term lines of credit at March 31, 2000, an increase of $43.8 million from December 31, 1999. The Company’s peak short-term borrowing occurred on March 23, 2000 and amounted to $113.8 million. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to cash needs and market strategies of grain customers.

      A quarterly cash dividend of $0.06 per common share was paid in the first quarter of 2000. A cash dividend of $0.06 per common share was declared on April 1, 2000 and was paid on April 21, 2000. Cash dividends of $0.05 per common share were paid quarterly in 1999. The Company made income tax payments of $.1 million in the first quarter and expects to make payments totaling approximately $4.2 million for the remainder of 2000. Also, in the first quarter, the Company issued 58,476 shares to its employees under stock compensation plans and purchased 171,500 of its common shares on the open market at an average of $7.68 per share.

      Total capital expenditures for 2000 are expected to approximate $25 million and include $8 million for additional facilities and businesses in the Processing Segment, $5.2 million for the acquisition of additional railcars and $.9 million to replace information systems hardware and software. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Capital expenditures may be curtailed if cash generated from operations is less than expected.

      Certain of the Company’s long-term debt is secured by first mortgages on various facilities. Some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Company to be substantially hedged in its grain transactions.

      The Company’s liquidity is enhanced by the fact that grain inventories are readily marketable. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward Looking Statements

      The preceding Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market Risk Sensitive Instruments and Positions

      The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodities
      The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company’s accounting policy for these hedges, as well as the underlying inventory positions, and purchase and sale contracts is to mark them to the market daily and include gains and losses in the statement of income in sales and merchandising revenues.

      A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. The Company’s daily net commodity position consists of inventories, related purchase and sale contracts and exchange traded contracts. The fair value of such position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The result of this analysis, which may differ from actual results, is as follows:

(in thousands)	March 31, 2000	December 31, 1999

Net long (short) position	$19	$(153)

Market risk	2	15

Interest
      The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Such fair value exceeded the long-term debt carrying value. In addition, the Company has off-balance sheet interest rate contracts established as hedges. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

(in thousands)	March 31, 2000	December 31, 1999

Fair value of long-term debt and interest rate contracts	$76,995	$77,964

Fair value in excess of (less than) carrying value	(455)	(322)

Market risk	421	595

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K. A report on Form 8-K was filed with the SEC on February 25, 2000 announcing a change in audit firms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

(Registrant)

Date: May 12, 2000	By /s/ Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

Date: May 12, 2000	By /s/ Richard R. George

Richard R. George Vice President and Controller (Principal Accounting Officer)