Form 10-Q
period 2000-06-30
ANDERSONS INC
filed 2000-08-11
CIK 821026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The registrant had 7,507,597 Common shares outstanding, no par value, at August 1, 2000.

                               THE ANDERSONS, INC.

                                      INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION
-------------------------------

         Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets - June 30, 2000
             and December 31, 1999                                             3

           Condensed Consolidated Statements of Operations -
             Three months and six months ended June 30, 2000 and 1999          5

           Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2000 and 1999                           6

           Notes to Condensed Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  13

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders         15

         Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               THE ANDERSONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            June 30           December 31
                                                                              2000                1999
                                                                         --------------------------------
Current assets
    Cash and cash equivalents                                            $    5,332              $ 25,614
    Accounts and notes receivable:
      Trade accounts (net)                                                   60,236                51,812
      Margin deposits                                                           106                 1,339
                                                                         --------------------------------
                                                                             60,342                53,151
    Inventories:
      Grain                                                                  45,017                83,796
      Agricultural fertilizer and supplies                                   17,737                17,766
                                                                         --------------------------------
        Agriculture                                                          62,754               101,562
      Retail                                                                 32,212                29,540
      Processing                                                             35,243                28,386
      Manufacturing                                                          23,178                17,365
      Other                                                                     594                 1,470
                                                                         --------------------------------
                                                                            153,981               178,323
    Deferred income taxes                                                     3,752                 5,641
    Prepaid expenses                                                          3,295                 5,796
                                                                         --------------------------------
Total current assets                                                        226,702               268,525

Other assets:
    Notes receivable (net) and other assets                                  10,123                 4,640
    Investments in and advances to affiliates                                   988                   954
                                                                         --------------------------------
                                                                             11,111                 5,594
Property, plant and equipment:
    Land                                                                     11,885                12,237
    Land improvements and leasehold improvements                             26,774                27,266
    Buildings and storage facilities                                         91,305                91,374
    Machinery and equipment                                                 124,188               118,872
    Software                                                                  3,655                 3,555
    Construction in progress                                                  7,960                 8,895
                                                                         --------------------------------
                                                                            265,767               262,199
    Less allowances for depreciation and amortization                       159,948               159,542
                                                                         --------------------------------
                                                                            105,819               102,657
                                                                         --------------------------------
                                                                           $343,632              $376,776
                                                                         ================================

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (continued) (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            June 30           December 31
                                                                              2000                1999
                                                                           ------------------------------
Current liabilities
    Notes payable                                                       $    52,200           $    45,000
    Accounts payable for grain                                               27,489                68,883
    Other accounts payable                                                   66,006                65,079
    Accrued expenses                                                         16,027                17,465
    Current maturities of long-term debt                                      8,009                 4,159
                                                                           ------------------------------
Total current liabilities                                                   169,731               200,586

Deferred income                                                               1,205                 4,026

Pension and postretirement benefits                                           3,590                 3,255

Long-term debt                                                               71,836                74,127

Deferred income taxes                                                         7,415                 8,742

Minority interest                                                               231                 1,235

Shareholders' equity:
    Common stock (25,000 shares authorized, stated value $.01 per share,
      7,503 and 7,707 outstanding at 6/30/00 and 12/31/99, respectively)         84                    84
    Additional paid-in capital                                               66,488                67,227
    Treasury stock (927 and 723 shares at 6/30/00 and
      12/31/99, respectively; at cost)                                       (8,597)               (7,158)
    Accumulated other comprehensive income                                     (144)                 (144)
    Unearned compensation                                                      (194)                 (158)
    Retained earnings                                                        31,987                24,954
                                                                           ------------------------------
                                                                             89,624                84,805
                                                                           ------------------------------
                                                                           $343,632              $376,776
                                                                           ==============================

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months                          Six Months
                                                                  Ended June 30                        Ended June 30
                                                               2000             1999             2000              1999
                                                          ---------------------------------------------------------------
Sales and merchandising revenues                           $  258,101       $  259,247        $  455,049       $  459,212
Other income                                                    1,112            1,078             3,029            1,868
                                                          ---------------------------------------------------------------
                                                              259,213          260,325           458,078          461,080

Cost of sales and merchandising revenues                      207,108          208,544           361,928          370,433
                                                          ---------------------------------------------------------------
         Gross Profit                                          52,105           51,781            96,150           90,647

Operating, administrative and general
     expenses                                                  39,404           38,602            78,935           75,336
Interest expense                                                2,594            2,052             5,270            4,118
                                                          ---------------------------------------------------------------
                                                               41,998           40,654            84,205           79,454
                                                          ---------------------------------------------------------------
Income before income taxes                                     10,107           11,127            11,945           11,193

Provision for income taxes                                      3,389            3,668             4,005            3,690
                                                          ---------------------------------------------------------------

Net income                                                 $    6,718      $     7,459       $     7,940       $    7,503
                                                          ===============================================================

Per common share:
         Basic earnings                                    $     0.89      $      0.92       $      1.05       $     0.92
                                                          ===============================================================
         Diluted earnings                                  $     0.89      $      0.90       $      1.04       $     0.91
                                                          ===============================================================
         Dividends paid                                    $     0.06      $      0.05       $      0.12       $     0.10
                                                          ===============================================================

Weighted average common shares
         Outstanding - basic                                    7,524            8,075             7,597            8,116
                                                        =================================================================
Weighted average common shares
         Outstanding - diluted                                  7,533            8,243             7,605            8,273
                                                        =================================================================

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)(IN THOUSANDS)

                                                                                 Six months ended June 30
                                                                                  2000              1999
                                                                             ----------------------------
OPERATING ACTIVITIES
Net income                                                                    $   7,940       $     7,503
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                              6,264             5,515
       Provision for losses on accounts and notes receivable                         65               532
       Deferred income tax                                                          563               624
       Gain on sale of business and property, plant &
           equipment                                                               (949)               (2)
       Other                                                                         36                 6
                                                                             ----------------------------
       Cash provided by operations before changes in
         operating assets and liabilities                                        13,919            14,178
       Changes in operating assets and liabilities:
         Accounts receivable                                                     (7,407)            3,168
         Inventories                                                             38,592            41,767
         Prepaid expenses and other assets                                        1,321             2,859
         Accounts payable for grain                                             (42,494)          (60,512)
         Other accounts payable and accrued expenses                             (1,340)          (11,999)
                                                                             ----------------------------
Net cash provided by (used in) operating activities                               2,591           (10,539)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                      (11,061)           (6,907)
Purchase of working capital and intangibles of business                         (15,861)                -
Proceeds from sale of business & property, plant and equipment                    2,237               184
                                                                             ----------------------------
Net cash used in investing activities                                           (24,685)           (6,723)

FINANCING ACTIVITIES
Net increase in short-term borrowings                                             7,200            27,300
Proceeds from issuance of long-term debt                                        109,791            56,920
Payments of long-term debt                                                     (111,926)          (61,006)
Purchase of common stock for the treasury                                        (2,652)           (2,115)
Proceeds from sale of treasury stock to employees                                   321               380
Dividends paid                                                                     (922)             (818)
                                                                             ----------------------------
Net cash provided by financing activities                                         1,812            20,661
                                                                             ----------------------------

Increase (decrease) in cash and cash equivalents                                (20,282)            3,399
Cash and cash equivalents at beginning of period                                 25,614             3,253
                                                                             ----------------------------
Cash and cash equivalents at end of period                                    $   5,332         $   6,652
                                                                             ============================

See notes to condensed consolidated financial statements.

                               THE ANDERSONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made.

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

Note B - Total comprehensive income was $7.9 million for the six months ended June 30, 2000 and $7.5 million for the six months ended June 30, 1999. Total comprehensive income for the quarters ended June 30, 2000 and 1999 was $6.7 million and $7.5 million, respectively.

Note C - The June 30, 2000 balance sheet includes preliminary inventory, intangibles and related liabilities purchased from The Scotts Company in connection with the purchase of the Pro Turf product line. The purchase was effective May 31, 2000, and the accounting should be finalized in the third quarter.

Note D - The Retail segment was restated for the addition of a retail store selling lawn and garden equipment (the "Mower Center"). The results of this operation were previously reported in Other.

Note E             RESULTS OF OPERATIONS - SEGMENT DISCLOSURES
                                 (in thousands)

SECOND QUARTER, 2000            AGRICULTURE       MANUFACTURING       PROCESSING      RETAIL      OTHER       TOTAL

Revenues from external
   customers                         $164,997             $ 9,079          $30,390     $53,635    $    --     $258,101
Inter-segment sales                     1,491                 262              314          --         --        2,067
Other income                              308                  17              100         211        476        1,112
Interest expense (credit) (a)
                                        1,202                 416              764         399       (187)       2,594
Operating income (loss)
                                        6,210                 358               80       3,864       (405)      10,107
Identifiable assets at June
   30, 2000                           144,454              38,493           77,911      63,144     19,630      343,632

SECOND QUARTER, 1999              AGRICULTURE       MANUFACTURING       PROCESSING      RETAIL      OTHER       TOTAL

Revenues from external
   customers                         $164,523             $ 8,232          $27,646     $55,889    $ 2,957     $259,247
Inter-segment sales                       835                 240              425          --         --        1,500
Other income                              319                  37              135         124        463        1,078
Interest expense (credit) (a)
                                                              274              477         389       (124)       2,052
Operating income (loss)
                                        5,961               1,122            1,012       3,917       (885)      11,127
Identifiable assets at June
   30, 1999                           149,127              31,828           50,185      64,793     21,392      317,325

      FIRST HALF, 2000            AGRICULTURE       MANUFACTURING       PROCESSING      RETAIL      OTHER       TOTAL

Revenues from external
   customers                         $283,611             $15,552          $64,572     $88,825    $ 2,489     $455,049
Inter-segment sales                     2,683                 502              973          --         --        4,158
Other income                              574                 153              192         317      1,793        3,029
Interest expense (credit) (a)
                                        2,840                 729            1,370         857       (526)       5,270
Operating income (loss)
                                        7,625                 839            1,780       1,695          6       11,945

      FIRST HALF, 1999
Revenues from external
   customers                         $291,124             $14,859          $57,513     $90,239    $ 5,477     $459,212
Inter-segment sales                     2,470                 490            1,095          --         --        4,055
Other income                              512                  71              212         209        864        1,868
Interest expense (credit) (a)
                                        2,396                 560              868         811       (517)       4,118
Operating income (loss)
                                        4,843               1,883            3,590       1,758       (881)      11,193

(a) The other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 WITH THE THREE MONTHS ENDED JUNE 30, 1999:

         SALES AND MERCHANDISING REVENUES for the three months ended June 30, 2000 totaled $258.1 million, a decrease of $1.1 million, or less than 1%, from 1999. SALES in the Agriculture Segment were down $2.3 million, or 1%. Grain sales were up $2.7 million with no change in volume and a 3% increase in the average price per bushel sold. Fertilizer sales were down $5 million with a $2.8 million, or 7%, decrease in the wholesale division and a $2.2 million, or 9%, decrease in the farm center division. Average price per fertilizer ton sold was down in both divisions, while wholesale had increased volume and the farm centers experienced a volume decrease. At least a portion of the farm center decrease was based on unusually wet spring weather in some locations. MERCHANDISING REVENUES for the Agriculture Group were up $2.8 million, or 36%, due primarily to increases in income from storing grain for others and favorable basis movement in the grain business. This was offset by a decrease in drying and mixing income due to the generally good quality of grain received from the last harvest.

         The Manufacturing Segment had a sales increase of $.8 million, or 10%. Total revenues in the railcar repair and fabrication shops were down slightly. Railcar sales and financings completed during the second quarter of 2000 were down $.3 million, or 10%, however gross lease fleet income was up $1.2 million or 32%. This fleet income growth was due to additional railcars and locomotives controlled and in service as compared to 1999.

         The Processing Segment had a $2.7 million, or 10%, increase in sales. All of this increase was attributable to increased volumes and price per ton sold in the lawn fertilizer division. The cob-based businesses experienced a reduction of volume partially offset by a 7% increase in the average price per ton sold. There are two additional lawn fertilizer blending facilities being operated in 2000 when compared to 1999. They are located in Montgomery, Alabama and Pottstown, Pennsylvania. The Processing Segment also completed its purchase of Pro Turf assets from The Scotts Company. Assets purchased included inventory and intangibles as well as the assumption of certain employee benefit liabilities of the business. The Company anticipates that this acquisition will significantly increase future revenues for the Processing Segment.

         The Retail Segment experienced a $2.2 million, or 4%, decrease in sales, with five of the six stores showing decreases. The majority of the decrease is related to unusually wet weather in the second quarter. Management anticipates that some of the lost sales will be recovered in the third quarter.

         GROSS PROFIT for the second quarter of 2000 totaled $52.1 million, an increase of $.3 million, or 1%, over the second quarter of 1999. The Agriculture Segment had a gross profit increase of $.9 million, or 4%, due to the increase in merchandising revenues described previously and additional wholesale fertilizer volume and margin per ton, partially offset by decreases in gross profit on sales in grain and the farm centers.

         Gross profit in the Manufacturing Segment decreased $.1 million, or 4%, from the prior year. This was due to fewer railcar sales and a soft market for the segment's primary car type - the covered hopper - reducing margins.

         Gross profit for the Processing Segment increased $1.5 million, or 19%, from the second quarter of 1999. As a whole, this segment experienced both improved volume and gross profit per ton. The lawn fertilizer businesses experienced increases that were partially offset by decreases in the cob-based businesses.

         Gross profit in the Retail Segment decreased by $.2 million, or 1%, from the second quarter of 1999. This was due primarily to the decreased sales noted previously, partially offset by an increase in gross margin percentage.

         OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES for the second quarter of 2000 totaled $39.4 million, a $.8 million, or 2%, increase from the second quarter of 1999. Full time employees increased 5% from the second quarter of 1999 due to acquisitions and added capacity in the Processing Segment. The increase reflects planned growth in the Processing Segment, offset by the reduction of expenses related to the sale of the investment in the Andersons-Tireman joint venture at the end of the first quarter.

         INTEREST EXPENSE for the second quarter of 2000 was $2.6 million, a $.5 million, or 26%, increase from the second quarter of 1999. Average quarterly short-term borrowings were flat when comparing 2000 to 1999, while the effective short-term interest rate increased by more than a full percentage point.

         INCOME BEFORE INCOME TAXES of $10.1 million decreased 9% from the 1999 second quarter pretax income of $11.1 million. Income tax expense has been provided at 33.5%, the Company's expected effective tax rate for 2000.

         NET INCOME of $6.7 million decreased $.8 million from the 1999 second quarter net income of $7.5 million. Basic and diluted earnings per share were $.89, a $.03 and $.01 decrease, respectively, from the 1999 second quarter earnings per share.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 WITH THE SIX MONTHS ENDED JUNE 30, 1999:

         SALES AND MERCHANDISING REVENUES for the six months ended June 30, 2000 totaled $455 million, a decrease of $4.2 million, or 1%, from 1999. SALES in the Agriculture Segment were down $11.4 million, or 4%. Grain sales were down $9.4 million with a 9% decrease in volume offset by a 4% increase in the average price per bushel sold. Fertilizer sales were down $2 million with a $.5 million decrease in the wholesale division and a $1.5 million decrease in the farm center division. Average price per fertilizer ton sold was down in both divisions while the wholesale division had a 12% increase in volume and the farm centers experienced a volume decrease. At least a portion of the farm center decrease was based on unusually wet weather in the second quarter in some locations. MERCHANDISING REVENUES for the Agriculture Group were up $3.9 million, or 25%, due primarily to increases in income from storing grain for others and favorable basis movement in the grain business. This was offset by a decrease in drying and mixing income due to the generally good quality of grain received from the last harvest.

         The Manufacturing Segment had a sales increase of $.7 million, or 5%. Total revenues in the railcar repair and fabrication shops were down slightly. Railcar sales and financings completed during 2000 were down $2.1 million, or 40%, however lease fleet income was up $3 million or 39%. This fleet income growth was due to additional railcars and locomotives controlled and in service as compared to 1999.

         The Processing Segment had a $7.1 million, or 12%, increase in sales. All of this increase was attributable to increased volumes and price per ton sold in the lawn fertilizer division. The cob-based businesses experienced a reduction of volume partially offset by a 4% increase in the average price per ton sold. There are two additional lawn fertilizer blending facilities being operated in 2000 when compared to 1999. They are located in Montgomery, Alabama and Pottstown, Pennsylvania. The increased sales also reflect one month of sales of the Pro Turf product line, formerly owned by The Scotts Company.

         The Retail Segment experienced a $1.4 million, or 2%, decrease in sales, with three of the six stores showing decreases. The decrease reflects unusually wet weather in the second quarter, and in certain markets, increased competition and heavy road construction.

         GROSS PROFIT for the first half of 2000 totaled $96.2 million, an increase of $5.5 million, or 6%, from 1999. Included in this amount is a $.9 million gain on the sale of the Company's investment in The Andersons-Tireman joint venture. The Agriculture Segment had a gross profit increase of $3.8 million, or 11%, due primarily to the increase in merchandising revenues described previously and additional wholesale fertilizer volume and margin per ton, offset by decreases in gross profit on sales in grain and the farm centers.

         Gross profit in the Manufacturing Segment decreased $.5 million, or 8%, from the prior year. This was due to reduced railcar sales and a soft lease market for the segment's primary car type - the covered hopper.

         Gross profit for the Processing Segment increased $2.8 million, or 16%, from 1999. As a whole, this segment experienced both improved volume and gross profit per ton. The lawn fertilizer businesses experienced increases that were partially offset by decreases in the cob-based businesses.

         Gross profit in the Retail Segment for the first half of 2000 was flat when compared to 1999. This was due primarily to the decreased sales noted previously, partially offset by a slight increase in gross margin percentage.

         OPERATING, ADMINISTRATIVE AND GENERAL EXPENSES for the first half of 2000 totaled $78.9 million, a $3.6 million, or 5%, increase from 1999. Full time employees increased 5% from the second quarter of 1999 due to acquisitions and added capacity in the Processing Segment and the opening of an additional wholesale fertilizer facility near the end of the second quarter of 1999. The increase includes a $1 million increase in labor and benefits and a $1.7 million increase in occupancy expenses.

         INTEREST EXPENSE for the first half of 2000 was $5.3 million, a $1.2 million, or 28%, increase from 1999. Average short-term borrowings increased 13% when comparing 2000 to 1999 and the effective short-term interest rate increased by more than a full percentage point.

         INCOME BEFORE INCOME TAXES of $11.9 million increased 7% from the 1999 pretax income of $11.2 million. Income tax expense has been provided at 33.5%, the Company's expected effective tax rate for 2000.

         NET INCOME of $7.9 million increased $.4 million from the 1999 net income of $7.5 million. Basic and diluted earnings per share were $1.05 and 1.04, respectively. This represents $.13 increases from the 1999 basic and diluted earnings per share.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations (before changes in working capital) provided cash of $13.9 million in the first half of 2000, a decrease of $.3 million from the first half of 1999. Working capital at June 30, 2000 was $57 million, a $10.9 million decrease from both December 31, 1999 and June 30, 1999.

         The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. Lines of credit available on June 30, 2000 were $155 million. The Company had drawn $52.2 million on its short-term lines of credit at June 30, 2000, an increase of $7.2 million from December 31, 1999. The Company's peak short-term borrowing occurred on March 23, 2000 and amounted to $113.8 million. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to cash needs and market strategies of grain customers.

         A quarterly cash dividend of $0.06 per common share was paid in the first and second quarters of 2000. A cash dividend of $0.06 per common share was declared on July 1, 2000 and was paid on July 21, 2000. Cash dividends of $0.05 per common share were paid quarterly in 1999. The Company made income tax payments of $3.1 million in the first half of 2000 and expects to make payments totaling approximately $.4 million for the remainder of the year. Also, in the first half, the Company issued 58,476 shares to its employees under stock compensation plans and purchased 330,600 of its common shares on the open market at an average of $8.02 per share. The Company also issued 68,934 common shares to complete its 1998 acquisition of Crop and Soil, Inc.

         Total capital expenditures for 2000 are expected to approximate $24 million and include $8 million for additional facilities and businesses in the Processing Segment, $5.2 million for the acquisition of additional railcars and $.9 million to replace information systems hardware and software. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Capital expenditures may be curtailed if cash generated from operations is less than expected.

         Certain of the Company's long-term debt is secured by first mortgages on various facilities and/or collateralized by railcars owned by the Company. Some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Company to be substantially hedged in its grain transactions.

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

Commodities
         The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company's accounting policy for these hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

             (in thousands)        JUNE 30, 2000           DECEMBER 31, 1999
                              ------------------------ -------------------------
Net long (short) position                   $ 230                    $ (153)
Market risk                                    23                        15

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

                     (in thousands)       JUNE 30, 2000       DECEMBER 31, 1999
                                      ---------------------- -------------------
Fair value of long-term debt and
  interest rate contracts                      $80,331                $77,964
Fair value less than carrying value               (539)                  (322)
Market risk                                     (1,034)                   595

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The annual meeting of the shareholders of The Andersons, Inc. was held on April 20, 2000 to elect twelve directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors. Results of the voting follow:

Director                           For                 Against           Withheld          Not Voted
--------                           ---                 -------           --------          ---------
Donald E. Anderson                 5,655,110                -              42,904          2,055,955
Michael J. Anderson                5,464,377                -             233,637          2,055,955
Richard M. Anderson                5,462,377                -             235,637          2,055,955
Richard P. Anderson                5,657,460                -              40,554          2,055,955
Thomas H. Anderson                 5,655,960                -              42,054          2,055,955
John F. Barrett                    5,658,460                -              39,554          2,055,955
Paul M. Kraus                      5,656,960                -              41,054          2,055,955
Donald L. Mennel                   5,658,460                -              39,554          2,055,955
David L. Nichols                   5,658,460                -              39,554          2,055,955
Dr. Sidney A. Ribeau               5,652,056                -              45,958          2,055,955
Charles A. Sullivan                5,658,460                -              39,554          2,055,955
Jacqueline F. Woods                5,658,460                -              39,554          2,055,955

Independent Auditors               5,655,510            4,183              38,321          2,055,955

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE ANDERSONS, INC.
                                     (Registrant)

Date:  August 11, 2000               By /s/Michael J. Anderson
                                     Michael J. Anderson
                                     President and Chief Executive Officer

Date:  August 11, 2000               By /s/Richard R. George
                                     Richard R. George
                                     Vice President and Controller (Principal
                                          Accounting Officer)