Form 10-Q
period 2000-09-30
ANDERSONS INC
filed 2000-11-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-20557

THE ANDERSONS, INC.

(Exact name of registrant as specified in its charter)

OHIO (State of incorporation or organization)	34-1562374 (I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)

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

Yes X No

      The registrant had 7,421,096 Common shares outstanding, no par value, at November 1, 2000.

THE ANDERSONS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2000,

December 31, 1999 and September 30, 1999	3

Condensed Consolidated Statements of Operations —

Three months and nine months ended September 30, 2000 and 1999	5

Condensed Consolidated Statements of Cash Flows —

Nine months ended September 30, 2000 and 1999	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE ANDERSONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30	December 31	September 30
	2000	1999	1999

Current assets Cash and cash equivalents	$5,900	$25,614	$5,026
Accounts and notes receivable

Trade accounts (net)	52,351	51,812	44,409

Margin deposits	2,170	1,339	5,062

	54,521	53,151	49,471

Inventories Grain	72,807	83,796	112,647

Agricultural fertilizer and supplies	26,105	17,766	24,478

Agriculture	98,912	101,562	137,125

Retail	32,836	29,540	35,434

Processing	32,325	28,386	17,777

Rail	24,291	17,365	20,398

Other	549	1,470	1,331

	188,913	178,323	212,065

Deferred income taxes	4,057	5,641	2,629

Prepaid expenses	3,109	5,796	2,996

Total current assets	256,500	268,525	272,187

Other assets Notes receivable (net) and other assets	9,903	4,640	4,628

Investments in and advances to affiliates	982	954	1,004

	10,885	5,594	5,632

Property, plant and equipment Land	11,885	12,237	12,153

Land improvements and leasehold improvements	26,711	27,266	26,454

Buildings and storage facilities	91,569	91,374	89,712

Machinery and equipment	123,572	118,872	117,075

Software	3,736	3,555	3,141

Construction in progress	8,602	8,895	7,653

	266,075	262,199	256,188

Less allowances for depreciation and amortization	160,737	159,542	160,282

	105,338	102,657	95,906

	$372,723	$376,776	$373,725

      See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (continued)
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30	December 31	September 30
	2000	1999	1999

Current liabilities Notes payable	$88,600	$45,000	$95,000

Accounts payable for grain	25,906	68,883	33,308

Other accounts payable	65,613	65,079	62,846

Accrued expenses	12,690	17,465	12,012

Current maturities of long-term debt	8,074	4,159	5,407

Total current liabilities	200,883	200,586	208,573

Deferred income	524	4,026	—

Pension and postretirement benefits	3,749	3,255	2,705

Long-term debt	72,420	74,127	70,027

Deferred income taxes	8,436	8,742	7,333

Minority interest	202	1,235	1,205

Shareholders’ equity Common stock (25,000 shares authorized; stated value of $.01 per share; 7,455, 7,707 and 7,939 outstanding at 9/30/00, 12/31/99 and 9/30/99, respectively	84	84	84

Additional paid-in capital	66,489	67,227	67,228

Treasury stock (975, 723 and 491 shares at 9/30/00, 12/31/99, and 9/30/99, respectively; at cost)	(9,087)	(7,158)	(5,233)

Accumulated other comprehensive income	(144)	(144)	(29)

Unearned compensation	(136)	(158)	(200)

Retained earnings	29,303	24,954	22,032

	86,509	84,805	83,882

	$372,723	$376,776	$373,725

      See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2000	1999	2000	1999

Sales and merchandising revenues	$168,630	$173,911	$623,679	$633,123

Other income	918	763	3,947	2,631

	169,548	174,674	627,626	635,754

Cost of sales and merchandising revenues	132,233	139,984	494,161	510,417

Gross profit	37,315	34,690	133,465	125,337

Operating, administrative and general expenses	37,709	35,866	116,644	111,202

Interest expense	2,969	2,567	8,239	6,685

	40,678	38,433	124,883	117,887

Income (loss) before income taxes	(3,363)	(3,743)	8,582	7,450

Income taxes (credit)	(1,128)	(1,231)	2,877	2,458

Net income (loss)	$(2,235)	$(2,512)	$5,705	$4,992

Per common share:

Basic earnings (loss)	$(0.30)	$(0.32)	$0.76	$0.62

Diluted earnings (loss)	$(0.30)	$(0.32)	$0.75	$0.61

Dividends paid	$0.06	$0.05	$0.18	$0.15

Weighted average shares outstanding

Basic	7,463	7,968	7,552	8,066

Diluted	7,463	7,968	7,564	8,205

      See notes to condensed consolidated financial statements.

THE ANDERSONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)(IN THOUSANDS)

	Nine Months Ended
	September 30

	2000	1999

Operating activities Net income	$5,705	$4,992

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	9,480	8,334

Provision for losses on accounts and notes receivable	184	769

Deferred income tax	1,278	2,382

Gain on sale of business and property, plant & equipment	(959)	(61)

Other	65	198

Cash provided by operations before changes in operating assets and liabilities	15,753	16,614

Changes in operating assets and liabilities:

Accounts receivable	(1,704)	12,603

Inventories	3,659	(27,075)

Prepaid expenses and other assets	1,622	3,622

Accounts payable for grain	(42,976)	(55,670)

Other accounts payable and accrued expenses	(6,690)	(17,917)

Net cash used in operating activities	(30,336)	(67,823)

Investing activities Purchases of property, plant and equipment	(13,737)	(11,458)

Purchase of working capital and intangibles of business	(15,861)	—

Proceeds from sale of business and property, plant and equipment	2,298	178

Net cash used in investing activities	(27,300)	(11,280)

Financing activities
Net increase in short-term borrowings	43,600	87,300

Proceeds from issuance of long-term debt	179,074	82,272

Payments of long-term debt	(180,560)	(84,721)

Purchase of common stock for the treasury	(3,182)	(3,184)

Proceeds from sale of treasury stock	362	429

Dividends paid	(1,372)	(1,220)

Net cash provided by financing activities	37,922	80,876

Increase (decrease) in cash and cash equivalents	(19,714)	1,773

Cash and cash equivalents at beginning of period	25,614	3,253

Cash and cash equivalents at end of period	$5,900	$5,026

See notes to condensed consolidated financial statements

THE ANDERSONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A —	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made.

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

Note B —	Total comprehensive income was $5.7 million for the nine months ended September 30, 2000 and $5.0 million for the nine months ended September 30, 1999. Total comprehensive income (loss) for the quarters ended September 30, 2000 and 1999 was ($2.2) million and ($2.5) million, respectively.

Note C —	The Company’s software assets in the September 30, 1999 balance sheet have been reclassified to property, plant and equipment. These intangible assets were previously included with notes receivable and other assets.

Note D —	The Retail segment was restated for the addition of a retail store selling lawn and garden equipment (the “Mower Center”). The results of this operation were previously reported in Other. The Manufacturing segment was renamed the Rail segment on October 13, 2000. There were no changes to the operations in this segment.

Note E —	In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 101 summarizes the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not anticipate that adoption of SAB No. 101 will have a material impact on previously reported or future results of operations, financial position or cash flow.

In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a final consensus on the classification of shipping and handling fees and costs. We will adopt this consensus opinion in the fourth quarter of 2000. While this opinion has no impact on the financial position, cash flow or net income of the Company, it will require reclassifications between revenues and cost of sales as certain of the Company’s segments have followed a practice of reducing revenues for shipping and handling costs.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging

Activities (SFAS No. 133). SFAS No. 133, as amended, is effective for our financial statements beginning in 2001. We are currently studying the future effects of adopting this statement and have not yet determined the impact that this statement will have on the Company.

Note F —	On May 31, 2000, the Company acquired inventory and intangible assets of the Pro Turf division of The Scott’s Company. The purchase method of accounting for business combinations was used. Operating results of the acquired product lines have been included in the Company’s results of operations from June 1, 2000.

This transaction was completed through a combination of cash paid and liabilities assumed with a total purchase price of approximately $19.8 million. Of this amount, $15 million was for inventory. Goodwill is being amortized on a straight-line basis over 12 years.

The pro forma revenues below (unaudited, in thousands) assume the acquisition occurred at the January 31, 1999. The business is being integrated into the Company’s existing operating divisions and is expected to experience significantly different cost and expense structures. Therefore, pro forma operating income, net earnings and earnings per share are not presented as they are not meaningful.

	Nine months ended
	September 30
	2000	1999

Pro forma net sales	$650,365	$697,540

Note G	Results of Operations – Segment Disclosures
(in thousands)

	Agriculture	Rail	Processing	Retail	Other	Total

Third Quarter, 2000

Revenues from external customers	$99,345	$6,525	$21,625	$41,135	$—	$168,630

Inter-segment sales	1,210	262	108	—	—	1,580

Other income	244	67	101	144	362	918

Interest expense (credit) (a)	1,505	487	966	436	(425)	2,969

Operating income (loss)	(1,196)	331	(2,256)	(349)	107	(3,363)

Identifiable assets at September 30, 2000	173,757	40,002	75,390	63,881	19,693	372,723

Third Quarter, 1999

Revenues from external customers	$105,263	$12,879	$13,061	$39,811	$2,897	$173,911

Inter-segment sales	644	233	100	—	—	977

Other income	8	37	176	93	449	763

Interest expense (credit) (a)	1,833	293	376	463	(398)	2,567

Operating income (loss)	(2,329)	1,397	(2,084)	(608)	(119)	(3,743)

Identifiable assets at September 30, 1999	217,547	30,010	42,045	66,895	17,228	373,725

First Nine Months, 2000

Revenues from external customers	$382,956	$22,077	$86,197	$129,960	$2,489	$623,679

Inter-segment sales	3,893	764	1,081	—	—	5,738

Other income	818	220	293	461	2,155	3,947

Interest expense (credit) (a)	4,345	1,216	2,336	1,293	(951)	8,239

Operating income (loss)	6,429	1,170	(476)	1,346	113	8,582

First Nine Months, 1999

Revenues from external customers	$396,387	$27,738	$70,574	$130,050	$8,374	$633,123

Inter-segment sales	3,114	723	1,195	—	—	5,032

Other income	520	108	388	302	1,313	2,631

Interest expense (credit) (a)	4,229	853	1,244	1,274	(915)	6,685

Operating income (loss)	2,514	3,280	1,506	1,150	(1,000)	7,450

(a)	The other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended September 30, 2000 with the three months ended September 30, 1999:

      Sales and merchandising revenues for the three months ended September 30, 2000 totaled $169.5 million, a decrease of $5.1 million, or 3%, from 1999. Sales in the Agriculture Segment were down $6.8 million, or 7%. Grain sales were down $12.9 million on a 4% increase in volume offset by a 19% decrease in the average price per bushel sold. Fertilizer sales were up $6.1 million with a $5.6 million, or 45%, increase in the wholesale division and a $.5 million, or 11%, increase in the farm center division. Fertilizer tons sold increased significantly, however, the average price per fertilizer ton sold was down 6%. Merchandising revenues for the Agriculture Group were up $.9 million, or 15%, due primarily to increases in income from storing grain and fertilizer for others, increased service income in the farm centers and favorable basis movement in the grain business. Structural changes are in process in the Agriculture Segment to better utilize the farm center assets by more closely tying them in with either the grain or wholesale fertilizer businesses. These changes have resulted in the elimination of the Vice President and General Manager, Farm Center Division.

      The Rail Segment had a sales decrease of $6.4 million, or 49%. Total revenues in the railcar repair and fabrication shops were up, while railcar sales and financings completed during the third quarter of 2000 were down $7.6 million, or 95%. Gross lease fleet income was up $1.0 million or 26%. This fleet income growth was due to additional railcars and locomotives controlled and in service as compared to 1999. A cyclical downturn in railcars, primarily grain covered hopper cars, reduced the Group’s long-term lease placements and outright sales during 2000.

      The Processing Segment had a $8.6 million, or 66%, increase in sales. Most of this increase was attributable to increased volumes and average price per ton sold in the professional lawn fertilizer business. These significant increases in professional lawn result from the purchased Pro Turf inventory and intangible assets from The Scotts Company, which was closed on May 31, 2000. The cob-based businesses experienced flat volume along with a 6% increase in the average price per ton sold. There is one additional lawn fertilizer blending facility, located in Montgomery, Alabama, being operated in 2000 when compared to 1999.

      The Retail Segment experienced a $1.3 million, or 3%, increase in sales, with five of the six stores showing increases. A portion of this increase is due to delayed sales from the unusually wet weather in the second quarter.

      Gross profit for the third quarter of 2000 totaled $37.3 million, an increase of $2.6 million, or 8%, over the third quarter of 1999. The Agriculture Segment had a gross profit increase of $.8 million, or 6%, due to the increase in merchandising revenues described previously and additional wholesale fertilizer volume and margin per ton, partially offset by decreases in gross profit on sales in grain and the farm centers.

      Gross profit in the Rail Segment increased $.4 million, or 16%, from the prior year. This was due to the increase in fleet income and better performance in the railcar and fabrication shops.

      Gross profit for the Processing Segment increased $2.5 million, or 58%, from the third quarter of 1999. This increase resulted from the additional professional tons and increased margin per ton generated from the ProTurf fertilizer businesses discussed previously. The remaining lawn fertilizer and cob-based businesses experienced flat or decreased gross profit when compared to the third quarter of 1999.

      Gross profit in the Retail Segment increased by $.5 million, or 4%, from the third quarter of 1999. This was due primarily to the increased sales noted previously, and a slight increase in the gross margin percentage.

      Operating, administrative and general expenses for the third quarter of 2000 totaled $37.7 million, a $1.8 million, or 5%, increase from the third quarter of 1999. Full time employees increased 4% from the third quarter of 1999 due to acquisitions and added capacity in the Processing Segment. The majority of the increase reflects planned growth in the Processing Segment, offset by the reduction of expenses related to the sale of the investment in the Andersons-Tireman joint venture at the end of the first quarter.

      Interest expense for the third quarter of 2000 was $3 million, a $.4 million, or 16%, increase from the third quarter of 1999. Average quarterly short-term borrowings were flat when comparing 2000 to 1999, while the effective short-term interest rate increased by nearly one and one half percentage points.

      The pretax loss of $3.4 million was $.3 million, or 10%, better than the 1999 third quarter pretax loss of $3.7 million. An income tax credit has been provided at 33.5%, the Company’s expected effective tax rate for 2000.

      The net loss of $2.2 million was $.3 million, or 11%, better than the 1999 third quarter net loss of $2.5 million. The basic and diluted loss per share was $.30, a $.02 improvement, from the 1999 third quarter loss per share.

Comparison of the nine months ended September 30, 2000 with the nine months ended September 30, 1999:

      Sales and merchandising revenues for the nine months ended September 30, 2000 totaled $623.7 million, a decrease of $9.4 million, or 1%, from 1999. Sales in the Agriculture Segment were down $18.2 million, or 5%. Grain sales were down $22.3 million with a 5% decrease in volume and a 4% decrease in the average price per bushel sold. Fertilizer sales were up $4.1 million with a $5 million increase in the wholesale division and a $.9 million decrease in the farm center division. Average price per fertilizer ton sold was down in both divisions while the wholesale division had a 19% increase in volume and the farm centers experienced a 2% volume increase. Merchandising revenues for the Agriculture Group were up $4.8 million, or 22%, due primarily to increases in income from storing grain and fertilizer for others and favorable basis movement in the grain business. This was offset by a decrease in drying and mixing income due to the generally good quality of grain received from the last harvest.

      The Rail Segment had a sales decrease of $5.7 million, or 20%. Total revenues in the railcar repair and fabrication shops were flat. Railcar sales and financings completed during 2000 were down $9.7 million, or 73%, however lease fleet income was up $4 million or 35%. This fleet income growth was due to additional railcars and locomotives controlled and in service as compared to 1999. A cyclical downturn in railcars, primarily grain covered hopper cars, reduced the Group’s long-term lease placements and outright sales during 2000.

      The Processing Segment had a $15.6 million, or 22%, increase in sales. All of this increase was attributable to increased volumes and price per ton sold in the lawn fertilizer division. The cob-based businesses experienced a reduction of volume partially offset by a 5% increase in the average price per ton sold. The increased sales reflect four months of activity of the ProTurf product line, formerly owned by The Scotts Company.

      The Retail Segment experienced flat sales, with mixed results — some stores showing increases and other stores decreases. The lack of revenue growth is partially attributable to increased competition and heavy road construction in certain markets.

      Gross profit for the first nine months of 2000 totaled $133.5 million, an increase of $8.1 million, or 6%, from 1999. Included in Other Income is a $.9 million gain on the sale of the Company’s investment in The Andersons-Tireman joint venture. The Agriculture Segment had a gross profit increase of $4.6 million, or 9%, due primarily to the increase in merchandising revenues described previously and additional wholesale fertilizer volume and margin per ton, offset by decreases in gross profit on sales in grain and the farm centers.

      Gross profit in the Rail Segment was unchanged from the prior year. This was due to reduced railcar sales and a soft lease market for the segment’s primary car type — the covered hopper was mostly offset by the increased fleet income.

      Gross profit for the Processing Segment increased $5.3 million, or 24%, from 1999. This increase resulted from a 21% increase in gross profit per ton and an 11% increase in lawn fertilizer volume, again resulting primarily from the purchase of the ProTurf product line.

      Gross profit in the Retail Segment for the first nine months of 2000 increased $.5 million, or 1%, when compared to 1999. This was due primarily a slightly improved gross margin percentage.

      Operating, administrative and general expenses for the first nine months of 2000 totaled $116.6 million, a $5.4 million, or 5%, increase from 1999. Full time employees increased 4% from 1999 due to acquisitions and added capacity in the Processing Segment. The increase includes a $1.7 million increase in labor and benefits and a $3.5 million increase in occupancy expenses. The Processing Segment accounted for the majority of this increase.

      Interest expense for the first nine months of 2000 was $8.2 million, a $1.6 million, or 23%, increase from 1999. Average short-term borrowings increased 9% when comparing 2000 to 1999 and the effective short-term interest rate increased by more than a full percentage point.

      Income before income taxes of $8.6 million increased 15% from the 1999 pretax income of $7.5 million. Income tax expense has been provided at 33.5%, the Company’s expected effective tax rate for 2000.

      Net income of $5.7 million increased $.7 million from the 1999 net income of $5 million. Basic and diluted earnings per share were $.76 and $.75, respectively. This represents $.14 increases from the 1999 basic and diluted earnings per share.

Liquidity and Capital Resources

      The Company’s operations (before changes in working capital) provided cash of $15.8 million in the first nine months of 2000, a decrease of $.9 million from the first nine months of 1999. Working capital at September 30, 2000 was $55.6 million, a $12.3 million and $8 million decrease from December 31, 1999 and September 30, 1999, respectively.

      The Company utilizes its short-term lines of credit to finance working capital, primarily inventories and accounts receivable. Lines of credit available on September 30, 2000 were $155 million. The Company had drawn $88.6 million on its short-term lines of credit at September 30, 2000, an increase of $43.6 million and a decrease of $6.4 million from December 31, 1999 and September 30, 1999, respectively. The Company’s peak short-term borrowing occurred on March 23, 2000 and amounted to $113.8 million. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to cash needs and market strategies of grain customers.

      A quarterly cash dividend of $0.06 per common share was paid in each of the first three quarters of 2000. A cash dividend of $0.06 per common share was declared on October 2, 2000 and was paid on October 23, 2000. Cash dividends of $0.05 per common share were paid quarterly in 1999. The Company made income tax payments of $3.3 million in the first nine months of 2000 and expects to make payments totaling approximately $.1 million for the remainder of the year. Also, in the first nine months, the Company issued 62,740 shares to its employees and directors under stock compensation plans and purchased 390,100 of its common shares on the open market at an average of $8.16 per share. The Company also issued 68,934 common shares to complete its 1998 acquisition of Crop and Soil, Inc.

      Total capital expenditures for 2000 are expected to approximate $24 million and include $6.2 million for additional facilities and businesses in the Processing Segment, $2.8 million for the replacement of wholesale fertilizer and grain storage assets, $5.2 million for the acquisition of additional railcars, and $1.2 million for information systems hardware and software. Funding for these expenditures is expected to come from cash generated from operations and additional debt. Capital expenditures may be curtailed if cash generated from operations is less than expected.

      Certain of the Company’s long-term debt is secured by first mortgages on various facilities and/or collateralized by railcars owned by the Company. Some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Company to be substantially hedged in its grain transactions.

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

Commodities

      The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company’s accounting policy for these hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

(in thousands)	September 30, 2000	December 31, 1999

Net long (short) position	$(3,348)	$(153)

Market risk	335	15

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

(in thousands)	September 30, 2000	December 31, 1999

Fair value of long-term debt and interest rate contracts	$80,603	$77,964

Fair value greater than carrying value	345	322

Market risk	939	595

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (b)  Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 13, 2000	By /s/ Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date: November 13, 2000	By /s/ Richard R. George Richard R. George Vice President and Controller (Principal Accounting Officer)