Form 10-K405
period 2000-12-31
ANDERSONS INC
filed 2001-03-21
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $50,768,292 on February 28, 2001, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

      The registrant had 7,403,879 Common shares outstanding, no par value, at February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2000 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 2001.

PART I

Item 1. Business

(a) General development of business

      The Andersons, Inc. is a diversified company with four operating groups. The Agriculture Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures and sells agricultural fertilizer, and distributes agricultural inputs (fertilizer, chemicals, seed and supplies) to dealers and farmers. The Processing Group manufactures lawn fertilizer products for the lawn and garden, professional golf and landscaping industries and corncob-based products for use in various industries. The Rail Group purchases, sells, repairs and leases railcars and other rail equipment. The Retail Group operates six retail stores, a lawn and garden sales and service shop and a distribution center in Ohio.

(b) Financial information about industry segments

      See Note 13 to the consolidated financial statements for information regarding business segments.

(c) Narrative description of business

Agriculture Group

      The Agriculture Group operates grain elevators, wholesale fertilizer terminals, and farm centers.

      The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s total grain storage capacity was approximately 81.9 million bushels at December 31, 2000.

      Grain merchandised by the Company is grown in the Midwestern portion of the United States (the Eastern Corn Belt) and is acquired from country elevators, dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”) quotations. The Company competes for the purchase of grain with grain processors and feeders, as well as with other grain merchandisers.

      In 1998, the Company signed a five-year lease agreement with Cargill, Inc. for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 43%, or approximately 35.0 million bushels, of the Company’s total storage space and became effective on June 1, 1998.

      During 2000, approximately 59% of the grain bushels sold by the Company was purchased domestically by grain processors and feeders, and approximately 41% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or East Coast. Boat shipments are from the Port of Toledo. Grain sales are effected on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the marketing agreement with Cargill which are effected on a negotiated basis with Cargill’s merchandising staff.

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

      Fixed price purchases and sales of cash grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sale transactions and inventory through the use of futures and option contracts with the CBOT. The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

      The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers, not from hedging transactions. The Company has a policy that specifies the key controls over its hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

      Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day the open inventory ownership positions as well as open futures and option positions are marked-to-market. Gains/losses in the value of the Company’s inventory positions due to changing market prices are netted with and generally offset by losses/gains in the value of the Company’s futures positions.

      When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margins or result in the return of maintenance margins by the CBOT. Significant increases in market prices, such as those that occur when weather conditions are unfavorable for extended periods, can have an effect on the Company’s liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

      Grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to its facilities throughout the year. Bushels contracted for future delivery at February 28, 2001 approximated 36.7 million, 91% of which is scheduled to be delivered to the Company for the 2000 and 2001 crop years (i.e., through August 2002). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The Company’s loan agreements also require it to be substantially hedged in its grain transactions.

      The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

      The Company’s wholesale fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and the wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available from various sources.

      The Company’s wholesale fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

      Storage capacity at the Company’s fertilizer facilities, including its twelve farm centers, was approximately 13.4 million cubic feet for dry fertilizers and approximately 32.6 million gallons for liquid fertilizers at December 31, 2000. The Company reserves 5.8 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 8.6 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases .2 million cubic feet and 2.3 million gallons of dry and liquid fertilizer capacity, respectively, under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.

      The Company operates twelve farm centers located throughout Michigan, Indiana and Ohio. These centers, located within the same regions as the Company’s grain and wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer to farms and golf courses, and chemicals, seeds and supplies to the farmer.

      In its agricultural fertilizer businesses, the Company competes with regional and local cooperatives; fertilizer manufacturers; multi-state retail/wholesale chain store organizations; and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

Processing Group

      The Processing Group produces and markets granular lawn fertilizer and related products. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets.

      Consumer lawn products, for “do-it-yourself” application, are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. Professional lawn products are sold both direct and through distributors to golf courses and lawn service applicators. The lawn products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, ice melt products are distributed to many of the same customers that purchase consumer lawn products. With the acquisition in 2000 of the U.S. ProTurf® product line from The Scotts Company, Inc., the Company has a significant share of the golf course market in the United States. Principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company’s wholesale fertilizer division. Competition is based principally on merchandising ability, logistics, service and quality.

      The Company is one of the largest producers of processed corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers and the Company’s grain operations. The majority of corn delivered to the Company’s grain operations is no longer delivered on the cob, creating the need for the Company to purchase its corncob raw materials from third parties. The limited supply of corncobs has caused the Company to rationalize its product lines and concentrate on higher margin products including pet litter.

Rail Group

      The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users. Some of these leases are non-recourse to the Company. Competition for railcar marketing and fleet maintenance services are based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

      Although the Company first built a fleet of covered hopper cars used in the grain industry, it has diversified into other car types (boxcars, gondolas, open top hoppers and tank cars) and industries. The Company completed its first lease transaction involving locomotives in December 1999. The Company plans to continue to diversify its fleet both as to car type and industry.

Retail Group

      The Company’s Retail Group consists of six stores operated as “The Andersons”, which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “More for Your Home” and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn & garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.

      The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

      The Company also operates a lawn care sales and service shop adjacent to one of its conventional retail stores.

Other Businesses

      The Company sold its interest in The Andersons – Tireman Auto Centers to its venture partner and the general manager on March 31, 2000.

Research and Development

      The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Processing Group. The Company expended approximately $340,000, $380,000, and $340,000 on research and development activities during 2000, 1999 and 1998, respectively.

Employees

      At December 31, 2000, the Company had 1,316 full-time and 1,796 part-time or seasonal employees. The Company believes its relations with its employees are good.

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

      The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $713,000, $810,000 and $650,000 in order to comply with these regulations in 2000, 1999 and 1998, respectively.

Item 2. Properties

      The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,570	4,500	2,878

Toledo, OH Port (4)	13,450	1,800	2,812

Metamora, OH	6,720	—	—

Lyons, OH (2)	380	53	217

Toledo, OH (1)	1,000	—	—

Fremont, OH (2)	—	42	284

Fostoria, OH (2)	—	40	277

Gibsonburg, OH (2)	—	43	350

Pulaski, OH (1) (2)	—	33	250

Lordstown, OH	—	197	—

Champaign, IL	14,600	833	—

Delphi, IN	6,450	923	—

Clymers, IN	5,150	—	2,156

Dunkirk, IN	6,730	833	—

Poneto, IN	600	10	5,940

North Manchester, IN (2)	—	20	190

Seymour, IN	—	720	943

Waterloo, IN (1) (2)	—	992	1,654

Logansport, IN	—	33	3,292

Walton, IN (2)	—	375	5,962

Albion, MI (2)	2,800	18	167

White Pigeon, MI	2,450	—	—

Webberville, MI	—	1,747	3,916

Litchfield, MI (2)	—	40	252

North Adams, MI (2)	—	27	317

Union City, MI (2)	—	60	430

Munson, MI (2)	—	33	270

	81,900	13,372	32,557

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 4,300-bushel capacity.

(4)	Includes leased facilities with a 7,500-bushel capacity.

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

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000

Toledo Store	Toledo, OH	130,000

Woodville Store (1)	Northwood, OH	100,000

Lima Store (1)	Lima, OH	117,000

Brice Store	Columbus, OH	128,000

Sawmill Store	Columbus, OH	134,000

Distribution Center (1)	Maumee, OH	245,000

(1) Leased

      The leases for the two stores and the distribution center are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering a payment of contingent rental in 2000. Neither store achieved a sales level triggering contingent lease payments in 1999 or 1998. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

      The Company owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio and lawn fertilizer production facilities in Bowling Green, Ohio and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio and Montgomery, Alabama and lawn fertilizer production and warehouse facilities in Pottstown, Pennsylvania.

      In its railcar business, the Company owns, leases or controls approximately 30 locomotives and 4,800 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas) with lease terms ranging from one to twelve years and future minimum lease payments aggregating $35.6 million with future minimum sublease income of approximately $34.6 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

      The Company also owns several auto service centers which are leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 1089 acres of land on which various of the above properties and facilities are located; approximately 351 acres of farmland and land held for future use; approximately 3 acres of improved land in an office/industrial park held for sale; and certain other real estate.

      Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $46 million at December 31, 2000. Additions to property, including intangible assets and excluding railcar assets, for the years ended December 31, 2000, 1999 and 1998 amounted to $21 million, $18 million and $14 million, respectively. See Note 10 to the Company’s consolidated financial statements for information as to the Company’s leases.

      The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings

      The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resultant liability, if any, will not be material based on previous experience with lawsuits of these types.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were voted upon during the fourth quarter of fiscal 2000.

Item 4a. Executive Officers of the Registrant

      Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2001.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Wholesale Fertilizer Division Vice President and General Manager, Wholesale Fertilizer Division, Agriculture Group	48	2000 1999

Christopher J. Anderson	Executive Vice President, Strategy and Business Development President, Processing and Manufacturing Group	46	1999 1996

Daniel T. Anderson	President, Retail Group Director of Marketing and Merchandising, Retail Group	45	1996 1996

Michael J. Anderson	President and Chief Executive Officer President and Chief Operating Officer	49	1999 1996

Richard M. Anderson	President, Processing Group	46	1999

Richard P. Anderson	Chairman of the Board Chairman of the Board and Chief Executive Officer	71	1999 1996

Joseph C. Christen	Vice President, Human Resource Development	52	1996

Dale W. Fallat	Vice President, Corporate Services	56	1992

Philip C. Fox	Vice President, Corporate Planning	58	1996

Charles E. Gallagher	Vice President, Personnel	59	1996

Richard R. George	Vice President and Controller	51	1996

Beverly J. McBride	Vice President, General Counsel and Secretary	59	1996

Harold M. Reed	President, Grain Division Vice President and General Manager, Grain Division, Agriculture Group	44	2000 1999

Rasesh H. Shah	President, Rail Group	46	1999

Gary L. Smith	Vice President, Finance and Treasurer	55	1996

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

      The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 and Shareholders on the inside back cover of The Andersons, Inc. 2000 Annual Report to Shareholders is incorporated herein by reference. The Company paid quarterly dividends of six cents, five cents and four cents per common share, respectively, in 2000, 1999 and 1998. The Company declared quarterly dividends of six and one half cents per common share to be paid January 22, 2001 and April 23, 2001 to shareholders of record on January 2, 2001 and April 2, 2001, respectively.

Item 6. Selected Financial Data

      The information under the caption Selected Financial Data on page 12 of The Andersons, Inc. 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information under the caption Management’s Discussion & Analysis appearing on pages 18 through 21 of The Andersons, Inc. 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      The information under the captions Market Risk-Sensitive Instruments and Positions, Commodity Prices and Interest Rates appearing on page 21 of The Andersons, Inc. 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 of The Andersons, Inc. 2000 Annual Report to Shareholders, the Report of Independent Accountants as of December 31, 2000 and for the year then ended on page 13 of The Andersons, Inc. 2000 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 14 through 17 and 22 through 32 of The Andersons, Inc. 2000 Annual Report to Shareholders are incorporated herein by reference:

•	Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Balance Sheets as of December 31, 2000 and 1999

•	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2000, 1999 and 1998

•	Notes to Consolidated Financial Statements

      Following is the Report of Independent Auditors on the Consolidated Financial Statements and schedule as of December 31, 1999 and for the years ended December 31, 1999 and 1998:

Report of Independent Auditors

Board of Directors
The Andersons, Inc.

      We have audited the accompanying consolidated balance sheet of The Andersons, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for the two years ended December 31, 1999 and 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a) for the years ended December 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the two years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Toledo, Ohio
January 24, 2000

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      On February 25, 2000, The Andersons, Inc. determined that the firm of Ernst & Young LLP (E&Y) would no longer serve as the Company’s independent auditors, effective with the filing of the Form 10-K for the Company’s fiscal year ended December 31, 1999.

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

      The decision to change independent auditors was approved by the Audit Committee of the Company’s Board of Directors.

      The Company engaged PricewaterhouseCoopers LLP as its new independent accountants, also effective with the filing of the Form 10-K for the Company’s fiscal year ended December 31, 1999.

PART III

Item 10. Directors and Executive Officers of the Registrant

      For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on April 26, 2001 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

      None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)   The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 2000 Annual Report to Shareholders.

(2)	The following consolidated financial statement schedule and Report of Independent Accountants on Financial Statement Schedule are included in Item 14(d):

		Page

II.	Consolidated Valuation and Qualifying Accounts — years ended December 31, 2000, 1999 and 1998	19

Report of Independent Accountants on Financial Statement		18

     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)   Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K)

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 22, 1999 Annual Meeting).

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

13	The Andersons, Inc. 2000 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors

23.2	Consent of Independent Accountants

*	Management contract or compensatory plan.

      The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed in the fourth quarter of 2000.

(c)	Exhibits:

The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(d)	Financial Statement Schedule and Report of Independent Accountants on Financial Statement Schedule:

The financial statement schedule and Report of Independent Accountants on Financial Statement Schedule listed in 14(a)(2) follows “Signatures”.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

By /s/ Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson Michael J. Anderson	President Chief Executive Officer (Principal Executive Officer)	3/21/01	/s/ John F. Barrett John F. Barrett	Director	3/21/01

/s/ Richard R. George Richard R. George	Vice President & Controller (Principal Accounting Officer)	3/21/01	/s/ Paul M. Kraus Paul M. Kraus	Director	3/21/01

/s/ Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	3/21/01	/s/ Donald L. Mennel Donald L. Mennel	Director	3/21/01

/s/ Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/21/01	/s/ David L. Nichols David L. Nichols	Director	3/21/01

/s/ Donald E. Anderson	Director	3/21/01	/s/ Sidney A. Ribeau	Director	3/21/01

Donald E. Anderson			Dr. Sidney A. Ribeau

/s/ Richard M. Anderson	Director	3/21/01	/s/ Charles A. Sullivan	Director	3/21/01

Richard M. Anderson			Charles A. Sullivan

/s/ Thomas H. Anderson	Director	3/21/01	/s/ Jacqueline F. Woods	Director	3/21/01

Thomas H. Anderson			Jacqueline F. Woods

      Except for those portions of The Andersons, Inc. 2000 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as a part of this filing.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of The Andersons, Inc.:

Our audit of the consolidated financial statements referred to in our report dated January 31, 2001 appearing in the 2000 Annual Report to Shareholders of The Andersons, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of December 31, 2000 and for the year then ended listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule as of December 31, 2000 and for the year then ended presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
January 31, 2001

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THE ANDERSONS, INC.

		Additions

	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts	Deductions		at End
Description	of Period	Expenses	- Describe	- Describe		of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2000	$3,980,000	$775,578	$—	$1,671,578	(1)	$3,084,000

Year ended December 31, 1999	4,455,000	826,543	—	1,301,543	(1)	3,980,000

Year ended December 31, 1998	2,957,000	2,913,962	235,500 (2)	1,651,462	(1)	4,455,000

Allowance for doubtful notes receivable:

Year ended December 31, 2000	$583,000	$135,405	$—	$20,405	(1)	$698,000

Year ended December 31, 1999	515,000	353,508	—	285,508	(1)	583,000

Year ended December 31, 1998	777,000	530,923	—	792,923	(1)	515,000

(1)	Uncollectible accounts written off, net of recoveries

(2)	Allowance for doubtful accounts acquired in acquisition of business

EXHIBIT INDEX

THE ANDERSONS, INC.

Exhibit
Number

13	The Andersons, Inc. 2000 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors

23.2	Consent of Independent Accountants