Form 10-Q
period 2001-03-31
ANDERSONS INC
filed 2001-05-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes  X  No

The registrant had 7,372,700 Common shares outstanding, no par value, at May 1, 2001.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2001	2000	2000

Current assets:

Cash and cash equivalents	$6,246	$13,138	$6,047

Accounts and notes receivable

Trade receivables (net)	63,608	49,769	70,459

Margin deposits	2	5,706	5,178

	63,610	55,475	75,637

Inventories:

Grain	100,475	111,887	91,865

Agricultural fertilizer and supplies	37,290	26,322	25,931

Lawn fertilizer and corncob products	37,888	39,810	25,717

Railcar repair parts	819	1,273	792

Retail merchandise	36,317	29,866	34,423

Other	635	548	719

	213,424	209,706	179,447

Railcars available for sale	9,433	12,719	9,942

Deferred income taxes	4,113	3,444	5,105

Prepaid expenses	15,181	8,342	12,322

Total current assets	312,007	302,824	288,500

Other assets:

Notes receivable (net) and other assets	6,773	8,598	4,984

Investments in and advances to affiliates	1,109	1,422	975

	7,882	10,020	5,959

Railcar assets leased to others (net)	26,690	22,281	18,929

Property, plant and equipment:

Land	11,858	11,899	11,885

Land improvements and leasehold improvements	27,533	27,702	26,699

Buildings and storage facilities	93,513	93,620	91,382

Machinery and equipment	119,082	118,724	112,760

Software	3,225	3,850	3,606

Construction in progress	2,511	1,878	7,747

	257,722	257,673	254,079

Less allowances for depreciation and amortization	160,777	159,602	158,227

	96,945	98,071	95,852

	$443,524	$433,196	$409,240

See notes to condensed consolidated financial statements

The Andersons, Inc

Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2001	2000	2000

Current liabilities:

Notes payable	$114,600	$71,300	$88,800

Accounts payable for grain	31,673	67,468	32,417

Other accounts payable	92,820	84,045	95,690

Accrued expenses	12,431	15,625	15,869

Current maturities of long-term debt	10,391	9,126	4,447

Total current liabilities	261,915	247,564	237,223

Deferred income	2,668	3,166	3,374

Pension and post-retirement benefits	3,785	3,684	3,347

Long-term debt, less current maturities	78,251	80,159	73,003

Deferred income taxes	9,347	8,787	7,429

Minority interest	—	—	229

Shareholders equity
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,417	66,488	67,131

Treasury shares (1,037, 1,070 and 836 shares at 3/31/01, 12/31/00 and 3/31/00, respectively; at cost)	(9,510)	(9,852)	(7,895)

Accumulated other comprehensive income	(1,120)	—	(144)

Unearned compensation	(212)	(78)	(259)

Retained earnings	31,899	33,194	25,718

	87,558	89,836	84,635

	$443,524	$433,196	$409,240

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31

	2001	2000

Sales and merchandising revenues	$220,232	$204,607

Cost of sales and merchandising revenues	185,117	169,553

Gross profit	35,115	35,054

Operating, administrative and general expenses	33,351	32,457

Interest expense	3,614	2,676

Other income:

Other income	584	1,011

Gain on insurance settlement	338	—

Gain on sale of business	—	907

Income (loss) before income taxes and cumulative effect of accounting change	(928)	1,839

Income tax expense (benefit)	(298)	617

Income (loss) before cumulative effect of accounting change	(630)	1,222

Cumulative effect of accounting change, net of income tax benefit	(185)	—

Net income (loss)	$(815)	$1,222

Per common share:

Basic earnings (loss)	$(0.11)	$0.16

Diluted earnings (loss)	$(0.11)	$0.16

Dividends paid	$0.065	$0.060

Weighted average shares outstanding-basic	7,371	7,670

Weighted average shares outstanding-diluted	7,371	7,674

See notes to condensed consolidated financial statements.

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three Months ended
	March 31

	2001	2000

Operating Activities

Net income (loss)	$(815)	$1,222

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Cumulative effect of accounting change, net of income tax benefit	185	—

Depreciation and amortization	3,539	3,094

Gain on insurance settlement	(338)	—

Gain on sale of business; property, plant and equipment; and railcars	(94)	(951)

Deferred income taxes	12	(777)

Other	24	24

Cash provided by operations before changes in operating assets and liabilities	2,513	2,612

Changes in operating assets and liabilities:

Accounts and notes receivable	(8,064)	(24,593)

Inventories	(3,718)	(18,357)

Prepaid expenses and other assets	(6,289)	(5,334)

Accounts payable for grain	(35,795)	(36,465)

Other accounts payable and accrued expenses	7,271	16,467

Net cash used in operating activities	(44,082)	(65,670)

Investing activities

Purchases of property, plant and equipment	(1,996)	(4,855)

Purchase of railcars	(3,491)	(5,469)

Proceeds from sale of railcars	1,880	19

Proceeds from sale of property, plant and equipment	274	134

Proceeds from insurance settlement	338	—

Proceeds from sale of business	—	2,048

Net cash used in investing activities	(2,995)	(8,123)

Financing activities

Net increase in short-term borrowings	43,300	43,800

Proceeds from issuance of long-term debt	1,086	45,050

Payments of long-term debt	(1,729)	(45,886)

Change in overdrafts	(2,086)	12,723

Proceeds from sale of treasury shares to employees	267	321

Dividends paid	(480)	(465)

Purchase of common shares	(173)	(1,317)

Net cash provided by financing activities	40,185	54,226

Decrease in cash and cash equivalents	(6,892)	(19,567)

Cash and cash equivalents at beginning of period	13,138	25,614

Cash and cash equivalents at end of period	$6,246	$6,047

See notes to condensed consolidated financial statements.

The Andersons, Inc

Condensed Consolidated Statements of Shareholders' Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands)	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balances at January 1, 1999	$84	$67,227	$(7,158)	$(144)	$(158)	$24,954	$84,805

Net income						10,078	10,078

Other comprehensive income:

Minimum pension liability, net of $96 income taxes				144			144

Comprehensive income							10,222

Issuance of shares to complete acquisition		(643)	643				—

Stock awards, stock option exercises, and other shares issued to employees and directors		(96)	607		(148)		363

Amortization of unearned compensation					228		228

Purchase of treasury shares			(3,944)				(3,944)

Dividends declared ($.245 per common share)						(1,838)	(1,838)

Balance at December 31, 2000	84	66,488	(9,852)	—	(78)	33,194	89,836

Net loss						(815)	(815)

Other comprehensive income (loss):

Cumulative effect				(1,172)			(1,172)

Other				52			52

Comprehensive loss							(1,935)

Stock awards, stock option exercises, and other shares issued to employees and directors		(71)	515		(177)		267

Amortization of unearned compensation					43		43

Purchase of treasury shares			(173)				(173)

Dividends declared ($.065 per common share)						(480)	(480)

Balance at March 31, 2001	$84	$66,417	$(9,510)	$(1,120)	$(212)	$31,899	$87,558

     See notes to condensed consolidated financial statements.

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A –	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. A balance sheet as of March 31, 2000 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Note B –	Certain amounts in the balance sheet as of March 31, 2000 and income statement and cash flow for the period ended March 31, 2000 have been reclassified to conform to the March 31, 2001 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were made for the 2000 annual report to shareholders and are now being reflected in the 2000 quarterly financial statements.

Note C –	The Company recorded a transition adjustment of $305 thousand ($185 thousand after-tax) as a result of adopting Financial Accounting Standards Board Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. This adjustment was made to write down open interest rate contracts to their market value. The Company also de-recognized assets of $1.2 million and moved them to Other Comprehensive Income. These assets represented deferred net losses on the settlement of treasury rate locks, entered into for the purpose of hedging the interest rate component of firm commitment lease transactions. The deferred losses will be recognized in interest expense over the term of the underlying leases.

While the Company considers all of its derivative positions effective economic hedges of specified risks, the Company does not designate or account for its open contracts as hedges. Changes in the market value of derivative contracts (both interest and commodity) are recognized currently in income The Company’s policy is to also recognize changes in the market value of grain inventories and related forward contracts currently in income. Interest expense increased by approximately $.1 million for the first quarter as a result of marking open derivative contracts to market and recognizing deferred net losses on treasury rate locks.

Note D –	Segment Information

Results of Operations – Segment Disclosures
		(in thousands)
First Quarter, 2001	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$137,512	$42,246	$7,971	$32,503	$—	$220,232

Inter-segment sales	1,042	570	238	—	—	1,850

Other income	188	97	10	135	154	584

Gain on insurance settlement	338	—	—	—	—	338

Interest expense (credit)(a)	1,889	1,117	543	532	(467)	3,614

Operating income (loss)	3,329	(243)	(295)	(2,993)	(726)	(928)

Identifiable assets	209,713	108,986	41,226	66,026	17,573	443,524

First Quarter, 2000	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$125,046	$35,409	$6,473	$35,190	$2,489	$204,607

Inter-segment sales	1,192	659	240	—	—	2,091

Other income	266	92	136	106	411	1,011

Gain on sale of business	—	—	—	—	907	907

Interest expense (credit)(a)	1,638	606	313	458	(339)	2,676

Operating income (loss)	1,415	1,701	481	(2,169)	411	1,839

Identifiable assets	211,592	75,650	36,746	65,194	20,058	409,240

(a)	The Other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended March 31, 2001 with the three months ended March 31, 2000:

      Sales and merchandising revenues for the three months ended March 31, 2001 totaled $220.2 million, an increase of $15.6 million, or 8%, from the first quarter of 2000. Sales in the Agriculture Group were up $10.1 million, or 9%. Grain sales were up $9.3 million, or 11%, due to a 14% increase in the volume of bushels sold partially offset by a 2% decrease in the weighted average price per bushel sold. Fertilizer sales were up $0.7 million or 2% due to an 8% increase in the weighted average price per ton sold partially offset by a 5% reduction in volume. Merchandising revenues in the Agriculture Group were up $2.4 million, or 27%, due primarily to basis appreciation of the grain inventories. Storage income dropped from the first quarter of 2000 levels, but was still a significant portion of the merchandising revenues. Grain inventories on hand at March 31, 2001 were 62.6 million bushels, of which 18 million bushels were stored for others. This compares to 66.8 bushels on hand at March 31, 2000, of which 30 million bushels were stored for others. There were no changes in the number of Agriculture Group facilities operated in the period under review, but an additional 0.8 million bushels of covered storage capacity was added to existing grain facilities during 2000.

      The Processing Group had a $6.8 million, or 19% increase in sales. The majority of this increase, or $6.4 million, was in the professional business of the lawn fertilizer division and represents a 40% increase in tons sold resulting primarily from the addition of the U.S. ProTurf® product line acquired from The Scotts Company on May 31, 2000. The Processing Group realized a 13% increase in the average price per ton, primarily related to this same product line acquisition. The lawn consumer business experienced a modest sales increase while the lawn industrial business was down 7% on lower volume. The cob-based businesses experienced a 16% increase in sales due to improvements in both volume and price.

      The Rail Group had a $1.5 million, or 23%, increase in sales. The Rail Group completed sales of railcars totaling $1.9 million in the first quarter of 2001 as compared to no sales completed in the first quarter of 2000. Shop sales and lease income were down due to general market conditions.

      The Retail Group had a $2.7 million, or 8%, decrease in sales in the first quarter of 2001 when compared to the first quarter of 2000. All but one of the stores experienced decreases which resulted from high cold-weather sales in January 2000 and delayed spring sales in March 2001. Weather in March 2000 was very mild and allowed the Retail Group to get an early start on the spring selling season. This weather pattern was not repeated in 2001.

      The Company completed the sale of its interest in The Andersons – Tireman Auto Centers (“Tireman”) on March 31, 2000. Included in the first quarter 2000 sales for the Company are Tireman sales of $2.5 million.

      Gross profit for 2001 totaled $35.1 million, an increase of less than 1%. The Agriculture Group had a $2.2 million, or 13%, increase resulting primarily from increases in merchandising revenues in the grain division. The wholesale fertilizer division also experienced an increase in gross profit while farm center division gross profit was down slightly.

      Gross profit for the Processing Group increased $0.1 million, or 1%. Coupled with the significant sales increase in the Group was a significant increase in the cost of key raw materials that could not be passed on to the customer in the consumer and industrial lawn businesses. The professional lawn business and the cob business did experience increases in gross profit.

      Gross profit in the Rail Group decreased $0.1 million, or 4%. This was due primarily to the decrease in demand for railcars and resulted in reduced margins on both lease transactions and outright sales.

      Gross profit in the Retail Group decreased $0.6 million, or 7%, from the first quarter of 2000. Margins were relatively unchanged but the decrease in sales resulted in the gross profit drop.

      Included in the Company’s first quarter 2000 gross profit is $1.5 million from the first quarter operations of Tireman.

      The 2001 first quarter includes a nonrecurring gain of $0.3 million related to an insurance settlement at its Albion, Michigan facility. The 2000 first quarter includes a nonrecurring gain of $0.9 million related to Tireman divestiture.

      Operating, administrative and general expenses for 2001 totaled $33.3 million, a $0.9 million, or 3%, increase from the first quarter of 2000. The increase relates primarily to the additional costs of the ProTurf® product line in the Processing Group and inflationary increases offset by expenses no longer incurred for the operations of Tireman. Full-time employees increased 2% from the first quarter of 2000, with most of the growth occurring in the Processing Group due to the ProTurf® product line acquisition.

      Interest expense for 2001 was $3.6 million, a $0.9 million, or 35%, increase from 2000. Average daily short-term borrowings increased 18% from the first quarter of 2000 while the average daily short-term interest rate increased only slightly from 6.45% for the first quarter of 2000 to 6.48% for the first quarter of 2001. In addition, the Company increased its outstanding long-term debt (including current maturities) 14% from March 31, 2000 to March 31, 2001.

      The pretax loss of $0.9 million for the first quarter of 2001 was $2.7 million lower than the pretax income of $1.8 million in 2000. Included in these results is a non-recurring gain in the first quarter of 2001 of $0.3 million from an insurance settlement and a $0.9 million non-recurring gain in the first quarter of 2000 from the sale of its Tireman interest. An income tax benefit of $0.3 million was provided using the Company’s expected 2001 annual rate of 32.1%. The rate used for the first quarter 2000 expense provision was 33.5%. The actual 2000 tax rate was 29.8%.

      An adjustment to recognize the cumulative effect of adopting Financial Accounting Standards Board No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (“SFAS 133”) was made in the first quarter of 2001. This adjustment of $.2 million was made to recognize the after-tax impact of valuing certain of the Company’s interest rate contracts to their fair value as of January 1, 2001.

      As a result of the above, net income for the first quarter of 2001 decreased $2.0 million. The basic and diluted loss per share of $0.11 for the first quarter of 2001 compares to a basic and diluted earnings per share of $0.16 in the first quarter of 2000.

Liquidity and Capital Resources

      The Company’s operations (before changes in operating assets and liabilities) provided cash of $2.5 million in the first quarter of 2001, a decrease of $.1 million from the same quarter of 2000. Net working capital at March 31, 2001 was $50.1 million, a decrease of $5.1 million and $1.2 million from December 31, 2000 and March 31, 2000, respectively.

      The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at March 31, 2001 were $175.0 million. The Company had drawn $114.6 million on its short-term lines of credit at March 31, 2001. Peak short-term borrowing in the quarter was $125.0 million on March 15, 2001. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to cash needs and the market strategies of grain customers.

      The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short- and long-term debt and lease commitments. At March 31, 2001, the Company owned a long interest rate swap that converts variable-rate debt to fixed-rate debt. The Company also holds various open short-term and long-term interest rate caps; the market value (less than $0.1 million) is included in other assets. Finally, the Company has moved the unamortized values of its long-term closed interest rate caps to other comprehensive income consistent with the SFAS 133 adoption.

      A quarterly cash dividend of $.065 per common share was paid in the first quarter of 2001. A cash dividend of $.065 per common share was declared on April 2, 2001 and was paid on April 23, 2001. Cash dividends of $0.06 per common share were paid quarterly in 2000. The Company made income tax payments of $0.1 million in the first quarter and expects to make payments totaling approximately $3.1 million for the remainder of 2001. During the first quarter of 2001, the Company repurchased approximately 20 thousand of its common shares on the open market at an average price of $8.49 per share and issued approximately 54 thousand shares to employees under its share compensation plans.

      Total capital spending for 2001 is expected to approximate $16.0 million and includes $1.5 million for purchase options on railcars, $2.0 million for improvements to existing and additional storage in the Agriculture Group, $0.5 million for a dryer in the Agriculture Group, $1.7 million for Processing Group manufacturing and warehouse improvements and $0.4 million for facility improvements in the Rail Group. The remaining amount of $9.9 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. In addition, the Company expects to spend up to $5.3 million for the purchase of railcars that may then be sold, financed off-balance sheet or capitalized.

      Certain of the Company’s long-term debt is secured by first mortgages on various facilities or is collateralized by railcar assets. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at March 31, 2001.

      The fact that grain inventories are readily marketable and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

      The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts that are designated as hedges. The market value of exchange-traded futures contracts used for hedging has a high but not perfect correlation to the underlying market value of grain inventories and related purchase and sales contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than that of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to price changes in the market. To a lesser degree, the Company uses exchange-traded option contracts, also designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company’s accounting policy for these hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

      A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position (exclusive of basis risk). The Company’s daily net commodity position consists of inventories, related purchase and sale contracts and exchange-traded contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The result of this analysis, which may differ from actual results, is as follows:

(in thousands)	March 31	December 31
	2001	2000

Net long (short) position	$1,529	$26

Market risk	153	3

Interest Rates

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

	March 31	December 31
(in thousands)	2001	2000

Fair value of long-term debt and interest rate contracts	$87,908	$88,414

Fair value less than carrying value	812	1,294

Market risk	137	594

Forward Looking Statements

      The preceding Management’s Discussion and Analysis contain various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; competition; economic conditions; risks associated with acquisitions; interest rates; and income taxes.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date:	May 14, 2001	By /s/Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

Date:	May 14, 2001	By /s/Richard R. George

Richard R. George Vice President and Controller (Principal Accounting Officer