Form 10-Q
period 2001-06-30
ANDERSONS INC
filed 2001-08-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X      No

      The registrant had 7.3 million Common shares outstanding, no par value, at August 1, 2001

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2001	2000	2000

Current assets:

Cash and cash equivalents	$9,255	$13,138	$5,332

Accounts and notes receivable

Trade receivables (net)	56,232	49,769	58,407

Margin deposits	2	5,706	106

	56,234	55,475	58,513

Inventories:

Grain	64,317	111,887	45,017

Agricultural fertilizer and supplies	16,121	26,322	17,737

Lawn fertilizer and corncob products	32,357	39,810	35,243

Railcar repair parts	832	1,273	1,010

Retail merchandise	33,790	29,866	32,212

Other	515	548	593

	147,932	209,706	131,812

Railcars available for sale	8,980	12,719	11,806

Deferred income taxes	4,691	3,444	3,752

Prepaid expenses	4,642	8,342	5,125

Total current assets	231,734	302,824	216,340

Other assets:

Notes receivable (net) and other assets	6,359	8,598	10,123

Investments in and advances to affiliates	953	1,422	988

	7,312	10,020	11,111

Railcar assets leased to others (net)	23,448	22,281	20,767

Property, plant and equipment:

Land	11,858	11,899	11,885

Land improvements and leasehold improvements	27,607	27,702	26,774

Buildings and storage facilities	93,601	93,620	91,305

Machinery and equipment	118,863	118,724	111,635

Software	3,384	3,850	3,655

Construction in progress	3,606	1,878	7,960

	258,919	257,673	253,214

Less allowances for depreciation and amortization	162,861	159,602	157,800

	96,058	98,071	95,414

	$358,552	$433,196	$343,632

See notes to condensed consolidated financial statements

The Andersons, Inc
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2001	2000	2000

Current liabilities:

Notes payable	$50,300	$71,300	$52,200

Accounts payable for grain	23,671	67,468	27,489

Other accounts payable	65,578	84,045	66,006

Accrued expenses	19,936	15,625	16,027

Current maturities of long-term debt	10,582	9,126	8,009

Total current liabilities	170,067	247,564	169,731

Deferred income	2,294	3,166	3,590

Pension and post-retirement benefits	4,289	3,684	1,205

Long-term debt, less current maturities	79,370	80,159	71,836

Deferred income taxes	9,291	8,787	7,415

Minority interest	—	—	231

Shareholders equity

Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,417	66,488	66,488

Treasury shares (1,182, 1,070 and 927 shares at 6/30/01, 12/31/00 and 6/30/00, respectively; at cost)	(10,724)	(9,852)	(8,597)

Accumulated other comprehensive loss	(1,068)	—	(144)

Unearned compensation	(170)	(78)	(193)

Retained earnings	38,702	33,194	31,986

	93,241	89,836	89,624

	$358,552	$433,196	$343,632

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30

	2001	2000	2001	2000

Sales and merchandising revenues	$275,248	$263,105	$495,480	$467,712

Cost of sales and merchandising revenues	226,988	218,247	412,105	387,800

Gross profit	48,260	44,858	83,375	79,912

Operating, administrative and general expenses	35,473	33,269	68,825	65,726

Interest expense	2,867	2,594	6,481	5,270

Other income:

Other income	792	1,112	1,377	2,122

Gain on insurance settlement	—	—	338	—

Gain on sale of business	—	—	—	907

Income before income taxes and cumulative effect of accounting change	10,712	10,107	9,784	11,945

Income tax expense	3,438	3,389	3,140	4,005

Income before cumulative effect of accounting change	7,274	6,718	6,644	7,940

Cumulative effect of accounting change, net of income tax benefit	—	—	(185)	—

Net income	$7,274	$6,718	$6,459	$7,940

Per common share:

Basic earnings	$1.00	$0.89	$0.88	$1.05

Diluted earnings	$0.99	$0.89	$0.88	$1.04

Dividends paid	$0.065	$0.06	$0.13	$0.12

Weighted average shares outstanding-basic	7,305	7,524	7,338	7,597

Weighted average shares outstanding-diluted	7,319	7,533	7,351	7,605

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six Months ended
	June 30

	2001	2000

Operating Activities

Net income	$6,459	$7,940

Adjustments to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change, net of income tax benefit	185	—

Depreciation and amortization	7,109	6,264

Gain on insurance settlement	(338)	—

Gain on sale of business and property, plant and equipment	(113)	(883)

Realized and unrealized (gain) loss on sale of railcars	1,016	(66)

Deferred income taxes	(622)	563

Other	89	101

Cash provided by operations before changes in operating assets and liabilities	13,785	13,919

Changes in operating assets and liabilities:

Accounts and notes receivable	(657)	(7,489)

Inventories	61,774	48,019

Prepaid expenses and other assets	4,710	1,403

Accounts payable for grain	(43,797)	(42,494)

Other accounts payable and accrued expenses	(13,823)	(11,092)

Net cash provided by operating activities	21,992	2,266

Investing activities

Purchases of property, plant and equipment	(4,053)	(11,061)

Purchase of railcars	(4,456)	(12,534)

Purchase of U.S. ProTurf ® and other business assets	—	(15,861)

Proceeds from sale of railcars	4,984	3,125

Proceeds from sale of property, plant and equipment	318	170

Proceeds from insurance settlement	338	—

Proceeds from sale of business	—	2,048

Net cash used in investing activities	(2,869)	(34,113)

Financing activities

Net increase (decrease) in short-term borrowings	(21,000)	7,200

Proceeds from issuance of long-term debt	4,077	109,791

Payments of long-term debt	(3,411)	(111,926)

Change in overdrafts	(589)	9,752

Proceeds from sale of treasury shares to employees	267	322

Dividends paid	(963)	(922)

Purchase of common shares	(1,387)	(2,652)

Net cash provided by (used in) financing activities	(23,006)	11,565

Decrease in cash and cash equivalents	(3,883)	(20,282)

Cash and cash equivalents at beginning of period	13,138	25,614

Cash and cash equivalents at end of period	$9,255	$5,332

See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands)	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balances at January 1, 1999	$84	$67,227	$(7,158)	$(144)	$(158)	$24,954	$84,805

Net income						10,078	10,078

Other comprehensive income:

Minimum pension liability, net of $96 income taxes				144			144

Comprehensive income							10,222

Issuance of shares to complete acquisition		(643)	643				—

Stock awards, stock option exercises, and other shares issued to employees and directors		(96)	607		(148)		363

Amortization of unearned compensation					228		228

Purchase of treasury shares			(3,944)				(3,944)

Dividends declared ($.245 per common share)						(1,838)	(1,838)

Balance at December 31, 2000	84	66,488	(9,852)	—	(78)	33,194	89,836

Net income						6,459	6,459

Other comprehensive income (loss):

Cumulative effect				(1,172)			(1,172)

Other				104			104

Comprehensive income							5,391

Stock awards, stock option exercises, and other shares issued to employees and directors		(71)	515		(177)		267

Amortization of unearned compensation					85		85

Purchase of treasury shares			(1,387)				(1,387)

Dividends declared ($.13 per common share)						(951)	(951)

Balance at June 30, 2001	$84	$66,417	$(10,724)	$(1,068)	$(170)	$38,702	$93,241

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A -	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. A balance sheet as of June 30, 2000 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Note B -	Certain amounts in the balance sheet as of June 30, 2000 and income statement and cash flow for the three and six month periods ended June 30, 2000 have been reclassified to conform to the June 30, 2001 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were made for the 2000 annual report to shareholders and are now being reflected in the 2000 quarterly financial statements.

Note C -	The Company recorded a transition adjustment of $305 thousand ($185 thousand after-tax) as a result of adopting Financial Accounting Standards Board Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. This adjustment was made to write down open interest rate contracts to their market value. The Company also de-recognized assets of $1.2 million and moved them to Other Comprehensive Income. These assets represented deferred net losses on the settlement of treasury rate locks, entered into for the purpose of hedging the interest rate component of firm commitment lease transactions. The deferred losses will be recognized in interest expense over the term of the underlying leases.

While the Company considers all of its derivative positions effective economic hedges of specified risks, the Company does not designate or account for its open contracts as hedges. Changes in the market value of derivative contracts (both interest and commodity) are recognized currently in income. The Company’s policy is to also recognize changes in the market value of grain inventories and related forward contracts currently in income. Interest expense increased by approximately $.1 million for the six months to date as a result of marking open derivative contracts to market and recognizing deferred net losses on treasury rate locks.

Note D -	In June, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for our financial statements beginning in 2002. We are currently studying the future effects of adopting this statement and have not yet determined the impact that this statement will have on the Company.

Note E -	Segment Information

Results of Operations — Segment Disclosures
(in thousands)

Second Quarter, 2001	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$177,262	$33,537	$9,440	$55,009	$—	$275,248

Inter-segment sales	961	422	229	—	—	1,612

Other income	310	80	(25)	199	228	792

Interest expense (credit)(a)	1,305	939	471	471	(319)	2,867

Operating income (loss)	10,186	(1,783)	(628)	3,785	(848)	10,712

Identifiable assets	157,974	77,593	38,177	63,313	21,495	358,552

Second Quarter, 2000

Revenues from external customers	$169,132	$31,259	$9,078	$53,636	$—	$263,105

Inter-segment sales	1,491	314	262	—	—	2,067

Other income	308	100	17	211	476	1,112

Interest expense (credit)(a)	1,202	764	416	399	(187)	2,594

Operating income (loss)	6,210	80	358	3,864	(405)	10,107

Identifiable assets	144,454	77,911	38,493	63,144	19,630	343,632

Six months ended June 30, 2001

Revenues from external customers	$314,774	$75,783	$17,411	$87,512	$—	$495,480

Inter-segment sales	2,003	992	467	—	—	3,462

Other income	498	176	(14)	334	383	1,377

Gain on insurance settlement	338	—	—	—	—	338

Interest expense (credit)(a)	3,194	2,056	1,014	1,003	(786)	6,481

Operating income (loss)	13,515	(2,026)	(923)	792	(1,574)	9,784

Six months ended
June 30, 2000	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$294,178	$66,668	$15,552	$88,825	$2,489	$467,712

Inter-segment sales	2,683	973	502	—	—	4,158

Other income	574	192	153	317	886	2,122

Gain on sale of business	—	—	—	—	907	907

Interest expense (credit)(a)	2,840	1,370	729	857	(526)	5,270

Operating income (loss)	7,625	1,780	839	1,695	6	11,945

(a)	The Other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Comparison of the three months ended June 30, 2001 with the three months ended
June 30, 2000:

      Sales and merchandising revenues for the three months ended June 30, 2001 totaled $275.2 million, an increase of $12.1 million, or 5%, from the second quarter of 2000. Sales in the Agriculture Group were up $9.1 million, or 6%. Grain sales were down $12 million, or 12%, due primarily to a change in the mix of grain sold and the resulting decrease in the weighted average price per bushel sold. Fertilizer sales were up $21.1 million, or 34% due to a 30% increase in the weighted average price per ton sold and a 2% increase in volume. Merchandising revenues in the Agriculture Group were down $1 million, or 9%, due to reduced storage and drying and mixing income in the grain division partially offset by basis appreciation in grain owned. Grain inventories on hand at June 30, 2001 were 49.6 million bushels, of which 20 million bushels were stored for others. This compares to 46.4 million bushels on hand at June 30, 2000, of which 24 million bushels were stored for others. There were no changes in the number of Agriculture Group facilities operated in the period under review, but an additional 0.8 million bushels of covered storage capacity was added to existing grain facilities during 2000.

      The Processing Group had a $2.3 million, or 7% increase in sales, resulting primarily from the professional business of the lawn fertilizer division. Included in this increase are sales from the U.S. ProTurf® product line acquired from The Scotts Company on May 31, 2000. The Cob-based businesses also recognized an increase in sales, while the consumer and industrial lawn fertilizer businesses experienced lower sales in the quarter due to volume decreases. All businesses experienced an increase is average price per ton sold, but the ProTurf® product line acquisition was primarily responsible for a 25% increase in the weighted average price per ton sold.

      The Rail Group had a $.4 million, or 4%, increase in sales. Gross lease income was up 9% and sales of railcars were flat when compared to the second quarter of 2000. Shop sales were down slightly.

      The Retail Group had a $1.4 million, or 3%, increase in same-store sales in the second quarter of 2001 when compared to the second quarter of 2000. All but one store and the Mower Center experienced increases.

      Gross profit for the second quarter of 2001 totaled $48.3 million, an increase of 8%. The Agriculture Group had a $4.5 million, or 20%, increase resulting primarily from significantly increased margin per ton in the wholesale fertilizer and farm center divisions. Grain gross profit was also better in the second quarter of 2001 when compared to 2000.

      Gross profit for the Processing Group decreased $0.3 million, or 5%. While gross profit was up in the professional lawn and cob-based businesses, volume decreases in the consumer and industrial lawn fertilizer businesses as well as raw materials cost increases that could not be passed on in the consumer business resulted in the decreased gross profit.

      Gross profit in the Rail Group decreased $0.9 million, or 44%. This was due primarily to a $1 million non-cash charge to recognize the lower value of certain railcars available for sale.

      Gross profit in the Retail Group increased $0.2 million, or 1%, from the second quarter of 2000. Margins were slightly lower but more than offset by the increase in sales.

      Operating, administrative and general expenses for 2001 totaled $35.5 million, a $2.2 million, or 7%, increase from the second quarter of 2000. The increase relates primarily to a full quarter of additional costs of the ProTurf® product line in the Processing Group and inflationary increases. The second quarter of 2001 also includes severance pay of $.7 million for structural changes made in the second quarter of 2001. Full-time employees decreased slightly (less than 1%) from the second quarter of 2000.

      Interest expense for the second quarter of 2001 was $2.9 million, a $0.3 million, or 11%, increase from 2000. Average 2001 daily short-term borrowings were substantially the same as the second quarter of 2000 while the average daily short-term interest rate decreased from 6.84% for the second quarter of 2000 to 5.48% for the second quarter of 2001. However, the Company increased its outstanding long-term debt (including current maturities) 13% from June 30, 2000 to June 30, 2001.

      The pretax income of $10.7 million for the second quarter of 2001 was $0.6 million higher than the pretax income of $10.1 million in 2000. Income taxes of $3.4 million were provided using the Company’s expected 2001 annual rate of 32.1%. The rate used for the second quarter 2000 tax provision was 33.5%. The actual 2000 tax rate was 29.8%.

      As a result of the above, net income for the second quarter of 2001 increased $.6 million. The basic and diluted earnings per share of $1.00 and $0.99, respectively, for the second quarter of 2001 compares to basic and diluted earnings per share of $0.89 in the second quarter of 2000.

Comparison of the six months ended June 30, 2001 with the six months ended June
30, 2000:

      Sales and merchandising revenues for the six months ended June 30, 2001 totaled $495.5 million, an increase of $27.8 million, or 6%, from the first six months of 2000. Sales in the Agriculture Group were up $19.2 million, or 7%. Grain sales were down $2.6 million, or 1%, due to a 6% decrease in the weighted average price per bushel sold partially offset by a 5% increase in bushels sold. Fertilizer sales were up $21.8 million, or 23%, due to a 23% increase in the weighted average price per ton. Merchandising revenues in the Agriculture Group were up $1.4 million, or 7%, due primarily to basis appreciation of the grain inventories offset by a reduction in storage income when compared to the strong storage income of 2000.

      The Processing Group had a $9.1 million, or 14%, increase in sales. All of this increase related to sales in the professional lawn fertilizer business and, to a much lesser extent, sales in the cob-based businesses. The purchase of the U.S. ProTurf® product line acquired from The Scotts Company on May 31, 2000 was the primary driver of the sales increase. The Processing Group realized an 18% overall increase in the average price per ton, with all businesses showing increases due to both general price levels of fertilizer and the acquired product line. Volumes were down in both the consumer and industrial lawn fertilizer businesses.

      The Rail Group had a $1.9 million, or 12%, increase in sales. Car sales accounted for all of the increase. Shop sales were down slightly, while the leasing business experienced a modest increase due to additional cars in service.

      The Retail Group had a $1.3 million, or 1%, decrease in same-store sales in the first half of 2001 when compared to the first half of 2000. All Toledo-market stores experienced decreases, while the other stores experienced modest increases.

      The Company completed the sale of its interest in The Andersons — Tireman Auto Centers (“Tireman”) on March 31, 2000. Included in the first half 2000 sales for the Company are Tireman sales of $2.5 million.

      Gross profit for 2001 totaled $83.4 million, an increase of 4%. The Agriculture Group had a $6.6 million, or 17%, increase. The grain division’s increase of $3.0 million resulted from the sales volume increase and increases in merchandising revenues mentioned previously. The wholesale fertilizer and farm center divisions experienced a $3.6 million increase in gross profit resulting from a significant increase in gross profit per ton.

      Gross profit for the Processing Group decreased $0.2 million, or 2%. Coupled with the significant sales increase in the Group was a significant increase in the cost of key raw materials that could not be passed on to the customer in the consumer and industrial lawn businesses. The professional lawn business and the cob-based businesses did experience increases in gross profit.

      Gross profit in the Rail Group decreased $1.0 million, or 25%. This was due primarily to a $1.0 million non-cash charge to recognize the lower value of certain railcars available for sale.

      Gross profit in the Retail Group decreased $0.5 million, or 2%, from the first half of 2000. Margins were relatively unchanged but the lower sales resulted in the gross profit decrease.

      Included in the Company’s first half 2000 gross profit is $1.5 million from the first quarter operations of Tireman.

      The 2001 first half includes a nonrecurring gain of $0.3 million related to an insurance settlement at its Albion, Michigan facility. The 2000 first half includes a nonrecurring gain of $0.9 million related to Tireman divestiture.

      Operating, administrative and general expenses for the first six months of 2001 totaled $68.8 million, a $3.1 million, or 5%, increase from the first six months of 2000. The increase relates primarily to the additional costs of the ProTurf® product line in the Processing Group and inflationary increases offset by expenses no longer incurred for the operations of Tireman. The first six months of 2001 includes severance pay of $.8 million for structural changes made in 2001. Full-time employees decreased slightly (less than 1%) from 2000.

      Interest expense for 2001 was $6.5 million, a $1.2 million, or 23%, increase from 2000. Average daily short-term borrowings increased 9% from the first half of 2000 but was more than offset by the decrease in the average short-term interest rate. The Company increased its outstanding long-term debt (including current maturities) 13% from June 30, 2000 to June 30, 2001 and this was the primary reason for the increased interest expense.

      Pretax income of $9.8 million for the first half of 2001 was $2.1 million lower than the pretax income of $11.9 million in 2000. Income tax expense of $3.1 million was provided using the Company’s expected 2001 annual rate of 32.1%. The rate used for the first half 2000 tax provision was 33.5%. The actual 2000 tax rate was 29.8%.

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

      As a result of the above, net income for the first half of 2001 decreased $1.5 million. The basic and diluted earnings per share of $0.88 for the first half of 2001 compares to basic and diluted earnings per share of $1.04 and $1.05, respectively, in the first half of 2000.

Liquidity and Capital Resources

      The Company’s operations (before changes in operating assets and liabilities) provided cash of $13.8 million in the first half of 2001, a decrease of $0.1 million from the same period in 2000. Net working capital at June 30, 2001 was $61.7 million, an increase of $6.4 million and $15.1 million from December 31, 2000 and June 30, 2000, respectively.

      The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at June 30, 2001 were $150.0 million. The Company had drawn $50.3 million on its short-term lines of credit at June 30, 2001. Peak short-term borrowing for the six months to date was $125.0 million on March 14, 2001. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to cash needs and the market strategies of grain customers.

      The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short- and long-term debt and lease commitments. At June 30, 2001, the Company owned a long interest rate swap that converts variable-rate debt to fixed-rate debt. The Company also holds various open short-term and long-term interest rate caps; the market value (less than $0.1 million) is included in other assets. Finally, the Company has moved the unamortized values of its long-term closed interest rate caps and locks to other comprehensive income consistent with the SFAS 133 adoption.

      A quarterly cash dividend of $0.065 per common share was paid in each of the first and second quarters of 2001. A cash dividend of $0.065 per common share was declared on July 2, 2001 and was paid on July 23, 2001. Cash dividends of $0.06 per common share were paid quarterly in 2000. The Company made income tax payments of $0.5 million in the first six months and expects to make payments totaling approximately $3.4 million for the remainder of 2001. During the first six months of 2001, the Company repurchased 165.5 thousand of its common shares on the open market at an average price of $8.38 per share and issued approximately 54 thousand shares to employees under its share compensation plans.

      Total capital spending for 2001 is expected to approximate $14.6 million and includes $1.4 million for purchase options on railcars, $1.8 million for improvements to existing and additional storage in the Agriculture Group and $0.5 million for a dryer in the Agriculture Group. The remaining amount of $10.9 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend up to $6.0 million for the purchase of additional railcars that may then be sold, financed off-balance sheet or capitalized.

      Certain of the Company’s long-term debt are secured by first mortgages on various facilities or are collateralized by railcar assets. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at June 30, 2001.

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

(in thousands)	June 30	December 31
	2001	2000

Net long position	$1,609	$26

Market risk	161	3

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

	June 30	December 31
(in thousands)	2001	2000

Fair value of long-term debt and interest rate contracts	$89,049	$88,414

Fair value less than carrying value	804	1,294

Market risk	184	594

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of the shareholders of The Andersons, Inc. was held on April 26, 2001 to elect twelve directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

Director	For	Against	Withheld	Not Voted

Donald E. Anderson	6,671,877	—	92,292	639,710

Michael J. Anderson	6,657,375	—	106,794	639,710

Richard M. Anderson	6,648,284	—	115,885	639,710

Richard P. Anderson	6,697,025	—	67,144	639,710

Thomas H. Anderson	6,676,626	—	87,543	639,710

John F. Barrett	6,694,123	—	70,046	639,710

Paul M. Kraus	6,683,132	—	81,037	639,710

Donald L. Mennel	6,702,123	—	62,046	639,710

David L. Nichols	6,689,374	—	74,795	639,710

Dr. Sidney A. Ribeau	6,693,973	—	70,196	639,710

Charles A. Sullivan	6,702,173	—	61,996	639,710

Jacqueline F. Woods	6,688,824	—	75,345	639,710

Independent Auditors	6,742,579	17,710	3,880	639,710

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 13, 2001	By /s/Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

Date: August 13, 2001	By /s/Richard R. George

Richard R. George Vice President and Controller (Principal Accounting Officer