Form 10-Q
period 2001-09-30
ANDERSONS INC
filed 2001-11-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    X       No

The registrant had 7.2 million Common shares outstanding, no par value, at November 1, 2001

THE ANDERSONS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	18

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2001	2000	2000

Current assets:

Cash and cash equivalents	$5,088	$13,138	$5,900

Accounts and notes receivable

Trade receivables (net)	56,807	49,769	49,178

Margin deposits	1,358	5,706	2,170

	58,165	55,475	51,348

Inventories:

Grain	100,053	111,887	72,807

Agricultural fertilizer and supplies	25,255	26,322	26,106

Lawn fertilizer and corncob products	31,459	39,810	32,325

Railcar repair parts	1,229	1,273	1,218

Retail merchandise	33,076	29,866	32,836

Other	463	548	548

	191,535	209,706	165,840

Railcars available for sale	11,109	12,719	4,639

Deferred income taxes	4,699	3,444	4,057

Prepaid expenses	5,420	8,342	6,282

Total current assets	276,016	302,824	238,066

Other assets:

Notes receivable (net) and other assets	5,741	8,598	9,903

Investments in and advances to affiliates	954	1,422	982

	6,695	10,020	10,885

Railcar assets leased to others (net)	24,379	22,281	28,500

Property, plant and equipment:

Land	11,858	11,899	11,885

Land improvements and leasehold improvements	27,885	27,702	26,711

Buildings and storage facilities	93,575	93,620	91,568

Machinery and equipment	118,415	118,724	111,033

Software	3,697	3,850	3,736

Construction in progress	4,660	1,878	8,602

	260,090	257,673	253,535

Less allowances for depreciation and amortization	164,668	159,602	158,263

	95,422	98,071	95,272

	$402,512	$433,196	$372,723

                            See notes to condensed consolidated financial statements

The Andersons, Inc

Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2001	2000	2000

Current liabilities:

Notes payable	$95,100	$71,300	$88,600

Accounts payable for grain	24,158	67,468	25,906

Other accounts payable	64,374	84,045	65,613

Accrued expenses	14,077	15,625	12,690

Current maturities of long-term debt	10,291	9,126	8,074

Total current liabilities	208,000	247,564	200,883

Deferred income	2,591	3,166	524

Pension and post-retirement benefits	4,436	3,684	3,749

Long-term debt, less current maturities	87,463	80,159	72,420

Deferred income taxes	9,009	8,787	8,436

Minority interest	—	—	202

Shareholders’ equity:

Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,414	66,488	66,489

Treasury shares (1,176, 1,070 and 982 shares at 9/30/01, 12/31/00 and 9/30/00, respectively; at cost)	(10,672)	(9,852)	(9,087)

Accumulated other comprehensive loss	(1,015)	—	(144)

Unearned compensation	(122)	(78)	(136)

Retained earnings	36,324	33,194	29,303

	91,013	89,836	86,509

	$402,512	$433,196	$372,723

                            See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine months ended
	September 30		September 30

	2001	2000	2001	2000

Sales and merchandising revenues	$188,830	$178,622	$684,310	$646,334

Cost of sales and merchandising revenues	157,516	146,583	569,621	534,383

Gross profit	31,314	32,039	114,689	111,951

Operating, administrative and general expenses	33,044	33,351	101,869	99,077

Interest expense	2,463	2,969	8,944	8,239

Other income:

Other income	812	918	2,189	3,040

Gain on insurance settlement	—	—	338	—

Gain on sale of business	—	—	—	907

Income (loss) before income taxes and cumulative effect of accounting change	(3,381)	(3,363)	6,403	8,582

Income taxes	(1,476)	(1,128)	1,664	2,877

Income (loss) before cumulative effect of accounting change	(1,905)	(2,235)	4,739	5,705

Cumulative effect of accounting change, net of income tax benefit	—	—	(185)	—

Net income (loss)	$(1,905)	$(2,235)	$4,554	$5,705

Per common share:

Basic earnings (loss)	$(0.26)	$(0.30)	$0.62	$0.76

Diluted earnings (loss)	$(0.26)	$(0.30)	$0.62	$0.75

Dividends paid	$0.065	$0.060	$0.195	$0.180

Weighted average shares outstanding-basic	7,225	7,463	7,300	7,552

Weighted average shares outstanding-diluted	7,225	7,463	7,324	7,564

                            See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30

	2001	2000

Operating Activities
Net income	$4,554	$5,705

Adjustments to reconcile net income to net cash used in operating activities:

Cumulative effect of accounting change, net of income tax benefit	185	—

Depreciation and amortization	10,606	9,480

Gain on insurance settlement	(338)	—

Gain on sale of business and property, plant and equipment	(119)	(877)

Realized and unrealized loss (gain) on railcars	1,531	(82)

Deferred income taxes	(912)	1,278

Other	357	249

Cash provided by operations before changes in operating assets and liabilities	15,864	15,753

Changes in operating assets and liabilities:

Accounts and notes receivable	(2,764)	(443)

Inventories	18,171	13,973

Prepaid expenses and other assets	4,442	361

Accounts payable for grain	(43,310)	(42,976)

Other accounts payable and accrued expenses	(18,720)	(20,501)

Net cash used in operating activities	(26,317)	(33,833)

Investing activities
Purchases of property, plant and equipment	(6,282)	(13,737)

Purchase of railcars	(12,447)	(13,856)

Purchase of U.S. ProTurf® and other business assets	—	(15,861)

Proceeds from sale of railcars	8,874	3,573

Proceeds from sale of property, plant and equipment	325	219

Proceeds from insurance settlement	338	—

Proceeds from sale of business	—	2,048

Net cash used in investing activities	(9,192)	(37,614)

Financing activities
Net increase in short-term borrowings	23,800	43,600

Proceeds from issuance of long-term debt	16,260	179,074

Payments on long-term debt	(7,791)	(180,560)

Change in overdrafts	(2,311)	13,811

Proceeds from sale of treasury shares to employees	323	362

Dividends paid	(1,435)	(1,372)

Purchase of common shares	(1,387)	(3,182)

Net cash provided by financing activities	27,459	51,733

Decrease in cash and cash equivalents	(8,050)	(19,714)

Cash and cash equivalents at beginning of period	13,138	25,614

Cash and cash equivalents at end of period	$5,088	$5,900

                            See notes to condensed consolidated financial statements

The Andersons, Inc

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balances at January 1, 1999	$84	$67,227	$(7,158)	$(144)	$(158)	$24,954	$84,805

Net income						10,078	10,078

Other comprehensive income:

Minimum pension liability, net of $96 income taxes				144			144

Comprehensive income							10,222

Issuance of shares to complete acquisition		(643)	643				—

Stock awards, stock option exercises, and other shares issued to employees and directors		(96)	607		(148)		363

Amortization of unearned compensation					228		228

Purchase of treasury shares			(3,944)				(3,944)

Dividends declared ($.245 per common share)						(1,838)	(1,838)

Balance at December 31, 2000	84	66,488	(9,852)	—	(78)	33,194	89,836

Net income						4,554	4,554

Other comprehensive income (loss):

Cumulative effect of accounting change				(1,172)			(1,172)

Other				157			157

Comprehensive income							3,539

Stock awards, stock option exercises, and other shares issued to employees and directors		(74)	567		(170)		323

Amortization of unearned compensation					126		126

Purchase of treasury shares			(1,387)				(1,387)

Dividends declared ($.195 per common share)						(1,424)	(1,424)

Balance at September 30, 2001	$84	$66,414	$(10,672)	$(1,015)	$(122)	$36,324	$91,013

                            See notes to condensed consolidated financial statements

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A — In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. A balance sheet as of September 30, 2000 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Note B — Certain amounts in the balance sheet as of September 30, 2000 and income statement and cash flow for the three and nine month periods ended September 30, 2000 have been reclassified to conform to the September 30, 2001 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were made for the 2000 annual report to shareholders and are now being reflected in the 2001 quarterly financial statements.

Note C — The Company recorded a transition adjustment of $305 thousand ($185 thousand after-tax) as a result of adopting Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001. This adjustment was made to write down open interest rate contracts to their market value. The Company also de-recognized assets of $1.2 million and moved them to Other Comprehensive Income. These assets represented deferred net losses on the settlement of treasury rate locks, entered into for the purpose of hedging the interest rate component of firm commitment lease transactions. The deferred losses will be recognized in interest expense over the term of the underlying leases.

While the Company considers all of its derivative positions effective economic hedges of specified risks, the Company does not designate or account for its open contracts as hedges. Changes in the market value of derivative contracts (both interest and commodity) are recognized currently in income. The Company’s policy is to also recognize changes in the market value of grain inventories and related forward contracts currently in income. Interest expense increased by approximately $0.2 million for the nine months to date as a result of marking open derivative contracts to market and recognizing deferred net losses on treasury rate locks.

Note D — In June, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for our financial statements beginning in 2002. We are currently studying the future effects of adopting this statement and have not yet determined the impact that this statement will have on the Company.

Note E — Segment Information

	Results of Operations - Segment Disclosures
		(in thousands)

Third Quarter, 2001	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$115,799	$22,345	$10,172	$40,514	$—	$188,830

Inter-segment sales	1,134	130	230	—	—	1,494

Other income	333	97	27	131	224	812

Interest expense (credit)(a)	1,396	671	431	467	(502)	2,463

Operating loss	(130)	(2,184)	(282)	(706)	(79)	(3,381)

Identifiable assets	206,806	73,092	42,786	62,258	17,570	402,512

Third Quarter, 2000
Revenues from external customers	$108,218	$22,744	$6,525	$41,135	$—	$178,622

Inter-segment sales	1,210	108	262	—	—	1,580

Other income	244	101	67	144	362	918

Interest expense (credit)(a)	1,505	966	487	436	(425)	2,969

Operating income (loss)	(1,196)	(2,256)	331	(349)	107	(3,363)

Identifiable assets	173,757	75,390	40,002	63,881	19,693	372,723

Nine Months ended September 30, 2001
Revenues from external customers	$430,573	$98,128	$27,583	$128,026	$—	$684,310

Inter-segment sales	3,137	1,121	697	—	—	4,955

Other income	832	273	13	465	606	2,189

Gain on insurance settlement	338	—	—	—	—	338

Interest expense (credit)(a)	4,590	2,727	1,445	1,470	(1,288)	8,944

Operating income (loss)	13,385	(4,210)	(1,205)	86	(1,653)	6,403

Nine Months ended September 30, 2000	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$402,396	$89,412	$22,077	$129,960	$2,489	$646,334

Inter-segment sales	3,893	1,081	764	—	—	5,738

Other income	818	293	220	461	1,248	3,040

Gain on sale of business	—	—	—	—	907	907

Interest expense (credit)(a)	4,345	2,336	1,216	1,293	(951)	8,239

Operating income (loss)	6,429	(476)	1,170	1,346	113	8,582

(a)	The Other category of interest expense includes net interest income at the company level, representing rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended September 30, 2001 with the three months ended September 30, 2000:

     Sales and merchandising revenues for the three months ended September 30, 2001 totaled $188.8 million, an increase of $10.2 million, or 6%, from the third quarter of 2000. Sales in the Agriculture Group were up $3.4 million, or 3%. Grain sales were up $10.0 million, or 13%, due primarily to a 9% increase in volume, primarily wheat, and a 4% increase in the average price per bushel sold. Fertilizer sales were down $6.6 million, or 29%, due to a 28% decrease in the weighted average price per ton sold and flat volumes. Merchandising revenues in the Agriculture Group were up $4.2 million, or 58%, due primarily to increases in space income (before interest charges) in the grain division, partially offset by decreases in fertilizer storage and application income. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at September 30, 2001 were 49.3 million bushels, of which 10.2 million bushels were stored for others. This compares to 49.8 million bushels on hand at September 30, 2000, of which 13.5 million bushels were stored for others.

     The Processing Group had a $0.4 million, or 2%, decrease in sales, resulting primarily from volume reductions in the professional business of the lawn fertilizer division. The consumer and industrial lawn fertilizer and cob-based businesses all recognized an increase in sales. All businesses experienced an increase in average price per ton sold.

     The Rail Group had a $3.6 million, or 56%, increase in sales. Sales of railcars and locomotives were up $3.7 million while gross lease income was up $0.2 million when compared to the third quarter of 2000. Sales in both the fabrication and rail shop were down.

     The Retail Group had a $0.6 million, or 2%, decrease in same-store sales in the third quarter of 2001 when compared to the third quarter of 2000. Results were split with Toledo-market stores showing decreases while the Columbus and Lima market stores had increases.

     Gross profit for the third quarter of 2001 totaled $31.3 million, a decrease of $0.7 million, or 2%. The Agriculture Group had a $0.8 million, or 6%, increase resulting primarily from the significantly increased merchandising revenues as discussed previously, offset by decreased gross profit on sales of grain. Gross profit on sales of fertilizer was flat.

     Gross profit for the Processing Group decreased $0.6 million, or 12%. While gross profit was up in the cob-based businesses, volume decreases in the professional and industrial lawn fertilizer businesses combined with a lower margin per ton in the professional lawn fertilizer business resulted in the decreased gross profit.

     Gross profit in the Rail Group decreased $0.5 million, or 26%. This was due primarily to a $0.5 million non-cash charge to recognize a permanent impairment in the value of certain railcars available for sale.

     Gross profit in the Retail Group decreased $0.4 million, or 4%, from the third quarter of 2000. This was due to both the decrease in sales discussed previously and slightly lower margins.

     Operating, administrative and general expenses for the third quarter of 2001 totaled $33.0 million, a $0.3 million, or 1%, decrease from the third quarter of 2000. Total labor and benefits for the third quarter of 2001 including severance pay of $0.3 million for structural changes made, are unchanged from the third quarter of 2000. Full-time employees decreased 2% from the third quarter of 2000. The overall decrease represents intentional reductions in certain discretionary expense line items in response to market conditions in certain businesses as well as lower operating costs. Reductions were realized in utilities, advertising, travel and entertainment and supplies. Expense increases were realized in depreciation and amortization, maintenance, insurance and professional and contract services. The Company expects these trends to continue into the fourth quarter and 2002.

     Interest expense for the third quarter of 2001 was $2.5 million, a $0.5 million, or 17%, decrease from 2000. Average 2001 daily short-term borrowings were 22% lower than the third quarter of 2000 while the average daily short-term interest rate decreased from 7.2% for the third quarter of 2000 to 4.4% for the third quarter of 2001. However, the Company increased its outstanding long-term debt (including current maturities) 21%

from September 30, 2000 to September 30, 2001 and has seen a similar increase in its long-term interest expense.

     The pretax loss of $3.4 million for the third quarter of 2001 was comparable to 2000. An income tax benefit of $1.5 million was recorded in the third quarter of 2001, representing an effective tax rate of 43.7% for the quarter. The Company expects an effective tax rate of 26% for the full year 2001 as a result of favorable experience with its foreign sales corporation commission. This is a reduction from the expected annual effective tax rate used in the first two quarters of 2001 of 32.1%. The rate used for the third quarter 2000 tax provision was 33.5%. The actual 2000 tax rate was 29.8%.

     As a result of the above, the third quarter 2001 net loss was $0.3 million better than the third quarter 2000 net loss. The basic and diluted loss per share of $0.26 for the third quarter of 2001 compares to a basic and diluted loss per share of $0.30 in the third quarter of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA), but after the interest charge to carry grain inventories, increased from $1.6 million for the third quarter of 2000 to $1.8 million for the third quarter of 2001.

Comparison of the nine months ended September 30, 2001 with the nine months ended September 30, 2000:

     Sales and merchandising revenues for the nine months ended September 30, 2001 totaled $684.3 million, an increase of $38 million, or 6%, from the first nine months of 2000. Sales in the Agriculture Group were up $22.6 million, or 6%. Grain sales were up $7.4 million, or 3%, due to a 6% increase in volume partially offset by a 3% decrease in the average price per bushel sold. Fertilizer sales were up $15.2 million, or 13%, due to a 13% increase in the average price per ton. Merchandising revenues in the Agriculture Group were up $5.6 million, or 21%, due primarily to increases in space income (before interest charges) in the grain division, partially offset by decreases in fertilizer storage and application income. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.

     The Processing Group had a $8.7 million, or 10%, increase in sales. This increase related to sales in the professional lawn fertilizer business and, to a much lesser extent, sales in the cob-based businesses. The purchase of the U.S. ProTurf® product line acquired from The Scotts Company on May 31, 2000 was the primary driver of the sales increase. The Processing Group realized a 14% overall increase in the average price per ton sold, with all businesses showing increases due to both general price levels of fertilizer and the acquired product line. Volumes were down in both the consumer and industrial lawn fertilizer businesses and the cob-based businesses.

     The Rail Group had a $5.5 million, or 25%, increase in sales. Increased railcar and locomotive sales accounted for the majority of the increase. Shop sales were down slightly, while the leasing business experienced a modest increase due to additional cars in service.

     The Retail Group had a $1.9 million, or 2%, decrease in same-store sales in the first nine months of 2001 when compared to the first nine months of 2000. All Toledo-market stores experienced decreases, while the other stores experienced modest increases.

     The Company completed the sale of its interest in The Andersons — Tireman Auto Centers (“Tireman”) on March 31, 2000. Included in the first nine months of 2000 sales for the Company are Tireman sales of $2.5 million.

     Gross profit for 2001 totaled $114.7 million, an increase of $2.7 million, or 2%. The Agriculture Group had a $7.5 million, or 14%, increase. The grain division’s increase of $4.6 million resulted from the increases in merchandising revenues discussed previously. The wholesale fertilizer and farm center divisions experienced a $2.9 million increase in gross profit resulting from a significant increase in gross profit per ton sold.

     Gross profit for the Processing Group decreased $0.8 million, or 5%. Coupled with the significant sales increase in the Group was a significant increase in the cost of key raw materials that could not be fully passed on to the customer in the consumer and industrial lawn businesses. The professional lawn business and the cob-based businesses did experience increases in gross profit.

     Gross profit in the Rail Group decreased $1.6 million, or 26%. This was due primarily to a $1.5 million non-cash charge to recognize a permanent impairment in the value of certain railcars available for sale.

     Gross profit in the Retail Group decreased $0.9 million, or 3%, from the first nine months of 2000. Margins were relatively unchanged but the lower sales resulted in the gross profit decrease.

     Included in the Company’s first nine months 2000 gross profit is $1.5 million from the first quarter operations of Tireman.

     The 2001 first nine months includes a nonrecurring gain of $0.3 million related to an insurance settlement at its Albion, Michigan facility. The 2000 first nine months includes a nonrecurring gain of $0.9 million related to Tireman divestiture.

     Operating, administrative and general expenses for the first nine months of 2001 totaled $101.9 million, a $2.8 million, or 3%, increase from the first nine months of 2000. The increase relates primarily to the additional costs of the ProTurf® product line in the Processing Group (acquired on May 31, 2000) and inflationary increases offset by expenses no longer incurred for the operations of Tireman. The first nine months of 2001 also includes severance pay of $1.1 million for structural changes made in 2001. Full-time employees decreased 2% from 2000.

     Interest expense for 2001 was $8.9 million, a $0.7 million, or 9%, increase from 2000. Average daily short-term borrowings decreased 1% from the first nine months of 2000 but was more than offset by the decrease in the average short-term interest rate from

6.8% to 5.5%. The Company increased its outstanding long-term debt (including current maturities) 21% from September 30, 2000 to September 30, 2001 and has seen a similar increase in its long-term interest expense.

     Pretax income of $6.4 million for the first nine months was $2.2 million lower than the pretax income of $8.6 million in 2000. Income tax expense of $1.7 million was provided using the Company’s expected 2001 annual rate of 26.0%. The tax rate used for the same period in 2000 was 33.5%. The actual 2000 tax rate was 29.8%.

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

     As a result of the above, net income for the first nine months of 2001 decreased $1.2 million. The basic and diluted earnings per share of $0.62 for the first nine months of 2001 compares to basic and diluted earnings per share of $0.76 and $0.75, respectively, in the first nine months of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA), but after the interest charge to carry grain inventories, decreased slightly from $23.2 million for the first nine months of 2000 to $22.9 million for the first nine months of 2001.

     Year-to-date operating losses in the Processing Group have caused the Company to begin an evaluation process of certain of the core businesses within that unit. The Company is also in the process of creating its 2002 annual plan. The results of the Processing Group evaluation and the Company’s planning process will be completed by the end of 2001.

Liquidity and Capital Resources

     The Company’s operations (before changes in operating assets and liabilities) provided cash of $15.9 million in the first nine months of 2001, an increase of $0.1 million from the same period in 2000. Net working capital at September 30, 2001 was $68.0 million, an increase of $12.8 million and $30.8 million from December 31, 2000 and the reclassified September 30, 2000 amounts, respectively. The September 30, 2000 balance sheet was reclassified to conform to the December 31, 2000 audited balance sheet with the most significant change to move railcars held for sale but currently out on short-term operating leases to a long-term classification.

     The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Lines of credit available at September 30, 2001 were $145.0 million. The Company had drawn $95.1 million on its short-term lines of credit at September 30, 2001. Peak short-term borrowing for the nine months to date was $125.0 million on March 14, 2001. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

     The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short- and long-term debt and lease commitments. At September 30, 2001, the Company owned a long-term interest rate swap that converts variable-rate debt to fixed-rate debt. The Company also holds various open short-term and long-term interest rate caps; the market value of less than $0.1 million is included in other assets. Finally, the Company has moved the unamortized values of its long-term closed interest rate caps and locks to other comprehensive income consistent with the SFAS 133 adoption.

     A quarterly cash dividend of $0.065 per common share was paid in each of the first three quarters of 2001. A cash dividend of $0.065 per common share was declared on October 2, 2001 and was paid on October 23, 2001. Cash dividends of $0.06 per common share were paid quarterly in 2000. The Company made income tax payments of $2.5 million in the first nine months of 2001 and expects to make payments totaling approximately $0.2 million for the remainder of 2001. During the first nine months of 2001, the Company repurchased 165.5 thousand of its common shares on the open market at an average price of $8.38 per share and issued approximately 59 thousand shares to employees under its share compensation plans.

     Total capital spending for 2001 on property, plant and equipment is expected to approximate $11.7 million and includes $1.4 million for improvements to existing and additional storage in the Agriculture Group and $0.5 million for a dryer in the Agriculture Group. The remaining amount of $9.8 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $1.5 million to exercise purchase options on railcars and $14.9 million for the purchase of additional railcars and capitalized modifications on railcars for 2001 that may then be sold, financed off-balance sheet or capitalized. For the first nine months of 2001, $8.9 million in railcars had been sold or financed off the balance sheet.

     Certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at September 30, 2001. In the current interest rate environment, the Company is adding long-term debt or fixing rates on selected variable rate debt.

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

Commodity Prices

     The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are readily marketable exchange-traded futures contracts. The market value of exchange-traded futures contracts used for hedging has a high but not perfect correlation to the underlying market value of grain inventories and related purchase and sales contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than that of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to price changes in the market. To a lesser degree, the Company also uses exchange-traded option contracts. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. The Company’s accounting policy for these hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

(in thousands)	September 30	December 31
	2001	2000

Net long position	$855	$26

Market risk	86	3

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

	September 30	December 31
(in thousands)	2001	2000

Fair value of long-term debt and interest rate contracts	$98,254	$88,414

Fair value greater (less) than carrying value	438	(1,294)

Market risk	942	594

Forward Looking Statements

     The preceding Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; competition; economic conditions; risks associated with acquisitions; interest rates; income taxes; and other risks.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date:	November 14, 2001	By /s/Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

Date:	November 14, 2001	By /s/Richard R. George

Richard R. George Vice President and Controller (Principal Accounting Officer)