Form 10-K405
period 2001-12-31
ANDERSONS INC
filed 2002-03-20
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1562374

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio	43537

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 893-5050

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $58,883,040 on February 28, 2002, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

     The registrant had 7,317,446 Common shares outstanding, no par value, at February 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 18, 2002.

PART I

Item 1. Business

(a) General development of business

     The Andersons, Inc. is a diversified company with four operating groups. The Agriculture Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures and sells agricultural fertilizer, and distributes agricultural inputs (fertilizer, chemicals, seed and supplies) to dealers and farmers. The Processing Group manufactures lawn fertilizer products for the lawn and garden, professional golf and landscaping industries and corncob-based products for use in various industries. The Rail Group purchases, sells, repairs, manages and leases railcars and locomotives. The Retail Group operates six retail stores, a lawn and garden sales and service shop and a distribution center in Ohio.

(b) Financial information about industry segments

     See Note 13 to the consolidated financial statements for information regarding business segments.

(c) Narrative description of business

Agriculture Group

     The Agriculture Group operates grain elevators, wholesale fertilizer terminals, and farm centers.

     The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s total grain storage capacity was approximately 81.1 million bushels at December 31, 2001.

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

     In 1998, the Company signed a five-year lease agreement with Cargill, Inc. for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 43%, or approximately 35.0 million bushels, of the Company’s total storage space and became effective on June 1, 1998. See also the Critical Accounting Policies section of the Management’s Discussion and Analysis of The Andersons, Inc. 2001 Annual Report to Shareholders for further discussion of this agreement.

     During 2001, approximately 54% of the grain bushels sold by the Company was purchased domestically by grain processors and feeders, and approximately 46% was exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or East Coast. Boat shipments are from the Port of Toledo. Grain sales are effected on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the marketing agreement with Cargill which are effected on a negotiated basis with Cargill’s merchandising staff.

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

     Fixed price purchase and sale commitments for grain and grain held in inventory expose the Company to risks related to adverse changes in price. The Company attempts to manage these risks by hedging fixed price purchase and sale contracts and inventory through the use of futures and option contracts with the CBOT. The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

     The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage income), not from hedging transactions. The Company has a policy that specifies the key controls over its hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

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

     The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at February 28, 2002 approximated 43.1 million, the majority of which is scheduled to be delivered to the Company for the 2001 and 2002 crop years (i.e., through August 2003). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The Company’s loan agreements also require it to be substantially hedged in its grain transactions.

     The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

     The Company’s wholesale fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and the wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available.

     The Company’s wholesale fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

     Storage capacity at the Company’s fertilizer facilities, including its twelve farm centers, was approximately 13.4 million cubic feet for dry fertilizers and approximately 32.5 million gallons for liquid fertilizers at December 31, 2001. The Company reserves 6.4 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 10.8 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 2.3 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.

     The Company operates twelve farm centers located throughout Michigan, Indiana and Ohio. These centers, located within the same regions as the Company’s grain and wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer to farms and golf courses, and chemicals, seeds and supplies to the farmer.

     In its agricultural fertilizer businesses, the Company competes with regional and local cooperatives, fertilizer manufacturers, multi-state retail/wholesale chain store organizations, and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

Processing Group

     The Processing Group produces and markets granular lawn fertilizer and related products. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets.

     The Company sells consumer lawn products, for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. Professional lawn products are sold both directly and through distributors to golf courses and lawn service applicators. The lawn products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer lawn products. With the acquisition in 2000 of the U.S. ProTurf® product line from The Scotts Company, Inc., the Company has a significant share of the golf course market in the United States. Principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are purchased primarily from the Company’s wholesale fertilizer division. Competition is based principally on merchandising ability, logistics, service and quality.

     The Company is one of the largest producers of processed corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers. Corn delivered to the Company’s grain operations is no longer delivered on the cob, creating the need for the Company to purchase its corncob raw materials from third parties. The limited supply of corncobs has caused the Company to rationalize its product lines and concentrate on higher margin products including pet litter.

Rail Group

     The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries. The risk management philosophy of the Company includes match-funding of lease commitments and detailed review of lessee credit quality. Generally, the Company completes non-recourse transactions whenever possible to minimize risk.

     Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

     Although the Company first managed a fleet of covered hopper cars used in the grain industry, it has diversified into other car types (boxcars, gondolas, open top hoppers and tank cars) and industries. In 2000, the Company added locomotives to the fleet managed. The Company plans to continue to diversify its fleet both in car types and industries.

Retail Group

     The Company’s Retail Group consists of six stores operated as “The Andersons”, which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “More for Your Home”™ and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn and garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.

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

Research and Development

     The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Processing Group. The Company expended approximately $430,000, $340,000, and $380,000 on research and development activities during 2001, 2000 and 1999, respectively.

Employees

     At December 31, 2001, the Company had 1,263 full-time and 1,772 part-time or seasonal employees. The Company believes its relations with its employees are good.

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

     The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $880,000, $860,000 and $810,000 in order to comply with these regulations in 2001, 2000 and 1999, respectively.

Item 2. Properties

     The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

(in thousands)		Agricultural Fertilizer

	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,570	4,500	2,878

Toledo, OH Port (4)	13,450	1,800	2,812

Metamora, OH	6,720	—	—

Lyons, OH (2)	380	53	217

Toledo, OH (1)	1,000	—	—

Fremont, OH (2)	—	42	284

Fostoria, OH (2)	—	40	277

Gibsonburg, OH (2)	—	43	350

Pulaski, OH (1) (2)	—	33	250

Lordstown, OH	—	197	—

Champaign, IL	13,500	833	—

Delphi, IN	6,450	923	—

Clymers, IN	5,150	—	1,469

Dunkirk, IN	7,000	833	—

Poneto, IN	600	10	5,360

North Manchester, IN (2)	—	20	190

Seymour, IN	—	720	943

Waterloo, IN (1) (2)	—	992	1,654

Logansport, IN	—	83	3,652

Walton, IN (2)	—	375	5,962

Albion, MI (2)	2,800	18	167

White Pigeon, MI	2,450	—	—

Webberville, MI	—	1,747	5,060

Litchfield, MI (2)	—	40	252

Union City, MI (2)	—	60	430

Munson, MI (2)	—	33	270

	81,070	13,395	32,477

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 4,300-bushel capacity.

(4)	Includes leased facilities with a 7,500-bushel capacity.

     The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, a corn sheller plant, maintenance buildings and truck scales and dumps.

     Wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio, Seymour, Indiana, and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000

Toledo Store	Toledo, OH	130,000

Woodville Store (1)	Northwood, OH	100,000

Lima Store (1)	Lima, OH	117,000

Brice Store	Columbus, OH	128,000

Sawmill Store	Columbus, OH	134,000

Distribution Center (1)	Maumee, OH	245,000
(1)	Leased

     The leases for the two stores and the distribution center are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental in 2001 and 2000. Neither store achieved a sales level triggering contingent lease payments in 1999. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

     The Company owns lawn fertilizer production facilities in Maumee, Ohio and lawn fertilizer production facilities in Bowling Green, Ohio and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio and Montgomery, Alabama and lawn fertilizer production and warehouse facilities in Pottstown, Pennsylvania.

     In its railcar business, the Company owns, leases or manages approximately 51 locomotives and 5,432 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas) with lease terms ranging from one to twelve years and future minimum lease payments aggregating $24.6 million with future minimum contractual lease and service income of approximately $45.8 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

     The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2005. The Company owns approximately 1,082 acres of land on which various of the above properties and facilities are located and approximately 349 acres of farmland and land held for future use.

     Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $52 million at December 31, 2001. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2001, 2000 and 1999 amounted to $9 million, $21 million and $18 million, respectively. See Note 10 to the Company’s consolidated financial statements for information as to the Company’s leases. See also the consolidated statements of cash flows on page 16 of The Andersons, Inc. 2001 Annual Report to Shareholders for purchases and sales of railcar assets.

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

     No matters were voted upon during the fourth quarter of fiscal 2001.

Item 4a. Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2002.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Wholesale Fertilizer Division	49	2000

	Vice President and General Manager, Wholesale		1999

	Fertilizer Division, Agriculture Group

Daniel T. Anderson	President, Retail Group	46	1996

	Director of Marketing and Merchandising, Retail Group		1996

Michael J. Anderson	President and Chief Executive Officer	50	1999

	President and Chief Operating Officer		1996

Richard M. Anderson	President, Processing Group	47	1999

Richard P. Anderson	Chairman of the Board	72	1999

	Chairman of the Board and Chief Executive Officer		1996

Dale W. Fallat	Vice President, Corporate Services	57	1992

Philip C. Fox	Vice President, Corporate Planning	59	1996

Charles E. Gallagher	Vice President, Personnel	60	1996

Richard R. George	Vice President and Controller	52	1996

Beverly J. McBride	Vice President, General Counsel and Secretary	60	1996

Harold M. Reed	President, Grain Division	45	2000

	Vice President and General Manager, Grain Division,		1999

	Agriculture Group

Rasesh H. Shah	President, Rail Group	47	1999

Gary L. Smith	Vice President, Finance and Treasurer	56	1996

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 and Shareholders on the inside back cover of The Andersons, Inc. 2001 Annual Report to Shareholders is incorporated herein by reference. The Company paid quarterly dividends of $0.065, $0.06 and $0.05 per common share, respectively, in 2001, 2000 and 1999. The Company declared quarterly dividends of $0.065 per common share to be paid January 22, 2002 and April 22, 2002 to shareholders of record on January 2, 2002 and April 1, 2002, respectively.

Item 6. Selected Financial Data

     The information under the caption Selected Financial Data on page 12 of The Andersons, Inc. 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption Management’s Discussion & Analysis appearing on pages 18 through 21 of The Andersons, Inc. 2001 Annual Report to Shareholders is incorporated herein by reference. See page 23 of The Andersons, Inc. 2001 Annual Report to Shareholders for discussion of new accounting standards.

     Future payments due under debt and lease obligations as of December 31, (in thousands):

	Payments Due by Period
Contractual Obligations
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$10,023	$30,545	$20,270	$36,379	$97,217

Capital lease obligations	351	746	3,376	—	4,473

Operating leases	5,838	9,269	3,804	5,656	24,567

Total contractual cash obligations	$16,212	$40,560	$27,450	$42,035	$126,257

     Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and would not be material to the Company if they trigger in the future. The royalty period ends May 2005.

     The Company had standby letters of credit outstanding of $9.0 million at December 31, 2001.

     The Company's grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards. Refer to the Summary of Significant Accounting Policies note to the consolidated financial statements for further discussion of Inventories and Inventory Commitments.

     The Company is subject to various loan convenants as highlighted in the Long-Term Debt note to the consolidated financial statements. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The information under the captions Market Risk-Sensitive Instruments and Positions, Commodity Prices and Interest Rates appearing on page 21 of The Andersons, Inc. 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 of The Andersons, Inc. 2001 Annual Report to Shareholders, the Report of Independent Accountants as of December 31, 2001 and for the two years then ended on page 13 of The Andersons, Inc. 2001 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 14 through 17 and 21 through 32 of The Andersons, Inc. 2001 Annual Report to Shareholders are incorporated herein by reference:

• Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

• Consolidated Balance Sheets as of December 31, 2001 and 2000

• Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

• Notes to Consolidated Financial Statements

     Following is the Report of Independent Auditors on the Consolidated Financial Statements and schedule as of and for the year ended December 31, 1999:

Report of Independent Auditors

Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of The Andersons, Inc. and subsidiaries for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at
Item 14(a) as of December 31, 1999 and for the year then ended. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of The Andersons, Inc. and subsidiaries for any period subsequent to December 31, 1999.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of The Andersons, Inc. and subsidiaries and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of December 31, 1999 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Toledo, Ohio
January 24, 2000

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on April 25, 2002 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

     None

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1) The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 2001 Annual Report to Shareholders.

(2)	The following consolidated financial statement schedule and Report of Independent Accountants on Financial Statement Schedule is included in Item 14(d):

Page

II. Consolidated Valuation and Qualifying Accounts — years ended December 31, 2001, 2000 and 1999	19

Report of Independent Accountants on Financial Statement Schedule	18

     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits:

	2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963)

	3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936)

	3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963)

	4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963)

	4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K)

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070)

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting)

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963)

13	The Andersons, Inc. 2001 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors

23.2	Consent of Independent Accountants

*	Management contract or compensatory plan.

     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed in the fourth quarter of 2001.

(c)	Exhibits:

The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(d)	Financial Statement Schedule and Report of Independent Accountants on Financial Statement Schedule:

The financial statement schedule and Report of Independent Accountants on Financial Statement Schedule listed in 14(a)(2) follow “Signatures”.

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

Signature	Title	Date	Signature	Title	Date

/s/Michael J. Anderson Michael J. Anderson	President Chief Executive Officer (Principal Executive Officer)	3/19/02	/s/John F. Barrett John F. Barrett	Director	3/19/02

/s/Richard R. George Richard R. George	Vice President & Controller (Principal Accounting Officer)	3/19/02	/s/Paul M. Kraus Paul M. Kraus	Director	3/19/02

/s/Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	3/19/02	/s/Donald L. Mennel Donald L. Mennel	Director	3/19/02

/s/Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/19/02	/s/David L. Nichols David L. Nichols	Director	3/19/02

/s/Donald E. Anderson Donald E. Anderson	Director	3/19/02	/s/Sidney A. Ribeau Dr. Sidney A. Ribeau	Director	3/19/02

/s/Richard M. Anderson Richard M. Anderson	Director	3/19/02	/s/Charles A. Sullivan Charles A. Sullivan	Director	3/19/02

/s/Thomas H. Anderson Thomas H. Anderson	Director	3/19/02	/s/Jacqueline F. Woods Jacqueline F. Woods	Director	3/19/02

Except for those portions of The Andersons, Inc. 2001 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as a part of this filing.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of The Andersons, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report to Shareholders of The Andersons, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule for the years ended December 31, 2001 and 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Toledo, Ohio
January 28, 2002

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THE ANDERSONS, INC.

		Additions

(in thousands)	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts	Deductions		at End
Description	of Period	Expenses	- Describe	-Describe		of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2001	$3,084	$448	$—	$831	(1)	$2,701

Year ended December 31, 2000	3,980	776	—	1,672	(1)	3,084

Year ended December 31, 1999	4,455	827	—	1,302	(1)	3,980

Allowance for doubtful notes receivable:

Year ended December 31, 2001	$698	$(224)	$—	$2	(1)	$472

Year ended December 31, 2000	583	135	—	20	(1)	698

Year ended December 31, 1999	515	354	—	286	(1)	583

(1)	Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

THE ANDERSONS, INC.

Exhibit
Number

13	The Andersons, Inc. 2001 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Auditors

23.2	Consent of Independent Accountants