Form 10-Q
period 2002-03-31
ANDERSONS INC
filed 2002-05-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X       No

The registrant had 7.3 million common shares outstanding, no par value, at May 1, 2002

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2002	2001	2001

Current assets:
Cash and cash equivalents	$9,592	$5,697	$6,246
Accounts and notes receivable
Trade receivables (net)	68,589	51,080	71,568
Margin deposits	4,237	3,756	2

	72,826	54,836	71,570
Inventories:
Grain	129,421	140,316	100,475
Agricultural fertilizer and supplies	36,267	24,240	37,290
Lawn fertilizer and corncob products	38,503	43,440	37,888
Railcar repair parts	789	1,401	819
Retail merchandise	33,395	28,539	36,317
Other	528	355	635

	238,903	238,291	213,424
Railcars available for sale	4,819	11,932	9,433
Deferred income taxes	4,733	3,963	4,113
Prepaid expenses and other current assets	14,719	11,954	15,181

Total current assets	345,592	326,673	319,967
Other assets:
Other assets and notes receivable (net)	5,393	5,344	6,773
Investments in and advances to affiliates	992	956	1,109

	6,385	6,300	7,882
Railcar assets leased to others (net)	29,247	26,102	26,690
Property, plant and equipment:
Land	11,735	11,758	11,858
Land improvements and leasehold improvements	28,030	27,937	27,533
Buildings and storage facilities	94,764	94,309	93,513
Machinery and equipment	119,218	119,460	119,082
Software	3,877	3,714	3,225
Construction in progress	5,382	4,144	2,511

	263,006	261,322	257,722
Less allowances for depreciation and amortization	168,155	166,321	160,777

	94,851	95,001	96,945

	$476,075	$454,076	$451,484

     See notes to condensed consolidated financial statements

The Andersons, Inc
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2002	2001	2001

Current liabilities:
Notes payable	$128,200	$82,600	$114,600
Accounts payable for grain	30,727	66,968	31,673
Other accounts payable	54,398	50,996	67,269
Customer prepayments and deferred income	33,132	22,683	33,511
Accrued expenses	17,935	18,047	12,431
Current maturities of long-term debt	7,583	10,374	10,391

Total current liabilities	271,975	251,668	269,875
Deferred income	861	2,209	2,668
Pension and post-retirement benefits	5,503	5,302	3,785
Long-term debt, less current maturities	92,269	91,316	78,251
Deferred income taxes	8,880	8,647	9,347

Total liabilities	379,488	359,142	363,926
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	66,430	66,431	66,417
Treasury shares (1,113, 1,174 and 1,037 shares at 3/31/02, 12/31/01 and 3/31/01, respectively; at cost)	(10,154)	(10,687)	(9,510)
Accumulated other comprehensive loss	(870)	(964)	(1,120)
Unearned compensation	(189)	(83)	(212)
Retained earnings	41,286	40,153	31,899

	96,587	94,934	87,558

	$476,075	$454,076	$451,484

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31

	2002	2001

Sales and merchandising revenues	$214,831	$218,007
Cost of sales and merchandising revenues	178,811	182,892

Gross profit	36,020	35,115
Operating, administrative and general expenses	31,787	33,351
Interest expense	2,713	3,614
Other income / gain:
Other income	792	584
Gain on insurance settlement	—	338

Income (loss) before income taxes and cumulative effect of accounting change	2,312	(928)
Income tax expense (benefit)	703	(298)

Income (loss) before cumulative effect of accounting change	1,609	(630)
Cumulative effect of accounting change, net of income tax benefit	—	(185)

Net income (loss)	$1,609	$(815)

Per common share:
Basic earnings (loss)	$0.22	$(0.11)

Diluted earnings (loss)	$0.22	$(0.11)

Dividends paid	$0.065	$0.065

Weighted average shares outstanding-basic	7,288	7,371

Weighted average shares outstanding-diluted	7,393	7,371

     See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31

	2002	2001

Operating Activities
Net income (loss)	$1,609	$(815)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Cumulative effect of accounting change, net of income tax benefit	—	185
Depreciation and amortization	3,512	3,539
Gain on insurance settlement	—	(338)
Gain on sale of business and property, plant and equipment	(244)	(94)
Realized and unrealized loss on railcars	40	—
Deferred income taxes	(537)	12
Other	132	94

Cash provided by operations before changes in operating assets and liabilities	4,512	2,583
Changes in operating assets and liabilities:
Accounts and notes receivable	(17,990)	(16,095)
Inventories	(612)	(3,718)
Prepaid expenses and other assets	(2,928)	(6,289)
Accounts payable for grain	(36,241)	(35,795)
Other accounts payable and accrued expenses	9,492	15,232

Net cash used in operating activities	(43,767)	(44,082)

Investing Activities
Purchases of property, plant and equipment	(2,844)	(1,996)
Purchase of railcars	(1,705)	(3,491)
Proceeds from sale of railcars	5,082	1,880
Proceeds from sale of property, plant and equipment	354	274
Proceeds from insurance settlement	—	338

Net cash provided by (used in) investing activities	887	(2,995)

Financing Activities
Net increase in short-term borrowings	45,600	43,300
Proceeds from issuance of long-term debt	19,032	1,086
Payments on long-term debt	(20,870)	(1,729)
Change in overdrafts	3,100	(2,086)
Proceeds from sale of treasury shares to employees	387	267
Dividends paid	(474)	(480)
Purchase of common shares	—	(173)

Net cash provided by financing activities	46,775	40,185

Increase (decrease) in cash and cash equivalents	3,895	(6,892)
Cash and cash equivalents at beginning of period	5,697	13,138

Cash and cash equivalents at end of period	$9,592	$6,246

     See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balance at January 1, 2001	$84	$66,488	$(9,852)	$—	$(78)	$33,194	$89,836
Net income						8,857	8,857
Other comprehensive income (loss):
Cumulative effect of accounting
change				(1,172)			(1,172)
Other				208			208

Comprehensive income							7,893
Stock awards, stock option exercises, and other shares issued to employees and directors		(57)	552		(163)		332
Amortization of unearned compensation					158		158
Purchase of treasury shares			(1,387)				(1,387)
Dividends declared ($.26 per common share)						(1,898)	(1,898)

Balance at December 31, 2001	84	66,431	(10,687)	(964)	(83)	40,153	94,934
Net income						1,609	1,609
Other comprehensive income				94			94

Comprehensive income							1,703
Stock awards, stock option exercises, and other shares issued to employees and directors		(1)	533		(145)		387
Amortization of unearned compensation					39		39
Dividends declared ($.065 per common share)						(476)	(476)

Balance at March 31, 2002	$84	$66,430	$(10,154)	$(870)	$(189)	$41,286	$96,587

     See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A — In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2001 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Note B — Certain amounts in the balance sheet as of March 31, 2001 and statements of operations and cash flows for the three-month period ended March 31, 2001 have been reclassified to conform to the March 31, 2002 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2001 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note C — The Financial Accounting Standards Board (FASB) has issued Statement No. 142, “Goodwill and Other Intangible Assets,” which is effective for the Company’s 2002 fiscal year. This statement eliminates the amortization of goodwill, among other things, and replaces it with an at least annual impairment test. The Company adopted the statement resulting in a reduction in amortization expense of less than $0.1 million for the first quarter of 2002. The Company also tested goodwill ($1.3 million balance at March 31, 2002) in accordance with the statement and determined that there was no impairment.

The FASB has also issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has adopted this standard in the first quarter of 2002 with no impact.

Note D — Segment Information

Results of Operations – Segment Disclosures
(in thousands)

First Quarter, 2002	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers	$134,840	$40,981	$4,160	$34,850	$—	$214,831
Inter-segment sales	3,258	421	230	—	—	3,909
Other income	267	123	3	119	280	792
Interest expense (credit)(a)	1,593	695	327	402	(304)	2,713
Operating income (loss)	2,524	2,418	380	(1,739)	(1,271)	2,312
Identifiable assets	247,395	98,526	41,216	61,782	27,156	476,075
First Quarter, 2001
Revenues from external customers	$137,512	$42,246	$5,746	$32,503	$—	$218,007
Inter-segment sales	1,042	570	238	—	—	1,850
Other income	188	97	10	135	154	584
Gain on insurance settlement	338	—	—	—	—	338
Interest expense (credit)(a)	1,889	1,117	543	532	(467)	3,614
Operating income (loss)	3,329	(243)	(295)	(2,993)	(726)	(928)
Identifiable assets	217,673	108,986	41,226	66,026	17,573	451,484

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended March 31, 2002 with the three months ended
   March 31, 2001:

     Sales and merchandising revenues for the three months ended March 31, 2002 totaled $214.8 million, a decrease of $3.2 million, or 1%, from the first quarter of 2001. Sales in the Agriculture Group were down $0.5 million, or less than 1%. Grain sales were up $8.7 million, or 9%, due primarily to a 10% increase in volume, primarily wheat, partially offset by a 1% decrease in the average price per bushel sold. Fertilizer sales were down $9.2 million, or 27%, due to an 11% decrease in tons sold and an 18% decrease in the weighted average price per ton sold. A portion of the fertilizer revenue reduction relates to the late spring planting season and is expected to be recovered in the second quarter. Merchandising revenues in the Agriculture Group were down $2.1 million, or 19%, due primarily to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at March 31, 2002 were 60.7 million bushels, of which 12.0 million bushels were stored for others. This compares to 62.6 million bushels on hand at March 31, 2001, of which 18.0 million bushels were stored for others.

     The Processing Group had a $1.3 million, or 3%, decrease in sales, resulting primarily from volume reductions in the consumer and professional business of the lawn fertilizer division and the cob-based businesses. Again, a portion of the volume decrease is related to the late spring and may be recovered in the second quarter. The industrial lawn business (where the Group is responsible only for the contract manufacturing of product and does no marketing) recognized an increase in sales. All businesses experienced increases in the average price per ton sold, which partially offset the declines in volume.

     The Rail Group had a $1.6 million, or 28%, decrease in sales. While lease income was up $0.5 million in the first quarter of 2002 due to more cars controlled and better utilization, sales of railcars were down $1.9 million and sales in the fabrication shop were down $0.2 million. Railcars controlled at March 31, 2002 were 5,463 compared to 4,912 controlled at March 31, 2001. The utilization rate increased from 76% to 80% over that same period.

     The Retail Group had a $2.3 million, or 7%, increase in same-store sales in the first quarter of 2002 when compared to the first quarter of 2001. All stores showed sales increases. The first quarter of 2002 included the traditionally strong Easter weekend while Easter occurred in the second quarter of 2001.

     Gross profit for the first quarter of 2002 totaled $36.0 million, an increase of $0.9 million, or 3%, from the first quarter of 2001. The Agriculture Group had a $1.4 million, or 8%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a $2.0 million decrease in gross profit on sales of fertilizer, offset by a $2.7 increase in gross profit on sales of grain. The fertilizer gross profit reduction resulted from both the volume decrease and a 29% reduction in gross profit per ton sold. Again, we expect to recapture some portion of the first quarter volume reduction in the second quarter of 2002.

     Gross profit for the Processing Group increased $1.3 million, or 20%. While gross profit was up in the consumer and industrial lawn businesses, it was partially offset by volume decreases in the professional lawn fertilizer and cob-based businesses combined with a lower margin per ton in the cob-based businesses. Favorable raw material costs, after the 2001 season highs, resulted in improved gross profit per ton in the lawn fertilizer businesses.

     Gross profit in the Rail Group increased $0.2 million, or 9%. This increase was due to the better performance of the lease fleet primarily related to the increase in railcars in service.

     Gross profit in the Retail Group increased $0.9 million, or 11%, from the first quarter of 2001. This was due to both the increase in sales discussed previously and a modest increase in margins.

     Operating, administrative and general expenses for the first quarter of 2002 totaled $31.8 million, a $1.6 million, or 5%, decrease from the first quarter of 2001. Full-time employees decreased almost 4% from the first quarter of 2001, resulting in a decrease of $0.7 million, or 4%, in labor. Benefit costs, however, increased by $0.2 million due to the increased cost of providing pension plans and health care. In addition, the Company’s performance incentive expense increased $0.5 million which reflects the significantly better results of the 2002 first quarter when compared to the first quarter of 2001. A portion of the overall decrease represents intentional reductions in certain discretionary expense line items in certain businesses as well as lower operating costs. Significant reductions were realized in utilities, rent, advertising, travel and entertainment and professional services. In addition to benefit costs and performance incentive expenses mentioned previously, an increase was also realized in insurance expense. The Company expects these trends to continue through 2002.

     Interest expense for the first quarter of 2002 was $2.7 million, a $0.9 million, or 25%, decrease from 2001. Average 2002 daily short-term borrowings were 15% higher than the first quarter of 2001 but the average daily short-term interest rate decreased from 6.5% for the first quarter of 2001 to 3.3% for the first quarter of 2002. Although the Company increased its outstanding long-term debt (including current maturities) 13% from March 31, 2001 to March 31, 2002, it has seen a very limited increase in related long-term interest expense due to an overall reduction in rates.

     The pretax income of $2.3 million for the first quarter of 2002 was significantly better than the pretax loss of $0.9 million in the first quarter of 2001. Income tax expense of $0.7 was provided at an expected effective annual rate of 30.4%. In the first quarter of 2001, an income tax benefit was provided at 32.1%. The Company’s actual 2001 effective tax rate was 24.2%. The rate varies over time due to the relative amounts of pre-tax income and foreign sales commission expense in 2001 and excluded extraterritorial income in both years.

     The Company also recognized an after-tax charge of $0.2 million in the first quarter of 2001 to record the cumulative effect of adopting the financial accounting standard on derivative instruments as of January 1, 2001.

     As a result of the above, the first quarter 2002 net income was $2.4 million better than the first quarter 2001 net loss of $0.8 million. The basic and diluted income per share of $0.22 for the first quarter of 2002 compares to a basic and diluted loss per share of $0.11 in the first quarter of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA), but after the interest charge to carry grain inventories, increased from $4.9 million for the first quarter of 2001 to $7.6 million for the first quarter of 2002.

Liquidity and Capital Resources

     The Company’s operations (before changes in operating assets and liabilities) provided cash of $4.4 million in the first three months of 2002, an increase of $1.9 million from the same period in 2001. Net working capital at March 31, 2002 was $73.6 million, a slight decrease from December 31, 2001 and a $23.5 million increase from the March 31, 2001 amounts, respectively.

     Net working capital at March 31, 2002 was adversely impacted by a generally accepted accounting principle (GAAP) requirement to reclassify a group of railcars totaling $7.0 million from the current asset account – Railcars available for Sale – to the long-term asset account – Railcar assets leased to others. These cars are being modified to meet customer specifications and have been placed in short-term service with the customer as the modification process is completed. Prior to the filing of this document in mid-May, the Company has completed the modification process on remaining cars and began a long-term lease with the customer. The Company intends, in the second or third quarter of 2002, to sell the cars to a financial intermediary and remove them from its balance sheet. If completed, this expected financing would positively impact working capital by approximately $7.0 million. It is not currently known whether the Company’s continuing involvement with the cars will be as an operating lessor (leased back from the financial intermediary) or as a service provider to the financial intermediary who will be assigned the operating lease with the customer.

     The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Available lines of credit aggregated $195.0 million on March 31, 2002. The Company had drawn $128.2 million on its short-term lines of credit at March 31, 2002. Peak short-term borrowing for the first quarter was $139.2 million on February 25, 2002. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

     The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short- and long-term debt and lease commitments. At March 31, 2002, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.2 million and was recorded in the balance sheet.

     A quarterly cash dividend of $0.065 per common share was paid January 22, 2002. Cash dividends of $0.065 per common share were paid quarterly in 2001. A cash dividend of $0.065 per common share was declared on April 1, 2002 and was paid on April 22, 2002. The Company made income tax payments of $0.1 million in the first quarter of 2002 and expects to make payments totaling approximately $4.4 million for the remainder of 2002. During the first quarter of 2002, the Company issued approximately 61 thousand shares to employees under its share compensation plans.

     Total capital spending for 2002 on property, plant and equipment is expected to approximate $14.4 million and includes $2.7 million for improvements and additions to Agriculture Group facilities, $0.5 million for information systems in the Agriculture Group, $0.5 million for manufacturing improvements in the Processing Group and $0.7 million for retail store improvements and additions. The remaining amount of $10.0 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $12.5 million in 2002 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers.

     Certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at March 31, 2002.

     The fact that grain inventories are readily marketable and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of March 31, 2002 are as follows:

Contractual Obligations		Payments Due by Period
(in thousands)	Less than
	1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt	$7,266	$14,946	$22,103	$51,150	$95,465
Capital lease obligations	317	754	3,316	—	4,387
Operating leases	10,399	14,654	5,806	5,959	36,818

Total contractual cash obligations	$17,982	$30,354	$31,225	$57,109	$136,670

     Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and would not be material to the Company if they trigger in the future. The royalty period ends May 2005.

     The Company had standby letters of credit outstanding of $19.2 million at March 31, 2002, of which $7.8 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

     The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

     The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Off-Balance Sheet Transactions

     The Company’s Rail segment utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries under operating leases through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services.

     The Company controlled 5,463 railcars and 51 locomotives at March 31, 2002. Railcars controlled include railcars owned by the Company, railcars leased from financial institutions and railcars and locomotives previously sold by the Company in non-recourse lease transactions, where the Company provides management services on behalf of a financial intermediary. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease. The segment’s risk management philosophy includes match-funding of lease commitments and detailed review of lessee credit quality. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize risk.

     The March 31, 2002 railcar position included 1,578 railcars leased by the Company from financial intermediaries under various operating leases with an average remaining term in excess of 4 years. Future lease payment commitments for these cars aggregated approximately $25.1 million. The majority of these railcars have been leased to customers at March 31, 2002.

     The March 31, 2002 railcar position also included 1,453 railcars and 51 locomotives for which the Company was providing maintenance and/or fleet management services under non-recourse lease transactions. The remaining 2,432 railcars are included on the Company’s balance sheet as either railcars available for sale or railcar assets leased to others.

Critical Accounting Policies

     The Company marks all grain inventory, forward purchase and sale contracts for grain and exchange-traded futures and options contracts to the market. Changes in market value are recorded as merchandising revenues in the statement of income. Because the Company marks inventories and sales commitments to the market, gross profit on a grain sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain, at which time title transfers and customer acceptance occurs.

     The Company has a marketing agreement that covers certain of its grain facilities. This five-year agreement includes a base-level income guarantee and equal sharing of income over that base level. There is also a look-back provision that places at risk any income in excess of the base level for the term of the agreement upon the occurrence of certain circumstances. The Company has recognized in income the base level guarantee amount for each year of the agreement and spreads its share of the amount in excess of the base level for completed contract years on a pro rata basis over all future periods covered by the agreement. At March 31, 2002, the Company had completed 46 months under the agreement and has deferred income (both current and long-term) of approximately $4.0 million. If the facilities’ performance drops below the base-level income guarantee for the remaining 14 months of the contract, the Company is at risk for writing off a portion of this deferred income. If performance is at or greater than the base-level guarantee, the Company will recognize the income it has deferred over that period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

     The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than that of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. The Company’s accounting policy for its futures and options hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

	March 31	December 31
(in thousands)	2002	2001

Net long position	$781	$3,659
Market risk	78	366

Interest Rates

     The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. In addition, the Company has derivative interest rate contracts recorded in its balance sheet at their fair value. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

	March 31	December 31
(in thousands)	2002	2001

Fair value of long-term debt and interest rate contracts	$102,386	$104,102
Fair value in excess of carrying value	2,727	2,344
Market risk	2,583	2,253

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date:	May 10, 2002	By /s/Michael J. Anderson

Michael J. Anderson President and Chief Executive Officer

Date:	May 10, 2002	By /s/Richard R. George

Richard R. George Vice President and Controller and CIO (Principal Accounting Officer)