Form 10-Q
period 2002-06-30
ANDERSONS INC
filed 2002-08-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes No

The registrant had 7.3 million common shares outstanding, no par value, at August 1, 2002

THE ANDERSONS, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets — June 30, 2002, December 31, 2001 and June 30, 2001	3

	Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001	6

	Condensed Consolidated Statements of Shareholders’ Equity Six months ended June 30, 2002 and year ended December 31, 2001	7

	Notes to Condensed Consolidated Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	20

	Item 6. Exhibits and Reports on Form 8-K	20

	Signatures	21

Exhibits

99.1	Certification of President and Chief Executive Officer

99.2	Certification of Vice President, Corporate Controller/CIO

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2002	2001	2001

Current assets:

Cash and cash equivalents	$7,072	$5,697	$9,255

Accounts and notes receivable:

Trade receivables (net)	58,740	51,080	56,232

Margin deposits	8,797	3,756	2

	67,537	54,836	56,234

Inventories:

Grain	70,351	140,316	64,317

Agricultural fertilizer and supplies	16,777	24,240	16,121

Lawn fertilizer and corncob products	28,684	43,440	32,357

Railcar repair parts	1,082	1,401	832

Retail merchandise	32,321	28,539	33,790

Other	367	355	515

	149,582	238,291	147,932

Railcars available for sale	3,978	11,932	8,980

Deferred income taxes	5,072	3,963	4,691

Prepaid expenses and other current assets	8,008	11,954	4,642

Total current assets	241,249	326,673	231,734

Other assets:

Other assets and notes receivable (net)	5,181	5,344	6,359

Investments in and advances to affiliates	979	956	953

	6,160	6,300	7,312

Railcar assets leased to others (net)	31,577	26,102	23,448

Property, plant and equipment:

Land	11,735	11,758	11,858

Land improvements and leasehold improvements	28,564	27,937	27,607

Buildings and storage facilities	95,580	94,309	93,601

Machinery and equipment	120,521	119,460	118,863

Software	4,043	3,714	3,384

Construction in progress	3,547	4,144	3,606

	263,990	261,322	258,919

Less accumulated depreciation and amortization	169,453	166,321	162,861

	94,537	95,001	96,058

	$373,523	$454,076	$358,552

See notes to condensed consolidated financial statements

The Andersons, Inc
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2002	2001	2001

Current liabilities:

Notes payable	$41,800	$82,600	$50,300

Accounts payable for grain	23,757	66,968	23,671

Other accounts payable	57,761	50,996	57,075

Customer prepayments and deferred income	12,642	22,683	8,503

Accrued expenses	23,414	18,047	19,936

Current maturities of long-term debt	9,225	10,374	10,582

Total current liabilities	168,599	251,668	170,067

Deferred income	105	2,209	2,294

Pension and post-retirement benefits	6,151	5,302	4,289

Long-term debt, less current maturities	85,617	91,316	79,370

Deferred income taxes	8,574	8,647	9,291

Total liabilities	269,046	359,142	265,311

Shareholders’ equity:

Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,460	66,431	66,417

Treasury shares (1,109, 1,174 and 1,182 shares at 6/30/02, 12/31/01 and 6/30/01, respectively; at cost)	(10,193)	(10,687)	(10,724)

Accumulated other comprehensive loss	(1,294)	(964)	(1,068)

Unearned compensation	(151)	(83)	(170)

Retained earnings	49,571	40,153	38,702

	104,477	94,934	93,241

	$373,523	$454,076	$358,552

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30

	2002	2001	2002	2001

Sales and merchandising revenues	$301,098	$273,064	$515,929	$491,072

Cost of sales and merchandising revenues	252,015	224,804	430,826	407,697

Gross profit	49,083	48,260	85,103	83,375

Operating, administrative and general expenses	34,761	35,473	66,548	68,825

Interest expense	2,573	2,867	5,286	6,481

Other income:

Other income	838	792	1,630	1,377

Gain on insurance settlement	—	—	—	338

Income before income taxes and cumulative effect of accounting change	12,587	10,712	14,899	9,784

Income tax expense	3,827	3,438	4,530	3,140

Income before cumulative effect of accounting change	8,760	7,274	10,369	6,644

Cumulative effect of accounting change, net of income tax benefit	—	—	—	(185)

Net income	$8,760	$7,274	$10,369	$6,459

Per common share:

Basic earnings	$1.20	$1.00	$1.42	$0.88

Diluted earnings	$1.17	$0.99	$1.39	$0.88

Dividends paid	$0.065	$0.065	$0.130	$0.130

Weighted average shares outstanding-basic	7,299	7,305	7,294	7,338

Weighted average shares outstanding-diluted	7,509	7,319	7,445	7,351

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30

	2002	2001

Operating Activities

Net income	$10,369	$6,459

Adjustments to reconcile net income to cash provided by operating activities:

Cumulative effect of accounting change, net of income tax benefit	—	185

Depreciation and amortization	7,041	7,109

Gain on insurance settlement	—	(338)

Gain on sale of business and property, plant and equipment	(254)	(113)

Realized and unrealized loss on railcars	46	1,016

Deferred income taxes	(1,182)	(622)

Other	(250)	190

Cash provided by operations before changes in operating assets and liabilities	15,770	13,886

Changes in operating assets and liabilities:

Accounts and notes receivable	(12,701)	(758)

Inventories	88,709	61,774

Prepaid expenses and other assets	3,937	4,710

Accounts payable for grain	(43,211)	(43,797)

Other accounts payable and accrued expenses	(3,446)	(13,823)

Net cash provided by operating activities	49,058	21,992

Investing Activities

Purchases of property, plant and equipment	(5,467)	(4,053)

Purchase of railcars	(6,076)	(4,456)

Proceeds from sale of railcars	7,427	4,984

Proceeds from sale of property, plant and equipment	373	318

Proceeds from insurance settlement	—	338

Net cash used in investing activities	(3,743)	(2,869)

Financing Activities

Net decrease in short-term borrowings	(40,800)	(21,000)

Proceeds from issuance of long-term debt	19,424	4,077

Payments on long-term debt	(26,272)	(3,411)

Change in overdrafts	4,282	(589)

Proceeds from sale of treasury shares to employees	504	267

Dividends paid	(951)	(963)

Purchase of common shares	(127)	(1,387)

Net cash used in financing activities	(43,940)	(23,006)

Increase (decrease) in cash and cash equivalents	1,375	(3,883)

Cash and cash equivalents at beginning of period	5,697	13,138

Cash and cash equivalents at end of period	$7,072	$9,255

See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balance at January 1, 2001	$84	$66,488	$(9,852)	$—	$(78)	$33,194	$89,836

Net income						8,857	8,857

Other comprehensive income (loss):

Cumulative effect of accounting change				(1,172)			(1,172)

Derivatives activity				208			208

Comprehensive income							7,893

Stock awards, stock option exercises, and other shares issued to employees and directors		(57)	552		(163)		332

Amortization of unearned compensation					158		158

Purchase of treasury shares			(1,387)				(1,387)

Dividends declared ($.26 per common share)						(1,898)	(1,898)

Balance at December 31, 2001	84	66,431	(10,687)	(964)	(83)	40,153	94,934

Net income						10,369	10,369

Derivatives activity				(330)			(330)

Comprehensive income							10,039

Stock awards, stock option exercises, and other shares issued to employees and directors		29	621		(146)		504

Purchase of treasury shares			(127)				(127)

Amortization of unearned compensation					78		78

Dividends declared ($.13 per common share)						(951)	(951)

Balance at June 30, 2002	$84	$66,460	$(10,193)	$(1,294)	$(151)	$49,571	$104,477

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A	–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2001 is included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Note B	–	Certain amounts in the balance sheet as of June 30, 2001 and statements of operations and cash flows for the six-month period ended June 30, 2001 have been reclassified to conform to the June 30, 2002 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2001 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note C	–	The Financial Accounting Standards Board (FASB) has issued Statement No. 145 “Recission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. These statements are to be adopted prospectively and are not expected to significantly impact the Company.

Note D	–	Segment Information

Results of Operations – Segment Disclosures
(in thousands)

	Agriculture	Processing	Rail	Retail	Other	Total

Second Quarter 2002
Revenues from external customers	$209,197	$32,283	$4,056	$55,562	$—	$301,098

Inter-segment sales	1,595	533	226	—	—	2,354

Other income	220	166	30	255	167	838

Interest expense (a)	1,116	622	263	374	198	2,573

Operating income (loss)	9,522	(113)	140	4,307	(1,269)	12,587

Identifiable assets	177,386	69,266	42,302	60,705	23,864	373,523

Second Quarter 2001

Revenues from external customers	$177,262	$33,537	$7,256	$55,009	$—	$273,064

Inter-segment sales	961	422	229	—	—	1,612

Other income	310	80	(25)	199	228	792

Interest expense (credit)(a)	1,305	939	471	471	(319)	2,867

Operating income (loss)	10,186	(1,783)	(628)	3,785	(848)	10,712

Identifiable assets	157,974	77,593	38,177	63,313	21,495	358,552

Six months to date, 2002

Revenues from external customers	$344,037	$73,264	$8,216	$90,412	$—	$515,929

Inter-segment sales	4,853	955	455	—	—	6,263

Other income	487	289	33	374	447	1,630

Interest expense (credit)(a)	2,709	1,317	590	776	(106)	5,286

Operating income (loss)	12,046	2,305	520	2,568	(2,540)	14,899

Six months to date, 2001

Revenues from external customers	$314,774	$75,783	$13,003	$87,512	$—	$491,072

Inter-segment sales	2,003	992	467	—	—	3,462

Other income	498	177	(14)	334	382	1,377

Gain on insurance settlement	338	—	—	—	—	338

Interest expense (credit)(a)	3,194	2,056	1,014	1,003	(786)	6,481

Operating income (loss)	13,515	(2,026)	(923)	792	(1,574)	9,784

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended June 30, 2002 with the three months ended June 30, 2001:

         Sales and merchandising revenues for the three months ended June 30, 2002 totaled $301.1 million, an increase of $28.0 million, or 10%, from the second quarter of 2001. Sales in the Agriculture Group were up $33.8 million, or 20%. Grain sales were up $37.2 million, or 44%, due to a 29% increase in volume along with a 12% increase in the average price per bushel sold. All grains showed price per bushel increases and bushel volume was up for corn, soybeans and wheat. Fertilizer sales were down $3.4 million, or 4%, due to a 22% decrease in the average price per ton sold, offset by a 23% increase in tons sold. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold. In 2001, fertilizer revenues were impacted by high nitrogen prices, while 2002 saw a return to more “normal” market prices. Additionally, 2002 fertilizer sales were negatively impacted in the Group’s farm centers by lengthy planting delays in the region. Merchandising revenues in the Agriculture Group were down $1.9 million, or 20%, due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at June 30, 2002 were 35.2 million bushels, of which 11.1 million bushels were stored for others. This compares to 49.6 million bushels on hand at June 30, 2001, of which 19.6 million bushels were stored for others. The Company is closely monitoring crop conditions in its region. Drought conditions in some portions of the region are expected to decrease corn and soybean production and reduce the grain available for facilities to purchase, store and handle.

         The Processing Group had a $1.2 million, or 4%, decrease in sales resulting primarily from volume reductions in the professional lawn fertilizer business and the cob-based businesses and reductions in the price per ton sold in all lawn businesses. The industrial lawn business (where the Group is responsible only for the contract manufacturing of product and does no marketing) recognized an increase in sales. Key factors that have impacted the lawn-based businesses include unfavorable weather patterns in some of the Company’s markets and a general softness in the golf course market, where a majority of the professional lawn fertilizer is sold.

         The Rail Group had a $3.2 million, or 44%, decrease in sales. While lease income was up $0.1 million, or 3%, in the second quarter of 2002, sales of railcars were down $3.1 million and sales in the fabrication and rail repair shops were down $0.2 million. Railcars controlled at June 30, 2002 were 5,497 compared to 4,949 controlled at June 30, 2001. The railcar utilization rate increased slightly over that same period.

         The Retail Group had a $0.5 million, or 1%, increase in same-store sales in the second quarter of 2002 when compared to the second quarter of 2001. Most stores showed sales increases. This is despite the fact that the traditionally strong Easter weekend occurred in the first quarter of 2002, while Easter occurred in the second quarter of 2001.

         Gross profit for the second quarter of 2002 totaled $49.1 million, an increase of $0.8 million, or 2%, from the second quarter of 2001. The Agriculture Group had a $0.6 million, or 2%, decrease in gross profit, resulting primarily from the $1.9 million decrease in merchandising revenues mentioned, offset by a $1.1 increase in gross profit on sales of grain and a $0.2 million increase in gross profit on sales of fertilizer.

         Gross profit for the Processing Group in the second quarter of 2002 was flat when compared to the second quarter of 2001. While gross profit was up in the consumer and industrial lawn businesses, it was offset by decreases in the professional lawn fertilizer and cob-based businesses.

         Gross profit in the Rail Group increased $0.6 million, or 49%. This increase was due to the better performance of the lease fleet primarily related to the increase in railcars in service. Also, the second quarter of 2001 included a $1.0 million charge to recognize a decrease in the value of certain available-for-sale railcars. There was no comparable charge in the second quarter of 2002.

         Gross profit in the Retail Group increased $0.8 million, or 5%, from the second quarter of 2001. This was due to both the increase in sales discussed previously and an increase in margins.

         Operating, administrative and general expenses for the second quarter of 2002 totaled $34.8 million, a $0.7 million, or 2%, decrease from the second quarter of 2001. Full-time employees decreased over 4% from the second quarter of 2001, resulting in a decrease of $0.6 million, or 3%, in labor costs. Benefit costs, however, rose 1% due to the increased cost of providing pension and health care benefits to current and former employees. In addition, the Company’s performance incentive expense increased $0.7 million, which reflects the improved second quarter results of 2002 when compared to 2001. A portion of the overall decrease represents intentional reductions in certain discretionary expense line items. Significant reductions were realized in rent, maintenance and certain taxes. In addition to benefit and performance incentive expense increases mentioned previously, an increase was also realized in insurance expense. The Company expects these trends to continue through 2002.

         Interest expense for the second quarter of 2002 was $2.6 million, a $0.3 million, or 10%, decrease from the second quarter of 2001. Average daily short-term borrowings for the second quarter of 2002 were 9% lower than the second quarter of 2001 and the average short-term interest rate decreased from 5.5% for the second quarter of 2001 to 3.1% for the second quarter of 2002. The short-term interest savings were partially offset by an increase in long-term interest, resulting from a 5% increase in outstanding long-term debt (including current maturities) from June 30, 2001 to June 30, 2002.

         The pretax income of $12.6 million for the second quarter of 2002 was 18% better than the pretax income of $10.7 million in the second quarter of 2001. Income tax expense of $3.8 was provided at an expected effective annual rate of 30.4%. In the second quarter of 2001, income taxes were provided at 32.1%. The Company’s actual 2001 effective tax rate was 24.2%.

         As a result of the above, the second quarter 2002 net income of $8.8 million was $1.5 million better than the second quarter 2001 net income of $7.3 million. The basic and diluted income per share of $1.20 and $1.17, respectively, for the second quarter of 2002 compares to a basic and diluted income per share of $1.00 and $0.99, respectively, in the second quarter of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the interest charge to carry grain inventories, increased from $16.3 million for the second quarter of 2001 to $18.1 million for the second quarter of 2002.

Comparison of the six months ended June 30, 2002 with the six months ended June 30, 2001:

         Sales and merchandising revenues for the six months ended June 30, 2002 totaled $515.9 million, an increase of $24.9 million, or 5%, from the second half of 2001. Sales in the Agriculture Group were up $33.3 million, or 11%. Grain sales were up $45.9 million, or 26%, due primarily to a 20% increase in volume, primarily wheat, and a 5% increase in the average price per bushel sold. Fertilizer sales were down $12.6 million, or 11%, due to an 18% decrease in average price per ton sold, partially offset by a 9% increase in volume. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold. In 2001, fertilizer revenues were impacted by high nitrogen prices, while 2002 saw a return to more “normal” market prices. Merchandising revenues in the Agriculture Group were down $4.0 million, or 19%, due primarily to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at June 30, 2002 were 35.2 million bushels, of which 11.1 million bushels were stored for others. This compares to 49.6 million bushels on hand at June 30, 2001, of which 19.6 million bushels were stored for others.

         The Processing Group had a $2.5 million, or 3%, decrease in sales resulting from volume reductions in the consumer and professional lawn fertilizer businesses and the cob-based businesses. The industrial lawn business (where the Group is responsible only for the contract manufacturing of product and does no marketing) recognized an increase in sales. The consumer lawn fertilizer and cob-based businesses experienced increases in the average price per ton sold, which partially offset the declines in volume. Key factors that have impacted the lawn-based businesses include unfavorable weather patterns in some of the Company’s markets and a general softness in the golf course market, where a majority of the professional lawn fertilizer is sold.

         The Rail Group had a $4.7 million, or 37%, decrease in sales for the six month period ending June 30, 2002 when compared to the first half of 2001. While lease income was up $0.6 million in 2002 due to more cars controlled and better utilization, sales of railcars were down $5.0 million and sales in the fabrication and railcar repair shops were down $0.4 million. Railcars controlled at June 30, 2002 were 5,497 compared to 4,949 controlled at June 30, 2001. The average utilization rate increased four percentage points for the six month period ending June 30, 2002 when compared to the first half of 2001.

         The Retail Group had a $2.8 million, or 3%, increase in same-store sales in the first half of 2002 when compared to the first half of 2001. All but one of the Group’s stores showed significant sales increases.

         Gross profit for the first half of 2002 totaled $85.1 million, an increase of $1.7 million, or 2%, from the first half of 2001. The Agriculture Group had a $2.0 million, or 4%, decrease in gross profit, resulting primarily from the $4.0 million decrease in merchandising revenues mentioned previously and a $1.9 million decrease in gross profit on sales of fertilizer, offset by a $3.9 increase in gross profit on sales of grain. The fertilizer gross profit reduction resulted from a 17% reduction in gross profit per ton sold. The Agriculture Group’s farm center units were hit hard by the wet and late spring and were not able to recover the lost volume or match last year’s income from application onto customers’ fields.

         Gross profit for the Processing Group increased $1.3 million, or 11%, in spite of lower sales. While gross profit was up in the consumer and industrial lawn businesses, it was partially offset by volume and margin decreases in the professional lawn fertilizer and cob-based businesses. Favorable raw material costs, after the 2001 season highs, resulted in improved gross profit per ton in the consumer and industrial lawn fertilizer businesses.

         Gross profit in the Rail Group increased $0.7 million, or 24%. This increase was due to the better performance of the lease fleet primarily related to the increase in railcars in service. In addition, the Group wrote down the value of certain cars in its fleet by approximately $1.0 million in the first half of 2001. This was not repeated in 2002.

         Gross profit in the Retail Group increased $1.6 million, or 7%, from the first half of 2001. This was due to both the increase in sales discussed previously and an increase in margins.

         Operating, administrative and general expenses for the first half of 2002 totaled $66.5 million, a $2.3 million, or 3%, decrease from the first half of 2001. Full-time employees decreased over 4% from June 30, 2001, resulting in a decrease of $1.5 million, or 4%, in labor costs. Benefit costs, however, increased by $0.3 million due to the increased cost of providing pension and health care benefits. In addition, the Company’s performance-based incentive expense increased $1.2 million which reflects the significantly better results of the first half of 2002 when compared to the first half of 2001. A portion of the overall decrease represents intentional reductions in certain discretionary expense line items as well as lower operating costs. Significant reductions were realized in utilities, rent, maintenance, advertising, certain taxes and travel and entertainment expense. In addition to benefit and performance-based incentive expense increases mentioned previously, an increase was also realized in insurance expense. The Company expects these trends to continue through 2002.

         Interest expense for the first half of 2002 was $5.3 million, a $1.2 million, or 18%, decrease from the first half of 2001. Average 2002 daily short-term borrowings were 5% higher than the first half of 2001 but the average short-term interest rate decreased from 6.0% for the first half of 2001 to 3.2% for the first half of 2002. The savings in short-term interest was partially offset by an increase in long-term interest, resulting from a 5% increase in outstanding long-term debt (including current maturities) from June 30, 2001 to June 30, 2002.

         Pretax income of $14.9 million for the first half of 2002 was significantly better than the pretax income of $9.8 million in the first half of 2001. Income tax expense of $4.5 million for the first half of 2002 was provided at an expected effective annual rate of 30.4%. In the first half of 2001, income taxes were provided at 32.1%. The Company’s actual 2001 effective tax rate was 24.2%.

         The Company also recognized an after-tax charge of $0.2 million in the first half of 2001 to record the cumulative effect of adopting the financial accounting standard on derivative instruments as of January 1, 2001.

         As a result of the above, the first half 2002 net income was $3.9 million better than the first half 2001 net income of $6.5 million. The basic and diluted income per share of $1.42 and $1.39, respectively, for the first half of 2002 compares to an earnings per share of $0.88 for both basic and diluted income in the first half of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the interest charge to carry grain inventories, increased from $21.2 million for the first half of 2001 to $25.7 million for the first half of 2002.

Liquidity and Capital Resources

         The Company’s operations (before changes in operating assets and liabilities) provided cash of $15.6 million in the first half of 2002, an increase of $1.7 million from the same period in 2001. Net working capital at June 30, 2002 was $72.7 million, a slight decrease from December 31, 2001 and a $11.0 million increase from June 30, 2001.

         In the first quarter of 2002, the Company reclassified a group of railcars totaling $7.0 million from the current asset account – Railcars available for Sale – to the long-term asset account – Railcar assets leased to others. This adversely affected net working capital at the end of both the first and second quarters. These cars were being modified to meet customer specifications and were placed in short-term service with the customer as the modification process was completed. The Company completed the modification process on all cars and began a long-term lease with the customer in May 2002. Prior to the filing of this document, the Company sold the cars to a financial intermediary and removed them from its balance sheet, thus improving working capital for the third quarter.

         The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Available lines of credit aggregated $175 million on June 30, 2002. The Company had drawn $41.8 million on its short-term lines of credit at June 30, 2002. Peak short-term borrowing for the first half was $139.2 million on February 25, 2002. In most years, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

         The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short- and long-term debt and lease commitments. At June 30, 2002, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net asset of $0.1 million.

         Quarterly cash dividends of $0.065 per common share were paid January 22, 2002 and April 22, 2002. Cash dividends of $0.065 per common share were paid quarterly in 2001. A cash dividend of $0.065 per common share was declared on July 1, 2002 and was paid on July 22, 2002. The Company made income tax payments of $1.3 million in the first half of 2002 and expects to make payments totaling approximately $2.3 million for the remainder of 2002. During the first half of 2002, the Company issued approximately 75 thousand shares to employees under its share compensation plans.

         Total capital spending for 2002 on property, plant and equipment is expected to approximate $14.9 million and includes $3.6 million for investments in facilities and expansion in the Agriculture Group, $0.5 million for information systems in the Agriculture Group and $0.7 million for retail store improvements and additions. The remaining amount of $10.1 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $9.5 million in 2002 for the purchase of railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers.

         Certain of the Company’s borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The Company was in compliance with all of these provisions at June 30, 2002.

         The fact that grain inventories are readily marketable and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

         Future payments due under debt and lease obligations as of June 30, 2002 are as follows:

	Payments Due by Period

Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$8,904	$11,470	$19,632	$50,527	$90,533

Capital lease obligations	358	762	3,189	—	4,309

Operating leases	9,693	13,094	5,564	6,486	34,837

Total contractual cash obligations	$18,955	$25,326	$28,385	$57,013	$129,679

         Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and would not be material to the Company if they trigger in the future. The royalty period ends May 2005.

         The Company had standby letters of credit outstanding of $9.0 million at June 30, 2002, of which $7.8 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

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

         The Company controlled 5,497 railcars and 51 locomotives at June 30, 2002. Railcars controlled include railcars owned by the Company, railcars leased from financial institutions, and railcars and locomotives previously sold by the Company in non-recourse lease transactions where the Company provides management services on behalf of a financial intermediary. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease. The segment’s risk management philosophy includes match-funding of lease commitments and detailed review of lessee credit quality. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize risk.

         The June 30, 2002 railcar position included 1,576 railcars leased by the Company from financial intermediaries under various operating leases with an average remaining term in excess of 4 years. Future lease payment commitments for these cars aggregated approximately $24.1 million. The majority of these railcars have been leased to customers at June 30, 2002.

         The June 30, 2002 railcar position also included 1,447 railcars and 51 locomotives for which the Company was providing maintenance and/or fleet management services under non-recourse lease transactions. The remaining 2,474 railcars are included on the Company’s balance sheet as either railcars available for sale or railcar assets leased to others.

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

         The Company has a marketing agreement that covers certain of its grain facilities. This five-year agreement includes a base-level income guarantee and equal sharing of income over that base level. There is also a look-back provision that places at risk any income in excess of the base level for the term of the agreement upon the occurrence of certain circumstances. The Company has recognized in income the base level guarantee amount for each year of the agreement and spreads its share of the amount in excess of the base level for completed contract years on a pro rata basis over all future periods covered by the agreement. At June 30, 2002, the Company had completed 49 months under the agreement and has current deferred income of approximately $3.4 million. If the facilities’ performance drops below the base-level income guarantee for the remaining 11 months of the contract, the Company is at risk for writing off a portion of this deferred income. If performance is at or greater than the base-level guarantee, the Company will recognize the income it has deferred over that period.

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

	June 30	December 31
(in thousands)	2002	2001

Net (short) long position	($3,008)	$3,659

Market risk	301	366

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

	June 30	December 31
(in thousands)	2002	2001

Fair value of long-term debt and interest rate contracts	$96,890	$104,102

Fair value in excess of carrying value	2,240	2,344

Market risk	2,000	2,253

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of the shareholders of The Andersons, Inc. was held on April 25, 2002 to elect twelve directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director

Donald E. Anderson	6,145,868	—	760,165	411,415

Michael J. Anderson	6,367,511	—	538,523	411,415

Richard M. Anderson	6,335,219	—	570,814	411,415

Richard P. Anderson	6,497,936	—	408,097	411,415

Thomas H. Anderson	6,286,715	—	619,318	411,415

John F. Barrett	6,506,258	—	396,775	411,415

Paul M. Kraus	6,486,300	—	419,733	411,415

Donald L. Mennel	6,508,666	—	397,367	411,415

David L. Nichols	6,508,710	—	397,323	411,415

Dr. Sidney A. Ribeau	6,507,107	—	398,926	411,415

Charles A. Sullivan	6,509,037	—	396,996	411,415

Jacqueline F. Woods	6,502,203	—	403,830	411,415

Amendment to the Long-Term Performance Compensation Plan	3,934,567	930,233	46,022	2,406,626

Ratification of independent auditors	6,879,193	17,584	9,256	411,415

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 13, 2002	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date: August 13, 2002	By /s/Richard R. George Richard R. George Vice President, Corporate Controller / CIO (Principal Accounting Officer)