Form 10-Q
period 2002-09-30
ANDERSONS INC
filed 2002-11-13
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes      X        No

The registrant had 7.3 million common shares outstanding, no par value, at November 1, 2002

THE ANDERSONS, INC.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2002, December 31, 2001 and September 30, 2001	3

	Condensed Consolidated Statements of Operations — Three months and nine months ended September 30, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2002 and 2001	6

	Condensed Consolidated Statements of Shareholders’ Equity Nine months ended September 30, 2002 and year ended December 31, 2001	7

	Notes to Condensed Consolidated Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	21

	Signatures	21

	Section 302 Certification of President and Chief Executive Officer	22

	Section 302 Certification of Vice President, Controller and CIO	24

	Section 302 Certification of Vice President, Finance and Treasurer	26

Exhibits

99.1	Section 906 Certification of President and Chief Executive Officer

99.2	Section 906 Certification of Vice President, Corporate Controller/CIO

99.3	Section 906 Certification of Vice President, Finance and Treasurer

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2002	2001	2001

Current assets:

Cash and cash equivalents	$7,835	$5,697	$5,088

Accounts and notes receivable:

Trade receivables (net)	45,457	51,080	56,807

Margin deposits	18,702	3,756	1,358

	64,159	54,836	58,165

Inventories:

Grain	108,668	140,316	100,053

Agricultural fertilizer and supplies	29,325	24,240	25,255

Lawn fertilizer and corncob products	28,121	43,440	31,459

Railcar repair parts	775	1,401	1,229

Retail merchandise	33,628	28,539	33,076

Other	730	355	463

	201,247	238,291	191,535

Railcars available for sale	2,315	11,932	11,109

Deferred income taxes	4,924	3,963	4,699

Prepaid expenses and other current assets	6,930	11,954	5,420

Total current assets	287,410	326,673	276,016

Other assets:

Other assets and notes receivable (net)	5,686	5,344	5,741

Investments in and advances to affiliates	969	956	954

	6,655	6,300	6,695

Railcar assets leased to others (net)	25,435	26,102	24,379

Property, plant and equipment:

Land	11,735	11,758	11,858

Land improvements and leasehold improvements	28,880	27,937	27,885

Buildings and storage facilities	95,833	94,309	93,575

Machinery and equipment	121,804	119,460	118,415

Software	4,152	3,714	3,697

Construction in progress	2,729	4,144	4,660

	265,133	261,322	260,090

Less accumulated depreciation and amortization	172,094	166,321	164,668

	93,039	95,001	95,422

	$412,539	$454,076	$402,512

See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2002	2001	2001

Current liabilities:

Notes payable	$80,000	$82,600	$95,100

Accounts payable for grain	25,723	66,968	24,158

Other accounts payable	63,516	50,996	56,703

Customer prepayments and deferred income	8,061	22,683	7,671

Accrued expenses	21,793	18,047	14,077

Current maturities of long-term debt	9,244	10,374	10,291

Total current liabilities	208,337	251,668	208,000

Deferred income and other long-term liabilities	1,168	2,209	2,591

Pension and post-retirement benefits	6,466	5,302	4,436

Long-term debt, less current maturities	84,961	91,316	87,463

Deferred income taxes	7,920	8,647	9,009

Total liabilities	308,852	359,142	311,499

Shareholders’ equity:

Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,638	66,431	66,414

Treasury shares (1,096, 1,174 and 1,176 shares at 9/30/02, 12/31/01 and 9/30/01, respectively; at cost)	(10,501)	(10,687)	(10,672)

Accumulated other comprehensive loss	(1,432)	(964)	(1,015)

Unearned compensation	(112)	(83)	(122)

Retained earnings	49,010	40,153	36,324

	103,687	94,934	91,013

	$412,539	$454,076	$402,512

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine Months ended
	September 30		September 30

	2002	2001	2002	2001

Sales and merchandising revenues	$204,722	$186,518	$720,651	$677,590

Cost of sales and merchandising revenues	170,247	155,204	601,073	562,901

Gross profit	34,475	31,314	119,578	114,689

Operating, administrative and general expenses	33,828	33,044	100,376	101,869

Interest expense	2,042	2,463	7,328	8,944

Other income:

Other income	734	812	2,364	2,189

Gain on insurance settlement	—	—	—	338

Income (loss) before income taxes and cumulative effect of accounting change	(661)	(3,381)	14,238	6,403

Income taxes	(577)	(1,476)	3,953	1,664

Income (loss) before cumulative effect of accounting change	(84)	(1,905)	10,285	4,739

Cumulative effect of accounting change, net of income tax benefit	—	—	—	(185)

Net income (loss)	$(84)	$(1,905)	$10,285	$4,554

Per common share:

Basic earnings (loss)	$(0.01)	$(0.26)	$1.41	$0.62

Diluted earnings (loss)	$(0.01)	$(0.26)	$1.37	$0.62

Dividends paid	$0.065	$0.065	$0.195	$0.195

Weighted average shares outstanding-basic	7,319	7,225	7,302	7,300

Weighted average shares outstanding-diluted	7,319	7,225	7,499	7,324

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30

	2002	2001

Operating Activities

Net income	$10,285	$4,554

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Cumulative effect of accounting change, net of income tax benefit	—	185

Depreciation and amortization	10,623	10,606

Gain on insurance settlement	—	(338)

Gain on sale of property, plant and equipment	(281)	(119)

Realized and unrealized loss on railcars	24	1,531

Deferred income taxes	(1,688)	(912)

Other	(187)	357

Cash provided by operations before changes in operating assets and liabilities	18,776	15,864

Changes in operating assets and liabilities:

Accounts and notes receivable	(9,418)	(2,764)

Inventories	37,044	18,171

Prepaid expenses and other assets	5,461	4,442

Accounts payable for grain	(41,245)	(43,310)

Other accounts payable and accrued expenses	(4,675)	(18,720)

Net cash provided by (used in) operating activities	5,943	(26,317)

Investing Activities

Purchases of property, plant and equipment	(6,918)	(6,282)

Purchase of railcars	(7,113)	(12,447)

Proceeds from sale and financing of railcars	14,833	8,874

Proceeds from sale of property, plant and equipment	405	325

Proceeds from insurance settlement	—	338

Net cash provided by (used in) investing activities	1,207	(9,192)

Financing Activities

Net increase (decrease) in short-term borrowings	(2,600)	23,800

Proceeds from issuance of long-term debt	20,229	16,260

Payments on long-term debt	(27,714)	(7,791)

Change in overdrafts	6,254	(2,311)

Proceeds from sale of treasury shares to employees	653	323

Dividends paid	(1,428)	(1,435)

Purchase of common shares	(406)	(1,387)

Net cash provided by (used in) financing activities	(5,012)	27,459

Increase (decrease) in cash and cash equivalents	2,138	(8,050)

Cash and cash equivalents at beginning of period	5,697	13,138

Cash and cash equivalents at end of period	$7,835	$5,088

See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Income	Compensation	Earnings	Total

Balance at January 1, 2001	$84	$66,488	$(9,852)	$—	$(78)	$33,194	$89,836

Net income						8,857	8,857

Other comprehensive income (loss):

Cumulative effect of accounting change				(1,172)			(1,172)

Derivatives activity				208			208

Comprehensive income							7,893

Stock awards, stock option exercises, and other shares issued to employees and directors		(57)	552		(163)		332

Amortization of unearned compensation					158		158

Purchase of treasury shares			(1,387)				(1,387)

Dividends declared ($.26 per common share)						(1,898)	(1,898)

Balance at December 31, 2001	84	66,431	(10,687)	(964)	(83)	40,153	94,934

Net income						10,285	10,285

Derivatives activity				(468)			(468)

Comprehensive income							9,817

Stock awards, stock option exercises, and other shares issued to employees and directors		207	592		(146)		653

Amortization of unearned compensation					117		117

Purchase of treasury shares			(406)				(406)

Dividends declared ($.195 per common share)						(1,428)	(1,428)

Balance at September 30, 2002	$84	$66,638	$(10,501)	$(1,432)	$(112)	$49,010	$103,687

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A –	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of September 30, 2001 is included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Note B –	Certain amounts in the balance sheet as of September 30, 2001 and statements of operations and cash flows for the nine-month period ended September 30, 2001 have been reclassified to conform to the September 30, 2002 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2001 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note C -	The Financial Accounting Standards Board (FASB) has issued Statement No. 145 “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” and Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. These statements are to be adopted prospectively and are not expected to significantly impact the Company.

Note D –	In the third quarter of 2002, the Company entered into a direct financing lease which did not impact cash. This transaction was to reduced railcars available for sale by $0.9 million and increased other assets and notes receivable by $0.8 million and accounts receivable by $0.1 million

Note E –	Segment Information

Results of Operations – Segment Disclosures
(in thousands)

	Agriculture	Processing	Rail	Retail	Other	Total
Third Quarter 2002

Revenues from external customers	$138,385	$20,466	$5,119	$40,752	$—	$204,722

Inter-segment sales	2,448	92	203	—	—	2,743

Interest expense (credit) (a)	1,397	493	237	397	(482)	2,042

Other income	340	63	24	173	134	734

Operating income (loss)	1,244	(1,358)	733	(60)	(1,220)	(661)

Identifiable assets	231,190	61,082	35,385	61,682	23,200	412,539

Third Quarter 2001

Revenues from external customers	$115,799	$22,345	$7,860	$40,514	$—	$186,518

Inter-segment sales	1,134	130	230	—	—	1,494

Interest expense (credit)(a)	1,396	671	431	467	(502)	2,463

Other income	333	97	27	131	224	812

Operating income (loss)	(130)	(2,184)	(282)	(706)	(79)	(3,381)

Identifiable assets	206,806	73,092	42,786	62,258	17,570	402,512

Nine months to date, 2002

Revenues from external customers	$482,422	$93,730	$13,335	$131,164	$—	$720,651

Inter-segment sales	7,301	1,047	658	—	—	9,006

Interest expense (credit)(a)	4,106	1,810	827	1,173	(588)	7,328

Other income	827	352	57	547	581	2,364

Operating income (loss)	13,290	947	1,253	2,508	(3,760)	14,238

Nine months to date, 2001

Revenues from external customers	$430,573	$98,128	$20,863	$128,026	$—	$677,590

Inter-segment sales	3,137	1,122	697	—	—	4,956

Interest expense (credit)(a)	4,590	2,727	1,445	1,470	(1,288)	8,944

Other income	832	273	13	465	606	2,189

Gain on insurance settlement	338	—	—	—	—	338

Operating income (loss)	13,385	(4,210)	(1,205)	86	(1,653)	6,403

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended September 30, 2002 with the three months ended September 30, 2001:

     Sales and merchandising revenues for the three months ended September 30, 2002 totaled $204.7 million, an increase of $18.2 million, or 10%, from the third quarter of 2001. Sales in the Agriculture Group were up $26.3 million, or 25%. Grain sales were up $17.8 million, or 20%, due to a 23% increase in the average price per bushel sold partially offset by a 2% decrease in volume. All grains showed price per bushel increases and bushel volume was up for corn and soybeans and down for wheat and oats. Fertilizer sales were up $8.5 million, or 52%, due to a 29% increase in the average price per ton sold and an 18% increase in tons sold. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

     Merchandising revenues in the Agriculture Group were down $3.7 million, or 32%, due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at September 30, 2002 was 32.7 million bushels, of which 5.7 million bushels were stored for others. This compares to 49.3 million bushels on hand at September 30, 2001, of which 10.2 million bushels were stored for others.

     The Company is continuing to closely monitor crop conditions in its region. Early harvest indications have supported the Company’s expectation about the size of the 2002 crop. Due to this summer’s drought, corn yields in some of the Company’s drawing area are poor. This decrease in grain available for the Company’s facilities to purchase, store and handle will have a negative impact on the fourth quarter of 2002 and the first half of 2003. The higher grain prices, however, may favorably impact the fertilizer business for the same period. As a result of current market conditions, the Company expects to enter into forward sales contracts during the 2002 fourth quarter at a higher volume than in the prior year. Because of the Company’s accounting policies of recording the margin on grain sales at the time of sale contract execution (see Critical Accounting Policies section), we expect that 2003 will be negatively impacted by these earlier than normal sales contracts.

     The Processing Group had a $1.9 million, or 8%, decrease in sales resulting primarily from volume reductions in the consumer and professional lawn fertilizer businesses and an overall 6% reduction in the price per ton sold. A key factor that has impacted the professional lawn business is a general softness in the golf course market and a reduction in the number of rounds played. The industrial lawn business (where the Group is responsible only for the contract manufacturing of product and does no marketing) recognized an increase in sales. For the third quarter of 2002, the Company produced more industrial tons than consumer tons and anticipates further shifts in this direction. The Company receives less margin for industrial tons, as compared to consumer tons, because it is acting primarily as a contract manufacturer.

     The Rail Group had a $2.7 million, or 35%, decrease in sales. While lease revenue was up $0.7 million, or 24%, in the third quarter of 2002, sales of railcars were down $4.0 million. Sales in the fabrication and rail repair shops were up $0.6 million. Railcars (excluding 51 locomotives) controlled at September 30, 2002 were 5,576 compared to 5,415 controlled at September 30, 2001. The railcar utilization (railcars in lease service) rate increased from 69% at September 30, 2001 to nearly 85% at the end of September 2002.

     The Retail Group had a 0.6% increase in same-store sales in the third quarter of 2002 when compared to the third quarter of 2001. Individual store results were mixed, however both the Toledo and Columbus markets showed increases. In addition, two of the six stores have added a fresh meat counter since the third quarter of 2001. This business is managed by a third party and the Company earns commissions on sales which have been included in merchandising revenues.

     Gross profit for the third quarter of 2002 totaled $34.5 million, an increase of $3.2 million, or 10%, from the third quarter of 2001. The Agriculture Group had a $1.1 million, or 8%, increase in gross profit, in spite of the $3.7 million decrease in merchandising revenues mentioned previously. Certain facilities in the grain division are subject to a marketing agreement that expires in May 2003. This marketing agreement, as described in the Critical Accounting Policies section, includes an income guarantee under which the Company had previously deferred income. The ratable recognition of this deferred income as well as increased gross profit on sales more than offset the reduction in merchandising revenues. The fertilizer businesses of the Agriculture Group recognized additional gross profit of $0.7 million, primarily due to the increased sales volumes and revenue for storing and applying fertilizer.

     Gross profit for the Processing Group in the third quarter of 2002 increased $0.5 million, or 11%, when compared to the third quarter of 2001. While gross profit on sales was up in the industrial lawn business, it was partially offset by a decrease in the professional lawn fertilizer business. Gross profit on sales was flat in the consumer lawn and cob-based businesses. The Company is in the process of changing its relationship with a large consumer customer to a contract manufacturing relationship (industrial customer). In connection with this change, the Company no longer is required to accept returns from the customer and thus reversed its accrual for returns and certain accruals for marketing funds that will not be utilized. Gross profit was enhanced by these reversals.

     Gross profit in the Rail Group increased $0.9 million, or 52%. Of this increase, $0.4 million was due to the improved performance of the lease fleet primarily related to the increase in railcars in service. In addition, the Group took a $0.5 million non-cash charge to recognize a permanent impairment in the value of certain railcars in the third quarter of 2001. There was no comparable charge in 2002.

     Gross profit in the Retail Group increased $0.7 million, or 6%, from the third quarter of 2001. This was due to both the increase in sales discussed previously and a percentage point increase in margins. This margin increase results primarily from changes in product mix and better management of promotional programs and markdowns.

     Operating, administrative and general expenses for the third quarter of 2002 totaled $33.8 million, a $0.8 million, or 2%, increase from the third quarter of 2001. Full-time employees decreased 3% from the third quarter of 2001, resulting in a decrease of $0.2 million, or 1%, in labor costs. Benefit costs, however, rose 20% due to the increased cost of providing pension and health care benefits to current and former employees. In addition, the Company’s performance incentive expense increased $0.5 million, which reflects the improved third quarter results of 2002 when compared to 2001. Significant expense reductions were realized in rent, advertising and professional services. In addition to the benefit and performance incentive expense increases mentioned previously, increases were also realized in insurance expense and maintenance expense. The Company expects the benefit and insurance trend to continue through 2002.

     Interest expense for the third quarter of 2002 was $2.0 million, a $0.4 million, or 17%, decrease from the third quarter of 2001. Average daily short-term borrowings for the third quarter of 2002 were flat when compared to the third quarter of 2001 and the average short-term interest rate decreased from 4.4% for the third quarter of 2001 to 3.1% for the third quarter of 2002. Long-term interest expense decreased 1% for the same period.

     The pretax loss of $0.7 million for the third quarter of 2002 was 80% better than the pretax loss of $3.4 million in the third quarter of 2001. An income tax benefit of $0.6 million was recorded in the 2002 third quarter to achieve an expected effective annual rate of 27.8%. In the third quarter of 2001, income taxes were adjusted to provide an expected annual rate of 26.0%. The Company’s actual 2001 effective tax rate was 24.2%.

     As a result of the above, the third quarter 2002 net loss of $0.1 million was $1.8 million better than the third quarter 2001 net loss of $1.9 million. The basic and diluted loss per share of $.01 for the third quarter of 2002 compares to a basic and diluted loss per share of $.26 in the third quarter of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the interest charge to carry grain inventories, increased from $1.8 million for the third quarter of 2001 to $2.7 million for the third quarter of 2002.

Comparison of the nine months ended September 30, 2002 with the nine months ended September 30, 2001:

     Sales and merchandising revenues for the nine months ended September 30, 2002 totaled $720.7 million, an increase of $43.1 million, or 6%, from the first nine months of 2001. Sales in the Agriculture Group were up $59.6 million, or 15%. Grain sales were up $63.7 million, or 24%, due to a 12% increase in volume, primarily wheat, and a 10% increase in the average price per bushel sold. Fertilizer sales were down $4.1 million, or 3%, due to a 13% decrease in average price per ton sold, partially offset by a 11% increase in volume. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold. In 2001, fertilizer revenues were impacted by high nitrogen prices, while 2002 saw a return to more “normal” market prices. Merchandising revenues in the Agriculture Group were down $7.6 million, or 24%, due primarily to decreases in space income (before interest charges) in the grain division. Grain on hand at September 30, 2002 was 32.7 million bushels, of which 5.7 million bushels were stored for others. This compares to 49.3 million bushels on hand at September 30, 2001, of which 10.2 million bushels were stored for others.

     The Processing Group had a $4.4 million, or 4%, decrease in sales resulting primarily from the professional lawn fertilizer business, partially offset by an increase in sales in the industrial lawn business . To a lesser extent, the consumer lawn fertilizer and cob-based businesses experienced declines in volume that were partially offset by increases in the average price per ton sold. Key factors that have impacted the lawn-based businesses include unfavorable weather patterns in some of the Company’s markets and a general softness in the golf course market, where a majority of the professional lawn fertilizer is sold. Management expects that a greater volume of the Company’s future sales will shift from the consumer lawn category to the industrial lawn category as the Group increases its contract manufacturer role.

     The Rail Group had a $7.5 million, or 36%, decrease in sales for the nine month period ending September 30, 2002 when compared to the first nine months of 2001. While lease income was up $1.3 million in 2002 due to more cars controlled and better utilization, sales of railcars were down $9.0 million and sales in the fabrication and railcar repair shops were up $0.2 million. Railcars (excluding 51 locomotives) controlled at September 30, 2002 were 5,576 compared to 5,415 controlled at September 30, 2001. The average railcar utilization rate for the nine months increased from 76% in 2001 to 83% in 2002.

     The Retail Group had a $3.0 million, or 2%, increase in same-store sales in the first nine months of 2002 when compared to the first nine months of 2001. All but one of the Group’s stores showed sales increases. Three stores had increases at or above 3%. The addition of a fresh meat counter, operated by a third party, to two stores has increased customer counts and has also slightly increased merchandising revenues.

     Gross profit for the first nine months of 2002 totaled $119.6 million, an increase of $4.9 million, or 4%, from the first nine months of 2001. The Agriculture Group had a $0.8 million, or 1%, decrease in gross profit, resulting primarily from the $7.6 million decrease in merchandising revenues mentioned previously and a $1.5 million decrease in gross profit on sales of fertilizer, partially offset by increased gross profit on grain sales and the recognition of previously deferred income related to its marketing agreement for certain grain facilities described in the Critical Accounting Policies section. The fertilizer gross profit reduction resulted from a 16% reduction in gross profit per ton sold. The Agriculture Group’s farm center units were hit hard by the wet and late spring and were not able to recover the lost volume or match last year’s income from application onto customers’ fields.

     Gross profit for the Processing Group increased $1.8 million, or 11%, in spite of lower sales. While gross profit was up in the consumer and industrial lawn businesses, it was partially offset by volume decreases in the professional lawn fertilizer and cob-based businesses. Favorable raw material costs, after the 2001 season highs, resulted in improved gross profit per ton in the lawn fertilizer businesses. In addition, Consumer business gross profit was enhanced by the elimination of certain accruals relating to a change in the Company’s relationship to one of its large customers.

     Gross profit in the Rail Group increased $1.6 million, or 34%. This increase was due to the better performance of the lease fleet primarily related to the increase in railcars in service. In addition, the Group wrote down the value of certain cars in its fleet by approximately $1.5 million in the first nine months of 2001. This was not repeated in 2002.

     Gross profit in the Retail Group increased $2.3 million, or 7%, from the first nine months of 2001. This was due to both the increase in sales discussed previously and a greater than one percentage point increase in margins. This margin increase results primarily from changes in product mix and better management of promotional programs and markdowns. In addition, two of the six stores have added a fresh meat counter since the third quarter of 2001. This business is managed by a third party and the Company earns commissions on sales which have been additive to gross profit.

     Operating, administrative and general expenses for the first nine months of 2002 totaled $100.4 million, a $1.5 million, or 1%, decrease from the first nine months of 2001. Labor cost reductions of $1.7 million have occurred due to the reduction in full-time employees and $1.0 million in severance expense recognized in 2001 that was not incurred in 2002. Benefit costs, however, increased by $1.2 million due to the increased cost of providing pension and health care benefits. In addition, the Company’s performance-based incentive expense increased $1.7 million reflecting the significantly better results of the first nine months of 2002 when compared to the first nine months of 2001. A portion of the overall decrease in operating, administrative and general expense represents intentional reductions in certain discretionary expense line items as well as lower operating costs. Significant reductions were realized in utilities, rent, advertising and professional and contract services expense. In addition to benefit and performance-based incentive expense increases mentioned previously, increases were also realized in insurance and supplies expense. The Company expects these trends to continue through the end of 2002, and in the case of the pension expense, into 2003.

     Interest expense for the first nine months of 2002 was $7.3 million, a $1.6 million, or 18%, decrease from the first nine months of 2001. Average 2002 daily short-term borrowings were 3% higher than the first nine months of 2001 but the average short-term interest rate decreased from 5.5% for the first nine months of 2001 to 3.2% for the first nine months of 2002. Long-term interest also decreased slightly for the same nine month period.

     Pretax income of $14.2 million for the first nine months of 2002 was significantly better than the pretax income of $6.4 million in the first nine months of 2001. Income tax expense of $4.0 million for the first nine months of 2002 was provided at an expected effective annual rate of 27.8%. In the first nine months of 2001, income taxes were provided at 26.0%. The Company’s actual 2001 effective tax rate was 24.2%.

     The Company recognized an after-tax charge of $0.2 million in the first half of 2001 to record the cumulative effect of adopting the financial accounting standard on derivative instruments as of January 1, 2001.

     As a result of the above, net income for the first nine months of 2002 was $5.7 million better than the net income of $4.6 million achieved in the first nine months of 2001. The basic and diluted income per share of $1.41 and $1.37, respectively, for the first nine months of 2002 compares to an earnings per share of $0.62 for both basic and diluted income in the first nine months of 2001. Earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for the interest charge to carry grain inventories, increased from $22.9 million for the first nine months of 2001 to $28.4 million for the first nine months of 2002.

Liquidity and Capital Resources

     The Company’s operations (before changes in operating assets and liabilities) provided cash of $18.8 million in the first nine months of 2002, an increase of $2.9 million from the same period in 2001. Net working capital at September 30, 2002 was $79.1 million, an increase of $4.1 million from December 31, 2001 and an increase of $11.1 million from September 30, 2001.

     In the first quarter of 2002, the Company reclassified a group of railcars totaling $7.0 million from the current asset account – Railcars available for Sale – to the long-term asset account – Railcar assets leased to others. This adversely affected net working capital at the end of both the first and second quarters. These cars were being modified to meet customer specifications and were placed in short-term service with the customer as the modification process was completed. The Company completed the modification process on all cars and began a long-term lease with the customer in May 2002. In the third quarter, the Company financed the cars with a financial intermediary and removed them from its balance sheet, thus improving working capital for the third quarter.

     The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company closed a syndication agreement which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three year line of credit. The Company had drawn $80.0 million on its short-term lines of credit at September 30, 2002. Peak short-term borrowing for the first nine months of 2002 was $139.2 million on February 25, 2002. In most years, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

     The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2002, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net liability of $0.1 million.

     Quarterly cash dividends of $0.065 per common share were paid January 22, 2002, April 22, 2002, and July 22, 2002. Cash dividends of $0.065 per common share were paid quarterly in 2001. A cash dividend of $0.065 per common share was declared on October 1, 2002 and was paid on October 22, 2002. The Company made income tax payments of $1.5 million in the first nine months of 2002 and expects to make payments totaling approximately $0.2 million for the remainder of 2002. During the first nine months of 2002, the Company issued approximately 109 thousand shares to employees and directors under its share compensation plans.

     Total capital spending for 2002 on property, plant and equipment is expected to approximate $11.9 million and includes $1.4 million for investments in facilities and expansion in the Agriculture Group, $0.5 million for information systems in the Agriculture Group and $0.7 million for retail store improvements and additions. The remaining amount of $9.3 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $10.2 million in 2002 for the purchase of railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. The Company has, in fact, sold or financed $14.8 million of railcars through the first nine months of 2002 Finally, the Company has also announced its intent to become a minority investor in a new limited liability corporation specializing in grain trading with Lansing Grain Company. This investment may occur in either 2002 or 2003.

     Certain of the Company’s borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The Company was in compliance with all of these provisions at September 30, 2002.

     The fact that grain inventories are readily marketable and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of September 30, 2002 are as follows:

	Payments Due by Period
Contractual Obligations
(in thousands)	Less than			After 5
	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$8,920	$16,465	$15,213	$49,377	$89,975

Capital lease obligations	324	770	3,136	—	4,230

Operating leases	9,972	13,283	6,393	9,163	38,811

Total contractual cash obligations	$19,216	$30,518	$24,742	$58,540	$133,016

     Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and would not be material to the Company if they trigger in the future. The royalty period ends May 2005.

     The Company had standby letters of credit outstanding of $9.9 million at September 30, 2002, of which $8.5 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

     The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

     Approximately 75% of the operating lease commitments above relate to 1,960 railcars that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

     The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Off-Balance Sheet Transactions

     The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries under operating leases through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease.

     The following table describes the railcar and locomotive positions at September 30, 2002.

Method of Control	Financial Statement	Number

Owned-Railcars available for sale	On balance sheet – current	391

Owned-Railcar assets leased to others	On balance sheet – non-current	1,779

Railcars leased from financial institutions	Off balance sheet	1,960

Railcars – non-recourse arrangements	Off balance sheet	1,446

Total Railcars		5,576

Locomotives – non-recourse arrangements	Off balance sheet	51

     The Company has future lease payment commitments aggregating $28.7 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at September 30, 2002 over similar terms. The segment’s risk management philosophy includes match-funding of lease commitments and detailed review of lessee credit quality. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its risk.

Critical Accounting Policies

     The Company marks all grain inventory, forward purchase and sale contracts for grain and exchange-traded futures and options contracts to the market. Changes in market value are recorded as merchandising revenues in the statement of operations. Because the Company marks inventories and sales commitments to the market, gross profit on a grain sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain, at which time title transfers and customer acceptance occurs.

     The Company has a marketing agreement that covers certain of its grain facilities. This five-year agreement includes a base-level income guarantee and equal sharing of income over that base level. There is also a look-back provision that places at risk any income in excess of the base level for the term of the agreement upon the occurrence of certain circumstances. The Company has recognized in income the base level guarantee amount for each year of the agreement and spreads its share of the amount in excess of the base level for completed contract years on a pro rata basis over all future periods covered by the agreement. At September 30, 2002, the Company had completed 52 months under the agreement and has current deferred income of approximately $2.3 million. If the facilities’ performance drops below the base-level income guarantee for the remaining 8 months of the contract, the Company is at risk for not realizing a portion of this deferred income. If performance is at or greater than the base-level guarantee, the Company will recognize over the next 8 months the remaining income it has deferred.

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

	September 30	December 31
(in thousands)	2002	2001

Net (short) long position	($581)	$3,659

Market risk	58	366

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

	September 30	December 31
(in thousands)	2002	2001

Fair value of long-term debt and interest rate contracts	$96,927	$104,102

Fair value in excess of carrying value	2,240	2,344

Market risk	2,097	2,253

Item 4. Controls and Procedures

     The President and CEO, Vice President, Controller and CIO and Vice President, Finance and Treasurer have evaluated our disclosure controls and procedures as defined in the rules of the SEC, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms

     Additional internal controls were implemented in the review of new lease financings in the Rail Group in response to growth of that business. These additional controls include a secondary review of all major transaction points and the related accounting by persons outside of the Rail Group. There were no other changes in internal controls during 2002.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date:	November 13, 2002	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date:	November 13, 2002	By /s/Richard R. George Richard R. George Vice President, Corporate Controller / CIO (Principal Accounting Officer)

Date:	November 13, 2002	By /s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)

THE ANDERSONS, INC.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Andersons, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/Michael J. Anderson Michael J. Anderson President and CEO The Andersons, Inc.

THE ANDERSONS, INC.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard R. George, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of The Andersons, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/Richard R. George Richard R. George Vice President, Controller and CIO (Principal Accounting Officer) The Andersons, Inc.

THE ANDERSONS, INC.

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary L. Smith, certify that:

13.	I have reviewed this quarterly report on Form 10-Q of The Andersons, Inc.;

14.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

15.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

16.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the “Evaluation Date”); and

i)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

17.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

18.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer) The Andersons, Inc.