Form 10-K
period 2002-12-31
ANDERSONS INC
filed 2003-03-19
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [   ]

     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $80.8 million on June 30, 2002, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

     The registrant had 7.2 million Common shares outstanding, no par value, at February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Annual Report of The Andersons, Inc. and Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2003, are incorporated by reference into Parts II (Items 5, 6, 7 and 8), III (Items 10, 11 and 12) and IV of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 17, 2003.

PART I

Item 1. Business

(a)	General development of business

     The Andersons, Inc. is a diversified corporation that began operations as a partnership in 1947. The Company is organized into four operating groups. The Agriculture Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures and sells dry and liquid agricultural nutrients, distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers and formulates anti-icers for road and runway use. The Processing Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use, professional golf and landscaping industries and corncob-based products for use in various industries. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Retail Group operates six large retail stores, and a distribution center in Ohio.

(b)	Financial information about industry segments

     See Note 13 to the consolidated financial statements for information regarding business segments.

(c)	Narrative description of business

Agriculture Group

     The Agriculture Group operates grain elevators, plant nutrient formulation and distribution facilities, and farm centers.

     The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s grain storage practical capacity was approximately 78.7 million bushels at December 31, 2002.

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

     In 1998, the Company signed a five-year lease agreement with Cargill, Inc. for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 42%, or approximately 32.2 million bushels, of the Company’s total storage space and became effective on June 1, 1998. See also the Critical Accounting Policies section of the Management’s Discussion and Analysis of The Andersons, Inc. 2002 Annual Report to Shareholders for further discussion of this agreement. The Company is in the process of negotiating a new contract with Cargill.

     Approximately 68% of the grain bushels sold by the Company in 2002 were purchased by U.S. grain processors and feeders, and approximately 32% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the marketing agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.

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

     The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The grain division’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage income), not from hedging transactions. The Company has policies that specify the key controls over its hedging program. These policies include a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions and other internal controls.

     Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open inventory ownership positions as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company’s inventory positions due to changing market prices are netted with and generally offset by losses and gains in the value of the Company’s futures positions.

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

     The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at February 28, 2003 approximated 58.0 million, the majority of which is scheduled to be delivered to the Company for the 2002 and 2003 crop years (i.e., through September 2004). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The Company’s loan agreements also require it to be substantially hedged in its grain transactions.

     The Company has also developed the Crop Revenue Profiler® software program to assist producers in making complex risk management decisions. This software program integrates the variables of crop insurance and government programs with our grain marketing philosophy to help producers achieve a more predictable result, reducing the impact of volatile crop prices. By helping producers achieve more stable earnings, the Company helps to ensure a consistent supply of grain to its facilities.

     In January 2003, the Company became a minority investor in Lansing Grain company LLC, which is a 77-year old grain trading business with offices in Michigan, Minnesota and Kansas. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions.

     The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

     The Company’s plant nutrient operations involve purchasing, storing, formulating and selling dry and liquid fertilizer to dealers and farmers; providing warehousing and services to manufacturers and customers; formulation of liquid anti-icers and deicers for use on roads and runways; and the distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available.

     The Company’s market area for its plant nutrient wholesale business includes, primarily, Illinois, Indiana, Michigan and Ohio. Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient Division’s eleven farm centers, located throughout Michigan, Indiana and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, custom application of fertilizer, and chemicals, seeds and supplies to the farmer.

     Storage capacity at the Company’s fertilizer facilities, including its eleven farm centers, was approximately 13.3 million cubic feet for dry fertilizers and approximately 32.6 million gallons for liquid fertilizers at December 31, 2002. The Company reserves 5.9 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 9.6 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 2.3 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.

     In its plant nutrient businesses, the Company competes with regional and local cooperatives, fertilizer manufacturers, multi-state retail/wholesale chain store organizations and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.

     Sales of grain (corn, soybeans, wheat and oats) totaled $553.4 million, $439.0 million and $452.5 million in 2002, 2001 and 2000, respectively. Sales of dry and liquid fertilizers (primarily potash, nitrogen and phosphate) to dealers totaled $135.1 million, $134.0 million and $112.7 million in 2002, 2001 and 2000, respectively.

Processing Group

     The Processing Group produces and markets turf and ornamental plant fertilizer and control products. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets.

     The Company sells consumer fertilizer and control products, for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. The Company also performs contract manufacturing of fertilizer and control products in its industrial line of business. In an industrial arrangement, the Company is not responsible for direct marketing support of the mass merchandiser. Margins on industrial tons are, therefore, lower than margins on consumer tons. Professional lawn products are sold both directly and through distributors to golf courses and lawn service applicators under the Andersons Golf ProductsTM label.

     The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer turf products. With the acquisition in 2000 of the U.S. ProTurf® product line from The Scotts Company, Inc., the Company has a significant share of the golf course market in the United States. Principal raw materials for the turf care products are nitrogen, potash and phosphate, which are purchased primarily from the Company’s Plant Nutrient Division. Competition is based principally on merchandising ability, logistics, service and quality. The Company attempts to minimize the amount of finished goods inventory it must maintain for customers, however, because demand is highly seasonal and influenced by local weather conditions, it may be required to carry inventory that it has produced into the next season. Also, because a majority of the consumer and industrial businesses use private label packaging, the Company closely manages production to anticipated orders by product and customer. This is consistent with industry practices.

     Sales of turf and ornamental plant fertilizer and control products totaled $103.3 million, $102.2 million and $96.1 million in 2002, 2001 and 2000, respectively.

     The Company is one of the largest producers of processed corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.

Rail Group

     The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The division also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries. Of the 5,699 railcars that the Company managed at December 31, 2002, 2,268, or 40%, were included on the balance sheet, primarily as long-lived assets. The remaining 3,431 railcars and 51 locomotives are either in off-balance sheet operating leases or non-recourse arrangements.

     The risk management philosophy of the Company includes match-funding of lease commitments and detailed review of lessee credit quality. Generally, the Company completes non-recourse transactions whenever possible to minimize credit risk. The Company strives to be the Total Rail SolutionsSM provider for its railcar customers.

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

     The Company announced on March 11, 2003 that it has signed a letter of intent to purchase certain railcar leasing assets from Railcar Ltd., a subsidiary of Progress Rail Services Company. This agreement anticipates a transaction where Railcar Ltd. sells approximately 7,000 railcars and 48 locomotives, most of which are currently under lease, and also will transfer the management of approximately 4,000 railcars to a new entity that will be owned by a consortium of investors. The Rail Group will hold a minority interest in the entity and will manage the assets on behalf of the investors for a management fee. Finalization of the transaction is dependent on due diligence, financing, completion of the definitive purchase agreement and Board of Directors approval.

Retail Group

     The Company’s Retail Group consists of six stores operated as “The Andersons”, which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “More for Your Home”® and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn and garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 70,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.

     The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. Many of these competitors have substantially greater financial resources than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

     The Company also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores.

     Sales of retail merchandise totaled $181.2 million, $177.9 million and $183.8 million in 2002, 2001 and 2000, respectively.

Other Businesses

     The Company sold its interest in The Andersons – Tireman Auto Centers to its venture partner and the general manager on March 31, 2000.

Research and Development

     The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Processing and Agriculture Groups. The Company expended approximately $517,000, $430,000, and $340,000 on research and development activities during 2002, 2001 and 2000, respectively.

Employees

     At December 31, 2002, the Company had 1,236 full-time and 1,722 part-time or seasonal employees. The Company believes its relations with its employees are good.

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

     The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $690,000, $880,000 and $860,000 in order to comply with these regulations in 2002, 2001 and 2000, respectively.

Item 2. Properties

     The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	20,510	4,500	2,878
Toledo, OH Port (4)	11,650	1,800	2,812
Metamora, OH	6,980	—	—
Lyons, OH (2)	380	53	284
Toledo, OH (1)	990	—	—
Fremont, OH (2)	—	40	271
Fostoria, OH (2)	—	40	210
Gibsonburg, OH (2)	—	37	349
Lordstown, OH	—	197	—
Champaign, IL	12,730	833	—
Delphi, IN	7,060	923	—
Clymers, IN	4,720	—	—
Dunkirk, IN	7,800	833	—
Poneto, IN	—	10	5,284
North Manchester, IN (2)	—	25	211
Seymour, IN	—	720	943
Waterloo, IN (1) (2)	—	970	1,686
Logansport, IN	—	83	3,652
Walton, IN (2)	—	435	7,860
Albion, MI (2)	3,220	15	143
White Pigeon, MI	2,700	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	438
Union City, MI (2)	—	15	183
Munson, MI (2)	—	33	312

	78,740	13,339	32,576

(1)   Facility leased.

(2)   Facility is or includes a farm center.

(3)   Includes leased facilities with a 3,300-bushel capacity.

(4)   Includes leased facilities with a 5,500-bushel capacity.

     The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.

     The Plant Nutrient Division’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Seymour, Indiana; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000
Toledo Store	Toledo, OH	130,000
Woodville Store (1)	Northwood, OH	100,000
Lima Store (1)	Lima, OH	117,000
Brice Store	Columbus, OH	128,000
Sawmill Store	Columbus, OH	134,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Leased

     The leases for the two stores and the distribution center are long-term operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.1 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental in 2002, 2001 and 2000. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

     The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio and Montgomery, Alabama and lawn fertilizer production and warehouse facilities in Pottstown, Pennsylvania.

     In its railcar business, the Company owns, leases or manages approximately 51 locomotives and 5,699 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas) with lease terms ranging from one to twelve years. Future minimum lease payments for these railcars and locomotives are $30.1 million with future minimum contractual lease and service income of approximately $45.9 million. The Company also owns a railcar repair facility, a steel fabrication facility, and owns or leases a number of switch engines, cranes and other equipment.

     The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2005. The lease includes an option to purchase by the Company at termination. The Company owns approximately 1,060 acres of land on which the above properties and facilities are located and approximately 366 acres of farmland and land held for future use.

     Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $59 million at December 31, 2002. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2002, 2001 and 2000 amounted to $10 million, $9 million and $21 million, respectively. Additions to the Company’s railcar assets totaled $8.2 million, $21.8 million and $16.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. These additions were offset by sales of railcars of $16.0 million, $15.4 million and $3.8 million for the same periods. See Note 10 to the Company’s consolidated financial statements for information as to the Company’s leases.

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

     No matters were voted upon during the fourth quarter of fiscal 2002.

Item 4a. Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following information with respect to the executive officers of the registrant is included herein in lieu of being included in the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held May 1, 2003.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Plant Nutrient Division Vice President and General Manager, Plant Nutrient Division, Agriculture Group	50	2000 1999

Daniel T. Anderson	President, Retail Group	47	1996

Michael J. Anderson	President and Chief Executive Officer President and Chief Operating Officer	51	1999 1996

Richard M. Anderson	President, Processing Group	47	1999

Richard P. Anderson	Chairman of the Board Chairman of the Board and Chief Executive Officer	73	1999 1996

Dale W. Fallat	Vice President, Corporate Services	58	1992

Philip C. Fox	Vice President, Corporate Planning	60	1996

Charles E. Gallagher	Vice President, Personnel	61	1996

Richard R. George	Vice President, Controller and CIO Vice President and Controller	53	2002 1996

Beverly J. McBride	Vice President, General Counsel and Secretary	61	1996

Harold M. Reed	President, Grain Division Vice President and General Manager, Grain Division, Agriculture Group	46	2000 1999

Rasesh H. Shah	President, Rail Group	48	1999

Gary L. Smith	Vice President, Finance and Treasurer	57	1996

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The information under the caption Quarterly Financial Data and Market for Common Stock on page 14 and Shareholders on the inside back cover of The Andersons, Inc. 2002 Annual Report to Shareholders is incorporated herein by reference. The Company paid quarterly dividends of $0.065, $0.065 and $0.06 per common share, respectively, in 2002, 2001 and 2000. The Company declared quarterly dividends of $0.07 per common share to be paid January 22, 2003 and April 22, 2003 to shareholders of record on January 2, 2003 and April 1, 2003, respectively.

Item 6. Selected Financial Data

     The information under the caption Selected Financial Data on page 14 of The Andersons, Inc. 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information under the caption Management’s Discussion & Analysis appearing on pages 20 through 23 of The Andersons, Inc. 2002 Annual Report to Shareholders is incorporated herein by reference. See page 26 of The Andersons, Inc. 2002 Annual Report to Shareholders for discussion of new accounting standards, which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The information under the captions Market Risk-Sensitive Instruments and Positions, Commodity Prices and Interest Rates appearing on page 23 of The Andersons, Inc. 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The information under the caption Quarterly Financial Data and Market for Common Stock on page 14 of The Andersons, Inc. 2002 Annual Report to Shareholders, the Report of Independent Accountants on page 15 of The Andersons, Inc. 2002 Annual Report to Shareholders, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 16 through 19 and 24 through 36 of The Andersons, Inc. 2002 Annual Report to Shareholders are incorporated herein by reference:

• Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

• Consolidated Balance Sheets as of December 31, 2002 and 2001

• Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

• Notes to Consolidated Financial Statements

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 1, 2003 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation

     The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated herein by reference.

     The following table gives information as of December 31, 2002 about the Company’s common shares that may be issued upon the exercise of options under all of our existing equity compensation plans.

Equity Compensation Plan Information

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders	830,808 (1)	$9.37	889,810 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	830,808	$9.37	889,810

(1)	This number includes options (807,555) and restricted shares (23,253) outstanding under the Company’s Amended and Restated Long-Term Performance Compensation Plan dated December 14, 2001. This number does not include any shares related to the Employee Share Purchase Plan. This Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. This purchase is completed as of December 31.

(2)	This number includes 38,738 common shares available to be purchased under the Employee Share Purchase Plan.

Item 13. Certain Relationships and Related Transactions

     None

Item 14. Controls and Procedures

     The President and Chief Executive Officer; Vice President, Controller and CIO; and Vice President, Finance and Treasurer (the “Certifying Officers”) have evaluated our disclosure controls and procedures as defined in the rules of the SEC, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the Company’s internal auditors in order to monitor compliance and by our independent accountants to support their audit work. In addition, our Board’s Audit Committee, which is composed entirely of independent directors, meets regularly with management, internal auditors and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

     There were no significant changes in internal controls subsequent to the date of the Certifying Officers’ evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K, are incorporated herein by reference from The Andersons, Inc. 2002 Annual Report to Shareholders.

	(2)	The following consolidated financial statement schedule and Report of Independent Accountants on Financial Statement Schedule is included in Item 15(d):

		Page
II.	Consolidated Valuation and Qualifying Accounts — years ended December 31, 2002, 2001 and 2000	27

Report of Independent Accountants on Financial Statement Schedule		26

     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

13	The Andersons, Inc. 2002 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

99.1	Section 906 Certification of President and Chief Executive Officer

99.2	Section 906 Certification of Vice President, Corporate Controller & CIO

99.3	Section 906 Certification of Vice President, Finance and Treasurer

•     Management contract or compensatory plan.

     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed in the fourth quarter of 2002.

(c)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(d)	Financial Statement Schedule and Report of Independent Accountants on Financial Statement Schedule:

The financial statement schedule and Report of Independent Accountants on Financial Statement Schedule listed in 15(a)(2) follow “Signatures”.

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

Signature	Title	Date	Signature	Title	Date

/s/Michael J. Anderson Michael J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	3/19/03	/s/John F. Barrett John F. Barrett	Director	3/19/03

/s/Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	3/19/03	/s/Paul M. Kraus Paul M. Kraus	Director	3/19/03

/s/Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	3/19/03	/s/Donald L. Mennel Donald L. Mennel	Director	3/19/03

/s/Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/19/03	/s/David L. Nichols David L. Nichols	Director	3/19/03

/s/Donald E. Anderson Donald E. Anderson	Director	3/19/03	/s/Sidney A. Ribeau Sidney A. Ribeau	Director	3/19/03

/s/Richard M. Anderson Richard M. Anderson	Director	3/19/03	/s/Charles A. Sullivan Charles A. Sullivan	Director	3/19/03

/s/Thomas H. Anderson Thomas H. Anderson	Director	3/19/03	/s/Jacqueline F. Woods Jacqueline F. Woods	Director	3/19/03

Except for those portions of The Andersons, Inc. 2002 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as a part of this filing.

Certifications

I, Michael J. Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K of The Andersons, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003

/s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Certifications

I, Richard R. George, certify that:

1.	I have reviewed this annual report on Form 10-K of The Andersons, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003

/s/Richard R. George Richard R. George Vice President, Controller and CIO

Certifications

I, Gary L. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of The Andersons, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 19, 2003

/s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors
of The Andersons, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of The Andersons, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Toledo, Ohio
January 27, 2003

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THE ANDERSONS, INC.

		Additions

(in thousands)	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other Accounts	Deductions		at End
Description	of Period	Expenses	- Describe	- Describe		of Period

Allowance for doubtful accounts receivable:
Year ended December 31, 2002	$2,701	$514	$-	$201	(1)	$3,014
Year ended December 31, 2001	3,084	448	-	831	(1)	2,701
Year ended December 31, 2000	3,980	776	-	1,672	(1)	3,084
Allowance for doubtful notes receivable:
Year ended December 31, 2002	$472	$(161)	$-	$89	(1)	$222
Year ended December 31, 2001	698	(224)	-	2	(1)	472
Year ended December 31, 2000	583	135	-	20	(1)	698

(1)	Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

THE ANDERSONS, INC.

Exhibit Number

13	The Andersons, Inc. 2002 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

99.1	Section 906 Certification of President and Chief Executive Officer

99.2	Section 906 Certification of Vice President, Corporate Controller & CIO

99.3	Section 906 Certification of Vice President, Finance and Treasurer