Form 10-Q
period 2003-03-31
ANDERSONS INC
filed 2003-05-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [✓]   No   [   ]

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [✓]   No   [   ]

The registrant had 7.2 million common shares outstanding, no par value, at May 1, 2003.

THE ANDERSONS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - March 31, 2003, December 31, 2002 and March 31, 2002	3
Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002	6
Condensed Consolidated Statements of Shareholders’ Equity Three months ended March 31, 2003 and year ended December 31, 2002	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	22
Section 302 Certification of President and Chief Executive Officer	23
Section 302 Certification of Vice President, Controller and CIO	25
Section 302 Certification of Vice President, Finance and Treasurer	27
Exhibits
99.1 Section 906 Certification of President and Chief Executive Officer
99.2 Section 906 Certification of Vice President, Corporate Controller and CIO
99.3 Section 906 Certification of Vice President, Finance and Treasurer

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2003	2002	2002

Current assets:
Cash and cash equivalents	$7,038	$6,095	$9,592
Accounts and notes receivable:
Trade receivables (net)	79,057	59,800	68,589
Margin deposits	—	—	4,237

	79,057	59,800	72,826
Inventories:
Grain	135,271	156,742	129,421
Agricultural fertilizer and supplies	42,863	25,699	36,267
Lawn and garden fertilizer and corncob products	34,967	42,947	38,503
Railcar repair parts	1,543	1,455	789
Retail merchandise	33,458	29,076	33,395
Other	352	356	528

	248,454	256,275	238,903
Railcars available for sale	414	550	4,819
Deferred income taxes	4,287	3,491	4,733
Prepaid expenses and other current assets	14,959	11,675	14,719

Total current assets	354,209	337,886	345,592
Other assets:
Pension asset	4,863	5,828	4,689
Other assets and notes receivable (net)	6,499	5,794	5,393
Investments in and advances to affiliates	2,206	969	992

	13,568	12,591	11,074
Railcar assets leased to others (net)	29,783	26,399	29,247
Property, plant and equipment:
Land	11,735	11,735	11,735
Land improvements and leasehold improvements	29,378	29,122	28,030
Buildings and storage facilities	95,857	95,892	94,764
Machinery and equipment	123,733	121,911	119,218
Software	4,884	4,771	3,877
Construction in progress	2,632	2,369	5,382

	268,219	265,800	263,006
Less allowances for depreciation and amortization	175,662	172,861	168,155

	92,557	92,939	94,851

	$490,117	$469,815	$480,764

See notes to condensed consolidated financial statements

The Andersons, Inc

Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2003	2002	2002

Current liabilities:
Notes payable	$118,200	$70,000	$128,200
Accounts payable for grain	27,797	75,422	30,727
Other accounts payable	66,719	60,285	54,018
Customer prepayments and deferred income	36,892	21,970	33,512
Accrued expenses	17,434	19,604	17,740
Current maturities of long-term debt	10,281	9,775	7,583

Total current liabilities	277,323	257,056	271,780
Deferred income	1,196	717	861
Other long-term liabilities	317	381	195
Employee benefit plan obligations	12,626	12,198	10,192
Long-term debt, less current maturities	84,481	84,272	92,269
Deferred income taxes	9,479	10,351	8,880

Total liabilities	385,422	364,975	384,177
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	66,723	66,662	66,430
Treasury shares (1,244, 1,258 and 1,113 shares at 3/31/03, 12/31/02 and 3/31/02, respectively; at cost)	(12,552)	(12,558)	(10,154)
Accumulated other comprehensive loss	(723)	(815)	(870)
Unearned compensation	(263)	(73)	(189)
Retained earnings	51,426	51,540	41,286

	104,695	104,840	96,587

	$490,117	$469,815	$480,764

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31
	2003	2002

Sales and merchandising revenues	$237,939	$214,831
Cost of sales and merchandising revenues	204,054	178,811

Gross profit	33,885	36,020
Operating, administrative and general expenses	32,087	31,787
Interest expense	2,303	2,713
Other income	1,101	792

Income before income taxes	596	2,312
Income tax provision	207	703

Net income	$389	$1,609

Per common share:
Basic earnings	$0.05	$0.22

Diluted earnings	$0.05	$0.22

Dividends paid	$0.070	$0.065

Weighted average shares outstanding-basic	7,179	7,288

Weighted average shares outstanding-diluted	7,344	7,393

See notes to condensed consolidated financial statements.

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31
	2003	2002

Operating Activities
Net income	$389	$1,609
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3,747	3,512
Gain on sale of property, plant and equipment	(252)	(244)
Realized and unrealized loss on railcars	103	40
Deferred income taxes	(1,669)	(537)
Other	157	132

Cash provided by operations before changes in operating assets and liabilities	2,475	4,512
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,257)	(17,990)
Inventories	7,821	(612)
Prepaid expenses and other assets	(3,189)	(3,369)
Accounts payable for grain	(47,624)	(36,241)
Other accounts payable and accrued expenses	19,948	9,933

Net cash used in operating activities	(39,826)	(43,767)
Investing Activities
Purchases of property, plant and equipment	(2,911)	(2,844)
Purchases of railcars	(4,006)	(1,705)
Proceeds from sale of railcars	5	5,082
Proceeds from sale of property, plant and equipment	535	354
Investment in affiliates	(1,210)	—

Net cash provided by (used in) investing activities	(7,587)	887
Financing Activities
Net increase in short-term borrowings	48,200	45,600
Proceeds from issuance of long-term debt	1,981	19,032
Payments on long-term debt	(1,267)	(20,870)
Change in overdrafts	118	3,100
Proceeds from sale of treasury shares to employees	280	387
Dividends paid	(505)	(474)
Purchase of common shares	(451)	—

Net cash provided by financing activities	48,356	46,775
Increase in cash and cash equivalents	943	3,895
Cash and cash equivalents at beginning of period	6,095	5,697

Cash and cash equivalents at end of period	$7,038	$9,592

See notes to condensed consolidated financial statements.

The Andersons, Inc

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2002	$84	$66,431	$(10,687)	$(964)	$(83)	$40,153	$94,934

Net income						13,319	13,319
Other comprehensive income :
Cash flow hedge activity				149			149

Comprehensive income							13,468
Stock awards, stock option exercises, and other shares issued to employees and directors (132 shares)		231	754		(145)		840
Amortization of unearned compensation					155		155
Purchase of treasury shares (216 shares)			(2,625)				(2,625)
Dividends declared ($.265 per common share)						(1,932)	(1,932)

Balance at December 31, 2002	84	66,662	(12,558)	(815)	(73)	51,540	104,840

Net income						389	389
Other comprehensive income
Cash flow hedge activity				92			92

Comprehensive income							481
Stock awards, stock option exercises, and other shares issued to employees and directors (49 shares)		61	457		(238)		280
Amortization of unearned compensation					48		48
Purchase of treasury shares (35 shares)			(451)				(451)
Dividends declared ($.07 per common share)						(503)	(503)

Balance at March 31, 2003	$84	$66,723	$(12,552)	$(723)	$(263)	$51,426	$104,695

See notes to condensed consolidated financial statements.

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A –	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2002 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Note B –	Certain amounts in the balance sheet as of March 31, 2002 and statement of cash flows for the three-month period ended March 31, 2002 have been reclassified to conform to the March 31, 2003 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note C –	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance on identification of a variable interest entity (“VIE”) and on determination of whether the VIE should be consolidated in an enterprise’s financial statements. In general, an enterprise deemed to be the primary beneficiary of a VIE is required to consolidate the VIE. FIN No. 46 is effective immediately for any new VIE established after January 31, 2003 and must be adopted for any pre-existing VIEs at the beginning of the Company’s third quarter.

The Company’s railcar leasing activities include transactions with financial intermediaries that may constitute variable interest entities under the guidance of FIN No. 46. Management is in the process of evaluating these arrangements to determine whether any of these arrangements involve a VIE or, if a VIE exists, whether the Company is the primary beneficiary of the VIE, but does not expect the impact of the statement to be material to its consolidated financial statements.

In January 2003, the Emerging Issues Task Force of the FASB (“EITF”) published Issue Number 00-21, “Revenue Arrangements with Multiple

Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue is effective for revenue arrangements entered into in the Company’s 2003 third quarter and future periods. Management does not expect the impact of the statement to be material to its consolidated financial statements.

Note D –	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the additional after-tax expense relating to stock options would have been $0.2 million in the first quarters of both 2003 and 2002. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with our restricted stock award plan and was less than $0.1 million in both periods.

	Three Months Ended March 31
(in thousands)	2003	2002
Stock compensation expense, as reported	$48	$39
Stock compensation expense, pro forma	265	212
Net income, as reported	389	1,609
Net income, pro forma	124	1,397
Basic earnings per share
Net income, as reported	0.05	0.22
Net income, pro forma	0.02	0.19
Diluted earnings per share
Net income, as reported	0.05	0.22
Net income, pro forma	0.02	0.19

Note E – Segment Information

Results of Operations – Segment Disclosures

(in thousands)

	Agriculture	Processing	Rail	Retail	Other	Total
First Quarter 2003
Revenues from external customers	$149,193	$52,420	$4,382	$31,944	$—	$237,939
Inter-segment sales	3,441	440	243	—	—	4,124
Other income	543	203	50	138	167	1,101
Interest expense (credit)(a)	1,453	577	232	369	(328)	2,303
Operating income (loss)	293	3,739	304	(2,623)	(1,117)	596
Identifiable assets	260,668	102,402	38,737	61,039	27,271	490,117
First Quarter 2002
Revenues from external customers	$134,840	$40,981	$4,160	$34,850	$—	$214,831
Inter-segment sales	3,258	421	230	—	—	3,909
Other income	267	123	3	119	280	792
Interest expense (credit)(a)	1,593	695	327	402	(304)	2,713
Operating income (loss)	2,524	2,418	380	(1,739)	(1,271)	2,312
Identifiable assets	247,395	98,526	41,216	61,782	31,845	480,764

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended March 31, 2003 with the three months ended March 31, 2002:

Sales and merchandising revenues for the three months ended March 31, 2003 totaled $237.9 million, an increase of $23.1 million, or 11%, from the first quarter of 2002. Sales in the Agriculture Group were up $17.2 million, or 14%. Grain sales were up $13.4 million, or 13%, due to a 32% increase in the average price per bushel sold partially offset by a 14% decrease in volume. This volume decrease occurred because increased demand for grain after last fall’s poor harvest caused the Company to sell and ship grain in the fourth quarter that it would normally have shipped in 2003. This increased demand has lowered the overall grain stocks worldwide and created the higher prices that are encouraging producers to increase plantings in 2003. Sales of fertilizer in the plant nutrient division were up $3.8 million, or 16%, due to a 7% increase in tons sold and a 9% increase in the weighted average price per ton sold.

Merchandising revenues in the Agriculture Group were down $2.8 million, or 31%, due primarily to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at March 31, 2003 were 55.2 million bushels, of which 13.7 million bushels were stored for others. This compares to 60.7 million bushels on hand at March 31, 2002, of which 12.0 million bushels were stored for others.

The reduction in grain space income is expected to continue at least until next fall’s harvest. Good April weather has also favorably impacted the pace of planting in our region. With the expected increase in planted acreage, good weather during the 2003 growing season and harvest should allow a return to a higher volume of grain in storage and moved through the Company’s facilities. The Company cautions, however, that poor weather in its primary markets from now through August can significantly affect yields and negatively impact the quantity and quality of grain stored and handled. The increased prices of grain appear to have favorably impacted demand for fertilizer. The Plant Nutrient wholesale business has completed its best April ever in terms of operating income. Currently, the Company is in the process of negotiating a new lease / marketing agreement with Cargill, Inc. for its Maumee and Toledo, Ohio facilities. The current agreement expires on May 31, 2003.

The Processing Group had an $11.4 million, or 28%, increase in sales resulting primarily from a 24% volume increase in the lawn business and an 11% increase in the average price per ton sold in the lawn businesses. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 25% and sales up 23% in the first quarter of 2003 as compared to 2002 due primarily to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacturing our own brands, volume was up 23% and sales up 39%. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer. The first quarter of the year is typically the biggest for the lawn business as retailers, golf courses and other lawn care organizations prepare for the spring lawn and garden season. The cob-based businesses, a much smaller component of the Processing Group, had a 5% decrease in sales, primarily due to a change in the mix of products sold.

The Rail Group had a $0.2 million, or 5%, increase in sales. Just over half of the increase was due to lease income from more cars controlled and better utilization of the fleet. There were no significant sales of railcars during the first quarter of either 2003 or 2002. The remainder of the increase was from sales of railcar components (primarily gates) manufactured in the fabrication shop, some of which are being installed by the railcar repair shop. A significant order for railcar components should keep both shops busy through the remainder of 2003. Railcars under management at March 31, 2003 were 5,747 compared to 5,463 under management at March 31, 2002. The railcar utilization rate (railcars under management in lease service) increased from 80% to 86% over that same period. The Company continues to believe that this Group is well-positioned for future growth as it deals exclusively in used railcars and locomotives and the pace of new railcar construction has slowed significantly with the extended downturn in the lease rates. The Company has also seen some uptick in lease rates for certain car types.

The Company is continuing to evaluate an opportunity it announced on March 11, 2003 whereby it would manage approximately 11,000 railcars for a new entity in which it would hold a minority interest. Finalization of the transaction is dependent on due diligence, financing, completion of the definitive purchase agreement and Board of Directors approval.

The Retail Group had a $2.9 million, or 8%, decrease in same-store sales in the first quarter of 2003 when compared to the first quarter of 2002. All stores showed sales decreases. The first quarter of 2002 included the traditionally strong Easter weekend while Easter occurred in the second quarter of 2003. In addition, we are again facing new competition in certain markets and consumers appear to have curtailed their spending in light of economic uncertainty and the war in Iraq.

April sales performance in the Retail Group has been better than the first quarter, although still showing a 3% decline from the previous year. A positive has been increased customer counts and sales growth in the specialty food and wine departments that are adjacent to the third party meat markets we have in three of our six stores.

Gross profit for the first quarter of 2003 totaled $33.9 million for the Company, a decrease of $2.1 million, or 6%, from the first quarter of 2002. The Agriculture Group had a $2.3 million, or 13%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a slight reduction in gross profit on grain sales, partially offset by a $1.0 million increase in gross profit on sales in our Plant Nutrient Division. The fertilizer gross profit increase resulted from both the volume increase mentioned previously and a 17% increase in gross profit per ton sold.

Gross profit for the Processing Group increased $0.7 million, or 9%, all from the lawn businesses. The increased volumes were partially offset by increased cost per ton sold as well as the shift of a large consumer customer to an industrial relationship in mid-2002. This shift reduced the Company’s margin per ton as it is no longer responsible for sales and marketing support of the product, only for its manufacture.

Gross profit in the Rail Group increased $0.1 million, or 3%. This increase was due primarily to the sales and installation of railcar components in the fabrication and rail repair shops. The lease fleet income declined somewhat as cars that are coming off long-term leases are renewing at current rates that are lower in most cases than the previous lease rates. The multi-year low lease rate environment has continued in the rail industry, although certain car types have recently seen improvement in lease rates.

Gross profit in the Retail Group decreased $0.6 million, or 7%, from the first quarter of 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the product mix.

Operating, administrative and general expenses for the first quarter of 2003 totaled $32.1 million, a $0.3 million, or 1%, increase from the first quarter of 2002. Full-time employees decreased 2% from the first quarter of 2002. Benefit costs increased by $0.4 million due primarily to the increased cost of providing pension plans.

Interest expense for the first quarter of 2003 was $2.3 million, a $0.4 million, or 15%, decrease from 2002. Average 2003 daily short-term borrowings were 11% lower than the first quarter of 2002 and the average daily short-term interest rate decreased from 3.3% for the first quarter of 2002 to 2.5% for the first quarter of 2003. The Company decreased its outstanding long-term debt (including current maturities) 5% from March 31, 2002 to March 31, 2003, and has seen a 12% decrease in related long-term interest expense.

As a result of the above, the pretax income of $0.6 million for the first quarter of 2003 was 74% lower than the pretax income of $2.3 million recognized in the first quarter of 2002. Income tax expense of $0.2 million was provided at an expected effective annual rate of 34.7%. In the first quarter of 2002, income tax expense was provided at 30.4%. The Company’s actual 2002 effective tax rate was 32.8%. The current 2003 effective tax rate of 34.7% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

As a result of the above, the first quarter 2003 net income was $1.2 million lower than the first quarter 2002 net income of $1.6 million. The basic and diluted income per share of $0.05 for the first quarter of 2003 compare to basic and diluted income per share of $0.22 in the first quarter of 2002.

Liquidity and Capital Resources

The Company’s operations (before changes in operating assets and liabilities) provided cash of $2.5 million in the first three months of 2003, a decrease of $2.0 million from the same period in 2002. Net working capital at March 31, 2003 was $76.9 million, a $3.9 million decrease from December 31, 2002 and a $3.1 million increase from the March 31, 2002 working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company entered into a borrowing arrangement with a syndicate of banks, which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $118.2 million on its short-term line of credit at March 31, 2003. Peak short-term borrowing for the first quarter was $127.2 million on February 27, 2003. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At March 31, 2003, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.1 million and was recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.07 per common share was paid January 22, 2003. Cash dividends of $0.065 per common share were paid quarterly in 2002. A cash dividend of $0.07 per common share was declared on April 1, 2003 and was paid on April 22, 2003. The Company made income tax payments of $0.2 million in the first quarter of 2003 and expects to make payments totaling approximately $7.7 million for the remainder of 2003. During the first quarter of 2003, the Company issued approximately 49 thousand shares to employees under its share compensation plans and purchased 35 thousand shares in open-market transactions.

Total capital spending for 2003 on property, plant and equipment is expected to approximate $19.8 million and is expected to include $1.0 million for improvements and additions to Agriculture Group facilities, $1.4 million for information systems, $6.3 million for acquisitions and investments in the Agriculture and Rail Groups, $0.3 million for manufacturing improvements in the Rail Group and $0.3 million for retail store improvements and additions. The remaining amount of $10.5 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $16.4 million in 2003 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at March 31, 2003. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.

The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet its short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of March 31, 2003 are as follows:

	Payments Due by Period
	Less than			After 5
Contractual Obligations	1 year	1-3 years	4-5 years	years	Total
(in thousands)
Long-term debt	$9,950	$14,131	$29,339	$37,272	$90,692
Capital lease obligations	331	677	3,062	—	4,070
Operating leases	9,540	13,222	6,293	9,416	38,471
Other	200	400	400	—	1,000

Total contractual cash obligations	$20,021	$28,430	$39,094	$46,688	$134,233

Included in long-term debt are acquisition liabilities that include minimum payments. There are additional contingent sales-based payments to the seller that have not triggered to date and would not be material to the Company if they trigger in the future. The contingency period ends May 2005.

The Company had standby letters of credit outstanding of $19.1 million at March 31, 2003, of which $8.5 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 72% of the operating lease commitments above relate to 1,743 railcars that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Off-Balance Sheet Transactions

The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease.

The following table describes the railcar and locomotive positions at March 31, 2003.

		Num
Method of Control	Financial Statement	ber

Owned-railcars available for sale	On balance sheet - current	106
Owned-railcar assets leased to others	On balance sheet - non-current	2,423
Railcars leased from financial intermediaries	Off balance sheet	1,743
Railcars – non-recourse arrangements	Off balance sheet	1,475

Total Railcars		5,747

Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	21

Total Locomotives		51

The Company has future lease payment commitments aggregating $27.7 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at March 31, 2003 over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

The Company’s railcar leasing activities include transactions with financial intermediaries that may constitute variable interest entities under the guidance of the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” Management is in the process of evaluating these arrangements to determine whether any of these arrangements involve a Variable Interest Entity (“VIE”) or, if a VIE exists, whether the Company is the primary beneficiary of the VIE, but does not expect the impact of the statement to be material to its consolidated financial statements.

Critical Accounting Policies

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical, as these policies are important to the depiction of the Company’s financial statements and require significant or complex judgment by management. Following are the accounting policies management considers critical to the Company’s financial statements.

Grain Inventories The Company marks all grain inventory, forward purchase and sale contracts for grain, and exchange-traded futures and options contracts to the market. Changes in market value are recorded as merchandising revenues in the statement of operations. Because the Company marks inventories and sales commitments to the market, gross profit on a grain sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain, at which time title transfers and customer acceptance occurs.

Marketing Agreement The Company has a marketing agreement that covers certain of its grain facilities. This five-year agreement, which expires in May 2003, includes a base-level income guarantee and equal sharing of income over that base level. There is also a look-back provision that places at risk any income in excess of the base level for the term of the agreement upon the occurrence of certain circumstances. The Company has recognized in income the base level guarantee amount for each year of the agreement and spreads its share of the amount in excess of the base level on a pro rata basis over all future periods covered by the agreement. At March 31, 2003, the Company had completed 58 months under the agreement and had current deferred income of approximately $0.2 million. If the facilities’ performance drops below the base-level income guarantee for the remaining 2 months of the contract, the Company is at risk for not realizing a portion of this deferred income. If performance is at or greater than the base-level guarantee, the Company will recognize over the next 2 months, the remaining income it has deferred. The Company is in the process of negotiating a new agreement to start June 1, 2003 that will cover the same facilities.

Derivatives – Commodity Contracts The Company utilizes regulated commodity futures and options contracts to hedge its market price exposure on the grain it owns and related forward purchase and sale contracts. These contracts are included in the balance sheet in inventory at their current market value. Realized and unrealized gains and losses in the market value of these futures and option contracts are included in the income statement as a component of sales and merchandising revenues. While the Company considers all of its commodity contracts to be effective economic hedges, the Company does not designate its commodity futures and options contracts as hedges. Therefore the Company does not defer gains and losses on these same contracts as would occur for designated hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Both the underlying inventory and forward purchase and sale contracts and the related futures and options contracts are marked to market on a daily basis.

Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 1 to the Company’s consolidated financial statements) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment. These reviews for impairment take into account estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease term, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.

Employee Benefit Plans The Company provides substantially all full-time employees with pension benefits and all full-time employees hired prior to January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The Company uses third-party specialists to assist management in measuring the expense and funded status of these employee benefit plans. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and then the Company could recognize different amounts of expense over future periods.

Revenue Recognition The Company recognizes revenue for the sales of its products at the time of shipment. Gross profit on sales of grain is recognized when sales contracts are entered into as the Company marks its contracts to the market on a daily basis. Revenues from other merchandising activities are recognized as open grain contracts are marked-to-market or as related services are provided. Sales returns and allowances, if required, are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales.

The Company sells railcars to financial intermediaries and other customers. Proceeds from railcar sales, including railcars sold in non-recourse transactions, are recognized as revenue at the time of sale if there is no leaseback or the operating lease is assigned to the buyer, non-recourse to the Company. Revenue on operating leases (where the Company is the lessor) and on servicing and maintenance contracts in non-recourse transactions is recognized over the term of the lease or service contract.

Leasing activities The Company accounts for its leasing activity in accordance with FASB Statement No. 13, as amended, and related pronouncements. The Company’s Rail segment leases and manages railcars for third parties and leases railcars for internal use. Most leases to Rail segment customers are structured as operating leases. Railcars leased by the Company to its customers are either owned by the Company, leased from financial intermediaries under operating leases or leased from financial intermediaries under capital leases. The leases from financial intermediaries are generally structured as sale-leaseback transactions. Lease income and lease expense are recognized on a straight-line basis over the term of the lease.

The Company also has a limited number of direct financing leases with its customers that qualify for capital lease treatment. The net investment in the direct financing lease, consisting of lease receivables and the estimated residual value of the equipment at lease termination and net of unearned income, is included as an asset in the balance sheet.

The Company has financed some of its railcars through a capital lease with a financial intermediary. Because the lease qualifies for capital lease treatment, the Company has recorded the assets as Railcar assets leased to others and has recorded as debt the net present value of the future minimum lease payments.

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. On the date of sale, the Company recognizes the proceeds from sales of railcars in non-recourse lease transactions as revenue. Management and service fees are recognized as revenue, which is generally spread evenly over the lease term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. The Company’s accounting policy for its futures and options hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

	March 31	December 31
(in thousands)	2003	2002

Net long (short) position	$348	($2,302)
Market risk	35	230

Interest Rates

The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. In addition, the Company has derivative interest rate contracts recorded in its balance sheet at their fair values. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

	March 31	December 31
(in thousands)	2003	2002

Fair value of long-term debt and interest rate contracts	$98,770	$96,358
Fair value in excess of carrying value	3,953	2,236
Market risk	3,092	1,893

Forward Looking Statements

The preceding Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; interest rates; and income taxes. The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Item 4. Controls and Procedures

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

There were no significant changes in internal controls subsequent to the date of the Certifying Officers’ evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 14, 2003	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date: May 14, 2003	By /s/Richard R. George Richard R. George Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 14, 2003	By /s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

May 14, 2003

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

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

May 14, 2003

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

h)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

May 14, 2003

/s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer) The Andersons, Inc.