Form 10-Q
period 2003-06-30
ANDERSONS INC
filed 2003-08-19
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The registrant had 7.1 million common shares outstanding, no par value, at August 1, 2003.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2003	2002	2002
		(Restated)	(Restated)

Current assets:
Cash and cash equivalents	$14,573	$6,095	$7,072
Accounts and notes receivable:
Trade receivables (net)	62,780	59,800	58,740
Margin deposits	—	—	8,797

	62,780	59,800	67,537
Inventories:
Grain	89,785	156,742	70,351
Agricultural fertilizer and supplies	17,992	25,699	16,777
Lawn and garden fertilizer and corncob products	28,166	42,947	28,684
Railcar repair parts	1,969	1,455	1,082
Retail merchandise	32,203	29,076	32,321
Other	335	356	367

	170,450	256,275	149,582
Railcars available for sale	1,802	550	3,978
Deferred income taxes	4,266	2,894	3,794
Prepaid expenses and other current assets	6,131	11,675	8,008

Total current assets	260,002	337,289	239,971
Other assets:
Pension asset	6,131	5,828	4,793
Other assets and notes receivable (net)	6,036	5,794	5,181
Investments in and advances to affiliates	2,202	969	979

	14,369	12,591	10,953
Railcar assets leased to others (net)	29,695	26,399	31,577
Property, plant and equipment:
Land	11,735	11,735	11,735
Land improvements and leasehold improvements	29,419	29,122	28,564
Buildings and storage facilities	96,975	95,892	95,580
Machinery and equipment	123,108	121,911	120,521
Software	4,971	4,771	4,043
Construction in progress	1,924	2,369	3,547

	268,132	265,800	263,990
Less allowances for depreciation and amortization	176,479	172,861	169,453

	91,653	92,939	94,537

	$395,719	$469,218	$377,038

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2003	2002	2002
		(Restated)	(Restated)

Current liabilities:
Notes payable	$60,000	$70,000	$41,800
Accounts payable for grain	18,348	75,422	23,757
Other accounts payable	57,985	60,285	57,308
Customer prepayments and deferred income	10,817	20,448	9,697
Accrued expenses	20,992	19,604	23,214
Current maturities of long-term debt	7,434	9,775	9,225

Total current liabilities	175,576	255,534	165,001
Deferred income	1,171	717	105
Other long-term liabilities	480	381	288
Employee benefit plan obligations	13,253	12,198	10,944
Long-term debt, less current maturities	84,752	84,272	85,529
Deferred income taxes	9,164	10,351	8,574

Total liabilities	284,396	363,453	270,441
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	66,730	66,662	66,460
Treasury shares (1,301, 1,258 and 1,109 shares at 6/30/03, 12/31/02 and 6/30/02, respectively; at cost)	(13,260)	(12,558)	(10,193)
Accumulated other comprehensive loss	(791)	(815)	(1,294)
Unearned compensation	(215)	(73)	(151)
Retained earnings	58,775	52,465	51,691

	111,323	105,765	106,597

	$395,719	$469,218	$377,038

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30
	2003	2002	2003	2002
		(Restated)		(Restated)

Sales and merchandising revenues	$311,891	$301,098	$549,830	$515,929
Cost of sales and merchandising revenues	264,108	252,179	469,136	431,995

Gross profit	47,783	48,919	80,694	83,934
Operating, administrative and general expenses	34,869	35,219	67,307	67,335
Interest expense	2,213	2,573	4,516	5,286
Other income	1,114	838	2,215	1,630

Income before income taxes and cumulative effect of accounting change	11,815	11,965	11,086	12,943
Income tax expense	4,022	3,637	3,774	3,934

Income before cumulative effect of accounting change	7,793	8,328	7,312	9,009
Cumulative effect of accounting change, net of income taxes	—	—	—	3,480

Net income	$7,793	$8,328	$7,312	$12,489

Per common share:
Basic earnings per share:
Income before cumulative effect of accounting change	$1.09	$1.14	$1.02	$1.23
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	0.48

Net income	$1.09	$1.14	$1.02	$1.71

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.07	$1.11	$1.00	$1.21
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	0.47

Net income	$1.07	$1.11	$1.00	$1.68

Dividends paid	$0.07	$0.065	$0.14	$0.130

Weighted average shares outstanding-basic	7,130	7,299	7,155	7,294

Weighted average shares outstanding-diluted	7,290	7,509	7,318	7,455

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30
	2003	2002
		(Restated)

Operating Activities
Net income	$7,312	$12,489
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change, net of income tax	—	(3,480)
Depreciation and amortization	7,760	7,041
Gain on sale of property, plant and equipment	(288)	(254)
Realized and unrealized loss on railcars	(786)	46
Deferred income taxes	(2,559)	(1,778)
Other	277	(250)

Cash provided by operations before changes in operating assets and liabilities	11,716	13,814
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,980)	(12,701)
Inventories	85,825	88,709
Prepaid expenses and other assets	4,778	3,937
Accounts payable for grain	(57,074)	(43,211)
Other accounts payable and accrued expenses	(7,308)	(1,490)

Net cash provided by operating activities	34,957	49,058
Investing Activities
Purchases of property, plant and equipment	(5,091)	(5,467)
Purchases of railcars	(13,407)	(6,076)
Proceeds from sale of railcars	8,134	7,427
Proceeds from sale of property, plant and equipment	554	373
Investment in affiliates	(1,182)	—

Net cash used in investing activities	(10,992)	(3,743)
Financing Activities
Net decrease in short-term borrowings	(10,000)	(40,800)
Proceeds from issuance of long-term debt	2,748	19,424
Payments on long-term debt	(4,609)	(26,272)
Change in overdrafts	(1,745)	4,282
Proceeds from sale of treasury shares to employees	308	504
Dividends paid	(1,009)	(951)
Purchase of common shares	(1,180)	(127)

Net cash used in financing activities	(15,487)	(43,940)
Increase in cash and cash equivalents	8,478	1,375
Cash and cash equivalents at beginning of period	6,095	5,697

Cash and cash equivalents at end of period	$14,573	$7,072

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
						(Restated)	(Restated)

Balance at January 1, 2002	$84	$66,431	$(10,687)	$(964)	$(83)	$40,153	$94,934

Net income before cumulative effect of accounting change						10,764	10,764
Cumulative effect of accounting change, net of tax						3,480	3,480
Other comprehensive income (loss):
Cash flow hedge activity				149			149

Comprehensive income							14,393
Stock awards, stock option exercises, and other shares issued to employees and directors (132 shares)		231	754		(145)		840
Amortization of unearned compensation					155		155
Purchase of treasury shares (216 shares)			(2,625)				(2,625)
Dividends declared ($.265 per common share)						(1,932)	(1,932)

Balance at December 31, 2002	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net income						7,312	7,312
Other comprehensive income (loss):
Cash flow hedge activity				24			24

Comprehensive income							7,336
Stock awards, stock option exercises, and other shares issued to employees and directors (52 shares)		68	478		(238)		308
Amortization of unearned compensation					96		96
Purchase of treasury shares (95 shares)			(1,180)				(1,180)
Dividends declared ($.14 per common share)						(1,002)	(1,002)

Balance at June 30, 2003	$84	$66,730	$(13,260)	$(791)	$(215)	$58,775	$111,323

See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A	–	Restatement of Previously Issued Financial Statements

In connection with a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we concluded that it is appropriate to modify our accounting related to a specific agreement with a third party.

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement with a third-party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that contemplates cumulative profits over the contract period to-date. The Company recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company measures its share of the profits earned in excess of the base-level at the end of each contract year and recognizes such income on a pro-rata basis over the remaining term of the agreement.

Upon further review and consideration, we have determined that the method of recognizing the Company’s share of profits earned in excess of the base level of income does not comply with Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and specifically with the provisions of Method 2 described therein, which stipulates that revenues recorded under such arrangements should be the amount that would be due under the formula at any point in time as if the contract was terminated at that date.

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our financial statements for the affected prior periods was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle. The following tables present the impact of the restatement adjustments on the Company’s previously reported cost of sales and merchandising revenues, gross profit, income before income taxes and cumulative effect of accounting change, income tax provision, cumulative effect of change in accounting principle, net of income tax provision, and net income for the quarter and year-to-date periods ended June 30, 2002.

	Three Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated
Income Statement Caption
Cost of sales and merchandising revenues (a)	$251,557	$622	$252,179
Gross profit (a)	49,541	(622)	48,919
Income before income taxes and cumulative effect of accounting change	12,587	(622)	11,965
Income tax expense	3,827	(190)	3,637
Net income	$8,760	$(432)	$8,328

	Six Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated

Cost of sales and merchandising revenues (a)	$430,039	$1,956	$431,995
Gross profit (a)	85,890	(1,956)	83,934
Income before income taxes and cumulative effect of accounting change	14,899	(1,956)	12,943
Income tax expense	4,530	(596)	3,934
Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480
Net income	$10,369	$2,120	$12,489

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the June 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, and had no impact on net income or shareholders’ equity.

The following tables present a summary of the effects of the restatement on our unaudited condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002:

	December 31, 2002
	As Previously Reported	Adjustments	As Restated
Balance Sheet Caption
Current deferred income tax asset	$3,491	$(597)	$2,894
Customer prepayments and deferred income	21,970	(1,522)	20,448
Retained earnings	51,540	925	52,465

	June 30, 2002
	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$5,072	$(1,278)	$3,794
Customer prepayments and deferred income	13,095	(3,398)	9,697
Retained earnings	49,571	2,120	51,691

We will file Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, and to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 as soon as practicable.

Note B	–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments include the effect of the restatement discussed in Note A as well as normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2002 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the balance sheet as of June 30, 2002 have been reclassified to conform to the June 30, 2003 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

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

Management is in the process of evaluating its lease agreements, equity investments and other arrangements to determine whether any of these arrangements involve a VIE or, if a VIE exists, whether the Company is the primary beneficiary of the VIE. Based on the results of our review to-date, we do not believe that there will be any impact of this statement on the consolidated financial statements.

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

Note D	–	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the additional after-tax expense relating to stock options would have been less than $0.1 million in the second quarters of both 2003 and 2002. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with our restricted stock award plan and was less than $0.1 million in both periods.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
		(Restated)		(Restated)

(in thousands, except for per share data)
Stock compensation expense, as reported	$48	$39	$96	$78
Stock compensation expense, pro forma	112	87	377	298
Net income, as reported	7,793	8,328	7,312	12,489
Net income, pro forma	7,729	8,280	7,031	12,269
Basic earnings per share
Net income, as reported	1.09	1.14	1.02	1.71
Net income, pro forma	1.08	1.13	0.98	1.68
Diluted earnings per share
Net income, as reported	1.07	1.11	1.00	1.68
Net income, pro forma	1.06	1.10	0.96	1.65

Note E	–	Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and restricted shares.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Weighted average shares outstanding – basic	7,130	7,299	7,155	7,294
Restricted shares and shares contingently issuable upon exercise of options	160	210	163	161

Weighted average shares outstanding – diluted	7,290	7,509	7,318	7,455

Diluted earnings per common share excludes the impact of 1 thousand and 163 thousand employee stock options for the quarter and six months ended June 30, 2002, respectively, as such options were antidilutive. There were no antidilutive options outstanding for the quarter and year ended June 30, 2003.

Note F	–	Segment Information

Results of Operations – Segment Disclosures (as restated)
(in thousands)

	Agriculture	Processing	Rail	Retail	Other	Total
Second Quarter 2003
Revenues from external customers	$207,503	$37,130	$12,681	$54,577	$—	$311,891
Inter-segment sales	1,981	409	231	—	—	2,621
Other income	433	115	35	395	136	1,114
Interest expense (credit)(a)	1,220	453	233	329	(22)	2,213
Operating income (loss)	7,894	(33)	1,376	4,262	(1,684)	11,815
Identifiable assets	190,822	68,536	42,763	59,551	34,047	395,719
Second Quarter 2002
Revenues from external customers	$209,197	$32,283	$4,056	$55,562	$—	$301,098
Inter-segment sales	1,595	533	226	—	—	2,354
Other income	220	166	30	255	167	838
Interest expense (a)	1,116	622	263	374	198	2,573
Operating income (loss) (b)	8,900	(113)	140	4,307	(1,269)	11,965
Identifiable assets (b)	177,386	69,266	42,302	60,705	27,379	377,038
Six months to date, 2003
Revenues from external customers	$356,696	$89,550	$17,063	$86,521	$—	$549,830
Inter-segment sales	5,422	849	474	—	—	6,745
Other income	976	318	85	533	303	2,215
Interest expense (credit)(a)	2,673	1,030	466	698	(351)	4,516
Operating income (loss)	6,862	3,706	1,680	1,639	(2,801)	11,086
Six months to date, 2002
Revenues from external customers	$344,037	$73,264	$8,216	$90,412	$—	$515,929
Inter-segment sales	4,853	955	455	—	—	6,263
Other income	487	289	33	374	447	1,630
Interest expense (credit)(a)	2,709	1,317	590	776	(106)	5,286
Operating income (loss) (b)	10,090	2,305	520	2,568	(2,540)	12,943

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

(b)	Restated – See below and Note A

	Three Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated
Operating income (loss)
Agriculture	$9,522	($622)	$8,900
Processing	(113)	—	(113)
Rail	140	—	140
Retail	4,307	—	4,307
Other	(1,269)	—	(1,269)

Operating income (loss)	$12,587	($622)	$11,965

	Six Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated

Agriculture	$12,046	($1,956)	$10,090
Processing	2,305	—	2,305
Rail	520	—	520
Retail	2,568	—	2,568
Other	(2,540)	—	(2,540)

Operating income (loss)	$14,899	($1,956)	$12,943

Identifiable Assets

	June 30, 2002
	As Previously Reported	Adjustments	As Restated

Agriculture	$177,386	$—	$177,386
Processing	69,266	—	69,266
Rail	42,302	—	42,302
Retail	60,705	—	60,705
Other (a)	28,657	(1,278)	27,379

Total identifiable assets	$378,316	($1,278)	$377,038

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the June 30, 2003 presentation. These reclassifications had no impact on net income or shareholders’ equity, were initially recorded for the 2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

In connection with a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we concluded that it is appropriate to modify our accounting related to a specific agreement with a third party.

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement with a third-party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that contemplates cumulative profits over the contract period to-date. The Company recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company measures its share of the profits earned in excess of the base-level at the end of each contract year and recognizes such income on a pro-rata basis over the remaining term of the agreement.

Upon further review and consideration, we have determined that the method of recognizing the Company’s share of profits earned in excess of the base level of income does not comply with Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and specifically with the provisions of Method 2 described therein, which stipulates that revenues recorded under such arrangements should be the amount that would be due under the formula at any point in time as if the contract was terminated at that date.

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our financial statements for the affected prior periods was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle. The following tables present the impact of the restatement adjustments on the Company’s previously reported cost of sales and merchandising revenues, gross profit, income before income taxes and cumulative effect of accounting change, income tax provision, cumulative effect of change in accounting principle, net of income tax provision, and net income for the quarter and year-to-date periods ended June 30, 2002.

	Three Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated
Income Statement Caption
Cost of sales and merchandising revenues (a)	$251,557	$622	$252,179
Gross profit (a)	49,541	(622)	48,919
Income before income taxes and cumulative effect of accounting change	12,587	(622)	11,965
Income tax expense	3,827	(190)	3,637
Net income	$8,760	$(432)	$8,328

	Six Months Ended June 30, 2002
	As Previously
	Reported	Adjustments	As Restated

Cost of sales and merchandising revenues (a)	$430,039	$1,956	$431,995
Gross profit (a)	85,890	(1,956)	83,934
Income before income taxes and cumulative effect of accounting change	14,899	(1,956)	12,943
Income tax expense	4,530	(596)	3,934
Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480
Net income	$10,369	$2,120	$12,489

(b)	Periods presented “As Previously Reported” include reclassifications made to conform to the June 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, and had no impact on net income or shareholders’ equity.

The following tables present a summary of the effects of the restatement on our unaudited condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002:

	December 31, 2002
	As Previously Reported	Adjustments	As Restated
Balance Sheet Caption
Current deferred income tax asset	$3,491	$(597)	$2,894
Customer prepayments and deferred income	21,970	(1,522)	20,448
Retained earnings	51,540	925	52,465

	June 30, 2002
	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$5,072	$(1,278)	$3,794
Customer prepayments and deferred income	13,095	(3,398)	9,697
Retained earnings	49,571	2,120	51,691

We will file Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002, and to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 as soon as practicable.

Comparison of the three months ended June 30, 2003 with the three months ended June 30, 2002, as restated:

Sales and merchandising revenues for the three months ended June 30, 2003 totaled $311.9 million, an increase of $10.8 million, or 4%, from the second quarter of 2002. Sales in the Agriculture Group were up $1.0 million, or less than 1%. Grain sales make up 70-80% of the total sales in the Agriculture Group. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels sold are done so under forward contracts. Grain sales were down $1.9 million, or 2%, due to a 22% decrease in volume partially offset by a 25% increase in the average price per bushel sold. This volume decrease occurred because increased demand for grain after last fall’s poor harvest caused the Company to sell and ship grain in the fourth quarter that it would normally have shipped in 2003. This increased demand has lowered the overall grain stocks worldwide and created the higher prices that prompted producers to increase plantings in 2003. Sales of fertilizer in the plant nutrient division were up $2.9 million, or 4%, due to a 10% increase in the weighted average price per ton sold partially offset by a 6% decrease in volume. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although price increases may also drive decreases in volume.

Merchandising revenues in the Agriculture Group were down $2.7 million, or 35%, almost solely due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation / depreciation in the value of grain owned. Grain inventories on hand at June 30, 2003 were 32.5 million bushels, of which 6.9 million bushels were stored for others. This compares to 35.0 million bushels on hand at June 30, 2002, of which 11.0 million bushels were stored for others.

The reduction in grain space income is expected to continue at least until completion of this fall’s harvest in the fourth quarter. Bushels received from the wheat harvest (which occurs in the month of July) have doubled that of last year. With a good harvest of corn and soybeans this fall in the Company’s primary markets, the Company would expect to end the year with a higher volume of grain in storage and / or moved through the Company’s facilities. This could lead to higher storage income. The Company cautions, however, that poor weather in its primary markets in August can significantly affect yields and negatively impact the quantity and quality of grain stored and handled.

The Company completed negotiations of a new marketing agreement with Cargill, Inc. which covers the Company’s Maumee and Toledo, Ohio facilities and two nearby leased Cargill facilities. This new five-year agreement, effective June 1, 2003, provides for income sharing with Cargill over a certain threshold. The lease for the two facilities was also renewed for five additional years. As discussed above, our previously issued financial statements have been restated for a change in accounting for profit recognition during a portion of the initial term. Grain sales to Cargill totaled $154 million in the Company’s 2002 calendar year. There were no sales to any other customer in excess of 10% of consolidated net sales.

On July 31, 2003, the Company announced its intent to purchase the outstanding shares of Agrico Canada Ltd/Lte. Agrico Canada is a privately-held Canadian company that markets and distributes plant nutrients to independent dealers across Canada as well as marketing to growers through its wholly owned and joint venture farm centers. The transaction is subject to due diligence and finalization of a definitive purchase agreement and is expected to be completed in the third quarter.

The Processing Group had a $4.9 million, or 15%, increase in sales resulting primarily from a 20% increase in the average price per ton sold in the lawn businesses partially offset by a 5% decrease in volume. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 12% and sales up 13% in the second quarter of 2003 as compared to 2002 due primarily to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands sales were up 19% in spite of volume being down 15%. The cob-based businesses, a much smaller component of the Processing Group, had a 23% increase in sales primarily due to a 16% increase in volume.

The Rail Group had an $8.6 million, or 213%, increase in sales. Sales of railcars made up $8.0 million of this increase and revenue from the leased fleet was up $0.3 million. There were no significant sales of railcars during the second quarter of 2002. The remainder of the increase was from sales of railcar components (primarily gates) manufactured in the fabrication shop, some of which are being installed by the railcar repair shop. A significant order for railcar components should keep both shops busy through the remainder of 2003. Railcars under management at June 30, 2003 were 5,984 compared to 5,497 under management at June 30, 2002. The railcar utilization rate (railcars under management in lease service) increased from 84% to 86% over that same period. The Company also increased its locomotives under management from 51 at June 30, 2002 to 74 at June 30, 2003. The Company continues to believe that this Group is well-positioned for future growth.

The Company is continuing to evaluate an opportunity it announced on March 11, 2003 whereby it would manage approximately 11,000 railcars for a new entity in which the Company would hold a minority interest. Finalization of the transaction is dependent on due diligence, financing and completion of the definitive purchase agreement .

The Retail Group had a $1.0 million, or 2%, decrease in same-store sales in the second quarter of 2003 when compared to the second quarter of 2002. Results were mixed with half the stores showing slight increases. We are competing against significant new competitors in the Toledo market and there is still softness in the retail economy.

A positive development has been increased sales growth in the specialty food and wine departments that are adjacent to the third party meat markets we have in three of our six stores. We expect to add this third party meat market to a fourth store in the fourth quarter.

Gross profit for the second quarter of 2003 totaled $47.8 million for the Company, a decrease of $1.1 million, or 2%, from the second quarter of 2002. The Agriculture Group had a $2.4 million, or 9%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a slight reduction in gross profit on grain sales, partially offset by a $1.2 million increase in gross profit on sales in our plant nutrient division. Even though overall fertilizer volume is down, the plant nutrient division’s expansion into specialty and industrial products (which earn higher margins than traditional fertilizers) have helped to improve the overall gross profit per ton sold by 14%.

Gross profit for the Processing Group decreased $0.1 million, or 2%. Although lawn business gross profit was essentially flat, the cob-based businesses gross profit decreased 15%. The decreased volume in the lawn businesses was offset by increased gross profit per ton sold. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer.

Gross profit in the Rail Group increased $1.6 million, or 94%. This increase was due equally to the significant increase in gross profit on the sale of railcars and gross profit on manufacturing and installation of railcar components in the fabrication and rail repair shops. The net lease fleet income declined somewhat as cars that are coming off long-term leases are renewing at current rates that are lower in most cases than the previous lease rates. The multi-year low lease rate environment has continued in the rail industry, although certain car types have recently seen improvement in lease rates.

Gross profit in the Retail Group decreased $0.2 million, or 1%, from the second quarter of 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the product mix.

Operating, administrative and general expenses for the second quarter of 2003 totaled $34.9 million, a $0.4 million, or 1%, decrease from the second quarter of 2002. Full-time employees decreased 3% from the second quarter of 2002. Expense related to performance incentives and bonuses decreased by $0.3 million due primarily to lower performance in certain operating units.

Interest expense for the second quarter of 2003 was $2.2 million, a $0.4 million, or 14%, decrease from 2002. Average 2003 daily short-term borrowings were 46% higher than the second quarter of 2002 but the average short-term interest rate decreased from 3.12% for the second quarter of 2002 to 1.99% for the second quarter of 2003.

As a result of the above, the pretax income of $11.8 million for the second quarter of 2003 was 1% lower than the pretax income of $12.0 million recognized in the second quarter of 2002. Income tax expense of $4.0 million was provided at an expected effective annual rate of 34.0%. In the second quarter of 2002, income tax expense was provided at 30.4%. The Company’s actual 2002 full-year effective tax rate was 32.7%. The current 2003 effective tax rate of 34.0% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

As a result of the above, the second quarter 2003 net income was $0.5 million lower than the second quarter 2002 restated net income of $8.3 million. The basic and diluted income per share of $1.09 and $1.07, respectively, for the second quarter of 2003 compares to a basic and diluted restated income per share of $1.14 and $1.11, respectively, in the second quarter of 2002.

Comparison of the six months ended June 30, 2003 with the six months ended June 30, 2002, as restated:

Sales and merchandising revenues for the six months ended June 30, 2003 totaled $549.8 million, an increase of $33.9 million, or 7%, from the first half of 2002. Sales in the Agriculture Group were up $18.2 million, or 6%. Grain sales were up $11.5 million, or 5%, due to a 29% increase in average price per bushel sold, partially offset by an 18% decrease in volume. This volume decrease occurred because increased demand for grain after last fall’s poor harvest caused the Company to sell and ship grain in the fourth quarter that it would normally have shipped in 2003. This increased demand has lowered the overall grain stocks worldwide and increased our average price per bushel sold. Sales of fertilizer in the plant nutrient division were up $6.7 million, or 6%, due to an 8% increase in the average price per ton sold partially offset by a decrease in volume. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although the price increase may also drive the decrease in volume.

Merchandising revenues in the Agriculture Group were down $5.5 million, or 33%, almost solely due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.

The Processing Group had a $16.3 million, or 22%, increase in sales resulting primarily from a 3% increase in the average price per ton sold and an 11% increase in volume. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 19% and sales up 18% in the first half of 2003 as compared to 2002 due primarily to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was up 7% and sales up 30%. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer. The cob-based businesses, a much smaller component of the Processing Group, had a 7% increase in sales primarily due to a 7% increase in volume.

The Rail Group had an $8.8 million, or 108%, increase in sales. Sales of railcars made up $8.0 million of this increase and the remainder of the increase evenly split between increased revenue from the leased fleet and increased activity in the repair and fabrication shops. There were no significant sales of railcars during the first half of 2002.

The Retail Group had a $3.9 million, or 4%, decrease in same-store sales in the first half of 2003 when compared to the first half of 2002. All markets showed decreases. We are competing against significant new competitors in the Toledo market and there is still softness in the retail economy.

Gross profit for the first half of 2003 totaled $80.7 million for the Company, a decrease of $3.2 million, or 4%, from the first half of 2002. The Agriculture Group had a $4.7 million, or 11%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a slight reduction in gross profit on grain sales, partially offset by a $2.2 million increase in gross profit on sales in our plant nutrient division. The fertilizer gross profit increase resulted from a 13% increase in gross profit per ton sold.

Gross profit for the Processing Group increased $0.6 million, or 4%. This increase was experienced in the consumer and industrial lawn businesses. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer. The professional lawn business had a gross profit decrease in spite of increased volume as a higher percentage of sales were to lawn-care operators rather than the higher margin products sold to golf courses. The cob-based business experienced a $0.2 million, or 14%, decrease in gross profit.

Gross profit in the Rail Group increased $1.7 million, or 45%. This increase was due primarily to the gross profit on installation of railcar components in the fabrication and rail repair shops and, to a lesser extent, gross profit on the sale of railcars. The lease fleet income declined somewhat as cars that are coming off long-term leases are renewing at current rates that are lower in most cases than the previous lease rates. The multi-year low lease rate environment has continued in the rail industry, although certain car types have recently seen improvement in lease rates.

Gross profit in the Retail Group decreased $0.8 million, or 3%, from the first six months of 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the mix of products sold.

Operating, administrative and general expenses for the first half of 2003 totaled $67.3 million, equal to first six months of 2002. Expense related to performance incentives and bonuses decreased by $0.3 million due primarily to lower performance in certain operating units. There were increased production costs in the Company’s manufacturing businesses (Processing and the Rail shops), however they were absorbed into cost of sales and inventory.

Interest expense for the first half of 2003 was $4.5 million, a $0.8 million, or 15%, decrease from 2002. Average 2003 daily short-term borrowings were 10% higher than the first half of 2002 but the average short-term interest rate decreased from 3.19% for the first half of 2002 to 2.25% for the first half of 2003.

As a result of the above, the pretax income of $11.1 million for the first half of 2003 was 14% lower than the restated pretax income of $12.9 million recognized in the first half of 2002. Income tax expense of $3.8 million was provided at an expected effective annual rate of 34.0%. In the first half of 2002, income tax expense was provided at 30.4%. The Company’s actual 2002 full-year effective tax rate was 32.7%. The current 2003 effective tax rate of 34.0% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

As a result of the above, the first half 2003 net income was $1.7 million lower than the first half 2002 net income before cumulative effect of accounting change of $9.0 million. As discussed in Note A, the Company has restated the 2002 results for a change in accounting principle. The impact of that change is recognized in the first half of 2002 and amounted to $3.5 million of increased income. The basic and diluted income of $1.02 and $1.00, respectively, for the first half of 2003 compares to a basic and diluted income per share (before the impact of the cumulative effect of change, as restated) of $1.24 and $1.21, respectively, in the first half of 2002. The cumulative effect of a change in accounting principle added $0.47 to each of the earnings per share measures in 2002. See also Note A for details of the restatement to the 2002 income statement.

Liquidity and Capital Resources

The Company’s operations provided cash of $35.0 million in the first half of 2003, a decrease of $14.1 million from the same period in 2002. During this same period, short-term borrowings used to fund these operations decreased $30.8 million. Net working capital at June 30, 2003 was $84.4 million, a $2.6 million increase from December 31, 2002 and a $9.5 million increase from the June 30, 2002 restated working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company entered into a borrowing arrangement with a syndicate of banks, which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $60.0 million on its short-term line of credit at June 30, 2003. Peak short-term borrowing for the first half was $127.2 million on February 27, 2003. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At June 30, 2003, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.2 million and was recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.07 per common share was paid January 22 and April 22, 2003. Cash dividends of $0.065 per common share were paid quarterly in 2002. A cash dividend of $0.07 per common share was declared on July 1, 2003 and was paid on July 22, 2003. The Company made income tax payments of $3.4 million in the first half of 2003 and expects to make payments totaling approximately $1.7 million for the remainder of 2003. During the first half of 2003, the Company issued approximately 52 thousand shares to employees and directors under its share compensation plans and purchased 95 thousand shares in open-market transactions.

Total capital spending for 2003 on property, plant and equipment is expected to approximate $32.8 million and is expected to include $1.0 million for improvements and additions to Agriculture Group facilities, $0.5 million for information systems, $19.3 million for acquisitions and investments in the Agriculture and Rail Groups (some of which will be non-cash), $0.3 million for manufacturing improvements in the Rail Group, $0.3 million for retail store improvements and $0.4 million for improvements to administrative offices. The remaining amount of $11.0 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $23.5 million in 2003 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at June 30, 2003. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.

The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet its short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of June 30, 2003 are as follows:

	Payments Due by Period
	Less than			After 5
Contractual Obligations	1 year	1-3 years	4-5 years	years	Total
(in thousands)
Long-term debt	$7,101	$13,985	$28,715	$38,398	$88,199
Capital lease obligations	333	711	2,943	—	3,987
Operating leases	9,185	13,153	6,683	8,868	37,889
Other	200	400	400	—	1,000

Total contractual cash obligations	$16,819	$28,249	$38,741	$47,266	$131,075

Included in long-term debt are acquisition liabilities that include minimum payments. There are additional contingent sales-based payments to the seller that have not triggered to date and would not be material to the Company if they trigger in the future. The contingency period ends in May 2005.

The Company had standby letters of credit outstanding of $15.2 million at June 30, 2003, of which $8.5 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 69% of the operating lease commitments above relate to 1,752 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Off-Balance Sheet Transactions

The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease. Finally, the Company has contracted with railcar users directly to manage their railcars for a fee.

The following table describes the railcar and locomotive positions at June 30, 2003.

Method of Control	Financial Statement	Number

Railcars available for sale	On balance sheet – current	323
Railcar assets leased to others	On balance sheet – non-current	2,246
Railcars leased from financial intermediaries	Off balance sheet	1,752
Railcars – non-recourse arrangements	Off balance sheet	1,663

Total Railcars		5,984

Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		74

Additionally, the Company manages 1,268 railcars for a third party customer for which it receives a fee.

The Company has future lease payment commitments aggregating $26.0 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at June 30, 2003 over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

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

Marketing Agreement The Company has negotiated a marketing agreement that covers certain of its grain facilities (certain of which are leased from Cargill). Under this five-year amended and restated agreement (which began in June 2003 and expires in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) is shared 50/50 with Cargill once it exceeds a threshold amount. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at each contract year end. The Company recognizes its pro-rata share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula.

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

Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 1 to the Company’s annual consolidated financial statements) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease term, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.

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

The Company has financed some of its railcars through a capital lease with a financial intermediary. The terms of this lease required the Company to capitalize the assets and record the net present value of the lease obligation on its balance sheet as a long-term borrowing. There was no gain or loss on this financing transaction. This obligation is included with the Company’s long-term debt as described in Note 7 to the consolidated annual financial statements. The railcars under this lease are being depreciated to their residual value over the term of the lease.

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

	June 30	December 31
	2003	2002
(in thousands)
Net long (short) position	($181)	($2,302)
Market risk	18	230

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

	June 30	December 31
	2003	2002
(in thousands)
Fair value of long-term debt and interest rate contracts	$95,751	$96,358
Fair value in excess of carrying value	3,332	2,236
Market risk	2,794	1,893

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

Item 4. Controls and Procedures

The President and Chief Executive Officer; Vice President, Controller and CIO; and Vice President, Finance and Treasurer (the “Certifying Officers”) have evaluated our disclosure controls and procedures as defined in the rules of the SEC, as of the end of the second quarter and have determined that such controls and procedures are effective in providing reasonable assurance that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this report.

Our Certifying Officers are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that the Company’s financial statements are reliable and prepared in accordance with generally accepted accounting principles and that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance and by our independent auditors to support their audit work. In addition, our Board’s Audit Committee, which is composed entirely of independent directors, meets regularly with management, internal auditors and the independent auditors to review accounting, auditing and financial matters. This Committee and the independent auditors have free access to each other, with or without management being present.

In the second quarter, we commenced a review of our internal control documentation in preparation for the management report on internal control over financial reporting and the accompanying independent auditors’ attestation report that will be a part of our annual report of Form 10-K for the fiscal year ended December 31, 2004.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Certifying Officers most recent evaluation.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of The Andersons, Inc. was held on May 1, 2003 to elect ten directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director
Michael J. Anderson	6,851,143	—	18,583	336,635
Richard P. Anderson	6,850,506	—	19,219	336,635
Thomas H. Anderson	6,828,448	—	41,278	336,635
John F. Barrett	6,850,450	—	19,276	336,635
Paul M. Kraus	6,840,587	—	29,138	336,635
Donald L. Mennel	6,849,636	—	20,090	336,635
David L. Nichols	6,849,891	—	19,835	336,635
Dr. Sidney A. Ribeau	6,370,390	—	499,336	336,635
Charles A. Sullivan	6,841,823	—	27,903	336,635
Jacqueline F. Woods	6,348,673	—	521,053	336,635
Ratification of independent auditors	6,820,499	43,979	5,247	336,635

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.4 Marketing Agreement between The Andersons, Inc. and Cargill dated June 1, 1998 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.5 Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.6 Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill dated June 1, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.7 Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1 Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2 Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3 Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1 Section 1350 Certifications

(b)	Reports on Form 8-K. A report on Form 8-K was filed on April 29, 2003. The Company issued a press release announcing earnings results for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: August 19, 2003	By /s/Michael J. Anderson Michael J. Anderson
President and Chief Executive Officer

Date: August 19, 2003	By /s/Richard R. George Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: August 19, 2003	By /s/Gary L. Smith Gary L. Smith
Vice President, Finance and Treasurer
(Principal Financial Officer)