Form 10-K/A
period 2002-12-31
ANDERSONS INC
filed 2003-10-24
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

          The purpose of this Amendment No. 1 to Annual Report on Form 10-K/A is to restate the audited financial statements of The Andersons, Inc. for the fiscal year ended December 31, 2002 to reflect the adoption of EITF Topic D-96, “ Accounting for Management Fees Based on a Formula,” related to a certain five-year marketing agreement held with a third party and to amplify certain disclosures. These modifications were identified through a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (“SEC”) and were disclosed in our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2003, filed with the SEC on August 19, 2003.

          The Items of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2002 which are amended and restated herein are:

1.     Item 1 – Business

          We have included expanded discussion of the Company’s sales to Cargill made by the Agriculture Group and more information about the Marketing agreement and Lease including filing of said agreements. In addition, we will discuss further our use of forward contracts in the Agriculture Group. In addition, sales information presented in this section was revised for the restatement.

2.     Item 6 – Selected Financial Data

          This information, incorporated by reference from our 2002 Annual Report to Shareholders, was revised in accordance with the restatement.

3.     Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This information, incorporated by reference from our 2002 Annual Report to Shareholders, was revised in accordance with the restatement.

4.     Item 8 – Financial Statements and Supplementary Data

          This information, incorporated by reference from our 2002 Annual Report to Shareholders, was revised in accordance with the restatement. All 2002 information impacted by the restatement was updated in this Exhibit 13 and a new Note 1. was added describing the reason for and impact of the restatement. The following specific information was restated:

1.	Quarterly financial data on page 12

2.	Report of independent accountants on page 14

3.	Consolidated statement of income for the year ended December 31, 2002 on page 15

4.	Consolidated balance sheet at December 31, 2002 on page 16

5.	Consolidated statement of cash flows for the year ended December 31, 2002 on page 17

6.	Consolidated statement of shareholders’ equity for the year ended December 31, 2002 on page 18, and

7.	Notes to consolidated financial statements

5.     Item 15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

          Exhibit 13, The Andersons, Inc. 2002 Annual Report to Shareholders was restated as described above. Also, exhibits 10.4 and 10.5, the Marketing and Lease agreements with Cargill were added and are incorporated by reference from the Quarterly Report on Form 10-Q for the second quarter of 2003 and filed on August 19, 2003.

6.     The signature page has been amended to reflect The Andersons, Inc. current officers and directors.

7.     The certifications required by Rule 13(a)-14(a)/15d-14(a) have been updated

8.     The certifications required by Section 1350 have been updated

          The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 in the form filed with the SEC on March 19, 2003 (the “Original 10-K”). These remaining Items are not amended, herein, but are included for the convenience of the reader. In order to preserve the character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

          Grain merchandised by the Company is grown in the Midwestern portion of the United States (the eastern corn belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and possibly rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”) quotations. The Company competes for the purchase of grain with grain processors, regional cooperatives and animal feed operations, as well as with other grain merchandisers. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large, national and international companies that maintain regional grain purchase and storage facilities. Some of these competitors are significantly larger than the Company.

          In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Inc. for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 42%, or approximately 32.2 million bushels, of the Company’s total storage space and became effective on June 1, 1998. See also the Critical Accounting Policies section of the Management’s Discussion and Analysis on page 26 of The Andersons, Inc. 2002 Annual Report to Shareholders (Exhibit 13) for further discussion of this agreement and the “Restatement of Previously Issued Financial Statements” section in Management’s Discussion and Analysis on page 18 of the Annual Report to Shareholders (Exhibit 13) for discussion of a change in accounting principle and 2002 restatement of the results of this contract. Grain sales to Cargill totaled $154 million in 2002, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement. If the Marketing Agreement were not in place for the Maumee and Toledo locations, Cargill would still purchase grain from us at these locations either for consumption in their processing facilities or to market to other end users. There were no sales to any other customer in excess of 10% of consolidated net sales. In addition, both the Lease Agreement and Marketing Agreement have been filed as Exhibits 10.4 and 10.5. The Company is in the process of negotiating a new contract with Cargill.

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

          The Company’s grain business may be adversely affected by the grain supply (both crop quality and quantity) in its principal growing area, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See “Government Regulation” on page 10. The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Company.

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

          Sales of grain (corn, soybeans, wheat and oats) totaled $554.1 million, $434.7 million and $449.9 million in 2002, 2001 and 2000, respectively. Sales of dry and liquid fertilizers (primarily potash, nitrogen and phosphate) to dealers totaled $135.1 million, $134.0 million and $112.7 million in 2002, 2001 and 2000, respectively.

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

          The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.

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

          The risk management philosophy of the Company includes match-funding of lease commitments and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms between the lease with the customer and the funding arrangement with the financial intermediary. Generally, the Company completes non-recourse transactions whenever possible to minimize credit risk. The Company strives to be the Total Rail SolutionsSM provider for its railcar customers. The service mark depicts our willingness to serve the customers’ total railcar needs (including maintenance, car management, repairs, leasing, and all other railcar needs).

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

Item 2. Properties

          The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	20,510	4,500	2,878
Toledo, OH Port (4)	11,650	1,800	2,812
Metamora, OH	6,980	—	—
Lyons, OH (2)	380	53	284
Toledo, OH (1)	990	—	—
Fremont, OH (2)	—	40	271
Fostoria, OH (2)	—	40	210
Gibsonburg, OH (2)	—	37	349
Lordstown, OH	—	197	—
Champaign, IL	12,730	833	—
Delphi, IN	7,060	923	—
Clymers, IN	4,720	—	—
Dunkirk, IN	7,800	833	—
Poneto, IN	—	10	5,284
North Manchester, IN (2)	—	25	211
Seymour, IN	—	720	943
Waterloo, IN (1) (2)	—	970	1,686
Logansport, IN	—	83	3,652
Walton, IN (2)	—	435	7,860
Albion, MI (2)	3,220	15	143
White Pigeon, MI	2,700	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	438
Union City, MI (2)	—	15	183
Munson, MI (2)	—	33	312

	78,740	13,339	32,576

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 3,300-bushel capacity.

(4)	Includes leased facilities with a 5,500-bushel capacity.

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

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Plant Nutrient Division Vice President and General Manager, Plant Nutrient Division, Agriculture Group	50	2000 1999

Daniel T. Anderson	President, Retail Group	47	1996

Michael J. Anderson	President and Chief Executive Officer President and Chief Operating Officer	51	1999 1996

Richard M. Anderson	President, Processing Group	47	1999

Richard P. Anderson	Chairman of the Board Chairman of the Board and Chief Executive Officer	73	1999 1996

Dale W. Fallat	Vice President, Corporate Services	58	1992

Philip C. Fox	Vice President, Corporate Planning	60	1996

Charles E. Gallagher	Vice President, Human Resources	61	1996

Richard R. George	Vice President, Controller and CIO Vice President and Controller	53	2002 1996

Beverly J. McBride	Vice President, General Counsel and Secretary	61	1996

Harold M. Reed	President, Grain Division Vice President and General Manager, Grain Division, Agriculture Group	46	2000 1999

Rasesh H. Shah	President, Rail Group	48	1999

Gary L. Smith	Vice President, Finance and Treasurer	57	1996

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

Item 6. Selected Financial Data

          The information under the caption Selected Financial Data on page 12 of The Andersons, Inc. 2002 Annual Report to Shareholders, as restated, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information under the caption Management’s Discussion & Analysis appearing on pages 18 through 28 of The Andersons, Inc. 2002 Annual Report to Shareholders, as restated, is incorporated herein by reference. See pages 39 and 40 of The Andersons, Inc. 2002 Annual Report to Shareholders for discussion of new accounting standards, which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

          The information under the captions Market Risk-Sensitive Instruments and Positions, Commodity Prices and Interest Rates appearing on page 29 of The Andersons, Inc. 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

          The information under the caption Quarterly Financial Data and Market for Common Stock on page 12 of The Andersons, Inc. 2002 Annual Report to Shareholders, as restated, the Report of Independent Accountants on page 13 of The Andersons, Inc. 2002 Annual Report to Shareholders, as restated, as well as the following consolidated financial statements of The Andersons, Inc. set forth on pages 14 through 17 and 31 through 37 of The Andersons, Inc. 2002 Annual Report to Shareholders are incorporated herein by reference:

•	Consolidated Statements of Income for the years ended December 31, 2002 (restated), 2001 and 2000

•	Consolidated Balance Sheets as of December 31, 2002 (restated) and 2001

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002 (restated), 2001 and 2000

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002 (restated), 2001 and 2000

•	Notes to Consolidated Financial Statements (restated)

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	830,808 (1)	$9.37	889,810 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	830,808	$9.37	889,810

(1)	This number includes options (807,555) and restricted shares (23,253) outstanding under the Company’s Amended and Restated Long-Term Performance Compensation Plan dated December 14, 2001. This number does not include any shares related to the Employee Share Purchase Plan. This Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. This purchase is completed as of December 31.

(2)	This number includes 38,738 common shares available to be purchased under the Employee Share Purchase Plan.

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

          There were no significant changes in internal controls subsequent to the date of the Certifying Officers’ evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)           The consolidated financial statements of the Company, as set forth under Item 8 of this report on Form 10-K/A, are incorporated herein by reference from The Andersons, Inc. 2002 Annual Report to Shareholders. These consolidated financial statements have been restated.

(2)	The following consolidated financial statement schedule and Report of Independent Accountants on Financial Statement Schedule is included in Item 15(d):

		Page

II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2002, 2001 and 2000	27

Report of Independent Accountants on Financial Statement Schedule		26

          All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

13	The Andersons, Inc. 2002 Annual Report to Shareholders, as restated

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Corporate Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

*     Management contract or compensatory plan.

          The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed in the fourth quarter of 2002.

(c)	Exhibits:

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

Signature	Title	Date	Signature	Title	Date

/s/Michael J. Anderson	President and Chief Executive Officer	10/24/03	/s/Paul M. Kraus	Director	10/24/03
Michael J. Anderson	(Principal Executive Officer)		Paul M. Kraus

/s/Richard R. George	Vice President, Controller & CIO	10/24/03	/s/Donald L. Mennel	Director	10/24/03
Richard R. George	(Principal Accounting Officer)		Donald L. Mennel

/s/Gary L. Smith	Vice President, Finance & Treasurer	10/24/03	/s/David L. Nichols	Director	10/24/03
Gary L. Smith	(Principal Financial Officer)		David L. Nichols

/s/Richard P. Anderson	Chairman of the Board	10/24/03	/s/Sidney A. Ribeau	Director	10/24/03
Director
Richard P. Anderson			Sidney A. Ribeau

/s/Thomas H. Anderson	Director	10/24/03	/s/Charles A. Sullivan	Director	10/24/03

Thomas H. Anderson			Charles A. Sullivan

/s/John F. Barrett	Director	10/24/03	/s/Jacqueline F. Woods	Director	10/24/03

John F. Barrett			Jacqueline F. Woods

Except for those portions of The Andersons, Inc. 2002 Annual Report to Shareholders specifically incorporated by reference in this report on Form 10-K/A, such annual report is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed “filed” as a part of this filing.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors
of The Andersons, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003, except as to the effect of the matters described in Note 1, which is as of October 24, 2003, appearing in the 2002 Annual Report to Shareholders of The Andersons, Inc., included herein as Exhibit 13, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Toledo, Ohio
October 24, 2003

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
THE ANDERSONS, INC.

		Additions

	Balance at	Charged to	Charged to			Balance
(in thousands)	Beginning	Costs and	Other Accounts	Deductions		at End
Description	of Period	Expenses	- Describe	- Describe		of Period

Allowance for doubtful accounts receivable:
Year ended December 31, 2002	$2,701	$514	$—	$201	(1)	$3,014
Year ended December 31, 2001	3,084	448	—	831	(1)	2,701
Year ended December 31, 2000	3,980	776	—	1,672	(1)	3,084
Allowance for doubtful notes receivable:
Year ended December 31, 2002	$472	$(161)	$—	$89	(1)	$222
Year ended December 31, 2001	698	(224)	—	2	(1)	472
Year ended December 31, 2000	583	135	—	20	(1)	698

(1) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

THE ANDERSONS, INC.

Exhibit
Number

13	The Andersons, Inc. 2002 Annual Report to Shareholders

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Corporate Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications