Form 10-Q/A
period 2003-03-31
ANDERSONS INC
filed 2003-10-29
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No

The registrant had 7.2 million common shares outstanding, no par value, at May 1, 2003.

THE ANDERSONS, INC.

Exhibits

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Corporate Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited consolidated financial statements of The Andersons, Inc. for the quarter ended March 31, 2003 and prior periods to reflect the adoption of EITF Topic D-96, “Accounting for Management Fees Based on a Formula,” related to a certain five-year marketing agreement held with a third party and to amplify certain disclosures.. This modification was identified through a review of our periodic filings by the staff of the Division of Corporation finance of the U.S. Securities and Exchange Commission (“SEC”) and was disclosed in our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2003, filed with the SEC on August 19, 2003.

     The items of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 which are amended and restated herein are:

1.	Condensed Consolidated Balance Sheets on pages 4-5.

2.	Condensed Consolidated Statements of Operations on page 6.

3.	Condensed Consolidated Statements of Cash Flows on page 7.

4.	Condensed Consolidated Statements of Shareholders’ Equity on page 8.

5.	Notes to Condensed Consolidated Financial Statements beginning on page 9 for the addition of Note A.

6.	Management’s Discussion and Analysis beginning on page 15 was revised in accordance with this restatement.

7.	The certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 have been revised in accordance with current regulations and included as exhibits.

The remaining Items contained within this Amendment to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 in the form filed with the SEC on May 14, 2003. These remaining Items are not amended, herein, but are included for the convenience of the reader. In order to preserve the character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2003	2002	2002
	(As Restated)	(As Restated)	(As Restated)

Current assets:
Cash and cash equivalents	$7,038	$6,095	$9,592
Accounts and notes receivable:
Trade receivables (net)	79,057	59,800	68,589
Margin deposits	—	—	4,237

	79,057	59,800	72,826
Inventories:
Grain	135,271	156,742	129,421
Agricultural fertilizer and supplies	42,863	25,699	36,267
Lawn and garden fertilizer and corncob products	34,967	42,947	38,503
Railcar repair parts	1,543	1,455	789
Retail merchandise	33,458	29,076	33,395
Other	352	356	528

	248,454	256,275	238,903
Railcars available for sale	414	550	4,819
Deferred income taxes	4,209	2,894	3,563
Prepaid expenses and other current assets	14,959	11,675	14,719

Total current assets	354,131	337,289	344,422
Other assets:
Pension asset	4,863	5,828	4,689
Other assets and notes receivable (net)	6,499	5,794	5,393
Investments in and advances to affiliates	2,206	969	992

	13,568	12,591	11,074
Railcar assets leased to others (net)	29,783	26,399	29,247
Property, plant and equipment:
Land	11,735	11,735	11,735
Land improvements and leasehold improvements	29,378	29,122	28,030
Buildings and storage facilities	95,857	95,892	94,764
Machinery and equipment	123,733	121,911	119,218
Software	4,884	4,771	3,877
Construction in progress	2,632	2,369	5,382

	268,219	265,800	263,006
Less allowances for depreciation and amortization	175,662	172,861	168,155

	92,557	92,939	94,851

	$490,039	$469,218	$479,594

See notes to condensed consolidated financial statements

The Andersons, Inc
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2003	2002	2002
	(As Restated)	(As Restated)	(As Restated)

Current liabilities:
Notes payable	$118,200	$70,000	$128,200
Accounts payable for grain	27,797	75,422	30,727
Other accounts payable	66,719	60,285	54,018
Customer prepayments and deferred income	36,695	20,448	30,248
Accrued expenses	17,498	19,604	17,740
Current maturities of long-term debt	10,281	9,775	7,583

Total current liabilities	277,190	255,534	268,516
Deferred income	1,196	717	105
Other long-term liabilities	317	381	195
Employee benefit plan obligations	12,626	12,198	10,192
Long-term debt, less current maturities	84,481	84,272	92,269
Deferred income taxes	9,479	10,351	9,178

Total liabilities	385,289	363,453	380,455
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	66,723	66,662	66,430
Treasury shares (1,244, 1,258 and 1,113 shares at 3/31/03, 12/31/02 and 3/31/02, respectively; at cost)	(12,552)	(12,558)	(10,154)
Accumulated other comprehensive loss	(723)	(815)	(870)
Unearned compensation	(263)	(73)	(189)
Retained earnings	51,481	52,465	43,838

	104,750	105,765	99,139

	$490,039	$469,218	$479,594

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31

	2003	2002
	(As Restated)	(As Restated)

Sales and merchandising revenues	$238,651	$215,561
Cost of sales and merchandising revenues	205,768	180,546

Gross profit	32,883	35,015
Operating, administrative and general expenses	32,438	32,116
Interest expense	2,303	2,713
Other income	1,129	792

Income (loss) before income taxes and cumulative effect of accounting change	(729)	978
Income tax (benefit) provision	(248)	297

Income (loss) before cumulative effect of accounting change	(481)	681
Cumulative effect of accounting change, net of income tax	—	3,480

Net income (loss)	$(481)	$4,161

Per common share:
Basic earnings
Income (loss) before cumulative effect of accounting change	$(0.07)	$0.09
Cumulative effect of accounting change, net of income tax	—	0.48

Net income (loss)	$(0.07)	$0.57

Diluted earnings
Income (loss) before cumulative effect of accounting change	$(0.07)	$0.09
Cumulative effect of accounting change, net of income tax	—	0.47

Net income (loss)	$(0.07)	$0.56

Dividends paid	$0.07	$0.065

Weighted average shares outstanding-basic	7,181	7,288

Weighted average shares outstanding-diluted	7,181	7,393

See notes to condensed consolidated financial statements.

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31

	2003	2002
	(As Restated)	(As Restated)

Operating Activities
Net income (loss)	$(481)	$4,161
Adjustments to reconcile net income (loss) to cash used in operating activities:
Cumulative effect of accounting change, net of income taxes	—	(3,480)
Depreciation and amortization	3,747	3,512
Gain on sale of property, plant and equipment	(252)	(244)
Realized and unrealized loss on railcars	103	40
Deferred income taxes	(2,124)	(943)
Other	157	132

Cash provided by operations before changes in operating assets and liabilities	1,150	3,178
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,257)	(17,990)
Inventories	7,821	(612)
Prepaid expenses and other assets	(3,189)	(3,369)
Accounts payable for grain	(47,624)	(36,241)
Other accounts payable and accrued expenses	21,273	11,267

Net cash used in operating activities	(39,826)	(43,767)
Investing Activities
Purchases of property, plant and equipment	(2,911)	(2,844)
Purchases of railcars	(4,006)	(1,705)
Proceeds from sale of railcars	5	5,082
Proceeds from sale of property, plant and equipment	535	354
Investment in affiliates	(1,210)	—

Net cash provided by (used in) investing activities	(7,587)	887
Financing Activities
Net increase in short-term borrowings	48,200	45,600
Proceeds from issuance of long-term debt	1,981	19,032
Payments on long-term debt	(1,267)	(20,870)
Change in overdrafts	118	3,100
Proceeds from sale of treasury shares to employees	280	387
Dividends paid	(505)	(474)
Purchase of common shares	(451)	—

Net cash provided by financing activities	48,356	46,775
Increase in cash and cash equivalents	943	3,895
Cash and cash equivalents at beginning of period	6,095	5,697

Cash and cash equivalents at end of period	$7,038	$9,592

See notes to condensed consolidated financial statements.

The Andersons, Inc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2002	$84	$66,431	$(10,687)	$(964)	$(83)	$40,153	$94,934

Net income (as restated)						14,244	14,244
Other comprehensive income :
Cash flow hedge activity				149			149

Comprehensive income (as restated)							14,393
Stock awards, stock option exercises, and other shares issued to employees and directors (132 shares)		231	754		(145)		840
Amortization of unearned compensation					155		155
Purchase of treasury shares (216 shares)			(2,625)				(2,625)
Dividends declared ($.265 per common share)						(1,932)	(1,932)

Balance at December 31, 2002 as restated)	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net loss (as restated)						(481)	(481)
Other comprehensive income
Cash flow hedge activity				92			92

Comprehensive income (as restated)							(389)
Stock awards, stock option exercises, and other shares issued to employees and directors (49 shares)		61	457		(238)		280
Amortization of unearned compensation					48		48
Purchase of treasury shares (35 shares)			(451)				(451)
Dividends declared ($.07 per common share)						(503)	(503)

Balance at March 31, 2003 (as restated)	$84	$66,723	$(12,552)	$(723)	$(263)	$51,481	$104,750

     See notes to condensed consolidated financial statements.

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A –	In connection with a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we concluded that it is appropriate to modify our accounting related to a specific agreement with a third party.

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement with a third party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company previously measured its share of the profits earned in excess of the base-level at the end of each contract year and was recognizing such income over the remaining term of the agreement.

Upon further review and consideration, we have determined that the Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula,” (“EITF Topic D-96”) applies to the Company’s situation, specifically with respect to provisions of Method 2 described therein, which stipulates that revenues recorded under such arrangements should be the amount that would be due under the formula at any point in time as if the contract was terminated at that date.

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our 2002 financial statements was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle at the date of adoption. The following tables present the impact of the restatement adjustments on the Company’s previously reported sales and merchandising revenues, cost of sales and merchandising revenues, gross profit, income before income taxes and cumulative effect of accounting changes, income tax provision, cumulative effect of change in accounting principle, net of income tax provision, and net income for the three months ended March 31, 2003.

	Three Months Ended March 31,2003

Income Statement Caption	As Previously Reported	Adjustments	As Restated

Sales and Merchandising Revenues (b)	$237,911	$740	$238,651
Gross profit (a)	34,208	(1,325)	32,883
Income before income taxes and cumulative effect of accounting change	596	(1,325)	(729)
Income tax expense	207	(455)	(248)
Net income	$389	$(870)	$(481)

	Three Months Ended March 31, 2002

Income Statement Caption	As Previously Reported	Adjustments	As Restated

Sales and Merchandising Revenues (b)	$214,831	$730	$215,561
Gross profit (a)	36,349	(1,334)	35,015
Income before income taxes and cumulative effect of accounting change	2,312	(1,334)	978
Income tax expense	703	(406)	297
Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480
Net income	$1,609	$2,552	$4,161

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the June 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, and had no impact on net income or shareholders’ equity.

(b)	Upon adoption of EITF Topic D-96, the Company has reclassified the current period impact to gross profit of the marketing agreement as a component of sales and merchandising revenues rather than cost of sales. Previously the Company considered the marketing agreement impact as an adjustment to its cost of grain rather than to as an adjustment to sales and merchandising revenues and therefore had included the impact in its cost of sales. Prior periods have been reclassified to conform to this presentation.

	March 31, 2003

Balance Sheet Caption	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$4,287	$(78)	$4,209
Customer prepayments and deferred income	36,892	(197)	36,695
Accrued Expenses	17,434	64	17,498
Retained earnings	51,426	55	51,481

	December 31, 2002

Balance Sheet Caption	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$3,491	$(597)	$2,894
Customer prepayments and deferred income	21,970	(1,522)	20,448
Retained earnings	51,540	925	52,465

	March 31, 2002

	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$4,733	$(1,170)	$3,563
Customer prepayments and deferred income	33,512	(3,264)	30,248
Deferred income	861	(756)	105
Long-term deferred income tax liability	8,880	298	9,178
Retained earnings	41,286	2,552	43,838

All information within this Quarterly Report on Form 10-Q/A has been updated for the above restatement and reclassifications.

Note B–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2002 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2002.

Note C–	Certain amounts in the balance sheet as of March 31, 2002 and statement of cash flows for the three-month period ended March 31, 2002 have been reclassified to conform to the March 31, 2003 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the 2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note D–	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance on identification of a variable interest entity (“VIE”) and on determination of whether the VIE should be consolidated in an enterprise’s financial statements. In general, an enterprise deemed to be the primary beneficiary of a VIE is required to consolidate the VIE. FIN No. 46 is effective immediately for any new VIE established after January 31, 2003 and must be adopted for any pre-existing VIEs at the beginning of the Company’s fourth quarter.

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

Note E–	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the additional after-tax expense relating to stock options would have been $0.2 million in the first quarters of both 2003 and 2002. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with our restricted stock award plan and was less than $0.1 million in both periods.

	Three Months Ended March 31

(in thousands)	2003	2002
	(As Restated)	(As Restated)

Stock compensation expense, as reported	$48	$39
Stock compensation expense, pro forma	265	212
Net income (loss), as reported	(481)	4,161
Net income (loss), pro forma	(746)	3,949
Basic earnings per share
Net income (loss), as reported	(0.07)	0.57
Net income (loss), pro forma	(0.10)	0.54
Diluted earnings per share
Net income (loss), as reported	(0.07)	0.56
Net income (loss), pro forma	(0.10)	0.53

Note F– Segment Information

Results of Operations – Segment Disclosures
(in thousands)

First Quarter 2003	Agriculture	Processing	Rail	Retail	Other	Total
Revenues from external customers (b)	$149,905	$52,420	$4,382	$31,944	$—	$238,651
Inter-segment sales	3,441	440	243	—	—	4,124
Other income	571	203	50	138	167	1,129
Interest expense (credit)(a)	1,453	577	232	369	(328)	2,303
Operating income (loss) (b)	(1,032)	3,739	304	(2,623)	(1,117)	(729)
Identifiable assets (b)	260,668	102,402	38,737	61,039	27,193	490,093
First Quarter 2002 Revenues from external customers (b)	$135,570	$40,981	$4,160	$34,850	$—	$215,561
Inter-segment sales	3,258	421	230	—	—	3,909
Other income	267	123	3	119	280	792
Interest expense (credit)(a)	1,593	695	327	402	(304)	2,713
Operating income (loss) (b)	1,190	2,418	380	(1,739)	(1,271)	978
Identifiable assets (b)	247,395	98,526	41,216	61,782	30,675	479,594

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

(b)	Restated – See below and Note A on page 9.

		Three Months Ended March 31, 2003
		As Previously
Caption	Segment	Reported	Adjustments	As Restated
Sales and merchandising revenues (1)	Agriculture	$149,193	$712	$149,905
Operating income	Agriculture	293	(1,325)	(1,032)

		Three Months Ended March 31, 2002
		As Previously
		Reported	Adjustments	As Restated
Sales and merchandising revenues (1)	Agriculture	$134,840	$730	$135,570
Operating income	Agriculture	2,524	(1,334)	1,190

		As of March 31, 2003
		As Previously
		Reported	Adjustments	As Restated
Identifiable assets	Other	$27,271	$(78)	$27,193

		As of March 31, 2002
		As Previously
		Reported	Adjustments	As Restated
Identifiable assets	Other	$31,845	$(1,170)	$30,675

(1)  Upon adoption of EITF Topic –D-96, the company has reclassified the current period impact to gross profit of the marketing agreement as a component of sales and merchandising revenues rather than cost of sales. Previously the Company considered the marketing agreement impact as an adjustment to its cost of grain rather than as an adjustment to sales and merchandising revenues and therefore had included the impact in its cost of sales. Prior periods have been reclassified to conform to this presentation.

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

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement with a third party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company previously measured its share of the profits earned in excess of the base-level at the end of each contract year and was recognizing such income over the remaining term of the agreement.

Upon further review and consideration, we have determined that the Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula,” (“EITF Topic D-96”) applies to the Company’s situation, specifically with respect to provisions of Method 2 described therein, which stipulates that revenues recorded under such arrangements should be the amount that would be due under the formula at any point in time as if the contract was terminated at that date.

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our 2002 financial statements was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle at the date of adoption. The following tables present the impact of the restatement adjustments on the Company’s previously reported sales and merchandising revenues, cost of sales and merchandising revenues, gross profit, income before income taxes and cumulative effect of accounting changes, income tax provision, cumulative effect of change in accounting principle, net of income tax provision, and net income for the three months ended March 31, 2003.

	Three Months Ended March 31,2003

Income Statement Caption	As Previously Reported	Adjustments	As Restated

Sales and Merchandising Revenues (b)	$237,911	$740	$238,651
Gross profit (a)	34,208	(1,325)	32,883
Income before income taxes and cumulative effect of accounting change	596	(1,325)	(729)
Income tax expense	207	(455)	(248)
Net income	$389	$(870)	$(481)

	Three Months Ended March 31, 2002

Income Statement Caption	As Previously Reported	Adjustments	As Restated

Sales and Merchandising Revenues (b)	$214,831	$730	$215,561
Gross profit (a)	36,349	(1,334)	35,015
Income before income taxes and cumulative effect of accounting change	2,312	(1,334)	978
Income tax expense	703	(406)	297
Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480
Net income	$1,609	$2,552	$4,161

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the June 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, and had no impact on net income or shareholders’ equity.

(b)	Upon adoption of EITF Topic D-96, the Company has reclassified the current period impact to gross profit of the marketing agreement as a component of sales and merchandising revenues rather than cost of sales. Previously the Company considered the marketing agreement impact as an adjustment to its cost of grain rather than to as an adjustment to sales and merchandising revenues and therefore had included the impact in its cost of sales. Prior periods have been reclassified to conform to this presentation.

	March 31, 2003

Balance Sheet Caption	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$4,287	$(78)	$4,209
Customer prepayments and deferred income	36,892	(197)	36,695
Accrued Expenses	17,434	64	17,498
Retained earnings	51,426	55	51,481

	December 31, 2002

Balance Sheet Caption	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$3,491	$(597)	$2,894
Customer prepayments and deferred income	21,970	(1,522)	20,448
Retained earnings	51,540	925	52,465

	March 31, 2002

	As Previously Reported	Adjustments	As Restated

Current deferred income tax asset	$4,733	$(1,170)	$3,563
Customer prepayments and deferred income	33,512	(3,264)	30,248
Deferred income	861	(756)	105
Long-term deferred income tax liability	8,880	298	9,178
Retained earnings	41,286	2,552	43,838

All information within this Quarterly Report on Form 10-Q/A has been updated for the above restatement and reclassifications.

Comparison of the three months ended March 31, 2003 with the three months ended March 31, 2002:

Sales and merchandising revenues for the three months ended March 31, 2003 totaled $238.7 million, an increase of $23.1 million, or 11%, from the first quarter of 2002. Sales in the Agriculture Group were up $17.2 million, or 14%. Grain sales were up $13.4 million, or 13%, due to a 32% increase in the average price per bushel sold partially offset by a 14% decrease in volume. This volume decrease occurred because increased demand for grain after last fall’s poor harvest caused the Company to sell and ship grain in the fourth quarter that it would normally have shipped in 2003. This increased demand has lowered the overall grain stocks worldwide and created the higher prices that are encouraging producers to increase plantings in 2003. Sales of fertilizer in the plant nutrient division were up $3.8 million, or 16%, due to a 7% increase in tons sold and a 9% increase in the weighted average price per ton sold.

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

Gross profit for the first quarter of 2003 totaled $32.9 million for the Company, a decrease of $2.1 million, or 6%, from the first quarter of 2002. The Agriculture Group had a $2.3 million, or 14%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a slight reduction in gross profit on grain sales, partially offset by a $1.0 million increase in gross profit on sales in our Plant Nutrient Division. The fertilizer gross profit increase resulted from both the volume increase mentioned previously and a 17% increase in gross profit per ton sold.

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

Gross profit in the Retail Group decreased $0.6 million, or 6%, from the first quarter of 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the product mix.

Operating, administrative and general expenses for the first quarter of 2003 totaled $32.4 million, a $0.3 million, or 1%, increase from the first quarter of 2002. Full-time employees decreased 2% from the first quarter of 2002. Benefit costs increased by $0.4 million due primarily to the increased cost of providing pension plans.

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

As a result of the above, the pretax loss of $0.7 million for the first quarter of 2003 was $1.7 million worse than the pretax income of $1.0 million recognized in the first quarter of 2002. An income tax benefit of $0.2 million was provided at an expected effective annual rate of 34.0%. In the first quarter of 2002, income tax expense was provided at 30.4%. The Company’s actual 2002 effective tax rate was 32.8%. The current 2003 effective tax rate of 34.0% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

The Company also recorded a cumulative effect adjustment upon the adoption of EITF Topic D-96 ($3.5 million after tax) in the first quarter of 2002. This cumulative effect adjustment reversed the December 31, 2001 balance of $5.4 million of deferred income that, under EITF Topic D-96, the Company earned as of January 1, 2002. There was no comparable adjustment in the first quarter of 2003. As a result of the above, the first quarter 2003 net loss was $4.6 million lower than the first quarter 2002 net income of $4.2 million. The basic and diluted loss per share of $0.07 for the first quarter of 2003 compares to basic and diluted income per share of $0.57 and $0.65, respectively, in the first quarter of 2002.

Liquidity and Capital Resources

The Company’s operations used cash of $39.8 million in the first three months of 2003, a reduction of cash used of $3.9 million from the same period in 2002. Net working capital at March 31, 2003 was $76.9 million, a $4.9 million decrease from December 31, 2002 and a $1.0 million increase from the March 31, 2002 working capital.

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

The following table describes the railcar and locomotive positions at March 31, 2003.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	106
Owned-railcar assets leased to others	On balance sheet – non-current	2,423
Railcars leased from financial intermediaries	Off balance sheet	1,743
Railcars – non-recourse arrangements	Off balance sheet	1,475

Total Railcars		5,747

Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	21

Total Locomotives		51

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

Marketing Agreement The Company has negotiated a marketing agreement that covers certain of its grain facilities (certain of which are leased from Cargill). Under this five-year agreement (which began in June 1998 and expires in May 2003), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities includes a base-level income guarantee and equal sharing of income over that base level. There is also a look-back provision that places at risk any income in excess of the base level for the term of the agreement upon the occurrence of certain circumstances. Measurement of this threshold is made on a cumulative basis and cash is paid to (received from) Cargill at each contract year end. Prior to 2002, the Company has recognized in income the base level guarantee amount for each year of the agreement and spreads its share of the amount in excess of the base level on a pro rata basis over all future periods covered by the agreement. As referenced in the discussion titled Restatement of Previously Issued Financial Statements, the Company changed its method of accounting and beginning in 2002, recognizes its pro-rata share of income to date at each month-end and accrues for any payment to (or receipt of cash from) Cargill in accordance with Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula.”

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

Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These internal controls are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board’s Audit Committee, which is composed entirely of independent directors, meets regularly with management, internal auditors and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

There were no significant changes in internal controls subsequent to the date of the Certifying Officers’ evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: October 29, 2003	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date: October 29, 2003	By /s/Richard R. George Richard R. George Vice President, Controller and CIO (Principal Accounting Officer)

Date: October 29, 2003	By /s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)