Form 10-Q
period 2003-09-30
ANDERSONS INC
filed 2003-11-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The registrant had 7.2 million common shares outstanding, no par value, at November 1, 2003.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2003	2002	2002
		(Restated)	(Restated)

Current assets:

Cash and cash equivalents	$3,964	$6,095	$7,835

Accounts and notes receivable:

Trade receivables (net)	56,301	59,800	45,457

Margin deposits	14,791	—	18,702

	71,092	59,800	64,159

Inventories:

Grain	82,175	156,742	108,668

Agricultural fertilizer and supplies	34,076	25,699	29,325

Lawn and garden fertilizer and corncob products	33,246	42,947	28,121

Railcar repair parts	2,006	1,455	775

Retail merchandise	32,198	29,076	33,628

Other	348	356	730

	184,049	256,275	201,247

Railcars available for sale	1,554	550	2,315

Deferred income taxes	4,574	2,894	4,156

Prepaid expenses and other current assets	10,666	11,675	6,930

Total current assets	275,899	337,289	286,642

Other assets:

Pension asset	6,283	5,828	5,054

Other assets and notes receivable (net)	6,322	5,794	5,686

Investments in and advances to affiliates	2,310	969	969

	14,915	12,591	11,709

Railcar assets leased to others (net)	26,979	26,399	25,435

Property, plant and equipment:

Land	11,735	11,735	11,735

Land improvements and leasehold improvements	29,501	29,122	28,880

Buildings and storage facilities	97,012	95,892	95,833

Machinery and equipment	122,774	121,911	121,804

Software	5,014	4,771	4,152

Construction in progress	3,685	2,369	2,729

	269,721	265,800	265,133

Less allowances for depreciation and amortization	178,005	172,861	172,094

	91,716	92,939	93,039

	$409,509	$469,218	$416,825

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2003	2002	2002
		(Restated)	(Restated)

Current liabilities:

Notes payable	$80,000	$70,000	$80,000

Accounts payable for grain	19,853	75,422	25,723

Other accounts payable	55,766	60,285	63,516

Customer prepayments and deferred income	12,541	20,448	5,719

Accrued expenses	18,130	19,604	21,589

Current maturities of long-term debt	6,983	9,775	9,244

Total current liabilities	193,273	255,534	205,791

Deferred income	1,146	717	549

Other long-term liabilities	308	381	391

Employee benefit plan obligations	13,705	12,198	11,952

Long-term debt, less current maturities	83,241	84,272	84,961

Deferred income taxes	8,946	10,351	7,920

Total liabilities	300,619	363,453	311,564

Shareholders’ equity:

Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84

Additional paid-in capital	66,893	66,662	66,638

Treasury shares (1,282, 1,258 and 1,096 shares at 9/30/03, 12/31/02 and 9/30/02, respectively; at cost)	(13,317)	(12,558)	(10,501)

Accumulated other comprehensive loss	(530)	(815)	(1,432)

Unearned compensation	(167)	(73)	(112)

Retained earnings	55,927	52,465	50,584

	108,890	105,765	105,261

	$409,509	$469,218	$416,825

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine Months ended
	September 30		September 30

	2003	2002	2003	2002
		(Restated)		(Restated)

Sales and merchandising revenues	$253,027	$204,868	$803,828	$721,430

Cost of sales and merchandising revenues	222,789	171,089	692,978	603,717

Gross profit	30,238	33,779	110,850	117,713

Operating, administrative and general expenses	33,748	34,188	101,055	101,523

Interest expense	1,603	2,042	6,119	7,328

Other income	1,519	734	3,816	2,364

Income (loss) before income taxes and cumulative effect of accounting change	(3,594)	(1,717)	7,492	11,226

Income tax expense (benefit)	(1,245)	(1,087)	2,529	2,847

Income (loss) before cumulative effect of accounting change	(2,349)	(630)	4,963	8,379

Cumulative effect of accounting change, net of income taxes	—	—	—	3,480

Net income (loss)	$(2,349)	$(630)	$4,963	$11,859

Per common share:

Basic earnings (loss) per share:

Income (loss) before cumulative effect of accounting change	$(0.33)	$(0.09)	$0.70	$1.14

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	0.48

Net income (loss)	$(0.33)	$(0.09)	$0.70	$1.62

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of accounting change	$(0.33)	$(0.09)	$0.68	$1.12

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	0.46

Net income (loss)	$(0.33)	$(0.09)	$0.68	$1.58

Dividends paid	$0.07	$0.065	$0.21	$0.195

Weighted average shares outstanding-basic	7,106	7,319	7,139	7,302

Weighted average shares outstanding-diluted	7,106	7,319	7,311	7,499

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30

	2003	2002
		(Restated)

Operating Activities

Net income	$4,963	$11,859

Adjustments to reconcile net income to cash provided by operating activities:

Cumulative effect of accounting change, net of income tax	—	(3,480)

Depreciation and amortization	11,416	10,623

Gain on sale of property, plant and equipment	(287)	(281)

Realized and unrealized loss on railcars	(796)	24

Deferred income taxes	(3,085)	(2,794)

Other	361	(350)

Cash provided by operations before changes in operating assets and liabilities	12,572	15,601

Changes in operating assets and liabilities:

Accounts and notes receivable	(8,147)	(9,255)

Inventories	72,226	37,044

Prepaid expenses and other assets	77	5,461

Accounts payable for grain	(55,569)	(41,245)

Other accounts payable and accrued expenses	(12,834)	(1,663)

Net cash provided by operating activities	8,325	5,943

Investing Activities

Purchases of property, plant and equipment	(8,006)	(6,918)

Purchases of railcars	(16,865)	(7,113)

Proceeds from sale of railcars	10,252	14,833

Proceeds from sale of property, plant and equipment	587	405

Investment in affiliates	(1,183)	—

Net cash (used in) provided by investing activities	(15,215)	1,207

Financing Activities

Net increase (decrease) in short-term borrowings	10,000	(2,600)

Proceeds from issuance of long-term debt	2,789	20,229

Payments on long-term debt	(6,612)	(27,714)

Change in overdrafts	856	6,254

Proceeds from sale of treasury shares to employees	478	653

Dividends paid	(1,508)	(1,428)

Purchase of common shares	(1,244)	(406)

Net cash provided by (used in) financing activities	4,759	(5,012)

Increase (decrease) in cash and cash equivalents	(2,131)	2,138

Cash and cash equivalents at beginning of period	6,095	5,697

Cash and cash equivalents at end of period	$3,964	$7,835

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
						(Restated)	(Restated)

Balance at January 1, 2002	$84	$66,431	$(10,687)	$(964)	$(83)	$40,153	$94,934

Net income before cumulative effect of accounting change						10,764	10,764

Cumulative effect of accounting change, net of tax						3,480	3,480

Other comprehensive income:

Cash flow hedge activity				149			149

Comprehensive income							14,393

Stock awards, stock option exercises, and other shares issued to employees and directors (132 shares)		231	754		(145)		840

Amortization of unearned compensation					155		155

Purchase of treasury shares (216 shares)			(2,625)				(2,625)

Dividends declared ($.265 per common share)						(1,932)	(1,932)

Balance at December 31, 2002	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net income						4,963	4,963

Other comprehensive income:

Cash flow hedge activity				285			285

Comprehensive income							5,248

Stock awards, stock option exercises, and other shares issued to employees and directors (76 shares)		231	485		(238)		478

Amortization of unearned compensation					144		144

Purchase of treasury shares (100 shares)			(1,244)				(1,244)

Dividends declared ($.21 per common share)						(1,501)	(1,501)

Balance at September 30, 2003	$84	$66,893	$(13,317)	$(530)	$(167)	$55,927	$108,890

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A –	Restatement of Previously Issued Financial Statements

In connection with a review of our periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we concluded that it is appropriate to modify our accounting related to a specific agreement with a third party.

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement (ending May 2003) with a third party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company previously measured its share of the profits earned in excess of the base-level at the end of each contract year and was recognizing such income over the remaining term of the agreement.

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

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our 2002 financial statements was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle at the date of adoption. The following tables present the impact of the restatement adjustments on the Company’s previously reported sales and merchandising revenues, cost of sales and merchandising revenues, gross profit, income (loss) before income taxes and cumulative effect of accounting change, income tax expense (benefit), cumulative effect of change in accounting principle, net of income taxes, and net income (loss) for the three months and nine months ended September 30, 2002.

	Three Months Ended September 30, 2002

	As Previously
Income Statement Caption	Reported	Adjustments	As Restated

Sales and merchandising revenues (b)	$204,722	$146	$204,868

Cost of sales and merchandising revenues (a)	169,887	1,202	171,089

Gross profit (a)	34,835	(1,056)	33,779

Loss before income taxes and cumulative effect of accounting change	(661)	(1,056)	(1,717)

Income tax benefit	(577)	(510)	(1,087)

Net loss	$(84)	$(546)	$(630)

	Nine Months Ended September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Sales and merchandising revenues (b)	$720,651	$779	$721,430

Cost of sales and merchandising revenues (a)	599,926	3,791	603,717

Gross profit (a)	120,725	(3,012)	117,713

Income before income taxes and cumulative effect of accounting change	14,238	(3,012)	11,226

Income tax expense	3,953	(1,106)	2,847

Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480

Net income	$10,285	$1,574	$11,859

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the September 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” and had no impact on net income or shareholders’ equity.

(b)	Upon adoption of EITF Topic D-96, the Company has reclassified the current period impact to gross profit of the marketing agreement as a component of sales and merchandising revenues rather than cost of sales. Previously the Company considered the marketing agreement impact as an adjustment to its cost of grain rather than as an adjustment to sales and merchandising revenues and therefore had included the impact in its cost of sales. Prior periods have been reclassified to conform to this presentation.

The following tables present a summary of the effects of the restatement on our unaudited condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002:

	December 31, 2002

	As Previously
Balance Sheet Caption	Reported	Adjustments	As Restated

Current deferred income tax asset	$3,491	$(597)	$2,894

Customer prepayments and deferred income	21,970	(1,522)	20,448

Retained earnings	51,540	925	52,465

	September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Current deferred income tax asset	$4,924	$(768)	$4,156

Customer prepayments and deferred income	8,061	(2,342)	5,719

Retained earnings	49,010	1,574	50,584

Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 was filed on October 24, 2003 and an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 was filed on October 29, 2003.

Note B –	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments include the effect of the restatement discussed in Note A as well as normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of September 30, 2002 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2002.

Certain amounts in the balance sheet as of September 30, 2002 have been reclassified to conform to the September 30, 2003 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented. These reclassifications were initially recorded for the

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

Management is in the process of evaluating its lease agreements, equity investments and other arrangements to determine whether any of these arrangements involve a VIE or, if a VIE exists, whether the Company is the primary beneficiary of the VIE. Based on the results of our review to-date, we do not believe that there will be any material impact of this statement on the consolidated financial statements.

In January 2003, the Emerging Issues Task Force of the FASB (“EITF”) published Issue Number 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue is effective for revenue arrangements entered into in the Company’s 2003 third quarter and future periods. The adoption of this statement was not material to the Company’s consolidated financial statements.

Note D –	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the additional after-tax expense relating to stock options would have been less than $0.1 million in the third quarters of both 2003 and 2002. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with our restricted stock award plan and was less than $0.1 million in both periods.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except for per share data)
	2003	2002	2003	2002
		(Restated)		(Restated)

Stock compensation expense, as reported	$48	$39	$144	$117

Stock compensation expense, pro forma	112	87	489	385

Net income (loss), as reported	(2,349)	(630)	4,963	11,859

Net income (loss), pro forma	(2,413)	(678)	4,618	11,591

Basic earnings per share

Net income (loss), as reported	(0.33)	(0.09)	0.70	1.62

Net income (loss), pro forma	(0.34)	(0.09)	0.65	1.59

Diluted earnings per share

Net income (loss), as reported	(0.33)	(0.09)	0.68	1.58

Net income (loss), pro forma	(0.34)	(0.09)	0.63	1.55

Note E –	Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and restricted shares.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002
		(Restated)		(Restated)

Weighted average shares outstanding – basic	7,106	7,319	7,139	7,302

Restricted shares and shares contingently issuable upon exercise of options	—	—	172	197

Weighted average shares outstanding – diluted	7,106	7,319	7,311	7,499

Diluted earnings per common share excludes the impact of 919 thousand options for the quarter ended September 30, 2003 as such options were antidilutive. For the nine months ended September 30, 2003, there were no antidilutive options. Diluted earnings per common share excludes the impact of 918 thousand and 137 thousand employee stock options for the quarter and nine months ended September 30, 2002, respectively, as such options were antidilutive

Note F –	Segment Information

Results of Operations – Segment Disclosures (as restated)
(in thousands)

	Agriculture	Processing	Rail	Retail	Other	Total

Third Quarter 2003

Revenues from external customers	$178,376	$23,522	$9,252	$41,877	$—	$253,027

Inter-segment sales	5,353	149	215	—	—	5,717

Other income	647	464	128	156	124	1,519

Interest expense (credit)(a)	1,130	420	236	308	(491)	1,603

Operating income (loss)	(2,828)	(1,139)	693	(65)	(255)	(3,594)

Identifiable assets	213,574	68,375	41,955	59,028	26,577	409,509

Third Quarter 2002

Revenues from external customers	$138,531	$20,466	$5,119	$40,752	$—	$204,868

Inter-segment sales	2,448	92	203	—	—	2,743

Other income	340	63	24	173	134	734

Interest expense (credit) (a)	1,397	493	237	397	(482)	2,042

Operating income (loss) (b)	188	(1,358)	733	(60)	(1,220)	(1,717)

Identifiable assets (b)	231,190	61,082	35,385	61,682	27,486	416,825

Nine months to date, 2003

Revenues from external customers	$536,044	$113,072	$26,315	$128,397	$—	$803,828

Inter-segment sales	10,775	998	689	—	—	12,462

Other income	1,705	782	213	689	427	3,816

Interest expense (credit)(a)	3,804	1,450	702	1,005	(842)	6,119

Operating income (loss)	4,034	2,567	2,373	1,574	(3,056)	7,492

Nine months to date, 2002

Revenues from external customers	$483,201	$93,730	$13,335	$131,164	$—	$721,430

Inter-segment sales	7,301	1,047	658	—	—	9,006

Other income	827	352	57	547	581	2,364

Interest expense (credit)(a)	4,106	1,810	827	1,173	(588)	7,328

Operating income (loss) (b)	10,278	947	1,253	2,508	(3,760)	11,226

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.
(b)	Restated — See below and Note A

	Three Months Ended September 30, 2002

	As Previously
Operating income (loss)	Reported	Adjustments	As Restated

Agriculture	$1,244	$(1,056)	$188

Processing	(1,358)	—	(1,358)

Rail	733	—	733

Retail	(60)	—	(60)

Other	(1,220)	—	(1,220)

Operating income (loss)	$(661)	$(1,056)	$(1,717)

	Nine Months Ended September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Agriculture	$13,290	$(3,012)	$10,278

Processing	947	—	947

Rail	1,253	—	1,253

Retail	2,508	—	2,508

Other	(3,760)	—	(3,760)

Operating income (loss)	$14,238	$(3,012)	$11,226

Identifiable Assets	September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Agriculture	$231,190	$—	$231,190

Processing	61,082	—	61,082

Rail	35,385	—	35,385

Retail	61,682	—	61,682

Other (a)	28,254	(768)	27,486

Total identifiable assets	$417,593	$(768)	$416,825

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the September 30, 2003 presentation. These reclassifications had no impact on net income or shareholders’ equity, were initially recorded for the 2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

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

As previously disclosed, certain of the Company’s agriculture facilities are subject to a five-year marketing agreement (ending May 2003) with a third party that provides for a base level of income and equal sharing of profits earned over the base level. The Company’s share of profits is calculated annually under the marketing agreement based on a formula that recognizes the base level income as revenue on a pro-rata basis over the term of the agreement. The Company previously measured its share of the profits earned in excess of the base-level at the end of each contract year and was recognizing such income over the remaining term of the agreement.

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

Upon review of the impact of the adjustments necessary to comply with the requirements of EITF Topic D-96, which became effective for the Company as of January 1, 2002, we concluded that restating our 2002 financial statements was appropriate. The transition provisions of EITF Topic D-96 require the impact of the change in accounting to be presented as a cumulative effect of a change in accounting principle at the date of adoption. The following tables present the impact of the restatement adjustments on the Company’s previously reported sales and merchandising revenues, cost of sales and merchandising revenues, gross profit, income (loss) before income taxes and cumulative effect of accounting change, income tax expense (benefit), cumulative effect of change in accounting principle, net of income taxes, and net income (loss) for the three months and nine months ended September 30, 2002.

	Three Months Ended September 30, 2002

Income Statement Caption	As Previously
	Reported	Adjustments	As Restated

Sales and merchandising revenues (b)	$204,722	$146	$204,868

Cost of sales and merchandising revenues (a)	169,887	1,202	171,089

Gross profit (a)	34,835	(1,056)	33,779

Loss before income taxes and cumulative effect of accounting change	(661)	(1,056)	(1,717)

Income tax benefit	(577)	(510)	(1,087)

Net loss	$(84)	$(546)	$(630)

	Nine Months Ended September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Sales and merchandising revenues (b)	$720,651	$779	$721,430

Cost of sales and merchandising revenues (a)	599,926	3,791	603,717

Gross profit (a)	120,725	(3,012)	117,713

Income before income taxes and cumulative effect of accounting change	14,238	(3,012)	11,226

Income tax expense	3,953	(1,106)	2,847

Cumulative effect of change in accounting principle, net of income taxes	—	3,480	3,480

Net income	$10,285	$1,574	$11,859

(a)	Periods presented “As Previously Reported” include reclassifications made to conform to the September 30, 2003 presentation. These reclassifications related to the adoption of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” and had no impact on net income or shareholders’ equity.

(b)	Upon adoption of EITF Topic D-96, the Company has reclassified the current period impact to gross profit of the marketing agreement as a component of sales and merchandising revenues rather than cost of sales. Previously the Company considered the marketing agreement impact as an adjustment to its cost of grain rather than as an adjustment to sales and merchandising revenues and therefore had included the impact in its cost of sales. Prior periods have been reclassified to conform to this presentation. The following tables present a summary of the effects of the restatement on our unaudited condensed Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002:

	December 31, 2002

	As Previously
Balance Sheet Caption	Reported	Adjustments	As Restated

Current deferred income tax asset	$3,491	$(597)	$2,894

Customer prepayments and deferred income	21,970	(1,522)	20,448

Retained earnings	51,540	925	52,465

	September 30, 2002

	As Previously
	Reported	Adjustments	As Restated

Current deferred income tax asset	$4,924	$(768)	$4,156

Customer prepayments and deferred income	8,061	(2,342)	5,719

Retained earnings	49,010	1,574	50,584

Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 was filed on October 24, 2003 and an amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 was filed on October 29, 2003.

Comparison of the three months ended September 30, 2003 with the three months ended September 30, 2002, as restated:

Sales and merchandising revenues for the three months ended September 30, 2003 totaled $253.0 million, an increase of $48.2 million, or 24%, from the third quarter of 2002. Sales in the Agriculture Group were up $43.9 million, or 34%. Grain sales were up $39.8 million, or 38%, due to a 24% increase in volume in addition to an 11% increase in the average price per bushel sold. This volume increase resulted primarily from sales of wheat. The increased prices reflect increased demand for corn and soybeans after last fall’s poor harvest as well as changes in the mix of grain sold by the Company (when compared to last year). Sales of fertilizer in the plant nutrient division were up $4.1 million, or 16%, due to a 3% increase in the weighted average price per ton sold in addition to a 12% increase in volume. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although price increases may also drive decreases in volume.

Merchandising revenues in the Agriculture Group were down $4.0 million, or 53%, almost solely due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation / depreciation in the value of grain owned. Grain inventories on hand at September 30, 2003 were 29.0 million bushels, of which 6.1 million bushels were stored for others. This compares to 32.7 million bushels on hand at September 30, 2002, of which 5.7 million bushels were stored for others.

The reduction in grain space income is expected to continue at least until completion of this fall’s harvest in the fourth quarter. Bushels received from the wheat harvest (which occurs in the month of July) have doubled that of last year. With a good harvest of corn and soybeans this fall in the Company’s primary markets, the Company would expect to end the year with a higher volume of grain in storage and / or moved through the Company’s facilities. This could lead to higher storage income. The Company cautions, however, that a high volume of grain harvested does not assure higher storage income, which is also dependent on prices in the futures market, among other factors.

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

On July 31, 2003, the Company announced its intent to purchase the outstanding shares of Agrico Canada Ltd/Lte. Negotiations for this purchase were discontinued in October when the Company and the owners of Agrico Canada Ltd/Lte could not reach agreement on a definitive purchase agreement.

On October 9, 2003, the Company announced its intent to purchase the inventory of Farmer’s Elevator Co-operative of Oakville and lease and operate the facility under a short-term lease. In addition, and subject to completion of due diligence and a definitive purchase agreement as well as approval by the Company’s Board of Directors, the Company is negotiating a purchase of the facility expected to be completed in December 2003.

The Processing Group had a $3.1 million, or 15%, increase in sales resulting primarily from a 9% increase in the average price per ton sold in addition to a 9% increase in volume. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 2% and sales were up 9% in the third quarter of 2003 as compared to 2002 due primarily to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a manufacturer of private label products and also manufacture our own brands, sales were up 56% resulting from a volume increase of 20% and an increase in the average price per ton of 21%. The cob-based businesses, a much smaller component of the Processing Group, had a 9% increase in sales primarily due to a 7% increase in volume.

The Rail Group had a $4.1 million, or 81%, increase in sales. Sales of railcars were up $4.2 million and revenue from the leased fleet was up $0.1 million. There were no significant sales of railcars during the third quarter of 2002. The railcar repair and fabrication shops had a $0.2 million sales decrease. A significant order for railcar components should keep both shops busy through the remainder of 2003. Railcars under management at September 30, 2003 were 6,085 compared to 5,576 under management at September 30, 2002. The railcar utilization rate (railcars under management in lease service) increased from 85% to 89% over that same period. The Company also increased its locomotives under management from 51 at September 30, 2002 to 74 at September 30, 2003.

The Company is continuing to evaluate an opportunity it announced on March 11, 2003 whereby it would manage approximately 11,250 railcars and 50 locomotives for several new entities in which the Company would hold a minority interest. Finalization of the transaction is dependent on due diligence and the new entities obtaining debt and equity financing.

The Retail Group had a $1.1 million, or 3%, increase in same-store sales in the third quarter of 2003 when compared to the third quarter of 2002. All but one of the six stores showed increases. We are competing against significant new competitors in the Toledo market. A positive development has been increased sales growth in the specialty food and wine departments that are adjacent to the third party meat markets we had in three of our six stores during the quarter. A third party meat market was opened in a fourth store in late October.

Gross profit for the third quarter of 2003 totaled $30.2 million for the Company, a decrease of $3.5 million, or 10%, from the third quarter of 2002. The Agriculture Group had a $3.7 million, or 25%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously, partially offset by a $0.3 million increase in gross profit on sales in our plant nutrient division. The plant nutrient division’s expansion into specialty and industrial products (which earn higher margins than traditional fertilizers) has helped to maintain the overall gross profit per ton, but the division realized a slight 3% decrease in gross profit per ton sold in the quarter.

Gross profit for the Processing Group decreased $0.6 million, or 11%. Decreases in gross profit resulted from an increased cost per ton that rose faster than the increased selling price per ton mentioned previously. The increased cost per ton resulted primarily from increased cost of raw materials, primarily nitrogen.

Gross profit in the Rail Group increased $0.6 million, or 23%. This increase was due to $0.4 million of increased gross profit on manufacturing and installation of railcar components in the fabrication and rail repair shops. The net lease fleet income increased slightly with an improvement in the utilization rates of cars available for lease service. Lease rates have begun to rebound slowly and this, combined with more cars in service, has helped to increase the gross profit on leased cars.

Gross profit in the Retail Group increased $0.2 million, or 2%, from the third quarter of 2002. This was due to the increase in sales discussed previously, partially offset by a slight decrease in margins.

Operating, administrative and general expenses for the third quarter of 2003 totaled $33.7 million, a $0.4 million, or 1%, decrease from the third quarter of 2002. Full-time employees decreased 1% from the third quarter of 2002. Expense related to performance incentives and bonuses decreased by $0.7 million due primarily to lower performance in certain operating units and some restructuring of postretirement benefit plans effective in the fourth quarter of 2002. The Company has also experienced a reduction in insurance costs after several years of cost increases and has closely managed its spending on maintenance in the quarter. Increases were felt in professional and contract services relative to increased use of contract employees and expenses relating to discontinued acquisitions and corporate governance.

Interest expense for the third quarter of 2003 was $1.6 million, a $0.4 million, or 22%, decrease from 2002. Average 2003 daily short-term borrowings were 9% lower than the third quarter of 2002 and the average short-term interest rate decreased from 3.08% for the third quarter of 2002 to 1.83% for the third quarter of 2003.

As a result of the above, the pretax loss of $3.6 million for the third quarter of 2003 was double the pretax loss of $1.7 million recognized in the third quarter of 2002. An income tax benefit of $1.2 million was provided at a rate of 34.6%. In the third quarter of 2002, an income tax benefit was provided to achieve a full year expected effective rate of 25.4%, excluding the impact of the cumulative effect adjustment. The Company’s actual 2002 full-year effective tax rate was 32.7%. The current 2003 effective tax rate of 33.8% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

As a result of the above, the third quarter 2003 net loss was $1.7 million lower than the third quarter 2002 restated net loss of $0.6 million. The basic and diluted loss per share of $0.33 for the third quarter of 2003 compares to a basic and diluted restated loss per share of $0.09 in the third quarter of 2002.

Comparison of the nine months ended September 30, 2003 with the nine months ended September 30, 2002, as restated:

Sales and merchandising revenues for the nine months ended September 30, 2003 totaled $803.8 million, an increase of $82.4 million, or 11%, from the first nine months of 2002. Sales in the Agriculture Group were up $62.5 million, or 14%. Grain sales were up $51.7 million, or 16%, due to a 23% increase in average price per bushel sold, partially offset by an 6% decrease in volume. This volume decrease occurred because increased demand for grain after last fall’s poor harvest caused the Company to sell and ship grain in the fourth quarter of 2002 that it would normally have shipped in 2003. This increased demand has lowered the overall grain stocks worldwide and increased our average price per bushel sold. Sales of fertilizer in the plant nutrient division were up $10.8 million, or 8%, due to a 7% increase in the average price per ton sold and a slight increase in volume. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although a price increase may also reduce consumer demand at the producer level.

Merchandising revenues in the Agriculture Group were down $9.7 million, or 40%, almost solely due to decreases in space income (before interest charges) in the grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.

The Processing Group had a $19.3 million, or 21%, increase in sales resulting primarily from a 4% increase in the average price per ton sold and a 19% increase in volume. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 14% and sales up 15% in the first nine months of 2003 as compared to 2002 due primarily to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a manufacturer of private label products and also manufacture our own brands, volume was up 26% and sales up 32%. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer. The cob business, a much smaller component of the Processing Group, had a 9% increase in sales primarily due to a 7% increase in volume.

The Rail Group had a $13.0 million, or 97%, increase in sales. Sales of railcars made up $12.2 million of this increase and the remainder of the increase resulted from $0.6 million of increased revenue from the leased fleet and $0.2 million from increased activity in the repair and fabrication shops. There were no significant sales of railcars during the first nine months of 2002.

The Retail Group had a $2.7 million, or 2%, decrease in same-store sales in the first nine months of 2003 when compared to the first nine months of 2002. The Columbus market showed slight increases with the remaining markets posting decreases. We are competing against significant new competitors in the Toledo market.

Gross profit for the first nine months of 2003 totaled $110.9 million for the Company, a decrease of $6.9 million, or 6%, from the first nine months of 2002. The Agriculture Group had an $8.5 million, or 15%, decrease in gross profit, resulting primarily from the decrease in merchandising revenues mentioned previously and a slight reduction in gross profit on grain sales, partially offset by a $2.5 million increase in gross profit in our plant nutrient division. The fertilizer gross profit increase resulted from a 1% increase in volume coupled with a 10% increase in gross profit per ton sold.

Gross profit for the Processing Group was flat when compared to the first nine months of 2002. In spite of a 19% increase in volume in the Group, increased costs reduced the gross profit per ton by 12%. The consumer and industrial lawn businesses had increased gross profit for the nine months, but the professional lawn business and the cob-based business both showed decreases. A portion of the consumer and industrial increase relates to a new line of products that we began manufacturing for a major marketer. The professional lawn business gross profit decrease resulted from a higher percentage of sales to lawn-care operators rather than the higher margin products sold to golf courses.

Gross profit in the Rail Group increased $2.3 million, or 36%. This increase was due primarily to the gross profit on installation of railcar components in the fabrication and rail repair shops and, to a lesser extent, gross profit on the sale of railcars. The lease fleet income declined somewhat as cars that are coming off long-term leases are renewing at current rates that are lower in most cases than the previous lease rates. The multi-year low lease rate environment has continued in the rail industry, although certain car types have recently seen improvement in lease rates.

Gross profit in the Retail Group decreased $0.7 million, or 2%, from the first nine months of 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the mix of products sold.

Operating, administrative and general expenses for the first nine months of 2003 totaled $101.1 million, $0.5 million less than the first nine months of 2002. Expense related to performance incentives and bonuses decreased by $0.7 million due primarily to lower performance in certain operating units. Professional and contract expense was $1.2 million higher for the first nine months of 2003 as compared to 2002 due to increases in external legal fees, corporate governance expenses, accounting and audit fees, and contract labor. A small portion of the increase related to the Agrico acquisition that was not completed.

Interest expense for the first nine months of 2003 was $6.1 million, a $1.2 million, or 17%, decrease from 2002. Average 2003 daily short-term borrowings were 5% higher than the first nine months of 2002 but the average short-term interest rate decreased from 3.16% for the first nine months of 2002 to 2.11% for the first nine months of 2003.

As a result of the above, the pretax income of $7.5 million for the first nine months of 2003 was 33% lower than the restated pretax income of $11.2 million recognized in the first nine months of 2002, as restated. Income tax expense of $2.5 million was provided at an expected effective annual rate of 33.8%. In the first nine months of 2002, income tax expense (before considering the cumulative effect adjustment) was provided at 25.4%. The Company’s actual 2002 full-year effective tax rate was 32.7%. The current 2003 effective tax rate of 33.8% anticipates lower tax benefits from extraterritorial income exclusions and a somewhat higher state and local income tax rate.

As a result of the above, net income for the first nine months of 2003 was $3.4 million lower than the 2002 net income before cumulative effect of accounting change of $8.4 million. As discussed in Note A, the Company has restated the 2002 results for a change in accounting principle. The impact of that change is recognized in the first quarter of 2002 and amounted to $3.5 million of increased income. The basic and diluted income of $0.70 and $0.68, respectively, for the first nine months of 2003 compares to a basic and diluted income per share (before the impact of the cumulative effect of change, as restated) of $1.14 and $1.12, respectively, in the first nine months of 2002. The cumulative effect of a change in accounting principle added $0.48 and $0.46, respectively, to the basic and diluted earnings per share for the first nine months of 2002. See also Note A for details of the restatement to the 2002 income statement.

Liquidity and Capital Resources

The Company’s operations provided cash of $8.3 million in the first nine months of 2003, an increase of $2.4 million from the same period in 2002. During this same period, short-term borrowings used to fund these operations were unchanged. Net working capital at September 30, 2003 was $82.6 million, a $0.9 million increase from December 31, 2002 and a $1.8 million increase from the September 30, 2002 restated working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company entered into a borrowing arrangement with a syndicate of banks, which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. This short-term line was renewed on October 29, 2003. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $80.0 million on its short-term line of credit at September 30, 2003. Peak short-term borrowing for the first nine months was $127.2 million on February 27, 2003. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2003, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was less than $0.1 million and is recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.07 per common share was paid January 22, April 22, and July 22, 2003. Cash dividends of $0.065 per common share were paid quarterly in 2002. A cash dividend of $0.07 per common share was declared on October 1, 2003 and was paid on October 21, 2003. The Company made income tax payments of $4.9 million in the first nine months of 2003 and expects to make payments totaling approximately $1.9 million for the remainder of 2003. During the first nine months of 2003, the Company issued approximately 76 thousand shares to employees and directors under its share compensation plans and purchased 100 thousand shares in open-market transactions.

Total capital spending for 2003 on property, plant and equipment is expected to approximate $22.3 million and is expected to include $1.0 million for improvements and additions to Agriculture Group facilities, $0.3 million for information systems, $9.9 million for acquisitions and investments in the Agriculture and Rail Groups, $0.3 million for manufacturing improvements in the Rail Group, $0.3 million for retail store improvements and $0.4 million for improvements to administrative offices. The remaining amount of $10.1 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.3 million. The Company also expects to spend $23.5 million in 2003 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at September 30, 2003. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.

The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet its short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of September 30, 2003 are as follows:

	Payments Due by Period
Contractual Obligations
(in thousands)	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

Long-term debt	$6,645	$14,456	$28,051	$37,525	$86,677

Capital lease obligations	338	719	2,490	—	3,547

Operating leases	8,804	12,518	6,287	8,340	35,949

Other	200	400	400	—	1,000

Total contractual cash obligations	$15,987	$28,093	$37,228	$45,865	$127,173

Included in long-term debt are acquisition liabilities that include minimum payments. There are additional contingent sales-based payments to the seller that have not triggered to date and would not be material to the Company if they trigger in the future. The contingency period ends in May 2005.

The Company had standby letters of credit outstanding of $12.0 million at September 30, 2003, of which $8.4 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 70% of the operating lease commitments above relate to 1,959 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

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

The following table describes the railcar and locomotive positions at September 30, 2003.

Method of Control	Financial Statement	Number

Railcars available for sale	On balance sheet — current	289

Railcar assets leased to others	On balance sheet — non-current	2,250

Railcars leased from financial intermediaries	Off balance sheet	1,959

Railcars — non-recourse arrangements	Off balance sheet	1,587

Total Railcars		6,085

Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30

Locomotives — non-recourse arrangements	Off balance sheet	44

Total Locomotives		74

Additionally, the Company manages 1,264 railcars for a third party customer for which it receives a fee.

The Company has future lease payment commitments aggregating $25.0 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at September 30, 2003 over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

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

Marketing Agreement The Company has negotiated a marketing agreement that covers certain of its grain facilities (some of which are leased from Cargill). Under this five-year amended and restated agreement (which began in June 2003 and expires in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) is shared 50/50 with Cargill once it exceeds a threshold amount. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at each contract year end. The Company recognizes its pro-rata share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula.

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

Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 2 to the Company’s 2002 restated annual consolidated financial statements) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.

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

The Company has financed some of its railcars through a capital lease with a financial intermediary. The terms of this lease required the Company to capitalize the assets and record the net present value of the lease obligation on its balance sheet as a long-term borrowing. There was no gain or loss on this financing transaction. This obligation is included with the Company’s long-term debt as described in Note 8 to the consolidated annual financial statements. The railcars under this lease are being depreciated to their residual value over the term of the lease.

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

	September 30	December 31
(in thousands)	2003	2002

Net long (short) position	$446	($2,302)

Market risk	45	230

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

	September 30	December 31
(in thousands)	2003	2002

Fair value of long-term debt and interest rate contracts	$94,637	$96,358

Fair value in excess of carrying value	4,407	2,236

Market risk	2,956	1,893

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

Item 4. Controls and Procedures

The President and Chief Executive Officer; Vice President, Controller and CIO; and Vice President, Finance and Treasurer (the “Certifying Officers”) have evaluated our disclosure controls and procedures as defined in the rules of the SEC, as of the end of the third quarter and have determined that such controls and procedures are effective in providing reasonable assurance that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this report.

Our Certifying Officers are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that the Company’s financial statements are reliable and prepared in accordance with generally accepted accounting principles and that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board’s Audit Committee, which is composed entirely of independent directors, meets regularly with management, internal auditors and the independent auditors to review accounting, auditing and financial matters. This Committee and the independent auditors have free access to each other, with or without management being present.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Certifying Officers most recent evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2 Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3 Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1 Section 1350 Certifications

(b)	Reports on Form 8-K. A report on Form 8-K was filed on July 23, 2003. The Company issued a press release announcing earnings results for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date:	November 12, 2003	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date:	November 12, 2003	By /s/Richard R. George Richard R. George Vice President, Controller and CIO (Principal Accounting Officer)

Date:	November 12, 2003	By /s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications