Form 10-K/A
period 2002-12-31
ANDERSONS INC
filed 2003-12-03
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

          The purpose of this Amendment No. 2 to Annual Report on Form 10-K/A is to refile the exhibits in order to correct a typographical error in the previously filed Exhibit 13, 2002 Annual Report to Shareholders. The error was in the label of an item on page 33 of Note 1 and the same table on page 20 of the Management’s Discussion and Analysis. No other changes were made except for updated certifications and consents.

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