Form 10-Q/A
period 2003-03-31
ANDERSONS INC
filed 2003-12-03
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

(Amendment No. 2)

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

EXPLANATORY NOTE

     Amendment No. 2 to the Quarterly report on Form 10-Q was filed to correct an incorrect reference in the officers’ certifications.

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

THE ANDERSONS, INC. (Registrant)

Date: December 3, 2003	By /s/Michael J. Anderson Michael J. Anderson President and Chief Executive Officer

Date: December 3, 2003	By /s/Richard R. George Richard R. George Vice President, Controller and CIO (Principal Accounting Officer)

Date: December 3, 2003	By /s/Gary L. Smith Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)