Form 10-Q/A
period 2003-09-30
ANDERSONS INC
filed 2003-12-03
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

THE ANDERSONS, INC.

Explanatory Note:

This Amendment to the Quarterly Report on Form 10-Q was filed to correct an incorrect reference in the officers’ certifications.

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

2002 annual report to shareholders and are now being reflected in these quarterly condensed consolidated financial statements.

Note C –	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance on identification of a variable interest entity (“VIE”) and on determination of whether the VIE should be consolidated in an enterprise’s financial statements. In general, an enterprise deemed to be the primary beneficiary of a VIE is required to consolidate the VIE. FIN No. 46 is effective immediately for any new VIE established after January 31, 2003 and must be adopted for any pre-existing VIEs at the end of the Company’s fourth quarter.

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