Form 10-K
period 2003-12-31
ANDERSONS INC
filed 2004-03-11
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $70.4 million on June 30, 2003, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

     The registrant had 7.25 million Common shares outstanding, no par value, at February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2004, are incorporated by reference into Part III (Items 10, 11 and 12) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 15, 2004.

PART I

Item 1. Business

(a) General development of business

The Andersons, Inc. (the “Company”) is a diversified corporation that began operations as a partnership in 1947. The Company is organized into four operating groups. The Agriculture Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, manufactures and sells dry and liquid agricultural nutrients, distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers and formulates anti-icers for road and runway use. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Processing Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use, professional golf and landscaping industries and corncob-based products for use in various industries. The Retail Group operates six large retail stores, and a distribution center in Ohio.

(b) Financial information about industry segments

See Note 13 to the consolidated financial statements in Item 8 for information regarding business segments.

(c) Narrative description of business

Agriculture Group

The Agriculture Group operates grain elevators, plant nutrient formulation and distribution facilities, and farm centers.

The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s grain storage practical capacity was approximately 81.8 million bushels at December 31, 2003.

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

In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 39%, or approximately 32.2 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These contracts were renewed with amendments in 2003 for an additional five years. Grain sales to Cargill totaled $197 million in 2003, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement. If the Marketing Agreement were not in place for the Maumee and Toledo locations, Cargill would still purchase grain from us at these locations either for consumption in their processing facilities or to market to other end users. There were no sales to any other customer in excess of 10% of consolidated net sales. The 2003 Lease Agreement and Marketing Agreement have been filed as Exhibits 10.6 and 10.7.

Approximately 72% of the grain bushels sold by the Company in 2003 were purchased by U.S. grain processors and feeders, and approximately 28% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the marketing agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.

The Company’s grain business may be adversely affected by the grain supply (both crop quality and quantity) in its principal growing area, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See “Government Regulation” on page 9. The grain business is seasonal, coinciding with the harvest of the principal grains purchased and sold by the Company.

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

The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The Grain division’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage income), not from hedging transactions. The Company has policies that specify the key controls over its hedging program. These policies include description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, daily review and reconciliation, modeling of positions for changes in market conditions and other internal controls.

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

The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2004 approximated 57.0 million, the majority of which is scheduled to be delivered to the Company for the 2003 and 2004 crop years (i.e., through September 2005). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The

Company’s loan agreements also require it to be substantially hedged in its grain transactions.

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

In January 2003, the Company became a minority investor in Lansing Grain Company LLC, which was formed in late 2002 with the contribution of substantially all the assets of Lansing Grain Company, a 73-year old grain trading business with offices in Michigan, Minnesota and Kansas. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions. The Company holds an option to increase its investment in each of the next five years with the potential of becoming the majority holder in 2008. In February 2004, the Company made an additional investment to increase its ownership from 15.1% to 22.1%.

In October 2003, the Company began leasing and managing a grain elevator in Oakville, Indiana with a capacity of 3.5 million bushels. In January 2004, the Company completed the purchase of the inventories and grain contracts and subsequently, the purchase of the facility was completed in late January.

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

The Company’s plant nutrient operations involve purchasing, storing, formulating and selling dry and liquid fertilizer to dealers and farmers; providing warehousing and services to manufacturers and customers; formulation of liquid anti-icers and deicers for use on roads and runways; and the distribution of seeds and various farm supplies. Finally, the division has developed several other products for use in industrial applications within the coal and paper industries. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available.

The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located - Illinois, Indiana, Michigan and Ohio. Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient division’s nine farm centers, located throughout Michigan, Indiana and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, custom application of fertilizer, and chemicals, seeds and supplies to the farmer.

Storage capacity at the Company’s fertilizer facilities, including its nine farm centers, was approximately 13.6 million cubic feet for dry fertilizers and approximately 35.9 million gallons for liquid fertilizers at December 31, 2003. The Company reserves 6.1 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 12.0 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.

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

Sales of grain (corn, soybeans, wheat and oats) totaled $681.0 million, $554.1 million and $434.7 million in 2003, 2002 and 2001, respectively. Sales of dry and liquid fertilizers (primarily potash, nitrogen and phosphate) to dealers totaled $153.7 million, $135.1 million and $134.0 million in 2003, 2002 and 2001, respectively. Sales of fertilizer, chemicals, seeds and supplies to farmers totaled $34.2 million, $36.7 million and $42.4 million in 2003, 2002 and 2001, respectively.

Rail Group

The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. A significant portion of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries.

Of the 6,291 railcars that the Company managed at December 31, 2003, 2,668, or 42%, were included on the balance sheet, primarily as long-lived assets. The remaining 3,623 railcars and 74 locomotives are either in off-balance sheet operating leases or non-recourse arrangements. The Company also managed 1,264 railcars for a third party customer at December 31, 2003.

The risk management philosophy of the Company includes match-funding of lease commitments and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms between the lease with the customer and the funding arrangement with the financial intermediary. Generally, the Company completes non-recourse transactions whenever possible to minimize credit risk. The Company strives to be the Total Rail SolutionsSM provider for its railcar customers. This service mark depicts our willingness to serve the customers’ total railcar needs - including maintenance, car management, repairs, leasing, and all other railcar needs.

Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

Although the Company first managed a fleet of covered hopper cars used in the grain industry, it has diversified into other car types (boxcars, gondolas, open top hoppers and tank cars) and the markets in which they serve. In 2000, the Company added locomotives to the managed fleet. The Company plans to continue to diversify its fleet both in car types and industries.

The Company announced on February 12, 2004 that it completed the acquisition of certain railroad rolling stock and leasing assets from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc. These assets consist of 6,700 railcars, 48 locomotives and contracts to manage an additional 2,600 railcars for third party investors, all of which will be managed by the Company’s Rail Group. The assets will be owned primarily by several subsidiaries of TOP CAT Holding Co, a newly formed Limited Liability Company (LLC) which is a wholly-owned subsidiary of the Company. Financing for the acquisition was provided by $86.4 million in non-recourse notes.

Processing Group

The Processing Group produces and markets turf and ornamental plant fertilizer and control products. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets.

The Company sells consumer fertilizer and control products, for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. The Company also performs contract manufacturing of fertilizer and control products in its industrial line of business. In an industrial arrangement, the Company is not responsible for direct marketing support of the mass merchandiser. Margins on industrial tons are, therefore, lower than margins on consumer tons. Professional lawn products are sold both directly and through distributors to golf courses under the Andersons Golf ProductsTM label and lawn service applicators.

The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer turf products. Since the acquisition in 2000 of the U.S. ProTurf® product line from The Scotts Company, Inc., the Company holds a significant share of the golf course market in the United States. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company’s Plant Nutrient division. Competition is based principally on merchandising ability, logistics, service and quality. The Company attempts to minimize the amount of finished goods inventory it must maintain for customers, however, because demand is highly seasonal and influenced by local weather conditions, it may be required to carry inventory that it has produced into the next season. Also, because a majority of the consumer and industrial businesses use private label packaging, the Company closely manages production to anticipated orders by product and customer. This is consistent with industry practices.

Sales of turf and ornamental plant fertilizer and control products totaled $123.3 million, $103.3 million and $102.2 million in 2003, 2002 and 2001, respectively.

The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.

Retail Group

The Company’s Retail Group consists of six stores operated as “The Andersons”, which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “MORE FOR YOUR HOME”® and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn and garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.

The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. Many of these competitors have substantially greater financial resources than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring in the spring and during the Christmas season.

The Company also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores.

Sales of retail merchandise totaled $178.6 million, $181.2 million and $177.9 million in 2003, 2002 and 2001, respectively.

Research and Development

The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Processing and Agriculture Groups. The Company expended approximately $649,000, $517,000, and $430,000 on research and development activities during 2003, 2002 and 2001, respectively.

Employees

At December 31, 2003, the Company had 1,227 full-time and 1,661 part-time or seasonal employees. The Company believes its relations with its employees are good.

Government Regulation

Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).

The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, which include acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $1,440,000, $690,000 and $880,000 in order to comply with these regulations in 2003, 2002 and 2001, respectively.

Item 2. Properties

The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

		Agricultural Fertilizer

(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	20,510	4,500	2,878
Toledo, OH Port (4)	11,660	1,800	5,623
Metamora, OH	6,980	—	—
Toledo, OH (1)	980	—	—
Lyons, OH (2)	380	53	284
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	37	349
Fremont, OH (2)	—	40	271
Fostoria, OH (2)	—	40	210
Champaign, IL	12,730	833	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,060	923	—
Clymers, IN	4,720	—	—
Oakville, IN (5)	3,450	—	—
Walton, IN (2)	—	435	8,690
Poneto, IN	—	10	5,284
Logansport, IN	—	83	3,652
Waterloo, IN (2)	—	970	1,656
Seymour, IN	—	720	943
North Manchester, IN (2)	—	—	211
Albion, MI	2,780	—	—
White Pigeon, MI	2,700	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	438
Munson, MI (2)	—	33	312

	81,750	13,617	35,861

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 3,300-bushel capacity.

(4)	Includes leased facilities with a 5,500-bushel capacity.

(5)	Facility leased at December 31, 2003 and subsequently purchased in January 2004.

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.

The Plant Nutrient Division’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Seymour, Indiana; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Indiana; Walton, Indiana and Poneto, Indiana locations also include liquid manufacturing facilities.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000
Toledo Store	Toledo, OH	130,000
Woodville Store (1)	Northwood, OH	100,000
Lima Store (1)	Lima, OH	117,000
Sawmill Store	Columbus, OH	134,000
Brice Store	Columbus, OH	128,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Leased

The leases for the two stores and the distribution center are long-term operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.1 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental each of the last three years. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

In its railcar business, the Company owns, leases or manages for financial institutions 74 locomotives and 6,291 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas). Future minimum lease payments for the leased railcars and locomotives are $24.1 million with future minimum contractual lease and service income of approximately $53.1 million. Lease terms range from one to nine years. The Company also operates railcar repair facilities in Maumee, Ohio and Spartanburg, South Carolina, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment. As discussed in Item 1, the Rail Group expanded its fleet by 6,700 railcars and 48 locomotives in a transaction that closed in February 2004. This transaction also included contracts to manage approximately 2,600 railcars for third party investors.

The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio and Montgomery, Alabama and lawn fertilizer production and warehouse facilities in Pottstown, Pennsylvania.

The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2005. The lease includes an option to purchase by the Company at termination. The Company owns approximately 1,076 acres of land on which the above properties and facilities are located and approximately 366 acres of farmland and land held for sale or future use.

Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $50 million at December 31, 2003. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2003, 2002 and 2001 amounted to $11.7 million, $9.8 million and $9.2 million, respectively. Additions to the Company’s railcar assets totaled $20.5 million, $8.2 million and $21.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. These additions were offset by sales of railcars of $16.7 million, $16.0 million and $15.4 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon during the fourth quarter of fiscal 2003.

Item 4a. Executive Officers of the Registrant

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and age (as of February 27, 2004) are presented below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Plant Nutrient Division, Agriculture Group	51	2000
	Vice President and General Manager, Plant Nutrient Division, Agriculture Group		1999

Daniel T. Anderson	President, Retail Group	48	1996

Michael J. Anderson	President and Chief Executive Officer	52	1999
	President and Chief Operating Officer		1996

Richard M. Anderson	President, Processing Group	47	1999

Richard P. Anderson	Chairman of the Board Chairman of the Board and Chief Executive Officer	74	1999 1996

Dale W. Fallat	Vice President, Corporate Services	59	1992

Philip C. Fox	Vice President, Corporate Planning	61	1996

Charles E. Gallagher	Vice President, Human Resources	62	1996

Richard R. George	Vice President, Controller and CIO	54	2002
	Vice President and Controller		1996

Beverly J. McBride	Vice President, General Counsel and Secretary	62	1996

Harold M. Reed	President, Grain Division	47	2000
	Vice President and General Manager, Grain Division, Agriculture Group		1999

Rasesh H. Shah	President, Rail Group	49	1999

Gary L. Smith	Vice President, Finance and Treasurer	58	1996

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq National Market under the symbol “ANDE.” On February 27, 2004, the closing price for the Company’s Common Shares was $19.49 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for its four quarters in each of 2003 and 2002.

	2003		2002

	High	Low	High	Low

Quarter Ended
March 31	$13.00	$12.25	$10.40	$9.35
June 30	13.40	11.52	13.75	10.12
September 30	15.35	12.25	13.60	11.76
December 31	17.70	14.80	13.00	11.38

The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone 312-588-4991.

Shareholders

At February 27, 2004, there were 7.25 million common shares outstanding: 670 shareholders of record and approximately 2,500 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid 29 consecutive quarterly dividends since the end of 1996, its first year of trading. The Company paid $0.065 per common share in 2002 and $0.07 per common share in 2003. On December 15, 2003, the Company announced a dividend of $0.075 per common share to be paid on January 22, 2004 to shareholders of record on January 2, 2004.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2003 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios	For the years ended December 31
and other data)	2003	2002	2001	2000	1999

Operating results
Grain sales and revenues	$704,574	$583,947	$475,953	$488,204	$507,024
Fertilizer, retail & other sales	542,390	492,580	504,408	470,301	494,780

Total sales & revenues	1,246,964	1,076,527	980,361	958,505	1,001,804
Gross profit – grain	41,783	47,348	52,029	46,789	41,586
Gross profit – fertilizer, retail & other	122,311	115,753	108,722	111,393	109,452

Total gross profit	164,094	163,101	160,751	158,182	151,038
Other income / gains (a)	5,048	3,741	3,841	7,069	4,195
Pretax income	17,965	16,002	11,931	14,364	11,959
Income before cumulative effect of change in accounting principle	11,701	10,764	9,042	10,078	8,379
Cumulative effect of change in accounting principle (net of tax)	—	3,480	(185)	—	—
Net income	11,701	14,244	8,857	10,078	8,379
Financial position
Total assets	492,619	469,218	458,324	442,965	379,663
Working capital	89,532	81,755	75,228	55,260	67,939
Long-term debt (b)	82,127	84,272	91,316	80,159	74,127
Shareholders’ equity	115,791	105,765	94,934	89,836	84,805
Cash flows / liquidity
Cash flows from operations	44,093	23,249	(6,108)	(18,303)	11,679
Depreciation and amortization	15,139	14,314	14,264	13,119	11,282
Cash invested in acquisitions / investments in affiliates	1,182	—	—	16,311	—
Investments in property, plant & equipment	11,749	9,834	9,155	16,189	17,963
Net investment in (sale of) railcars (c)	3,788	(7,782)	6,414	12,424	214
EBITDA (e)	41,152	40,128	37,765	39,312	32,758
Per share data:
Net income – basic	1.64	1.96	1.22	1.34	1.05
Net income – diluted	1.59	1.92	1.21	1.34	1.03
Dividends paid	0.28	0.26	0.26	0.24	0.20
Year-end market value	15.97	12.70	10.00	8.62	8.25
Ratios and other data
Pretax return on beginning equity	17.0%	16.9%	13.3%	16.9%	14.5%
Net income return on beginning equity	11.1%	15.0%	9.9%	11.9%	10.1%
Funded long-term debt to equity ratio (d)	0.7-to-1	0.8-to-1	1.0-to-1	0.9-to-1	0.9-to-1
Weighted average shares outstanding (000’s)	7,141	7,283	7,281	7,507	7,996
Effective tax rate	34.9%	32.7%	24.2%	29.8%	29.9%

Note: Prior years have been revised to conform to the 2003 presentation; these changes did not impact net income.

(a)	Includes gains of $0.3 million in each of 2002 and 2001, and $2.1 million in 2000 for insurance settlements received. Also in 2000, a $1.0 million gain was recognized on the sale of a business.

(b)	Excludes current portion of long-term debt.

(c)	Represents the net of purchases of railcars offset by proceeds on sales of railcars. In 2002, proceeds exceeded purchases.

(d)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial Position.”

(e)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information for investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our cash flow provided by operating activities.

	For the years ended December 31

(in thousands)	2003	2002	2001	2000	1999

Income before cumulative effect of change in accounting principle	$11,701	$10,764	$9,042	$10,078	$8,379
Add:
Provision for income taxes	6,264	5,238	2,889	4,286	3,580
Interest expense	8,048	9,812	11,570	11,829	9,517
Depreciation and amortization	15,139	14,314	14,264	13,119	11,282

EBITDA	41,152	40,128	37,765	39,312	32,758

Add/(subtract):
Provision for income taxes	(6,264)	(5,238)	(2,889)	(4,286)	(3,580)
Interest expense	(8,048)	(9,812)	(11,570)	(11,829)	(9,517)
Provision for losses on accounts and notes receiveable	356	353	224	911	1,180
Gain on insurance settlements	—	(302)	(338)	(2,088)	—
Gain on sale of property, plant & equipment and business	(273)	(406)	(336)	(1,027)	(459)
Realized & unrealized gains (losses) on railcars & related leases	(2,146)	(179)	1,172	(110)	(1,573)
Changes in working capital & other assets & liabilities	19,316	(1,295)	(30,136)	(39,186)	(7,130)

Net cash provided by / (used in) operations	$44,093	$23,249	$(6,108)	$(18,303)	$11,679

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; interest rates; and income taxes.

Critical Accounting Policies and Estimates

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical, as these policies are important to the depiction of the Company’s financial statements and/or require significant or complex judgment by management. Note 2 of the consolidated financial statements more fully describes all of our significant accounting policies, however, following are those accounting policies that management considers most critical to the Company’s financial statements.

Grain Inventories The Company marks to market all grain inventory, forward purchase and sale contracts for grain, and exchange-traded futures and options contracts. The grain inventories are freely traded, have quoted market prices, and may be sold without significant additional processing. Management estimates market value based on exchange-quoted prices, adjusted for differences in local markets. Changes in market value are recorded as merchandising revenues in the statement of income. If management used different methods or factors to estimate market value, amounts reported as inventories and merchandising revenues could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories and merchandising revenues could differ.

Because the Company marks inventories and sales commitments to the market, gross profit on a grain sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain, at which time title transfers and customer acceptance occurs.

Grain inventories contain valuation reserves established to recognize the difference in quality and value between contractual grades and actual quality grades of inventory held by the Company. These quality reserves also require management to exercise judgment.

Marketing Agreement The Company has negotiated a marketing agreement that covers certain of its grain facilities (certain of which are leased from Cargill). Under this five year amended and restated agreement (ending in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared 50/50 with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill (if required) at each contract year end. The Company recognizes its share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula.” The adoption of this standard, effective for periods beginning after January 1, 2002, resulted in a cumulative effect adjustment increase of $3.5 million after tax in 2002.

Derivatives – Commodity Contracts The Company utilizes regulated commodity futures and options contracts to hedge its market price exposure on the grain it owns and related forward purchase and sale contracts. These contracts are included in the balance sheet in inventory at their current market value. Realized and unrealized gains and losses in the market value of these futures and option contracts are included in the income statement as a component of sales and merchandising revenues. While the Company considers all of its commodity contracts to be effective economic hedges, the Company does not designate its commodity futures and options contracts as hedges. Therefore, the Company does not defer gains and losses on these same contracts as would occur for designated hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Both the underlying inventory and forward purchase and sale contracts and the related futures and options contracts are marked to market on a daily basis.

Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 2 to the Company’s consolidated financial statements in Item 8) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future undiscounted cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease term, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.

Employee Benefit Plans The Company provides substantially all full-time employees with pension benefits and postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The Company uses third-party specialists to assist management in measuring the expense and funded status of these employee benefit plans. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and then the Company could recognize different amounts of expense over future periods.

Certain accounting guidance, including the guidance applicable to pensions and postretirement benefits does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 11 to the Company’s consolidated financial statements in Item 8. At December 31, 2003, we had an unrecognized loss related to our pension plans of $14.6 million compared to an unrecognized loss of $14.7 million at December 31, 2002. For the postretirement benefit plans, our December 31, 2003 unrecognized loss was $16.8 million as compared to an unrecognized loss of $16.1 million at December 31, 2002. A portion of the December 31, 2003 unrecognized loss for both pension and postretirement benefits will be amortized into earnings in 2004. The effect on years after 2004 will depend in large part on the actual experience of the plans in 2004 and beyond. In 2003, benefits expense included $1.0 million of amortization and $0.9 million of the unrecognized loss existing at December 31, 2002 for the pension and postretirement plans, respectively.

Revenue Recognition The Company recognizes revenue for the sales of its products at the time of shipment. Gross profit on sales of grain is recognized when sales contracts are entered into as the Company marks its contracts to the market on a daily basis. Revenues from other merchandising activities are recognized as open grain contracts are marked-to-market or as related services are provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales returns and allowances, if required, are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales.

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

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. On the date of sale, the Company recognizes the proceeds from sales of railcars in non-recourse lease transactions as revenue. Management and service fees are recognized as revenue as the underlying services are provided, which is generally spread evenly over the lease term.

Taxes Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item.

Operating Results

The following discussion focuses on the operating results as shown in the consolidated statements of income. Following are tables (in thousands) highlighting sales and merchandising revenues, gross profit and operating income by segment. Additional segment information is included in Note 13 to the Company’s consolidated financial statements in Item 8.

Sales and merchandising revenues	2003	2002	2001

Agriculture	$899,174	$762,268	$658,524
Rail	35,200	18,747	31,061
Processing	134,017	114,315	112,827
Retail	178,573	181,197	177,949

Total	$1,246,964	$1,076,527	$980,361

Gross profit	2003	2002	2001

Agriculture	$76,706	$80,632	$85,392
Rail	13,626	8,718	7,267
Processing	23,367	22,876	20,337
Retail	50,395	50,875	47,755

Total	$164,094	$163,101	$160,751

Operating income (loss)	2003	2002	2001

Agriculture	$13,868	$15,154	$19,765
Rail	4,062	1,563	(349)
Processing	1,022	(1,322)	(7,654)
Retail	3,413	4,003	1,868
Other	(4,400)	(3,396)	(1,699)

Total	$17,965	$16,002	$11,931

Comparison of 2003 with 2002

Sales and merchandising revenues for 2003 totaled $1.2 billion, an increase of $170.4 million, or 16%, from 2002. Sales in the Agriculture Group were up $143.1 million, or 20%. Increased grain sales of $126.9 million included both a 4% volume increase and an 18% increase in the average price of bushels sold. All grains, except oats, showed price per bushel increases and bushel volume was up for all grains except wheat. In both 2003 and 2002, grain expected to ship in the following calendar year was shipped in the fourth quarter. This occurred because of increased demand and / or market prices favoring sales rather than storage of grain. Fertilizer sales were up $16.2 million, or 9%, due to a 9% increase in the average price per ton sold on a less than one percent increase in volume. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the Plant Nutrient division. Generally, this increase can be passed through to customers although a price increase may also reduce consumer demand at the producer level. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

Merchandising revenues in the Agriculture Group were down $6.2 million, or 21%, due to decreases in space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at December 31, 2003 was 56.1 million bushels, of which 17.3 million bushels were stored for others. Total grain bushels on hand throughout 2003 averaged approximately 46.0 million bushels due to the reduced harvest in 2002. This compares to 56.3 million bushels on hand at December 31, 2002, of which 13.4 million bushels were stored for others.

The results of the 2003 harvest were strong in the Company’s market area. Due to the strong demand, however, bushels shipped nearly matched the bushels received and resulted in no net increase in bushels. Because of this, the Company anticipates another period of low space income in the first six months of 2004. Wheat acres planted in 2003 for harvest in 2004 are down slightly from last year due to the wet and delayed 2003 harvest. Corn acres are expected to increase in 2004 due to the current higher corn prices. This increase will come at the expense of bean acres. The higher grain prices may favorably impact the fertilizer demand for the same period. However, poor weather during the spring planting season may unfavorably impact the amount of corn and soybean acreage planted during that time.

The Rail Group had a $16.5 million, or 88% increase in sales. Sales of railcars and related leases made up $15.4 million of this increase and the remainder of the increase resulted from a $0.9 million increase in revenue generated by the leased fleet and a $0.2 million increase from increased activity in the repair and fabrication shops. There were no significant sales of railcars in 2002. Railcars under management at December 31, 2003 were 6,291 compared to 5,699 under management at December 31, 2002. Locomotives under management were 74 at December 31, 2003 and 51 at December 31, 2002. The railcar utilization (railcars in lease service) rate increased from 85% at December 31, 2002 to 92% at the end of December 2003.

The Processing Group had a $19.7 million, or 17%, increase in sales and merchandising revenues resulting primarily from an overall 13% increase in volume plus a 6% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, volume was up 15% and sales up 16%, primarily due to increased market share. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a manufacturer of private label products and also manufacture our own brands, volume was up 13% and sales up 22%. A portion of this increase relates to a new line of products that we began manufacturing for a major marketer in late 2002. The cob business, a much smaller component of the Processing Group, had a 7% increase in sales primarily due to a 6% increase in volume.

The Retail Group had a 1.4% decrease in same-store sales and revenues in 2003 as compared to 2002. Individual store results were mixed, however, the Columbus markets showed increases for the third straight year. As expected, sales in the Toledo market were down due to significant new competition as well as disruption in one of the three Toledo-area stores created when the store was completely redesigned. Four of the six stores now have a fresh meat counter. This business is managed by a third party and the Company earns commissions on sales of fresh meat; these commissions have been included in merchandising revenues. Expectations for 2004 remain cautiously optimistic given increases seen in January business, however, this business continues to be faced with competition from new stores built and planned for in its primary markets by competitors of significant size.

Gross profit for 2003 totaled $164.1 million, an increase of $1.0 million, or less than 1%, from 2002. The Agriculture Group had a $3.9 million, or 5%, decrease in gross profit, in spite of the significant increase in revenues mentioned previously. Gross profit in the Grain division totaled $41.8 million, a decrease of $5.5 million, or 12%, resulting primarily from the $6.2 million decrease in merchandising revenues mentioned previously, partially offset by a $0.7 million increase in gross profit on grain sales. The Plant Nutrient division recognized an increase in gross profit of $1.6 million, primarily due to the 3% increase in volume and a 3% increase in gross profit per ton.

Gross profit in the Rail Group increased $4.9 million, or 56%. A portion of this increase, $2.1 million, was gross profit related to the sale of cars and lease receivables. The railcar and fabrication shops had increased gross profit of $2.9 million related to the manufacture and / or installation of railcar components. The lease fleet income was down $0.1 million in spite of the increased fleet size and utilization percentage. Railcars that are coming off long-term leases are renewing at market rates which may be lower than the previous lease rates. The multi-year low lease rate environment has continued in the rail industry, although certain car types have seen improvements in 2003. In 2002, the Company recorded an impairment charge of $0.3 million on railcars assets leased to others. There was no impairment charge in 2003.

Gross profit for the Processing Group in 2003 increased $0.5 million, or 2%, when compared to 2002. In spite of a 13% increase in volume, increased costs reduced the gross profit per ton by 9%. The consumer and industrial lawn businesses had increased gross profit, but the professional lawn business and cob business both realized decreases. A portion of this increased cost represents the increasing cost of nitrogen and other raw materials that aren’t easily passed on to customers during an annual program.

Gross profit in the Retail Group decreased $0.5 million, or 1%, from 2002. This was due to the decrease in sales discussed previously, partially offset by a modest increase in margins, as a result of changes in the mix of products sold.

The Company recorded a gain of $0.3 million in 2002 related to an insurance recovery.

Operating, administrative and general expenses for 2003 totaled $143.1 million, a $2.1 million increase from 2002. Full-time employees were approximately equal to 2002, however, labor expense increased $1.0 million, or 1%. Benefit costs rose 3% due to the increased cost of providing pension and health care benefits to current and former employees. Other significant increases were realized in utilities, reflecting the high cost of natural gas and the need to dry a wet 2003 corn crop and professional and contract services, reflecting additional expense relating to external legal fees, accounting and audit services and corporate governance expenses. Some of the professional and contract services increase was related to acquisition activity. With the recently announced 2004 growth in our Agriculture and Rail Groups, we expect incremental increases in the cost to manage these additional assets.

Interest expense for 2003 was $8.0 million, a $1.8 million, or 18%, decrease from 2002. Average daily short-term borrowings for 2003 were up 1% when compared to 2002 while the average short-term interest rate decreased from 3.2% for 2002 to 2.1% for 2003. Long-term interest expense decreased 11% for the same period.

As a result of the above, pretax income of $18.0 million for 2003 was 12% higher than the pretax income of $16.0 million in 2002. Income tax expense of $6.3 million was recorded in 2003 at an effective rate of 34.9%. In 2002, income tax expense of $5.2 million was recorded at an effective rate of 32.7%. The increase in effective tax rates between 2002 and 2003 resulted primarily from an increase in state income taxes. In future years, we anticipate potential increases in state effective tax rates resulting from state tax reform initiatives.

In fiscal 2003, the World Trade Organization determined that the Extraterritorial Income Regime, or ETI, as provided for in the U.S. Internal Revenue Code, is an illegal export subsidy. Accordingly, the Company anticipates that the United States will repeal the ETI during fiscal 2004. Various proposals before the U.S. Congress may replace the ETI, but even if adopted, would likely not result in the same level of income tax benefit to the Company as the ETI. Therefore, it is possible that the Company’s tax rate will increase in fiscal 2004 and beyond, pending the outcome of these potential changes in the law. The ETI benefit reduced the Company’s 2003 tax rate by 4.2 percentage points. The Company is presently unable to determine the effect of the potential tax law changes and there can be no assurance that such changes will not adversely affect its results of operations in future years.

In 2002, the Company recorded a cumulative effect adjustment upon the adoption of EITF Topic D-96 ($3.5 million after tax). This cumulative effect adjustment reversed the December 31, 2001 balance of $5.4 million of deferred income that, under EITF Topic D-96, the Company earned as of January 1, 2002.

The 2003 net income of $11.7 million was $2.5 million lower than the 2002 net income of $14.2 million. Basic earnings per share of $1.64 decreased $0.32 from 2002 and diluted earnings per share of $1.59 decreased $0.33 from 2002.

Comparison of 2002 with 2001

Sales and merchandising revenues for 2002 totaled $1.08 billion, an increase of $96.2 million, or 10%, from 2001. Sales in the Agriculture Group were up $114.7 million, or 19%. Increased grain sales of $119.4 million included both a 9% volume increase and a 16% increase in the average price of bushels sold. All grains showed price per bushel increases and bushel volume was up for corn and wheat. Fertilizer sales were down $4.6 million, or 3%, due to a 9% decrease in the average price per ton sold, partially offset by a 7% increase in tons sold. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

Merchandising revenues in the Agriculture Group were down $11.0 million, or 23%, due to decreases in space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at December 31, 2002 was 56.3 million bushels, of which 13.4 million bushels were stored for others. This compares to 65.4 million bushels on hand at December 31, 2001, of which 10.4 million bushels were stored for others.

The Rail Group had a $12.3 million, or 40%, decrease in sales. While lease revenue was up $1.8 million, or 14%, in 2002, sales of railcars were down $15.2 million. Sales in the fabrication and rail repair shops were up $1.1 million. Railcars under management at December 31, 2002 were 5,699 compared to 5,432 under management at December 31, 2001. Locomotives under management were 51 for both 2001 and 2002. The railcar utilization (railcars in lease service) rate increased from 75% at December 31, 2001 to 85% at the end of December 2002.

The Processing Group had a $1.5 million, or 1%, increase in sales and merchandising revenues resulting primarily from an overall 3% increase in lawn division tons sold, partially offset by a 3% decrease in the average price per lawn division ton sold. The industrial lawn business (where the Group is responsible only for the contract manufacturing of product and does no marketing) continues to grow in relative size, due, in part, to the movement of a large consumer customer to an industrial relationship. The Company receives less margin for industrial tons, as compared to consumer tons, because it is acting primarily as a contract manufacturer and not incurring certain sales and marketing costs. Further, the Company is no longer required to accept returns from the customer. The reduction of returns and elimination of marketing costs contributed to the sales increase. Sales and merchandising revenues were positively impacted by these reversals in 2002 by $1.4 million. The professional lawn business continues to be impacted by general softness in the golf course market and a reduction in the number of rounds played.

The Retail Group had a 1.8% increase in same-store sales and revenues in 2002 as compared to 2001. Individual store results were mixed, however both the Toledo and Columbus markets showed increases. In addition, three of the six stores have added a fresh meat counter since the third quarter of 2001. This business is managed by a third party and the Company earns commissions on sales of fresh meat; these commissions have been included in merchandising revenues.

Gross profit for 2002 totaled $163.1 million, an increase of $2.3 million, or 1%, from 2001. The Agriculture Group had a $4.8 million, or 6%, decrease in gross profit, in spite of the significant increase in revenues mentioned previously. Gross profit in the Grain division totaled $47.3 million, a decrease of $4.7 million, or 9%. The fertilizer businesses of the Agriculture Group recognized a decrease in gross profit of $0.1 million, primarily due to a decrease in gross profit per ton, nearly offset by increased volume of fertilizer sold.

Gross profit in the Rail Group increased $1.5 million, or 20%. Of this increase, $0.4 million was due to the improved performance of the lease fleet primarily related to the increase in railcars in service. In addition, the Group took a $0.3 million non-cash charge to recognize a permanent impairment in the value of certain railcars in 2002; the Group took a comparable charge of $1.5 million in 2001.

Gross profit for the Processing Group in 2002 increased $2.5 million, or 12%, when compared to 2001. Overall gross profit per ton for the Processing Group was up 11%. Although there was a 3% decrease in average price per lawn ton sold, there was also a 5% decrease in the average cost of a lawn ton. Coupled with the volume increase in the Lawn division and the gross profit impact of the reduction in returns and marketing costs mentioned previously, lawn division gross profit was up $2.8 million, or 16%. The cob-based businesses experienced a decrease of $0.3 million, or 8%, in gross profit, resulting in the overall $2.5 million increase for the Group.

Gross profit in the Retail Group increased $3.0 million, or 6%, from 2001. This was due to both the increase in sales discussed previously and a percentage point increase in margins. This margin increase results primarily from changes in product mix and better management of promotional programs and markdowns.

The Company recorded gains of $0.3 million in each of 2002 and 2001 related to insurance recoveries.

Operating, administrative and general expenses for 2002 totaled $141.0 million, a $0.1 million decrease from 2001. Full-time employees increased 2% from 2001, however, labor expense decreased $1.0 million, or 1%. The majority of the decrease relates to severance costs of $1.3 million in 2001 compared to $0.4 million in 2002. Benefit costs, however, rose 11% due to the increased cost of providing pension and health care benefits to current and former employees. In addition, the Company’s performance incentive expense increased $1.3 million, which reflects the improved 2002 results when compared to 2001. Significant expense reductions were realized in rent, advertising and professional services. In addition to the benefit and performance incentive expense increases mentioned previously, increases were also realized in insurance expense and maintenance expense.

Interest expense for 2002 was $9.8 million, a $1.8 million, or 15%, decrease from 2001. Average daily short-term borrowings for 2002 were up 2% when compared to 2001 while the average short-term interest rate decreased from 5.1% for 2001 to 3.2% for 2002. Long-term interest expense decreased slightly for the same period.

As a result of the above, pretax income of $16.0 million for 2002 was 34% higher than the pretax income of $11.9 million in 2001. Income tax expense of $5.2 million was recorded in 2002 at an effective rate of 32.7%. In 2001, income tax expense of $2.9 million was recorded at an effective rate of 24.2%. The significant change in the effective tax rates between 2001 and 2002 resulted primarily from a much higher benefit from our foreign sales corporation in 2001 relative to the pretax income.

The Company also recorded a cumulative effect adjustment upon the adoption of EITF Topic D-96 ($3.5 million after tax). This cumulative effect adjustment reversed the December 31, 2001 balance of $5.4 million of deferred income that, under EITF Topic D-96, the Company earned as of January 1, 2002. As a result of the above, the 2002 net income of $14.2 million was $5.3 million better than the 2001 net income of $8.9 million. Basic earnings per share increased $0.74 from 2001 and diluted earnings per share increased $0.71 from 2001.

Liquidity and Capital Resources

The Company’s operations provided cash of $44.1 million in 2003, an increase of $20.8 million from 2002. Net working capital at December 31, 2003 was $89.5 million, an increase of $7.8 million from December 31, 2002.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. In November 2002, the Company entered into a borrowing arrangement with a syndicate of banks which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $48.0 million on its short-term line of credit at December 31, 2003. Peak short-term borrowing during 2003 was $127.2 million on February 27, 2003. In most years, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Currently, the Company is reviewing its projected cash borrowing needs and may expand its short-term lines of credit.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At December 31, 2003, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net asset of less than $0.1 million.

Quarterly cash dividends of $0.07 and $0.065 per common share were paid in 2003 and 2002, respectively. A cash dividend of $0.075 per common share was paid on January 22, 2004. The Company made income tax payments of $5.2 million in 2003. During 2003, the Company issued approximately 129 thousand shares to employees and directors under its share compensation plans.

Total capital spending for 2003 on property, plant and equipment was $11.7 million and included $2.8 million for investments in facilities and expansion in the Agriculture Group, $0.3 million in manufacturing improvements in the Rail Group, $0.4 million in administrative offices and buildings and $0.3 million for retail store improvements and additions. The remaining amount of $7.9 million was spent on numerous assets and projects with no single project costing more than $0.3 million. The Company also spent $20.5 million in 2003 for the purchase of railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. The Company sold or financed $16.7 million of railcars during 2003.

In January 2003, the Company invested $1.2 million in Lansing Grain Company, LLC for a 15.1% interest. Lansing Grain Company LLC (“LGC”) was formed in late 2002 and includes the majority of the assets of the Lansing Grain Company. The Company also holds an option to increase its investment in each of the next five years with the potential of attaining majority ownership in 2008. In February 2004, the Company acquired an additional 7% of the equity of LGC for a total ownership of 22.1%.

In February 2004, the Company formed a number of special purpose entities under TOP CAT Holding Company, also a special purpose entity, with the Company as its sole equity investor to finance the purchase of railroad rolling stock and leasing assets from Rail Car Ltd. and Progress Rail, both of which are part of Progress Energy, Inc. The purchase price of $82.4 million includes approximately 6,700 railcars, 48 locomotives and contracts to manage an additional 2,600 railcars for third-party investors. Financing for the acquisition was provided by $86.4 million in non-recourse notes.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at December 31, 2003. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.

Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and / or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2003 are as follows:

		Payments Due by Period
Contractual Obligations
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Long-term debt	$5,113	$18,444	$24,579	$35,880	$84,016
Capital lease obligations	339	3,224		—	3,563
Operating leases	9,056	11,245	6,628	11,288	38,217
Purchase commitments (a)	149,275	14,692	85	—	164,052
Expected pension plan funding (b)	2,721	—	—	—	2,721
Other contractual obligations	200	400	200	—	800

Total contractual cash obligations	$166,704	$48,005	$31,492	$47,168	$293,369

(a)	Includes the value of purchase obligations in the Company’s operating units, including $131 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts. See narrative description of business for the Agriculture Group for further discussion.

(b)	The 2004 funding represents the minimum funding obligation as calculated by the Company’s actuaries. Although the Company has funded the plan at the maximum tax-deductible level in the most recent years, the Company has not yet determined whether it will do so in 2004. The maximum tax-deductible contribution for 2004 is estimated at $3.4 million. Future years can be assumed to approximate this same range of funding.

Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and which are not expected to be material to the Company if they trigger in the future. The royalty period ends May 2005.

The Company had standby letters of credit outstanding of $9.1 million at December 31, 2003 of which $8.1 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.

Approximately 63% of the operating lease commitments above relate to 1,980 railcars that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

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

The following table describes the railcar and locomotive positions at December 31, 2003.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	232
Owned-railcar assets leased to others	On balance sheet – non-current	2,436
Railcars leased from financial institutions	Off balance sheet	1,980
Railcars – non-recourse arrangements	Off balance sheet	1,569

Total Railcars		6,217

Locomotives – leased from financial
intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		74

Additionally, the Company manages 1,264 railcars for a third party customer for which it receives a fee.

The Company has future lease payment commitments aggregating $24.1 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at December 31, 2003 over similar terms. See Note 10 to the Company’s consolidated financial statements in Item 8 for more detail about future lease income. The segment manages risk by matching lease commitments with funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary) where possible and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

As noted previously, the Company’s acquisition of railroad rolling stock and leasing assets in February 2004 added approximately 6,700 railcars, 48 locomotives and contracts to manage another 2,600 railcars to the above balances. Nearly all of the purchased assets are owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and will appear on the Company’s consolidated balance sheet. The majority of the assets are included in a debt securitization whereby financing of $86.4 million was raised to fund the purchase. This financing is non-recourse to the Company and looks only to the securitized assets for collateral.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

	December 31

(in thousands)	2003	2002

Net (short) long position	$675	($2,302)
Market risk	68	230

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

	December 31

(in thousands)	2003	2002

Fair value of long-term debt and interest rate contracts	$88,711	$96,358
Fair value in excess of carrying value	1,207	2,236
Market risk	1,005	1,893

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.
Index to Financial Statements

Report of Independent Auditors

To the Board of Directors and Shareholders of The Andersons, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, during 2002, the Company adopted EITF Topic D-96, “Accounting for Management Fees Based on a Formula.”

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Toledo, Ohio
March 8, 2004

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31

(in thousands, except per common share data)	2003	2002	2001

Sales and merchandising revenues	$1,246,964	$1,076,527	$980,361
Cost of sales and merchandising revenues	1,082,870	913,426	819,610

Gross profit	164,094	163,101	160,751
Operating, administrative and general expenses	143,129	141,028	141,091
Interest expense	8,048	9,812	11,570
Other income / gains:
Other income (net)	5,048	3,439	3,503
Gain on insurance settlements	—	302	338

Income before income taxes and cumulative effect of accounting change	17,965	16,002	11,931
Income tax provision	6,264	5,238	2,889

Income before cumulative effect of accounting change	11,701	10,764	9,042
Cumulative effect of change in accounting principle, net of income tax effect	—	3,480	(185)

Net income	$11,701	$14,244	$8,857

Per common share:
Basic earnings per share:
Income before cumulative effect of accounting change	$1.64	$1.48	$1.24
Cumulative effect of change in accounting principle, net of income tax effect	—	0.48	(0.02)

Net income	$1.64	$1.96	$1.22

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.59	$1.45	$1.24
Cumulative effect of change in accounting principle, net of income tax effect	—	0.47	(0.03)

Diluted earnings	$1.59	$1.92	$1.21

Dividends paid	$0.28	$0.26	$0.26

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31

(in thousands)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$6,444	$6,095
Accounts and notes receivable:
Trade receivables, less allowance for doubtful accounts of $2,274 in 2003; $3,014 in 2002	67,375	59,800
Margin deposits	1,171	—

	68,546	59,800
Inventories	259,755	256,275
Railcars available for sale	1,448	550
Deferred income taxes	3,563	2,894
Prepaid expenses and other current assets	17,223	11,675

Total current assets	356,979	337,289
Other assets:
Pension asset	6,434	5,828
Other assets and notes receivable, less allowance for doubtful notes receivable of $259 in 2003; $222 in 2002	4,806	5,794
Investments in and advances to affiliates	2,462	969

	13,702	12,591
Railcar assets leased to others, net	29,489	26,399
Property, plant and equipment, net	92,449	92,939

	$492,619	$469,218

Liabilities and Shareholders’ equity
Current liabilities:
Notes payable	$48,000	$70,000
Accounts payable for grain	88,314	75,422
Other accounts payable	72,291	60,285
Customer prepayments and deferred revenue	34,366	20,448
Accrued expenses	19,024	19,604
Current maturities of long-term debt	5,452	9,775

Total current liabilities	267,447	255,534
Deferred income and other long-term liabilities	1,359	1,098
Employee benefit plan obligations	14,493	12,198
Long-term debt, less current maturities	82,127	84,272
Deferred income taxes	11,402	10,351

Total liabilities	376,828	363,453
Shareholders’ equity:
Common shares, without par value
Authorized – 25,000 shares
Issued – 8,430 shares at stated value of $0.01 per share	84	84
Additional paid-in capital	67,179	66,662
Treasury shares, at cost (1,229 in 2003; 1,258 in 2002)	(13,118)	(12,558)
Accumulated other comprehensive loss	(355)	(815)
Unearned compensation	(120)	(73)
Retained earnings	62,121	52,465

	115,791	105,765

	$492,619	$469,218

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31

(in thousands)	2003	2002	2001

Operating activities
Net income	$11,701	$14,244	$8,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,139	14,314	14,264
Provision for losses on accounts and notes receivable	356	353	224
Cumulative effect of accounting change, net of income tax effect	—	(3,480)	185
Gain on insurance settlements	—	(302)	(338)
Gain on sale of property, plant and equipment	(273)	(406)	(336)
Realized and unrealized (gains) losses on railcars and related leases	(2,146)	(179)	1,172
Deferred income tax provision (benefit)	382	1,432	(539)
Other	446	91	368

Cash provided by operations before changes in operating assets and liabilities	25,605	26,067	23,857
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,170)	(5,249)	2,080
Inventories	(3,480)	(17,984)	(26,428)
Prepaid expenses and other assets	(6,619)	(474)	(117)
Accounts payable for grain	12,893	8,454	(500)
Other accounts payable and accrued expenses	24,864	12,435	(5,000)

Net cash provided by (used in) operating activities	44,093	23,249	(6,108)
Investing activities
Purchases of property, plant and equipment	(11,749)	(9,834)	(9,155)
Purchases of railcars	(20,498)	(8,203)	(21,790)
Proceeds from sale or financing of railcars and related leases	16,710	15,985	15,376
Investment in affiliate	(1,182)	—	—
Proceeds from sale of property, plant and equipment	607	598	951
Proceeds from insurance settlements	—	302	338

Net cash used in investing activities	(16,112)	(1,152)	(14,280)
Financing activities
Net increase (decrease) in short-term borrowings	(22,000)	(12,600)	11,300
Proceeds from issuance of long-term debt	2,916	22,333	23,250
Payments of long-term debt	(9,385)	(29,976)	(10,845)
Change in overdrafts	3,126	2,866	(7,796)
Payment of debt issue costs	—	(634)	—
Proceeds from sale of treasury shares under stock compensation plans	964	840	332
Dividends paid	(2,009)	(1,903)	(1,907)
Purchase of treasury shares	(1,244)	(2,625)	(1,387)

Net cash provided by (used in) financing activities	(27,632)	(21,699)	12,947

Increase (decrease) in cash and cash equivalents	349	398	(7,441)
Cash and cash equivalents at beginning of year	6,095	5,697	13,138

Cash and cash equivalents at end of year	$6,444	$6,095	$5,697

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balances at January 1, 2001	$84	$66,488	$(9,852)	$—	$(78)	$33,194	$89,836

Net income						8,857	8,857
Other comprehensive income:
Cumulative effect of accounting change				(1,172)			(1,172)
Other				208			208

Comprehensive income							7,893
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $18 (62 shares)		(57)	552		(163)		332
Amortization of unearned compensation					158		158
Purchase of treasury shares (166 shares)			(1,387)				(1,387)
Dividends declared ($0.26 per common share)						(1,898)	(1,898)

Balances at December 31, 2001	84	66,431	(10,687)	(964)	(83)	40,153	94,934

Net income						14,244	14,244
Other comprehensive income :
Cash flow hedge activity				149			149

Comprehensive income							14,393
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $303 (132 shares)		231	754		(145)		840
Amortization of unearned compensation					155		155
Purchase of treasury shares (216 shares)			(2,625)				(2,625)
Dividends declared ($0.265 per common share)						(1,932)	(1,932)

Balances at December 31, 2002	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net income						11,701	11,701
Other comprehensive income:
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($0.285 per common share)						(2,045)	(2,045)

Balances at December 31, 2003	$84	$67,179	$(13,118)	$(355)	$(120)	$62,121	$115,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements

1. Basis of Financial Presentation

These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt instruments purchased with an initial maturity of three months or less. The carrying values of these assets approximate their fair values.

Inventories and Inventory Commitments

Grain inventories include owned bushels of grain, the value of forward contracts to buy and sell grain, and exchange traded futures and option contracts used to hedge the value of both owned grain and forward contracts. Each of these grain inventory components is marked to the market price. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.

All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

Investments In and Advances to Affiliates

The Company holds investments in three limited liability companies and one corporation that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income / loss less any distributions it has received. The Company’s share of income on its investment in these entities aggregated $0.4 million in 2003, was negligible in 2002 and 2001 and is included in other income in the statements of income.

In January 2003, the Company invested $1.2 million in Lansing Grain Company, LLC (“LGC”) for a 15.1% interest. Lansing Grain Company, LLC was formed in late 2002 and includes the majority of the assets of the Lansing Grain Company. The terms of the Company’s investment include options to increase its investment in each of the next five years with the potential of attaining majority ownership in 2008. Even though the current ownership percentage of 15.1% is less than 20%, the Company has accounted for the investment under the equity method as its participation on the Board of Managers provides the ability to exercise significant influence over the operating and financial policies of LGC.

Derivatives - Commodity and Interest Rate Contracts

For the purpose of hedging its market price risk exposure on grain owned and related forward grain purchase and sale contracts, the Company holds regulated commodity futures and options contracts for corn, soybeans, wheat and oats. The Company accounts for all commodity contracts using a daily mark-to-market method, the same method it uses to value grain inventory and forward purchase and sale contracts. Company policy limits the Company’s unhedged grain position. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices or due to sale, maturity or extinguishment of the commodity contract), grain inventories and related forward grain contracts are included in sales and merchandising revenues in the statements of income.

The Company also periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company accounts for its long-term interest rate swap, Treasury rate lock and interest rate corridor contracts as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in other comprehensive income. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, the Company does not designate or account for other open interest rate contracts as hedges. Changes in the market value of all other interest rate contracts are recognized currently in income. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is immediately recorded as interest expense. The deferred derivative gains and losses on closed Treasury rate locks and the changes in fair value of the interest rate corridors are reclassified into income over the term of the underlying hedged items, which are either long-term debt or lease contracts.

In each of 2003 and 2002, the Company reclassified $0.2 million of other comprehensive income into the Rail Group’s lease cost of sales under the reclassification policy noted above for amortization of the closed Treasury rate locks. Less than $0.1 million in each of 2003 and 2002 was reclassified to interest expense as a result of amortization of other comprehensive income from the change in fair value of the interest rate corridors.

In 2003, the Company entered into Canadian currency forward contracts totaling $13.8 million in anticipation of acquiring a Canadian company. The value of these contracts was included on the balance sheet and marked-to-market and the resulting unrealized gains and losses were included in the statement of income. When the acquisition failed to be consummated, these positions were liquidated and the resulting realized gain of $0.4 million is included in other income.

Railcars Available for Sale

The Company’s Rail Group purchases, leases, markets and manages railcars for third parties and for internal use. Railcars to which the Company holds title are shown on the balance sheet in one of two categories – railcars available for sale or railcar assets leased to others. Railcars that have been acquired but have not been placed in service are classified as current assets and are stated at the lower of cost or market. Railcars leased to others, both on short- and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.

Railcars have economic useful lives of either 40 or 50 years depending on type and year built. Railcars leased to others are depreciated over their remaining useful lives. Additional information about the Rail Group’s leasing activities are presented in Note 10 to the consolidated financial statements.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements and leasehold improvements – 10 to 16 years; buildings and storage facilities – 20 to 30 years; machinery and equipment – 3 to 20 years; and software – 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 12 years) on the straight-line method. Goodwill is recorded net of accumulated amortization recognized through December 31, 2001. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment tests. Intangible asset and goodwill balances, net of accumulated amortization, included in the balance sheet caption other assets and notes receivable were as follows:

		Weighted Average		Accumulated
(in thousands)	Group	Life (years)	Original Cost	Amortization	Net Book Value

December 31, 2003
Amortized intangible assets Trademarks / noncompete agreements / customer lists and other acquired intangibles	Processing	5	$3,988	$2,858	$1,130
Patents and other	Various	12	199	89	110

			$4,187	$2,947	$1,240

Intangible assets no longer subject to amortization
Goodwill	Agriculture		$948	$308	$640
Goodwill	Processing		791	105	686

			$1,739	$413	$1,326

December 31, 2002
Amortized intangible assets Trademarks / noncompete agreements / customer lists and other acquired intangibles	Processing	5	$3,988	$2,061	$1,927
Customer lists	Agriculture	5	75	70	5
Patents and other	Various	12	179	73	106

			$4,242	$2,204	$2,038

Amortization expense for intangible assets other than goodwill for each of 2003, 2002 and 2001 was $0.8 million. Expected aggregate annual amortization is as follows: 2004 — $0.8 million; 2005 — $0.3 million; and negligible amounts for 2006 and thereafter. In 2001, goodwill amortization of $0.2 million was included in net income ($0.1 million after tax).

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the asset. If such assets are considered to be impaired, the Company recognizes impairment expense for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company recognized impairment losses on long-term railcars of $0.3 million in both 2002 and 2001 in cost of sales. The railcar impairments were each recognized on cars nearing the end of their useful life, which carried low lease rates. Fair value was determined by calculating the net present value of the lease stream of the railcars and their salvage value. This charge was recorded by the Rail Group. The railcar impairments were determined during the annual impairment review of long-term railcar assets. The Company also recognized a $0.2 million impairment on an agricultural facility in 2002, which was included in operating, administrative and general expenses. The agricultural facility impairment was triggered by, and based on, the receipt of a bona fide offer from a third-party for an idle facility, and was recorded by the Agriculture Group, and was based on the amount of the third-party offer.

In addition, in 2001, the Company recorded a $1.2 million lower of cost or market adjustment for railcars classified as available for sale. Since railcars available for sale are held as current inventory, the adjustment was made to reduce the value of these cars to their then current market value, determined through a review of recent sales prices of similar railcars.

Accounts Payable for Grain

Accounts payable for grain includes the liability for grain purchases on which price has not been established (delayed price). This amount has been computed on the basis of market prices at the balance sheet date, adjusted for the applicable premium or discount.

Cumulative Effect of Change in Accounting Principle

The Company has negotiated a marketing agreement with Cargill, Incorporated (“Cargill”) that covers certain of its grain facilities (some of which are leased from Cargill). Under the current provisions of this five-year amended and restated agreement (which began in June 1998, was renewed and amended in June 2003 and expires in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) is shared equally with Cargill once it exceeds a threshold amount. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at each contract year end. The Company recognizes its pro-rata share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, Accounting for Management Fees Based on a Formula (“Topic D-96”).

The original 1998 agreement provided a guarantee of income to the Company up to the threshold amount, measured on a cumulative basis. Any cumulative excess over the threshold was shared equally by the parties. Prior to 2002, the Company accounted for the 1998 marketing agreement by recognizing the proportionate share of income for the guarantee and deferring any excess income until the end of a contract year. The cumulative deferral was then amortized over the remaining months of the contract. On January 1, 2002, the Company changed its method of accounting to adopt Topic D-96 and recognized a cumulative effect adjustment of $5.4 million ($3.5 million, after tax).

At January 1, 2001, the Company recorded in the statement of income a transition adjustment of $305 thousand ($185 thousand after tax) as a result of adopting FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” This adjustment was made to write down open interest rate contracts to their fair values. The Company also reclassified deferred net losses of $1.2 million to other comprehensive income. This amount represented deferred net losses on the settlement of Treasury rate locks entered into for the purpose of hedging the interest rate component of firm commitment lease transactions. The deferred losses will be recognized as a component of gross profit over the term of the underlying leases.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123. Included in net income reported was employee stock-based compensation of $0.2 million in each of 2003, 2002 and 2001, respectively, related to restricted shares issued to employees.

	Year Ended December 31

(in thousands, except for per share data)	2003	2002	2001

Net income reported	$11,701	$14,244	$8,857
Add: Stock-based compensation expense included in reported net income, net of related tax effects	190	155	158
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(623)	(471)	(476)

Pro forma net income	$11,268	$13,928	$8,539

Earnings per share:
Basic – as reported	$1.64	$1.96	$1.22

Basic – pro forma	$1.58	$1.91	$1.17

Diluted – as reported	$1.59	$1.92	$1.21

Diluted – pro forma	$1.54	$1.87	$1.17

Revenue Recognition

Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain operations, gross profit on grain sales is recognized when sales contracts are executed. Sales of grain are then recognized at the time of shipment when title to the grain transfers to the customer. Revenues from other grain merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided.

Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales of railcars to financial intermediaries on a non-recourse basis are recognized as revenue on the date of sale. Sales for these transactions totaled $15.5 million, $0.1 million and $15.3 million in 2003, 2002 and 2001, respectively.

Certain of the Company’s operations provide for customer billings, deposits or prepayments for product that is stored at the Company’s facilities. The sales and gross profit related to these transactions is not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled customer prepayments and deferred income.

Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. In all cases, revenues are recognized only if collectibility is reasonably assured.

Lease Accounting

The Company accounts for its leases under FASB Statement No. 13, as amended, and related pronouncements.

The Company’s Rail Group leases and manages railcars for third parties, and leases railcars for internal use. The Company is an operating lessor of railcars that are owned by the Company, or leased by the Company from financial intermediaries. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.

The Company periodically enters into leases with Rail Group customers that are classified as direct financing capital leases. Although lease terms are not significantly different from other operating leases that the Company maintains with its railcar customers, they qualify as capital leases. For these leases, the net minimum lease payments, net of unearned income is included in prepaid expenses and other current assets for the amount to be received within one year and the remainder in other assets. In 2003, the Company sold all of its direct financing lease receivables to a financial intermediary for $3.1 million and recognized a gain of $1.6 million.

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. On the date of sale, the Company recognizes the proceeds from sales of railcars in non-recourse lease transactions as revenue. Management and service fees are recognized as revenue as the underlying services are provided, which is generally spread evenly over the lease term.

The Company has financed the cost of certain railcar assets through a lease with a financial intermediary. The terms of this lease required the Company to capitalize the assets and record the net present value of the lease obligation on its balance sheet as a long-term borrowing. There was no gain or loss on this financing transaction. This obligation is included with the Company’s long-term debt as described in Note 7 to the consolidated financial statements. The railcars under this lease are being depreciated to their residual value over the term of the lease. Details of the book value of the railcars are included in Note 4 to the consolidated financial statements.

Income Taxes

Income tax expense for each period includes taxes currently payable plus the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable, as applicable.

Advertising

Advertising costs are expensed as incurred. Advertising expense of $3.6 million, $3.8 million and $4.2 million in 2003, 2002, and 2001, respectively, is included in operating, administrative and general expenses.

Earnings per Share

Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and restricted shares.

	Year ended December 31

(in thousands)	2003	2002	2001

Weighted average shares outstanding – basic	7,141	7,283	7,281
Restricted shares and shares contingently issuable upon exercise of options	199	146	35

Weighted average shares outstanding – diluted	7,340	7,429	7,316

Diluted earnings per common share excludes the impact of 1 thousand and 260 thousand employee stock options for 2002 and 2001, respectively, as such options were antidilutive. There were no such antidilutive options in 2003.

New Accounting Standards

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 provides guidance on identification of a variable interest entity (“VIE”) and on determination of whether the VIE should be consolidated in an enterprise’s financial statements. In general, an enterprise deemed to be the primary beneficiary of a VIE is required to consolidate the VIE. FIN No. 46 is effective immediately for any special-purpose entities and must be adopted for any pre-existing VIEs by the end of March 31, 2004.

The Company’s railcar leasing activities, as described above, include transactions with financial intermediaries that may constitute variable interest entities under the guidance of FIN No. 46. The preliminary evaluation of these arrangements to determine whether any of these arrangements involves a VIE or, if a VIE exists, whether the Company is the primary beneficiary of the VIE, concluded that it is unlikely that VIE’s will be consolidated. However, further interpretations of this standard could result in changes to that conclusion.

In December 2003, the FASB issued a revision of SFAS No. 132, “Employers Disclosure about Pensions and Other Post Retirement Benefits,” to expand disclosure requirements to include descriptions of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted the provisions of SFAS No. 132, as revised, on December 31, 2003 as reflected in Note 11. The adoption did not impact the consolidated financial statements, results of operations or liquidity of the Company.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

3. Inventories

Major classes of inventories are as follows:

	December 31

(in thousands)	2003	2002

Grain	$152,703	$156,742
Agricultural fertilizer and supplies	33,665	25,699
Lawn and garden fertilizer and corncob products	42,631	42,947
Retail merchandise	28,898	29,076
Railcar repair parts	1,572	1,455
Other	286	356

	$259,755	$256,275

4. Property, Plant and Equipment and Railcar Assets Leased to Others

The components of property, plant and equipment and railcar assets leased to others are as follows:

	December 31

(in thousands)	2003	2002

Land	$11,845	$11,735
Land improvements and leasehold improvements	30,086	29,122
Buildings and storage facilities	99,120	95,892
Machinery and equipment	124,753	121,911
Software	5,470	4,771
Construction in progress	1,293	2,369

	272,567	265,800
Less accumulated depreciation and amortization	180,118	172,861

	$92,449	$92,939

Railcar assets leased to others	$37,174	$32,144
Less accumulated depreciation	7,685	5,745

	$29,489	$26,399

On December 31, 2001, the Company entered into a sale-leaseback transaction with a financial institution; the Company accounts for its leaseback as a capital lease. These assets have a cost of $4.1 million and are included with railcar assets leased to others for both 2003 and 2002. Accumulated amortization for these assets was $0.5 and $0.3 million at December 31, 2003 and 2002, respectively.

5. Nonoperating Gains

During 2002, a conference facility owned by the Company was damaged by fire. This facility was insured for replacement value and the Company received insurance funds to repair the damaged assets. The 2002 gain of $0.3 million represents the insurance proceeds received in 2002 in excess of the net book value of the destroyed assets.

During 2000, a grain tank and related assets at the Company’s Albion, Michigan facility were destroyed in a windstorm. This facility was insured for replacement value and the Company received insurance funds to replace the assets lost. The 2001 gain of $0.3 million represents the insurance proceeds received in 2001 in excess of the net book value of the destroyed assets.

6. Short-Term Borrowing Arrangements

During 2003, the Company renewed its borrowing arrangement with a syndicate of banks. The arrangement, initially entered into in 2002, provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. Short-term borrowings under this arrangement totaled $48.0 and $70.0 million at December 31, 2003 and 2002, respectively. The borrowing arrangement terminates on October 29, 2004 but allows for indefinite renewals at the Company’s option and as long as certain covenants are met. Management expects to renew the arrangement prior to its termination date. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees. Prior to the 2002 syndication, the Company managed several separate lines of credit for unsecured short-term debt with banks. The following information relates to short-term borrowings:

		December 31
(in thousands, except percentages)	2003	2002	2001

Maximum amount borrowed	$127,200	$139,200	$130,400
Average daily amount borrowed	93,453	92,534	91,014
Weighted average interest rate	2.07%	3.24%	5.10%

7. Long-Term Debt and Interest Rate Contracts

Long-term debt consists of the following:

	December 31

(in thousands, except percentages)	2003	2002

Note payable, 5.55%, payable $143 monthly, remainder due 2012	$16,971	$17,758
Note payable, 6.95%, payable $317 quarterly, remainder due 2008	14,879	16,147
Note payable, 5.55%, payable $291 quarterly beginning in 2004, due 2016	10,541	10,681
Note payable, variable rate (2.56% at December 31, 2003), payable quarterly, due 2005	6,291	6,787
Industrial development revenue bonds:
Variable rate (1.21% at December 31, 2003), due 2019	4,650	4,650
Variable rate (1.25% at December 31, 2003), due 2025	3,100	3,100
Liabilities related to acquisition, discounted at 8.25%, due in variable quarterly installments through 2005	2,059	2,651
Debenture bonds, 5.50% to 8.00%, due 2004 through 2013	25,083	27,628
Obligations under capital lease	3,563	4,150
Other notes payable and bonds	442	495

	87,579	94,047
Less current maturities	5,452	9,775

	$82,127	$84,272

In connection with its short-term borrowing agreement with a syndicate of banks, the Company obtained an unsecured $50.0 million long-term line of credit. Borrowings under this line of credit will bear interest based on LIBOR, plus a spread. The long-term line of credit expires on

October 30, 2005, but may be renewed by the Company for an additional three years as long as covenants are met. After considering its standby letters of credit totaling $9.1 million at December 31, 2003, the Company had available borrowing capacity under this facility of $40.9 million.

The notes payable due 2008, 2012 and 2016 and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $27.7 million. The note payable due 2005 is collateralized by railcars with a book value of $5.4 million.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that require the Company, among other things, to:

•	maintain minimum working capital of $45.0 million and net equity (as defined) of $65.0 million;

•	limit the addition of new long-term recourse debt;

•	limit its unhedged grain position to 2.0 million bushels; and

•	restrict the amount of dividends paid.

The Company was in compliance with all covenants at December 31, 2003 and 2002.

The aggregate annual maturities of long-term debt, including sinking fund requirements and capital lease obligations, are as follows: 2004 — $5.5 million; 2005 — $10.3 million; 2006 — $11.2 million; 2007 — $8.1 million; 2008 — $16.4 million; and $36.1 million thereafter.

Interest paid (including interest on short-term lines of credit) amounted to $7.8 million, $10.1 million and $10.7 million in 2003, 2002 and 2001, respectively.

The Company has entered into derivative interest rate contracts to manage interest rate risk on short-term borrowings. The contracts convert variable interest rates to short-term fixed rates, consistent with projected borrowing needs. At December 31, 2003, the Company has entered into three forward starting short-term interest rate derivatives with a total notional amount of $30.0 million to hedge its short-term borrowings. These agreements fix interest rates between 2.06% and 2.39% and are effective at various terms between October 2004 and October 2005. The Company also had a three year swaption starting December 5, 2003, cancelable at the option of the bank on March 3, 2004, that fixes interest rates at 1.21% for a total notional amount of $15.0 million. The bank exercised its cancellation option on March 3, 2004. Although these instruments are intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for them as hedges. Changes in their fair value are included in interest expense in the statement of income.

The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2003.

Interest Rate			Initial
Hedging			Notional Amount		Interest
Instrument	Year Entered	Year of Maturity	(in millions)	Hedged Item	Rate

Cap	2000	2005	$12.5	Interest rate component of a long-term note payable – not accounted for as a hedge	7.66%
Swap	2001	2004	$14.6	Convert floating interest rate component of an operating lease to a fixed rate	3.27%
Corridor	2002	2006	$4.8	Interest rate component of a railcar debt financing	4.25% - 7.00%
Corridor	2002	2007	$4.3	Interest rate component of a railcar sale-leaseback transaction	4.25% - 7.00%
Cap	2003	2008	$1.4	Interest rate component of an operating lease – not accounted for as a hedge	3.95%

The initial notional amounts on the above instruments amortize monthly in the same manner as the underlying hedged item. Changes in the fair value of the caps are included in interest expense in the statements of income, as they are not accounted for as cash flow hedges. The swap and the interest rate corridors are designated as cash flow hedges with changes in their fair values included as a component of other comprehensive income or loss. Also included in accumulated other comprehensive income are closed treasury rate locks entered into to hedge the interest rate component of railcar lease transactions prior to their closing. The reclassification of these amounts from other comprehensive income into interest or cost of railcar sales occurs over the term of the hedged debt or lease, as applicable.

The fair values of all derivative instruments are included in other assets and notes receivable or other long-term liabilities. The net fair value amount for 2003 and 2002 was less than $0.1 million. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was a $0.1 million additional interest expense in 2003 and 2001 and $0.1 million interest credit for 2002. If there are no additional changes in fair value, the Company expects to reclassify $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2004. Counterparties to the short and long-term derivatives are large international financial institutions.

8. Income Taxes

Income tax provision (benefit) consists of the following:

	Year ended December 31

(in thousands)	2003	2002	2001

Current:
Federal	$5,124	$3,606	$3,311
State and local	758	200	117

	5,882	3,806	3,428

Deferred:
Federal	206	1,288	(496)
State and local	176	144	(43)

	382	1,432	(539)

Total:
Federal	5,330	4,894	2,815
State and local	934	344	74

	$6,264	$5,238	$2,889

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31

	2003	2002	2001

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of commissions paid to foreign sales corporation or excluded extraterritorial income	(3.6)	(3.2)	(11.3)
State and local income taxes, net of related federal taxes	3.4	1.4	0.4
Other, net	0.1	(0.5)	0.1

Effective tax rate	34.9%	32.7%	24.2%

Income taxes paid in 2003, 2002 and 2001 were $5.2 million, $2.5 million and $4.3 million, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31

(in thousands)	2003	2002

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(15,465)	$(14,084)
Prepaid employee benefits	(4,277)	(3,857)
Deferred income	(193)	—
Other	(386)	(344)

	(20,321)	(18,285)

Deferred tax assets:
Employee benefits	7,160	6,469
Deferred income	—	1,805
Accounts and notes receivable	1,237	1,246
Inventory	2,721	947
Investments	1,043	13
Other	321	348

	12,482	10,828

Net deferred tax liability	$(7,839)	$(7,457)

In 2002, the Company decreased a $1.9 million deferred tax asset related to its adoption of EITF Topic D-96 as discussed in Note 2. This amount was included in the statement of income as a cumulative effect of a change in accounting principle.

In 2002, the Company recorded a deferred tax asset of $0.5 million, related to the accounting for derivatives under Statement 133. The 2002 amount is included in other comprehensive income in the statement of shareholders’ equity.

We have recorded reserves for tax exposures based on our best estimate of probable and reasonably estimable tax matters. We do not believe that a material additional loss is reasonably possible for tax matters.

9. Stock Compensation Plans

The Company’s Amended and Restated Long-Term Performance Compensation Plan dated December 14, 2001 (the “LT Plan”) authorizes the Board of Directors to grant options and share awards to employees and outside directors for up to 2.1 million of the Company’s common shares. Options granted under the LT Plan have a maximum term of 10 years. Options granted to outside directors have a fixed term of five years and vest after one year. Options granted to management personnel under the LT Plan have a five-year term and vest 40% immediately, an additional 30% after one year and the remaining 30% after two years. Options granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant; accordingly, no compensation expense is recognized for these grants.

The LT Plan also permits awards of restricted stock. The Company issued 24 thousand, 15 thousand and 21 thousand restricted shares during 2003, 2002 and 2001, respectively; 26 thousand restricted shares remain outstanding at December 31, 2003. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares vest 50% after one year and the remaining 50% after two years. Restricted shares issued under the LT Plan are recorded at their fair value on the grant date with a corresponding charge to shareholders’ equity representing the unearned portion of the award. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to restricted stock issued under the LT Plan amounted to $0.2 million in each of 2003, 2002 and 2001.

Certain Company executives and outside directors have elected to receive a portion of their cash compensation in stock options and/or restricted stock issued under the LT Plan. These options and restricted stock vest immediately. The options have a ten-year term. There were 4 thousand, 3 thousand and 6 thousand restricted shares issued in lieu of cash compensation in 2003, 2002 and 2001, respectively and 10 thousand options issued in 2002.

The Company’s Employee Share Purchase Plan (the “ESP Plan”) allows employees to purchase common shares through payroll withholdings. The Company has reserved 300 thousand common shares for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. Employees purchased 23 thousand, 24 thousand and 33 thousand shares under the ESP Plan in 2003, 2002 and 2001, respectively. The Company records a liability for withholdings not yet applied towards the purchase of common stock. No compensation expense is recognized for stock purchases or options under the ESP Plan.

Pro forma information regarding net income and earnings per share required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” is included in Note 2 to the consolidated financial statements and is determined as if the Company accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions by year.

	2003	2002	2001
Long Term Performance Compensation Plan
Risk free interest rate	2.78%	4.42%	4.99%
Dividend yield	2.20%	2.60%	3.01%
Volatility factor of the expected market price of the Company’s common shares	.298	.300	.267
Expected life for the options (in years)	5.00	5.30	5.00
Employee Share Purchase Plan
Risk free interest rate	1.32%	2.17%	5.32%
Dividend yield	2.20%	2.60%	3.01%
Volatility factor of the expected market price of the Company’s common shares	.298	.300	.267
Expected life for the options (in years)	1.00	1.00	1.00

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	Long-Term Performance Compensation Plan
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(common shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	808	$9.37	915	$9.18	862	$9.24
Granted	205	12.70	171	10.00	224	8.63
Exercised	(205)	10.54	(239)	9.14	(93)	8.83
Expired/forfeited	(23)	9.23	(39)	9.12	(78)	8.68

Outstanding at end of year	785	$9.94	808	$9.37	915	$9.18

	2003	2002	2001
Weighted average fair value of options granted during year	$3.17	$2.62	$2.00

Options exercisable at end of year	611	662	732

Weighted average exercise price of options exercisable at end of year	$9.34	$9.35	$9.35

Options available for grant at December 31, 2003	641
Price range of options at December 31, 2003	$8.25 to $12.70
Weighted average remaining contractual life (in years)	4.10

The following table provides additional information about outstanding options categorized by exercise price.

			Weighted		Weighted
			Average		Average
		Weighted-	Remaining		Exercise Price
Range of	Outstanding	Average	Contractual	Vested	of Vested
Exercise Price	Options	Exercise Price	Life	Options	Options
$ 8.25 - $ 9.99	418	$8.56	4.05	418	$8.56
$10.00 - $11.74	164	$10.01	4.34	120	$10.01
$11.75 - $12.70	203	$12.70	4.01	73	$12.70

10. Other Commitments and Contingencies

Railcar leasing activities:

The Company is a lessor of railcars. The majority of railcars are leased to customers under operating leases that may be either net leases or full service leases under which the Company provides maintenance and fleet management services. The Company also provides such services to financial intermediaries to whom it has sold railcars and locomotives in non-recourse lease transactions. Fleet management services generally include maintenance, escrow, tax filings and car tracking services.

Many of the Company’s leases provide for renewals. The Company also generally holds purchase options for railcars it has sold and leased-back from a financial intermediary, and railcars sold in non-recourse lease transactions.

Lease income from operating leases to customers and rental expense for railcar leases were as follows:

	Year ended December 31
(in thousands)	2003	2002	2001
Rental and service income – operating leases	$12,653	$11,521	$9,896

Rental expense	$5,108	$5,007	$4,387

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income –	Minimum
(in thousands)	Operating Leases	Rental Expense
Year ended December 31
2004	$12,716	$5,868
2005	9,682	4,407
2006	7,086	2,792
2007	5,669	2,254
2008	4,678	2,001
Future years	13,303	6,749

	$53,134	$24,071

Other Leasing Activities:

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $4.9 million, $5.1 million and $5.4 million in 2003, 2002 and 2001, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2003 are as follows: 2004 — $2.7 million; 2005 — $2.5 million; 2006 — $1.2 million; 2007 — $1.2 million; 2008 — $1.0 million; and $4.5 million thereafter.

Other Commitments:

The Company has agreed to fund a research and development effort at a rate of $0.2 million per year for five years, ending June 30, 2007. The commitment may be satisfied, in part, by qualifying internal costs or expenditures to third parties.

The Company has from time to time entered into agreements which resulted in indemnifying third parties against certain potential liabilities. Management believes that judgments, if any, related to such agreements would not have a material effect on the Company’s financial condition, results of operations or cash flow.

11. Employee Benefit Plan Obligations

Defined Contribution Plans:

The Company provides retirement benefits for substantially all of its employees under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $1.4 million in each of 2003, 2002 and 2001. The Company also provides certain health insurance benefits to employees, including retirees.

Defined Benefit Plans:

The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its employees. The plans provide defined benefits based on years of service and average monthly compensation for the highest five consecutive years of employment within the final ten years of employment.

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a limit on the Company’s share for most retirees. Effective October 1, 2002, the Company amended its retiree health care plan to eliminate all retiree health care benefits for new employees hired after January 1, 2003. In addition, the Company has limited its premium contribution for future years to the rates in effect at December 31, 2002 plus a 3% inflation factor per year after that date. Finally, the Company raised its employee and retiree co-payments for all prescription drugs. These changes resulted in an $8.7 million reduction in the benefit obligation as measured at December 31, 2002.

The measurement date for all plans is December 31.

Obligation and Funded Status

Following are the details of the liability and funding status of the pension and postretirement benefit plans:

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$33,604	$26,959	$18,883	$18,950
Service cost	2,684	2,265	532	721
Interest cost	2,148	1,891	1,266	1,601
Actuarial (gains)/losses	4,631	4,040	1,562	7,011
Plan amendment	—	—	—	(8,658)
Participant contributions	—	—	132	120
Benefits paid	(1,779)	(1,551)	(947)	(862)

Benefit obligation at end of year	41,288	33,604	21,428	18,883

Change in plan assets
Fair value of plan assets at beginning of year	24,125	24,480	—	—
Actual gains (losses) on plan assets	5,878	(3,310)	—	—
Company contributions	4,296	4,506	815	742
Participant contributions	—	—	132	120
Benefits paid	(1,779)	(1,551)	(947)	(862)

Fair value of plan assets at end of year	32,520	24,125	—	—

Funded (underfunded) status of plans at end of year	(8,768)	(9,479)	(21,428)	(18,883)
Unrecognized net actuarial loss	14,591	14,670	16,773	16,063
Unrecognized prior service cost	63	89	(6,727)	(7,216)

Prepaid (accrued) benefit cost	$5,886	$5,280	$(11,382)	$(10,036)

Amounts recognized in the consolidated balance sheets at December 31 consist of:

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2003	2002	2003	2002
Accrued expenses	$(548)	$(548)	$—	$—
Pension asset	6,434	5,828	—	—
Employee benefit plan obligations	—	—	(11,382)	(10,036)

Net amount recognized	$5,886	$5,280	$(11,382)	$(10,036)

Included in employee and benefit plan obligations are $2.7 million and $1.7 million at December 31, 2003 and 2002, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s primary defined contribution plan. Assets funding this plan are recorded on the Company’s consolidated balance sheet at fair value in prepaid expenses and other current assets.

Amounts applicable to an unfunded Company defined benefit plan with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2003	2002
Projected benefit obligation	$858	$1,252

Accumulated benefit obligation	$451	$228

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2003	2002	2001	2003	2002	2001
Service cost	$2,684	$2,265	$1,884	$532	$721	$610
Interest cost	2,148	1,891	1,560	1,266	1,601	1,224
Expected return on plan assets	(2,182)	(2,197)	(2,366)	—	—	—
Amortization of prior service cost	26	26	26	(489)	(122)	—
Recognized net actuarial loss	1,014	246	25	852	587	420
Amortization of net transition obligation	—	—	—	—	83	111

Benefit cost	$3,690	$2,231	$1,129	$2,161	$2,870	$2,365

Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2003	2002	2001	2003	2002	2001
Used to Determine Benefit Obligations at Measurement Date
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—

The expected long-term return on plan assets was determined based on the current asset allocation and historical results from plan inception. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels and is disclosed in the Plan Assets section of this Note. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

Assumed Health Care Cost Trend Rates at Beginning of Year

	2003	2002
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2008	2008

The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2003	$316	$(252)
Effect on postretirement benefit obligation as of December 31, 2003	412	(372)

To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. Assets of the trust amounted to $4.1 million and $4.0 million at December 31, 2003 and 2002, respectively, and are included in prepaid expenses and other current assets.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act was signed into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. Because implementing regulations under the legislation have not been issued and the implications of the legislation’s provisions on our retiree healthcare programs need to be fully assessed, we have elected to defer the accounting for the changes in Medicare. We will account for the effects of this legislation in the period in which authoritative guidance on the accounting for the federal subsidy is issued. The Company has not estimated the impact on our accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2003	2002
Equity securities	75%	65%
Debt securities	19%	22%
Cash and equivalents	6%	13%

	100%	100%

The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:

•	ensure superior long term capital growth and capital preservation

•	reduce the level of the unfunded accrued liability in the plan, and

•	offset the impact of inflation

Risks of investing are managed through asset allocation and diversification and are monitored by the Company’s pension committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to minimize risk, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction doesn’t apply to mutual funds.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security
Equity based	60%	80%	<10%
Fixed income based	20%	35%	<5%
Cash and equivalents	1%	5%	<5%

There is no equity or debt of the Company included in the assets of the defined benefit plan. The December 31, 2003 and 2002 balances are outside the portfolio market value limits as significant a result of end of year contributions made and held as a cash or cash equivalent on the measurement date.

Cash Flows

The Company plans to contribute the minimum required contribution to its qualified defined benefit plan in 2004. The Company reserves the right to make contributions in excess of the legally required minimum contribution level, and, in fact, has done so in recent years.

12. Fair Values of Financial Instruments

The fair values of the Company’s cash equivalents, margin deposits, short-term borrowings and certain long-term borrowings approximate their carrying values since the instruments are close to maturity and/or carry variable interest rates based on market indices. The Company accounts for investments in affiliates on the equity method. The estimated fair value of these investments could not be obtained without incurring excessive costs as these investments have no quoted market price.

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 12 years. Based upon current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2003 and 2002, as follows:

(in thousands)	Carrying Amount	Fair Value
2003:
Long-term notes payable	$44,450	$44,900
Debenture bonds	25,083	25,919

	$69,533	$70,819

2002:
Long-term notes payable	$47,237	$49,242
Debenture bonds	27,628	27,863

	$74,865	$77,105

13. Business Segments

The Company’s operations include four reportable business Groups that are distinguished primarily on the basis of products and services offered. The Agriculture Group includes grain merchandising, the operation of terminal grain elevator facilities and the manufacture and distribution of agricultural inputs, primarily fertilizer, to dealers and farmers. The Rail Group includes the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Processing Group includes the production and distribution of lawn care and corncob-based products. The Retail Group includes the operation of six large retail stores, a distribution center and a lawn and garden equipment sales and service shop.

Included in Other are the corporate level amounts not attributable to an operating Group and the marketing of the Company’s excess real estate.

The segment information below (in thousands) includes the allocation of expenses shared by one or more Groups. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. Operating income (loss) for each Group is based on net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets. Capital expenditures include additions to property, plant and equipment, software and intangible assets.

2003	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$899,174	$35,200	$134,017	$178,573	$—	$1,246,964
Inter-segment sales	12,280	914	1,146	—	—	14,340
Other income (net)	2,518	90	964	835	641	5,048
Interest expense (income) (a)	5,134	925	1,906	1,320	(1,237)	8,048
Operating income (loss)	13,868	4,062	1,022	3,413	(4,400)	17,965
Identifiable assets	272,229	50,263	83,577	55,526	31,024	492,619
Capital expenditures	7,507	558	1,262	1,397	1,025	11,749
Railcar expenditures	—	20,498	—	—	—	20,498
Depreciation and amortization	5,986	3,064	2,272	2,470	1,347	15,139

2002	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$762,268	$18,747	$114,315	$181,197	—	$1,076,527
Inter-segment sales	8,330	877	1,216	—	—	10,423
Other income (net)	1,340	41	501	685	872	3,439
Gain on insurance settlement	—	—	—	—	302	302
Interest expense (income) (a)	5,772	1,068	2,333	1,546	(907)	9,812
Operating income (loss)	15,154	1,563	(1,322)	4,003	(3,396)	16,002
Cumulative effect of change in accounting principle, net of tax effect	3,480	—	—	—	—	3,480
Identifiable assets	263,651	35,378	85,140	57,046	28,003	469,218
Capital expenditures	5,760	199	832	1,694	1,349	9,834
Railcar expenditures	—	8,203	—	—	—	8,203
Depreciation and amortization	5,950	2,525	2,263	2,415	1,161	14,314

2001	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$658,524	$31,061	$112,827	$177,949	$—	$980,361
Inter-segment sales	5,645	930	1,212	—	—	7,787
Other income (net)	1,196	248	300	618	1,141	3,503
Gain on insurance settlement	338	—	—	—	—	338
Interest expense (income) (a)	6,179	1,846	3,428	1,900	(1,783)	11,570
Operating income (loss)	19,765	(349)	(7,654)	1,868	(1,699)	11,931
Cumulative effect of change in accounting principle, net of tax effect	—	—	—	—	(185)	(185)
Identifiable assets	244,289	45,037	84,709	57,289	27,000	458,324
Capital expenditures	5,845	166	1,549	907	688	9,155
Railcar expenditures	—	21,790	—	—	—	21,790
Depreciation and amortization	6,399	2,432	2,341	2,426	666	14,264

(a)	The interest income reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Grain sales for export to foreign markets amounted to approximately $181 million, $149 million and $191 million in 2003, 2002 and 2001, respectively.

Grain sales of $197 million, $154 million and $122 million in 2003, 2002, and 2001, respectively, were made to Cargill, Inc.

14. Subsequent Events

On February 12, 2004, the Company announced the completion of an acquisition of rolling stock and leasing assets from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc.. The assets, which include approximately 6,700 railcars, 48 locomotives and contracts to manage an additional 2,600 railcars for third-party investors, were purchased for $82.4 million and will be owned by several subsidiaries under TOP CAT Holdings LLC. TOP CAT Holdings is a newly formed LLC in which the Company is the sole equity investor. Assets will be managed by the Company’s Rail Group and are currently under lease in the United States, Canada and Mexico. Non-recourse financing of approximately $86.4 million was obtained to complete the asset purchase. The Company expects to complete its purchase price allocation in the first quarter of 2004 but anticipates the majority of cost will be allocated to the railcars and locomotives with some definite-lived intangible assets.

15. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2003 and 2002.

(in thousands, except for per common share data)

			Income (Loss) before
			Cumulative Effect		Net Income (Loss)
				Per Share-		Per Share-
Quarter Ended	Net Sales	Gross Profit	Amount	Basic	Amount	Basic
2003
March 31	$238,651	$32,883	$(481)	$(0.07)	$(481)	$(0.07)
June 30	312,150	47,729	7,793	1.09	7,793	1.09
September 30	253,027	30,238	(2,349)	(0.33)	(2,349)	(0.33)
December 31	443,136	53,244	6,738	0.94	6,738	0.94

Year	$1,246,964	$164,094	$11,701	1.64	$11,701	1.64

2002
March 31	$215,561	$35,015	$681	$0.09	$4,161	$0.57
June 30	301,001	48,919	8,328	1.14	8,328	1.14
September 30	204,868	33,779	(630)	(0.09)	(630)	(0.09)
December 31	355,097	45,388	2,385	0.33	2,385	0.33

Year	$1,076,527	$163,101	$10,764	1.48	$14,244	1.96

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2003 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board’s Audit Committee, which is composed entirely of independent directors, meets regularly with management, internal audit and the independent auditors to review accounting, auditing and financial matters.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the fourth quarter of 2003 or subsequent to the date of the Certifying Officers’ evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 13, 2004 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Share Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

The information set forth under “Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2003, 2002 and 2001	72

             All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. Employee Share Purchase Plan * (Incorporated by reference to Appendix C to Registration Statement No. 33-58963).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; the Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.8	Amended and Restated Asset Purchase agreement by and among Progres Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004)

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Corporate Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

* Management contract or compensatory plan.

       The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on October 22, 2003 which contained the Company’s third quarter press release.

(c)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(d)	Financial Statement Schedule

The financial statement schedule listed in 15(a)(2) follows “Signatures.”

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

Signature	Title	Date	Signature	Title	Date
/s/Michael J. Anderson Michael J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	3/11/04	/s/Paul M. Kraus Paul M. Kraus	Director	3/11/04
/s/Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	3/11/04	/s/Donald L. Mennel Donald L. Mennel	Director	3/11/04
/s/Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	3/11/04	/s/David L. Nichols David L. Nichols	Director	3/11/04
/s/Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/11/04	/s/Sidney A. Ribeau Sidney A. Ribeau	Director	3/11/04
/s/Thomas H. Anderson Thomas H. Anderson	Director	3/11/04	/s/Charles A. Sullivan Charles A. Sullivan	Director	3/11/04
/s/John F. Barrett John F. Barrett	Director	3/11/04	/s/Jacqueline F. Woods Jacqueline F. Woods	Director	3/11/04

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(1)	End of
Description	Period	Expenses	Accounts –	Deductions	Period
Allowance for Doubtful Accounts Receivable – Year ended December 31
2003	$3,014	$319	$—	$1,059	$2,274
2002	2,701	514	—	201	3,014
2001	3,084	448	—	831	2,701
Allowance for Doubtful Notes Receivable – Year ended December 31
2003	$222	$37	$—	$—	$259
2002	472	(161)	—	89	222
2001	698	(224)	—	2	472

(1) Uncollectible accounts written off, net of recoveries

THE ANDERSONS, INC.

EXHIBIT INDEX

Exhibit
Number
10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Accountants

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Corporate Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications