Form 10-Q
period 2004-03-31
ANDERSONS INC
filed 2004-05-07
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check [✓] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No [  ]

Indicate by check [✓] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]   No [  ]

The registrant had 7.2 million common shares outstanding, no par value, at May 1, 2004.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2004	2003	2003
Current assets:
Cash and cash equivalents	$3,624	$6,444	$7,038
Restricted cash	1,993	—	—
Accounts and notes receivable:
Trade receivables (net)	86,149	67,375	79,057
Margin deposits	32,385	1,171	—

	118,534	68,546	79,057
Inventories:
Grain	154,908	152,703	135,271
Agricultural fertilizer and supplies	51,228	33,665	42,863
Lawn and garden fertilizer and corncob products	39,524	42,631	34,967
Railcar repair parts	1,491	1,572	1,543
Retail merchandise	32,864	28,898	33,458
Other	311	286	352

	280,326	259,755	248,454
Railcars available for sale	10,032	1,448	414
Deferred income taxes	3,910	3,563	4,209
Prepaid expenses and other current assets	19,583	17,223	14,959

Total current assets	438,002	356,979	354,131
Other assets:
Pension asset	6,618	6,434	4,863
Other assets and notes receivable (net)	12,743	4,806	6,499
Investments in and advances to affiliates	3,061	2,462	2,206

	22,422	13,702	13,568
Railcar assets leased to others (net)	101,062	29,489	29,783
Property, plant and equipment:
Land	12,022	11,845	11,735
Land improvements and leasehold improvements	30,395	30,086	29,378
Buildings and storage facilities	101,721	99,120	95,857
Machinery and equipment	125,933	124,753	123,733
Software	5,582	5,470	4,884
Construction in progress	1,786	1,293	2,632

	277,439	272,567	268,219
Less allowances for depreciation and amortization	182,611	180,118	175,662

	94,828	92,449	92,557

	$656,314	$492,619	$490,039

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2004	2003	2003
Current liabilities:
Notes payable	$174,000	$48,000	$118,200
Accounts payable for grain	33,775	88,314	27,797
Other accounts payable	72,019	72,291	66,719
Customer prepayments and deferred revenue	46,508	34,366	36,695
Accrued expenses	15,069	19,024	17,498
Current maturities of long-term debt – non-recourse	9,017	—	—
Current maturities of long-term debt	4,821	5,452	10,281

Total current liabilities	355,209	267,447	277,190
Deferred income and other long-term liabilities	1,296	1,359	1,513
Employee benefit plan obligations	15,129	14,493	12,626
Long-term debt – non-recourse, less current maturities	77,036	—	—
Long-term debt, less current maturities	81,248	82,127	84,481
Deferred income taxes	10,904	11,402	9,479

Total liabilities	540,822	376,828	385,289
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	67,407	67,179	66,723
Treasury shares (1,171, 1,229 and 1,244 shares at 3/31/04, 12/31/03 and 3/31/03, respectively; at cost)	(12,727)	(13,118)	(12,552)
Accumulated other comprehensive loss	(302)	(355)	(723)
Unearned compensation	(301)	(120)	(263)
Retained earnings	61,331	62,121	51,481

	115,492	115,791	104,750

	$656,314	$492,619	$490,039

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31
	2004	2003
Sales and merchandising revenues	$275,050	$238,651
Cost of sales and merchandising revenues	238,988	205,768

Gross profit	36,062	32,883
Operating, administrative and general expenses	34,744	32,438
Interest expense	2,666	2,303
Other income, net	953	1,129

Loss before income taxes	(395)	(729)
Income tax credit	(149)	(248)

Net loss	$(246)	$(481)

Per common share:
Basic earnings (loss)	$(0.03)	$(0.07)

Diluted earnings (loss)	$(0.03)	$(0.07)

Dividends paid	$0.075	$0.070

Weighted average shares outstanding-basic	7,218	7,181

Weighted average shares outstanding-diluted	7,218	7,181

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31
	2004	2003
Operating Activities
Net income (loss)	$(246)	$(481)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	4,733	3,747
Gain on sale of property, plant and equipment	(91)	(252)
Realized and unrealized (gain) loss on railcars	(445)	103
Deferred income taxes	(846)	(2,124)
Other	224	157

Cash provided by operations before changes in operating assets and liabilities	3,329	1,150
Changes in operating assets and liabilities:
Accounts and notes receivable	(49,988)	(19,257)
Inventories	(20,571)	7,821
Prepaid expenses and other assets	(2,333)	(3,189)
Accounts payable for grain	(54,539)	(47,624)
Other accounts payable and accrued expenses	10,244	21,273

Net cash used in operating activities	(113,858)	(39,826)
Investing Activities
Purchases of property, plant and equipment	(5,504)	(2,911)
Purchases of railcars	(86,026)	(4,006)
Proceeds from sale of railcars	4,930	5
Proceeds from sale of property, plant and equipment	146	535
Acquisition of intangibles related to railcars	(3,891)	—
Restricted cash	(1,993)	—
Investment in affiliates	(675)	(1,210)

Net cash used in investing activities	(93,013)	(7,587)
Financing Activities
Net increase in short-term borrowings	126,000	48,200
Proceeds from issuance of long-term debt	238	1,981
Proceeds from issuance of non-recourse, securitized long-term debt	86,400	—
Payments on long-term debt	(1,748)	(1,267)
Payments of non-recourse, securitized long-term debt	(348)	—
Payments of debt issuance costs	(4,583)	—
Change in overdrafts	(1,743)	118
Proceeds from sale of treasury shares to employees and directors	378	280
Dividends paid	(543)	(505)
Purchase of common shares	—	(451)

Net cash provided by financing activities	204,051	48,356
Increase (decrease) in cash and cash equivalents	(2,820)	943
Cash and cash equivalents at beginning of period	6,444	6,095

Cash and cash equivalents at end of period	$3,624	$7,038

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
Balance at January 1, 2003	$84	$66,662	$(12,558)	$(815)	$(73)	$52,465	$105,765

Net income						11,701	11,701
Other comprehensive income:
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($.285 per common share)						(2,045)	(2,045)

Balance at December 31, 2003	84	67,179	(13,118)	(355)	(120)	62,121	115,791

Net loss						(246)	(246)
Other comprehensive income:
Cash flow hedge activity				53			53

Comprehensive loss							(193)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $200 (58 shares)		228	391		(241)		378
Amortization of unearned compensation					60		60
Dividends declared ($.075 per common share)						(544)	(544)

Balance at March 31, 2004	$84	$67,407	$(12,727)	$(302)	$(301)	$61,331	$115,492

See notes to condensed consolidated financial statements

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2003 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Note B–	In February 2004, the Company acquired railcar rolling stock and leasing assets (railcars and a limited number of locomotives) from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc., for $82.4 million plus $1.6 million directly to a financial institution for the exercise of a purchase option assigned to the Company by the sellers and $1.0 million in acquisition costs. The acquisition was financed primarily with long-term borrowings collateralized solely by the railcar rolling stock and current and future leases. The acquisition is accounted for under the purchase method of accounting. The preliminary allocation of cost to the acquired assets (in thousands) is as follows:

Railcar assets leased to others	$73,160
Railcars available for sale	8,371
Intangible assets (primarily customer lists)	3,891
Residual value guarantee liabilities assumed	(444)

Total cost of acquired assets	$84,978

The acquisition costs have been allocated to intangible assets and railcars on the basis of appraised value. Intangible assets will be amortized over 5 years. Railcar assets leased to others are depreciated over the shorter of their remaining useful life, which is limited by an economic life of 40 or 50 years depending on car type and year built, or 15 years. Railcars available for sale are not depreciated as they are not productive assets but they are stated at the lower of cost or market value. The assets acquired are located in the United States, Canada and Mexico. The final purchase price allocation remains open for final legal and professional fees relating to the transaction.

The financing agreements consist of three tranches of AAA-rated debt totaling $81.4 million and an additional $5 million of B-rated subordinated debt. This AAA-rated debt is insured by Municipal Bond Insurance Association. Financing costs of $4.6 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. Following is a schedule of the long-term debt outstanding at March 31, 2004 (in thousands):

Class A-1 Railcar Notes due 2019, 2.79%, payable $600,000 monthly	$29,000
Class A-2 Railcar Notes due 2019, 4.57%, payable $600,000 monthly beginning after Class A-1 notes have been retired	21,000
Class A-3 Railcar Notes due 2019, 5.13%, payable $183,333 monthly	31,053
Subordinated Class B Railcar Notes due 2019, 14.00%, payable $50,000 beginning August 2004	5,000

86,053
Less current maturities	9,017

$77,036

All of the debt and most of the assets are held by three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, a wholly-owned subsidiary of the Company. The debt holders have recourse only to the assets of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as Indenture Trustee. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The Indenture Trustee ensures that the bankruptcy remote entities are managed in accordance with the Indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.

All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur between 2012 and 2016 based on debt amortization requirements of the Indenture. There is also an early redemption clause beginning in 2011 at the option of the Company. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.

Note C–	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123,

“Accounting for Stock-Based Compensation.” Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123. The following table presents pro forma stock compensation expense, net of tax, net income (loss) and earnings (loss) per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with our restricted stock award plan and was less than $0.1 million in both periods.

	Three Months Ended March 31
(in thousands)	2004	2003
Net loss reported	$(246)	$(481)
Add: Stock–based compensation expense included in reported net income, net of related tax effects	60	48
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(324)	(265)

Pro forma net loss	$(510)	$(698)

Earnings per share:
Basic – as reported	$(0.03)	$(0.07)

Basic – pro forma	$(0.07)	$(0.10)

Diluted – as reported	$(0.03)	$(0.07)

Diluted – pro forma	$(0.07)	$(0.10)

Note D –	Basic earnings (loss) per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and restricted shares.

	Three Months Ended
	March 31
	2004	2003
Weighted average shares outstanding – basic	7,218	7,181
Restricted shares and shares contingently issuable upon exercise of options	—	—

Weighted average shares outstanding - diluted	7,218	7,181

Diluted earnings per share in the first quarter of both 2004 and 2003, excludes the impact of approximately one million employee stock options as such options were antidilutive.

Note E –	Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company.

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2004	2003	2004	2003
Service Cost	$781	$671	$152	$133
Interest cost	622	537	327	316
Expected return on plan assets	(740)	(545)	—	—
Amortization of prior service cost	6	6	(122)	(122)
Recognized net actuarial loss	250	253	217	213

Benefit cost	$919	$922	$574	$540

The Company made contributions to its defined contribution pension plan of $0.6 million in the first quarter of 2004. There was no contribution made in the first quarter of 2003. The Company will make a minimum 2004 contribution of $2.7 million and could increase that up to the maximum tax deductible amount, currently calculated at $3.4 million.

The postretirement benefit plan is not funded. Contributions in the quarter represent actual claim payments of insurance premiums for covered retirees. In the first quarter of 2004 and 2003, respectively, $0.1 million and $0.2 million of payments were made.

Note F –	In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. In December 2003, the FASB issued FIN 46 (Revised December 2003), which superseded FIN 46 and FASB Staff Position (“FSP”) No. 46-6. This interpretation delayed the effective date for VIEs created prior to February 1, 2003 and was effective for public companies for periods ending after March 15, 2004. This interpretation had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 R, “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS No. 132 R (see Note E) for the quarter ended March 31, 2004.

In January 2004, the FASB issued an FSP on SFAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”).” The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and we expect that this legislation will eventually reduce our costs for some of these programs. We await further guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions. Based on the uncertainties related to the appropriate accounting methodology for this event, we have elected to defer financial recognition of this legislation until the FASB issues final guidance. This FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until final guidance is issued. As a result, our measurement of the net periodic postretirement benefit expense as of March 31, 2004 does not reflect the effect of the Act. The final guidance may require us to change previously reported information.

Note G Segment Information

Results of Operations – Segment Disclosures
(in thousands)

First Quarter 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$184,193	$11,080	$45,226	$34,551	$—	$275,050
Inter-segment sales	1,296	224	600	—	—	2,120
Other income	530	97	51	156	119	953
Interest expense (credit)(a)	1,477	830	483	286	(410)	2,666
Operating income (loss)	(1,529)	1,291	3,212	(2,317)	(1,052)	(395)
Identifiable assets	328,727	137,573	105,023	59,222	25,768	656,313

First Quarter 2003	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$149,905	$4,382	$52,420	$31,944	$—	$238,651
Inter-segment sales	3,441	243	440	—	—	4,124
Other income	571	50	203	138	167	1,129
Interest expense (credit)(a)	1,453	232	577	369	(328)	2,303
Operating income (loss)	(1,032)	304	3,739	(2,623)	(1,117)	(729)
Identifiable assets	260,668	38,737	102,402	61,039	27,193	490,039

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; interest rates; and income tax law changes.

Critical Accounting Policies and Estimates

Our critical accounting estimates, as described in our 2003 Form 10-K, have not materially changed during the first quarter of 2004. We adopted new accounting standards, as identified in Note F, but there were no material changes to critical accounting policies and estimates as a result.

Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003:

Sales and merchandising revenues	2004	2003
Agriculture	$184,193	$149,905
Rail	11,080	4,382
Processing	45,226	52,420
Retail	34,551	31,944

Total	$275,050	$238,651

Sales and merchandising revenues for the three months ended March 31, 2004 totaled $275.1 million, an increase of $36.4 million, or 15%, from the first quarter of 2003. Sales in the Agriculture Group were up $34.1 million, or 24%. Grain sales were up $27.9 million, or 24%, due to a 7% increase in the average price per bushel sold along with a 17% increase in volume. Although the Company shipped a large quantity of grain in the fourth quarter of 2003 that it expected to ship in 2004, bushel receipts in 2004 are above expectations to date and demand for grain continues to be strong in the Company’s customer base. U.S. carryover stocks of corn are projected to decline to their lowest level in several years. This has helped to create the higher prices that are encouraging producers to increase plantings in 2004. Sales of fertilizer in the plant nutrient division were up $6.2 million, or 22%, due to a 13% increase in tons sold and an 8% increase in the weighted average price per ton sold.

Merchandising revenues in the Agriculture Group were up $0.2 million, or 3%, due primarily to increases in fees for contracts and income earned on the Company’s market positions. In addition, after several quarters of decreasing space income, the Company realized a small increase in space income during the first quarter of 2004 as compared to the first quarter of 2003. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at March 31, 2004 were 53.5 million bushels, of which 14.9 million bushels were stored for others. This compares to 55.2 million bushels on hand at March 31, 2003, of which 13.7 million bushels were stored for others. In the first quarter of 2004, the Company completed the purchase of a 3.5 million bushel capacity grain elevator, located in Oakville, Indiana. The Company had leased and operated this facility since September of 2003.

Good April weather has favorably impacted the pace of planting in our region. The Company cautions, however, that poor weather in its primary markets from now through August can significantly affect yields and negatively impact the quantity and quality of grain stored and handled. The condition of winter wheat in Ohio, harvested in July, is slightly worse than last year. The increased prices of grain appear to have also favorably impacted demand for fertilizer.

The Rail Group had a $6.7 million, or 153%, increase in sales. Of the increase, $2.0 million was related to sales of railcars to customers or financial institutions. Approximately $1.7 million was generated from the Company’s existing lease fleet and $2.9 million was generated on the newly acquired railcar and locomotive fleet for the period since February 12, 2004 (date the acquisition was completed). There were no significant sales of railcars during the first quarter of 2003. Railcars under management at March 31, 2004 were 12,872 (including the fleet of 6,653 acquired in February) compared to 5,747 under management at March 31, 2003. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) on the railcars managed before the February fleet acquisition, increased from 86% to 91% from March 31, 2003 to March 31, 2004.

Recent lease renewals and higher utilization have provided evidence of an improved railcar leasing market. Currently the supply of idle railcars is low in the areas that we serve, driving up our utilization and lease rates. We have also been able to sign leases for longer periods of time than in the prior year. The railcar repair and metal fabrication shops also had a $0.1 million, or 15%, sales increase over the first quarter of 2003, primarily related to expansion into South Carolina.

The Processing Group had a $7.2 million, or 14%, decrease in sales resulting primarily from a 21% volume decrease in the lawn business, partially offset by a 6% increase in the average price per ton sold. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 23% and sales down 16%. In 2003, we were producing a new line of products that was being introduced by a major marketer. Volume sold in 2003 represents the initial load-in of the product in retail stores.

The professional lawn business had a 15% decrease in sales and a 17% decrease in tons sold, primarily due to the cold weather which delayed the season’s start for many lawn care operators. Tons sold in the professional market include higher margin tons sold for golf course application and lower margin tons sold to lawn care operators. The first quarter of the year is typically the biggest for the lawn business as retailers, golf courses and other lawn care organizations prepare for the spring lawn and garden season. The cob-based business, a much smaller component of the Processing Group, had a 1% increase in sales, primarily due to a change in the mix of products sold.

The Retail Group had a $2.6 million, or 8%, increase in same-store sales in the first quarter of 2004 when compared to the first quarter of 2003. All stores showed sales increases. Our most significant percentage increases have occurred in the Columbus market. Increased customer counts have supported this increase in sales.

April sales have continued showing improvement from the prior year, although at a smaller increase. Commissions on third party meat market sales (now in four of our six stores) are up 56%. This area continues to draw customers and has helped drive the sales increases in the adjacent specialty food and wine departments.

Gross profit	2004	2003
Agriculture	$13,718	$13,753
Rail	5,069	2,142
Processing	7,859	8,482
Retail	9,416	8,506

Total	$36,062	$32,883

Gross profit for the first quarter of 2004 totaled $36.1 million for the Company, an increase of $3.2 million, or 10%, from the first quarter of 2003. Gross profit in the Agriculture Group was flat, resulting primarily from the small increase in merchandising revenues mentioned previously and a reduction in gross profit on grain sales, partially offset by a $0.3 million increase in gross profit in our Plant Nutrient Division. The fertilizer gross profit increase resulted from the volume increase mentioned previously, partially offset by a 6% decrease in gross profit per ton sold.

Gross profit in the Rail Group increased $2.9 million, or 137%. This increase included an increase of $0.3 million for car sales in the first quarter and $0.2 million of increased gross profit in the repair and fabrication shops. Lease fleet income increased by $2.4 million, of which $1.5 million was due to the newly acquired fleet (see Note B) during the quarter and the remainder due to new and renewal lease activity on the base fleet at slightly higher rates.

Gross profit for the Processing Group decreased $0.6 million, or 7%, all from the lawn businesses. This is primarily due to the volume decreases discussed earlier as gross profit per ton has increased. Costs per ton have also risen due primarily to the increased cost of urea and other raw materials. However, an increase in sales prices preserved, and even slightly increased, the gross profit per ton.

Gross profit in the Retail Group increased $0.9 million, or 11%, from the first quarter of 2003. This was due to steady sales margins along with favorable results from the Group’s first quarter physical inventory count.

Operating, administrative and general expenses for the first quarter of 2004 totaled $34.7 million, a $2.3 million, or 7%, increase from the first quarter of 2003. Included in this increase is $1.3 million related to growth in the Rail and Agriculture Group, $0.9 million of which is depreciation and amortization of acquired assets. If this growth related expense increase is removed, the $1.0 million increase for the existing business is 3% higher than the first quarter of 2003 and represents a variety of cost increases.

We have incurred limited external expense to date relating to our project to comply the Securities and Exchange Commission requirement for Management’s Report on Internal Control over Financial Reporting, however we anticipate increased expenses for this project through the end of 2004. In addition, a significant amount of time and energy is being spent on this project.

Interest expense for the first quarter of 2004 was $2.7 million, a $0.4 million, or 16%, increase from 2003. Average 2004 daily short-term borrowings were 28% higher than the first quarter of 2003 and the average daily short-term interest rate decreased from 2.5% for the first quarter of 2003 to 1.8% for the first quarter of 2004. The Company’s outstanding recourse long-term debt (including current maturities) decreased 9% from March 31, 2003 to March 31, 2004. However, the Company issued $86.4 million of non-recourse, securitized debt to complete the railcar acquisition on February 12, 2004. Long-term interest increased 30% due to this new issuance.

Operating income (loss)	2004	2003
Agriculture	$(1,529)	$(1,032)
Rail	1,291	304
Processing	3,212	3,739
Retail	(2,317)	(2,623)
Other	(1,052)	(1,117)

Total	$(395)	$(729)

As a result of the above, the pretax loss of $0.4 million for the first quarter of 2004 was $0.3 million better than the pretax loss of $0.7 million recognized in the first quarter of 2003. An income tax benefit of $0.1 million was provided at an expected effective annual rate of 37.7%. In the first quarter of 2003, the income tax benefit was provided at 34.0%. The Company’s actual 2003 effective tax rate was 34.9%. The current 2004 effective tax rate of 37.7% anticipates a higher state and local income tax rate and lower tax benefits from extraterritorial income exclusions.

Liquidity and Capital Resources

The Company’s operations used cash of $113.9 million in the first three months of 2004, a significant increase of $74.0 million over the same period in 2003. The primary cause of this change related to escalating commodity prices, impacting our margin deposits and inventory values and was funded through the Company’s short-term lines of credit, maintained for this purpose. Net working capital at March 31, 2004 was $82.8 million, a $6.7 million decrease from December 31, 2003 and a $5.9 million increase from the March 31, 2003 working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company entered into a borrowing arrangement with a syndicate of banks, which provides the Company with $150 million in short-term lines of credit and an additional

$50 million in a three-year line of credit. The short-term line of credit was increased by $20 million on March 29 and another $20 million on April 14 in response to current needs. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $174.0 million on its short-term line of credit at March 31, 2004. Peak short-term borrowing for the Company to date is $188.5 million on April 8, 2004. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At March 31, 2004, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.1 million and was recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.075 per common share was paid January 22, 2004. Cash dividends of $0.07 per common share were paid quarterly in 2003. A cash dividend of $0.075 per common share was declared on April 1, 2004 and was paid on April 22, 2004. The Company made income tax payments of $1.2 million in the first quarter of 2004 and expects to make payments totaling approximately $7.3 million for the remainder of 2004. During the first quarter of 2004, the Company issued approximately 58 thousand shares to employees under its share compensation plans.

Total capital spending for 2004 on property, plant and equipment is expected to approximate $21.0 million and is expected to include $5.3 million for investments, acquisitions and improvements in Agriculture Group facilities and $1.0 million for information systems. The remaining amount of $14.7 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.5 million. In addition to the above spending, the Company also expects to spend up to $25.0 million in 2004 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. This $25 million is in addition to the significant railcar purchase described in Note B.

The Company increased its investment in Lansing Grain Company, LLC in February 2004. The Company now owns 22.1% of the equity and accounts for it on the equity method. The Company also holds an option to increase its investment in each of the next four years with the potential of attaining majority ownership in 2008.

As described in Note B, the Company purchased approximately 6,700 railcars and 48 in a fleet acquisition completed in February 2004 for $84.0 million plus $1.0 million in transaction costs.. As part of this acquisition, the Company also acquired management contracts for an additional 2,400 railcars owned by third-party investors. The majority of the purchased railcars acquired are in lease service. To finance the transaction, $86.4 million of non-recourse, securitized debt was issued by the Company or its subsidiaries.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at March 31, 2004. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The new long-term debt obtained as part of the acquisition described in Note B is securitized by the assets held by the three wholly-owned bankruptcy-remote entities.

Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and/or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of March 31, 2004 are as follows:

	Payments Due by Period
	Less than			After 5
Contractual Obligations (in thousands)	1 year	1-3 years	4-5 years	years	Total
Long-term debt	$4,474	$19,510	$24,349	$34,312	$82,645
Long-term debt, securitized, non-recourse	9,017	19,917	18,600	38,518	86,052
Capital lease obligations	347	3,078	—	—	3,425
Operating leases	8,762	10,267	6,406	10,556	35,991
Purchase commitments (a)	232,392	22,649	85	—	255,126
Expected pension plan funding (b)	2,114	—	—	—	2,114
Other	200	400	200	—	800

Total contractual cash obligations	$257,306	$75,821	$49,640	$83,386	$466,153

(a)	Includes the value of purchase obligations in the Company’s operating units, including $234 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

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

The Company had standby letters of credit outstanding of $9.1 million at March 31, 2004, of which $8.1 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 63% of the operating lease commitments above relate to 2,029 railcars that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

Off-Balance Sheet Transactions

The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase these assets at the end of the lease.

The following table describes the railcar and locomotive positions at March 31, 2004.

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet – current	1,083
Owned-railcar assets leased to others	On balance sheet – non-current	8,280
Railcars leased from financial intermediaries	Off balance sheet	2,029
Railcars – non-recourse arrangements	Off balance sheet	1,480

Total Railcars		12,872

Locomotive assets leased to others	On balance sheet – non-current	48
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		122

In addition, the Company manages 3,720 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $22.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at March 31, 2004 over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

As described in Note B, the above car counts include railcars and locomotives that were purchased in February in a fleet. Nearly all of the purchased assets are owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in a debt securitization that is non-recourse to the Company and looks solely to the securitized assets for collateral.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventories and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. The Company’s accounting policy for its futures and options hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.

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

	March 31	December 31
(in thousands)	2004	2003
Net long (short) position	$(2,140)	$675
Market risk	214	68

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

	March 31	December 31
(in thousands)	2004	2003
Fair value of long-term debt and interest rate contracts	$172,315	$88,711
Fair value in excess of carrying value	315	1,207
Market risk	242	1,005

Item 4. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2004 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board of Director’s Audit Committee, which is composed entirely of independent directors, meets regularly with each of management and internal audit to review accounting, auditing and financial matters.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the first quarter of 2004.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed in the quarter ended March 31, 2004.

February 4, 2004 – Fourth quarter earnings release

February 27, 2004 – Announcement of the consummation of the significant purchase of railcar assets from Railcar Ltd. and Progress Rail Services Corp.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: May 7, 2004	By /s/Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: May 7, 2004	By /s/Richard R. George

Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 7, 2004	By /s/Gary L. Smith

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