Form 10-Q
period 2004-06-30
ANDERSONS INC
filed 2004-08-05
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant had 7.3 million common shares outstanding, no par value, at August 1, 2004.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2004	2003	2003
Current assets:
Cash and cash equivalents	$8,768	$6,444	$14,573
Restricted cash	1,777	—	—
Accounts and notes receivable:
Trade receivables (net)	75,343	67,375	62,780
Margin deposits	—	1,171	—

	75,343	68,546	62,780
Inventories:
Grain	67,492	152,703	89,785
Agricultural fertilizer and supplies	22,136	33,665	17,992
Lawn and garden fertilizer and corncob products	29,708	42,631	28,166
Railcar repair parts	1,616	1,572	1,969
Retail merchandise	31,602	28,898	32,203
Other	311	286	335

	152,865	259,755	170,450
Railcars available for sale	8,917	1,448	1,802
Deferred income taxes	3,808	3,563	4,266
Prepaid expenses and other current assets	8,262	17,223	6,131

Total current assets	259,740	356,979	260,002
Other assets:
Pension asset	6,805	6,434	6,131
Other assets and notes receivable (net)	11,587	4,806	6,036
Investments in and advances to affiliates	3,115	2,462	2,202

	21,507	13,702	14,369
Railcar assets leased to others (net)	103,214	29,489	29,695
Property, plant and equipment:
Land	12,022	11,845	11,735
Land improvements and leasehold improvements	30,569	30,086	29,419
Buildings and storage facilities	101,958	99,120	96,975
Machinery and equipment	126,803	124,753	123,108
Software	5,692	5,470	4,971
Construction in progress	2,274	1,293	1,924

	279,318	272,567	268,132
Less allowances for depreciation and amortization	184,958	180,118	176,479

	94,360	92,449	91,653

	$478,821	$492,619	$395,719

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2004	2003	2003
Current liabilities:
Notes payable	$15,000	$48,000	$60,000
Accounts payable for grain	27,626	88,314	18,348
Other accounts payable	67,509	72,291	57,985
Customer prepayments and deferred revenue	13,802	34,366	10,817
Accrued expenses	21,627	19,024	20,992
Current maturities of long-term debt – non-recourse	10,000	—	—
Current maturities of long-term debt	11,594	5,452	7,434

Total current liabilities	167,158	267,447	175,576
Deferred income and other long-term liabilities	1,257	1,359	1,651
Employee benefit plan obligations	15,599	14,493	13,253
Long-term debt – non-recourse, less current maturities	74,216	—	—
Long-term debt, less current maturities	83,578	82,127	84,752
Deferred income taxes	11,795	11,402	9,164

Total liabilities	353,603	376,828	284,396
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	67,431	67,179	66,730
Treasury shares (1,165, 1,229 and 1,301 shares at 6/30/04, 12/31/03 and 6/30/03, respectively; at cost)	(12,713)	(13,118)	(13,260)
Accumulated other comprehensive loss	(191)	(355)	(791)
Unearned compensation	(241)	(120)	(215)
Retained earnings	70,848	62,121	58,775

	125,218	115,791	111,323

	$478,821	$492,619	$395,719

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30
	2004	2003	2004	2003
Sales and merchandising revenues	$375,899	$312,150	$650,949	$550,801
Cost of sales and merchandising revenues	319,831	264,421	558,819	470,189

Gross profit	56,068	47,729	92,130	80,612
Operating, administrative and general expenses	38,135	34,869	72,879	67,307
Interest expense	2,738	2,213	5,404	4,516
Other income, net	1,277	1,168	2,230	2,297

Income before income taxes	16,472	11,815	16,077	11,086
Income tax expense	6,410	4,022	6,261	3,774

Net income	$10,062	$7,793	$9,816	$7,312

Per common share:
Basic earnings per share	$1.39	$1.09	$1.36	$1.02

Diluted earnings per share	$1.35	$1.07	$1.31	$1.00

Dividends paid	$0.075	$0.070	$0.15	$0.14

Weighted average shares outstanding-basic	7,235	7,130	7,227	7,155

Weighted average shares outstanding-diluted	7,472	7,290	7,475	7,318

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months endedJune 30
	2004	2003
Operating Activities
Net income	$9,816	$7,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,222	7,656
Gain on sale of property, plant and equipment	(152)	(288)
Realized gain on sale of railcars	(636)	(695)
Gain on insurance settlements	(52)	—
Deferred income taxes	148	(2,559)
Other	348	277

Cash provided by operations before changes in operating assets and liabilities	19,694	11,703
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,797)	(2,980)
Inventories	106,890	85,825
Prepaid expenses and other assets	9,565	4,791
Accounts payable for grain	(60,688)	(57,074)
Other accounts payable and accrued expenses	(19,132)	(7,308)

Net cash provided by operating activities	49,532	34,957
Investing Activities
Purchases of property, plant and equipment	(8,152)	(5,091)
Purchases of railcars	(99,231)	(13,407)
Proceeds from sale of railcars	15,292	8,134
Proceeds from sale of property, plant and equipment	202	554
Proceeds from insurance settlements	105	—
Acquisition of intangibles related to railcars	(3,620)	—
Restricted cash	(1,777)	—
Investment in affiliate	(674)	(1,182)

Net cash used in investing activities	(97,855)	(10,992)
Financing Activities
Net decrease in short-term borrowings	(33,000)	(10,000)
Proceeds from issuance of long-term debt	10,861	2,748
Proceeds from issuance of non-recourse, securitized long-term debt	86,400	—
Payments on long-term debt	(3,268)	(4,609)
Payments of non-recourse, securitized long-term debt	(2,184)	—
Payments of debt issuance costs	(4,912)	—
Change in overdrafts	(2,578)	(1,745)
Proceeds from sale of treasury shares to employees and directors	416	308
Dividends paid	(1,088)	(1,009)
Purchase of common shares	—	(1,180)

Net cash provided by (used in) financing activities	50,647	(15,487)
Increase in cash and cash equivalents	2,324	8,478
Cash and cash equivalents at beginning of period	6,444	6,095

Cash and cash equivalents at end of period	$8,768	$14,573

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
Balance at January 1, 2003	$84	$66,662	$(12,558)	$(815)	$(73)	$52,465	$105,765

Net income						11,701	11,701
Other comprehensive income:
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($.285 per common share)						(2,045)	(2,045)

Balance at December 31, 2003	84	67,179	(13,118)	(355)	(120)	62,121	115,791

Net income						9,816	9,816
Other comprehensive income:
Cash flow hedge activity				164			164

Comprehensive income							9,980
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $241 (64 shares)		252	405		(241)		416
Amortization of unearned compensation					120		120
Dividends declared ($.15 per common share)						(1,089)	(1,089)

Balance at June 30, 2004	$84	$67,431	$(12,713)	$(191)	$(241)	$70,848	$125,218

See notes to condensed consolidated financial statements

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2003 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Note B–	In February 2004, the Company acquired used railcar rolling stock and leasing assets (railcars and a limited number of locomotives) from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc., for $82.4 million plus $1.6 million directly to a financial institution for the exercise of a purchase option assigned to the Company by the sellers and $1.3 million in acquisition costs. The acquisition was financed primarily with long-term borrowings secured solely by the railcar rolling stock and current and future leases. The acquisition was accounted for under the purchase method of accounting. The allocation of cost to the acquired assets (in thousands) is as follows:

Railcar assets leased to others	$73,794
Railcars available for sale	8,371
Intangible assets (primarily customer lists)	3,620
Residual value guarantee liabilities assumed	(444)

Total cost of acquired assets	$85,341

The acquisition costs have been allocated to intangible assets and railcars on the basis of appraised value. Intangible assets will be amortized over 5 years. Railcar assets leased to others are depreciated over the shorter of their remaining useful life, which is limited by an economic life of 40 or 50 years (measured from the date built) depending on car type and when built, or 15 years. Railcars available for sale are not depreciated as they are not productive assets but they are stated at the lower of cost or market value. The assets acquired are located in the United States, Canada and Mexico. The purchase price allocation has been adjusted from the amounts reported at March 31, 2004 for additional legal and professional fees relating to the transaction.

The financing agreements consist of three tranches of AAA-rated debt totaling $81.4 million and an additional $5 million of B-rated subordinated debt. The AAA-rated debt is insured by Municipal Bond Insurance Association. Financing costs of $4.9 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. Following is a schedule of the long-term debt outstanding at June 30, 2004 (in thousands):

Class A-1 Railcar Notes due 2019, 2.79%, payable $600,000 monthly	$27,800
Class A-2 Railcar Notes due 2019, 4.57%, payable $600,000 monthly beginning after Class A-1 notes have been retired	21,000
Class A-3 Railcar Notes due 2019, 5.13%, payable $183,333 monthly	30,416
Class B Railcar Notes due 2019, 14.00% payable $50,000 beginning August 2004	5,000

84,216
Less current maturities	10,000

$74,216

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

All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur between 2012 and 2016 based on debt amortization requirements of the Indenture. The Company also has an option to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.

Note C–	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of

Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148. Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings and shown below was incurred in connection with our restricted stock award plan.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except for per share data)	2004	2003	2004	2003
Stock compensation expense, as reported	$60	$48	$120	$96
Stock compensation expense, pro forma	138	112	462	377
Net income, as reported	10,062	7,793	9,816	7,312
Net income, pro forma	9,984	7,729	9,474	7,031
Basic earnings per share
Net income, as reported	1.39	1.09	1.36	1.02
Net income, pro forma	1.38	1.08	1.31	0.98
Diluted earnings per share
Net income, as reported	1.35	1.07	1.31	1.00
Net income, pro forma	1.34	1.06	1.27	0.96

Note D –	Basic earnings (loss) per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and restricted shares. Restricted shares that are fully vested are included in basic shares outstanding.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Weighted average shares outstanding – basic	7,235	7,130	7,227	7,155
Restricted shares and shares contingently issuable upon exercise of options	237	160	248	163

Weighted average shares outstanding – diluted	7,472	7,290	7,475	7,318

There were no antidilutive options for the three and six month periods ended June 30, 2004 and 2003.

Note E –	Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company.

	Pension Benefits
(in thousands)	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Service cost	$781	$671	$1,562	$1,342
Interest cost	622	537	1,244	1,074
Expected return on plan assets	(711)	(545)	(1,451)	(1,091)
Amortization of prior service cost	6	6	13	13
Recognized net actuarial loss	250	253	499	507

Benefit cost	$948	$922	$1,867	$1,845

	Postretirement Benefits
(in thousands)	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Service cost	$152	$133	$303	$266
Interest cost	327	316	654	633
Amortization of prior service cost	(122)	(122)	(244)	(244)
Recognized net actuarial loss	217	213	434	426

Benefit cost	$574	$540	$1,147	$1,081

The Company made contributions to its defined contribution pension plan of $1.5 million and $0.6 million in the first six months of 2004 and 2003, respectively. The Company plans to make the maximum tax deductible amount for 2004, currently calculated at $3.4 million.

The postretirement benefit plan is not funded. Contributions represent claim payments made by the Company for the benefit of covered retirees. In the first six months of 2004 and 2003, respectively, $0.4 million and $0.5 million of payments were made. Retiree contributions for their coverage was less than $0.1 million both periods.

Note F –	In May 2004, the FASB issued a Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and we expect that this legislation will reduce our costs for some of these programs. This FSP requires implementation in our third quarter of 2004. As a result, our measurement of the net periodic postretirement benefit expense as of June 30, 2004 does not reflect the effect of the Act. We plan to adopt the FSP prospectively in the third quarter of 2004 and anticipate the reduction to our projected annual expense to be less than $0.2 million for the third and fourth quarters of 2004.

In December 2003, the FASB issued FASB Statement No. 132 R (SFAS No. 132 R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 R requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. The new annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim period disclosures are generally effective for interim periods beginning after December 15, 2003. We have included the disclosures required by SFAS No. 132 R (see Note E) for the quarter ended June 30, 2004.

Note G –	Segment Information

Results of Operations – Segment Disclosures
(in thousands)

Second Quarter 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$268,208	$13,133	$40,031	$54,527	$—	$375,899
Inter-segment sales	1,539	86	434	—	—	2,059
Other income, net	767	56	88	254	112	1,277
Interest expense (credit)(a)	1,097	1,246	428	262	(295)	2,738
Operating income (loss)	10,940	2,050	1,018	3,706	(1,242)	16,472
Identifiable assets	184,825	139,116	68,931	57,313	29,065	479,250
Second Quarter 2003
Revenues from external customers	$207,762	$12,681	$37,130	$54,577	$—	$312,150
Inter-segment sales	1,981	231	409	—	—	2,621
Other income, net	487	35	115	395	136	1,168
Interest expense (credit)(a)	1,220	233	453	329	(22)	2,213
Operating income (loss)	7,894	1,376	(33)	4,262	(1,684)	11,815
Identifiable assets	190,822	42,763	68,536	59,551	34,047	395,719

Six months to date, 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$452,401	$24,213	$85,257	$89,078	$—	$650,949
Inter-segment sales	2,835	311	1,034	—	—	4,180
Other income, net	1,297	153	139	410	231	2,230
Interest expense (credit)(a)	2,574	2,076	911	547	(704)	5,404
Operating income (loss)	9,411	3,341	4,230	1,389	(2,294)	16,077
Six months to date, 2003
Revenues from external customers	$357,667	$17,063	$89,550	$86,521	$—	$550,801
Inter-segment sales	5,422	474	849	—	—	6,745
Other income, net	1,058	85	318	533	303	2,297
Interest expense (credit)(a)	2,673	466	1,030	698	(351)	4,516
Operating income (loss)	6,862	1,680	3,706	1,639	(2,801)	11,086

(a)	The Other category of interest expense includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

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

Critical Accounting Policies and Estimates

Our critical accounting estimates, as described in our 2003 Annual Report on Form 10-K, have not materially changed during the first six months of 2004.

Comparison of the three months ended June 30, 2004 with the three months ended June 30, 2003:

Sales and merchandising revenues	2004	2003
Agriculture	$268,208	$207,762
Rail	13,133	12,681
Processing	40,031	37,130
Retail	54,527	54,577

Total	$375,899	$312,150

Sales and merchandising revenues for the three months ended June 30, 2004 totaled $375.9 million, an increase of $63.7 million, or 20% from the second quarter of 2003. Sales of grain and fertilizer in the Agriculture Group were up $56.2 million, or 28%. Grain sales make up 70-80% of the total annual sales in the Agriculture Group. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels sold are done so under forward contracts. Grain sales were up $38.4 million, or 32%, due to a 12% increase in the average price per bushel sold along with an 18% increase in volume. Demand for grain continues to be strong. The Company’s 2004 sales have reduced its June 30 inventory of owned corn and wheat (as compared to June 2003) and nearly eliminated any soybean inventory. Sales of fertilizer in the plant nutrient division were up $17.8 million, or 21%, due to a 6% increase in tons sold and a 15% increase in the weighted average price per ton sold. A portion of the price increase relates to increases in potash prices, one of three key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although price increases may also drive decreases in volume.

Merchandising revenues in the Agriculture Group were up $4.2 million, or 89%, due to increases in grain space income, grain drying and mixing income and income earned on the Company’s grain market positions as well as income from storing and applying fertilizer. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at June 30, 2004 were 31.3 million bushels, of which 19.2 million bushels were stored for others. This compares to 32.5 million bushels on hand at June 30, 2003, of which 6.9 million bushels were stored for others. In the first quarter of 2004, the Company completed the purchase of a 3.5 million bushel capacity grain elevator, located in Oakville, Indiana. The Company had leased and operated this facility since September of 2003.

As of this filing, corn and soybean conditions are generally better than both last year and historical averages for the key states in which the Company purchases grain. Acres planted exceed last year for corn and are slightly below last year for soybeans. Corn pollination is also ahead of prior year and historical averages. The wheat harvest is nearly complete and, as expected, bushels received were lower than last year, although higher than the Company’s expectations. The quality of wheat received was highly variable and the ability to purchase at slightly lower qualities and blend to selling specifications has created the increased drying and mixing income noted previously. The Company cautions, however, that poor weather in its primary markets in August can still significantly affect yields and negatively impact the quantity and quality of grain stored and handled. The increased plantings and prices of grain appear to have also favorably impacted demand for fertilizer.

The Rail Group had a $0.4 million, or 4%, increase in sales. This increase is, however, the result of several large swings in components of the business. There was a $7.6 million decrease in sales of railcars to customers or financial institutions, a $1.8 million increase was generated from the Company’s existing lease fleet and a $6.3 million increase in lease fleet income was generated on the newly acquired railcar and locomotive fleet. Railcars under management at June 30, 2004 were 13,495 compared to 5,984 under management at June 30, 2003. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) on the railcars fleet before the February 2004 fleet acquisition, increased from 85% to 92% from June 30, 2003 to June 30, 2004. The railcar utilization rate for the fleet acquired in February was 88% at June 30, 2004.

Recent lease renewals and higher utilization have provided evidence of an improved railcar leasing market. Currently, the supply of idle railcars is low in the areas that we serve, driving up our utilization and lease rates. We have also been able to sign leases for longer periods of time than in the prior year. The railcar repair and metal fabrication shops had a $0.1 million, or 13%, sales decrease when compared to the second quarter of 2003.

The Processing Group had a $2.9 million, or 8% increase in sales resulting primarily from a 7% increase in the average price per ton sold in the lawn business on the same volume as in 2003. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was flat and average price per ton sold up 24%.

The professional lawn business had a 4% decrease in sales and flat volumes. Tons sold in the professional market include higher margin tons sold for golf course application and lower margin tons sold to lawn care operators. Pressure on golf course profitability coupled with some low-priced competition has reduced demand for premium golf course fertilizers. The cob-based business, a much smaller component of the Processing Group, had a 7% decrease in sales, primarily due to a change in the mix of products sold, partially offset by a 5% increase in volume.

The Retail Group sales were flat when compared to the second quarter of 2003. While the Columbus, Ohio market showed increases, both the Lima, Ohio and Toledo, Ohio area stores posted decreases. Average customer counts and average purchases across the six stores are almost identical to those in the second quarter of 2003. Significant new competition in the Toledo market from national “Big Box” retailers is believed to be causing most of the pressure on sales. July sales are continuing at approximately the same levels as the prior year.

Gross profit	2004	2003
Agriculture	$27,189	$22,972
Rail	6,865	3,358
Processing	5,506	5,158
Retail	16,508	16,241

Total	$56,068	$47,729

Gross profit for the second quarter of 2004 totaled $56.1 million for the Company, an increase of $8.3 million, or 17%, from the second quarter of 2003. Gross profit in the Agriculture Group was up $4.2 million, or 18%, resulting primarily from the $4.3 million increase in merchandising revenues mentioned previously, a $1.0 million increase in gross profit on the sale of grain, partially offset by a $1.1 million reduction in gross profit on sales of fertilizer in the Plant Nutrient Division. The fertilizer gross profit decrease resulted from a 21% increase in cost per ton sold, partially offset by the 15% increase in the average price per ton sold mentioned previously.

Gross profit in the Rail Group increased $3.5 million, or 104%. This increase included an increase of $4.3 million for increased lease fleet income ($3.7 million on the newly acquired fleet), a $0.8 million decrease in gross profit on car sales and flat gross profit in the repair and fabrication shops.

Gross profit for the Processing Group increased $0.3 million, or 7%, primarily from the cob business. The mix of cob products sold included a 45% higher gross profit per ton. The products manufactured by this business have widely variable margins depending on the ultimate use of the products. Lawn gross profit per ton increased 3%. Costs per ton in the lawn business have risen due primarily to the increased cost of urea and other raw materials. However, an increase in sales prices preserved, and even slightly increased, the gross profit per ton.

Gross profit in the Retail Group increased $0.3 million, or 2%, from the second quarter of 2003. This was due primarily to a slight increase in sales margins on flat sales.

Operating, administrative and general expenses for the second quarter of 2004 totaled $38.1 million, a $3.3 million, or 9%, increase from the second quarter of 2003. Included in this increase is $1.4 million related to growth in the Rail and Agriculture Groups. If this growth related expense increase is removed, the remaining $1.4 million increase for the existing business is 4% higher than the second quarter of 2003 and represents a variety of cost increases, most notably labor, benefits and performance incentive compensation for employees and contract labor. Full time employees increased by 1% from June 2003 to June 2004.

We have paid a limited amount of fees to external providers to date relating to our project to comply with the Securities and Exchange Commission requirement for Management’s Report on Internal Control over Financial Reporting; however, we anticipate increased expenses for this project through the end of 2004. Included in the staffing increase noted above are positions directly and indirectly related to this ongoing requirement. In addition, a significant amount of time and energy is being spent on this project.

Interest expense for the second quarter of 2004 was $2.7 million, a $0.5 million, or 24%, increase from 2003. Average 2004 daily short-term borrowings were 6% higher than the second quarter of 2003 and the average daily short-term interest rate decreased from 2.0% for the second quarter of 2003 to 1.8% for the second quarter of 2004. The Company’s outstanding recourse long-term debt (including current maturities) increased 3% from June 30, 2003 to June 30, 2004. Additionally, the Company’s non-recourse, securitized debt to (issued to complete the railcar acquisition in the first quarter of 2004) was reduced by 3% in the quarter. Long-term interest increased 36% for the quarter due primarily to this 2004 issuance.

Operating income (loss)	2004	2003
Agriculture	$10,940	$7,894
Rail	2,050	1,376
Processing	1,018	(33)
Retail	3,706	4,262
Other	(1,242)	(1,684)

Total	$16,472	$11,815

As a result of the above, the pretax income of $16.5 million for the second quarter of 2004 was $4.7 million better than the pretax income of $11.8 million recognized in the second quarter of 2003. Income tax expense of $6.6 million was provided at an expected effective annual rate of 38.9%. In the second quarter of 2003, the income tax was provided at 34.0%. The Company’s actual 2003 effective tax rate was 34.9%. The current 2004 effective tax rate anticipates a higher state and local income tax rate and lower tax benefits from extraterritorial income exclusions.

Comparison of the six months ended June 30, 2004 with the six months ended June 30, 2003:

Sales and merchandising revenues	2004	2003
Agriculture	$452,401	$357,667
Rail	24,213	17,063
Processing	85,257	89,550
Retail	89,078	86,521

Total	$650,949	$550,801

Sales and merchandising revenues for the six months ended June 30, 2004 totaled $650.9 million, an increase of $100.1 million, or 18%, from the first half of 2003. Sales of grain and fertilizer in the Agriculture Group were up $90.3 million, or 26%. Grain sales were up $66.3 million, or 28%, due to a 9% increase in average price per bushel sold and an 18% increase in volume. This volume increase resulted from continued high demand for grain. This increased demand has lowered the overall grain stocks worldwide and increased our average price per bushel sold. Sales of fertilizer in the plant nutrient division were up $24.0 million, or 21%, due to a 13% increase in the average price per ton sold coupled with an 8% increase in volume. A portion of the price increase relates to increases in potash prices, one of three key products used by the plant nutrient division. Generally, this increase can be passed through to customers, although price increases may also drive decreases in volume.

Merchandising revenues in the Agriculture Group were up $4.4 million, or 40%, due to increases in grain space income and income earned on the Company’s grain market positions as well as income from storing and applying fertilizer. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.

The Rail Group had a $7.2 million, or 42%, increase in sales. This increase included $3.5 million of additional sales generated from the Company’s existing lease fleet and a $9.2 million increase in lease fleet income that was generated on the newly acquired railcar and locomotive fleet partially offset by a $5.5 million decrease in sales of railcars to customers or financial institutions. Sales in the railcar repair and fabrication shops were flat.

The Processing Group had a $4.3 million, or 5%, decrease in sales resulting primarily from an 11% decrease in volume, partially offset by a 7% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, volume was down 9% and the average price per ton sold was unchanged from the first half of 2003. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 15%, partially offset by a 14% increase in the average price per ton sold. The cob-based businesses, a much smaller component of the Processing Group, had a 3% decrease in sales primarily due to a 9% reduction in the average price per ton sold and a slight increase in volume.

The Retail Group had a $2.5 million, or 3%, increase in same-store sales in the first half of 2004 when compared to the first half of 2003. Both the Toledo and Columbus Ohio markets showed increases and the Lima Ohio store had a decrease of less than 1%. Sales increases were stronger in the first quarter and have slowed in the second quarter.

Gross profit	2004	2003
Agriculture	$40,907	$36,725
Rail	11,934	5,500
Processing	13,365	13,640
Retail	25,924	24,747

Total	$92,130	$80,612

Gross profit for the first half of 2004 totaled $92.1 million for the Company, an increase of $11.5 million, or 14%, from the first half of 2003. The Agriculture Group had a $4.2 million, or 11%, increase in gross profit, resulting primarily from the increase in merchandising revenues mentioned previously partially offset by a slight reduction in gross profit on fertilizer sales. The fertilizer gross profit decrease resulted from an 18% increase in cost per ton sold, mostly offset by the volume increase mentioned previously.

Gross profit in the Rail Group increased $6.4 million, or 117%. This increase included an increase of $6.7 million for increased lease fleet income ($5.3 million on the newly acquired fleet), a $0.5 million decrease in gross profit on car sales and a $0.2 million increase in gross profit in the repair and fabrication shops.

Gross profit for the Processing Group decreased $0.3 million, or 2%. The lawn businesses experienced a decrease of $0.5 million primarily related to the overall 13% decrease in volume noted previously, coupled with a 9% increase in average cost per ton. The consumer / industrial average selling price per ton increase noted previously, however, allowed for an overall 10% increase in gross profit per ton for the lawn businesses. The cob-based business experienced a $0.2 million, or 27%, increase in gross profit on both volume and margin improvement.

Gross profit in the Retail Group increased $1.2 million, or 5%, from the first six months of 2003. This was due to the 3% increase in sales discussed previously and a modest increase in margin resulting from changes in the mix of products sold.

Operating, administrative and general expenses for the first half of 2004 totaled $72.9 million, an increase of $5.6 million, or 8%, as compared to the first six months of 2003. Included in this increase is $2.3 million related to growth in the Rail and Agriculture Groups. If this growth related expense increase is removed, the remaining $2.8 million increase for the existing business is 4% higher than the first quarter of 2003 and represents a variety of cost increases, most notably labor, benefits and performance incentive compensation for employees and contract labor. Full time employees increased by 1% from June 2003 to June 2004.

Interest expense for the first half of 2004 was $5.4 million, a $0.9 million, or 20%, increase from 2003. Average 2004 daily short-term borrowings were 17% higher than the first six months of 2003 and the average daily short-term interest rate decreased from 2.3% for the first six months of 2003 to 1.8% for the first six months of 2004. The Company’s outstanding recourse long-term debt (including current maturities) increased 3% from June 30, 2003 to June 30, 2004. Additionally, the Company’s non-recourse, securitized debt (issued to complete the railcar acquisition in the first quarter of 2004) was reduced by 3%. Long-term interest for the period increased 33% due primarily to this new issuance.

Operating income (loss)	2004	2003
Agriculture	$9,411	$6,862
Rail	3,341	1,680
Processing	4,230	3,706
Retail	1,389	1,639
Other	(2,294)	(2,801)

Total	$16,077	$11,086

As a result of the above, the pretax income of $16.1 million for the first half of 2004 was 45% higher than the pretax income of $11.1 million recognized in the first half of 2003. Income tax expense of $6.4 million was provided at 38.9%. In the first half of 2003, income tax expense was provided at 34.0%. The Company’s actual 2003 full-year effective tax rate was 34.9%. The expected annual 2004 tax rate anticipates a higher state and local income tax rate and lower tax benefits from extraterritorial income exclusions.

Liquidity and Capital Resources

The Company’s operations provided cash of $49.5 million in the first half of 2004, an increase of $14.6 million from the same period in 2003. Short-term borrowings used to fund these operations decreased $33.0 million from December 31, 2003. Net working capital at June 30, 2004 was $92.6 million, a $3.1 million increase from December 31, 2003 and a $8.2 million increase from the June 30, 2003 working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. Effective on November 1, 2002, the Company entered into a borrowing arrangement with a syndicate of banks, which provides the Company with $150 million in short-term lines of credit and an additional $50 million in a three-year line of credit. The short-term line of credit available was temporarily increased to $240 million in the second quarter in response to business needs. At July 1, 2004, the available short-term lines were reduced back to $200 million. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $15.0 million on its short-term line of credit at June 30, 2004. Peak short-term borrowing for the Company to date is $188.5 million on April 8,

2004. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At June 30, 2004, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.1 million and was recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.075 per common share was paid January 22 and April 22, 2004. Cash dividends of $0.07 per common share were paid quarterly in 2003. A cash dividend of $0.075 per common share was declared on July 1, 2004 and was paid on July 22, 2004. The Company made income tax payments of $3.0 million in the first half of 2004 and expects to make payments totaling approximately $5.8 million for the remainder of 2004. During the first half of 2004, the Company issued approximately 64 thousand shares to employees under its share compensation plans.

Total capital spending for 2004 on property, plant and equipment is expected to approximate $28.2 million and is expected to include $11.9 million for acquisitions and improvements in Agriculture Group facilities and $1.0 million for information systems. The remaining amount of $15.3 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.5 million. In addition to the above spending, the Company also expects to spend up to $40.0 million (pending board approval) in 2004 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. This amount is in addition to the significant railcar purchase described in Note B.

As described in Note B, the Company purchased approximately 6,700 railcars and 48 locomotives in a fleet acquisition completed in February 2004 for $84.0 million plus $1.3 million in transaction costs. As part of this acquisition, the Company also acquired management contracts for an additional 2,400 railcars owned by third-party investors. The majority of the purchased railcars acquired are in lease service. To finance the transaction, $86.4 million of non-recourse, securitized debt was issued by the Company or its subsidiaries.

The Company increased its investment in Lansing Grain Company, LLC in February 2004. The Company now owns 22.1% of the equity and accounts for it on the equity method. The Company also holds an option to increase its investment in each of the next four years with the potential of attaining majority ownership in 2008.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at June 30, 2004. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. Additional long-term debt financing of $7.5 million was obtained in the second quarter and the Company pledged, as collateral, the grain facility it acquired in Oakville, Indiana in the first quarter of 2004. The new long-term debt obtained as part of the acquisition described in Note B is securitized by the assets held by the three wholly-owned bankruptcy-remote entities.

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

Contractual Obligations

Future payments due under debt and lease obligations as of June 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations
	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total
Long-term debt	$11,262	$14,745	$19,438	$46,446	$91,891
Long-term debt, securitized, non-recourse	10,000	19,913	18,597	35,706	84,216
Capital lease obligations	332	2,949	—	—	3,281
Operating leases	10,850	13,833	10,132	12,373	47,188
Purchase commitments (a)	240,290	22,958	85	—	263,333
Expected pension plan funding (b)	3,428	—	—	—	3,428
Other	100	400	200	—	700

Total contractual cash obligations	$276,262	$74,798	$48,452	$94,525	$494,037

(a)	Includes the value of purchase obligations in the Company’s operating units, including $242 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	This amount represents the maximum funding obligation as calculated by the Company’s actuaries for 2004. Future years can be assumed to approximate this same range of funding.

Included in long-term debt are acquisition liabilities that include minimum payments. There are additional contingent sales-based payments to the seller that have not triggered to date and would not be material to the Company if they trigger in the future. The contingency period ends May 2005.

The Company had standby letters of credit outstanding of $9.4 million at June 30, 2004, of which $8.1 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 73% of the operating lease commitments above relate to 2,064 railcars that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

The Company is subject to various loan covenants as highlighted previously. The Company is and has been in compliance with its covenants; noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

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

The following table describes the railcar and locomotive positions at June 30, 2004.

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet – current	947
Owned-railcar assets leased to others	On balance sheet – non-current	8,819
Railcars leased from financial intermediaries	Off balance sheet	2,064
Railcars – non-recourse arrangements	Off balance sheet	1,665

Total Railcars		13,495

Locomotive assets leased to others	On balance sheet – non-current	48
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		122

In addition, the Company manages 2,589 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $34.3 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 10 years. The majority of these railcars have been leased to customers at June 30, 2004 over similar terms. This segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

As described in Note B, the above car counts include railcars and locomotives that were purchased in February 2004. Nearly all of the purchased assets are owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and are included in the balance sheet. These assets are included in a debt securitization that is non-recourse to the Company and looks solely to the securitized assets for collateral.

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

	June 30	December 31
(in thousands)	2004	2003
Net long position	$1,475	$675
Market risk	148	68

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

	June 30	December 31
(in thousands)	2004	2003
Fair value of long-term debt and interest rate contracts	$180,489	$88,711
Fair value in excess of carrying value	1,189	1,207
Market risk	132	1,005

Item 4. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2004 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the second quarter of 2004. The Company has, however, continued to evaluate, refine procedures and enhance documentation around internal controls in preparation for management’s first annual report on internal controls as required by Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commission for the year ended December 31, 2004.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the shareholders of The Andersons, Inc. was held on May 13, 2004 to elect ten directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

	For	Against	Withheld	Not Voted
Director
Michael J. Anderson	6,898,587	—	32,529	319,675
Richard P. Anderson	6,891,733	—	39,382	319,675
Thomas H. Anderson	6,870,516	—	60,599	319,675
John F. Barrett	6,909,321	—	21,795	319,675
Paul M. Kraus	6,807,678	—	123,438	319,675
Donald L. Mennel	6,897,834	—	33,282	319,675
David L. Nichols	6,879,475	—	51,640	319,675
Dr. Sidney A. Ribeau	6,897,194	—	33,922	319,675
Charles A. Sullivan	6,874,902	—	56,213	319,675
Jacqueline F. Woods	6,880,156	—	50,960	319,675
Approval of the 2004 Employee Share Purchase Plan	4,246,753	37,180	19,678	2,947,180
Ratification of independent auditors	6,858,345	61,241	11,529	319,675

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed in the quarter ended June 30, 2004.

April 27, 2004 – Amendment of Form 8-K announcing the consummation of the significant purchase of railcar assets from Railcar Ltd. and Progress Rail Services Corp.

May 5, 2004 – First quarter earnings release

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: August 5, 2004	By:	/s/Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: August 5, 2004	By:	/s/Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: August 5, 2004	By:	/s/Gary L. Smith
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