Form 10-Q
period 2004-09-30
ANDERSONS INC
filed 2004-11-09
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 7.3 million common shares outstanding, no par value, at November 1, 2004.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2004	2003	2003
Current assets:
Cash and cash equivalents	$8,138	$6,444	$3,964
Restricted cash	1,730	—	—
Accounts and notes receivable:
Trade receivables (net)	63,520	67,375	56,301
Margin deposits	—	1,171	14,791

	63,520	68,546	71,092
Inventories:
Grain	98,445	152,703	82,175
Agricultural fertilizer and supplies	37,453	33,665	34,076
Lawn and garden fertilizer and corncob products	33,749	42,631	33,246
Railcar repair parts	1,613	1,572	2,006
Retail merchandise	32,934	28,898	32,198
Other	291	286	348

	204,485	259,755	184,049
Railcars available for sale	5,218	1,448	1,554
Deferred income taxes	2,160	3,563	4,574
Prepaid expenses and other current assets	14,026	17,223	10,666

Total current assets	299,277	356,979	275,899
Other assets:
Pension asset	6,211	6,434	6,283
Other assets and notes receivable (net)	10,921	4,806	6,322
Investments in and advances to affiliates	3,530	2,462	2,310

	20,662	13,702	14,915
Railcar assets leased to others (net)	100,259	29,489	26,979
Property, plant and equipment:
Land	11,998	11,845	11,735
Land improvements and leasehold improvements	30,912	30,086	29,501
Buildings and storage facilities	102,802	99,120	97,012
Machinery and equipment	127,153	124,753	122,774
Software	6,050	5,470	5,014
Construction in progress	1,795	1,293	3,685

	280,710	272,567	269,721
Less allowances for depreciation and amortization	186,777	180,118	178,005

	93,933	92,449	91,716

	$514,131	$492,619	$409,509

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2004	2003	2003
Current liabilities:
Notes payable	$10,600	$48,000	$80,000
Accounts payable for grain	54,238	88,314	19,853
Other accounts payable	83,690	72,291	55,766
Customer prepayments and deferred revenue	19,567	34,366	12,541
Accrued expenses	17,435	19,024	18,130
Current maturities of long-term debt – non-recourse	10,000	—	—
Current maturities of long-term debt	6,116	5,452	6,983

Total current liabilities	201,646	267,447	193,273
Deferred income and other long-term liabilities	1,239	1,359	1,454
Employee benefit plan obligations	16,142	14,493	13,705
Long-term debt – non-recourse, less current maturities	67,121	—	—
Long-term debt, less current maturities	88,877	82,127	83,241
Deferred income taxes	13,526	11,402	8,946

Total liabilities	388,551	376,828	300,619
Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	67,480	67,179	66,893
Treasury shares (1,157, 1,229 and 1,282 shares at 9/30/04, 12/31/03 and 9/30/03, respectively; at cost)	(12,693)	(13,118)	(13,317)
Accumulated other comprehensive loss	(427)	(355)	(530)
Unearned compensation	(178)	(120)	(167)
Retained earnings	71,314	62,121	55,927

	125,580	115,791	108,890

	$514,131	$492,619	$409,509

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine Months ended
	September 30		September 30
	2004	2003	2004	2003
Sales and merchandising revenues	$250,682	$253,027	$901,631	$803,828
Cost of sales and merchandising revenues	209,942	222,789	768,761	692,978

Gross profit	40,740	30,238	132,870	110,850
Operating, administrative and general expenses	38,801	33,748	111,680	101,055
Interest expense	2,470	1,603	7,874	6,119
Other income, net	1,892	1,519	4,122	3,816

Income (loss) before income taxes	1,361	(3,594)	17,438	7,492
Income tax expense (benefit)	313	(1,246)	6,574	2,529

Net income (loss)	$1,048	$(2,348)	$10,864	$4,963

Per common share:
Basic earnings (loss) per share	$0.14	$(0.33)	$1.50	$0.70

Diluted earnings (loss) per share	$0.14	$(0.33)	$1.45	$0.68

Dividends paid	$0.075	$0.070	$0.225	$0.210

Weighted average shares outstanding-basic	7,240	7,106	7,231	7,139

Weighted average shares outstanding-diluted	7,473	7,106	7,474	7,311

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30
	2004	2003
Operating Activities
Net income	$10,864	$4,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,909	11,416
Gain on sale of property, plant and equipment	(169)	(287)
Realized gain on sale of railcars	(2,939)	(796)
Gain on insurance settlements	(50)	—
Deferred income taxes	3,088	(3,085)
Other	642	361

Cash provided by operations before changes in operating assets and liabilities	27,345	12,572
Changes in operating assets and liabilities:
Accounts and notes receivable	5,026	(8,147)
Inventories	55,270	72,226
Prepaid expenses and other assets	3,885	77
Accounts payable for grain	(34,076)	(55,569)
Other accounts payable and accrued expenses	(10,878)	(12,834)

Net cash provided by operating activities	46,572	8,325
Investing Activities
Purchases of property, plant and equipment	(11,041)	(8,006)
Purchases of railcars	(106,045)	(16,865)
Proceeds from sale of railcars	28,951	10,252
Proceeds from sale of property, plant and equipment	472	587
Proceeds from insurance settlements	105	—
Acquisition of intangibles related to railcars	(3,620)	—
Restricted cash	(1,730)	—
Investment in affiliate	(675)	(1,183)

Net cash used in investing activities	(93,583)	(15,215)
Financing Activities
Net increase (decrease) in short-term borrowings	(37,400)	10,000
Proceeds from issuance of long-term debt	11,965	2,789
Proceeds from issuance of non-recourse long-term debt	86,400	—
Payments on long-term debt	(4,550)	(6,612)
Payments of non-recourse, securitized long-term debt	(9,279)	—
Payments of debt issuance costs	(4,704)	—
Change in overdrafts	7,421	856
Proceeds from sale of treasury shares to employees and directors	485	478
Dividends paid	(1,633)	(1,508)
Purchase of common shares	—	(1,244)

Net cash provided by financing activities	48,705	4,759
Increase (decrease) in cash and cash equivalents	1,694	(2,131)
Cash and cash equivalents at beginning of period	6,444	6,095

Cash and cash equivalents at end of period	$8,138	$3,964

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
Balance at January 1, 2003	$84	$66,662	$(12,558)	$(815)	$(73)	$52,465	$105,765

Net income						11,701	11,701
Other comprehensive income:
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($.285 per common share)						(2,045)	(2,045)

Balance at December 31, 2003	84	67,179	(13,118)	(355)	(120)	62,121	115,791

Net income						10,864	10,864
Other comprehensive loss:
Cash flow hedge activity				(72)			(72)

Comprehensive income							10,792
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $291 (72 shares)		301	425		(241)		485
Amortization of unearned compensation					183		183
Dividends declared ($.23 per common share)						(1,671)	(1,671)

Balance at September 30, 2004	$84	$67,480	$(12,693)	$(427)	$(178)	$71,314	$125,580

See notes to condensed consolidated financial statements

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A –	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of September 30, 2003 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Note B –	In February 2004, the Company acquired used railcar rolling stock and leasing assets (railcars and a limited number of locomotives) from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc., for $82.1 million plus $1.6 million directly to a financial institution for the exercise of a purchase option assigned to the Company by the sellers and $1.4 million in acquisition costs. The acquisition was financed primarily with long-term borrowings secured solely by the railcar rolling stock and current and future leases. The acquisition was accounted for under the purchase method of accounting. The allocation of cost to the acquired assets (in thousands) is as follows:

Railcar assets leased to others	$6,497
Railcars available for sale	75,405
Intangible assets (primarily customer lists)	3,620
Residual value guarantee liabilities assumed	(444)

Total cost of acquired assets	$85,078

The acquisition costs have been allocated to intangible assets and railcars on the basis of appraised value. Intangible assets will be amortized over 5 years. Railcar assets leased to others are depreciated over the shorter of their remaining useful life, which is limited by an economic life of 40 or 50 years (measured from the date built) depending on car type and when built, or 15 years. Railcars available for sale are not depreciated as they are not productive assets but they are stated at the lower of cost or market value. The assets acquired are located in the United States, Canada and Mexico. In the third quarter, the final purchase price allocation was completed after a minor adjustment in the purchase price paid to the seller.

The financing agreements consist of three tranches of AAA-rated debt totaling $81.4 million and an additional $5 million of B-rated subordinated debt. The AAA-rated debt is insured by Municipal Bond Insurance Association (ticker: MBI). Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. Following is a schedule of the long-term debt outstanding at September 30, 2004 (in thousands):

Class A-1 Railcar Notes due 2019, 2.79%, payable $600,000 monthly	$26,000
Class A-2 Railcar Notes due 2019, 4.57%, payable $600,000 monthly beginning after Class A-1 notes have been retired	21,000
Class A-3 Railcar Notes due 2019, 5.13%, payable $183,333 monthly	25,221
Class B Railcar Notes due 2019, 14.00% payable $50,000 beginning August 2004	4,900

77,121
Less current maturities	10,000

$67,121

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

All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur between 2012 and 2016 based on debt amortization requirements of the Indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.

In the third quarter, a payment, in addition to normal scheduled payments, was made on the A-3 debt due to the sale of certain railcar assets. This sale of assets and additional debt payment were made under the terms of the Indenture, as noted in the previous paragraph.

Note C –	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148. Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123. The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings and shown below was incurred in connection with our restricted stock award plan.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except for per share data)	2004	2003	2004	2003
Net income (loss) reported	$1,048	$(2,348)	$10,864	$4,963
Add: Stock-based compensation expense included in reported net income, net of related tax effects	39	31	114	94
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	117	95	534	439

Pro forma net income (loss)	$970	$(2,412)	$10,444	$4,618

Basic earnings per share
Net income (loss), as reported	0.14	(0.33)	1.50	0.70
Net income (loss), pro forma	0.13	(0.34)	1.44	0.65
Diluted earnings per share
Net income (loss), as reported	0.14	(0.33)	1.45	0.68
Net income (loss), pro forma	0.13	(0.34)	1.40	0.63

Note D –	Basic earnings (loss) per share is equal to net income divided by weighted average shares outstanding. Diluted earnings (loss) per share is equal to basic earnings (loss) per share plus the incremental per share effect of dilutive options and unvested restricted shares. Restricted shares that are fully vested are included in basic shares outstanding.

	Three Months Ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Weighted average shares outstanding – basic	7,240	7,106	7,231	7,139
Restricted shares and shares contingently issuable upon exercise of options	233	—	243	172

Weighted average shares outstanding – diluted	7,473	7,106	7,474	7,311

There were no antidilutive options for the three months ended September 30, 2004 and nine months ended September 30, 2004 and 2003. Diluted earnings per common share excludes the impact of 919 thousand options for the quarter ended September 30, 2003 as such options were antidilutive.

Note E –	Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company.

		Pension Benefits
	Three months ended		Nine months ended
(in thousands)	September 30		September 30
	2004	2003	2004	2003
Service cost	$781	$671	$2,343	$2,013
Interest cost	622	537	1,866	1,611
Expected return on plan assets	(726)	(545)	(2,177)	(1,636)
Amortization of prior service cost	7	7	20	20
Recognized net actuarial loss	250	253	749	760

Benefit cost	$934	$923	$2,801	$2,768

		Postretirement Benefits
	Three months ended		Nine months ended
(in thousands)	September 30		September 30
	2004	2003	2004	2003
Service cost	$160	$133	$464	$399
Interest cost	321	316	975	949
Amortization of prior service cost	(122)	(122)	(367)	(367)
Recognized net actuarial loss	234	213	668	640

Benefit cost	$593	$540	$1,740	$1,621

The Company made contributions to its defined benefit pension plan of $1.5 million and $1.2 million in the first nine months of 2004 and 2003, respectively. The Company plans to make the maximum tax deductible amount for 2004, currently calculated at $3.4 million.

The postretirement benefit plan is not funded. Contributions represent claim payments made by the Company for the benefit of covered retirees. In each of the first nine months of 2004 and 2003, payments of $0.7 million were made. Retiree contributions for their coverage were approximately $0.1 million in each of the same periods.

Note F -	In May 2004, the FASB issued a Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).” The Act was signed into law on December 8, 2003 and expanded Medicare to include prescription drugs. We sponsor retiree medical programs and we expect that this legislation will reduce our costs for some of these programs. This FSP required implementation in our third quarter of 2004. As a result, our measurement of the net periodic postretirement benefit expense prior to June 30, 2004 does not reflect the effect of the Act. We adopted the FSP prospectively on the first day of the third quarter of 2004 with limited impact to our projected annual expense for the remaining six months of 2004.

Note G -	Segment Information

	Results of Operations – Segment Disclosures
		(in thousands)
	Agriculture	Rail	Processing	Retail	Other	Total
Third Quarter 2004
Revenues from external customers	$169,395	$19,385	$20,819	$41,083	$—	$250,682
Inter-segment sales	6,049	94	93	—	—	6,236
Other income, net	1,114	183	314	131	150	1,892
Interest expense (credit) (a)	815	1,211	344	281	(181)	2,470
Operating income (loss)	269	4,866	(1,859)	(232)	(1,683)	1,361
Identifiable assets	232,238	134,548	60,378	57,981	28,986	514,131
Third Quarter 2003
Revenues from external customers	$178,377	$9,252	$23,522	$41,876	$—	$253,027
Inter-segment sales	5,353	215	149	—	—	5,717
Other income, net	647	128	464	156	124	1,519
Interest expense (credit) (a)	1,130	236	420	308	(491)	1,603
Operating income (loss)	(2,828)	693	(1,139)	(65)	(255)	(3,594)
Identifiable assets	213,574	41,955	68,375	59,028	26,577	409,509

	Agriculture	Rail	Processing	Retail	Other	Total
Nine months to date, 2004
Revenues from external customers	$621,796	$43,598	$106,076	$130,161	$—	$901,631
Inter-segment sales	8,884	404	1,127	—	—	10,415
Other income, net	2,411	336	453	541	381	4,122
Interest expense (credit) (a)	3,389	3,286	1,256	828	(885)	7,874
Operating income (loss)	9,680	8,207	2,371	1,157	(3,977)	17,438
Nine months to date, 2003
Revenues from external customers	$536,044	$26,315	$113,072	$128,397	$—	$803,828
Inter-segment sales	10,775	689	998	—	—	12,462
Other income, net	1,705	213	782	689	427	3,816
Interest expense (credit) (a)	3,804	702	1,450	1,005	(842)	6,119
Operating income (loss)	4,034	2,373	2,567	1,574	(3,056)	7,492

(a)	Interest expense in the Other category includes net interest income at the Company level, representing the rate differential between the interest allocated to the operating segments and the actual rate at which borrowings were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of railcars and commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; interest rates; and income taxes.

Critical Accounting Policies and Estimates

Our critical accounting estimates, as described in our 2003 Annual Report on Form 10-K, have not materially changed during the first nine months of 2004.

Comparison of the three months ended September 30, 2004 with the three months ended September 30, 2003:

Sales and merchandising revenues (in thousands)	2004	2003
Agriculture	$169,395	$178,377
Rail	19,385	9,252
Processing	20,819	23,522
Retail	41,083	41,876

Total	$250,682	$253,027

Sales and merchandising revenues for the three months ended September 30, 2004 totaled $250.7 million, a decrease of $2.3 million, or 1% from the third quarter of 2003. Sales of grain and fertilizer in the Agriculture Group were down $9.4 million, or 5%. Grain sales make up 70-80% of the total annual sales in the Agriculture Group. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels sold are done so under forward contracts. Grain sales were down $24.6 million, or 17%, due to a 9% decrease in the average price per bushel sold along with an 8% decrease in volume. The reductions in sales volume occurred in both soybeans and wheat. Sales of fertilizer in the plant nutrient division were up $15.2 million, or 52%, due to a 6% increase in tons sold and a 43% increase in the weighted average price per ton sold. Significant price increases have occurred in the primary commodities handled by the division - urea, phosphates and potash. Generally, these increases can be passed through to the Company’s customers, although price increases may eventually drive decreases in volume used by the farmer / consumer. During a period of anticipated price increases, volume may increase as customers are attempting to lock in pricing on their immediate demand.

Merchandising revenues in the Agriculture Group were up $0.4 million, or 12%, due to increases in grain drying and mixing income and income earned on the Company’s grain market positions. Space income, one of the more volatile components of grain merchandising revenue, was down slightly from the third quarter of 2003 to the third quarter of 2004. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at September 30, 2004 were 41.7 million bushels, of which 8.6 million bushels were stored for others. This compares to 28.7 million bushels on hand at September 30, 2003, of which 6.1 million bushels were stored for others. September deliveries from the 2004 corn and soybean harvest are significantly higher in the third quarter of 2004 than in the prior year and have increased bushels on hand at the end of September 2004. In the first quarter of 2004, the Company completed the purchase of a

3.5 million bushel capacity grain elevator, located in Oakville, Indiana. The Company had leased and operated this facility since September of 2003.

As of this filing, corn and soybeans delivered to the Company are of very good quality. Acres planted exceeded last year for corn and are slightly below last year for soybeans. The United States Department of Agriculture is projecting record high yields in Ohio, Indiana and Illinois and very good yields in Michigan as well for both corn and soybeans. The wheat harvest was completed in the third quarter with wheat production in the four key states down this year. The Company has received slightly less wheat bushels in the third quarter of 2004 than in prior years, although more than was expected. The quality of wheat received was highly variable and the ability to purchase at slightly lower qualities and blend to selling specifications has created the increased drying and mixing income noted previously. The overall higher yields have also helped drive the fertilizer demand higher as fertilizer distributors anticipate high demand from customers for the next crop year.

The Rail Group had a $10.1 million, or 110%, increase in sales. There was a $0.8 million increase in sales of railcars to customers or financial institutions, a $2.5 million increase in revenues generated from the Company’s existing lease fleet and a $6.0 million increase in lease fleet income was generated on the newly acquired railcar and locomotive fleet. Railcars under management at September 30, 2004 were 13,591 compared to 6,085 under management at September 30, 2003. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) on the railcars fleet before the February 2004 fleet acquisition, increased from 89% to 96% from September 30, 2003 to September 30, 2004. The railcar utilization rate for the fleet acquired in February was 86% at September 30, 2004.

Recent lease renewals and higher utilization have provided evidence of an improved railcar leasing market. Currently, the supply of idle railcars is low in the areas that we serve, driving up our utilization and lease rates. We have also signed leases for longer terms than in the recent depressed market. The railcar repair and metal fabrication shops had a $0.8 million, or 66%, sales increase when compared to the third quarter of 2003.

The Processing Group had a $2.7 million, or 11% decrease in sales resulting primarily from a 10% decrease in volume, all in the lawn businesses, and a 1% decrease in the average price per ton sold. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 21% and the average price per ton sold was up 3%.

The professional lawn business had an 11% decrease in volume and a 1% increase in the average price per ton sold. Tons sold in the professional market include higher margin tons sold for golf course application and lower margin tons sold to lawn care operators. Pressure on golf course profitability coupled with some low-priced competition has reduced demand for premium golf course fertilizers. The cob-based business, a much smaller component of the Processing Group, had a 10% increase in sales, primarily due to a 14% increase in volume.

Retail Group sales were down 2% when compared to the third quarter of 2003. While the Columbus, Ohio market had an increase, both the Lima, Ohio and Toledo, Ohio area stores posted decreases. Average customer counts were down slightly in the third quarter of 2004 when compared to the third quarter of 2003, but the average customer purchase was slightly increased. Significant new competition in the Toledo market from national “Big Box” retailers is believed to be causing most of the pressure on sales. October sales are continuing at approximately the same levels as the prior year.

Gross profit (in thousands)	2004	2003
Agriculture	$15,448	$11,413
Rail	9,464	3,087
Processing	4,162	4,411
Retail	11,666	11,327

Total	$40,740	$30,238

Gross profit for the third quarter of 2004 totaled $40.7 million for the Company, an increase of $10.5 million, or 35%, from the third quarter of 2003. Gross profit in the Agriculture Group was up $4.0 million, or 35%, resulting primarily from increased gross profit on grain and fertilizer sold along with the increase in merchandising revenues mentioned previously. The Company was able to transact some high margin sales for high quality wheat and soybeans in the third quarter at a time when availability of this quality of grain was limited. The fertilizer gross profit increase resulted from the increased volume mentioned previously along with an increase in the average per ton margin.

Gross profit in the Rail Group increased $6.4 million, or 207%. This increase included $4.0 million of increased lease fleet income ($3.4 million on the newly acquired fleet), a $2.5 million increase in gross profit on car sales and a slight reduction in gross profit in the repair and fabrication shops. Lease fleet income is the gross lease (rent) and fleet management income less direct costs of cars leased to customers (rental expense, depreciation, property tax and maintenance).

Gross profit for the Processing Group decreased $0.2 million, or 6%, primarily from the decreased volume in the lawn business mentioned previously. Costs per ton in the lawn business have risen 3% due primarily to the increased cost of urea and other raw materials. Increases in the average selling price per ton, however, have more than offset the increased costs. Gross profit in the smaller cob business decreased slightly.

Gross profit in the Retail Group increased $0.3 million, or 3%, from the third quarter of 2003. This was due primarily to a 5% increase in sales margins due to mix on reduced sales.

Operating, administrative and general expenses for the third quarter of 2004 totaled $38.8 million, a $5.1 million, or 15%, increase from the third quarter of 2003. Included in this increase is $1.4 million related to growth in the Rail and Agriculture Groups. The remaining $3.7 million increase for the existing business is 11% higher than the third quarter of 2003 and represents a variety of cost increases, most notably $1.4 million for labor, benefits and performance incentive compensation, $0.6 million for additional maintenance and $0.5 million for external costs for complying with the Sarbanes-Oxley Act. There was no measurable change in full time employees from September 2003 to September 2004.

Fees paid to external providers to date relating to our project to comply with the Securities and Exchange Commission requirement for Management’s Report on Internal Control over Financial Reporting are noted above; however, we anticipate increased expenses for this project in the fourth quarter of 2004. Included in the staffing increase noted above are positions directly and indirectly related to this ongoing requirement. In addition, a significant amount of time and energy is being spent on this project.

Interest expense for the third quarter of 2004 was $2.5 million, a $0.9 million, or 54%, increase from 2003. Average 2004 daily short-term borrowings were 91% lower than the third quarter of 2003 and the average daily short-term interest rate increased from 1.8% for the third quarter of 2003 to 2.1% for the third quarter of 2004. The Company’s outstanding recourse long-term debt (including current maturities) increased 5% from September 30, 2003 to September 30, 2004. Additionally, the Company’s non-recourse, securitized debt (issued to complete the railcar acquisition in the first quarter of 2004) was reduced by 8% in the quarter. Long-term interest increased 87% for the quarter due primarily to the 2004 issuance of securitized debt.

Operating income (loss)
(in thousands)	2004	2003
Agriculture	$269	$(2,828)
Rail	4,866	693
Processing	(1,859)	(1,139)
Retail	(232)	(65)
Other	(1,683)	(255)

Total	$1,361	$(3,594)

As a result of the above, the pretax income of $1.4 million for the third quarter of 2004 was $5.0 million better than the pretax loss of $3.6 million recognized in the third quarter of 2003. Typically, the Company’s third quarter is a loss quarter as a result of the normal cycles of the businesses in which we operate. Income tax expense of $0.3 million was provided at an effective rate of 23.0%. In the third quarter of 2003, the income tax benefit was provided at 34.7%. The Company’s actual 2003 effective tax rate was 34.9%.

The third quarter 2004 effective tax rate of 23.0% is lower than the expected 2004 annual effective tax rate of 37.7% due to recognizing in the third quarter a tax benefit associated with the U.S. Extraterritorial Income Regime, or ETI. Prior to the passing of federal tax legislation on October 22, 2004, there were various tax proposals before the U.S. Congress that provided for a reduced ETI tax benefit in 2004. The recently passed legislation provides for 100% ETI benefit in 2004 and the Company adjusted its assumptions around the benefit it was likely to receive in the third quarter as it monitored the status of the pending legislation.

Third quarter income tax expense consists of $0.1 million attributable to U.S. operations and $0.2 million attributable to foreign operations.

Comparison of the nine months ended September 30, 2004 with the nine months ended September 30, 2003:

Sales and merchandising revenues
(in thousands)	2004	2003
Agriculture	$621,796	$536,044
Rail	43,598	26,315
Processing	106,076	113,072
Retail	130,161	128,397

Total	$901,631	$803,828

Sales and merchandising revenues for the nine months ended September 30, 2004 totaled $901.6 million, an increase of $97.8 million, or 12%, from the first nine months of 2003. Sales of grain and fertilizer in the Agriculture Group were up $80.8 million, or 16%. Grain sales were up $41.6 million, or 11%, due to a 3% increase in average price per bushel sold and an 8% increase in volume. This volume increase resulted from continued high demand for grain. This increased demand has lowered the overall grain stocks worldwide and increased our average price per bushel sold. Sales of fertilizer in the plant nutrient division were up $39.2 million, or 28%, due to a 19% increase in the average price per ton sold coupled with a 7% increase in volume. A portion of the price increase relates to increased commodity prices for the three key raw materials used by the plant nutrient division. Generally, this increase can be passed through to customers, although price increases may also drive decreases in volume.

Merchandising revenues in the Agriculture Group were up $4.9 million, or 33%, due to increases in grain space income and income earned on the Company’s grain market positions as well as income from storing and applying fertilizer. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.

The Rail Group had a $17.3 million, or 66%, increase in sales. This increase included $6.0 million of additional revenue generated from the Company’s existing lease fleet and a $15.3 million increase in lease fleet income that was generated on the newly acquired railcar and locomotive fleet partially offset by a $4.8 million decrease in sales of railcars to customers or financial institutions. Sales in the railcar repair and fabrication shops were up $0.8 million.

The Processing Group had a $7.0 million, or 6%, decrease in sales resulting primarily from an 11% decrease in volume, partially offset by a 5% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, volume was down 10% and the average price per ton sold was unchanged from the first nine months of 2003. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 16%, partially offset by a 12% increase in the average price per ton sold. The cob-based businesses, a much smaller component of the Processing Group, had a 1% increase in sales primarily due to a 9% increase in volume, partially offset by a 7% reduction in the average price per ton sold.

The Retail Group had a $1.8 million, or 1%, increase in same-store sales in the first nine months of 2004 when compared to the first nine months of 2003. The Columbus, Ohio market had an increase while the Toledo and Lima, Ohio stores combined had decreased sales of approximately 1%. Sales increases were stronger in the first quarter and have slowed in the second and third quarters. Year to date customer counts are nearly 1% ahead of last year with a comparable increase in the average sale per customer.

Gross profit (in thousands)	2004	2003
Agriculture	$56,355	$48,138
Rail	21,398	8,587
Processing	17,527	18,051
Retail	37,590	36,074

Total	$132,870	$110,850

Gross profit for the first nine months of 2004 totaled $132.9 million for the Company, an increase of $22.0 million, or 20%, from the first nine months of 2003. The Agriculture Group had an $8.2 million, or 17%, increase in gross profit, resulting primarily from the increase in merchandising revenues mentioned previously along with a significant increase in margins on grain sales recognized primarily in the third quarter. Gross profit in the plant nutrient division also increased by $0.2 million on volume improvements.

Gross profit in the Rail Group increased $12.8 million, or 149%. This increase included an increase of $10.7 million for increased lease fleet income ($8.6 million on the newly acquired fleet), a $2.0 million increase in gross profit on car sales and a $0.1 million increase in gross profit in the repair and fabrication shops. Lease fleet income is the gross lease (rent) and fleet management income less direct costs of cars leased to customers (rental expense, depreciation, property tax and maintenance).

Gross profit for the Processing Group decreased $0.5 million, or 3%. The lawn businesses experienced a decrease of $0.8 million primarily related to the overall 14% decrease in volume, coupled with an 8% increase in average cost per ton. The consumer / industrial average selling price per ton increase noted previously, however, allowed for an overall 10% increase in gross profit per ton for the lawn businesses. The cob-based business experienced a $0.2 million, or 13%, increase in gross profit on both volume and margin improvement.

Gross profit in the Retail Group increased $1.5 million, or 4%, from the first nine months of 2003. This was due to the 1% increase in sales discussed previously and a modest increase in margin resulting from changes in the mix of products sold.

Operating, administrative and general expenses for the first nine months of 2004 totaled $111.7 million, an increase of $10.6 million, or 11%, as compared to the first nine months of 2003. Included in this increase is $3.7 million related to growth in the Rail and Agriculture Groups. The remaining $6.9 million increase for the existing business is 7% higher than the first nine months of 2003 and represents a variety of cost increases, most notably labor, benefits and performance incentive compensation for employees, contract labor, maintenance and professional fees. There was no measurable change in full time employees from September 2003 to September 2004.

Interest expense for the first nine months of 2004 was $7.9 million, a $1.8 million, or 29%, increase from 2003. Average 2004 daily short-term borrowings were 7% lower than the first nine months of 2003 and the average daily short-term interest rate decreased from 2.1% for the first nine months of 2003 to 1.9% for the first nine months of 2004. The Company’s outstanding recourse long-term debt (including current maturities) increased 5% from September 30, 2003 to September 30, 2004. Additionally, the Company issued non-recourse, securitized debt of $86.4 million to complete the railcar acquisition in the first quarter of 2004 and has since repaid $9.3 million. Long-term interest for the period increased 49% due primarily to this new issuance.

Operating income (loss)
(in thousands)	2004	2003
Agriculture	$9,680	$4,034
Rail	8,207	2,373
Processing	2,371	2,567
Retail	1,157	1,574
Other	(3,977)	(3,056)

Total	$17,438	$7,492

As a result of the above, the pretax income of $17.4 million for the first nine months of 2004 was 133% higher than the pretax income of $7.5 million recognized in the first nine months of 2003. Income tax expense of $6.6 million was provided at 37.7%. In the first nine months of 2003, income tax expense was provided at 33.7%. The Company’s actual 2003 full-year effective tax rate was 34.9%. The expected annual 2004 tax rate of 37.7% anticipates a higher state and local income tax rate

The nine months income tax expense consists of $6.0 million attributable to U.S. operations and $0.6 million attributable to foreign operations.

Liquidity and Capital Resources

The Company’s operations provided cash of $46.6 million in the first nine months of 2004, an increase of $38.2 million from the same period in 2003. Short-term borrowings used to fund these operations decreased $37.4 million from December 31, 2003. Net working capital at September 30, 2004 was $97.6 million, an $8.1 million increase from December 31, 2003 and a $15.0 million increase from the September 30, 2003 working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. In 2002, the Company entered into a borrowing arrangement with a syndicate of banks. The borrowing arrangement was amended and renewed in the third quarter of 2004. The agreement provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $50 million. The short-term line of credit available was temporarily increased to $240 million in the second quarter in response to business needs. At July 1, 2004, the available short-term lines were reduced back to $200 million. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $10.6 million on its short-term line of credit at September 30, 2004. Peak short-term borrowing for the Company to date is $188.5 million on April 8, 2004. During the third quarter of 2004, there were thirty days when the Company had no short-term lines of credit outstanding. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2004, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was less than $0.1 million and was recorded in the consolidated balance sheet.

A quarterly cash dividend of $0.075 per common share was paid in January, April and July 2004. Cash dividends of $0.07 per common share were paid quarterly in 2003. A cash dividend of $0.08 per common share was declared on October 1, 2004 and was paid on October 22, 2004. The Company made income tax payments of $6.9 million in the first nine months of 2004 and expects to make payments totaling approximately $0.2 million for the remainder of 2004. During the first nine months of 2004, the Company issued approximately 72 thousand shares to employees and directors under its share compensation plans.

Total capital spending for 2004 on property, plant and equipment could approximate $26.4 million. Capital spending through the first nine months of 2004 has totaled $11.0 million which includes the acquisition of the Oakville, Indiana grain facility completed in the first quarter of 2004 and $0.7 million on information systems upgrades. The remaining spending was on projects less than $0.5 million. Potential significant projects for the remainder of the year could be delayed into 2005 or cancelled.

In addition to the spending on conventional property, plant and equipment, the Company also expects to spend up to $40.0 million in 2004 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. This amount is in addition to the significant railcar purchase described in Note B, where the Company purchased approximately 6,700 railcars and 48 locomotives in a fleet acquisition completed in February 2004 for $83.7 million plus $1.4 million in transaction costs. As part of this acquisition, the Company also acquired management contracts for an additional 2,400 railcars owned by third-party investors. The majority of the purchased railcars acquired are in lease service. To finance the transaction, $86.4 million of non-recourse, securitized debt was issued by the Company or its subsidiaries. The Company has spent an additional $24.1 million on railcars, most of which were then sold or financed.

The Company increased its investment in Lansing Grain Company, LLC in February 2004. The Company now owns 22.1% of the equity and accounts for it on the equity method. The Company also holds an option to increase its investment in each of the next four years with the potential of attaining majority ownership in 2008.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at September 30, 2004. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. Additional long-term debt financing of $7.5 million was obtained in the second quarter and the Company pledged, as collateral, the grain facility it acquired in Oakville, Indiana in the first quarter of 2004. The new long-term debt obtained as part of the acquisition described in Note B is securitized by the assets held by the three wholly-owned bankruptcy-remote entities.

Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of rising grain prices could require the Company to make additional margin deposits on its CBOT futures contracts. Conversely, in periods of declining prices, the Company receives a return of cash. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations

Future payments due under debt and lease obligations as of September 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total
Long-term debt	$5,781	$17,663	$22,681	$45,636	$91,761
Long-term debt, securitized, non-recourse	10,000	19,583	18,000	29,538	77,121
Capital lease obligations	335	2,897	—	—	3,232
Operating leases	11,241	15,912	10,967	12,201	50,321
Purchase commitments (a)	213,996	23,434	85	—	237,515
Expected pension plan funding (b)	3,428	—	—	—	3,428
Other	116	400	200	—	716

Total contractual cash obligations	$244,897	$79,889	$51,933	$87,375	$464,094

(a)	Includes the value of purchase obligations in the Company’s operating units, including $210.3 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	This amount represents the maximum funding obligation as calculated by the Company’s actuaries for 2004. Future years can be assumed to approximate this same range of funding.

There are short-term acquisition liabilities that include minimum payments. There are additional contingent sales-based payments to the seller that have not triggered to date and would not be material to the Company if they trigger in the future. The contingency period ends May 2005.

The Company had standby letters of credit outstanding of $8.9 million at September 30, 2004, of which $8.1 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 76% of the operating lease commitments above relate to 3,426 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

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

The following table describes the railcar and locomotive positions at September 30, 2004.

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet – current	697
Owned-railcar assets leased to others	On balance sheet – non-current	8,325
Railcars leased from financial intermediaries	Off balance sheet	3,426
Railcars – non-recourse arrangements	Off balance sheet	1,143

Total Railcars		13,591

Locomotive assets leased to others	On balance sheet - non-current	48
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		122

In addition, the Company manages 1,976 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $38.1 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 8 years. The majority of these railcars have been leased to customers at September 30, 2004 over similar terms. This segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

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

	September 30	December 31
(in thousands)	2004	2003
Net long (short) position	$(1,876)	$675
Market risk	188	68

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

	September 30	December 31
(in thousands)	2004	2003
Fair value of long-term debt and interest rate contracts	$173,573	$88,711
Fair value in excess of carrying value	1,484	1,207
Market risk	400	1,005

Item 4. Controls and Procedures

The Company is organized with a Vice President, Controller and CIO who is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2004 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no significant changes in internal controls or in other factors that could significantly affect internal controls during the third quarter of 2004. The Company has, however, continued to evaluate, refine procedures and enhance documentation around internal controls in preparation for management’s first annual report on internal controls as required by Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commission for the year ended December 31, 2004.

Part II. Other Information

Item 1. Legal Proceedings

Investigators from the U.S. and Ohio Environmental Protection Agencies and the U. S. District Attorney’s office are looking into the purported possibility of an unauthorized discharge and/or a purported incident of failure to keep a record in connection with the purported discharge at the Company’s Maumee, Ohio, fertilizer plant. Management is cooperating with the investigation and, although the investigation could lead to formal proceedings, has no reason to believe that any outcome should materially affect the Company’s operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed in the quarter ended September 30, 2004.

August 5, 2004 – Second quarter earnings release

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: November 8, 2004	By /s/ Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: November 8, 2004	By /s/ Richard R. George

Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: November 8, 2004	By /s/ Gary L. Smith

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