Form 10-K
period 2004-12-31
ANDERSONS INC
filed 2005-03-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☑  NO ☐

     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $100.7 million on June 30, 2004, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.

     The registrant had 7.4 million Common shares outstanding, no par value, at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2005, are incorporated by reference into Part III (Items 10, 11 and 12) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 15, 2005.

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

The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s grain storage practical capacity was approximately 82.2 million bushels at December 31, 2004.

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

In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 41%, or approximately 33.9 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2003 for an additional five years. Grain sales to Cargill totaled $144 million in 2004, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement. If the Marketing Agreement were not in place for the Maumee and Toledo locations, it is likely that Cargill would still purchase grain from us at these locations either for consumption in their processing facilities or to market to other end users. There were no sales to any other customer in excess of 10% of consolidated net sales.

Approximately 67% of the grain bushels sold by the Company in 2004 were purchased by U.S. grain processors and feeders, and approximately 33% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.

The Company’s grain business may be adversely affected by the grain supply (both crop quality and quantity) in its principal growing area, government regulations and policies, conditions in the shipping and rail industries and commodity price levels. See “Government Regulation” on page 11. The grain business is seasonal, coinciding with the harvest of the principal grains purchased and sold by the Company.

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

When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the CBOT. Significant increases in market prices, such as those that occur when weather conditions are unfavorable for extended periods, can have an effect on the Company’s liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2005 approximated 50.5 million, the majority of which is scheduled to be delivered to the Company for the 2004 and 2005 crop years (i.e., through September 2006). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The

Company’s loan agreements also require it to be substantially hedged in its grain transactions.

The Company has also developed the Crop Revenue Profiler® software program to assist producers in making complex risk management decisions. This software program integrates the variables of crop insurance and government programs with grain marketing alternatives to help producers achieve a more predictable result, reducing the impact of volatile crop prices. By helping producers achieve more stable earnings, the Company helps to ensure a consistent supply of grain to its facilities.

In January 2003, the Company became a minority investor in Lansing Grain Company LLC, which was formed in late 2002 with the contribution of substantially all the assets of Lansing Grain Company, a 73-year old grain trading business with offices in Michigan, Minnesota and Kansas. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions. The Company holds an option to increase its investment in each of 2004 through 2008 with the potential of becoming the majority holder in 2008. In February 2004, the Company made an additional investment to increase its ownership from 15.1% to 21.9% and will make an additional investment in March 2005 to reach an ownership percentage of approximately 29%.

In October 2003, the Company began leasing and managing a grain elevator in Oakville, Indiana with a capacity of 3.5 million bushels. In January 2004, the Company completed the purchase of the inventories and grain contracts and subsequently, the purchase of the facility was completed in late January 2004.

The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.

Recently, the Company announced its consideration of investment opportunities in the ethanol industry. Approximately 70% of the cost of manufacturing ethanol is its primary raw material – corn. The Company believes that it can successfully compete in this industry due to our long history of purchasing grain, managing grain contracts and inventories and ownership of some specific grain elevators that could be incorporated into ethanol production facilities. Several sites are under consideration at this time, including the possibility of constructing a 50 million gallon production facility on land we own adjacent to our Albion, Michigan elevator. We anticipate construction costs for this size facility of approximately $80 million and the Company expects that there would be investments made by one or more minority investors. Any construction project is subject to Board of Director approval.

The Board of Directors has already approved a 2005 investment of up to $1 million in Iroquois Bio-Energy Company, LLC, an ethanol plant beginning construction in 2005 near Rensselaer, Indiana. The Company will also act as the corn origination and provide risk management information to this facility and is actively pursuing similare opportunities at other facilities.

The Company is continuing its investigation into possible opportunities in the ethanol industry and may increase its involvement in 2005 through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities.

If the proposed growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition for corn. In certain situations, our grain business could be negatively impacted if there are new nearby ethanol plants constructed to compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunitiy for our grain trading operations.

Grain sales make up approximately 70-80% of the total sales in the Agriculture Group. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels sold are done so under forward contracts.

The Company’s plant nutrient operations involve purchasing, storing, formulating and selling dry and liquid fertilizer to dealers and farmers; providing warehousing and services to manufacturers and customers; formulating liquid anti-icers and deicers for use on roads and runways; and distributing seeds and various farm supplies. Finally, the division has developed several other products for use in industrial applications within the coal and paper industries. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available.

The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan and Ohio. Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient division’s seven farm centers, located throughout Michigan, Indiana and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, custom application of fertilizer, and chemicals, seeds and supplies to the farmer.

Storage capacity at the Company’s fertilizer facilities, including its seven farm centers, was approximately 13.6 million cubic feet for dry fertilizers and approximately 35.3 million gallons for liquid fertilizers at December 31, 2004. The Company reserves 6.2 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 14.8 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.

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

Sales of grain (corn, soybeans, wheat and oats) and merchandising revenues totaled $672.9 million, $704.6 million and $583.9 million in 2004, 2003 and 2002, respectively. Sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) to dealers and related merchandising revenues totaled $198.7 million, $157.8 million and $138.8 million in 2004, 2003 and 2002, respectively. Sales of fertilizer, chemicals, seeds and supplies to farmers and related merchandising revenues totaled $37.9 million, $36.8 million and $39.6 million in 2004, 2003 and 2002, respectively.

Rail Group

The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. A portion of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries.

On February 12, 2004, the Company completed the acquisition of certain railroad rolling stock and leasing assets from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc. These assets consisted of 6,700 railcars, 48 locomotives and contracts to manage an additional 2,400 railcars for third party investors, all of which are managed by the Company’s Rail Group. The assets are owned primarily by several subsidiaries of TOP CAT Holding Co, a newly formed Limited Liability

Company (LLC) which is a wholly-owned subsidiary of the Company. Financing for the acquisition was provided by $86.4 million in non-recourse notes.

Of the 14,649 railcars and 118 locomotives that the Company managed at December 31, 2004, 9,225 units or 62%, were included on the balance sheet, primarily as long-lived assets. The remaining 5,468 railcars and 74 locomotives are either in off-balance sheet operating leases or non-recourse arrangements. The Company also managed approximately 1,600 railcars for third party investors or consumers at December 31, 2004.

The risk management philosophy of the Company includes match-funding of lease commitments and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms between the lease with the customer and the funding arrangement with the financial intermediary. The TOP CAT Holding Company investment was not match-funded. Generally, the Company completes non-recourse transactions whenever possible to minimize credit risk. The Company strives to be the Total Rail SolutionsSM provider for its railcar customers. This service mark depicts our willingness to serve the customers’ total railcar needs — including maintenance, car management, repairs, leasing, and all other railcar needs.

Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

Although the Company first managed a fleet of covered hopper cars used in the grain industry, it has diversified into other car types (boxcars, gondolas, open top hoppers and tank cars) and the markets in which they serve. In 2000, the Company added locomotives to the managed fleet. The Company plans to continue to diversify its fleet both in car types and industries and to build its fleet in 2005, which could include both owned and managed railcars and locomotives.

The construction of new railcars has been hampered by the high price of steel. The Company operates in the used car market – purchasing used cars and repairing and refurbishing them for specific markets and customers. The recent increase in demand for railcars has allowed the Company to place new leases or renew existing leases at higher rates and for longer terms. Additionally, the Company’s two railcar repair shops located in Maumee, Ohio and Spartanburg, South Carolina, have been operating at high capacity doing both repair and reconfiguration work. The Company outsources all of its locomotive and a large part of its railcar maintenance needs.

Lease revenues and railcar sales in the Company’s railcar marketing business were $53.9 million, $30.5 million and $14.3 million for 2004, 2003 and 2002, respectively. Sales in the railcar repair and fabrications shops were $5.4 million, $4.7 million and $4.4 million for 2004, 2003 and 2002, respectively.

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

The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer turf products. The Company holds a large share of the golf course tees and greens market in the United States and hopes to expand this market share through development of high-value proprietary products. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company’s Plant Nutrient division. Competition is based principally on merchandising ability, logistics, service and quality. The Company attempts to minimize the amount of finished goods inventory it must maintain for customers, however, because demand is highly seasonal and influenced by local weather conditions, it may be required to carry inventory that it has produced into the next season. Also, because a majority of the consumer and industrial businesses use private label packaging, the Company closely manages production to anticipated orders by product and customer. This is consistent with industry practices.

Sales of turf and ornamental plant fertilizer and control products totaled $116.9 million, $123.5 million and $104.4 million in 2004, 2003 and 2002, respectively.

The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.

Sales of corncob and related products totaled $10.9 million, $10.5 million and $9.9 million in 2004, 2003 and 2002, respectively.

Retail Group

The Company’s Retail Group consists of six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “MORE FOR YOUR HOME”® and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn and garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). In 2005, the Company will open a meat market in its fifth store. These meat markets are operated by a third party and the Company earns a percentage commission on each sale. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.

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

Sales of retail merchandise including commissions on third party sales totaled $178.7 million, $178.6 million and $181.2 million in 2004, 2003 and 2002, respectively.

Research and Development

The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Processing and Agriculture Groups. The Company expended approximately $650,000, $649,000, and $517,000 on research and development activities during 2004, 2003 and 2002, respectively.

Employees

At December 31, 2004 the Company had 1,224 full-time and 1,619 part-time or seasonal employees. The Company believes its relations with its employees are good.

Available Information

We make available free of charge on or through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Company website is http://www.andersonsinc.com. These reports are also available at the SEC’s website http://www.sec.gov.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $1,508,000, $1,440,000 and $690,000 in order to comply with these regulations in 2004, 2003 and 2002, respectively.

Item 2. Properties

The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,940	4,500	2,878
Toledo, OH Port (4)	11,950	1,800	5,623
Metamora, OH	5,775	—	—
Toledo, OH (1)	980	—	—
Lyons, OH	350	—	—
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	37	349
Fremont, OH (2)	—	40	271
Fostoria, OH (2)	—	40	210
Champaign, IL	12,730	833	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,060	923	—
Clymers, IN	4,720	—	—
Oakville, IN	3,450	—	—
Walton, IN (2)	—	435	8,690
Poneto, IN	—	10	5,284
Logansport, IN	—	83	3,652
Waterloo, IN (2)	—	992	1,656
Seymour, IN	—	720	943
North Manchester, IN (2)	—	25	211
Albion, MI	2,780	—	—
White Pigeon, MI	2,700	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	438

	82,235	13,578	35,265

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 3,800-bushel capacity.

(4)	Includes leased facilities with a 5,400-bushel capacity.

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

Logansport, Indiana; Walton, Indiana and Poneto, Indiana locations also include liquid manufacturing facilities.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000
Toledo Store	Toledo, OH	130,000
Woodville Store (1)	Northwood, OH	100,000
Lima Store (1)	Lima, OH	117,000
Sawmill Store	Columbus, OH	134,000
Brice Store	Columbus, OH	128,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility leased.

The leases for the two stores and the distribution center are long-term operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.0 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental each of the last three years. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

In its railcar business, the Company owns, leases or manages for financial institutions 118 locomotives and 14,649 railcars (primarily covered or open hoppers with some boxcars, tank cars and gondolas). Future minimum lease payments for the railcars and locomotives are $56.7 million with future minimum contractual lease and service income of approximately $92.3 million for all railcars, regardless of ownership. Lease terms range from one to eight years. The Company also operates railcar repair facilities in Maumee, Ohio and Spartanburg, South Carolina, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.

The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Company leases lawn fertilizer warehouse facilities in Toledo, Ohio; Montgomery, Alabama; and Pottstown, Pennsylvania.

The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,129 acres of land on which the above properties and facilities are located and approximately 345 acres of farmland and land held for sale or future use.

Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $60.1 million at December 31, 2004. Additionally, 6,367 railcars and 44 locomotives, purchased as part of the February 12, 2004 acquisition, are held in bankruptcy-remote entities collateralizing $74.4 million of non-recourse debt at December 31, 2004. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2004, 2003 and 2002 amounted to $16.8 million, $11.7 million and $9.8 million, respectively. Additions to the Company’s railcar assets (including railcars acquired as part of the 2004 business acquisition) totaled $127.7 million, $20.5 million and $8.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These additions were offset by sales and financings of railcars of $45.6 million, $16.7 million and $16.0 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.

The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings

Investigators from the U.S. and Ohio Environmental Protection Agencies and the U.S. District Attorney’s office are looking into the purported possibility of an unauthorized discharge and / or a purported incident of failure to keep a record in connection with the purported discharge at the Company’s Maumee, Ohio, fertilizer plant. Management is cooperating with the investigation and, although the investigation could lead to formal proceedings, has no reason to believe that any outcome should materially affect the Company’s operations.

The Company is also cooperating with the City of Toledo, Ohio, Department of Public Utilities, Division of Environmental Services, which has issued a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio, port facility. The Company has proposed a surface water drainage plan which, at the request of regulatory authorities, is being reviewed by outside consultants. Although this investigation could lead to additional proceedings, management has no reason to believe that the Company’s proposed surface water drainage plan, if accepted, should materially affect the Company’s operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were voted upon during the fourth quarter of fiscal 2004.

Item 4a. Executive Officers of the Registrant

The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and age (as of February 28, 2005) are presented below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Division, Agriculture Group	52	2000
	Vice President and General Manager, Plant Nutrient		1999
	Division, Agriculture Group

Daniel T. Anderson	President, Retail Group	49	1996

Michael J. Anderson	President and Chief Executive Officer	53	1999
	President and Chief Operating Officer		1996

Richard M. Anderson	President, Processing Group	48	1999

Richard P. Anderson	Chairman of the Board	75	1999
	Chairman of the Board and Chief Executive Officer		1996

Naran U. Burchinow	Vice President, General Counsel and Secretary	51	2005
	Formerly Operations Counsel, GE Commercial		2003
	Distribution Finance Corporate		1993
	Formerly General Counsel, ITT Commercial Finance
	Corporation and Deutsche Financial Services

Dale W. Fallat	Vice President, Corporate Services	60	1992

Philip C. Fox	Vice President, Corporate Planning	62	1996

Charles E. Gallagher	Vice President, Human Resources	63	1996

Richard R. George	Vice President, Controller and CIO	55	2002
	Vice President and Controller		1996

Harold M. Reed	President, Grain Division	48	2000
	Vice President and General Manager, Grain Division,		1999
	Agriculture Group

Rasesh H. Shah	President, Rail Group	50	1999

Gary L. Smith	Vice President, Finance and Treasurer	59	1996

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq National Market under the symbol “ANDE.” On February 28, 2005, the closing price for the Company’s Common Shares was $31.6 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for its four quarters in each of 2004 and 2003.

	2004		2003
	High	Low	High	Low
Quarter Ended
March 31	$20.00	$15.50	$13.00	$12.25
June 30	19.75	16.08	13.40	11.52
September 30	21.30	16.45	15.35	12.25
December 31	26.29	20.01	17.70	14.80

The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone 312-588-4991.

Shareholders

At February 28, 2005, there were 7.4 million common shares outstanding: 911 shareholders of record and approximately 2,700 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid 33 consecutive quarterly dividends since the end of 1996, its first year of trading. The Company paid $0.07 per common share in 2003 and $0.075 per common share for the dividends paid in January, April and July, 2004. In October 2004, the Company paid $0.08 per common share. On December 29, 2004, the Company announced a dividend of $0.08 per common share to be paid on January 24, 2005 to shareholders of record on January 1, 2005.

The Company’s objective is to pay a quarterly cash dividend, however, dividends are subject to Board of Director approval and loan covenant restrictions.

Equity Plans

The following table gives information as of December 31, 2004 about the Corporation’s Common Shares that may be issued upon the exercise of options under all of our existing equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))
Equity compensation plans approved by security holders	778,575(1)	$ 11.90	728,049(2)

(1)	This number includes options (754,424) and restricted shares (24,151) outstanding under the Corporation’s Amended and Restated Long-Term Performance Compensation Plan dated December 14, 2001. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 291,480 Common Shares available to be purchased under the Employee Share Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of common stock during 2004. The Company’s Board of Directors approved the repurchase of 2.8 million shares for use in employee, officer and director stock purchase and stock compensation plans. Since the beginning of this repurchase program in 1996, the Company has purchased 2.1 million shares in the open market.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2004 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)
		For the years ended December 31
	2004	2003	2002	2001	2000

Operating results
Grain sales and revenues	$672,906	$704,574	$583,947	$475,953	$488,204
Fertilizer, retail & other sales	602,367	542,390	492,580	504,408	470,301

Total sales & revenues	1,275,273	1,246,964	1,076,527	980,361	958,505
Gross profit – grain	52,680	41,783	47,348	52,029	46,789
Gross profit – fertilizer, retail & other	136,419	122,311	115,753	108,722	111,393

Total gross profit	189,099	164,094	163,101	160,751	158,182
Other income / gains (a)	4,973	4,701	3,728	3,846	7,060
Equity in earnings (losses) of affiliates	1,471	347	13	(5)	9
Pretax income	30,103	17,965	16,002	11,931	14,364
Income before cumulative effect of change in accounting principle	19,144	11,701	10,764	9,042	10,078
Cumulative effect of change in accounting principle (net of tax)	—	—	3,480	(185)	—
Net income	19,144	11,701	14,244	8,857	10,078

Financial position
Total assets	572,789	492,619	469,218	458,324	442,965
Working capital	105,746	89,532	81,755	75,228	55,260
Long-term debt (b)	89,803	82,127	84,272	91,316	80,159
Long-term debt, non-recourse (b)	64,343	—	—	—	—
Shareholders’ equity	133,876	115,791	105,765	94,934	89,836

Cash flows / liquidity
Cash flows from operations	62,492	44,093	23,249	(6,108)	(18,303)
Depreciation and amortization	21,435	15,139	14,314	14,264	13,119
Cash invested in acquisitions / investments in affiliates	85,753	1,182	—	—	16,311
Investments in property, plant & equipment	13,201	11,749	9,834	9,155	16,189
Net investment in (sale of) railcars (c)	(90)	3,788	(7,782)	6,414	12,424
EBITDA (e)	62,083	41,152	40,128	37,765	39,312

Per share data:
Net income – basic	2.64	1.64	1.96	1.22	1.34
Net income – diluted	2.55	1.59	1.92	1.21	1.34
Dividends paid	0.305	0.28	0.26	0.26	0.24
Year-end market value	25.50	15.97	12.70	10.00	8.62

Ratios and other data
Pretax return on beginning equity	26.0%	17.0%	16.9%	13.3%	16.9%
Net income return on beginning equity	16.5%	11.1%	15.0%	9.9%	11.9%
Funded long-term debt to equity ratio (d)	0.7-to-1	0.7-to-1	0.8-to-1	1.0-to-1	0.9-to-1
Weighted average shares outstanding (000’s)	7,246	7,141	7,283	7,281	7,507
Effective tax rate	36.4%	34.9%	32.7%	24.2%	29.8%

Note:	Prior years have been revised to conform to the 2004 presentation; these changes did not impact net income.

	(a)	Includes gains of $0.3 million in each of 2002 and 2001, and $2.1 million in 2000 for insurance settlements received. Also in 2000, a $1.0 million gain was recognized on the sale of a business.

	(b)	Excludes current portion of long-term debt.

	(c)	Represents the net of purchases of railcars offset by proceeds on sales of railcars.

In 2002, proceeds exceeded purchases. In 2004, cars acquired as described in Note 3 to the consolidated financial statements have been excluded from this number.

(d) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” Does not include non-recourse debt.

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

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our cash flow provided by operating activities.

(in thousands)		For the years ended December 31
	2004	2003	2002	2001	2000

Income before cumulative effect of change in accounting principle	$19,144	$11,701	$10,764	$9,042	$10,078
Add:
Provision for income taxes	10,959	6,264	5,238	2,889	4,286
Interest expense	10,545	8,048	9,812	11,570	11,829
Depreciation and amortization	21,435	15,139	14,314	14,264	13,119

EBITDA	62,083	41,152	40,128	37,765	39,312

Add/(subtract):
Provision for income taxes	(10,959)	(6,264)	(5,238)	(2,889)	(4,286)
Interest expense	(10,545)	(8,048)	(9,812)	(11,570)	(11,829)
Gain on insurance settlements	—	—	(302)	(338)	(2,088)
Gain on disposal of property, plant & equipment and business	(431)	(273)	(406)	(336)	(1,027)
Realized & unrealized gains (losses) on railcars & related leases	(2,855)	(2,146)	(179)	1,172	(110)
Deferred income taxes	3,184	382	1,432	(539)	2,242
Changes in working capital, unremitted earnings of affiliates & other	22,287	19,290	(2,374)	(29,373)	(40,517)

Net cash provided by / (used in) operations	$62,764	$44,093	$23,249	$(6,108)	$(18,303)

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

Critical Accounting Policies and Estimates

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical, as these policies are important to the depiction of the Company’s financial statements and/or require significant or complex judgment by management. Note 2 of the consolidated financial statements in Item 8 more fully describes our significant accounting policies, however, following are those accounting policies that management considers most critical to the Company’s financial statements.

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

Because the Company marks to market inventories and sales commitments, gross profit on a grain sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain, at which time title transfers and customer acceptance occurs.

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

Derivatives — Commodity Contracts The Company utilizes regulated commodity futures and options contracts to hedge its market price exposure on the grain it owns and related forward purchase and sale contracts. These contracts are included in the balance sheet in inventory at their current market value. Realized and unrealized gains and losses in the market value of these futures and option contracts are included in the income statement as a component of sales and merchandising revenues. While the Company considers all of its commodity contracts to be effective economic hedges, the Company does not designate its commodity futures and options contracts as hedges. Therefore, the Company does not defer gains and losses on these same contracts as would occur for designated hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Both the underlying inventory and forward purchase and sale contracts and the related futures and options contracts are marked to market on a daily basis.

Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 4 to the Company’s consolidated financial statements in Item 8) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future undiscounted cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.

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

Certain accounting guidance, including the guidance applicable to pensions and postretirement benefits, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 11 to the Company’s consolidated financial statements in Item 8. At December 31, 2004, we had an unrecognized loss related to our pension plans of $16.7 million compared to an unrecognized loss of $14.6 million at December 31, 2003. For the postretirement benefit plans, our December 31, 2004 unrecognized loss was $17.0 million as compared to an unrecognized loss of $16.8 million at December 31, 2003. A portion of the December 31, 2004 unrecognized loss for both pension and postretirement benefits will be amortized into earnings in 2005. The effect on years after 2005 will depend in large part on the actual experience of the plans in 2005 and beyond. In 2004, benefits expense included $1.0 million and $0.9 million of amortization of the unrecognized loss existing at December 31, 2003 for the pension and postretirement plans, respectively.

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

Leasing activities The Company accounts for its leasing activity in accordance with FASB Statement No. 13, as amended, and related pronouncements. The Company’s Rail segment leases and manages railcars for third parties and leases railcars for internal use. Most leases to Rail segment customers are structured as operating leases. Railcars leased by the Company to its customers are either owned by the Company, leased from financial intermediaries under operating leases or leased from financial intermediaries under capital leases. The leases from financial intermediaries are generally structured as sale-leaseback transactions. Lease income and lease expense are recognized on a straight-line basis over the term of the lease for most leases.

As part of its acquisition of railroad rolling stock and leasing assets from Progress Energy and subsidiaries, the Company acquired some existing leases where the monthly lease fee is contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $8.4 million in 2004. There were no per diem arrangements prior to 2004.

The Company periodically finances some of its railcars through leases with a financial intermediary, the terms of which require the Company to capitalize the assets and record the net present value of the lease obligation on its balance sheet as a long-term borrowing. There are no gains or losses on these financing transactions. The obligation is included with the Company’s long-term debt as described in Note 7 to the consolidated annual financial statements in Item 8. Railcars under these leases are being depreciated to their residual value over the term of the lease.

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

Taxes Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. An estimated effective tax rate for a year is applied to our quarterly operating results. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item.

New Accounting Standard In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), ''Share-Based Payment.”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in the third quarter of 2005. For 2004, pro forma disclosure in Note 2 to the consolidated financial statements in Item 8 showed a decrease in diluted earnings per share of $0.04 which was calculated using the Black-Scholes option valuation model. While this may approximate the full year impact of adoption of this standard, the Company has not finalized its decision on the valuation model and has proposed a new long-term compensation plan to its shareholders which could result in a different annual impact upon adoption.

In November 2004, FASB issued SFAS No. 151, ''Inventory Costs – an Amendment of ARB No. 43, Chapter 4.’’ This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard does not have a material impact to the Company’s financial statements.

Operating Results

The following discussion focuses on the operating results as shown in the consolidated statements of income. Following are tables (in thousands) highlighting sales and merchandising revenues, gross profit and operating income by segment. Additional segment information is included in Note 13 to the Company’s consolidated financial statements in Item 8.

Sales and merchandising revenues	2004	2003	2002

Agriculture	$909,480	$899,174	$762,268
Rail	59,283	35,200	18,747
Processing	127,814	134,017	114,315
Retail	178,696	178,573	181,197

Total	$1,275,273	$1,246,964	$1,076,527

Gross profit	2004	2003	2002

Agriculture	$87,372	$76,706	$80,632
Rail	28,793	13,626	8,718
Processing	21,503	23,367	22,876
Retail	51,431	50,395	50,875

Total	$189,099	$164,094	$163,101

Operating income (loss)	2004	2003	2002

Agriculture	$21,302	$13,868	$15,154
Rail	10,986	4,062	1,563
Processing	(144)	1,022	(1,322)
Retail	2,108	3,413	4,003
Other	(4,149)	(4,400)	(3,396)

Total	$30,103	$17,965	$16,002

Comparison of 2004 with 2003

Sales and merchandising revenues for 2004 totaled $1.3 billion, an increase of $28.3 million, or 2%, from 2003. Sales in the Agriculture Group were up $1.5 million, or less than 1%. Grain sales decreased $41.0 million resulted from a 7% decrease in the average price of bushels sold partially offset by a 1% volume increase. Corn volume and price per bushel increased but volume in soybeans, wheat and oats declined. In both 2004 and 2003, grain expected to ship in the following calendar year was shipped in the fourth quarter. This occurred because of increased demand and / or market prices favoring sales rather than storage of grain. Fertilizer sales were up $42.5 million, or 23%, due to an 11% increase in the average price per ton sold and an 11% increase in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily potassium and nitrogen. Generally, these increases can be passed through to customers although a price increase may also reduce consumer demand at the producer level. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

Merchandising revenues in the Agriculture Group were up $8.8 million, or 29%, due primarily to increased space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at December 31, 2004 was 67.1 million bushels, of which 14.5 million bushels were stored for others. This compares to 56.1 million bushels on hand at December 31, 2003, of which 17.3 million bushels were stored for others.

The 2004 harvest results were strong in the Company’s market area for both corn and soybeans. Corn production in Ohio, Indiana, Illinois and Michigan exceeded the 2003 production by 13% and soybean production in the same states exceeded 2003 production by 33%. Although the wheat production for 2004 was down 10% as compared to 2003, it exceeded the Company’s initial expectations. The Company received more grain in 2004 than 2003 for all grain types. Despite this strong harvest, demand continued and the Company was able to sell grain throughout the fourth quarter, some of which was expected to be sold in the first quarter of 2005. Winter wheat acres planted in 2004 for harvest in 2005 are down 15%. The Company doesn’t expect the 2004 crop volume to be repeated in 2005, however, with good weather during the spring planting season, it could still be a very good year.

The Company has also announced that it is considering construction of a 50 million gallon-per-year ethanol production facility. One of the possible sites is adjacent to its Albion, Michigan grain facility. Cost to construct this facility could approximate $80 million and the Company expects investment by one or more minority investors. Any project is subject to Board approval. The Company is looking at several other possibilities to gain entry into the ethanol industry and has Board of Director approval to invest up to $1 million in Iroquois Bio-Energy LLC, which expects to begin construction on an ethanol production facility in the Spring of 2005. The Company also holds a contract for corn origination and risk management services for this proposed facility.

The Company is continuing its investigation into possible opportunities in the ethanol industry and may increase its involvement in 2005 through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities.

If the proposed growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition for corn. In certain situations, our grain business could be negatively impacted if there are new nearby ethanol plants constructed to compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunitiy for our grain trading operations.

The Rail Group had a $24.1 million, or 68% increase in sales. Lease fleet income increased $30.2 million, $21.6 million of which was from the large railcar acquisition completed in February 2004. Sales of railcars and related leases decreased $6.8 million and the remainder of the increase resulted from a $0.7 million increase in revenue in the repair and fabrication shops. Railcars under management at December 31, 2004 were

14,649 compared to 6,291 under management at December 31, 2003. Locomotives under management were 118 at December 31, 2004 and 74 at December 31, 2003. The railcar utilization (railcars in lease service) rate was 92% at both December 31, 2004 and December 31, 2003 in spite of the significant increase in railcars and locomotives.

Demand for railcars continued to strengthen in 2004 and high steel prices have limited new car construction. Continual lease renewals for higher monthly rates and longer terms position this segment well for continued growth. The Company plans to continue its investment in railcars and fleet management services in 2005.

The Processing Group had a $6.2 million, or 5%, decrease in sales and merchandising revenues resulting primarily from an overall 8% decrease in volume partially offset by a 4% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, volume was down 6% and sales were down 5%, primarily due to reduced demand in the golf course market. Pressure on golf course profitability, coupled with some low-price competition has reduced demand for premium golf course fertilizers. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a manufacturer of private label products and also manufacture our own brands, volume was down 15% and sales down 5%.

This industry continues to operate with excess manufacturing capacity and some of the Company’s customers have struggled with their own programs. Because of this excess capacity, the Company decided in the fourth quarter of 2004 to close-down a small (five employee) manufacturing operation in a leased facility in Pennsylvania. The facility will continue to be used for warehousing and distribution through the current lease term which ends in the fourth quarter of 2005. The cob business, a much smaller component of the Processing Group, had a 3% increase in sales primarily due to an 11% increase in volume.

Same-store sales and revenues in the Retail Group were flat in 2004 as compared to 2003. Individual store results were mixed; however, the Columbus market again showed improvement. As expected, sales in the Toledo market were down due to significant new competition from national “Big Box” retailers. January 2005 results were positive and showed increased sales, however, this business continues to be faced with continued competition in its primary markets by competitors of significant size.

Gross profit for 2004 totaled $189.1 million, an increase of $25.0 million, or 15%, from 2003. The Agriculture Group had a $10.7 million, or 14%, increase in gross profit. Gross profit in the Grain division totaled $52.7 million, an increase of $10.9 million, or 26% resulting primarily from the increased merchandising revenues mentioned previously along with a $1.6 million increase in gross profit on grain sales. The Plant Nutrient division recognized a decrease in gross profit of $0.2 million, primarily due to a significant increase in cost per ton that couldn’t be fully recouped through increased prices.

Gross profit in the Rail Group increased $15.2 million, or 111%. This increase included $15.3 million in increased lease fleet income ($12.4 million on the newly acquired fleet), a $0.6 million increase in gross profit on car sales, and a $0.7 million reduction in gross profit in the railcar repair and fabrication shops. Lease fleet income is gross lease (rent) and fleet management income less direct costs of cars leased to customers (rental expense or depreciation, property taxes and maintenance).

Gross profit for the Processing Group in 2004 decreased $1.9 million, or 8%, when compared to 2003. Although there was a slight increase in gross profit per ton, the significant decrease in volume in the lawn businesses resulted in the overall decrease. The majority of the decreased gross profit occurred in the consumer / industrial lawn business. Gross profit in the cob business was flat from 2003 to 2004.

Gross profit in the Retail Group increased $1.0 million, or 2%, from 2003. This was due to a modest increase in margins, as a result of changes in the mix of products sold on flat sales.

In 2004, the Company recognized $1.5 million of equity in earnings of unconsolidated subsidiaries, most notably Lansing Grain LLC. This was a significant increase from the 2003 amount of $0.3 million and resulted both from increased performance of unconsolidated subsidiaries as well as an increase in the percentage owned by the Company from 15.1% to 21.9%.

Operating, administrative and general expenses for 2004 totaled $154.9 million, an $11.8 million increase from 2003. Included in this increase is $4.5 million related to growth in the Rail and Agriculture Groups. The remaining $7.3 million increase is 5% higher than 2003 and represents a variety of cost increases, most notably $1.9 million in increased retirement and health care benefits expense, $1.4 million in professional services costs relating to compliance with the Sarbanes-Oxley Act, and $2.8 million in additional labor and performance incentives. A portion of the additional labor was related to additional staffing to support the ongoing requirements of the Sarbanes-Oxley act.

The Company expects continued increases in retirement and health care benefits expense into 2005 based on known changes in actuarial assumptions and health care claims inflation. The Company is continuing to evaluate its benefit programs and look for opportunities to provide competitive benefits at a reasonable cost.

Interest expense for 2004 was $10.5 million, a $2.5 million, or 31%, increase from 2003. Average daily short-term borrowings for 2004 were down 17.5% when compared to 2003 while the average short-term interest rate decreased from 2.1% for 2003 to 1.9% for 2004.

Long-term interest expense increased 53% for the same period and relates primarily to the significant increase in long-term debt incurred to complete the railcar acquisition.

As a result of the above, pretax income of $30.1 million for 2004 was 68% higher than the pretax income of $18.0 million in 2003. Income tax expense of $11.0 million was recorded in 2004 at an effective rate of 36.4%. In 2003, income tax expense of $6.3 million was recorded at an effective rate of 34.9%. The increase in effective tax rates between 2003 and 2004 resulted primarily from an increase in state income taxes and a slight reduction in the Extraterritorial Income (“ETI”) exclusion.

In October 2004, the American Jobs Creation Act was enacted. Two provisions of this Act will impact the Company’s 2005 effective tax rate. The Act repealed the Extraterritorial Income regime for transactions entered into after December 31, 2004, subject to a phase-out that allows the Company to claim 80% of the normal ETI benefit in 2005. In addition, the Act provides for a tax deduction for certain domestic production activities. The deduction for 2005 is equal to 3% of the lesser of: (a) taxable income derived from qualified production activities or (b) total taxable income for the year. The impact of these provisions will be reflected in the 2005 first quarter effective tax rate.

The 2004 net income of $19.1 million was $7.4 million higher than the 2003 net income of $11.7 million. Basic earnings per share of $2.64 increased $1.00 from 2003 and diluted earnings per share of $2.55 increased $0.96 from 2003.

Comparison of 2003 with 2002

Sales and merchandising revenues for 2003 totaled $1.2 billion, an increase of $170.4 million, or 16%, from 2002. Sales in the Agriculture Group were up $143.1 million, or 20%. Increased grain sales of $126.9 million included both a 4% volume increase and an 18% increase in the average price of bushels sold. All grains, except oats, showed price per bushel increases and bushel volume was up for all grains except wheat. In both 2003 and 2002, grain expected to ship in the following calendar year was shipped in the fourth quarter. This occurred because of increased demand and / or market prices favoring sales rather than storage of grain. Fertilizer sales were up $16.2 million, or 9%, due to a 9% increase in the average price per ton sold on flat volumes. A portion of the price increase relates to increases in natural gas prices, a basic raw material in the manufacture of nitrogen and urea which are key products used by the Plant Nutrient division. Generally, this increase can be passed through to customers although a price increase may also reduce consumer demand at the producer level. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

Merchandising revenues in the Agriculture Group were down $6.2 million, or 17%, due to decreases in space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned.

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

Gross profit for 2003 totaled $164.1 million, an increase of $1.0 million, or less than 1%, from 2002. The Agriculture Group had a $3.9 million, or 5%, decrease in gross profit, in spite of the significant increase in revenues mentioned previously. Gross profit in the Grain division totaled $41.8 million, a decrease of $5.5 million, or 12%, resulting primarily from the $6.2 million decrease in merchandising revenues mentioned previously, partially offset by a $0.7 million increase in gross profit on grain sales. The Plant Nutrient division recognized an increase in gross profit of $1.6 million, primarily due to a 5% increase in gross profit per ton.

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

Operating, administrative and general expenses for 2003 totaled $143.1 million, a $2.1 million increase from 2002. Full-time employees were approximately equal to 2002, however, labor expense increased $1.0 million, or 1%. Benefit costs rose 3% due to the increased cost of providing pension and health care benefits to current and former employees. Other significant increases were realized in utilities, reflecting the high cost of natural gas, and the need to dry a wet 2003 corn crop and professional and contract services, reflecting additional expense relating to external legal fees, accounting and audit services and corporate governance expenses. Some of the professional and contract services increase was related to acquisition activity.

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

Liquidity and Capital Resources

The Company’s operations provided cash of $62.5 million in 2004, an increase of $18.4 million from 2003. Short-term borrowings used to fund these operations decreased $35.9 million from December 31, 2003. Net working capital at December 31, 2004 was $105.7 million, an increase of $16.2 million from December 31, 2003.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. In November 2002, the Company entered into a borrowing arrangement with a syndicate of banks. This borrowing arrangement was amended and renewed in the third quarter of 2004. The agreement provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $50 million. The short-term line was temporarily increased to $240 million in the second quarter in response to business needs. At July 1, 2004, the available credit lines were reduced back to $200 million. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $12.1 million on its short-term line of credit at December 31, 2004. Peak short-term borrowing during 2004 was $188.5 million on April 8, 2004. There were also periods in 2004 when the Company had no short-term lines of credit outstanding. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At December 31, 2004, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net asset of $0.1 million.

Quarterly cash dividends of $0.075 and $0.07 per common share were paid in 2004 and 2003, respectively except for the fourth quarter of 2004 where a dividend of $0.08 was paid. A cash dividend of $0.08 per common share was paid on January 24, 2005. The Company made income tax payments of $7.1 million in 2004. During 2004, the Company issued approximately 151 thousand shares to employees and directors under its share compensation plans.

Total capital spending for 2004 on property, plant and equipment was $13.2 million and only the acquisition of the Oakville, Indiana grain facility completed in the first quarter of 2004 and an upgrade of information systems exceeded $0.5 million each. The remaining amount was spent on numerous assets and projects with no single project costing more than $0.5 million.

In addition to the spending on conventional property, plant and equipment, the Company spent $45.8 million in 2004 for the purchase of railcars and capitalized modifications on railcars for use in its Rail Group and sold or financed $45.6 million of railcars during 2004. The $45.8 million of railcars purchased is in addition to the significant railcar purchase described in Note 3 to the consolidated financial statements in Item 8 where the Company purchased approximately 6,700 railcars and 48 locomotives in a fleet acquisition completed in February 2004 for $83.7 million plus $1.4 million in transaction costs. As part of this acquisition, the Company also acquired management contracts for an additional 2,400 railcars owned by third-party investors. The majority of the acquired railcars are in lease service. To finance the transaction, $86.4 million of securitized debt was issued by the special purpose entities which are subsidiaries. This debt is recourse only to the special purpose entities and is not guaranteed by the Company. Subsequent to its February issuance, the Company repaid $12 million of this non-recourse debt.

The Company increased its investment in Lansing Grain Company, LLC (“LGC”) in February 2004 by $0.7 million. The Company now owns approximately 21.9% of the equity and accounts for it using the equity method. The Company also holds an option to increase its investment in each of 2005-2008 with the potential of attaining majority ownership in 2008. In early March 2005, the Company invested approximately $0.9 million for an additional 7% of the equity of LGC for a total ownership of approximately 29.1%.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at December 31, 2004. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. Additional long-term debt financing of $7.5 million was obtained in the second quarter and the Company pledged, as collateral, the grain facility that it acquired in Oakville, Indiana in the first quarter of 2004 along with other grain facilities. The new long-term debt obtained as part of the railcar acquisition described earlier is securitized by the assets held by three wholly-owned bankruptcy-remote entities.

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

Contractual Obligations

Future payments due under contractual obligations at December 31, 2004 are as follows:

		Payments Due by Period

Contractual Obligations (in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Long-term debt	$5,607	$19,425	$33,526	$33,778	$92,336
Long-term debt non-recourse	10,063	19,250	18,000	27,093	74,406
Capital lease obligations	398	2,902	172	—	3,472
Operating leases	13,890	23,303	18,294	20,057	75,544
Purchase commitments (a)	144,738	9,664	140	—	154,542
Other long-term liabilities (b)	3,874	2,584	2,490	—	8,948

Total contractual cash obligations	$178,570	$77,128	$72,622	$80,928	$409,248

(a)	Includes the value of purchase obligations in the Company’s operating units, including $134.1 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts. See narrative description of business for the Agriculture Group in Item 1 for further discussion.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2005 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2009 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2005 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

Included in long-term debt are acquisition liabilities that include minimum royalty payments. There are additional contingent sales-based royalty payments that have not triggered to date and which are not expected to be material to the Company if they trigger in the future. The royalty period ends May 2005.

The Company had standby letters of credit outstanding of $20.3 million at December 31, 2004, of which $8.3 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.

Approximately 75% of the operating lease commitments above relate to 4,288 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

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

The following table describes the railcar and locomotive positions at December 31, 2004.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	769
Owned-railcar assets leased to others	On balance sheet — non-current	8,412
Railcars leased from financial intermediaries	Off balance sheet	4,288
Railcars – non-recourse arrangements	Off balance sheet	1,180

Total Railcars		14,649

Locomotive assets leased to others	On balance sheet — non-current	44
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		118

In addition, the Company manages approximately 1,600 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $56.7 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 8 years. The majority of these railcars have been leased to customers at December 31, 2004 over similar terms. This segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

As described in Note 3 to the consolidated financial statements in Item 8, the above car counts include railcars and locomotives that were purchased in February 2004. Nearly all of the purchased assets are owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and are included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral.

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

	December 31
(in thousands)	2004	2003
Net long position	$2,869	$675
Market risk	287	68

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

	December 31
(in thousands)	2004	2003
Fair value of long-term debt and interest rate contracts	$168,668	$88,711
Fair value in excess of (less than) carrying value	(1,443)	1,206
Market risk	1,508	1,005

Item 8.      Financial Statements and Supplementary Data

The Andersons, Inc.
Index to Financial Statements

Management’s Report on Internal Control Over Financial Reporting

The management of The Andersons, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” Based on our assessment under this framework, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Andersons, Inc.:

We have completed an integrated audit of The Andersons, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, during 2002, the Company adopted EITF Topic D-96, Accounting for Management Fees Based on a Formula.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the

Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
March 14, 2005

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31
(in thousands, except per common share data)	2004	2003	2002
Sales and merchandising revenues	$1,275,273	$1,246,964	$1,076,527
Cost of sales and merchandising revenues	1,086,174	1,082,870	913,426

Gross profit	189,099	164,094	163,101

Operating, administrative and general expenses	154,895	143,129	141,028
Interest expense	10,545	8,048	9,812
Other income / gains:
Other income, net	4,973	4,701	3,426
Equity in earnings of affiliates	1,471	347	13
Gain on insurance settlements	—	—	302

Income before income taxes and cumulative effect of accounting change	30,103	17,965	16,002
Income tax provision	10,959	6,264	5,238

Income before cumulative effect of accounting change	19,144	11,701	10,764
Cumulative effect of change in accounting principle, net of income tax effect	—	—	3,480

Net income	$19,144	$11,701	$14,244

Per common share:
Basic earnings per share:
Income before cumulative effect of accounting change	$2.64	$1.64	$1.48
Cumulative effect of change in accounting principle, net of income tax effect	—	—	0.48

Net income	$2.64	$1.64	$1.96

Diluted earnings per share:
Income before cumulative effect of accounting change	$2.55	$1.59	$1.45
Cumulative effect of change in accounting principle, net of income tax effect	—	—	0.47

Diluted earnings	$2.55	$1.59	$1.92

Dividends paid	$0.305	$0.28	$0.26

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31
(in thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,439	$6,444
Restricted cash	1,532	—
Accounts and notes receivable:
Trade receivables, less allowance for doubtful accounts of $2,136 in 2004; $2,274 in 2003	64,458	67,375
Margin deposits	1,777	1,171

	66,235	68,546
Inventories	251,428	259,755
Railcars available for sale	6,937	1,448
Deferred income taxes	2,650	3,563
Prepaid expenses and other current assets	21,072	17,223

Total current assets	358,293	356,979
Other assets:
Pension asset	6,127	6,434
Other assets and notes receivable, less allowance for doubtful notes receivable of $173 in 2004; $259 in 2003	10,464	4,806
Investments in and advances to affiliates	4,037	2,462

	20,628	13,702
Railcar assets leased to others, net	101,358	29,489
Property, plant and equipment, net	92,510	92,449

	$572,789	$492,619

Liabilities and Shareholders’ equity
Current liabilities:
Short-term borrowings	$12,100	$48,000
Accounts payable for grain	87,322	88,314
Other accounts payable	66,208	72,291
Customer prepayments and deferred revenue	50,105	34,366
Accrued expenses	20,744	19,024
Current maturities of long-term debt – non-recourse	10,063	—
Current maturities of long-term debt	6,005	5,452

Total current liabilities	252,547	267,447
Deferred income and other long-term liabilities	1,213	1,359
Employee benefit plan obligations	16,890	14,493
Long-term debt – non-recourse, less current maturities	64,343	—
Long-term debt, less current maturities	89,803	82,127
Deferred income taxes	14,117	11,402

Total liabilities	438,913	376,828
Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized Issued – 8,430 shares at stated value of $0.01 per share	84	84
Additional paid-in capital	67,960	67,179
Treasury shares, at cost (1,077 in 2004; 1,229 in 2003)	(12,654)	(13,118)

Accumulated other comprehensive loss	(397)	(355)
Unearned compensation	(119)	(120)
Retained earnings	79,002	62,121

	133,876	115,791

	$572,789	$492,619

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2004	2003	2002
Operating activities
Net income	$19,144	$11,701	$14,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,435	15,139	14,314
Cumulative effect of accounting change, net of income tax effect	—	—	(3,480)
Unremitted earnings of affiliates	(854)	(353)	(41)
Gain on disposal of property, plant and equipment	(431)	(273)	(708)
Realized gains on sales of railcars and related leases	(3,127)	(2,146)	(179)
Deferred income taxes	3,184	382	1,432
Other	739	446	91

Cash provided by operations before changes in operating assets and liabilities	40,090	24,896	25,673
Changes in operating assets and liabilities:
Accounts and notes receivable	2,311	(8,814)	(4,896)
Inventories	8,327	(3,480)	(17,984)
Prepaid expenses and other assets	(2,731)	(6,266)	(433)
Accounts payable for grain	(992)	12,893	8,454
Other accounts payable and accrued expenses	15,487	24,864	12,435

Net cash provided by operating activities	62,492	44,093	23,249

Investing activities
Acquisition of business	(85,078)	—	—
Purchases of railcars	(45,550)	(20,498)	(8,203)
Proceeds from sale or financing of railcars and related leases	45,640	16,710	15,985
Purchases of property, plant and equipment	(13,201)	(11,749)	(9,834)
Proceeds from disposals of property, plant and equipment	1,386	607	900
Investment in affiliate	(675)	(1,182)	—
Restricted cash	(1,532)	—	—

Net cash used in investing activities	(99,010)	(16,112)	(1,152)

Financing activities
Net decrease in short-term borrowings	(35,900)	(22,000)	(12,600)
Proceeds from issuance of long-term debt	14,678	2,916	22,333
Proceeds from issuance of non-recourse, securitized long-term debt	86,400	—	—
Payments of long-term debt	(6,449)	(9,385)	(29,976)
Payments of non-recourse, securitized long-term debt	(11,994)	—	—
Change in overdrafts	(2,307)	3,126	2,866
Payment of debt issuance costs	(4,704)	—	(634)
Proceeds from sale of treasury shares under stock compensation plans	1,004	964	840
Dividends paid	(2,215)	(2,009)	(1,903)
Purchase of treasury shares	—	(1,244)	(2,625)

Net cash provided by (used in) financing activities	38,513	(27,632)	(21,699)

Increase in cash and cash equivalents	1,995	349	398
Cash and cash equivalents at beginning of year	6,444	6,095	5,697

Cash and cash equivalents at end of year	$8,439	$6,444	$6,095

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total
Balances at January 1, 2002	$84	$66,431	$(10,687)	$(964)	$(83)	$40,153	$94,934

Net income						14,244	14,244
Other comprehensive income :
Cash flow hedge activity				149			149

Comprehensive income							14,393
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $303 (132 shares)		231	754		(145)		840
Amortization of unearned compensation					155		155
Purchase of treasury shares (216 shares)			(2,625)				(2,625)
Dividends declared ($0.265 per common share)						(1,932)	(1,932)

Balances at December 31, 2002	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net income						11,701	11,701
Other comprehensive income:
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($0.285 per common share)						(2,045)	(2,045)

Balances at December 31, 2003	84	67,179	(13,118)	(355)	(120)	62,121	115,791

Net income						19,144	19,144
Other comprehensive income:
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (151 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($0.31 per common share)						(2,263)	(2,263)

Balances at December 31, 2004	$84	$67,960	$(12,654)	$(397)	$(119)	$79,002	$133,876

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements

1. Basis of Financial Presentation

These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

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

Restricted cash is held by an Indenture Trustee as collateral for the non-recourse debt issued in 2004 as described further in Note 7.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days and greater than a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis.

Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

Investments In and Advances to Affiliates

The Company holds investments in three limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income / loss less any distributions it has received. The Company’s share of income on its investment in these entities aggregated $1.5 million in 2004, $0.3 million in 2003 and was negligible in 2002.

In January 2003, the Company invested $1.2 million in Lansing Grain Company, LLC (“LGC”) for a 15.1% interest. Lansing Grain Company, LLC was formed in late 2002 and includes the majority of the assets of the Lansing Grain Company. The terms of the Company’s investment include options to increase its investment in each of the next four years with the potential of attaining majority ownership in 2008. Under this option agreement, the Company contributed an additional $0.7 million in the first quarter of 2004, bringing its ownership up to 21.9%.

Derivatives – Commodity and Interest Rate Contracts

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

The Company also periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company accounts for long-term interest rate swaps, treasury rate locks and interest rate corridor contracts as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in other comprehensive income. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, the Company does not designate or account for other open interest rate contracts as hedges.

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

In 2004, the Company reclassified $0.3 million of other comprehensive income into the Rail Group’s lease cost of sales under the reclassification policy noted above for amortization of the closed treasury rate locks. In each of 2003 and 2002, the reclassification was $0.2 million. Less than $0.1 million in each of 2004, 2003 and 2002 was reclassified to interest expense as a result of amortization of other comprehensive income from the change in fair value of the interest rate corridors.

In 2003, the Company entered into Canadian currency forward contracts totaling $13.8 million in anticipation of acquiring a Canadian company. The value of these contracts was included on the balance sheet and marked-to-market and the resulting unrealized gains and losses were included in the statement of income. When the acquisition failed to be consummated, these positions were liquidated and the resulting realized gain of $0.4 million was included in other income.

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

Railcars have economic useful lives of either 40 or 50 years (measured from the date built) depending on type and year built. Railcars leased to others are depreciated over the shorter of their remaining useful lives or 15 years. Additional information about the Rail Group’s leasing activities is presented in Note 10 to the consolidated financial statements.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements and leasehold improvements – 10 to 16 years; buildings and storage facilities – 20 to 30 years; machinery and equipment – 3 to 20 years; and software – 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Deferred Debt Issue Costs

Costs associated with the issuance of long-term debt are capitalized. These costs are amortized on a straight-line basis over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, if any. Capitalized costs associated with the short-term syndication agreement are amortized over the term of the syndication.

Intangible Assets and Goodwill

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years; patents 17 years) on the straight-line method. Goodwill is recorded net of accumulated amortization recognized through December 31, 2001. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, goodwill is no longer amortized, but is subject to periodic impairment tests.

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

The Company recognized impairment losses on long-term railcars of $0.3 million in 2002 in cost of sales of the Rail Group. The railcar impairments were recognized on cars nearing the end of their useful life, which carried low lease rates. Fair value was determined by calculating the net present value of the lease stream of the railcars and their salvage value. The railcar impairments were determined during the annual impairment review of long-term railcar assets. The Company also recognized a $0.2 million impairment on an agricultural facility in 2002, which was included in operating, administrative and general expenses. The agricultural facility impairment was triggered by, and based on, the receipt of a bona fide offer from a third-party for an idle facility, and was recorded by the Agriculture Group, and was based on the amount of the third-party offer.

Accounts Payable for Grain

Accounts payable for grain includes the liability for grain purchases on which price has not been established (delayed price). This amount has been computed on the basis of market prices at the balance sheet date, adjusted for the applicable premium or discount.

Cumulative Effect of Change in Accounting Principle

The Company has negotiated a marketing agreement with Cargill, Incorporated (“Cargill”) that covers certain of its grain facilities (some of which are leased from Cargill). Under the current provisions of this five-year amended and restated agreement (which began in June 1998, was renewed and amended in June 2003 and expires in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) is shared equally with Cargill once it exceeds a threshold amount. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at each contract year end. The Company recognizes its pro-rata share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula” (“Topic D-96”).

The original 1998 agreement provided a guarantee of income to the Company up to the threshold amount, measured on a cumulative basis. Any cumulative excess over the threshold was shared equally by the parties. Prior to 2002, the Company accounted for the 1998 marketing agreement by recognizing the proportionate share of income for the guarantee and deferring any excess income until the end of a contract year. The cumulative deferral was then amortized over the remaining months of the contract. On January 1, 2002, the Company changed its method of accounting to adopt Topic D-96 and recognized a cumulative effect adjustment of $5.4 million ($3.5 million after tax).

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148. Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

	Year Ended December 31
(in thousands, except for per share data)	2004	2003	2002
Net income reported	$19,144	$11,701	$14,244
Add: Stock-based compensation expense included in reported net income, net of related tax effects	151	124	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)	(557)	(421)

Pro forma net income	$18,618	$11,268	$13,928

Earnings per share:
Basic – as reported	$2.64	$1.64	$1.96

Basic – pro forma	$2.57	$1.58	$1.91

Diluted – as reported	$2.55	$1.59	$1.92

Diluted – pro forma	$2.51	$1.54	$1.87

Revenue Recognition

Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain operations, gross profit on grain sales is recognized when sales contracts are executed. Sales of grain are then recognized at the time of shipment when title to the grain transfers to the customer. Revenues from other grain merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales of railcars to financial intermediaries on a non-recourse basis are recognized as revenue on the date of sale. Sales for these transactions totaled $3.7 million and $11.9 million in 2004 and, 2003, respectively. There were no non-recourse sales in 2002.

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

The Company’s Rail Group leases railcars and locomotives to customers, manages railcars for third parties, and leases railcars for internal use. The Company is an operating lessor of railcars that are owned by the Company, or leased by the Company from financial intermediaries. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. The Company acquired some leases where the monthly lease fee is contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $8.4 million in 2004. There were no per diem arrangements prior to 2004. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.

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

The Company has financed the cost of certain railcar assets through leases with financial intermediaries. The terms of these leases required the Company to capitalize the assets and record the net present value of the lease obligations on its balance sheet as long-term borrowings. There was no gain or loss on these financing transactions. These obligations are included with the Company’s long-term debt as described in Note 7 to the consolidated financial statements. The railcars under these leases are being depreciated to their residual value over the term of the leases. Details of the book value of the railcars are included in Note 4 to the consolidated financial statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense of $4.3 million, $3.6 million and $3.8 million in 2004, 2003, and 2002, respectively, is included in operating, administrative and general expenses.

Earnings per Share

Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares. Restricted shares that are fully vested are included in basic shares outstanding.

	Year ended December 31
(in thousands)	2004	2003	2002
Weighted average shares outstanding – basic	7,246	7,141	7,283
Unvested restricted shares and shares contingently issuable upon exercise of options	252	199	146

Weighted average shares outstanding – diluted	7,498	7,340	7,429

Diluted earnings per common share excludes the impact of one thousand employee stock options for 2002, as such options were antidilutive. There were no such antidilutive options in 2004 and 2003.

New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment”. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The standard is effective for the Company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and will begin expensing stock options in the third quarter of 2005. The Company is evaluating the impact that this standard will have on it. The previous Stock Based Compensation section provides some indication of what the potential impact could be to the Company, however, the Company has not finalized its selection of the valuation model and anticipates some changes in its stock based compensation programs in 2005.

In November 2004, FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard does not have a material impact to the Company’s financial statements.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

3. Business Combinations

In February 2004, the Company acquired used railcar rolling stock and leasing assets (railcars and a limited number of locomotives) from Railcar Ltd. and Progress Rail Services Corporation, both of which are part of Progress Energy, Inc., for $82.1 million plus $1.6 million directly to a financial institution for the exercise of a purchase option assigned to the Company by the sellers and $1.4 million in acquisition costs. The acquisition was financed primarily with long-term borrowings secured solely by the railcar rolling stock and current and future leases. The acquisition was accounted for under the purchase method of accounting, and the results of operations have been included in the consolidated statements of income from February 12, 2004. The allocation of cost to the acquired assets (in thousands) is as follows:

Railcar assets leased to others	$75,405
Railcars available for sale	6,497
Intangible assets (primarily customer lists)	3,620
Residual value guarantee liabilities assumed	(444)

Total cost of acquired assets	$85,078

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

If the acquisition had taken place on January 1, 2003, pro forma revenues (unaudited) would have been $1,277.9 million and $1,270.6 million for 2004 and 2003, respectively. The business has been integrated into the Company’s Rail segment and has resulted in significantly different cost and expense structures. Therefore, pro forma operating income, net earnings and earnings per common share are not presented as they are not meaningful.

4. Details of Certain Financial Statement Accounts

Major classes of inventories are as follows:

	December 31
(in thousands)	2004	2003

Grain	$146,912	$152,703
Agricultural fertilizer and supplies	37,604	33,665
Lawn and garden fertilizer and corncob products	36,885	42,631
Retail merchandise	28,099	28,898
Railcar repair parts	1,653	1,572
Other	275	286

	$251,428	$259,755

The Company’s amortizable intangible assets are included in Other assets and notes receivable and are as follows:

		Original	Accumulated	Net Book
(in thousands)	Group	Cost	Amortization	Value
December 31, 2004
Trademarks / noncompete agreements / customer lists and other acquired intangibles	Processing	$3,988	$3,656	$332
Acquired customer list	Rail	3,462	575	2,887
Patents and other	Various	267	97	170

		$7,717	$4,328	$3,389

December 31, 2003
Trademarks / noncompete agreements / customer lists and other acquired intangibles	Processing	$3,988	$2,858	$1,130
Patents and other	Various	199	89	110

		$4,187	$2,947	$1,240

Amortization expense for intangible assets for 2004 was $1.4 million and for each of 2003 and 2002 was $0.8 million. Expected aggregate annual amortization is as follows: 2005 — $1.1 million; 2006 through 2008 — $0.7 million each; and $0.1 million for 2009.

The Company’s also has goodwill of $1.3 million included in Other assets and notes receivable. There has been no change in goodwill for in any of the years presented. Goodwill includes $0.6 million in the Agriculture Group and $0.7 million in the Processing Group.

The components of property, plant and equipment are as follows:

	December 31
(in thousands)	2004	2003

Land	$11,961	$11,845
Land improvements and leasehold improvements	30,967	30,086
Buildings and storage facilities	102,681	99,120
Machinery and equipment	126,510	124,753
Software	6,211	5,470
Construction in progress	1,305	1,293

	279,635	272,567
Less accumulated depreciation and amortization	187,125	180,118

	$92,510	$92,449

The components of Railcar assets leased to others are as follows:

	December 31
(in thousands)	2004	2003
Railcar assets leased to others	$115,285	$37,174
Less accumulated depreciation	13,927	7,685

	$101,358	$29,489

The Company enters into sale-leaseback transactions with financial institutions which are generally structured as operating leases. Two of the Company’s sale-leaseback transactions, however, require accounting as a capital lease due to terms of the arrangements. These assets have a cost of $4.2 million and are included with railcar assets leased to others for both 2004 and 2003. Accumulated amortization for these assets was $0.7 and $0.5 million at December 31, 2004 and 2003, respectively.

5. Nonoperating Gains

During 2002, a conference facility owned by the Company was damaged by fire. This facility was insured for replacement value and the Company received insurance funds to repair the damaged assets. The 2002 gain of $0.3 million represents the insurance proceeds received in 2002 in excess of the net book value of the destroyed assets.

6. Short-Term Borrowing Arrangements

The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and renewed in September 2004 provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $50 million. Short-term borrowings under this arrangement totaled $12.1 and $48.0 million at December 31, 2004 and 2003, respectively. The borrowing arrangement terminates on September 30, 2005 but allows for indefinite renewals at the Company’s option and as long as certain covenants are met. Management expects to renew the arrangement prior to its termination date. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees. The following information relates to short-term borrowings:

	December 31
(in thousands, except percentages)	2004	2003	2002

Maximum amount borrowed	$188,500	$127,200	$139,200
Average daily amount borrowed	77,103	93,453	92,534
Weighted average interest rate	1.91%	2.07%	3.24%

7. Long-Term Debt and Interest Rate Contracts

Recourse Debt

Long-term debt consists of the following:

	December 31
(in thousands, except percentages)	2004	2003

Note payable, 5.55%, payable $143 monthly, remainder due 2012	$16,185	$16,971
Note payable, 6.95%, payable $317 quarterly, remainder due 2010	13,611	14,879
Note payable, 5.55%, payable $291 quarterly beginning in 2004, due 2016	9,959	10,541
Note payable, 4.64%, payable $79 monthly, due 2009	5,385	6,291
Note payable, 4.60%, payable $235 quarter, due 2010	7,202	—
Industrial development revenue bonds:
Variable rate (2.07% at December 31, 2004), due 2019	4,650	4,650
Variable rate (2.12% at December 31, 2004), due 2025	3,100	3,100
Liabilities related to acquisition, discounted at 8.25%, due in variable quarterly installments through 2005	1,414	2,059
Debenture bonds, 5.00% to 8.00%, due 2005 through 2014	30,466	25,083
Obligations under capital leases	3,472	3,563
Other notes payable and bonds	364	442

	95,808	87,579
Less current maturities	6,005	5,452

	$89,803	$82,127

In connection with its short-term borrowing agreement with a syndicate of banks, the Company obtained an unsecured $100.0 million long-term line of credit. Borrowings under this line of credit will bear interest based on LIBOR, plus a spread. The long-term line of credit expires on September 30, 2007, but may be renewed by the Company for an additional three years as long as covenants are met. After considering its standby letters of credit totaling $20.3 million at December 31, 2004, the Company had available borrowing capacity under this facility of $79.7 million.

The notes payable due 2010, 2012 and 2016 and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $29.2 million. The note payable due 2009 is collateralized by railcars with a book value of $3.6 million.

The Company has $6.8 million of five year term debenture bonds bearing interest at 5.0% and $6.2 million of ten year term debenture bonds bearing interest at 6.0% available for sale under an existing registration statement.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that require the Company, among other things, to:

•	maintain minimum working capital of $55.0 million and net equity (as defined) of $80.0 million;

•	limit the addition of new long-term recourse debt;

•	limit its unhedged grain position to 2.0 million bushels; and

•	restrict the amount of dividends paid.

The Company was in compliance with all covenants at December 31, 2004 and 2003.

The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2005 — $6.0 million; 2006 — $12.7 million; 2007 — $9.6 million; 2008 — $9.6 million; 2009 — $24.1 million; and $33.8 million thereafter.

Non-Recourse Debt

In connection with the acquisition discussed in Note 3, the Company formed three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, which is a wholly-owned subsidiary of the Company. These bankruptcy-remote entities issued $86.4 million of debt. The debt holders have recourse only to the assets including any related leases of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as Indenture Trustee. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The Indenture Trustee ensures that the bankruptcy remote entities are managed in accordance with the Indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.

The Class A debt is insured by Municipal Bond Insurance Association. Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. The book value of the railcar rolling stock at December 31, 2004 was $75.2 million.

	December 31
(in thousands, except percentages)	2004	2003

Class A-1 Railcar Notes due 2019, 2.79%, payable $600,000 monthly	$24,200	$—
Class A-2 Railcar Notes due 2019, 4.57%, payable $600,000 monthly beginning after Class A-1 notes have been retired	21,000	—
Class A-3 Railcar Notes due 2019, 5.13%, payable $183,333 monthly	24,456	—
Class B Railcar Notes due 2019, 14.00% payable $50,000 beginning August 2004	4,750	—

	74,406	—
Less current maturities	10,063	—

	$64,343	$—

All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur between 2012 and 2016 based on debt amortization requirements of the Indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the Company, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.

The Company’s non-recourse debt carries separate financial covenants relating solely to the collateralized assets. Triggering one or more of these covenants for a specified period of time, could require a faster amortization of the outstanding debt. These covenants include, but aren’t limited to, the following:

•	Monthly average lease rate greater than or equal to $200

•	Monthly railcar utilization rate greater than or equal to 80%

•	Coverage ratio greater than or equal to 1.15

•	Class A notes balance less than or equal to 90% of the stated value (as assigned in the debt documents) of railcars.

The Company was in compliance with these covenants at December 31, 2004.

The aggregate annual maturities of long-term debt, non-recourse are as follows: 2005 — $10.1 million; 2006 — $10.0 million; 2007 — $9.2 million; 2008 — $9.0 million; 2009 — $9.0 million; and $27.1 million thereafter.

Interest Paid and Interest Rate Derivatives

Interest paid (including interest on short-term lines of credit) amounted to $10.1 million, $7.8 million and $10.1 million in 2004, 2003 and 2002, respectively.

The Company has entered into derivative interest rate contracts to manage interest rate risk on short-term borrowings. The contracts convert variable interest rates to short-term fixed rates, consistent with projected borrowing needs. The Company had three open interest rate swaps with notional amounts of $10.0 million each at December 31, 2004. These swaps fixed interest at 2.39%, 2.13% and 2.06% and expire at various times in 2005. In addition, at December 31, 2004 the Company has entered into one forward starting short-term interest rate derivative with a notional amount of $10.0 million to hedge its short-term borrowings. This agreement fixes interest rates at 3.00% and is effective from October 2005 through March 2006 and may be extended to October 2006. The Company also has a forward starting cap with a notional amount of $10.0 million beginning October 2005 which caps interest rates at 3.00% through March 2006. Although these instruments are intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for them as hedges. Changes in their fair value are included in interest expense in the statement of income.

The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2004.

			Initial
			Notional
Interest Rate			Amount
Hedging	Year	Year of	(in		Interest
Instrument	Entered	Maturity	millions)	Hedged Item	Rate

Corridor	2002	2006	$4.8	Interest rate component of a railcar debt financing	4.25% - 7.00%
Corridor	2002	2007	$4.3	Interest rate component of a railcar sale-leaseback transaction	4.25% - 7.00%
Cap	2003	2008	$1.4	Interest rate component of an operating lease – not accounted for as a hedge	3.95%

The initial notional amounts on the above instruments amortize monthly in the same manner as the underlying hedged item. Changes in the fair value of the cap are included in interest expense in the statements of income, as they are not accounted for as cash flow hedges. The interest rate corridors are designated as cash flow hedges with changes in their fair values included as a component of other comprehensive income or loss. Also included in accumulated other comprehensive income are closed treasury rate locks entered into to hedge the interest rate component of railcar lease transactions prior to their closing. The reclassification of these amounts from other comprehensive income into interest or cost of railcar sales occurs over the term of the hedged debt or lease, as applicable.

The fair values of all derivative instruments are included in prepaid expenses, other assets and notes receivable, other accounts payable or other long-term liabilities. The net fair value amount for 2004 and 2003 was $0.1 million. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was a $0.1 million additional interest expense in 2003 and $0.1 million interest credit for 2004 and 2002. If there are no additional changes in fair value, the Company expects to reclassify $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2005. Counterparties to the short and long-term derivatives are large international financial institutions.

8. Income Taxes

The income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2004	2003	2002

Current:
Federal	$4,994	$5,124	$3,606
State and local	1,561	758	200
Foreign	1,220	—	—

	7,775	5,882	3,806

Deferred:
Federal	2,473	206	1,288
State and local	570	176	144
Foreign	141	—	—

	3,184	382	1,432

Total:
Federal	7,467	5,330	4,894
State and local	2,131	934	344
Foreign	1,361	—	—

	$10,959	$6,264	$5,238

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2004	2003	2002

U.S. income	$27,070	$17,965	$16,002
Foreign	3,033	—	—

	$30,103	$17,965	$16,002

     A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2004	2003	2002

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of extraterritorial income exclusion	(3.1)	(3.6)	(3.2)
State and local income taxes, net of related federal taxes	4.6	3.4	1.4
Other, net	(0.1)	0.1	(0.5)

Effective tax rate	36.4%	34.9%	32.7%

Income taxes paid in 2004, 2003 and 2002 were $7.1 million, $5.2 million and $2.5 million, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2004	2003

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(19,132)	$(15,465)
Prepaid employee benefits	(4,295)	(4,277)
Deferred income	(566)	(193)
Other	(422)	(386)

	(24,415)	(20,321)

Deferred tax assets:
Employee benefits	8,290	7,160
Accounts and notes receivable	888	1,237
Inventories	3,228	2,721
Investments	190	1,043
Other	352	321

	12,948	12,482

Net deferred tax liabilities	$(11,467)	$(7,839)

In 2002, the Company decreased a $1.9 million deferred tax asset related to its adoption of EITF Topic D-96 as discussed in Note 2. This amount was included in the statement of income as a component of the cumulative effect of a change in accounting principle.

In 2002, the Company recorded a deferred tax asset of $0.5 million, related to the accounting for derivatives under Statement 133. In 2004, this deferred tax asset was decreased by $0.4 million. The net amount is included in other comprehensive income in the statement of shareholders’ equity.

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

The LT Plan also permits awards of restricted stock. The Company issued 15 thousand, 24 thousand and 15 thousand restricted shares during 2004, 2003 and 2002, respectively; 24 thousand restricted shares remain outstanding at December 31, 2004. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares vest 50% after one year and the remaining 50% after two years. Restricted shares issued under the LT Plan are recorded at their fair value on the grant date with a corresponding charge to shareholders’ equity representing the unearned portion of the award. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period. Compensation expense related to restricted stock issued under the LT Plan amounted to $0.2 million in each of 2004, 2003 and 2002.

Certain Company executives and outside directors have elected to receive a portion of their cash compensation in stock options and/or restricted stock issued under the LT Plan. These options and restricted stock vest immediately. The options have a ten-year term. There were 4 thousand, 4 thousand and 3 thousand restricted shares issued in lieu of cash compensation in 2004, 2003 and 2002, respectively and 10 thousand options issued in 2002.

The Company’s 2004 Employee Share Purchase Plan (the “ESP Plan”) allows employees to purchase common shares through payroll withholdings. The Company has registered 300 thousand common shares plus 16 thousand common shares remaining unissued under the prior Employee Share Purchase Plan for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. Employees purchased 25 thousand, 23 thousand and 24 thousand shares under the ESP Plan in 2004, 2003 and 2002, respectively. The Company records a liability for withholdings not yet applied towards the purchase of common stock. No compensation expense is recognized for stock purchases or options under the ESP Plan.

Pro forma information regarding net income and earnings per share required by SFAS No. 123, is included in Note 2 to the consolidated financial statements and is determined as if the Company accounted for its employee stock options under the fair value method. The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions by year.

	2004	2003	2002

Long Term Performance Compensation Plan
Risk free interest rate	3.25%	2.78%	4.42%
Dividend yield	1.88%	2.20%	2.60%
Volatility factor of the expected market price of the Company’s common shares	.308	.298	.300
Expected life for the options (in years)	5.00	5.00	5.30

Employee Share Purchase Plan
Risk free interest rate	1.29%	1.32%	2.17%
Dividend yield	1.88%	2.20%	2.60%
Volatility factor of the expected market price of the Company’s common shares	.308	.298	.300
Expected life for the options (in years)	1.00	1.00	1.00

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	Long-Term Performance Compensation Plan
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(common shares in thousands)	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	785	$9.94	808	$9.37	915	$9.18
Granted	192	15.97	205	12.70	171	10.00
Exercised	(216)	8.76	(205)	10.54	(239)	9.14
Expired/forfeited	(7)	10.27	(23)	9.23	(39)	9.12

Outstanding at end of year	754	$11.81	785	$9.94	808	$9.37

	2004	2003	2002

Weighted average fair value of options granted during year	$4.26	$3.07	$2.62

Options exercisable at end of year	576	611	662

Weighted average exercise price of options exercisable at end of year	$10.84	$9.34	$9.35

Options available for grant at December 31, 2004	437
Price range of options at December 31, 2004	$8.625 to $15.97
Weighted average remaining contractual life (in years)	2.74

The following table provides additional information about outstanding options categorized by exercise price.

			Weighted		Weighted
			Average		Average
		Weighted-	Remaining		Exercise Price
Range of	Outstanding	Average	Contractual	Vested	of Vested
Exercise Price	Options	Exercise Price	Life	Options	Options

$8.625 - $9.99	230	$8.74	1.70	230	$8.74
$10.00 - $11.74	142	$10.00	2.38	142	$10.00
$11.75 - $12.70	192	$12.70	3.01	136	$12.70
$12.71 - $15.97	190	$15.97	4.01	68	$15.97

	754			576

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

Lease income from operating leases to customers (including month to month and per diem leases) and rental expense for railcar leases were as follows:

	Year ended December 31
(in thousands)	2004	2003	2002

Rental and service income – operating leases	$43,306	$12,653	$11,521

Rental expense	$12,150	$5,108	$5,007

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income –	Minimum
(in thousands)	Operating Leases	Rental Expense

Year ended December 31
2005	$28,596	$10,962
2006	21,903	8,996
2007	15,110	9,844
2008	9,478	7,486
2009	6,950	7,259
Future years	10,270	12,152

	$92,307	$56,699

Other Leasing Activities:

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $4.2 million, $4.9 million and $5.1 million in 2004, 2003 and 2002, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2004 are as follows: 2005 — $2.5 million; 2006 — $2.3 million; 2007 — $2.0 million; 2008 — $1.8 million; 2009 — $1.7 million; and $7.9 million thereafter.

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

11. Employee Benefit Plan Obligations

The Company provides retirement benefits for substantially all of its employees under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $1.4 million in each of 2004, 2003 and 2002. The Company also provides certain health insurance benefits to employees, including retirees.

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

Obligation and Funded Status

Following are the details of the liability and funding status of the pension and postretirement benefit plans:

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$41,288	$33,604	$21,428	$18,883
Service cost	3,124	2,684	623	532
Interest cost	2,488	2,148	1,296	1,266
Actuarial (gains)/losses	3,645	4,631	1,827	1,562
Plan amendment	—	—	(712)	—
Participant contributions	—	—	187	132
Benefits paid	(1,006)	(1,779)	(1,013)	(947)

Benefit obligation at end of year	49,539	41,288	23,636	21,428

Change in plan assets
Fair value of plan assets at beginning of year	32,520	24,125	—	—
Actual gains (losses) on plan assets	3,432	5,878	—	—
Company contributions	3,428	4,296	826	815
Participant contributions	—	—	187	132
Benefits paid	(1,006)	(1,779)	(1,013)	(947)

Fair value of plan assets at end of year	38,374	32,520	—	—

Funded (underfunded) status of plans at end of year	(11,165)	(8,768)	(23,636)	(21,428)
Unrecognized net actuarial loss	16,706	14,591	16,985	16,773
Unrecognized prior service cost	37	63	(6,238)	(6,727)

Prepaid (accrued) benefit cost	$5,578	$5,886	$(12,889)	$(11,382)

Amounts recognized in the consolidated balance sheets at December 31 consist of:

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2004	2003	2004	2003

Accrued expenses	$(549)	$(548)	$—	$—
Pension asset	6,127	6,434	—	—
Employee benefit plan obligations	—	—	(12,889)	(11,382)

Net amount recognized	$5,578	$5,886	$(12,889)	$(11,382)

Included in employee and benefit plan obligations are $3.6 million and $2.7 million at December 31, 2004 and 2003, respectively, of deferred compensation for certain employees who, due to

Internal Revenue Service guidelines, may not take full advantage of the Company’s primary defined contribution plan. Assets funding this plan are marked to market and in prepaid expenses and other current assets and are equal to the value of this liability. This plan has no impact on income.

Obligations and assets at December 31 for all Company defined benefit plans are as follows:

(in thousands)	2004	2003

Projected benefit obligation	$49,539	$41,288

Accumulated benefit obligation	$34,585	$28,596

Fair value of plan assets	$38,374	$32,520

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

	Expected Pension	Expected Postretirement
Year	Benefit Payout	Benefit Payout

2005	$1,896	$974
2006	2,159	1,054
2007	2,360	1,130
2008	2,780	1,205
2009	3,207	1,285
2010-2014	24,591	7,715

Amounts applicable to an unfunded Company defined benefit plan with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2004	2003

Projected benefit obligation	$1,098	$858

Accumulated benefit obligation	$704	$451

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2004	2003	2002	2004	2003	2002

Service cost	$3,124	$2,684	$2,265	$624	$532	$721
Interest cost	2,488	2,148	1,891	1,296	1,266	1,601
Expected return on plan assets	(2,902)	(2,182)	(2,197)	—	—	—
Amortization of prior service cost	26	26	26	(489)	(489)	(122)
Recognized net actuarial loss	999	1,014	246	902	852	587
Amortization of net transition obligation	—	—	—	—	—	83

Benefit cost	$3,735	$3,690	$2,231	$2,333	$2,161	$2,870

Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2004	2003	2002	2004	2003	2002

Used to Determine Benefit Obligations at Measurement Date
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	—	—	—
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—

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

Assumed Health Care Cost Trend Rates at Beginning of Year

	2004	2003

Health care cost trend rate assumed for next year	11.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2008

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2004	$21	$(19)
Effect on postretirement benefit obligation as of December 31, 2004	376	(342)

To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. Assets of the trust amounted to $4.4 million and $4.1 million at December 31, 2004 and 2003, respectively, and are included in prepaid expenses and other current assets.

In 2004, the FASB issued a Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act).” The Act was signed into law in December 2003 and expanded Medicare to include prescription drugs. We provide medical benefits to retirees and expect that this legislation will reduce our costs for some of these benefits. Beginning July 1, 2004, our net periodic postretirement benefit expense includes the effect of the Act for those benefits that are clearly actuarially equivalent to Medicare Part D (for certain covered retirees, we pay 100% of the prescription drug cost). There are other prescription drug benefits that we provide that haven’t been determined to be actuarially equivalent at this time. Additional specific authoritative guidance on the accounting for the federal subsidy could require us to make further cost adjustments when issued. The impact to our postretirement obligation at December 31, 2004 was a reduction of $0.7 million. The impact to 2004 net periodic postretirement expense for 2004 was not significant.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2004	2003
Equity securities	74%	75%
Debt securities	23%	19%
Cash and equivalents	3%	6%

	100%	100%

The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:

•	ensure superior long-term capital growth and capital preservation

•	reduce the level of the unfunded accrued liability in the plan, and

•	offset the impact of inflation

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

There is no equity or debt of the Company included in the assets of the defined benefit plan. The December 31, 2003 balance was outside the portfolio market value limits as a result of end of year contributions made and held as a cash or cash equivalent on the measurement date.

Cash Flows

The Company expects to make a minimum contribution to the funded defined benefit pension plan of approximately $2.7 million in 2005. The Company reserves the right to contribute more than this amount.

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

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 12 years. Based upon current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2004 and 2003, as follows:

(in thousands)	Carrying Amount	Fair Value

2004:
Long-term notes payable	$53,756	$53,781
Long-term notes payable non-recourse	74,406	72,213
Debenture bonds	30,466	31,191

	$158,628	$157,185

2003:
Long-term notes payable	$44,450	$44,900
Debenture bonds	25,083	25,919

	$69,533	$70,819

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

2004	Agriculture	Rail	Processing	Retail	Other	Total

Revenues from external customers	$909,480	$59,283	$127,814	$178,696	$—	$1,275,273
Inter-segment sales	9,504	495	1,363	—	—	11,362
Other income (net)	2,073	962	596	756	586	4,973
Equity in net income of investees – equity method	1,471	—	—	—	—	1,471
Interest expense (income) (a)	4,518	4,436	1,651	1,098	(1,158)	10,545
Operating income (loss)	21,302	10,986	(144)	2,108	(4,149)	30,103
Identifiable assets	277,535	133,691	76,716	52,752	32,095	572,789
Capital expenditures	9,305	207	1,409	608	1,672	13,201
Railcar expenditures	—	127,724	—	—	—	127,724
Acquisition of intangibles related to railcars	—	3,620	—	—	—	3,620
Investment in affiliate	675	—	—	—	—	675
Depreciation and amortization	6,244	9,115	2,282	2,398	1,396	21,435

2003	Agriculture	Rail	Processing	Retail	Other	Total

Revenues from external customers	$899,174	$35,200	$134,017	$178,573	$—	$1,246,964
Inter-segment sales	12,280	914	1,146	—	—	14,340
Other income (net)	2,128	90	1,007	835	641	4,701
Equity in net income of investees – equity method	390	—	(43)	—	—	347
Interest expense (income) (a)	5,134	925	1,906	1,320	(1,237)	8,048
Operating income (loss)	13,868	4,062	1,022	3,413	(4,400)	17,965
Identifiable assets	272,229	50,263	83,577	55,526	31,024	492,619
Capital expenditures	7,507	558	1,262	1,397	1,025	11,749
Railcar expenditures	—	20,498	—	—	—	20,498
Investment in affiliate	1,182	—	—	—	—	1,182
Depreciation and amortization	5,986	3,064	2,272	2,470	1,347	15,139

2002	Agriculture	Rail	Processing	Retail	Other	Total

Revenues from external customers	$762,268	$18,747	$114,315	$181,197	—	$1,076,527
Inter-segment sales	8,330	877	1,216	—	—	10,423
Other income (net)	1,299	41	529	685	872	3,426
Equity in net income of investees – equity method	41	—	(28)	—	—	13
Gain on insurance settlement	—	—	—	—	302	302
Interest expense (income) (a)	5,772	1,068	2,333	1,546	(907)	9,812
Operating income (loss)	15,154	1,563	(1,322)	4,003	(3,396)	16,002
Cumulative effect of change in accounting principle, net of tax effect	3,480	—	—	—	—	3,480
Identifiable assets	263,651	35,378	85,140	57,046	28,003	469,218
Capital expenditures	5,760	199	832	1,694	1,349	9,834
Railcar expenditures	—	8,203	—	—	—	8,203
Depreciation and amortization	5,950	2,525	2,263	2,415	1,161	14,314

(a)	The interest income reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Grain sales for export to foreign markets amounted to approximately $213 million, $181 million and $149 million in 2004, 2003 and 2002, respectively. Revenues from leased railcars in Canada and Mexico totaled $8.0 million and $0.5 million, respectively, in 2004.

Grain sales of $144 million, $197 million and $154 million in 2004, 2003, and 2002, respectively, were made to Cargill, Inc.

14. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2004 and 2003.

     (in thousands, except for per common share data)

			Net Income (Loss)
				Per Share-
Quarter Ended	Net Sales	Gross Profit	Amount	Basic

2004
March 31	$275,050	$36,062	$(246)	$(0.03)
June 30	375,899	56,068	10,062	1.39
September 30	250,682	40,740	1,048	0.14
December 31	373,642	56,229	8,280	1.14

Year	$1,275,273	$189,099	$19,144	2.64

2003
March 31	$238,651	$32,883	$(481)	$(0.07)
June 30	312,150	47,729	7,793	1.09
September 30	253,027	30,238	(2,348)	(0.33)
December 31	443,136	53,244	6,737	0.94

Year	$1,246,964	$164,094	$11,701	1.64

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2004 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 40. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is also in Item 8 on page 41.

There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 6, 2005 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

The information set forth under “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2004, 2003 and 2002	83

          All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the sixth amendment dated September 27, 2004 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent.

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; the Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003)

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004)

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10-K for the year ended December 31, 2003)

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10-K for the year ended December 31, 2003)

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

* Management contract or compensatory plan.

          The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on November 3, 2004 which contained the Company’s third quarter press release.

(c)	Exhibits:

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

Signature	Title	Date	Signature	Title	Date

/s/Michael J. Anderson	President and Chief Executive Officer	3/14/05	/s/Paul M. Kraus	Director	3/14/05

Michael J. Anderson	(Principal Executive Officer)		Paul M. Kraus

/s/Richard R. George	Vice President, Controller & CIO	3/14/05	/s/Donald L. Mennel	Director	3/14/05

Richard R. George	(Principal Accounting Officer)		Donald L. Mennel

/s/Gary L. Smith	Vice President, Finance & Treasurer	3/14/05	/s/David L. Nichols	Director	3/14/05

Gary L. Smith	(Principal Financial Officer)		David L. Nichols

/s/Richard P. Anderson	Chairman of the Board Director	3/14/05	/s/Sidney A. Ribeau	Director	3/14/05

Richard P. Anderson			Sidney A. Ribeau

/s/Thomas H. Anderson	Director	3/14/05	/s/Charles A. Sullivan	Director	3/14/05

Thomas H. Anderson			Charles A. Sullivan

/s/John F. Barrett	Director	3/14/05	/s/Jacqueline F. Woods	Director	3/14/05

John F. Barrett			Jacqueline F. Woods

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	(1)	End of
Description	of Period	Expenses	Accounts –	Deductions	Period

Allowance for Doubtful Accounts Receivable– Year ended December 31
2004	$2,274	$240	$—	$378	$2,136
2003	3,014	319	—	1,059	2,274
2002	2,701	514	—	201	3,014

Allowance for Doubtful Notes Receivable – Year ended December 31
2004	$259	$(39)	$—	$47	$173
2003	222	37	—	—	259
2002	472	(161)	—	89	222

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance for doubtful accounts.

THE ANDERSONS, INC.

EXHIBIT INDEX

Exhibit
Number

4.5	Loan Agreement dated October 30, 2002 and amendments through the sixth amendment dated September 27, 2004 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent.

21	Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications