Form 10-Q
period 2005-03-31
ANDERSONS INC
filed 2005-05-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No ___

The registrant had 7.4 million common shares outstanding, no par value, at April 29, 2005.

THE ANDERSONS, INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2005	2004	2004

Current assets:
Cash and cash equivalents	$6,138	$8,439	$3,624
Restricted cash	1,482	1,532	1,993
Accounts and notes receivable:
Trade receivables, net	81,587	64,458	86,149
Margin deposits	9,191	1,777	32,385

	90,778	66,235	118,534
Inventories:
Grain	148,337	146,912	154,908
Agricultural fertilizer and supplies	55,827	37,604	51,228
Lawn and garden fertilizer and corncob products	31,367	36,885	39,524
Railcar repair parts	1,937	1,653	1,491
Retail merchandise	32,909	28,099	32,864
Other	273	275	311

	270,650	251,428	280,326
Railcars available for sale	5,351	6,937	10,032
Deferred income taxes	2,819	2,650	3,910
Prepaid expenses and other current assets	22,944	21,072	19,583

Total current assets	400,162	358,293	438,002

Other assets:
Pension asset	5,688	6,936	7,290
Other assets and notes receivable, net	9,926	10,464	12,743
Investments in and advances to affiliates	5,335	4,037	3,061

	20,949	21,437	23,094
Railcar assets leased to others, net	113,318	101,358	101,062
Property, plant and equipment:
Land	11,956	11,961	12,022
Land improvements and leasehold improvements	31,002	30,967	30,395
Buildings and storage facilities	102,704	102,681	101,721
Machinery and equipment	126,850	126,510	125,933
Software	6,262	6,211	5,582
Construction in progress	1,858	1,305	1,786

	280,632	279,635	277,439
Less allowances for depreciation and amortization	189,231	187,125	182,611

	91,401	92,510	94,828

	$625,830	$573,598	$656,986

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2005	2004	2004

Current liabilities:
Short-term borrowings	$114,400	$12,100	$174,000
Accounts payable for grain	29,881	87,322	33,775
Other accounts payable	72,088	66,208	72,019
Customer prepayments and deferred revenue	59,922	50,105	46,508
Accrued expenses	15,291	20,744	15,069
Current maturities of long-term debt — non-recourse	10,119	10,063	9,017
Current maturities of long-term debt	5,936	6,005	4,821

Total current liabilities	307,637	252,547	355,209

Deferred income and other long-term liabilities	1,095	1,213	1,296
Employee benefit plan obligations	17,888	17,699	15,801
Long-term debt — non-recourse, less current maturities	61,465	64,343	77,036
Long-term debt, less current maturities	89,151	89,803	81,248
Deferred income taxes	13,839	14,117	10,904

Total liabilities	491,075	439,722	541,494

Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	68,376	67,960	67,407
Treasury shares (1,030, 1,077 and 1,171 shares at 3/31/05, 12/31/04 and 3/31/04, respectively; at cost)	(12,530)	(12,654)	(12,727)
Accumulated other comprehensive loss	(529)	(397)	(302)
Unearned compensation	(89)	(119)	(301)
Retained earnings	79,443	79,002	61,331

	134,755	133,876	115,492

	$625,830	$573,598	$656,986

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended
	March 31
	2005	2004

Sales and merchandising revenues	$258,980	$275,050
Cost of sales and merchandising revenues	219,021	238,988

Gross profit	39,959	36,062

Operating, administrative and general expenses	36,901	34,744
Interest expense	2,950	2,666
Other income / gains:
Other income, net	1,079	791
Equity in earnings of affiliates	446	162

Income (loss) before income taxes	1,633	(395)
Income taxes	599	(149)

Net income (loss)	$1,034	$(246)

Per common share:
Basic earnings (loss)	$0.14	$(0.03)

Diluted earnings (loss)	$0.14	$(0.03)

Dividends paid	$0.08	$0.075

Weighted average shares outstanding-basic	7,373	7,218

Weighted average shares outstanding-diluted	7,643	7,218

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three Months ended
	March 31
	2005	2004

Operating Activities
Net income (loss)	$1,034	$(246)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5,490	4,733
Unremitted earnings of unconsolidated affiliates	597	(122)
Realized gains on sales of railcars and related leases	(473)	(445)
Gain on sale of property, plant and equipment	(11)	(91)
Deferred income taxes	(447)	(846)
Other	65	224

Cash provided by operations before changes in operating assets and liabilities	6,255	3,207
Changes in operating assets and liabilities:
Accounts and notes receivable	(24,543)	(49,988)
Inventories	(19,222)	(20,571)
Prepaid expenses and other assets	(523)	(2,161)
Accounts payable for grain	(57,441)	(54,539)
Other accounts payable and accrued expenses	14,148	9,800

Net cash used in operating activities	(81,326)	(114,252)

Investing Activities
Purchases of railcars	(21,826)	(4,494)
Proceeds from sale or financing of railcars and related leases	9,818	4,930
Purchases of property, plant and equipment	(1,896)	(5,504)
Proceeds from sale of property, plant and equipment	85	146
Investment in affiliates	(1,895)	(675)
Change in restricted cash	50	(1,993)
Acquisition of business	—	(85,029)

Net cash used in investing activities	(15,664)	(92,619)

Financing Activities
Net increase in short-term borrowings	102,300	126,000
Proceeds from issuance of long-term debt	692	238
Payments on long-term debt	(1,413)	(1,748)
Payments of non-recourse, securitized long-term debt	(2,822)	(348)
Change in overdrafts	(4,017)	(1,743)
Proceeds from sale of treasury shares to employees and directors	540	378
Dividends paid	(591)	(543)
Proceeds from issuance of non-recourse, securitized long-term debt	—	86,400
Payments of debt issuance costs	—	(4,583)

Net cash provided by financing activities	94,689	204,051

Decrease in cash and cash equivalents	(2,301)	(2,820)
Cash and cash equivalents at beginning of period	8,439	6,444

Cash and cash equivalents at end of period	$6,138	$3,624

      See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2004	$84	$67,179	$(13,118)	$(355)	$(120)	$62,121	$115,791

Net income						19,144	19,144
Other comprehensive income:
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (151 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($.31 per common share)						(2,263)	(2,263)

Balance at December 31, 2004	84	67,960	(12,654)	(397)	(119)	79,002	133,876
Net income						1,034	1,034
Other comprehensive income:
Minimum pension liability				(139)			(139)
Cash flow hedge activity				7			7

Comprehensive income							902
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $946 (47 shares)		416	124				540
Amortization of unearned compensation					30		30
Dividends declared ($.08 per common share)						(593)	(593)

Balance at March 31, 2005	$84	$68,376	$(12,530)	$(529)	$(89)	$79,443	$134,755

      See notes to condensed consolidated financial statements

The Andersons, Inc.

Notes to Condensed Consolidated Financial Statements

Note A–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Other than the adjustment to correct errors in the actuarial valuations of the Company’s pension and postretirement benefit plans as described in Note D, such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2004 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Note B–	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148 Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

	Three Months Ended March 31
(in thousands, except per share data)	2005	2004

Net income (loss) reported	$1,034	$(246)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	19	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)	(324)

Pro forma net income (loss)	$1,016	$(510)

Earnings (loss) per share:
Basic — as reported	$0.14	$(0.03)

Basic — pro forma	$0.14	$(0.07)

Diluted — as reported	$0.14	$(0.03)

Diluted — pro forma	$0.13	$(0.07)

Note C–	Basic earnings (loss) per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three Months Ended
	March 31
(in thousands)	2005	2004

Weighted average shares outstanding — basic	7,373	7,218
Restricted shares and shares contingently issuable upon exercise of options	270	—

Weighted average shares outstanding — diluted	7,643	7,218

Diluted earnings per share in the first quarter of 2004 excludes the impact of approximately one million employee stock options as such options were antidilutive.

Note D –	During the first quarter, the Company became aware of errors in the actuarial valuations used to determine pension and postretirement benefit obligations and expense which resulted in the understatement of operating, administrative and general expenses during the years 2001 through 2004. These errors resulted from the miscalculation of the value of certain benefits provided under the Company’s pension plans and incorrect assumptions with respect to rates of retirement used in the pension plans and the postretirement plan. The entire correction was recorded in the first quarter of 2005 on the basis that it is not material to the current or prior periods. As such, the first quarter of 2005 includes additional employee benefits expense for pension and postretirement benefits of $0.6 million ($0.4 million net of tax), which is reported as a component of operating, administrative and general expenses. This additional expense represents the cumulative impact of the errors and, through adjustment in this period, correctly states our assets and liabilities with respect to our pension and postretirement benefit plans. This adjustment is not included in the table below which reflects only 2005 pension and postretirement benefit expense and 2004 pension and postretirement benefit expense actually recorded in that period.

Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company:

(in thousands)	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Service cost	$903	$781	$150	$152
Interest cost	737	622	333	327
Expected return on plan assets	(822)	(740)	—	—
Amortization of prior service cost	3	6	(118)	(122)
Recognized net actuarial loss	346	250	226	217

Benefit cost	$1,167	$919	$591	$574

The Company made contributions to its defined contribution pension plan of $0.6 million in the first quarter of 2004. There was no contribution made in the first quarter of 2005. The Company currently expects to make a contribution of approximately $5.0 million for 2005, well in excess of the required minimum contribution.

The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments of insurance premiums for covered retirees. In the first quarter of both 2005 and 2004, $0.2 million of payments were made.

Note E–	In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), ”Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a delay to the effective date of SFAS No. 123R. Under the new SEC rule, SFAS No. 123R will be effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and the impact that this standard will have on it. Note B provides some indication of what the potential impact could be to the Company, however, the Company has not finalized its selection of the valuation model.

Note F–	Segment Information

Results of Operations — Segment Disclosures
(in thousands)

First Quarter 2005	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$165,332	$17,705	$40,891	$35,052	$—	$258,980
Inter-segment sales	1,468	113	488	—	—	2,069
Other income	462	185	168	132	132	1,079
Equity in earnings of affiliates	446	—	—	—	—	446
Interest expense (credit)(a)	1,581	1,235	506	298	(670)	2,950
Operating income (loss)	951	3,640	1,077	(2,098)	(1,937)	1,633
Identifiable assets	309,402	142,751	87,439	57,332	28,906	625,830

First Quarter 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$184,193	$11,080	$45,226	$34,551	$—	$275,050
Inter-segment sales	1,296	224	600	—	—	2,120
Other income	368	97	51	156	119	791
Equity in earnings of affiliates	162	—	—	—	—	162
Interest expense (credit)(a)	1,477	830	483	286	(410)	2,666
Operating income (loss)	(1,529)	1,291	3,212	(2,317)	(1,052)	(395)
Identifiable assets	328,727	137,573	105,023	59,222	26,441	656,986

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Note G–	The following table presents summarized financial information of the investment in an unconsolidated affiliate accounted for by the equity method that qualifies as a significant subsidiary. Income before income taxes is presented as the subsidiary is structured as a limited liability company.

	Three Months Ended March 31
(in thousands)	2005	2004
Sales	$289,095	$177,985
Gross profit	4,126	2,218
Net income	1,512	689

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

Critical Accounting Policies and Estimates

Our critical accounting estimates, as described in our 2004 Form 10-K, have not materially changed during the first quarter of 2005.

Comparison of the three months ended March 31, 2005 with the three months ended March 31, 2004:

Sales and merchandising revenues	2005	2004

Agriculture	$165,332	$184,193
Rail	17,705	11,080
Processing	40,891	45,226
Retail	35,052	34,551

Total	$258,980	$275,050

Sales and merchandising revenues for the three months ended March 31, 2005 totaled $259.0 million, a decrease of $16.1 million, or 6%, from the first quarter of 2004. Sales in the Agriculture Group were down $20.1 million, or 11%. Grain sales were down $28.8 million, or 20%, due to a 20% decrease in the average price per bushel sold along with a 1% decrease in volume. The Company shipped a large quantity of grain in the fourth quarter of 2004 that it expected to ship in 2005, however, bushel receipts in 2005 are above expectations to date and demand for grain continues to be strong in the Company’s customer base. Last year’s excellent crop has increased grain stocks over that of the prior year and this has resulted in a reduction in commodity prices. Sales of fertilizer in the plant nutrient division were up $8.7 million, or 25%, due to a 27% increase in the average price per ton sold slightly offset by a 1% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally these increases can be passed through to customers although price increases may also reduce demand at the producer level. Revenues in both the grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.

Merchandising revenues in the Agriculture Group were up $1.3 million, or 19%, due primarily to a significant increase in space income during the first quarter of 2005 as compared to the first quarter of 2004. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at March 31, 2005 were 63.1 million bushels, of which 10.4 million bushels were stored for others. This compares to 53.5 million bushels on hand at March 31, 2004, of which 14.9 million bushels were stored for others.

Good March and April weather in 2005 has favorably impacted the pace of planting in our region (Indiana, Illinois, Ohio and Michigan). As of May 1, 2005, the region’s corn planting is ahead the average percentage planted in the last five years and comparable to last year. Soybean planting has just recently begun. The Company cautions, however, that poor weather in this same region from now through August can significantly affect yields and negatively impact the quantity and quality of grain stored and handled. Winter wheat, harvested in July, is currently rated good or excellent for more than 64% of the crop planted in our region; however, there was a significant reduction in the amount of acres of winter wheat planted when compared to the 2004 wheat crop. Wheat makes up less than 20% of the total bushels handled by the Company.

The Company previously announced that it is considering construction of a 55 million gallon-per-year ethanol production facility. One of the possible sites is adjacent to its Albion, Michigan grain facility. Aggregate costs to construct this facility could approximate $90 million and, if the Company elects to proceed, it would expect investment by one or more investors. In the first quarter of 2005, the Company completed its $1 million investment in Iroquois Bio-Energy LLC, which expects to begin construction on an ethanol production facility in the Spring of 2005 in Rensselaer, Indiana. The Company also holds a contract for corn origination and risk management services for this proposed facility.

The Company is continuing its investigation into other possible opportunities in the ethanol industry and may increase its involvement in 2005 through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities.

If the projected growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition for corn. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations.

The Rail Group had a $6.6 million, or 60%, increase in sales. Of the increase, $2.4 million was generated from increased leasing income in the Company’s base lease fleet and $3.4 million of the increase represents a full quarter of leasing income on the railcar and locomotive fleet acquired February 12, 2004. Revenue on car sales was down $0.3 million and the revenue for the railcar repair and fabrication shops was up $1.1 million. Railcars under management (owned, leased or managed for financial institutions in non-

recourse arrangements) at March 31, 2005 were 16,106 compared to 12,872 under management at March 31, 2004. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) increased from 90% to 93% from March 31, 2004 to March 31, 2005.

Lease renewals have continued at a high level due to car shortages. The high steel prices that were limiting new car construction have begun to drop which could result in future reductions in lease rates. The Company plans to continue its investment in railcars and fleet management services throughout 2005. In April, the Company began offering railcar repair services in Mississippi (previously repair services were conducted in Maumee, Ohio and Darlington, South Carolina, as well as by some mobile units). The railcar repair business is also an opportunity for future growth.

The Processing Group had a $4.3 million, or 10%, decrease in sales resulting primarily from a 17% volume decrease in the lawn business, partially offset by a 7% increase in the average price per ton sold. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 20% and sales down 17%.

The professional lawn business had a 1% increase in sales, resulting from a 12% increase in the average price per ton sold, partially offset by a 10% decrease in volume. The volume decrease was in the lower margin lawn care operator segment. Tons sold in the professional market include higher margin tons sold for golf course application and lower margin tons sold to lawn care operators. The first quarter of the year is typically the biggest for the lawn business as retailers, golf courses and other lawn care organizations prepare for the spring lawn and garden season. The cob-based business, a much smaller component of the Processing Group, had a 16% increase in sales, primarily due to an 8% increase in volume along with an 8% increase in the average price per ton sold.

The Company constantly evaluates the near and long-term prospects of its businesses, and the most efficient use of its assets. In that context, it continues to evaluate its strategic position within the consumer and industrial lawn business.

The Retail Group had a $0.5 million, or over 1%, increase in same-store sales in the first quarter of 2005 when compared to the first quarter of 2004. All stores showed sales increases with the average sale per customer also increasing. April has seen some slippage in retail sales as compared to the prior year.

Gross profit	2005	2004

Agriculture	$15,781	$13,718
Rail	8,515	5,069
Processing	5,858	7,859
Retail	9,805	9,416

Total	$39,959	$36,062

Gross profit for the first quarter of 2005 totaled $40.0 million for the Company, an increase of $3.9 million, or 11%, from the first quarter of 2004. Gross profit in the Agriculture Group was up $2.1 million, resulting primarily from the $1.3 million increase in merchandising revenues mentioned previously, a $0.4 million increase in gross profit on grain sales and a $0.4 million increase in gross profit on sales in our Plant Nutrient Division. The increase in gross profit on grain sales represents approximately a $0.01 per bushel sold. In the fertilizer businesses, the increase results from the ability to pass raw material cost increases on to the consumer along with a small increase in the margin.

Gross profit in the Rail Group increased $3.4 million, or 68%. Lease fleet income increased by $3.3 million, of which $2.2 million was due to the fleet of cars purchased in mid-February of 2004 and the remainder due to new and renewal lease activity on the base fleet at slightly higher rates. The remainder of the increase was from the railcar repair and fabrication shops.

Gross profit for the Processing Group decreased $2.0 million, or 25%, primarily from the lawn businesses. $1.5 million of the decrease occurred in the consumer / industrial segment and was related to lost volume coupled with increased costs of raw materials. Similarly, gross profit in the professional business was reduced both due to a 10% decrease in volume and a 15% increase in cost. Costs have risen due primarily to the increased cost of urea (nitrogen) and other raw materials. Cob business gross profit also decreased slightly on higher inventory costs.

Gross profit in the Retail Group increased $0.4 million, or 4%, from the first quarter of 2004. This was due to the slight sales increase along with favorable results from the stores’ annual physical inventory.

Operating, administrative and general expenses for the first quarter of 2005 totaled $36.9 million, a $2.2 million, or 6%, increase from the first quarter of 2004. As described in Note D, an adjustment for $0.6 million was made in the first quarter of 2005 to correct errors in measuring the Company’s pension and postretirement benefit expense that occurred from 2001 through 2004. A variety of expenses made up the remainder of the difference, the most significant being $0.5 million from increased health care costs for active employees. Other areas of increase were professional and contract services, utilities and maintenance. Areas of decrease included labor, performance incentives, advertising and supplies.

Interest expense for the first quarter of 2005 was $3.0 million, a $0.3 million, or 11%, increase from 2004. Average 2005 daily short-term borrowings were 50% lower than the first quarter of 2004 and the average daily short-term interest rate increased from 1.8% for the first quarter of 2004 to 3.1% for the first quarter of 2005. The Company reduced its non-recourse debt by $14.5 million from March 31, 2004 to March 31, 2005. Since the $86.4 million of non-recourse, securitized debt was issued on February 12, 2004, it accrued interest for only half of the first quarter of 2004. Long-term interest increased 16% due to this new issuance.

Income (loss) before income taxes	2005	2004

Agriculture	$951	$(1,529)
Rail	3,640	1,291
Processing	1,077	3,212
Retail	(2,098)	(2,317)
Other	(1,937)	(1,052)

Total	$1,633	$(395)

As a result of the above, the pretax income of $1.6 million for the first quarter of 2005 was $2.0 million better than the pretax loss of $0.4 million recognized in the first quarter of 2004. Income taxes of $0.6 million were provided at an expected 2005 effective annual rate of 36.7%. In the first quarter of 2004, an income tax benefit of $0.1 million was provided at 37.7%. The Company’s actual 2004 effective tax rate was 36.4%.

Liquidity and Capital Resources

The Company’s operations used cash of $81.3 million in the first three months of 2005, a reduction of $33.0 million from the $114.3 million used in operating activities in the first quarter of 2004. Net working capital at March 31, 2005 was $92.5 million, a $13.2 million decrease from December 31, 2004 and a $9.7 million increase from the March 31, 2004 working capital.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $50 million. The Company had drawn $114.4 million on its short-term line of credit at March 31, 2005. Peak short-term borrowing for the Company to date is $119.8 million on March 30, 2005. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At March 31, 2005, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.2 million and was recorded in the consolidated balance sheet.

Cash dividends of $0.075 per common share were paid for the first three quarters of 2004 and a dividend of $0.08 was paid for the fourth quarter of 2004. A cash dividend of $0.08 per common share was declared on April 1, 2005 and was paid on April 22, 2005. The Company made income tax payments of $2.1 million in the first quarter of 2005 and expects to make payments totaling approximately $8.7 million for the remainder of 2005.

During the first quarter of 2005, the Company issued approximately 47 thousand shares to employees under its share compensation plans.

Total conventional capital spending for 2005 on property, plant and equipment is expected to approximate $23.1 million and is expected to include $3.5 million for expansion and improvements in Agriculture Group facilities, $2.0 million for an upgraded point-of-sale system for our retail stores and $1.7 million for expansion of operations in the Rail Group. The remaining amount of $15.9 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. In addition to the above spending, the Company also expects to spend up to $60.0 million in 2005 for the purchase of additional railcars and capitalized modifications on railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers. If the Company elects to move forward with building an ethanol plant in Albion, Michigan or another site, some portion of the approximate $90 million cost will also likely be spent in 2005. It is anticipated that investment in any ethanol production facility would include minority investors.

Additional first quarter investments were made in 2005. The Company increased its equity investment in Lansing Grain Company, LLC in February 2005 by investing an additional $0.9 million. Also in the first quarter the Company invested $1.0 million in Iroquois Bio-Energy LLC.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at March 31, 2005. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt issued in February 2004 is collateralized by railcar and locomotive assets held by three wholly-owned bankruptcy-remote entities.

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

Contractual Obligations

Future payments due under debt and lease obligations as of March 31, 2005 are as follows:

	Payments Due by Period
Contractual Obligations
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$5,534	$21,109	$31,634	$33,593	$91,870
Long-term debt, securitized, non-recourse	10,119	19,250	18,000	24,215	71,584
Capital lease obligations	402	2,662	153	—	3,217
Operating leases	14,230	22,647	17,343	19,108	73,328
Purchase commitments (a)	193,108	15,990	75	—	209,173
Other long-term liability (b)	6,192	12,524	12,415	—	31,131

Total contractual cash obligations	$229,585	$94,182	$79,620	$76,916	$480,303

(a)	Includes the value of purchase obligations in the Company’s operating units, including $183 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and estimated contributions to our defined benefit pension plan for the next five years and other small commitments. The obligations under retiree healthcare programs and defined benefit pension plans vary depending on various factors and are only estimates made based on information available today. Changes in assumptions, participant utilization and other factors could significantly impact these amounts.

The Company had standby letters of credit outstanding of $23.9 million at March 31, 2005, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.

The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.

Approximately 75% of the operating lease commitments above relate to 4,836 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.

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

The following table describes the railcar and locomotive positions at March 31, 2005.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	527
Owned-railcar assets leased to others	On balance sheet — non-current	9,504
Railcars leased from financial intermediaries	Off balance sheet	4,836
Railcars — non-recourse arrangements	Off balance sheet	1,239

Total Railcars		16,106

Locomotive assets leased to others	On balance sheet — non-current	44
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives — non-recourse arrangements	Off balance sheet	44

Total Locomotives		118

In addition, the Company manages 841 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $55.2 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 7 years. The majority of these railcars have been leased to customers at March 31, 2005 over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

Included in the above car counts are 6,355 railcars and 44 locomotives that are owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral.

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

	March 31	December 31
(in thousands)	2005	2004

Net long (short) position	$(841)	$2,869
Market risk	84	287

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

	March 31	December 31
(in thousands)	2005	2004

Fair value of long-term debt and interest rate contracts	$163,971	$168,668
Fair value in excess of (less than) carrying value	(2,547)	(1,443)
Market risk	1,189	1,508

Item 4. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2005 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There were no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2005.

Part II. Other Information

Item 1: Legal Proceedings

The Company previously disclosed that investigators from the U.S. and Ohio Environmental Protection Agencies and the U.S. Attorney’s office were investigating a purported unauthorized discharge and/or a purported incident of failure to keep a record in connection with the purported discharge at the Company’s Maumee, Ohio fertilizer plant. The Company has been notified that the U.S. Attorney’s office has closed its investigation of this matter with no action taken. While civil actions by environmental authorities are not precluded by the U.S. Attorney’s actions, none has been indicated to date. If a civil action were to be commenced, management has no reason to believe that any outcome should materially affect the Company’s operations.

The Company previously disclosed its receipt of a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio port facility, and its submission of a surface water drainage plan to address the concerns raised in the notice. The Company has been advised by regulatory authorities that its proposed surface water drainage plan has been approved, and the City of Toledo, Department of Public Utilities, Division of Environmental Services has advised the Company that no orders or findings will be issued in connection with its notice of alleged violation. The Company will keep local authorities apprised of its implementation schedule, and is in the process of securing consent from needed landowners. Management has no reason to believe that implementation of the approved surface water drainage plan should materially affect the Company’s operations.

Item 6. Exhibits

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

THE ANDERSONS, INC. (Registrant)
Date: May 10, 2005	By	/s/Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: May 10, 2005	By	/s/Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 10, 2005	By	/s/Gary L. Smith
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