Form 10-Q
period 2005-06-30
ANDERSONS INC
filed 2005-08-09
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State of incorporation or organization) 480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	34-1562374 (I.R.S. Employer Identification No.) 43537 (Zip Code)
(419) 893-5050
(Telephone Number)
(Former name, former address and former fiscal year,
if changed since last report.)
Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The registrant had 7.5 million common shares outstanding, no par value, at July 29, 2005.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2005	2004	2004

Current assets:
Cash and cash equivalents	$7,864	$8,439	$8,768
Restricted cash	1,435	1,532	1,777
Accounts and notes receivable:
Trade receivables, net	77,397	64,458	75,343
Margin deposits	13,628	1,777	—

	91,025	66,235	75,343

Inventories:
Grain	103,970	146,912	67,492
Agricultural fertilizer and supplies	22,407	37,604	22,136
Lawn and garden fertilizer and corncob products	22,067	36,885	29,708
Railcar repair parts	2,216	1,653	1,616
Retail merchandise	31,477	28,099	31,602
Other	268	275	311

	182,405	251,428	152,865
Railcars available for sale	4,870	6,937	8,917
Deferred income taxes	2,096	2,650	3,808
Prepaid expenses and other current assets	9,211	21,072	8,262

Total current assets	298,906	358,293	259,740

Other assets:
Pension asset	4,254	6,936	7,477
Other assets and notes receivable, net	9,582	10,464	11,587
Investments in and advances to affiliates	5,092	4,037	3,115

	18,928	21,437	22,179
Railcar assets leased to others, net	134,450	101,358	103,214
Property, plant and equipment:
Land	11,986	11,961	12,022
Land improvements and leasehold improvements	31,822	30,967	30,569
Buildings and storage facilities	103,154	102,681	101,958
Machinery and equipment	128,237	126,510	126,803
Software	6,612	6,211	5,692
Construction in progress	1,034	1,305	2,274

	282,845	279,635	279,318
Less allowances for depreciation and amortization	191,167	187,125	184,958

	91,678	92,510	94,360

	$543,962	$573,598	$479,493

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2005	2004	2004

Current liabilities:
Short-term borrowings	$69,900	$12,100	$15,000
Accounts payable for grain	27,590	87,322	27,626
Other accounts payable	58,169	66,208	67,509
Customer prepayments and deferred revenue	27,258	50,105	13,802
Accrued expenses	19,215	20,744	21,627
Current maturities of long-term debt – non-recourse	10,780	10,063	10,000
Current maturities of long-term debt	5,020	6,005	11,594

Total current liabilities	217,932	252,547	167,158

Deferred income and other long-term liabilities	1,240	1,213	1,257
Employee benefit plan obligations	18,033	17,699	16,271
Long-term debt – non-recourse, less current maturities	59,333	64,343	74,216
Long-term debt, less current maturities	89,105	89,803	83,578
Deferred income taxes	13,812	14,117	11,795

Total liabilities	399,455	439,722	354,275

Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	69,039	67,960	67,431
Treasury shares (987, 1,077 and 1,165 shares at 6/30/05, 12/31/04 and 6/30/04, respectively; at cost)	(12,651)	(12,654)	(12,713)
Accumulated other comprehensive loss	(675)	(397)	(191)
Unearned compensation	(453)	(119)	(241)
Retained earnings	89,163	79,002	70,848

	144,507	133,876	125,218

	$543,962	$573,598	$479,493

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30
	2005	2004	2005	2004

Sales and merchandising revenues	$365,116	$374,510	$623,773	$648,846
Cost of sales and merchandising revenues	312,098	318,442	530,796	556,716

Gross profit	53,018	56,068	92,977	92,130

Operating, administrative and general expenses	35,855	38,135	72,756	72,879
Interest expense	3,191	2,738	6,141	5,404
Other income / gains:
Other income, net	1,430	1,117	2,509	1,908
Equity in earnings of affiliates	14	160	460	322

Income before income taxes	15,416	16,472	17,049	16,077
Income tax expense	5,063	6,410	5,662	6,261

Net income	$10,353	$10,062	$11,387	$9,816

Per common share:
Basic earnings	$1.40	$1.39	$1.54	$1.36

Diluted earnings	$1.35	$1.35	$1.48	$1.31

Dividends paid	$0.080	$0.075	$0.16	$0.15

Weighted average shares outstanding-basic	7,399	7,235	7,386	7,227

Weighted average shares outstanding-diluted	7,696	7,472	7,670	7,475

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six Months ended
	June 30
	2005	2004

Operating Activities
Net income	$11,387	$9,816
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	11,238	10,222
Unremitted earnings of unconsolidated affiliates	840	(69)
Realized gains on sales of railcars and related leases	(519)	(636)
Gain on sale of property, plant and equipment	(29)	(152)
Gain on insurance settlements	—	(52)
Deferred income taxes	249	148
Other	181	348

Cash provided by operations before changes in operating assets and liabilities	23,347	19,625
Changes in operating assets and liabilities:
Accounts and notes receivable	(24,790)	(6,797)
Inventories	69,023	106,890
Prepaid expenses and other assets	14,560	9,565
Accounts payable for grain	(59,732)	(60,688)
Other accounts payable and accrued expenses	(29,297)	(19,063)

Net cash provided by (used in) operating activities	(6,889)	49,532

Investing Activities
Purchases of railcars	(54,741)	(17,822)
Proceeds from sale or financing of railcars and related leases	19,749	15,292
Purchases of property, plant and equipment	(5,114)	(8,152)
Proceeds from sale of property, plant and equipment	113	202
Investment in affiliates	(1,895)	(674)
Change in restricted cash	97	(1,777)
Acquisition of business	—	(85,029)
Proceeds from insurance settlements	—	105

Net cash used in investing activities	(41,791)	(97,855)

Financing Activities
Net increase (decrease) in short-term borrowings	57,800	(33,000)
Proceeds from issuance of long-term debt	2,274	10,861
Payments on long-term debt	(3,957)	(3,268)
Proceeds from issuance of non-recourse long-term debt	1,547	86,400
Payments of non-recourse long-term debt	(5,840)	(2,184)
Change in overdrafts	(3,135)	(2,578)
Proceeds from sale of treasury shares to employees and directors	632	416
Dividends paid	(1,184)	(1,088)
Payments of debt issuance costs	(32)	(4,912)

Net cash provided by financing activities	48,105	50,647

Increase (decrease) in cash and cash equivalents	(575)	2,324
Cash and cash equivalents at beginning of period	8,439	6,444

Cash and cash equivalents at end of period	$7,864	$8,768

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2004	$84	$67,179	$(13,118)	$(355)	$(120)	$62,121	$115,791

Net income						19,144	19,144
Other comprehensive income:
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (151 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($.31 per common share)						(2,263)	(2,263)

Balance at December 31, 2004	84	67,960	(12,654)	(397)	(119)	79,002	133,876

Net income						11,387	11,387
Other comprehensive income:
Minimum pension liability				(139)			(139)
Cash flow hedge activity				(139)			(139)

Comprehensive income							11,109
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,526 (90 shares)		1,079	3		(450)		632
Amortization of unearned compensation					116		116
Dividends declared ($.08 per common share)						(1,226)	(1,226)

Balance at June 30, 2005	$84	$69,039	$(12,651)	$(675)	$(453)	$89,163	$144,507

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A–	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Other than the adjustment to correct errors in the actuarial valuations of the Company’s pension and postretirement benefit plans as described in Note D, such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2004 was included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the Agriculture Segment were reclassified between sales and merchandising revenues and the cost of sales and merchandising revenues. There was no impact to gross profit, operating income or financial position. Prior periods were reclassified to conform to the current period presentation.

Note B–	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended by FASB Statement No. 148 Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

	Three Months		Six Months
	Ended June 30		Ended June 30
(in thousands, except per share data)	2005	2004	2005	2004

Net income reported	$10,353	$10,062	$11,387	$9,816
Add: Stock–based compensation expense included in reported net income, net of related tax effects	125	37	143	75
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(115)	(607)	(417)

Pro forma net income	$9,907	$9,984	$10,923	$9,474

Earnings per share:
Basic – as reported	$1.40	$1.39	$1.54	$1.36

Basic – pro forma	$1.34	$1.38	$1.48	$1.31

Diluted – as reported	$1.35	$1.35	$1.48	$1.31

Diluted – pro forma	$1.30	$1.34	$1.43	$1.27

Note C–	Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Weighted average shares outstanding – basic	7,399	7,235	7,386	7,227
Restricted shares and shares contingently issuable upon exercise of options	297	237	284	248

Weighted average shares outstanding – diluted	7,696	7,472	7,670	7,475

Diluted earnings per share in the first half of 2005 excludes the impact of approximately 96 thousand employee stock options, respectively, as such options were antidilutive. There were no antidilutive options in 2004.

Note D –	During the first quarter of 2005, the Company became aware of errors in the actuarial valuations used to determine pension and postretirement benefit obligations and expense which resulted in the understatement of operating, administrative and general expenses during the years 2001 through 2004. These errors resulted from the miscalculation of the value of certain benefits provided under the Company’s pension plans and incorrect assumptions with respect to rates of retirement used in the pension plans and the postretirement plan. The entire correction was recorded in the first quarter of 2005 on the basis that it is not material to the current or prior periods. As such, the first half of 2005 includes additional employee benefits expense for pension and postretirement benefits of $0.6 million ($0.4 million, net of tax or $0.05 per diluted share), which is reported as a component of operating, administrative and general expenses. This additional expense represents the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly states our assets and liabilities with respect to our pension and postretirement benefit plans. This adjustment is not included in the table below which reflects only 2005 pension and postretirement benefit expense and 2004 pension and postretirement benefit expense actually recorded in that period.

Included as charges against income for the quarter and year to date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

		Pension Benefits
	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2005	2004	2005	2004

Service cost	$903	$781	$1,806	$1,562
Interest cost	737	622	1,474	1,244
Expected return on plan assets	(822)	(711)	(1,644)	(1,451)
Amortization of prior service cost	2	6	5	13
Recognized net actuarial loss	347	250	693	499

Benefit cost	$1,167	$948	$2,334	$1,867

		Postretirement Benefits
	Three months ended		Six months ended
	June 30		June 30
(in thousands)	2005	2004	2005	2004

Service cost	$150	$152	$300	$303
Interest cost	333	327	666	654
Amortization of prior service cost	(118)	(122)	(236)	(244)
Recognized net actuarial loss	225	217	451	434

Benefit cost	$590	$574	$1,181	$1,147

The Company made contributions to its defined benefit pension plan of $1.4 million and $1.5 million in the first half of 2005 and 2004, respectively. The Company currently expects to make a contribution of approximately $9.5 million for 2005, well in excess of the required minimum contribution.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first half of 2005 and 2004, payments of $0.9 million and $0.4 million, respectively, were made. In both periods, retiree contributions for coverage was approximately $0.1 million.

Note E -	In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), ”Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a delay to the effective date of SFAS No. 123R. Under the new SEC rule, SFAS No. 123R will be effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and the impact that this standard will have on it. Note B provides some indication of what the potential impact could be to the Company, however, the Company has not finalized its selection of the valuation model.

Note F -	Segment Information

	Results of Operations – Segment Disclosures
		(in thousands)
Second Quarter 2005	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$252,561	$17,673	$40,464	$54,418	$—	$365,116
Inter-segment sales	1,175	119	370	—	—	1,664
Other income	415	356	139	245	275	1,430
Equity in earnings of affiliates	14	—	—	—	—	14
Interest expense (credit)(a)	1,517	1,149	445	268	(188)	3,191
Operating income (loss)	8,914	3,799	412	3,843	(1,552)	15,416
Identifiable assets	239,360	165,744	58,232	55,633	24,993	543,962

Second Quarter 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$266,819	$13,133	$40,031	$54,527	$—	$374,510
Inter-segment sales	1,539	86	434	—	—	2,059
Other income	607	56	88	254	112	1,117
Equity in earnings of affiliates	160	—	—	—	—	160
Interest expense (credit)(a)	1,097	1,246	428	262	(295)	2,738
Operating income (loss)	10,940	2,050	1,018	3,706	(1,242)	16,472
Identifiable assets	184,825	139,116	68,931	57,313	29,308	479,493

Six months ended June 30, 2005	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$417,570	$35,378	$81,355	$89,470	$—	$623,773
Inter-segment sales	2,643	232	873	—	—	3,748
Other income, net	877	541	307	377	407	2,509
Equity in earnings of affiliates	460	—	—	—	—	460
Interest expense (credit)(a)	3,098	2,385	951	565	(858)	6,141
Operating income (loss)	9,865	7,439	1,489	1,745	(3,489)	17,049

Six months ended June 30, 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$450,298	$24,213	$85,257	$89,078	$—	$648,846
Inter-segment sales	2,835	311	1,034	—	—	4,180
Other income, net	975	153	139	410	231	1,908
Equity in earnings of affiliates	322	—	—	—	—	322
Interest expense (credit)(a)	2,574	2,076	911	547	(704)	5,404
Operating income (loss)	9,411	3,341	4,230	1,389	(2,294)	16,077
(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Note G –	On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. The Company carries insurance on the property, which is leased from a third party, as well as business interruption insurance with a total deductible of $0.25 million. The loss is expected to exceed the deductible and the Company expects to replace the damaged structure and inventory as well as recover under its business interruption policy. Completion of the repairs and settlement of the claim will likely extend into 2006.

On July 29, 2005, the Company announced the completion of acquisition of two business units that it will integrate into the Rail Group. The majority of the cost will be allocated to inventory. This acquisition is not material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; actions of insurers in regard to the Company’s July grain facility fire, interest rates; and income taxes.
Critical Accounting Policies and Estimates
Our critical accounting estimates, as described in our 2004 Form 10-K, have not materially changed during the first half of 2005.
Comparison of the three months ended June 30, 2005 with the three months ended June 30, 2004:

Sales and merchandising revenues	2005	2004

Agriculture	$252,561	$266,819
Rail	17,673	13,133
Processing	40,464	40,031
Retail	54,418	54,527

Total	$365,116	$374,510

Sales and merchandising revenues for the three months ended June 30, 2005 totaled $365.1 million, a decrease of $9.4 million, or 3%, from the second quarter of 2004. Sales in the Agriculture Group were down $12.9 million, or 5%. Grain sales were down $29.5 million, or 19%, due to a 20% decrease in the average price per bushel sold, partially offset by a 1% increase in volume. Last year’s excellent crop has increased grain stocks over that of the prior year and this has resulted in a reduction in commodity prices. Receipts of grain into Company facilities continue to slightly exceed both expectations and the prior year. Sales of fertilizer in the plant nutrient division were up $16.6 million, or 16%, due to a 19% increase in the average price per ton sold slightly offset by a 3% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally these increases can be passed through to customers although price increases may also reduce demand at the producer level. Revenues in both the grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.
Merchandising revenues in the Agriculture Group were down $1.4 million, or 17%, due to an 11% decrease in grain space income during the second quarter of 2005 as compared to the second quarter of 2004. Space income is earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at June 30, 2005 were 44.8 million bushels, of which 6.4 million bushels were stored for others. This compares to 32.4 million bushels on hand at June 30, 2004, of which 12.1 million bushels were stored for others. Merchandising revenues were also negatively impacted by a decrease in income earned on storing fertilizer for others and a 20% reduction in acres to which fertilizer was applied resulting from the sale of two farm center facilities after the second quarter of 2004.
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no employees on site at the time and fortunately, no injuries; however, some grain at the facility was destroyed along with damage to storage capacity and the conveyor systems. The facility, although leased, was insured by the Company. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. The Company is in the process of reclaiming grain and making plans for repair, however, there is some expectation that 2005 results will be negatively impacted due to the decreased availability of storage space and boat-loading capacity until repairs are completed after the 2005 harvest. One result of this incident was the need to purchase registered wheat warehouse receipts in July that had been sold in June due to the inability to ship grain stored in this facility. The Company anticipates some logistical challenges during the fall 2005 harvest due to the reduction in capacity, the inability to segregate grains to facilities and the loss of the use of a grain dryer and boat-loading facility. Certain of the insurance proceeds will likely not be available to the Company until 2006, while the business losses will be incurred primarily in 2005.
Dry weather in late June and early July negatively impacted corn and soybean condition in the Company’s primary region (Indiana, Illinois, Ohio and Michigan). As of this filing, the percentage of corn rated good to excellent in the four states ranges from 13% in Illinois to 75% in Michigan. For the same week in 2004, the percentage of corn rated good to excellent in the same four state area ranged from 52% to 83%. Soybean quality ranged from a low of 23% in Illinois rated good or excellent to a high of 75% in Michigan. For the same week in 2004, the percentage of soybeans rated good to excellent in the same four state area ranged from 55% to 78%. Regular rains through the remaining growing season may result in some improvement in crop quality, but the Company does not expect the 2005 harvest to equal the 2004 levels. Certain areas within the region continue to project good crops as the dry conditions have not been widespread.

Poor weather in this same region through the end of August can significantly affect yields and negatively impact the quantity and quality of grain handled and stored. The winter wheat harvest, which is virtually complete, resulted in good yields and crop quality as delivered to the Company’s facilities; however, 16% fewer acres of winter wheat were harvested in 2005 compared to the 2004 wheat crop. Wheat makes up less than 20% of the total grain bushels handled by the Company.
The Company expects to begin construction of a 55 million gallon-per-year ethanol production facility adjacent to its Albion, Michigan grain facility. Aggregate costs to construct this facility could approximate $90 million and the Company is expecting investment by one or more outside investors. Although this project is moving forward, completion is contingent upon several items, including final determination of state and local tax incentives.
The Company is continuing its investigation into other possible opportunities in the ethanol industry and may increase its involvement in 2005 through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities. One additional site that the Company is actively exploring for construction of a 110 million gallon ethanol plant is adjacent to its Clymers, Indiana grain facility. No decision has yet been made about construction on this site, but the Company anticipates some level of outside investment if this proposed facility moves forward.
If the projected growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations. We also believe that the increase in demand for corn to serve the growing ethanol industry will force a reduction in the plantings of other crops, which would positively impact the plant nutrient division by increasing demand for nitrogen, phosphates and potassium. The growth of corn is more dependent on these fertilizer products than soybeans or wheat.
The Rail Group had a $4.5 million, or 35%, increase in revenues. Of the increase, $3.2 million was generated from increased leasing revenue in the Company’s lease fleet. Revenue on car sales was down $0.3 million and revenue for the railcar repair and fabrication shops was up $1.6 million. Railcars under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2005 were 17,957 compared to 13,495 at June 30, 2004. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) increased to 95% at June 30, 2005.

Lease renewals have continued at a high level due to car shortages throughout the industry. The number of new leases, acquired leases and / or renewals completed in the second quarter of 2005 is significantly higher than in the second quarter of 2004. Additionally, the average rent and lease term in the 2005 second quarter are each greater than the 2004 second quarter. The Company plans to continue increasing its investment in railcars and fleet management services throughout 2005. In April, the Company began offering railcar repair services in Mississippi (previously repair services were conducted in Maumee, Ohio and Darlington, South Carolina, as well as by some mobile units). The railcar repair business is also an opportunity for future growth.
The Processing Group had a $0.4 million, or 1%, increase in sales resulting from increased sales of cob products. The lawn business had a slight decrease in sales when compared to the second quarter of 2004. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 7% and the average price per ton sold down 3%.
The professional lawn business had an 11% increase in sales, resulting from a 14% increase in the average price per ton sold, partially offset by a 3% decrease in volume. The volume decrease was in the lower margin lawn care operator segment. Tons sold in the professional market include higher margin tons sold for golf course application and lower margin tons sold to lawn care operators. The cob-based business sales increase of 22% was due to a 9% increase in volume along with an 11% increase in the average price per ton sold.
The Company constantly evaluates the near and long-term prospects of its businesses, and the most efficient use of its assets. While reaffirming its commitment to the professional sector of the lawn products industry, the group is reassessing its strategic position within the consumer and industrial lawn business as well as options for assets employed serving that market.
The Company performed impairment tests on long-lived assets and goodwill of the lawn division of the Processing Group in the second quarter because of changes in the customer base and the decrease in revenues and gross profit in the consumer / industrial business of the lawn division. No impairment was identified.
The Retail Group had a $0.1 million, or less than 1%, decrease in same-store sales in the second quarter of 2005 when compared to the second quarter of 2004. Columbus market stores had increases while Toledo and Lima area stores had decreases. Part of the sales decrease resulted from Easter (historically a holiday driving significantly increased sales) falling in the first quarter of 2005 when it fell in the second quarter of 2004. A fresh meat market was opened in one of the Columbus market stores which resulted in some sales increases due to additional customer traffic in the wine and specialty foods departments, in spite of the timing of the Easter holiday. The average sale per customer increased approximately 3%, however, customer counts were down 3%. The 2005 spring nursery, lawn and garden business has been especially strong when compared to a weak

2004 season. We expect an increase in competition in the third quarter in both the Columbus and Toledo, Ohio markets.

Gross profit	2005	2004

Agriculture	$22,937	$27,189
Rail	8,589	6,865
Processing	4,823	5,506
Retail	16,669	16,508

Total	$53,018	$56,068

Gross profit for the second quarter of 2005 totaled $53.0 million for the Company, a decrease of $3.1 million, or 5%, from the second quarter of 2004. The majority of this decrease resulted from changes in absorption costing implemented in one area of the Company as described below.
Gross profit in the Agriculture Group was down $4.3 million, resulting primarily from a second quarter change in the absorption costing of wholesale fertilizer tons manufactured and warehoused representing a $2.8 million reclassification of costs from operating, administrative and general expenses to cost of sales. Without the reclassification, gross profit in the Plant Nutrient Division would show an increase of $1.8 million over the 2004 second quarter which resulted from our ability to pass on raw material commodity cost increases. Other items impacting gross profit were the $1.4 million decrease in merchandising revenues mentioned previously and a slight decrease in gross profit on grain sales.
Gross profit in the Rail Group increased $1.7 million, or 25%. Lease fleet income increased by $1.3 million and the remainder of the increase was generated by the railcar repair and fabrication shops.
Gross profit for the Processing Group decreased $0.7 million, or 12%, due to decreased volumes and margin in the consumer / industrial segment of the lawn businesses. The margin decrease resulted primarily from increased costs of certain raw materials that could not be recovered from customers due to pricing arrangements. Gross profit in the professional business was slightly higher in spite of a 3% reduction in volume. Raw material cost increases can be passed on to professional customers. Costs have risen due primarily to the increased cost of urea (nitrogen) and other raw materials. Cob business gross profit also increased slightly on volume increases.
Gross profit in the Retail Group increased $0.2 million, or 1%, from the second quarter of 2004. This was primarily due to a change in the mix of products sold when compared to prior year.
Operating, administrative and general expenses for the first quarter of 2005 totaled $35.9 million, a $2.3 million, or 6%, decrease from the second quarter of 2004. As described previously, approximately $2.8 million of the 2005 expense reduction is related to a reclassification of overhead costs from expense to cost of sales for certain manufactured and stored fertilizer inventory within the Agriculture Group. Without this reclassification, operating, administrative and general expenses would be $0.5 million, or 1% higher, that the same quarter in 2004. Areas of significant increase include professional and contract services, health care and pension benefit costs and increased performance incentives in certain areas. $0.3 million of expense was incurred in the second quarter of 2004 for facilities that were sold by the Company.
Interest expense for the second quarter of 2005 was $3.2 million, a $0.5 million, or 17%, increase from 2004. Average 2005 daily short-term borrowings were 31% lower than in the second quarter of 2004, however, the average daily short-term interest rate nearly doubled to 3.5% for the same time period. The Company reduced its non-recourse debt by $3.0 million and issued $1.5 million of new non-recourse debt in the second quarter of 2005, while recourse debt decreased by $1.0 in the quarter. Long-term interest expense increased 9% due to the new issuance and as the result of increases in variable rates.

Income (loss) before income taxes	2005	2004

Agriculture	$8,914	$10,940
Rail	3,799	2,050
Processing	412	1,018
Retail	3,843	3,706
Other	(1,552)	(1,242)

Total	$15,416	$16,472

As a result, pretax income of $15.4 million for the second quarter of 2005 was $1.1 million lower than pretax income of $16.5 million recognized in the second quarter of 2004. Income taxes of $5.1 million were provided at an expected 2005 effective annual rate of 36.7% less a reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. On June 30, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. Accordingly, the deferred tax liabilities associated with the State of Ohio were decreased to reflect the phase out of the Ohio franchise tax. The Ohio franchise tax has been replaced by a Commercial Activity Tax that is based on gross receipts and will not be accounted for as an income tax. In the second quarter of 2004, income tax expense of $6.4 million was provided at 38.9%. The Company’s actual 2004 effective tax rate was 36.4%.
Comparison of the six months ended June 30, 2005 with the six months ended June 30, 2004:

Sales and merchandising revenues	2005	2004

Agriculture	$417,570	$450,298
Rail	35,378	24,213
Processing	81,355	85,257
Retail	89,470	89,078

Total	$623,773	$648,846

Sales and merchandising revenues for the six months ended June 30, 2005 totaled $623.8 million, a decrease of $25.1 million, or 4%, from the first half of 2004. Sales of grain and fertilizer in the Agriculture Group were down $33.0 million, or 8%. Grain sales were down $58.3 million, or 19%, due to a 20% decrease in average price per bushel sold with no change in volumes. The strong 2004 harvest and resulting increase in supply has reduced the selling price for all major grains. Sales of fertilizer in the plant nutrient division were up $25.3 million, or 19%, due to a 21% increase in the average price per ton sold partially offset by a 2% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally, these increases can be passed through to customers, although price increases may also drive decreases in volume.
Merchandising revenues in the Agriculture Group were up $0.3 million, or 2%, due to increases in grain space income, partially offset by decreases in storage and application income in the plant nutrient division. Space income is earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.
The Rail Group had an $11.1 million, or 46%, increase in sales. This increase included a $9.1 million increase in lease fleet revenue partially offset by a $0.6 million decrease in sales of railcars to customers or financial institutions. The lease fleet revenue increase is a direct result of increases in the number of cars managed along with continued increases in lease rates. Sales in the railcar repair and fabrication shops increased $2.7 million.
The Processing Group had a $3.9 million, or 5%, decrease in sales resulting primarily from a 9% decrease in volume, partially offset by a 5% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, sales increased by $1.9 million due to an increase in the average price per ton sold of 13% from the first half of 2004, partially offset by a reduction in volume of 6%. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a private label manufacturer and also manufacture our own brands, volume was down 14% with no change in the average price per ton sold. The cob-based businesses, a much smaller component of the Processing Group, had a $1.0 million, or 19%, increase in sales primarily due to a 9% increase in the average price per ton sold and a 9% increase in volume.
The Retail Group had a $0.4 million, or less than 1%, increase in same-store sales in the first half of 2005 when compared to the first half of 2004. Both the Columbus and Lima Ohio markets showed increases and the Toledo Ohio stores had a decrease of less than 1%.

Gross profit	2005	2004

Agriculture	$38,718	$40,907
Rail	17,104	11,934
Processing	10,681	13,365
Retail	26,474	25,924

Total	$92,977	$92,130

Gross profit for the first half of 2005 totaled $93.0 million for the Company, an increase of $0.8 million, or 1%, from the first half of 2004. The Agriculture Group had a $2.2 million, or 5%, decrease in gross profit, resulting primarily to the reduction in gross profit on sales in the plant nutrient division due to a $2.8 million reclassification of manufacturing and warehousing costs for certain wholesale fertilizer products from operating, administrative and general expenses to cost of sales. Without the reclassification, gross profit in the Plant Nutrient Division would show an increase of nearly $2.0 million which resulted from our ability to pass on raw material commodity cost increases. This reduction in gross profit was offset by the increased merchandising revenues mentioned previously and a slight increase in gross profit on grain sales.
Gross profit in the Rail Group increased $5.2 million, or 43%. This increase included a $4.5 million increase in lease fleet income, a $0.9 million increase in gross profit in the repair and fabrication shops, and a slight decrease in gross profit on car sales.
Gross profit for the Processing Group decreased $2.7 million, or 20%. The decrease was almost entirely from the lawn business and was related to the overall 12% decrease in volume coupled with a 10% increase in average cost per ton. Within the lawn business, nearly all of the gross profit decrease was in the consumer / industrial segment with only a slight reduction in the professional segment. The cob-based business experienced a $0.1 million, or 5%, increase in gross profit on increased volume.
Gross profit in the Retail Group increased $0.5 million, or 2%, from the first six months of 2004. This was due to a slight increase in sales along with favorable results from the stores’ annual physical inventory taken in the first quarter.
Operating, administrative and general expenses for the first half of 2005 totaled $72.8 million, a decrease of $0.1 million from the first six months of 2004. As described previously, in 2005, expenses of approximately $2.8 million were reclassified to cost of sales in the second quarter of 2005. Without this reclassification, operating, administrative and general expenses would be $2.7 million, or 4% higher, than the same period in 2004. Included in this increase is an adjustment for $0.6 million made in the first quarter of 2005 to correct errors in measuring the Company’s pension and postretirement benefit expense that occurred from 2001 through 2004. Additional significant increases occurred in current period benefit expense ($0.8 million additional from 2005 pension and health care claims) and professional services.

Interest expense for the first half of 2005 was $6.1 million, a $0.7 million, or 14%, increase from 2004. Average 2005 daily short-term borrowings were 42% lower than the first six months of 2004 and the average daily short-term interest rate increased from 1.8% for the first six months of 2004 to 3.3% for the first six months of 2005. Long-term interest for the period increased 12%, primarily due to additional borrowings (both recourse and non-recourse) made at various times in 2004 and 2005.

	2005	2004

Income (loss) before income taxes
Agriculture	$9,865	$9,411
Rail	7,439	3,341
Processing	1,489	4,230
Retail	1,745	1,389
Other	(3,489)	(2,294)

Total	$17,049	$16,077

As a result, the pretax income of $17.0 million for the first half of 2005 was 6% higher than the pretax income of $16.1 million recognized in the first half of 2004. Income taxes of $5.7 million were provided at an expected 2005 effective annual rate of 36.7% less a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. The phase out of the Ohio franchise tax and its replacement by the gross receipts based Commercial Activity Tax was described previously. In the first half of 2004, income tax expense was provided at 38.9%. The Company’s actual 2004 full-year effective tax rate was 36.4%.
Liquidity and Capital Resources
The Company’s operations used cash of $6.9 million in the first half of 2005, a change from providing cash of $49.5 million in the first half of 2004. In 2004, there was a significant amount of cash generated from the sale of grain inventory due to market conditions. In 2005, the Company carried a high level of inventory into the third quarter which did not generate the same level of cash. In addition, the Company has used cash of $13.6 million to meet margin calls at June 30, 2005 which it did not have at June 30, 2004. This variation in cash provided by and used in operating activities is not uncommon due to the nature of the Company’s commodity businesses. Net working capital at June 30, 2005 was $81.0 million, a $24.8 million decrease from December 31, 2004 and an $11.6 million decrease from June 30, 2004. The Company purchased approximately 1,600 railcars and related leases in June 2005 (classified as long-term assets) for $26.4 million and expects to sell or finance many of these assets in the third quarter.
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $50 million. The Company had drawn $69.9 million on its short-term line of credit at June 30, 2005. Peak short-term borrowing for the Company to date is $119.8 million on March 30, 2005. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At June 30, 2005, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was less than $0.1 million and was recorded in the consolidated balance sheet.
Cash dividends of $0.075 per common share were paid for the first three quarters of 2004 and a dividend of $0.08 was paid for the fourth quarter of 2004 and the first two quarters of 2005. A cash dividend of $0.085 per common share was declared on July 1, 2005 and was paid on July 22, 2005. The Company made income tax payments of $3.1 million in the first half of 2005 and expects to make payments totaling approximately $7.3 million for the remainder of 2005. During the first half of 2005, the Company issued approximately 90 thousand shares to employees under its share compensation plans.
Total conventional capital spending for 2005 on property, plant and equipment is expected to approximate $21.3 million and is expected to include $2.7 million for expansion and improvements in Agriculture Group facilities, $2.0 million for an upgraded point-of-sale system for our retail stores and $0.5 million for expansion of operations in the Rail Group. The remaining amount of $16.1 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. This forecasted spending does not include any expected repairs to the Toledo grain facility damaged in the events of July 1 as the Company expects to receive insurance proceeds to cover such repairs. In addition, the Company spent $54.7 million on railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue at or near these levels for the remainder of the year. The Company received $19.7 million from the sale or financing of these assets and anticipates additional sales or financings in the third and fourth quarters of 2005. If the Company elects to move forward with building an ethanol plant in Albion, Michigan and / or another site, some portion of the approximate $90 million estimated cost will likely be spent in 2005. It is anticipated that investment in any ethanol production facility would include other investors.
The Company increased its equity investment in Lansing Grain Company, LLC in February 2005 by investing an additional $0.9 million. Also in the first quarter the Company invested $1.0 million in Iroquois Bio-Energy LLC.
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all provisions at June 30, 2005. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt issued in February 2004 is collateralized by railcar and locomotive assets held by three wholly-owned bankruptcy-remote entities. Additional non-recourse debt was issued in the second quarter of 2005, also collateralized by specific railcar assets and related leases.
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
Contractual Obligations
     Future payments due under debt and lease obligations as of June 30, 2005 are as follows:

		Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$4,646	$22,216	$30,877	$33,229	$90,968
Long-term debt, securitized, non-recourse	10,780	20,170	18,110	21,053	70,113
Capital lease obligations	374	2,649	134	—	3,157
Operating leases	14,804	24,451	19,241	18,528	77,024
Purchase commitments (a)	211,184	3,064	—	—	214,248
Other long-term liability (b)	10,662	13,859	13,934	—	38,455

Total contractual cash obligations	$252,450	$86,409	$82,296	$72,810	$493,965

(a)	Includes the value of purchase obligations in the Company’s operating units, including $201 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and estimated contributions to our defined benefit pension plan for the next five years and other small commitments. The obligations under retiree healthcare programs and defined benefit pension plans vary depending on various factors and are only estimates based on information available today. Changes in assumptions, participant utilization and other factors could significantly impact these amounts.

The Company had standby letters of credit outstanding of $24.3 million at June 30, 2005, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 77% of the operating lease commitments above relate to 5,403 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.
The Company is subject to various loan covenants highlighted previously. The Company is and has been in compliance with its covenants; noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.
Off-Balance Sheet Transactions
The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase at the end of the lease.

The following table describes the railcar and locomotive positions at June 30, 2005:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	392
Owned-railcar assets leased to others	On balance sheet – non-current	10,930
Railcars leased from financial intermediaries	Off balance sheet	5,403
Railcars – non-recourse arrangements	Off balance sheet	1,232

Total Railcars		17,957

Locomotive assets leased to others	On balance sheet – non-current	41
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	43

Total Locomotives		114

In addition, the Company manages 837 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $59.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 7 years. As of June 30, 2005, the majority of these railcars have been leased to customers over similar terms. The segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.
Included in the above car counts are 6,235 railcars and 41 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral.
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

	June 30	December 31
(in thousands)	2005	2004

Net long (short) position	$(1,208)	$2,869
Market risk	121	287
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

	June 30	December 31
(in thousands)	2005	2004

Fair value of long-term debt and interest rate contracts	$161,902	$168,668
Fair value in excess of (less than) carrying value	(2,399)	(1,443)
Market risk	2,828	1,508

Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2005 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the second quarter of 2005.
Part II. Other Information
Item 1: Legal Proceedings
The Company previously disclosed its receipt of a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio port facility, and its submission of a surface water drainage plan to address the concerns raised in the notice. The Company has been advised by regulatory authorities that its proposed surface water drainage plan has been approved, and the City of Toledo, Department of Public Utilities, Division of Environmental Services has advised the Company that no orders or findings will be issued in connection with its notice of alleged violation. The Company is keeping local authorities apprised of its implementation schedule, and is in the process of securing consent from needed landowners. Management has no reason to believe that implementation of the approved surface water drainage plan should materially affect the Company’s operations.

Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the shareholders of The Andersons, Inc. was held on May 6, 2005 to elect ten directors, approve the 2005 long-term performance compensation plan and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director
Michael J. Anderson	6,747,280	—	416,224	226,015
Richard P. Anderson	6,791,051	—	372,452	226,015
Thomas H. Anderson	6,761,615	—	401,889	226,015
John F. Barrett	6,817,105	—	346,398	226,015
Paul M. Kraus	6,692,238	—	471,266	226,015
Donald L. Mennel	6,816,779	—	346,725	226,015
David L. Nichols	6,805,051	—	358,452	226,015
Dr. Sidney A. Ribeau	6,795,318	—	368,185	226,015
Charles A. Sullivan	6,787,418	—	376,086	226,015
Jacqueline F. Woods	6,785,032	—	378,472	226,015

Approval of the 2005 Long-Term Performance Compensation Plan	4,590,234	491,806	23,418	2,284,060

Ratification of independent auditors	7,122,752	35,314	5,437	226,015
Item 5. Other Information
     On April 1, 2005, the Company granted stock options at $31 per share to its officers, directors and other members of management and performance share units (PSU’s) to its officers. The Company also granted restricted shares to employees who were not executive officers. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	Stock Options	PSU’s	Restricted Shares

Michael J. Anderson	30,000	5,040	—
Dennis S. Addis	10,500	1,710	—
Daniel T. Anderson	9,000	1,710	—
Harold M Reed	10,500	1,710	—
Rasesh H. Shah	12,500	1,710	—
Executive Group	108,950	18,470	—
Non-executive director group	24,000	—	—
Non-executive officer employee group	57,680	—	14,520

Item 6. Exhibits
(a) Exhibits
10.12	Form of Stock Option Agreement

10.13	Form of Performance Share Unit Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: August 9, 2005	By /s/ Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: August 9, 2005	By /s/ Richard R. George

Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: August 9, 2005	By /s/ Gary L. Smith

Gary L. Smith
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description
10.12	Form of Stock Option Agreement

10.13	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications