Form 10-Q
period 2005-09-30
ANDERSONS INC
filed 2005-11-08
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check ✓ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 7.5 million common shares outstanding, no par value, at October 28, 2005.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2005	2004	2004

Current assets:
Cash and cash equivalents	$9,592	$8,439	$8,138
Restricted cash	1,367	1,532	1,730
Accounts and notes receivable:
Trade receivables, net	78,845	64,458	63,520
Margin deposits	—	1,777	—

	78,845	66,235	63,520

Inventories:
Grain	80,291	146,912	98,445
Agricultural fertilizer and supplies	40,990	37,604	37,453
Lawn and garden fertilizer and corncob products	27,748	36,885	33,749
Railcar repair parts	2,897	1,653	1,613
Retail merchandise	32,045	28,099	32,934
Other	276	275	291

	184,247	251,428	204,485
Railcars available for sale	3,947	6,937	5,218
Deferred income taxes	2,919	2,650	2,160
Prepaid expenses and other current assets	21,671	21,072	14,026

Total current assets	302,588	358,293	299,277

Other assets:
Pension asset	5,835	6,936	7,021
Other assets and notes receivable, net	8,984	10,464	10,921
Investments in and advances to affiliates	18,913	4,037	3,530

	33,732	21,437	21,472
Railcar assets leased to others, net	112,882	101,358	100,259
Property, plant and equipment:
Land	12,171	11,961	11,998
Land improvements and leasehold improvements	31,876	30,967	30,912
Buildings and storage facilities	103,516	102,681	102,802
Machinery and equipment	128,671	126,510	127,153
Software	6,627	6,211	6,050
Construction in progress	2,635	1,305	1,795

	285,496	279,635	280,710
Less allowances for depreciation and amortization	193,398	187,125	186,777

	92,098	92,510	93,933

	$541,300	$573,598	$514,941

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2005	2004	2004

Current liabilities:
Short-term borrowings	$42,900	$12,100	$10,600
Accounts payable for grain	38,565	87,322	54,238
Other accounts payable	68,412	66,208	83,690
Customer prepayments and deferred revenue	34,527	50,105	19,567
Accrued expenses	16,404	20,744	17,435
Current maturities of long-term debt — non-recourse	10,611	10,063	10,000
Current maturities of long-term debt	5,954	6,005	6,116

Total current liabilities	217,373	252,547	201,646

Deferred income and other long-term liabilities	1,120	1,213	1,239
Employee benefit plan obligations	18,175	17,699	16,952
Long-term debt — non-recourse, less current maturities	59,164	64,343	67,121
Long-term debt, less current maturities	87,128	89,803	88,877
Deferred income taxes	14,684	14,117	13,526

Total liabilities	397,644	439,722	389,361

Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	69,531	67,960	67,480
Treasury shares (954, 1,077 and 1,157 shares at 9/30/05, 12/31/04 and 9/30/04, respectively; at cost)	(12,967)	(12,654)	(12,693)
Accumulated other comprehensive loss	(537)	(397)	(427)
Unearned compensation	(346)	(119)	(178)
Retained earnings	87,891	79,002	71,314

	143,656	133,876	125,580

	$541,300	$573,598	$514,941

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004

Sales and merchandising revenues	$288,708	$248,124	$912,481	$896,970
Cost of sales and merchandising revenues	252,162	207,384	782,958	764,100

Gross profit	36,546	40,740	129,523	132,870

Operating, administrative and general expenses	36,654	38,801	109,410	111,680
Interest expense	2,830	2,470	8,971	7,874
Other income / gains:
Other income, net	1,056	1,251	3,565	3,159
Equity in earnings of affiliates	877	641	1,337	963

Income (loss) before income taxes	(1,005)	1,361	16,044	17,438
Income tax (benefit) expense	(369)	313	5,293	6,574

Net income (loss)	$(636)	$1,048	$10,751	$10,864

Per common share:
Basic earnings (loss)	$(0.09)	$0.14	$1.45	$1.50

Diluted earnings (loss)	$(0.09)	$0.14	$1.40	$1.45

Dividends paid	$0.085	$0.075	$0.245	$0.225

Weighted average shares outstanding-basic	7,445	7,240	7,406	7,231

Weighted average shares outstanding-diluted	7,445	7,473	7,691	7,474

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine Months ended
	September 30
	2005	2004

Operating Activities
Net income	$10,751	$10,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,083	15,909
Unremitted earnings of unconsolidated affiliates	119	346
Realized gains on sales of railcars and related leases	(4,869)	(2,939)
Gain (loss) on sale of property, plant and equipment	9	(169)
Deferred income taxes	298	3,088
Other	291	592

Cash provided by operations before changes in operating assets and liabilities	23,682	27,691
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,610)	5,026
Inventories	67,181	55,270
Prepaid expenses and other assets	689	3,539
Accounts payable for grain	(48,757)	(34,076)
Other accounts payable and accrued expenses	(24,536)	(10,878)

Net cash provided by operating activities	5,649	46,572

Investing Activities
Purchases of railcars	(62,756)	(24,587)
Proceeds from sale or financing of railcars and related leases	52,118	28,951
Purchases of property, plant and equipment	(8,896)	(11,041)
Proceeds from sale of property, plant and equipment	350	472
Investment in affiliates	(14,995)	(675)
Change in restricted cash	165	(1,730)
Acquisition of business	—	(85,078)
Proceeds from insurance settlements	168	105

Net cash used in investing activities	(33,846)	(93,583)

Financing Activities
Net increase (decrease) in short-term borrowings	30,800	(37,400)
Proceeds from issuance of long-term debt	2,482	11,965
Payments on long-term debt	(5,208)	(4,550)
Proceeds from issuance of non-recourse long-term debt	4,429	86,400
Payments of non-recourse long-term debt	(9,060)	(9,279)
Change in overdrafts	6,916	7,421
Proceeds from sale of treasury shares to employees and directors	819	485
Dividends paid	(1,817)	(1,633)
Payments of debt issuance costs	(11)	(4,704)

Net cash provided by financing activities	29,350	48,705

Increase in cash and cash equivalents	1,153	1,694
Cash and cash equivalents at beginning of period	8,439	6,444

Cash and cash equivalents at end of period	$9,592	$8,138

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2004	$84	$67,179	$(13,118)	$(355)	$(120)	$62,121	$115,791

Net income						19,144	19,144
Other comprehensive income:
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (151 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($.31 per common share)						(2,263)	(2,263)

Balance at December 31, 2004	84	67,960	(12,654)	(397)	(119)	79,002	133,876

Net income						10,751	10,751
Other comprehensive income:
Minimum pension liability				(139)			(139)
Cash flow hedge activity				(1)			(1)

Comprehensive income							10,611
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,603 (123 shares)		1,571	(313)		(439)		819
Amortization of unearned compensation					212		212
Dividends declared ($.25 per common share)						(1,862)	(1,862)

Balance at September 30, 2005	$84	$69,531	$(12,967)	$(537)	$(346)	$87,891	$143,656

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements

Note A —	In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Other than the adjustment to correct errors in the actuarial valuations of the Company’s pension and postretirement benefit plans as described in Note D, such adjustments consist only of normal recurring adjustments.

The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of September 30, 2004 was included as the Company operates in several seasonal industries.

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

Note B —	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended by FASB Statement No. 148 Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2005	2004	2005	2004

Net income (loss) reported	$(636)	$1,048	$10,751	$10,864
Add: Stock — based compensation included in reported net income, net of related tax effects	(9)	39	134	114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(121)	(117)	(728)	(534)

Pro forma net income (loss)	$(766)	$970	$10,157	$10,444

Earnings per share:
Basic — as reported	$(0.09)	$0.14	$1.45	$1.50

Basic — pro forma	$(0.10)	$0.13	$1.37	$1.44

Diluted — as reported	$(0.09)	$0.14	$1.40	$1.45

Diluted — pro forma	$(0.10)	$0.13	$1.32	$1.41

Note C —	Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three Months Ended		Nine months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Weighted average shares outstanding — basic	7,445	7,240	7,406	7,231
Restricted shares and shares contingently issuable upon exercise of options	—	233	285	243

Weighted average shares outstanding — diluted	7,445	7,473	7,691	7,474

Diluted earnings per share in the first nine months of 2005 excludes the impact of approximately one thousand employee stock options, as such options were antidilutive. There were no antidilutive options in 2004.

Note D —	During the first quarter of 2005, the Company became aware of errors in the actuarial valuations used to determine pension and postretirement benefit obligations and expense which resulted in the understatement of operating, administrative and general expenses during the years 2001 through 2004. These errors resulted from the miscalculation of the value of certain benefits provided under the Company’s pension plans and incorrect assumptions with respect to rates of retirement used in the pension plans and the postretirement plan. The entire correction was recorded in the first quarter of 2005 on the basis that it is not material to the current or prior periods. As such, the first nine months of 2005 includes additional employee benefits expense for pension and postretirement benefits of $0.6 million ($0.4 million, net of tax or $0.05 per diluted share), which is reported as a component of operating, administrative and general expenses. This additional expense represents the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly states our assets and liabilities with respect to our pension and postretirement benefit plans. This adjustment is not included in the table below which reflects only 2005 pension and postretirement benefit expense and 2004 pension and postretirement benefit expense actually recorded in that period.

Included as charges against income for the quarter and year to date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Service cost	$903	$781	$2,708	$2,343
Interest cost	737	622	2,211	1,866
Expected return on plan assets	(822)	(725)	(2,465)	(2,177)
Amortization of prior service cost	2	6	8	20
Recognized net actuarial loss	347	250	1,040	749

Benefit cost	$1,167	$934	$3,502	$2,801

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Service cost	$43	$160	$343	$464
Interest cost	172	321	838	975
Amortization of prior service cost	(118)	(122)	(354)	(367)
Recognized net actuarial loss	102	234	553	668

Benefit cost	$199	$593	$1,380	$1,740

The Company made contributions to its defined benefit pension plan of $4.1 million and $1.5 million in the first nine months of 2005 and 2004, respectively. The Company currently expects to make a total contribution of approximately $9.5 million for 2005, which exceeds the required minimum contribution.

The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first nine months of 2005 and 2004, payments of $1.2 million and $0.7 million, respectively, were made. In each of the first nine months of 2005 and 2004, retiree contributions for coverage were $0.1 million.

In May, 2004, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under the provisions of this FSP, the Company determined in 2004 that the benefits for a small group of retirees were actuarially equivalent to Medicare Part D and qualified for the future U.S. Government subsidy. In January, 2005, the Centers for Medicare and Medicaid Services issued their final regulations on determination of actuarial equivalency. During the third quarter of 2005, the Company’s actuaries completed their final determination of actuarial equivalency of the Company’s postretirement health plan in accordance with these regulations and determining that the Company’s plans for all retirees would qualify as actuarially equivalent. The total reduction of the January 1, 2005 accumulated postretirement benefit obligation related to Medicare Part D is $4.6 million and the year-to-date 2005 expense reduction (from previous expectations) is $0.5 million. The entire 2005 year-to-date expense reduction was recognized in the third quarter. The amount recognized as a reduction in 2004 for Medicare Part D actuarially equivalency was less than $0.1 million.

Note E —	In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), “Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a delay to the effective date of SFAS No. 123R. Under the new SEC rule, SFAS No. 123R will be effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The Company is currently evaluating the provisions of this standard and the impact that this standard will have on it. Note B provides some indication of what the potential impact could be to the Company, however, the Company has not finalized its selection of the valuation model.

Note F —	Segment Information
Results of Operations — Segment Disclosures
(in thousands)

Third Quarter 2005	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$205,814	$23,176	$19,227	$40,491	$—	$288,708
Inter-segment sales	3,362	123	109	—	—	3,594
Other income (expense)	462	(5)	238	140	221	1,056
Equity in earnings of affiliates	877	—	—	—	—	877
Interest expense (credit)(a)	1,325	1,245	314	299	(353)	2,830
Operating income (loss)	(3,312)	5,841	(3,047)	(827)	340	(1,005)
Identifiable assets	244,416	152,433	54,854	56,217	33,380	541,300

Third Quarter 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$166,837	$19,385	$20,819	$41,083	$—	$248,124
Inter-segment sales	6,049	94	93	—	—	6,236
Other income	473	183	314	131	150	1,251
Equity in earnings of affiliates	641	—	—	—	—	641
Interest expense (credit)(a)	815	1,211	344	281	(181)	2,470
Operating income (loss)	269	4,866	(1,859)	(232)	(1,683)	1,361
Identifiable assets	232,238	134,548	60,378	57,982	29,795	514,941

Nine months ended
September 30, 2005	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$623,384	$58,554	$100,582	$129,961	$—	$912,481
Inter-segment sales	6,005	356	982	—	—	7,343
Other income, net	1,339	536	545	517	628	3,565
Equity in earnings of affiliates	1,337	—	—	—	—	1,337
Interest expense (credit)(a)	4,423	3,630	1,265	865	(1,212)	8,971
Operating income (loss)	6,553	13,280	(1,558)	918	(3,149)	16,044

Nine months ended
September 30, 2004	Agriculture	Rail	Processing	Retail	Other	Total
Revenues from external customers	$617,135	$43,598	$106,076	$130,161	$—	$896,970
Inter-segment sales	8,884	404	1,127	—	—	10,415
Other income, net	1,448	336	453	541	381	3,159
Equity in earnings of affiliates	963	—	—	—	—	963
Interest expense (credit)(a)	3,389	3,286	1,256	828	(885)	7,874
Operating income (loss)	9,680	8,207	2,371	1,157	(3,977)	17,438

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Note G —	The following table presents summarized financial information of the investment in an unconsolidated affiliate accounted for by the equity method that qualifies as a significant subsidiary. Income before income taxes is presented as the subsidiary is structured as a limited liability corporation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Sales	$340,732	$282,156	$905,025	$677,706
Gross profit	7,896	7,140	15,416	12,685
Income before income taxes	3,191	2,921	4,856	4,512
Net Income	3,229	2,907	4,782	4,454

Note H — Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. The Company is in the process of reclaiming grain and performing site clean-up and has just announced that it will begin the full repair of the facility. The Company anticipates insurance claims for property damage, business interruption and extra expenses incurred. Certain of the insurance proceeds will likely not be available to the Company until 2006, while the business losses will be incurred primarily in 2005. As of September 30, 2005, the Company’s costs of $1.2 million related to clean up and emergency expenses and $0.6 million in inventory losses (after deductible) have been funded by the insurance company with a $2 million advance.

Additional property losses that occurred in the 2005 third quarter relate to the loss of a tank of corn cobs due to an August fire in Maumee, Ohio, and the loss of certain equipment destroyed by Hurricane Katrina at the Mississippi rail shop, also in August. Expense recorded in the quarter for these two events approximates $0.5 million and less than $0.1 million respectively. To date, no proceeds have been received from insurance for these losses and it is unknown to what extent these two events will be covered.

Note I — Restructuring
In the third quarter of 2005, the Board of Directors approved a restructuring within the Company’s Processing Group. The Group’s Lawn business unit will focus on the professional market and on limited product lines in the consumer and industrial markets. The Group’s Cob business also determined that certain assets in Maumee, Ohio, will be temporarily shut down. To date, these restructuring actions have resulted in the elimination of certain positions but management of the Company is considering other action. The restructuring has resulted in pre-tax charges to expense for one-time termination benefits of $0.6 million or $0.05 per share on an after-tax basis for the 2005 calendar year. Following are details of the termination liability account, the balance of which is expected to be paid out in the fourth quarter of 2005:

	June 30,	Charged to	Cash	September 30, 2005
(in thousands)	2005 Balance	expense	payments	Balance
One-time termination benefits	$—	$574	$394	$180
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; actions of insurers in regard to the Company’s insurance claims, interest rates; and income taxes.
Critical Accounting Policies and Estimates
Our critical accounting policies, as described in our 2004 Form 10-K, have not materially changed during the first nine months of 2005.
Comparison of the three months ended September 30, 2005 with the three months ended September 30, 2004:

Sales and merchandising revenues	2005	2004

Agriculture	$205,814	$166,837
Rail	23,176	19,385
Processing	19,227	20,819
Retail	40,491	41,083

Total	$288,708	$248,124

Sales and merchandising revenues for the three months ended September 30, 2005 totaled $288.7 million, an increase of $40.6 million, or 16.4%, from the third quarter of 2004. Sales in the Agriculture Group were up $38.2 million, or 23%. Grain sales were up $36.5 million, or 30%, due to a 31% increase in volume partially offset by a 1% decrease in the average price per bushel sold. Last year’s record corn crop is being followed by, what appears at this time, to be the second largest corn crop on record. This expectation has continued to hold down prices. Sales of fertilizer in the plant nutrient division were up $1.7 million, or 4%, due to a 15% increase in the average price per ton sold partially offset by a 9% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally these increases can be passed through to customers although price increases may also reduce demand at the producer level. Revenues in both the grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.
Merchandising revenues in the Agriculture Group were up $0.8 million, or 50%, due to a $0.6 million increase in grain space income during the third quarter of 2005 as compared to the third quarter of 2004. Space income is earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Grain inventories on hand at September 30, 2005 were 50.1 million bushels, of which 15.0 million bushels were stored for others. This compares to 44.1 million bushels on hand at September 30, 2004, of which 8.6 million bushels were stored for others. Merchandising revenues were also positively impacted by a 48% increase in the number of acres to which fertilizer was applied as compared to the same period in 2004.

On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no employees on site at the time and fortunately, no injuries; however, some grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. The Company is in the process of reclaiming grain and performing site clean-up and has just announced that it will begin the full repair of the facility. We expect that 2005 results will be negatively impacted due to the decreased availability of storage space and boat-loading capacity. The Company anticipates some logistical challenges until the facility is fully operational due to the reduction in capacity, the inability to segregate grains to facilities and the loss of the use of a grain dryer and boat-loading facility. Certain of the insurance proceeds will likely not be available to the Company until 2006, while the business losses will be incurred primarily in 2005.
With the corn harvest over 60% complete in the Company’s primary region (Indiana, Illinois, Ohio and Michigan) as of this writing, conditions have been found to be better than anticipated earlier in the year. Yields are below last year’s in three of the four primary states but total production is still expected to be high. Soybean harvest is in excess of 87% complete in the four state area and results are consistent with corn — yields below last year’s, but producers are still reporting strong yields. Illinois crops were the hardest hit in the region by dry weather and consequently have the largest yield reduction. Concerns over storage capacity, low prices and the availability of rail transportation could require temporary closure of Company and other facilities during the harvest period. The majority of next year’s winter wheat crop has been planted as of this writing.
The Company invested approximately $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC which was formed in the third quarter of 2005, and began construction on the 55 million gallon-per-year ethanol production facility, which is adjacent to the Company’s Albion, Michigan grain facility. The Company plans to lease the grain elevator facility to the LLC upon completion, operate the ethanol facility under a management contract and provide origination, marketing and risk management services also under contracts with the LLC. Aggregate costs to construct this facility are expected to approximate $71 million.
The Company is continuing its investigation into other possible opportunities in the ethanol industry and may increase its involvement through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities. One additional site that the Company has selected for construction of a 110 million gallon ethanol plant is adjacent to its Clymers, Indiana grain facility. Construction of this facility is contingent on locating additional equity investment, debt financing, board of director approval and the receipt of necessary permits.

If the projected growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations. We also believe that the increase in demand for corn to serve the growing ethanol industry may force a reduction in the plantings of other crops, which would positively impact the plant nutrient division by increasing demand for nitrogen, phosphates and potassium. The growth of corn is more dependent on these fertilizer products than soybeans or wheat.
The Rail Group had a $3.8 million, or 20%, increase in revenues. The increase is due primarily to a $4.8 million increase in leasing revenue in the Company’s lease fleet partially offset by a $1.6 million decrease in revenue generated from car sales. Revenue from the railcar repair and fabrication shops was up $0.6 million. The majority of the increase was due to new lines of business acquired at the beginning of July 2005. Railcars under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2005 were 18,016 compared to 13,591 at September 30, 2004. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) remained at 95% at September 30, 2005. Lease renewals have continued at a high level due to car shortages throughout the industry. Third quarter 2005 new leases and lease renewals are comparable to the third quarter of 2004, but both the average rent and lease term have increased. The Company plans to continue increasing its investment in railcars and fleet management services.
In late August 2005, the Mississippi railcar repair shop opened by the Company in April was damaged as a result of Hurricane Katrina. The value of property damaged was minimal, however, the shop was closed for the remainder of the quarter and the Company anticipates business interruption coverage for this period. Once re-opened, the Company expects significant demand for repair work on railcars damaged by the same hurricane.
The Processing Group had a $1.6 million, or 8%, decrease in sales resulting from decreased sales of $2.2 million in the Group’s consumer and industrial lawn business, a direct result of a 31% decrease in volume. Sales in the professional lawn business increased $0.1 million or less than 1% from the third quarter of 2004. This was a result of an 8% increase in the average price per ton sold partially offset by a 7% decrease in volume. The cob-based business realized a sales increase of $0.5 million or 17% due to a 3% increase in volume and a 13% increase in the average price per ton sold.
During the third quarter of 2005, a restructuring of the Processing Group was announced. Costs of this restructuring expensed in the third quarter were $0.6 million. The Processing Group is re-focusing on the professional lawn market and on areas where value can be added in the consumer and industrial markets.

The Retail Group had a $0.6 million, or 1%, decrease in same-store sales in the third quarter of 2005 when compared to the third quarter of 2004. The average sale per customer increased approximately 2%, however, customer counts were down 4%. New competitors opened in the third quarter in both the Columbus and Toledo, Ohio markets. Sales activity in the fourth quarter to date is better than 2004. Sales of home weather proofing materials and heaters has been especially strong and appears to be a reaction to current high energy costs and predicted high winter utility costs. As with most retailers, the final weeks before Christmas are critical to the success of this Group.

Gross profit	2005	2004

Agriculture	$10,659	$15,448
Rail	11,232	9,464
Processing	3,398	4,162
Retail	11,257	11,666

Total	$36,546	$40,740

Gross profit for the third quarter of 2005 totaled $36.5 million for the Company, a decrease of $4.2 million, or 10%, from the third quarter of 2004. Gross profit in the Agriculture Group was down $4.8 million, resulting primarily from a $2.5 million reduction in gross profit on sales in the grain business along with a $1.5 million charge to record quality and quantity adjustments on the owned inventory (primarily for corn and wheat). Additionally, a second quarter change in the absorption costing of wholesale fertilizer tons manufactured and warehoused representing a $1.3 million reclassification of costs from operating, administrative and general expenses to cost of sales. These reductions in gross profit were partially offset by the $0.8 million increase in merchandising revenue in the quarter. Grain elevators located in the Midwest are currently faced with unusually low basis environments (buying grain at a significant discount to the Chicago Board of Trade price) due to oversupply conditions and the high cost of transportation to the gulf market. Once these situations improve, as they usually begin to do in the fourth quarter, the value of the Company’s inventory will increase and more grain will be sold and shipped from the Company’s elevators.
Gross profit in the Rail Group increased $1.8 million, or 19%. Lease fleet income increased by $2.1 million while income generated from car sales decreased $1.0 million. The railcar repair and fabrication shops realized an increase in gross profit of $0.7 million, primarily due to the additional product lines added in the third quarter of 2005.
Gross profit for the Processing Group decreased $0.8 million, or 18%, due to decreased volumes and margin in the consumer and industrial segment of the lawn businesses. The margin decrease resulted primarily from increased costs of certain raw materials that could not be recovered from customers due to pricing arrangements. Gross profit in the professional business was down slightly due to lower volumes and higher conversion costs. Cob business gross profit decreased $0.1 million primarily from increases in the cost of raw materials. In the third quarter of 2005, a tank of cobs was destroyed by fire requiring the purchase of higher cost raw materials. The Company has not yet determined the cause of this fire and whether the incident will be covered by insurance.
Gross profit in the Retail Group decreased $0.4 million, or 4%, from the third quarter of 2004. This was primarily due to planned inventory reductions of certain products at prices below cost.
Operating, administrative and general expenses for the third quarter of 2005 totaled $36.7 million, a $2.1 million, or 6%, decrease from the third quarter of 2004. Approximately $1.3 million of the 2005 expense reduction is related to a reclassification of overhead costs from expense to cost of sales for certain manufactured and stored fertilizer inventory within the Agriculture Group. Additionally, $0.9 million of organizational and project costs were reimbursed by the newly formed Albion Ethanol LLC. Included in operating, administrative and general expenses for the third quarter of 2005 was $0.6 million in one-time termination benefits related to the Processing Group restructuring noted previously. Also included in expense in the quarter was $0.8 of unreimbursed losses and deductibles related to the grain and cob fire and the Mississippi railcar loss, also noted previously. The remaining decrease is primarily due to reduced accruals for performance incentive compensation and Sarbanes Oxley implementation costs incurred in 2004 that were not repeated in 2005.
Interest expense for the third quarter of 2005 was $2.8 million, a $0.4 million, or 15%, increase from 2004. All of the increase was due to increased short term interest expense. Average 2005 daily short-term borrowings were significantly higher in the third quarter of 2005 compared to the third quarter of 2004 going from $5.5 million to $54.1 million, respectively. The average daily short-term interest rate increased 1.82% to 3.95%.

Income (loss) before income taxes	2005	2004

Agriculture	$(3,312)	$269
Rail	5,841	4,866
Processing	(3,047)	(1,859)
Retail	(827)	(232)
Other	340	(1,683)

Total	$(1,005)	$1,361

As a result, the pretax loss of $1.0 million for the third quarter of 2005 was $2.4 million lower than pretax income of $1.4 million recognized in the third quarter of 2004. An income tax benefit of $0.4 million was provided at 36.7%. The Company anticipates that its 2005 effective annual tax rate will be 36.7% less a reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. In the third quarter of 2004, income tax expense of $0.3 million was provided at 23%. The effective rate in the third quarter of 2004 was unusually low due to the recognition of a tax benefit for the U.S. Extraterritorial Income Regime passed by legislation in October 2004 upon which the Company adjusted its assumptions around the benefit it was likely to receive. The Company’s actual 2004 effective tax rate was 36.4%.

Comparison of the nine months ended September 30, 2005 with the nine months ended September 30, 2004:

Sales and merchandising revenues	2005	2004

Agriculture	$623,384	$617,135
Rail	58,554	43,598
Processing	100,582	106,076
Retail	129,961	130,161

Total	$912,481	$896,970

Sales and merchandising revenues for the nine months ended September 30, 2005 totaled $912.5 million, an increase of $15.5 million, or 2%, from the first nine months of 2004. Sales of grain and fertilizer in the Agriculture Group were up $5.2 million, or less than 1%. Grain sales were down $21.8 million, or 5%, due to a 14% decrease in the average price per bushel sold partially offset by an 11% increase in volume. The strong 2004 harvest and resulting increase in supply has reduced the selling price for all major grains. Sales of fertilizer in the plant nutrient division were up $27.0 million, or 15%, due to a 20% increase in the average price per ton sold partially offset by a 4% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally, these increases can be passed through to customers, although price increases may also drive decreases in volume.
Merchandising revenues in the Agriculture Group were up $1.0 million, or 7%, due to increases in grain space income, partially offset by decreases in storage income in the plant nutrient division. Space income is earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.
The Rail Group had a $15.0 million, or 34%, increase in sales. This increase included a $13.9 million increase in lease fleet revenue partially offset by a $2.2 million decrease in sales of railcars to customers or financial institutions. The lease fleet revenue increase is a direct result of increased cars in lease service along with continued increases in lease rates. Sales in the railcar repair and fabrication shops increased $3.3 million, both from growth in railcar repair and the product lines added in the third quarter of 2005.
The Processing Group had a $5.5 million, or 5%, decrease in sales resulting primarily from a 10% decrease in volume, partially offset by a 5% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, sales increased by $1.9 million due to an increase in the average price per ton sold of 12% from the first nine months of 2004, partially offset by a reduction in volume of 7%. In the consumer and industrial lawn businesses, where we have announced some customer rationalization in the third quarter of 2005, sales decreased $8.9 million as a result of a decrease in volume of 17% and little change in the average price per ton sold. The cob-based businesses, a much smaller component of the

Processing Group, had a $1.5 million, or 19%, increase in sales primarily due to an 11% increase in the average price per ton sold and a 7% increase in volume.
The Retail Group had a $0.2 million, or less than 1%, decrease in same-store sales in the first nine months of 2005 when compared to the first nine months of 2004. Both the Columbus and Lima, Ohio markets showed increases while the Toledo, Ohio stores had a combined 1% decrease.

Gross profit	2005	2004

Agriculture	$49,377	$56,355
Rail	28,336	21,398
Processing	14,079	17,527
Retail	37,731	37,590

Total	$129,523	$132,870

Gross profit for the first nine months of 2005 totaled $129.5 million for the Company, a decrease of $3.3 million, or 3%, from the first nine months of 2004. The Agriculture Group had a $7.0 million, or 12%, decrease in gross profit, resulting primarily from a reduction in gross profit on grain sales of $2.2 million, increases in inventory quality and quantity reserves of $2.6 million (primarily for corn and wheat) and a reduction in gross profit on sales in the plant nutrient division due to a $4.2 million reclassification of manufacturing and warehousing costs for certain wholesale fertilizer products from operating, administrative and general expenses to cost of sales. This reduction in gross profit was partially offset by the $1.1 million of increased merchandising revenues mentioned previously and increased gross profit on the material component of fertilizer sales.
Gross profit in the Rail Group increased $6.9 million, or 32%. This increase included a $6.6 million increase in lease fleet income, a $1.6 million increase in gross profit in the repair and fabrication shops, and a $1.3 million decrease in gross profit on car sales.
Gross profit for the Processing Group decreased $3.4 million, or 20%. The decrease was almost entirely from the lawn business and was related to the overall 13% decrease in volume and a 10% increase in the average cost per ton. Within the lawn business, $3.0 million of the gross profit decrease was in the consumer and industrial segment and $0.4 million of the reduction was in the professional segment. The cob-based business experienced a slight decrease in gross profit due to increases in the cost per ton sold.
Gross profit in the Retail Group increased $0.1 million, or less than 1%, from the first nine months of 2004 due to a slight increase in margin.
Operating, administrative and general expenses for the first half of 2005 totaled $109.4 million, a decrease of $2.3 million from the first nine months of 2004. As described previously, in 2005, expenses of approximately $4.2 million were reclassified to cost of sales in 2005 for certain wholesale fertilizer products. Without this reclassification, operating, administrative and general expenses would be $2.0 million, or 2% higher, than the same period in 2004. Included in this increase is an adjustment for $0.6 million made in the first quarter of 2005 to correct errors in measuring the Company’s pension and postretirement benefit expense that occurred from 2001 through 2004. The remaining increase is due to 2005 current period benefit expense — pension and health care claims, the one-time termination benefits and the unreimbursed losses, both noted previously.
Interest expense for the first nine months of 2005 was $9.0 million, a $1.1 million, or 14%, increase from 2004. Average 2005 daily short-term borrowings were 22% lower than the first nine months of 2004, however, the average daily short-term interest rate increased from 1.9% for the first nine months of 2004 to 3.5% for the first nine months of 2005. Long-term interest expense for the period increased 4%, primarily due to higher weighted average outstanding borrowings (both recourse and non-recourse) in 2005.

Income (loss) before income taxes	2005	2004

Agriculture	$6,553	$9,680
Rail	13,280	8,207
Processing	(1,558)	2,371
Retail	918	1,157
Other	(3,149)	(3,977)

Total	$16,044	$17,438

As a result, pretax income of $16.0 million for the first nine months of 2005 was 8.0% lower than the pretax income of $17.4 million recognized in the first nine months of 2004. Income taxes of $5.9 million were provided at the expected 2005 effective annual rate of 36.7% less a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. On June 30, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. Accordingly, the deferred tax liabilities associated with the State of Ohio were decreased to reflect this phase out. The Ohio franchise tax has been replaced by a Commercial Activity Tax that is based on gross receipts and will not be accounted for as an income tax. In the first nine months of 2004, income tax expense was provided at 37.7%. The Company’s actual 2004 full-year effective tax rate was 36.4%.
Liquidity and Capital Resources
The Company’s operations provided cash of $5.6 million in the first nine months of 2005, a change from providing cash of $46.6 million in the first nine months of 2004. This variation in cash provided by and used in operating activities is not uncommon due to the nature of the Company’s commodity businesses. Net working capital at September 30, 2005 was $85.2 million, a $20.5 million decrease from December 31, 2004 and a $12.4 million decrease from September 30, 2004.
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $50 million. The Company had drawn $42.9 million on its short-term line of credit at September 30, 2005. Peak short-term borrowing for the Company to date is $119.8 million on March 30, 2005. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2005, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.1 million and was recorded in the consolidated balance sheet.
Cash dividends of $0.075 per common share were paid for the first three quarters of 2004, a dividend of $0.08 was paid for the fourth quarter of 2004 and the first two quarters of 2005 and a cash dividend of $0.085 was paid in the third quarter of 2005. A cash dividend of $0.085 per common share was declared on August 18, 2005 payable on October 24, 2005. The Company made income tax payments of $6.3 million in the first three quarters of 2005 and expects to make payments totaling approximately $4.0 million for the remainder of 2005. During the first nine months of 2005, the Company issued approximately 123 thousand shares to employees under its share compensation plans.
Total conventional capital spending for 2005 on property, plant and equipment is expected to approximate $17.0 million and is expected to include $2.7 million for expansion and improvements in Agriculture Group facilities and $0.5 million for expansion of operations in the Rail Group. The remaining amount of $13.8 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. This forecasted spending does not include any expected repairs to the Toledo grain facility damaged in the events of July 1 as the Company expects to receive insurance proceeds to cover such repairs. In addition, the Company spent $62.8 million on railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year. The Company received $52.1 million from the sale or financing of these assets and anticipates additional sales or financings in the fourth quarter of 2005.
The Company invested $13.1 million in The Andersons Albion Ethanol LLC in the third quarter of 2005 for approximately 44% of the business. The Company increased its equity investment in Lansing Grain Company, LLC in February 2005 by investing an additional $0.9 million. Also in the first quarter the Company invested $1.0 million in Iroquois Bio-Energy LLC. In the fourth quarter, the Company is expecting to increase its investment in entities formed to construct ethanol production facilities. The amount of investment is not known at this time.

Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all provisions at September 30, 2005. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt issued in February 2004 is collateralized by railcar and locomotive assets held by three wholly-owned bankruptcy-remote entities. Additional non-recourse debt was issued in the second and third quarters of 2005, also collateralized by specific railcar assets and related leases.
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
Contractual Obligations
Future payments due under debt and lease obligations as of September 30, 2005 are as follows:

		Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$5,567	$21,696	$29,938	$32,825	$90,026
Long-term debt, securitized, non-recourse	10,611	19,661	18,579	20,924	69,775
Capital lease obligations	387	2,554	115	—	3,056
Operating leases	17,751	31,292	23,387	18,303	90,733
Purchase commitments (a)	207,342	29,001	—	—	236,343
Other long-term liability (b)	9,770	13,798	13,962	—	37,530

Total contractual cash obligations	$251,428	$118,002	$85,981	$72,052	$527,463

(a)	Includes the value of purchase obligations in the Company’s operating units, including $218 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

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
The Company had standby letters of credit outstanding of $23.9 million at September 30, 2005, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 81% of the operating lease commitments above relate to 6,908 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.
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
The following table describes the railcar and locomotive positions at September 30, 2005:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	226
Owned-railcar assets leased to others	On balance sheet — non-current	9,611
Railcars leased from financial intermediaries	Off balance sheet	6,908
Railcars — non-recourse arrangements	Off balance sheet	1,271

Total Railcars		18,016

Method of Control	Financial Statement	Number

Locomotive assets leased to others	On balance sheet — non-current	35
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives — non-recourse arrangements	Off balance sheet	44

Total Locomotives		109

In addition, the Company manages 806 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $73.7 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 7 years. As of September 30, 2005, the majority of these railcars have been leased to customers over similar terms. The segment manages risk on leased assets by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.
Included in the above car counts are 6,225 railcars and 35 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt.
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

	September 30	December 31
(in thousands)	2005	2004

Net long (short) position	$(2,846)	$2,869
Market risk	285	287
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

	September 30	December 31
(in thousands)	2005	2004

Fair value of long-term debt and interest rate contracts	$160,417	$168,668
Fair value in excess of (less than) carrying value	(2,300)	(1,443)
Market risk	2,072	1,508
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2005 and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There were no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the third quarter of 2005.
Part II. Other Information
Item 1: Legal Proceedings
The Company previously disclosed its receipt of a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio port facility, and its submission of a surface water drainage plan to address the concerns raised in the notice. The Company has been advised by regulatory authorities that its proposed surface water drainage plan has been approved, and the City of Toledo, Department of Public Utilities, Division of Environmental Services has advised the Company that no orders or findings will be issued in connection with its notice of alleged violation. The Company is keeping local authorities apprised of its implementation schedule, and is attempting to secure consent from needed landowners. Management has no reason to believe that implementation of the approved surface water drainage plan should materially affect the Company’s operations.

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

THE ANDERSONS, INC.
(Registrant)

Date: November 8, 2005	By /s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 8, 2005	By /s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: November 8, 2005	By /s/ Gary L. Smith
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