Form 10-Q/A
period 2005-09-30
ANDERSONS INC
filed 2005-11-22
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 7.5 million common shares outstanding, no par value, at October 28, 2005.

THE ANDERSONS, INC.

EXPLANATORY NOTE
     The purpose of this amendment to The Andersons, Inc. Quarterly Report on Form 10-Q is to restate the unaudited Condensed Consolidated Statement of Cash Flows and related disclosures for the quarter ended September 30, 2005.
     Subsequent to filing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, management discovered an error in the cash flow statement relating to a single class of debt financing transactions. The nature and impact of these adjustments are described in Note A in this Form 10-Q/A.
     The items of this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 which are amended and restated herein are:
1.	Condensed Consolidated Statements of Cash Flows on page 7.

2.	Management’s Discussion and Analysis beginning on page 16 was revised in accordance with this restatement.

3.	Controls and Procedures beginning on page 30 have been revised in accordance with this restatement.
The remaining items contained within this Amendment to our Quarterly Report on Form 10-Q/A consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 in the form filed with the SEC on November 8, 2005. These remaining items are not amended, herein, but are included for the convenience of the reader. In order to preserve the character of the disclosures set forth in such items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2005	2004	2004

Current liabilities:
Short-term borrowings	$42,900	$12,100	$10,600
Accounts payable for grain	38,565	87,322	54,238
Other accounts payable	68,412	66,208	83,690
Customer prepayments and deferred revenue	34,527	50,105	19,567
Accrued expenses	16,404	20,744	17,435
Current maturities of long-term debt – non-recourse	10,611	10,063	10,000
Current maturities of long-term debt	5,954	6,005	6,116

Total current liabilities	217,373	252,547	201,646

Deferred income and other long-term liabilities	1,120	1,213	1,239
Employee benefit plan obligations	18,175	17,699	16,952
Long-term debt – non-recourse, less current maturities	59,164	64,343	67,121
Long-term debt, less current maturities	87,128	89,803	88,877
Deferred income taxes	14,684	14,117	13,526

Total liabilities	397,644	439,722	389,361

Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	69,531	67,960	67,480
Treasury shares (954, 1,077 and 1,157 shares at 9/30/05, 12/31/04 and 9/30/04, respectively; at cost)	(12,967)	(12,654)	(12,693)
Accumulated other comprehensive loss	(537)	(397)	(427)
Unearned compensation	(346)	(119)	(178)
Retained earnings	87,891	79,002	71,314

	143,656	133,876	125,580

	$541,300	$573,598	$514,941

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

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine Months ended
	September 30
	2005	2004
	(Restated)

Operating Activities
Net income	$10,751	$10,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,083	15,909
Unremitted earnings of unconsolidated affiliates	119	346
Realized gains on sales of railcars and related leases	(2,062)	(2,939)
Gain (loss) on sale of property, plant and equipment	9	(169)
Deferred income taxes	298	3,088
Other	291	592

Cash provided by operations before changes in operating assets and liabilities	26,489	27,691
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,610)	5,026
Inventories	67,181	55,270
Prepaid expenses and other assets	689	3,539
Accounts payable for grain	(48,757)	(34,076)
Other accounts payable and accrued expenses	(24,536)	(10,878)

Net cash provided by operating activities	8,456	46,572

Investing Activities
Purchases of railcars	(62,756)	(24,587)
Proceeds from sale or financing of railcars and related leases	49,311	28,951
Purchases of property, plant and equipment	(8,896)	(11,041)
Proceeds from sale of property, plant and equipment	350	472
Investment in affiliates	(14,995)	(675)
Change in restricted cash	165	(1,730)
Acquisition of business	—	(85,078)
Proceeds from insurance settlements	168	105

Net cash used in investing activities	(36,653)	(93,583)

Financing Activities
Net increase (decrease) in short-term borrowings	30,800	(37,400)
Proceeds from issuance of long-term debt	2,482	11,965
Payments on long-term debt	(5,208)	(4,550)
Proceeds from issuance of non-recourse long-term debt	4,429	86,400
Payments of non-recourse long-term debt	(9,060)	(9,279)
Change in overdrafts	6,916	7,421
Proceeds from sale of treasury shares to employees and directors	819	485
Dividends paid	(1,817)	(1,633)
Payments of debt issuance costs	(11)	(4,704)

Net cash provided by financing activities	29,350	48,705

Increase in cash and cash equivalents	1,153	1,694
Cash and cash equivalents at beginning of period	8,439	6,444

Cash and cash equivalents at end of period	$9,592	$8,138

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
Restatement
The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 has been restated. The restatement is a result of an error relating to a single class of debt financing transactions in which proceeds from long-term debt financing of $2.8 million were incorrectly classified as proceeds from the sale of railcars. The gain on the sale of railcars and related leases was also overstated by the same amount. These debt proceeds were properly included as a financing activity in the condensed consolidated statement of cash flows as proceeds from issuance of non-recourse long-term debt. The related subtotals for cash flow from operations and net cash used in investing activities were also adjusted. This restatement did not impact the Company’s previously reported condensed consolidated balance sheet, condensed consolidated statements of earnings or condensed consolidated statements of shareholders’ equity, including total assets, revenue, net income (loss) and net income (loss) per share.
The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported condensed consolidated statement of cash flows:

	(unaudited)(in thousands)
	As Reported	As Restated
Realized gains on sales of railcars and related leases	$(4,869)	$(2,062)
Cash flow provided by operations before changes in operating assets and liabilities	23,682	26,489
Net cash provided by operating activities	5,649	8,456
Proceeds from sale or financing of railcars and related leases	52,118	49,311
Net cash used in investing activities	(33,846)	(36,653)

Note B–	The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” as amended by FASB Statement No. 148 Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2005	2004	2005	2004

Net income (loss) reported	$(636)	$1,048	$10,751	$10,864
Add: Stock–based compensation included in reported net income, net of related tax effects	(9)	39	134	114
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(121)	(117)	(728)	(534)

Pro forma net income (loss)	$(766)	$970	$10,157	$10,444

Earnings per share:
Basic – as reported	$(0.09)	$0.14	$1.45	$1.50

Basic – pro forma	$(0.10)	$0.13	$1.37	$1.44

Diluted – as reported	$(0.09)	$0.14	$1.40	$1.45

Diluted – pro forma	$(0.10)	$0.13	$1.32	$1.41

Note C– Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three Months Ended		Nine months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Weighted average shares outstanding basic	7,445	7,240	7,406	7,231
Restricted shares and shares contingently issuable upon exercise of options	—	233	285	243

Weighted average shares outstanding diluted	7,445	7,473	7,691	7,474

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

	Results of Operations – Segment Disclosures
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
Note G – The following table presents summarized financial information of the investment in an unconsolidated affiliate  accounted for by the equity method that qualifies as a significant subsidiary. Income before income taxes is  presented as the subsidiary is structured as a limited liability corporation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2005	2004	2005	2004

Sales	$340,732	$282,156	$905,025	$677,706
Gross profit	7,896	7,140	15,416	12,685
Income before income taxes	3,191	2,921	4,856	4,512
Net Income	3,229	2,907	4,782	4,454

Note H – Insurance Recoveries

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
Note I – Restructuring

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

	June 30,			September 30, 2005
(in thousands)	2005 Balance	Charged to expense	Cash payments	Balance
One-time termination benefits	$—	$574	$394	$180

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
Restatement of Previously Issued Financial Statements
The condensed consolidated statement of cash flows for the nine months ended September 30, 2005 has been restated. The restatement is a result of an error relating to a single class of debt financing transactions in which proceeds from long-term debt financing of $2.8 million were incorrectly classified as proceeds from the sale of railcars. The gain on the sale of railcars and related leases was also overstated by the same amount. These debt proceeds were properly included as a financing activity in the condensed consolidated statement of cash flows as proceeds from issuance of non-recourse long-term debt. The related subtotals for cash flow from operations and net cash used in investing activities were also adjusted. This restatement did not impact the Company’s previously reported condensed consolidated balance sheet, condensed consolidated statements of earnings or condensed consolidated statements of shareholders’ equity, including total assets, revenue, net income (loss) and net income (loss) per share.
The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported condensed consolidated statement of cash flows:

	(unaudited)(in thousands)
	As Reported	As Restated
Realized gains on sales of railcars and related leases	$(4,869)	$(2, 062)
Cash flow provided by operations before changes in operating assets and liabilities	23,682	26,489
Net cash provided by operating activities	5,649	8,456
Proceeds from sale or financing of railcars and related leases	52,118	49,311
Net cash used in investing activities	(33,846)	(36,653)
See Note A to the unaudited condensed financial statements included with Part I, Item 1 of this report.
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
With the corn harvest over 60% complete in the Company’s primary region (Indiana, Illinois, Ohio and Michigan) as of this writing, conditions have been found to be better than anticipated earlier in the year. Yields are below last year’s in three of the four primary states but total production is still expected to be high. Soybean harvest is in excess of 87% complete in the four state area and results are consistent with corn – yields below last year’s, but producers are still reporting strong yields. Illinois crops were the hardest hit in the region by dry weather and consequently have the largest yield reduction. Concerns over storage capacity, low prices and the availability of rail transportation could require temporary closure of Company and other facilities during the harvest period. The majority of next year’s winter wheat crop has been planted as of this writing.
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
Liquidity and Capital Resources
The Company’s operations provided cash of $8.5 million in the first nine months of 2005, a change from providing cash of $46.6 million in the first nine months of 2004. This variation in cash provided by and used in operating activities is not uncommon due to the nature of the Company’s commodity businesses. Net working capital at September 30, 2005 was $85.2 million, a $20.5 million decrease from December 31, 2004 and a $12.4 million decrease from September 30, 2004.
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
Total conventional capital spending for 2005 on property, plant and equipment is expected to approximate $17.0 million and is expected to include $2.7 million for expansion and improvements in Agriculture Group facilities and $0.5 million for expansion of operations in the Rail Group. The remaining amount of $13.8 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. This forecasted spending does not include any expected repairs to the Toledo grain facility damaged in the events of July 1 as the Company expects to receive insurance proceeds to cover such repairs. In addition, the Company spent $62.8 million on railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year. The Company received $49.3 million from the sale or financing of these assets and anticipates additional sales or financings in the fourth quarter of 2005.

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

The following table describes the railcar and locomotive positions at September 30, 2005:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	226
Owned-railcar assets leased to others	On balance sheet – non-current	9,611
Railcars leased from financial intermediaries	Off balance sheet	6,908
Railcars – non-recourse arrangements	Off balance sheet	1,271

Total Railcars		18,016

Locomotive assets leased to others	On balance sheet – non-current	35
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		109

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, Vice President, Controller and CIO and Vice President, Finance and Treasurer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.
As described in the Explanatory Note to this Amendment No. 1 to Form 10-Q and in Note A to our condensed consolidated financial statements, following the period covered by this report, management identified an error relating to a single class of debt financing transactions in which proceeds from long-term debt financing were incorrectly classified as proceeds on the sale of railcars. The gain on the sale of railcars and related leases was also overstated by the same amount. The error in recording this transaction resulted in the restatement of the Company’s financial statements for the quarter ended September 30, 2005.
The Company’s Certifying Officers had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of September 30, 2005. However, in connection with the restatement of our financial statements for the quarter ended September 30, 2005, as described above, we performed an evaluation, under the supervision of the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management believes, including our Certifying Officers, that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the quarterly reporting period ended September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation, and disclosure of the Company’s condensed consolidated statement of cash flows. Specifically, the Company did not adequately review the classification of proceeds from long-term debt financing and the related impact on net cash provided by operating activities and net cash used in investing activities. This control deficiency resulted in the restatement of the Company’s previously issued financial statements for the period ended September 30, 2005. In addition, this control deficiency could result in a misstatement of cash flows that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Changes in Internal Control Over Financial Reporting
The Company has implemented enhanced procedures to properly prepare its financial statements, specifically the condensed consolidated statement of cash flow. These procedures include additional reviews of data provided by decentralized accounting personnel and more formal quarterly reporting packages. Management believes that, after giving effect to these additional controls, the Company’s internal control environment will be effective, however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management will continue to monitor and assess its remediation activities to ensure that the material weakness discussed above will be remediated.
Other than as described above, there have been no changes in our internal control over financial reporting, as such terms is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 22, 2005	By /s/Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: November 22, 2005	By /s/Richard R. George

Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: November 22, 2005	By /s/Gary L. Smith

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