Form 10-Q/A
period 2005-09-30
ANDERSONS INC
filed 2006-02-21
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
     This Amendment No. 2 on form 10-Q/A for the quarter ended September 30, 2005 is being filed to revise exhibit 31.3 to correct the inadvertent omission of item b) of paragraph 5. This Amendment No. 2 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revisions do not affect the remaining information set forth in the Report, the remaining portion of which, have not been amended.

2

Item 6. Exhibits
Signatures
Exhibit Index The Andersons, Inc.
Exhibit 31.1 302 Certification for President and CEO
Exhibit 31.2 302 Certification for Vice President and CIO
Exhibit 31.3 302 Certification for Finance and Treasurer
Exhibit 32.1 906 Certification for CEO, CIO, Vice President

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

THE ANDERSONS, INC. (Registrant)
Date: February 21, 2006	By /s/Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: February 21, 2006	By /s/Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: February 21, 2006	By /s/Gary L. Smith
Gary L. Smith
Vice President, Finance and Treasurer (Principal Financial Officer)

3

Exhibit Index
The Andersons, Inc.

No.	Description
31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Section 1350 Certifications

4