Form 10-K
period 2005-12-31
ANDERSONS INC
filed 2006-03-14
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1562374 (I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)
Registrant’s telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $218.8 million on June 30, 2005, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq National Market.
     The registrant had 7.6 million Common shares outstanding, no par value, at February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2006, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 2006.

PART I
Item 1. Business
(a) General development of business
The Andersons, Inc. (the “Company”) is a diversified corporation that began operations as a partnership in 1947. The Company is organized into four business segments. The Agriculture Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois, invests in and provides management services for ethanol production facilities, manufactures and sells dry and liquid agricultural nutrients, distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers and formulates anti-icers for road and runway use. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Turf & Specialty Group (formerly the Processing Group) manufactures turf and ornamental plant fertilizer and control products for lawn and garden use, professional golf and landscaping industries and corncob-based products for use in various industries. The Retail Group operates six large retail stores, and a distribution center in Ohio.
(b) Financial information about business segments
See Note 14 to the consolidated financial statements in Item 8 for information regarding business segments.

(c) Narrative description of business
Agriculture Group
The Agriculture Group operates grain elevators, plant nutrient formulation and distribution facilities and farm centers. This Group also has invests in and provides management services for ethanol production facilities.
The Company’s grain operations involve merchandising grain and operating terminal grain elevator facilities. This includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Company as well as grain owned by others, and selling grain. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. The Company’s grain storage practical capacity was approximately 81.3 million bushels at December 31, 2005.
Grain merchandised by the Company is grown in the Midwestern portion of the United States (the eastern corn-belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and possibly rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”) quotations. The Company competes for the purchase of grain with grain processors, regional cooperatives and animal feed operations, as well as with other grain merchandisers. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large, national and international companies that maintain regional grain purchase and storage facilities. Some of these competitors are significantly larger than the Company.
In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These agreements cover 41%, or approximately 33.1 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2003 for an additional five years. Grain sales to Cargill totaled $132.0 million in 2005, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement. If the Marketing Agreement was not in place for the Maumee and Toledo locations, it is likely that Cargill would still purchase grain from the Company at these locations either for consumption in their processing facilities or to market to other end users. There were no sales to any other customer in excess of 10% of consolidated net sales.
On July 1, 2005, two explosions and a resulting fire occurred at the Maumee river facility in Toledo, Ohio leased from Cargill. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility was insured by the Company for full replacement cost on the property, inventory and business interruption with a total deductible of $0.25 million. The Company is continuing to reclaim grain, perform site clean-up, conduct necessary demolition and has begun the repair and reconstruction of the facility. The Company anticipates insurance recoveries for property damage, business interruption and extra expenses incurred. The majority of these insurance proceeds will not be available to the Company until 2006, while business losses were partially incurred in 2005. As of December 31, 2005, the Company’s costs of $2.9 million related to clean up and emergency expenses and $0.8 million in inventory losses (after deductible) have been funded by the insurance company with a $2 million advance.
Approximately 81% of the grain bushels sold by the Company in 2005 were purchased by U.S. grain processors and feeders, and approximately 19% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
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
The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2006 approximated 94.2 million, the majority of which is scheduled to be delivered to the Company for the 2005 and 2006 crop years (i.e., through September 2007). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The Company’s loan agreements also require it to be substantially hedged in its grain transactions.
In January 2003, the Company became a minority investor in Lansing Grain Company LLC, which was formed in late 2002, with the contribution of substantially all the assets of Lansing Grain Company, an established grain trading business with offices in Michigan, Minnesota and Kansas. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions. The Company holds an option to increase its investment in each of 2007 through 2008 with the potential of becoming the majority holder in 2008. In the first quarter of 2006, the Company made an additional investment to increase its ownership from approximately 29.0% to 36.1%.
In the first quarter of 2005, the Company invested $1 million in Iroquois Bio-Energy Company, LLC, an Ethanol plant which began construction this year in Rensselaer, Indiana. An additional $1 million was invested in the fourth quarter of 2005 to increase its ownership to 7.9%. The Company will also act as the corn originator and risk manager for this facility.

In September 2005, the Company invested approximately $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC which began construction on a 55 million gallon-per-year ethanol production facility adjacent to the Company’s Albion, Michigan grain facility. The Company plans to lease the grain elevator facility to the LLC upon completion, operate the ethanol facility under a management contract and provide origination, marketing and risk management services also under contracts with the LLC.
In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC which is constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. Upon completion, the Company will operate the ethanol facility under a management agreement contract and provide origination, marketing and risk management services also under contracts with the LLC. The Company is continuing its investigation into other possible opportunities in the ethanol industry and may increase its involvement through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities.
If the projected growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and ethanol and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations. We also believe that the increase in demand for corn to serve the growing ethanol industry may force a reduction in the plantings of other crops, which would positively impact the Plant Nutrients division by increasing demand for nitrogen, phosphates and potassium. The growth of corn is more dependent on these fertilizer products than soybeans or wheat.
The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Competition is based primarily on price, service and reliability. Some of the Company’s competitors are also its customers and many of its competitors have substantially greater financial resources than the Company.
Grain sales make up approximately 70% of the total sales in the Agriculture Group. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels sold are done so under forward contracts.
The Company’s plant nutrient operations involve purchasing, storing, formulating and selling dry and liquid fertilizer to dealers and farmers; providing warehousing and services to manufacturers and customers; formulating liquid anti-icers and deicers for use on roads and runways; and distributing seeds and various farm supplies. Finally, the division has developed several other products for use in industrial applications within the energy and paper industries. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash, all of which are readily available, although from a decreasing number of suppliers.
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
Storage capacity at the Company’s fertilizer facilities, including its seven farm centers, was approximately 13.9 million cubic feet for dry fertilizers and approximately 35.8 million gallons for liquid fertilizers at December 31, 2005. The Company reserves 6.5 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 16.8 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.
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
Sales of grain (corn, soybeans, wheat and oats) and merchandising revenues totaled $628.0 million, $664.6 million and $696.6 million in 2005, 2004 and 2003 respectively. Sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) to dealers and related merchandising revenues totaled $231.9 million, $198.7 million and $157.8 million in 2005, 2004 and 2003, respectively. Sales of fertilizer, chemicals, seeds and supplies to farmers and related merchandising revenues totaled $39.5 million, $37.9 million and $36.8 million in 2005, 2004 and 2003, respectively.
Rail Group
The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. A large portion of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries.
Of the 19,363 railcars and 96 locomotives that the Company managed at December 31, 2005, 11,224 units or 58%, were included on the balance sheet, primarily as long-lived assets. The remaining 8,161 railcars and 74 locomotives are either in off-balance sheet operating leases or non-recourse arrangements. The Company also managed approximately 797 railcars for third party investors or consumers at December 31, 2005. We are under contract to provide maintenance services for 19,164 of the railcars that we own or manage.
The risk management philosophy of the Company includes match-funding of lease commitments where possible and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms between the lease with the customer and the funding arrangement with the financial intermediary for cars where the Company is both lessor and lessee. The 2004 investment in TOP CAT Holding Company, a Limited Liability Company which is a wholly owned subsidiary of the Company, was not match-funded. Other 2005 non-recourse borrowings where railcars serve as the sole collateral for debt are also not match-funded as the terms of the debt are generally longer than the current lease terms. Generally, the Company completes non-recourse lease or debt transactions whenever possible to minimize credit risk.
Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.
The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars ) and locomotives and also serves a diversified customer base. The Company plans to continue to diversify its fleet both in car types and industries and to expand its fleet in 2006 through portfolio acquisition and open market purchases, which could include both owned and managed railcars and locomotives.
The Company operates in the used car market – purchasing used cars and repairing and refurbishing them for specific markets and customers. The recent increase in demand for railcars has allowed the Company to place new leases or renew existing leases at higher rates and for longer terms. Additionally, two of the Company’s railcar repair shops located in Maumee, Ohio and Darlington, South Carolina, continue to operate at high capacity doing both repair and reconfiguration work. The Company outsources all of its locomotive and a large part of its railcar maintenance needs. In April 2005, the Company opened a third railcar repair shop in Bay St. Louis, Mississippi. In late August 2005, the shop was damaged as a result of Hurricane Katrina. The value of property damaged was minimal, however business was interrupted for some time. The hurricane also impacted the Rail Marketing operation by there being two lessees in the area unable to receive railcars from us as well as some of their leased railcars being damaged. The estimated losses are not expected to be material. Currently this facility is repairing cars damaged by Hurricane Katrina.
Lease revenues and railcar sales in the Company’s railcar marketing business were $81.9 million, $53.9 million and $30.5 million for 2005, 2004 and 2003 respectively. Sales in the railcar repair and fabrications shops were $10.1 million, $5.4 million and $4.7 million for 2005, 2004 and 2003, respectively.
Turf & Specialty Group
The Turf & Specialty Group, formerly the Processing Group, produces and markets turf and ornamental plant fertilizer and control products. It also produces and distributes corncob-based products to the chemical carrier, pet and industrial markets.
Professional turf products are sold both directly and through distributors to golf courses under The Andersons Golf ProductsTM label and lawn service applicators. The Company also sells consumer fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products in its industrial line of business. In an industrial arrangement, the Company is not responsible for direct marketing support of the mass merchandiser. Margins on industrial tons are, therefore, lower than margins on consumer tons.
The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer turf products. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company’s Plant Nutrient division. Competition is based principally on merchandising ability, logistics, service, quality and technology.
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
Sales of turf and ornamental plant fertilizer and control products totaled $110.1 million, $116.9 million and $123.5 million in 2005, 2004 and 2003, respectively.
The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.
Sales of corncob and related products totaled $12.4 million, $10.9 million and $10.5 million in 2005, 2004 and 2003, respectively.

During the third quarter of 2005, the Company announced a restructuring of the Turf & Specialty Group. The Turf & Specialty Group was re-focused on the professional lawn market and on areas where value can be added in the consumer and industrial markets. Corncob milling was also consolidated into one facility. Costs of this restructuring expensed in 2005 were $1.2 million. Also during the third quarter of 2005, a steel cob tank caught fire. No one was injured, however, estimated damage to the property and inventory is $0.6 million. It is unknown to what extent this loss will be covered by the Company’s insurance policy which carries a deductible of $0.25 million.
Retail Group
The Company’s Retail Group consists of six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is “MORE FOR YOUR HOME”® and includes a full line of home center products plus a wide array of other items not available at the more traditional home center stores. In addition to hardware, home remodeling and lawn and garden products, The Andersons stores offer housewares, automotive products, sporting goods, pet products, bath soft goods and food (bakery, deli, produce, wine and specialty groceries). In 2005, the Company opened a meat market in its fifth store. These meat markets are operated by a third party and the Company earns a percentage commission on each sale. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.
The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores. Many of these competitors have substantially greater financial resources and purchasing power than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring in the spring and during the Christmas season.
The Company also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores.
Sales of retail merchandise including commissions on third party sales totaled $182.8 million, $178.7 million and $178.6 million in 2005, 2004 and 2003, respectively.
Research and Development
The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty and Agriculture Groups. The Company expended approximately $635,000 on research and development activities during 2005 and $650,000 in each of 2004 and 2003.

Employees
At December 31, 2005 the Company had 1,208 full-time and 1,542 part-time or seasonal employees. The Company believes its relations with its employees are good.
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
The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, which include acreage control and price support programs of the USDA. For our investments in ethanol production facilities, the U.S. Government provides incentives to the ethanol blender and also has mandated certain volumes of ethanol to be produced. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.
The U.S. Food and Drug Administration has developed bioterrorism prevention regulations for food facilities, which require that we register our grain operations with the FDA, provide prior notice of any imports of food or other agricultural commodities coming into the United States and maintain records to be made available upon request that identifies the immediate previous sources and immediate subsequent recipients of our grain commodities.
The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $1.6 million, $1.5 million and $1.4 million in order to comply with these regulations in 2005, 2004 and 2003, respectively.

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-K and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Form 10-K.
Adverse changes to the general economic climate can impact our business.
Our business is subject to economic conditions that may fluctuate in the markets in which we operate. Factors that could cause economic conditions to fluctuate include recession, inflation, changes in consumer purchasing power and preferences.
Problems with our product and service quality or performance may adversely affect our reputation.
Problems with our product and service quality, our product performance, or accusations of illegality, even if unfounded, could cause our reputation as a company to become damaged and prevent us from achieving increased sales and market share as well as affect the price of our common stock.
Our business depends on our effective and efficient use of information technology.
Our business depends on our effective and efficient use of information technology. We expect to continually invest in updating and expanding our technology, however, a disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data and could severely affect our ability to conduct normal business operations.
We may not be able to maintain sufficient insurance coverage.
Our business operations entail a number of risks including property damage, business interruption and liability coverage. We maintain insurance for certain of these risks including property insurance, worker’s compensation insurance, general liability and other insurance. Although we believe our insurance coverage is adequate for our current operations, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, although our insurance is designed to protect us against losses attributable to certain events, coverage may not be adequate to cover all such losses.
National and international political developments may subject our business to additional risks and costs.
National and international political developments subject our business to a variety of security risks including bio-terrorism, and other terrorist threats to data security and physical loss to our facilities. In order to protect ourselves against these risks, we may need to incur significant costs and we need to make sure that we are current with new government legislation and regulatory actions affecting us. Finally, no level of regulatory compliance can guaranty that security threats will never occur.
Our business involves significant safety risks.
Due to the nature of some of the businesses in which we operate, we are exposed to significant safety risks such as grain dust explosions, malfunction of equipment and chemical spills/run-off. If one of our elevators were to experience a grain dust explosion or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk. In addition, if we were to experience a catastrophic failure of a storage facility at one of our Plant Nutrient or Turf & Specialty facilities, it could harm not only our employees but the environment as well and could subject us to significant costs.
Many of our sales are executed on credit and failure on our part to properly investigate the credit history of our customers or a deterioration in economic conditions may adversely impact our ability to collect on our accounts.
A significant amount of our sales are executed on credit and are unsecured. Extending sales on credit to new and existing customers requires an extensive review of the customer’s credit history. If we fail to do a proper and thorough credit check on our customers, delinquencies may rise to unexpected levels. If economic conditions deteriorate, the ability of our customers to pay current obligations when due may be adversely impacted and we may experience an increase in delinquent and uncollectible accounts.
Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial, risk management and administrative skills that are critical to the operation of our business. In addition, the market for employees with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.
Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.
We are dependent on a significant amount of debt to fund our operations and contractual commitments. Our indebtedness could interfere with our ability to operate our business. For example, it could:
•	Increase our vulnerability to general adverse economic and industry conditions;

•	Limit our ability to obtain additional financing which could impact our ability to fund future working capital, capital expenditures and other general needs as well as limit our flexibility in planning for or reacting to changes in our business and restrict us from making strategic acquisitions, investing in new products or capital assets and taking advantage of business opportunities;

•	Require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness which would reduce the cash flows available for other areas; and

•	Place us at a competitive disadvantage compared to our competitors with less debt.
Our peak borrowing occurs in the spring (and to a lesser degree, the fall) due to seasonal inventory requirements in the nutrient and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. If cash on hand is insufficient to pay our obligations as they come due at a time when we are unable to draw on our credit facility, it could have an effect on our ability to conduct our business.
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Certain of our long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. Our ability to satisfy these provisions can be affected by events beyond our control. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.
Our business is affected by the supply and demand of commodities, and adverse price movements can depress our results of operations.
Our Agriculture Group buys, sells and holds inventories of various commodities, some of which are readily traded on commodity futures exchanges. Our Turf & Specialty Group uses some of these same commodities as base raw materials in its lawn fertilizer. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures due to rapidly rising futures market prices. Changes in the supply and demand of these commodities can also affect the value of inventories that we hold as well as the price of raw materials for our Plant Nutrient division and Turf & Specialty Group. We hedge the majority of our grain inventory positions with derivative instruments to manage risk associated with commodity price changes, including purchase and sale contracts. However, we are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk, and there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are trying to manage. This can happen when the derivative and the hedged item are not perfectly matched. Our grain division derivatives, for example, do not hedge the basis pricing component of our grain inventory and contracts. Basis is the difference between the cash price of a commodity in our facility and the nearest exchange-traded futures price. Differences can represent time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant unfavorable basis moves on a grain position as large as ours can significantly impact profitability of both the Agriculture Group and the Company. In our business, we buy and sell commodity derivatives on registered and non-registered exchanges. These derivatives are subject to margin calls and if there is a significant movement in the derivatives market, it could cause us to incur a significant amount of liabilities and impact our liquidity. We generally do not hedge non-grain commodities. We cannot assure you that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse affect on our business and results of operations.
We handle potentially hazardous materials and environmental risks related to those materials can increase the cost of operating our business or subject us to significant costs and liabilities.
A significant part of our operations are regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. We cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. We are also exposed to residual risk because some of the facilities and land which we have acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.
Many or our businesses operate in highly regulated industries, and changes in government or trade association policy can adversely affect our business.
Many or our businesses are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Failure to comply with such regulations can result in additional costs, fines or criminal action.
In our Agricultural Group, agricultural production and trade flows are affected by government actions. Production levels, markets and prices of the grains we merchandise are affected by US government programs, which include acreage control and price support programs of the USDA. In addition, grain sold by us must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos. In addition, the development of the ethanol industry in which we have invested has been driven by US governmental programs that provide incentives to ethanol producers. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact our ability to buy grain in our market region. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities.
Our Rail Group is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.
Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products using potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. Regulations governing the use and registration of these materials have in the past required us to adjust the raw material content of our products and make formulation changes, and future regulatory changes may have similar consequences.
Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals and would, in turn, result in a loss of revenue, cause our inventory to become obsolete and could bring about the potential for lawsuits against us.
Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and/or cause our financial results to suffer.
We face increasing competition and pricing pressure from other companies in our industries, and if we are unable to compete effectively with these companies, our sales and profitability could be adversely affected.
The markets for our products are highly competitive. In the grain industry, we compete with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. While we have substantial operations in the eastern corn-belt, many of our competitors are significantly larger and compete in wider markets. In the plant nutrients business, we compete with regional cooperatives, manufacturers, wholesalers and multi-state retail/wholesalers. Many of these competitors have considerably larger resources than us. Our Rail Group is subject to competition in its rail leasing business where we compete with larger entities that have greater financial resources, higher credit ratings and access to capital at a lower cost. These factors may enable competitors to offer leases and loans to customers at lower rates than we are able to provide. Our Turf & Specialty Group competes with other manufacturers of lawn fertilizer and corn-cob processors and our retail business competes with a variety of retailers, primarily mass merchandisers and do-it-yourself home centers in its three markets. The principle competitive factors in the retail business are location, quality of product, price, service, reputation and breadth of selection. Some of these competitors are larger than us, have greater purchasing power and operate more stores in a wider geographical area. Competitive pressures in all of our businesses could affect price or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.
Our business can be adversely affected by seasonality and weather conditions.
Many of our operations are dependent on weather conditions. The success of our Agriculture Group, for example, is highly dependent on the weather in the eastern corn belt (Ohio, Michigan, Indiana and Illinois), primarily during the spring planting season and through the summer (wheat) and fall (corn and soybean) harvests. Additionally, wet and cold conditions during the spring adversely affects the application of fertilizer and other products to golf course and other consumers which could decrease demand in our Turf & Specialty Group. These same weather conditions also adversely affect purchases of lawn and garden products in our Retail Group which generates a significant amount of their sales from these products during the spring season.
Disruptions in available transportation channels may interrupt our operations and adversely affect our business.
If there were a disruption in available transportation due to natural disaster, strike or other factors, we may be unable to get inventory to our facilities or product to our customers. This could disrupt our operations and cause us to be unable to meet our customers’ demands.
We have limited production and storage facilities for our products.
In our Turf & Specialty Group, we currently have only one production facility for our cob based products. Within our Retail Group, we have only one warehouse which stores all of our retail merchandise inventory. Any event or occurrence impacting these facilities could cause major disruption to our business operations. Additionally, our Agriculture Group is dependent on grain elevator and nutrient storage capacity. The loss of use of one of our larger storage facilities could cause a major disruption to our agriculture business operations.
We rely on a limited number of suppliers for certain of our raw materials and other products and the loss of one or several of these suppliers could have a material adverse effect on our business.
We rely on a limited number of suppliers for certain of our raw materials and other products. If we were unable to obtain these raw materials and products from our current vendors, or if there were significant increases in our supplier’s prices, it could have the impact of disrupting operations due to lack of available raw materials or significantly increasing our costs which could cause us to be unable to sell our products at a reasonable margin.

We are required to carry significant amounts of inventory across all of our businesses.
We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our business. For example, within our grain business, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, it could decrease the value of our inventory significantly.
In our plant nutrients business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the perception held by the producer of demand for production. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value.
Within our rail business, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. A significant portion of our rail fleet is composed of older railcars.
In our Turf & Specialty Group, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.
We have made significant investments in the ethanol business, and any decline in the value of a market for ethanol could have a material adverse affect on our business.
We have recently invested in two joint ventures involved in the production of ethanol. In February 2006, we invested in a third joint venture involved in the ethanol business. These are new investments for us in a line of business in which we have limited experience. The ethanol business is impacted by government regulation, the price of corn and the price of natural gas as there is a significant amount of this product required in the production process. If natural gas prices continue to rise, it could have an impact on profitability. The demand for ethanol is driven in large part by factors beyond our control including unleaded gas prices, government regulations and incentives and other alternative sources of fuel. The U.S. Government provides incentives to the ethanol blender and also has mandated certain volumes of ethanol to be produced. The price at which we can sell ethanol depends in great measure upon the price of unleaded gasoline while the cost of producing ethanol depends upon the price of corn and natural gas. Because the costs of production may have very little direct relationship to our ability to demand a price, the ethanol industry poses inherent risks. If there were significant changes in any of these factors, it could adversely affect the demand and profitability of ethanol which could cause our investments in these joint ventures to become impaired.
The construction of ethanol plants in our market region is also causing our grain division to have to compete for available corn. Ethanol requires a significant number of bushels of corn for its production and if corn were to become unavailable to us, it would impact the dynamics of our entire grain business.
Our investments in joint ventures are subject to risks beyond our control.
We currently have investments in five joint ventures. By operating a business through a joint venture arrangement, we have less control over operating decisions than if we were to own the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors who may not always be in agreement with our ideas.
A significant portion of our business operates in the railroad industry, which is subject to unique, industry specific risks.
We are subject to risks associated with the demands and restrictions of the Class 1 railroads, a group of privately owned rail companies owning a high percentage of the existing rail lines. The railroads exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require railcar improvements to carry higher load limits. Also, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure could adversely impact our business by causing increased competition and creating an over supply of railcars.
In addition, our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives, however a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type.
Our rail business relies upon customers continuing to lease rather that purchase railcar assets and a shift from leasing to purchase could adversely impact or business.
The Rail Group relies upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into the customer’s decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations and operational flexibility. We have no control over these external considerations and changes in these factors could negatively impact demand for our leasing products. Profitability is largely dependent on the ability to maintain railcars on lease (utilization) at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates including an economic downturn causing reduced demand or oversupply in the markets in which the company operates, changes in customer behavior, or any other changes in supply or demand.
A portion of our railcar leases are not match funded.
Match funding (in relation to rail lease transactions) means matching terms between the lease with the customer and the funding arrangement with the financial intermediary. This is not always possible. We are exposed to risk to the extent that the lease terms do not perfectly match the funding terms, leading to non-income generating assets if a replacement lessee cannot be found.
Our future operating results may not meet expectations.
Our business consists of four very diverse and complex operating segments. As a result of this as well as any of the other risk factors mentioned previously, our quarterly revenues and operating results for a particular period are sometimes difficult to predict. Our operating results may differ from previous periods and may not meet current expectations. Material differences from expectation or previous periods could subject the market price of our stock to volatility.
Compliance with U.S. generally accepted accounting principles requires the use of estimates and assumptions which can differ from actual results.
The process of preparing financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the carrying values of our assets and liabilities as well as the recognition of revenues and expenses. There is a risk that actual amounts could differ from such estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts receivable, inventory reserves, carrying values of long-lived assets, liabilities for litigation and claims, liabilities for self-insurance, liabilities for deferred taxes and pension liabilities.
Compliance with the internal controls requirements of the Sarbanes-Oxley Act may not detect all errors or omissions.
Effective internal controls are necessary to provide reliable financial reports and help reduce the likelihood of fraud, theft and other illegal acts. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent registered public accounting firm attesting to our evaluation as well as issuing their own opinion on our internal controls over financial reporting. If we fail to maintain adequate internal controls over financial reporting, it could not only adversely impact our financial results but also cause us to fail to meet our reporting obligations. Although management has concluded that adequate internal control procedures are in place, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk remains that our internal controls may not detect all errors or omissions in the financial statements or be able to detect all instances of fraud or illegal acts. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.
Changes in accounting rules can affect our financial position and results of operations.
We have a significant amount of assets (railcars and related leases) and liabilities (pension and postretirement benefits) that are off-balance sheet. If generally accepted accounting principles were to change to require that these items be reported in the financial statements, it would cause us to record a significant amount of assets and liabilities on our balance sheet that we, up to this point, have not had to do, which could have a negative impact on our debt covenants. The FASB currently has a project on their agenda that, if adopted, would require the recognition of the overfunded and underfunded status of defined benefit postretirement plans as an asset or a liability on the balance sheet.
Our pension and postretirement benefit plans are subject to changes in assumptions which could have a significant impact on the necessary cash flows needed to fund these plans and introduce volatility into the annual expense for these plans.
Our Company, like most companies, continues to be impacted by the rising cost of pension and other post-retirement benefits. We may be required to make cash contributions to the extent necessary to comply with minimum funding requirements under applicable law. These cash flows are dependent on various assumptions used to calculate such amounts including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could have a significant impact on these estimates. Subsequent to December 31, 2005, the Company amended its defined benefit pension plans effective January 1, 2007. The provisions of this amendment include freezing benefits for the retail line of business employees as of December 31, 2006, freezing benefits for the non-retail line of business employees at December 31, 2006 with future benefits to be calculated using a new career average formula and in the case of all employees, compensation for the years 2007-2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.
The Company’s postretirement health care benefit plans are generally contributory and include a limit on the Company’s share for most retirees. The Company has tried to mitigate some of the risk associated with these plans by eliminating all retiree health care benefits for employees hired after January 1, 2003. In addition, the Company has limited its premium contribution for future years to the rates in effect at December 31, 2002 plus a 3% inflation factor per year after that date.

Item 2. Properties
The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all properties.
Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,942	4,500	2,878
Toledo, OH Port (4)	11,196	1,800	5,623
Metamora, OH	5,774	—	—
Toledo, OH (1)	983	—	—
Lyons, OH	350	—	—
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	37	349
Fremont, OH (2)	—	40	271
Fostoria, OH (2)	—	40	250
Champaign, IL	12,732	1,200	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,063	923	—
Clymers, IN (5)	4,716	—	—
Oakville, IN	3,450	—	—
Walton, IN (2)	—	435	8,690
Poneto, IN	—	10	5,750
Logansport, IN	—	83	3,652
Waterloo, IN (2)	—	992	1,656
Seymour, IN	—	720	943
North Manchester, IN (2)	—	25	211
Albion, MI (5)	2,552	—	—
White Pigeon, MI	2,703	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	457

	81,261	13,945	35,790

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 3,842-bushel capacity.

(4)	Due to explosion and resulting fire that occurred at the leased portion of this facility in the third quarter of 2005, current capacity has been reduced from the normal 5,900 bushels to 4,650.

(5)	Planned lease to ethanol production facilities under construction.

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.
The Plant Nutrient division’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Indiana; Walton, Indiana; and Poneto, Indiana locations also include liquid manufacturing facilities.
Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	131,000
Toledo Store	Toledo, OH	130,000
Woodville Store (1)	Northwood, OH	100,000
Lima Store (1)	Lima, OH	117,000
Sawmill Store	Columbus, OH	134,000
Brice Store	Columbus, OH	128,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility Leased
The leases for the two stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.0 million. The two store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental each of the last three years. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.
Other Properties
In its railcar business, the Company owns, leases or manages for financial institutions 96 locomotives and 19,363 railcars. Future minimum lease payments for the railcars and locomotives are $77.6 million with future minimum contractual lease and service income of approximately $169.0 million for all railcars, regardless of ownership. Lease terms range from one to eight years. The Company also operates railcar repair facilities in Maumee, Ohio; Darlington, South Carolina; and Bay St. Louis, Mississippi, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.
The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. A portion of the Maumee, Ohio facility was closed in late 2005 and milling operations consolidated in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.

The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,147 acres of land on which the above properties and facilities are located and approximately 306 acres of farmland and land held for sale or future use.
Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $60.9 million at December 31, 2005. Additionally, 8,345 railcars and 44 locomotives are held in bankruptcy-remote entities collateralizing $103.2 million of non-recourse debt at December 31, 2005. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2005, 2004 and 2003 amounted to $11.9 million, $16.8 million and $11.7 million, respectively. Additions to the Company’s railcar assets totaled $98.9 million, $127.7 million and $20.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These additions were offset by sales and financings of railcars of $69.1 million, $45.6 million and $16.7 million for the same periods. See Note 11 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted upon during the fourth quarter of fiscal 2005.
Item 4a. Executive Officers of the Registrant
The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and age (as of February 28, 2006) are presented below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Division, Agriculture Group	53	2000
	Vice President and General Manager, Plant Nutrient		1999
	Division, Agriculture Group

Daniel T. Anderson	President, Retail Group	50	1996

Michael J. Anderson	President and Chief Executive Officer	54	1999
	President and Chief Operating Officer		1996

Thomas Waggoner	President, Turf & Specialty Group	51	2005
	Vice President, Sales & Marketing, Turf & Specialty
	Group		2002
	Director of Supply Chain/Consumer & Industrial Sales,
	Turf & Specialty Group		2001
	Director of Supply Chain, Turf & Specialty Group		2000

Naran U. Burchinow	Vice President, General Counsel and Secretary	52	2005
	Formerly Operations Counsel, GE Commercial
	Distribution Finance Corporate		2003
	Formerly General Counsel, ITT Commercial Finance
	Corporation and Deutsche Financial Services		1993

Dale W. Fallat	Vice President, Corporate Services	61	1992

Philip C. Fox	Vice President, Corporate Planning	63	1996

Charles E. Gallagher	Vice President, Human Resources	64	1996

Richard R. George	Vice President, Controller and CIO	56	2002
	Vice President and Controller		1996

Harold M. Reed	President, Grain Division	49	2000
	Vice President and General Manager, Grain Division,		1999
	Agriculture Group

Rasesh H. Shah	President, Rail Group	51	1999

Gary L. Smith	Vice President, Finance and Treasurer	60	1996

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq National Market under the symbol “ANDE.” On February 28, 2006, the closing price for the Company’s Common Shares was $56.25 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for its four quarters in each of 2005 and 2004.

	2005		2004
Quarter Ended	High	Low	High	Low

March 31	$33.31	$23.14	$20.00	$15.50
June 30	36.60	26.44	19.75	16.08
September 30	42.33	27.50	21.30	16.45
December 31	44.82	26.50	26.29	20.01
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone 312-588-4991.
Shareholders
At February 28, 2006, there were 7.6 million common shares outstanding: 747 shareholders of record and approximately 2,700 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 38 consecutive quarterly dividends since the end of 1996, its first year of trading. The Company paid $0.075 per common share for the dividends paid in January, April and July, 2004, $0.08 per common share for the dividends paid in October 2004 and January and April 2005 and $0.085 per common share for the dividends paid in July and October 2005 and January 2006. On February 27, 2006, the Company announced a dividend of $0.09 per common share to be paid on April 24, 2006 to shareholders of record on April 3, 2006.
The Company’s objective is to pay a quarterly cash dividend, however, dividends are subject to Board of Director approval and loan covenant restrictions.

Equity Plans
The following table gives information as of December 31, 2005 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

Equity Compensation Plan Information
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	734,446 (1)	$18.28	682,488 (2)

(1)	This number includes options (697,433), performance share units (16,760) and restricted shares (20,253) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 272,309 Common Shares available to be purchased under the Employee Share Purchase Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of common stock during 2005. The Company’s Board of Directors approved the repurchase of 2.8 million shares for use in employee, officer and director stock purchase and stock compensation plans. Since the beginning of this repurchase program in 1996, the Company has purchased 2.1 million shares in the open market.
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2005 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)
	For the years ended December 31
	2005	2004	2003	2002	2001

Operating results
Grain sales and revenues	$627,958	$664,565	$696,615	$577,686	$471,625
Fertilizer, retail & other sales	668,694	602,367	542,390	492,580	504,408

Total sales & revenues	1,296,652	1,266,932	1,239,005	1,070,266	976,033
Gross profit — grain	50,159	52,680	41,783	47,348	52,029
Gross profit — fertilizer, retail & other	147,987	136,419	122,311	115,753	108,722

Total gross profit	198,146	189,099	164,094	163,101	160,751
Other income / gains (a)	4,683	4,973	4,701	3,728	3,846
Equity in earnings (losses) of affiliates	2,321	1,471	347	13	(5)
Pretax income	39,312	30,103	17,965	16,002	11,931
Income before cumulative effect of change in accounting principle	26,087	19,144	11,701	10,764	9,042
Cumulative effect of change in accounting principle (net of tax)	—	—	—	3,480	(185)
Net income	26,087	19,144	11,701	14,244	8,857

Financial position
Total assets	634,144	573,598	493,292	469,780	458,718
Working capital	96,219	102,170	86,871	80,044	73,608
Long-term debt (b)	79,329	89,803	82,127	84,272	91,316
Long-term debt, non-recourse (b)	88,714	64,343	—	—	—
Shareholders’ equity	158,833	133,876	115,791	105,765	94,934

Cash flows / liquidity
Cash flows from operations	37,880	62,492	44,093	23,249	(6,108)
Depreciation and amortization	22,888	21,435	15,139	14,314	14,264
Cash invested in acquisitions / investments in affiliates	16,005	85,753	1,182	—	—
Investments in property, plant & equipment	11,927	13,201	11,749	9,834	9,155
Net investment in (sale of) railcars (c)	29,810	(90)	3,788	(7,782)	6,414
EBITDA (d)	74,279	62,083	41,152	40,128	37,765
Per share data:
Net income — basic	3.52	2.64	1.64	1.96	1.22
Net income — diluted	3.39	2.55	1.59	1.92	1.21
Dividends paid	0.33	0.305	0.28	0.26	0.26
Year-end market value	43.08	25.50	15.97	12.70	10.00

Ratios and other data
Pretax return on beginning equity	29.4%	26.0%	17.0%	16.9%	13.3%
Net income return on beginning equity	19.5%	16.5%	11.1%	15.0%	9.9%

Funded long-term debt to equity ratio (e)	0.5-to-1	0.7-to-1	0.7-to-1	0.8-to-1	1.0-to-1
Weighted average shares outstanding (000’s)	7,421	7,246	7,141	7,283	7,281
Effective tax rate	33.6%	36.4%	34.9%	32.7%	24.2%

Note: Prior years have been revised to conform to the 2005 presentation; these changes did not impact net income.

(a)	Includes gains of $0.3 million in each of 2002 and 2001 for insurance settlements received.

(b)	Excludes current portion of long-term debt.

(c)	Represents the net of purchases of railcars offset by proceeds on sales of railcars. In 2004 and 2002, proceeds exceeded purchases. In 2004, cars acquired as described in Note 3 to the consolidated financial statements have been excluded from this number.

(d)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information for investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(e)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” Does not include non-recourse debt.

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our cash flow provided by operating activities.

(in thousands)	For the years ended December 31
	2005	2004	2003	2002	2001

Income before cumulative effect of change in accounting principle	$26,087	$19,144	$11,701	$10,764	$9,042
Add:
Provision for income taxes	13,225	10,959	6,264	5,238	2,889
Interest expense	12,079	10,545	8,048	9,812	11,570
Depreciation and amortization	22,888	21,435	15,139	14,314	14,264

EBITDA	74,279	62,083	41,152	40,128	37,765

Add/(subtract):
Provision for income taxes	(13,225)	(10,959)	(6,264)	(5,238)	(2,889)
Interest expense	(12,079)	(10,545)	(8,048)	(9,812)	(11,570)
Gain on insurance settlements	—	—	—	(302)	(338)
(Gain) loss on disposal of property, plant & equipment and business	540	(431)	(273)	(406)	(336)
Realized & unrealized gains (losses) on railcars & related leases	(7,682)	(3,127)	(2,146)	(179)	1,172
Deferred income taxes	1,964	3,184	382	1,432	(539)
Changes in working capital, unremitted earnings of affiliates & other	(5,917)	22,287	19,290	(2,374)	(29,373)

Net cash provided by / (used in) operations	$37,880	$62,492	$44,093	$23,249	$(6,108)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply and demand of commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; interest rates; and income taxes. See a more complete discussion of risk factors in Item 1A, “Risk Factors.”
Critical Accounting Policies and Estimates
The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical, as these policies are important to the depiction of the Company’s financial statements and/or require significant or complex judgment by management. Note 2 to the consolidated financial statements more fully describes our significant accounting policies, however, following are those accounting policies that management considers most critical to the Company’s financial statements.
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
Grain inventories contain valuation reserves established to recognize the difference in quality and value between contractual grades and the actual quality grades of inventory held by the Company. These quality reserves also require management to exercise judgment.
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
Impairment of Long-Lived Assets The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 5 to the Company’s consolidated financial statements in Item 8) that it acquired in various business combinations. Whenever changing conditions warrant, we review the fair value of the tangible and intangible assets that may be impacted. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future undiscounted cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.
Employee Benefit Plans The Company provides substantially all full-time employees with pension benefits and full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The Company uses third-party specialists to assist management in measuring the expense and funded status of these employee benefit plans. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and then the Company could recognize different amounts of expense over future periods. Subsequent December 31, 2005, the Company amended its defined benefit pension plans effective January 1, 2007. The provisions of this amendment include freezing benefits for the retail line of business employees as of December 31, 2006, modifying the calculation of benefits for the non-retail line of business employees as of December 31, 2006 with future benefits to be calculated using a new career average formula and in the case of all employees, compensation for the years 2007-2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.
Certain accounting guidance, including the guidance applicable to pensions and postretirement benefits does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in Note 12 to the Company’s consolidated financial statements in Item 8. At December 31, 2005, we had an unrecognized loss related to our pension plans of $24.7 million compared to an unrecognized loss of $16.7 million at December 31, 2004. For the postretirement benefit plans, our December 31, 2005 unrecognized loss was $12.9 million as compared to an unrecognized loss of $17.0 million at December 31, 2004. A portion of the December 31, 2005 unrecognized loss for both pension and postretirement benefits will be amortized into earnings in 2006. The effect on years after 2006 will depend in large part on the actual experience of the plans in 2006 and beyond. In 2005, benefits expense included $1.4 million and $0.7 million of amortization of the unrecognized loss existing at December 31, 2004 for the pension and postretirement plans, respectively.
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
Leasing activities The Company accounts for its leasing activity in accordance with FASB Statement No. 13, as amended, and related pronouncements. The Company’s Rail Group leases and manages railcars for third parties and leases railcars for internal use. Most leases to Rail Group customers are structured as operating leases. Railcars leased by the Company to its customers are either owned by the Company, leased from financial intermediaries under operating leases or leased from financial intermediaries under capital leases. The leases from financial intermediaries are generally structured as sale-

leaseback transactions. Lease income and lease expense are recognized on a straight-line basis over the term of the lease for most leases.
As part of the railcar acquisition of railroad rolling stock and leasing assets from Progress Energy and subsidiaries described in Note 3 to the consolidated financial statements in Item 8, the Company acquired some existing leases where the monthly lease fee is contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $10.5 million in 2005 and $8.4 million in 2004.
The Company periodically finances some of its railcars through leases with a financial intermediary, the terms of which require the Company to capitalize the assets and record the net present value of the lease obligation on its balance sheet as a long-term borrowing. There are no gains or losses on these financing transactions. The obligation is included with the Company’s long-term debt as described in Note 8 to the consolidated financial statements. Railcars under these leases are being depreciated to their residual value over the term of the lease.
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
New Accounting Standards In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This standard provides guidance on the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably assured. This standard is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted this standard for its fiscal year ending December 31, 2005. This standard does not have a material impact to the Company’s financial statements.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3.” This standard requires retrospective application to prior period financial statements for changes in accounting principles. This standard also provides guidance on reporting the correction of an error by requiring the restatement of previously issued financial statements. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting this new standard beginning January 1, 2006. This standard will not have a material impact to the Company’s financial statements.
In December 2004, the FASB issued Statement No. 123R (Revised 2004), ”Share-Based Payment.” This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. On April 14, 2005, the Securities and Exchange Commission (“SEC”) approved a delay to the effective date of SFAS No. 123R. Under the new SEC rule, SFAS No. 123R is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.
Operating Results
The following discussion focuses on the operating results as shown in the consolidated statements of income. Following are tables (in thousands) highlighting sales and merchandising revenues, gross profit and operating income by segment. Additional segment information is included in Note 14 to the Company’s consolidated financial statements in Item 8.

	2005	2004	2003

Sales and merchandising revenues
Agriculture	$899,329	$901,139	$891,215
Rail	92,009	59,283	35,200
Turf & Specialty	122,561	127,814	134,017
Retail	182,753	178,696	178,573

Total	$1,296,652	$1,266,932	$1,239,005

	2005	2004	2003

Gross profit
Agriculture	$82,933	$87,372	$76,706
Rail	43,281	28,793	13,626
Turf & Specialty	18,888	21,503	23,367
Retail	53,044	51,431	50,395

Total	$198,146	$189,099	$164,094

	2005	2004	2003

Operating income (loss)
Agriculture	$22,974	$21,302	$13,868
Rail	22,822	10,986	4,062
Turf & Specialty	(3,044)	(144)	1,022
Retail	2,921	2,108	3,413
Other	(6,361)	(4,149)	(4,400)

Total	$39,312	$30,103	$17,965

Comparison of 2005 with 2004
Sales and merchandising revenues for 2005 totaled $1.3 billion, an increase of $29.7 million, or 2%, from 2004. Sales in the Agriculture Group were down $5.7 million, or less than 1%. Grain sales decreased $41.0 million resulting from a 12% decrease in the average price of bushels sold partially offset by a 6% volume increase. The largest decrease in average price per bushel sold was a decrease in corn of 20%. Fertilizer sales were up $35.3 million, or 15%, due to an 18% increase in the average price per ton sold partially offset by a 3% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily phosphates, potassium and nitrogen. Generally, these increases can be passed through to customers although a price increase may also reduce consumer demand at the producer level. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.
Merchandising revenues in the Agriculture Group were up $3.9 million, or 13%, due primarily to increased space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at December 31, 2005 was 63.8 million bushels, of which 16.9 million bushels were stored for others. This compares to 67.1 million bushels on hand at December 31, 2004, of which 14.5 million bushels were stored for others.
The 2005 harvest results were weaker than 2004 in the Company’s market area for all three primary grains handled — corn, soybeans and wheat. Although weaker, the 2005 harvest was better than originally anticipated. Corn production in Ohio, Indiana, Illinois and Michigan decreased from 2004 production by 11%, soybean production decreased by 7% and wheat production decreased by 10%. Illinois crops were the hardest hit in the region by dry weather and consequently experienced the largest reduction.
In September 2005, the Company invested approximately $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC which began construction of a 55 million gallon-per-year ethanol production facility adjacent to the Company’s Albion, Michigan grain facility. The Company is under contract to lease the grain elevator facility to the LLC upon completion, operate the ethanol facility under a management contract and provide origination, marketing and risk management services also under contracts with the LLC.

The Company also invested $2.0 million in 2005 for a 7.9% interest in another LLC constructing an ethanol plant in Rensselaer, Indiana.
In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC, which is constructing a 110 million gallon-per-year ethanol production facility located adjacent to the Company’s Clymers, Indiana grain facility. Upon completion, the Company will operate the ethanol facility under a management agreement and provide origination, marketing and risk management services also under contracts with the LLC. The Company is continuing its investigation into other possible opportunities in the ethanol industry and may increase its involvement through additional investments in stand-alone facilities, investments in holding companies or contracts to provide services to new or existing facilities.
If the projected growth of the ethanol industry occurs, it could impact the Company’s grain business in potentially significant ways. It is expected to increase demand for corn, with resulting higher prices and increased competition. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations. We believe that the increase in demand for corn to serve the growing ethanol industry may force a reduction in the plantings of other crops, which would positively impact the Plant Nutrient division by increasing demand for nitrogen, phosphates and potassium. The growth of corn is more dependent on these fertilizer products than soybeans or wheat.
The Rail Group had a $32.7 million, or 55% increase in sales. Lease fleet income increased $19.0 million or 42% when compared with 2004. The lease fleet revenue increase is a direct result of increased cars in lease service along with continued increases in lease rates. Sales of railcars and related leases increased $9.0 million or 104%. Sales transacted in the fourth quarter accounted for 69% of total 2005 sales. One of these sales, amounting to $5.7 million, occurred when one of the Company’s lessees negotiated the outright purchase of railcars under lease. The remainder of the increase in the Rail Group resulted from a $4.7 million or 88% increase in revenue in the repair and fabrication shops due to both growth in railcar repair and new product lines added in the beginning of July 2005. Railcars under management at December 31, 2005 were 19,363 compared to 14,649 under management at December 31, 2004. Locomotives under management were 96 at December 31, 2005 and 118 at December 31, 2004. The railcar utilization (railcars in lease service) rate was 94% at December 31, 2005 and 92% at December 31, 2004.
Demand for railcars continued to strengthen in 2005. Continual lease renewals for higher monthly rates and longer terms put this segment in a good position for continued growth.
The Turf & Specialty Group had a $5.3 million, or 4%, decrease in sales and merchandising revenues resulting primarily from an overall 10% decrease in volume partially offset by a 7% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, sales increased $1.4 million or 3% due primarily to a 12% increase in the average price per ton sold partially offset by a 9% decrease in volume. In the consumer and industrial lawn businesses, where we announced some customer rationalization in the third quarter of 2005, volume was down 16% and sales down 13%. This industry continues to operate with excess manufacturing capacity.
In response to this, as mentioned previously, the Company announced a restructuring of its Turf & Specialty Group in the third quarter of 2005. The Group will re-focus on the professional lawn market and on areas where value can be added in the consumer and industrial markets. The cob business, a much smaller component of the Turf & Specialty Group, had a 15% increase in sales due both to a 5% increase in volume and a 9% increase in the average price per ton sold.
Same-store sales and revenues in the Retail Group increased slightly in 2005 as compared to 2004 with increases experienced in each of the Groups six retail stores. In 2005, the Retail Group’s fiscal year ended on the same day as the Company’s calendar year which resulted in an extra week of sales for the Retail Group. This occurrence happens approximately once every seven years and is the primary reason for the increase in sales in 2005 as compared to 2004. After removing the additional week of sales, retail sales were up slightly. The retail business continues to be faced with continued competition in its primary markets by competitors of significant size.
Gross profit for 2005 totaled $198.1 million, an increase of $9.0 million, or 5%, from 2004. The Agriculture Group had a $4.5 million, or 5%, decrease in gross profit. Gross profit in the Grain division totaled $50.2 million, a decrease of $2.5 million, or 5% resulting primarily from the decrease in grain sales mentioned previously. The Plant Nutrient division recognized a decrease in gross profit of $2.0 million in spite of the significant increase in sales. Cost of goods sold in 2005 includes approximately $5.8 million of additional labor and overhead costs for which the classification has been changed from operating, administrative and general expenses when compared to 2004.
Gross profit in the Rail Group increased $14.5 million, or 50%. This increase included $8.0 million in increased lease fleet income, a $4.1 million increase in gross profit on car sales, and a $2.4 million increase in gross profit in the railcar repair and fabrication shops. Lease fleet income is gross lease (rent) and fleet management income less direct costs of cars leased to customers (rental expense or depreciation, property taxes and maintenance).
Turf & Specialty Group gross profit in 2005 decreased $2.6 million, or 12%, when compared to 2004 due primarily to increases in product costs in the Group’s consumer and industrial business that were not recovered from customers as well as the overall reduction in sales. Gross profit in the professional turf business was flat and gross profit in the cob business increased 8% when compared to 2004.
Gross profit in the Retail Group increased $1.6 million, or 3%, from 2004 due to a strong fourth quarter performance in each of the Group’s market areas. Additional gross profit from the 53rd week in 2005 mentioned previously was $0.9 million of the $1.6 million overall increase.

In 2005, the Company recognized $2.3 million of equity in earnings of unconsolidated subsidiaries, most notably Lansing Grain LLC. This was a 58% increase from the 2004 amount of $1.5 million and resulted both from increased performance of unconsolidated subsidiaries as well as an increase in the percentage owned by the Company in Lansing Grain LLC from 21.9% to approximately 29.0%.
Operating, administrative and general expenses for 2005 totaled $153.8 million, a $1.1 million decrease from 2004. Approximately $5.8 of the 2005 expense reduction is related to a change in classification of overhead costs from expense to cost of sales for certain manufactured and stored fertilizer inventory within the Agriculture Group.
Included in operating, administrative and general expenses for 2005 was $1.2 million in one-time termination benefits and fixed asset write-downs related to the Turf & Specialty Group restructuring noted previously. In addition, there were $0.9 million in unreimbursed losses and deductibles related to the grain and cob fires and the Mississippi railcar repair shop loss also noted previously. In the first quarter of 2005, there was a $0.6 million adjustment to correct errors in measuring the Company’s pension and postretirement benefit expense that occurred from 2001 through 2004. Also contributing to the increase in 2005 were $1.1 million in increased performance incentive accruals due to the Company’s strong performance for the year.
The Company has taken steps to mitigate continued increases in retirement and health care benefits expense in 2006 based on known changes in actuarial assumptions and health care claims inflation by evaluating its benefit programs, amending its plans and looking for additional opportunities to provide competitive benefits at a reasonable cost.
Interest expense for 2005 was $12.1 million, a $1.5 million, or 15%, increase from 2004 primarily due to a 68% increase in short-term interest expense. Average daily short-term borrowings for 2005 were down 15.2% when compared to 2004, however, the average short-term interest rate increased from 1.9% for 2004 to 3.8% for 2005. Long-term interest expense increased 3% for the same period and relates primarily to higher weighted average outstanding borrowings in 2005.
As a result of the above, pretax income of $39.3 million for 2005 was 31% higher than the pretax income of $30.1 million in 2004. Income tax expense of $13.2 million was recorded in 2005 at an effective rate of 33.6% after a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. On June 30, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. Accordingly, the deferred tax liabilities associated with the State of Ohio were decreased to reflect this phase out. In addition, a decrease in tax reserves for uncertain tax positions and the tax accounting for the Medicare Part D reimbursement contributed to the lower effective tax rate in 2005. In 2004, income tax expense of $11.0 million was recorded at an effective rate of 36.4%.
In May, 2004, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under the provisions of this FSP, the Company determined in 2004 that the benefits for a small group of retirees were actuarially equivalent to Medicare Part D and qualified for the future U.S. Government subsidy. In January, 2005, the Centers for Medicare and Medicaid Services issued their final regulations on determination of actuarial equivalency. During the third quarter of 2005, the Company’s actuaries completed their final determination of actuarial equivalency of the Company’s postretirement health plan in accordance with these regulations and determined that the Company’s plans for all retirees would qualify as actuarially equivalent. The total reduction of the January 1, 2005 accumulated postretirement benefit obligation related to Medicare Part D is $4.6 million and the year-to-date 2005 expense reduction (from previous expectations) is $0.7 million. The amount recognized as a reduction in 2004 for Medicare Part D actuarially equivalency was less than $0.1 million.
The 2005 net income of $26.1 million was $7.0 million higher than the 2004 net income of $19.1 million. Basic earnings per share of $3.52 increased $0.88 from 2004 and diluted earnings per share of $3.39 increased $0.84 from 2004.
Comparison of 2004 with 2003
Sales and merchandising revenues for 2004 totaled $1.3 billion, an increase of $27.9 million, or 2%, from 2003. Sales in the Agriculture Group were up $1.5 million, or less than 1%. Grain sales decreased $41.0 million resulting from a 7% decrease in the average price of bushels sold partially offset by a 1% volume increase. Corn volume and price per bushel increased but volume in soybeans, wheat and oats declined. In both 2004 and 2003, grain expected to ship in the following calendar year was shipped in the fourth quarter. This occurred because of increased demand and / or market prices favoring sales rather than storage of grain. Fertilizer sales were up $42.5 million, or 23%, due to an 11% increase in the average price per ton sold and an 11% increase in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily potassium and nitrogen. Generally, these increases can be passed through to customers although a price increase may also reduce consumer demand at the producer level. Revenues in both grain and fertilizer businesses are significantly impacted by the market price of the commodities being sold.
Merchandising revenues in the Agriculture Group were up $8.4 million, or 38%, due primarily to increased space income (before interest charges) in the Grain division. Space income is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned. Grain on hand at December 31, 2004 was 67.1 million bushels, of which 14.5 million bushels were stored for others. This compares to 56.1 million bushels on hand at December 31, 2003, of which 17.3 million bushels were stored for others.
The 2004 harvest results were strong in the Company’s market area for both corn and soybeans. Corn production in Ohio, Indiana, Illinois and Michigan exceed the 2003 production by 13% and soybean production in the same states exceed 2003 production by 33%. Although the wheat production for 2004 was down 10% as compared to 2003, it exceeded the Company’s initial expectations. The Company received more grain in 2004 than 2003 for all grain types. Despite this strong harvest, demand continued and the

Company was able to sell grain throughout the fourth quarter. Winter wheat acres planted in 2004 for harvest in 2005 are down 15%.
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
The Turf & Specialty Group had a $6.2 million, or 5%, decrease in sales and merchandising revenues resulting primarily from an overall 8% decrease in volume partially offset by a 4% increase in the average price per ton sold. In the professional lawn business, serving the golf course and lawn care operator markets, volume was down 6% and sales down 5%, primarily due to reduced demand in the golf course market. Pressure on golf course profitability, coupled with some low-price competition has reduced demand for premium golf course fertilizers. In the consumer and industrial lawn businesses, where we serve as contract manufacturer for several large “brand” companies, a manufacturer of private label products and also manufacture our own brands, volume was down 15% and sales down 5%.
This industry continues to operate with excess manufacturing capacity and some of the Company’s customers have struggled with their own programs. Because of this excess capacity, the Company decided in the fourth quarter of 2004 to close down a small (five employee) manufacturing operation in a leased facility in Pennsylvania. The cob business, a much smaller component of the Turf & Specialty Group, had a 3% increase in sales primarily due to an 11% increase in volume.
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
Gross profit for the Turf & Specialty Group in 2004 decreased $1.9 million, or 8%, when compared to 2003. Although there was a slight increase in gross profit per ton, the significant decrease in volume in the lawn businesses resulted in the overall decrease. The majority of the decreased gross profit occurred in the consumer / industrial lawn business. Gross profit in the cob business was flat from 2003 to 2004.
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

In October 2004, the American Jobs Creation Act was enacted. Two provisions of this Act will impact the Company’s 2005 effective tax rate. The Act repealed the Extraterritorial Income regime for transactions entered into after December 31, 2004, subject to a phase-out that allows the Company to claim 80% of the normal ETI benefit in 2005. In addition, the Act provides for a tax deduction for certain domestic production activities. The deduction for 2005 is equal to 3% of the lesser of: (a) taxable income derived from qualified production activities or (b) total taxable income for the year. The impact of these provisions were reflected in the 2005 first quarter effective tax rate.
The 2004 net income of $19.1 million was $7.4 million higher than the 2003 net income of $11.7 million. Basic earnings per share of $2.64 increased $1.00 from 2003 and diluted earnings per share of $2.55 increased $0.96 from 2003.
Liquidity and Capital Resources
The Company’s operations provided cash of $37.9 million in 2005, a decrease of $24.6 million from 2004 due to changes in working capital. Short-term borrowings used to fund these operations increased $0.3 million from December 31, 2004. Net working capital at December 31, 2005 was $96.2 million, a decrease of $6.0 million from December 31, 2004.
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. In November 2002, the Company entered into a borrowing arrangement with a syndicate of banks. This borrowing arrangement was renewed in the third quarter of 2005. The agreement provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $50 million. Prior to the syndication agreement, the Company managed several separate short-term lines of credit. The Company had drawn $12.4 million on its short-term line of credit at December 31, 2005. Peak short-term borrowing during 2005 was $119.8 million on March 30, 2005. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At December 31, 2005, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net asset of $0.1 million.
Quarterly cash dividends of $0.075 were paid in the first three quarters of 2004 with a dividend of $0.08 in the fourth quarter of 2004 and the first two quarters of 2005. The Company paid a quarterly cash dividend of $0.085 in the last two quarters of 2005. A cash dividend of $0.085 per common share was paid on January 23, 2006. The Company made income tax payments of $6.9 million in 2005. During 2005, the Company issued approximately 168,000 shares to employees and directors under its share compensation plans.

Total capital spending for 2005 on property, plant and equipment was $11.9 million which includes $2.0 million for expansion and improvements in Agricultural Group facilities. The remaining amount was spent on numerous assets and projects with no single project costing more than $0.5 million.
In addition to the spending on conventional property, plant and equipment, the Company spent $98.9 million in 2005 for the purchase of railcars and capitalized modifications on railcars for use in its Rail Group and sold or financed $69.1 million of railcars during 2005.
The Company increased its investment in Lansing Grain Company, LLC (“LGC”) in March 2005 by $0.9 million. At December 31, 2005, the Company owned approximately 29.0% of the equity and accounts for it using the equity method. The Company also holds an option to increase its investment in each of 2006-2008 with the potential of attaining majority ownership in 2008. In January 2006, the Company’s ownership interest increased to 36.1%.
In September 2005, the Company invested approximately $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC which began construction of a 55 million gallon-per-year ethanol production facility adjacent to the Company’s Albion, Michigan grain facility. The Company accounts for this investment using the equity method as well.
In the first quarter of 2005, the Company invested $1 million in Iroquois Bio-Energy Company, LLC, an Ethanol plant which began construction this year in Rensselaer, Indiana. An additional $1 million was invested in the fourth quarter of 2005 to increase its ownership to 7.9%. The Company will also act as the corn originator and risk manager for this facility.
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at December 31, 2005. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. Additional long-term debt financing of $41.0 million was obtained in the fourth quarter and the Company pledged, as collateral, 2,293 railcars and related leases which are held by a wholly-owned bankruptcy-remote entity.
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

Contractual Obligations
Future payments due under contractual obligations at December 31, 2005 are as follows:

		Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	3-5 years	years	Total

Long-term debt	$9,840	$18,808	$27,879	$32,397	$88,924
Long-term debt non-recourse	19,641	26,143	26,185	36,386	108,355
Capital lease obligations	70	245	—	—	315
Operating leases	18,569	33,496	25,423	16,820	94,308
Purchase commitments (a)	223,529	28,504	—	—	252,033
Other long-term liabilities (b)	6,207	2,398	2,438	6,985	18,028

Total contractual cash obligations	$277,856	$109,594	$81,925	$92,588	$561,963

(a)	Includes the value of purchase obligations in the Company’s operating units, including $217.3 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts. See narrative description of business for the Agriculture Group in Item 1 for further discussion.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2006 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2010 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2006 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $18.2 million at December 31, 2005 of which $8.3 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.
Approximately 82% of the operating lease commitments above relate to 6,626 railcars and 30 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
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
The following table describes the railcar and locomotive positions at December 31, 2005.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	388
Owned-railcar assets leased to others	On balance sheet – non-current	10,814
Railcars leased from financial intermediaries	Off balance sheet	6,626
Railcars – non-recourse arrangements	Off balance sheet	1,535

Total Railcars		19,363

Locomotive assets leased to others	On balance sheet – non-current	22
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	44

Total Locomotives		96

In addition, the Company manages approximately 797 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $77.7 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding eight years. The majority of these railcars have been leased to customers at December 31, 2005 over similar terms. This segment manages risk by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

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

	December 31
(in thousands)	2005	2004

Net long position	$478	$2,869
Market risk	48	287
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

	December 31
(in thousands)	2005	2004

Fair value of long-term debt and interest rate contracts	$192,844	$168,668
Fair value in excess of (less than) carrying value	(4,570)	(1,443)
Market risk	4,659	1,508

Item 8. Financial Statements and Supplementary Data
The Andersons, Inc.
Index to Financial Statements

Management’s Report on Internal Control Over Financial Reporting
The management of The Andersons, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Andersons, Inc.:
We have completed integrated audits of The Andersons, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toledo, Ohio
March 14, 2006

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31
(in thousands, except per common share data)	2005	2004	2003

Sales and merchandising revenues	$1,296,652	$1,266,932	$1,239,005
Cost of sales and merchandising revenues	1,098,506	1,077,833	1,074,911

Gross profit	198,146	189,099	164,094

Operating, administrative and general expenses	153,759	154,895	143,129
Interest expense	12,079	10,545	8,048
Other income / gains:
Other income — net	4,683	4,973	4,701
Equity in earnings of affiliates	2,321	1,471	347

Income before income taxes	39,312	30,103	17,965
Income tax provision	13,225	10,959	6,264

Net income	$26,087	$19,144	$11,701

Per common share:
Basic earnings	$3.52	$2.64	$1.64

Diluted earnings	$3.39	$2.55	$1.59

Dividends paid	$0.33	$0.305	$0.28

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31
(in thousands)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$13,876	$8,439
Restricted cash	3,936	1,532
Accounts and notes receivable:
Trade receivables, less allowance for doubtful accounts of $2,106 in 2005; $2,136 in 2004	74,436	64,458
Margin deposits	8,855	1,777

	83,291	66,235
Inventories	240,806	251,428
Railcars available for sale	5,375	6,937
Deferred income taxes	2,087	2,650
Prepaid expenses and other current assets	23,170	21,072

Total current assets	372,541	358,293
Other assets:
Pension asset	10,130	6,936
Other assets and notes receivable, less allowance for doubtful notes receivable of $32 in 2005; $173 in 2004	8,393	10,464
Investments in and advances to affiliates	20,485	4,037

	39,008	21,437
Railcar assets leased to others, net	131,097	101,358
Property, plant and equipment, net	91,498	92,510

	$634,144	$573,598

Liabilities and Shareholders’ equity
Current liabilities:
Notes payable	$12,400	$12,100
Accounts payable for grain	80,945	87,322
Other accounts payable	72,240	66,208
Customer prepayments and deferred revenue	53,502	50,105
Accrued expenses	27,684	24,320
Current maturities of long-term debt — non-recourse	19,641	10,063
Current maturities of long-term debt	9,910	6,005

Total current liabilities	276,322	256,123
Deferred income and other long-term liabilities	1,131	1,213
Employee benefit plan obligations	14,290	14,123
Long-term debt — non-recourse, less current maturities	88,714	64,343
Long-term debt, less current maturities	79,329	89,803
Deferred income taxes	15,475	14,117

Total liabilities	475,261	439,722
Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized Issued — 8,430 shares at stated value of $0.01 per share	84	84
Additional paid-in capital	70,121	67,960
Treasury shares, at cost (910 in 2005; 1,077 in 2004)	(13,195)	(12,654)
Accumulated other comprehensive loss	(455)	(397)
Unearned compensation	(259)	(119)
Retained earnings	102,587	79,002

	158,883	133,876

	$634,144	$573,598

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2005	2004	2003

Operating activities
Net income	$26,087	$19,144	$11,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,888	21,435	15,139
Unremitted earnings of affiliates	(443)	(854)	(353)
(Gain) loss on disposal of property, plant and equipment	540	(431)	(273)
Realized and unrealized gains on railcars and related leases	(7,682)	(3,127)	(2,146)
Deferred income taxes	1,964	3,184	382
Other	407	739	446
Changes in operating assets and liabilities:
Accounts and notes receivable	(17,056)	2,311	(8,814)
Inventories	10,622	8,327	(3,480)
Prepaid expenses and other assets	(4,647)	(2,731)	(6,266)
Accounts payable for grain	(6,377)	(992)	12,893
Other accounts payable and accrued expenses	11,577	15,487	24,864

Net cash provided by operating activities	37,880	62,492	44,093

Investing activities
Purchases of property, plant and equipment	(11,927)	(13,201)	(11,749)
Purchases of railcars	(98,880)	(45,550)	(20,498)
Proceeds from sale or financing of railcars and related leases	69,070	45,640	16,710
Investment in affiliate	(16,005)	(675)	(1,182)
Change in restricted cash	(2,404)	(1,532)	—
Proceeds from disposals of property, plant and equipment	658	1,386	607
Acquisition of business	—	(85,078)	—

Net cash used in investing activities	(59,488)	(99,010)	(16,112)

Financing activities
Net increase (decrease) in short-term borrowings	300	(35,900)	(22,000)
Proceeds from issuance of long-term debt	2,717	14,678	2,916
Proceeds from issuance of non-recourse, securitized long-term debt	46,566	86,400	—
Payments of long-term debt	(9,286)	(6,449)	(9,385)
Payments of non-recourse, securitized long-term debt	(12,617)	(11,994)	—
Change in overdrafts	887	(2,307)	3,126
Payment of debt issuance costs	(268)	(4,704)	—
Proceeds from sale of treasury shares under stock compensation plans	1,199	1,004	964
Dividends paid	(2,453)	(2,215)	(2,009)
Purchase of treasury shares	—	—	(1,244)

Net cash provided by (used in) financing activities	27,045	38,513	(27,632)

Increase in cash and cash equivalents	5,437	1,995	349
Cash and cash equivalents at beginning of year	8,439	6,444	6,095

Cash and cash equivalents at end of year	$13,876	$8,439	$6,444

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balances at January 1, 2003	84	66,662	(12,558)	(815)	(73)	52,465	105,765

Net income						11,701	11,701
Other comprehensive income :
Cash flow hedge activity				460			460

Comprehensive income							12,161
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $387 (129 shares)		517	684		(237)		964
Amortization of unearned compensation					190		190
Purchase of treasury shares (100 shares)			(1,244)				(1,244)
Dividends declared ($0.285 per common share)						(2,045)	(2,045)

Balances at December 31, 2003	84	67,179	(13,118)	(355)	(120)	62,121	115,791

Net income						19,144	19,144
Other comprehensive income:
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (151 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($0.31 per common share)						(2,263)	(2,263)

Balances at December 31, 2004	84	67,960	(12,654)	(397)	(119)	79,002	133,876

Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (168 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($0.335 per common share)						(2,502)	(2,502)

Balances at December 31, 2005	$84	$70,121	$(13,195)	$(455)	$(259)	$102,587	$158,883

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
Restricted cash is held as collateral for the non-recourse debt issued in 2004 as well as the $41 million additional non-recourse debt issued in 2005 by TARO I, a wholly owned subsidiary of the Company, described further in Note 8.
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
Investments In and Advances To Affiliates and Related Party Transactions
The Company holds investments in five limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income / loss less any distributions it has received. The Company’s share of income on its investment in these entities aggregated $2.3 million in 2005, $1.5 million in 2004 and $0.3 million in 2003.
In January 2003, the Company invested $1.2 million in Lansing Grain Company, LLC (“LGC”) for a 15.1% interest. Lansing Grain Company, LLC was formed in late 2002 and includes the majority of the assets of the Lansing Grain Company. The terms of the Company’s investment include options to increase its investment in each of the four years following the initial investment with the potential of attaining majority ownership in 2008. Under this option agreement, the Company contributed an additional $0.7 million in the first quarter of 2004 and $0.9 million in the first quarter of 2005, bringing its ownership up to approximately 29.0%. In January 2006, the Company’s ownership interest increased to 36.1%.
The Company invested $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC (“TAAE”) in the third quarter of 2005. The Company’s share of the underlying equity in the net assets of TAAE is $15.1 million. The difference is a result of services contributed by the Company that have been capitalized by TAAE. The Company plans to lease its Albion, Michigan grain facility to the LLC upon completion of a 55 million gallon-per-year ethanol production facility. The Company will operate the ethanol facility under a management contract and provide origination, marketing and risk management services also under contracts with the LLC. In 2005, the Company recognized income of $0.3 million relating to the management agreement noted above.
In 2005, the Company invested $2.0 million for a 7.9% interest in Iroquois Bio-Energy Company LLC (IBEC). The Company holds a contract for the originations of grain into the facility for which it will be separately compensated.
In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC which is constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. Upon completion, the

Company will operate the ethanol facility under a management agreement contract and provide origination, marketing and risk management services also under contracts with the LLC.
In the ordinary course of business, the Company has related party transactions with its equity method investees. Sales to related parties amounted to $20.0 million, $23.3 million and $15.8 million in 2005, 2004 and 2003 respectively. Purchases from related parties amounted to $0.6 million, $1.3 million and $3.0 million in 2005, 2004 and 2003 respectively. The company recognized lease income on railcars leased to Lansing Grain Company of $0.7 million, $0.5 million and $0.3 million in 2005, 2004 and 2003 respectively.
Derivatives — Commodity and Interest Rate Contracts
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
In 2005, the Company reclassified less than $0.1 million of other comprehensive income into the Rail Group’s lease cost of sales under the reclassification policy noted above for amortization of the closed treasury rate locks. In 2004 and 2003, the reclassification was $0.3 and $0.2 million respectively. Less than $0.1 million in each of 2005, 2004 and 2003 was reclassified to interest expense as a result of amortization of other comprehensive income from the change in fair value of the interest rate corridors.
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
Railcars have statutory lives of either 40 or 50 years (measured from the date built) depending on type and year built. Railcars leased to others are depreciated over the shorter of their remaining statutory lives or 15 years. Additional information about the Rail Group’s leasing activities is presented in Note 11 to the consolidated financial statements.
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
Intangible Assets and Goodwill
Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years; patents 17 years) on the straight-line method. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but is subject to annual impairment tests, or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company assesses long-lived assets, including intangible assets subject to amortization, for impairment on an annual basis, or when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Impairments of intangible assets are recognized when the carrying value of the assets are less than the expected cash flows of the assets on an undiscounted basis.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No.148. Accordingly, the Company provides pro forma disclosures assuming that the Company had accounted for its stock-based compensation programs using the fair value method promulgated by Statement No. 123.

(in thousands, except for per share data)	Year Ended December 31
	2005	2004	2003

Net income reported	$26,087	$19,144	$11,701
Add: Stock-based compensation expense included in reported net income, net of related tax effects	348	151	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,105)	(677)	(557)

Pro forma net income	$25,330	$18,618	$11,268

Earnings per share:
Basic – as reported	$3.52	$2.64	$1.64

Basic – pro forma	$3.41	$2.57	$1.58

Diluted – as reported	$3.39	$2.55	$1.59

Diluted – pro forma	$3.32	$2.51	$1.54

In December 2004, the FASB issued Statement No. 123R (Revised 2004), ‘‘Share-Based Payment.’’ This standard requires expensing of stock options and other share-based payments and supersedes FASB Statement No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.
Deferred Compensation Liability
Included in accrued expenses are $4.3 million and $3.6 million at December 31, 2005 and 2004, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s primary defined contribution plan. Assets funding this plan are marked to market and are equal to the value of this liability. This plan has no impact on income.
Revenue Recognition
Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain operations, gross profit on grain sales is recognized when sales contracts are executed. Sales of grain are then recognized at the time of shipment when title to the grain transfers to the customer. Revenues from other grain merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales of railcars to financial intermediaries on a non-recourse basis are recognized as revenue on the date of sale. Sales for these transactions totaled $8.9 million, $3.7 million and $11.9 million in 2005, 2004 and 2003, respectively.
Certain of the Company’s operations provide for customer billings, deposits or prepayments for product that is stored at the Company’s facilities. The sales and gross profit related to these transactions is not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled customer prepayments and deferred revenue.
Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. In all cases, revenues are recognized only if collectibility is reasonably assured.
Lease Accounting
The Company accounts for its leases under FASB Statement No. 13, as amended, and related pronouncements.

The Company’s Rail Group leases railcars and locomotives to customers, manages railcars for third parties, and leases railcars for internal use. The Company is an operating lessor of railcars that are owned by the Company, or leased by the Company from financial intermediaries. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. Certain of the Company’s leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $10.5 and $8.4 million, in 2005 and 2004, respectively. There were no per diem arrangements prior to 2004. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.
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
The Company has financed the cost of certain railcar assets through leases with financial intermediaries. The terms of these leases required the Company to capitalize the assets and record the net present value of the lease obligations on its balance sheet as long-term borrowings. There was no gain or loss on these financing transactions. These obligations are included with the Company’s long-term debt as described in Note 8 to the consolidated financial statements. The railcars under these leases are being depreciated to their residual value over the term of the lease. Details of the book value of the railcars are included in Note 5 to the consolidated financial statements.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense of $3.9 million, $4.3 million and $3.6 million in 2005, 2004, and 2003, respectively, is included in operating, administrative and general expenses.
Earnings per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, restricted shares and performance share units.

	Year ended December 31
(in thousands)	2005	2004	2003

Weighted average shares outstanding – basic	7,421	7,246	7,141
Unvested restricted shares and shares contingently issuable upon exercise of options	284	252	199

Weighted average shares outstanding – diluted	7,705	7,498	7,340

Diluted earnings per share for the year ended December 31, 2005 excludes the impact of approximately one thousand employee stock options, as such options were antidilutive. There were no such antidilutive options in 2004 and 2003.
New Accounting Standards
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This standard provides guidance on the recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably assured. This standard is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted this standard for its fiscal year ending December 31, 2005. This standard does not have a material impact to the Company’s financial statements.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections a replacement of APB No. 20 and FAS No. 3.” This standard requires retrospective application to prior period financial statements for changes in accounting principles. This standard also provides guidance on reporting the correction of an error by requiring the restatement of previously issued financial statements. This standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting this new standard beginning January 1, 2006. This standard is not expected to have a material impact on the Company’s financial statements.
Reclassifications
Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

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

The acquisition costs have been allocated to intangible assets and railcars on the basis of appraised value. Intangible assets will be amortized over 5 years. Railcar assets leased to others are depreciated over the shorter of their remaining useful life, which is limited by a statutory life of 40 or 50 years (measured from the date built) depending on car type and when built, or 15 years. Railcars available for sale are not depreciated as they are not productive assets but they are stated at the lower of cost or market value. The assets acquired are located in the United States, Canada and Mexico.
All of the debt and assets are held by three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, a wholly-owned subsidiary of the Company. The debt holders have recourse only to the assets of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as Indenture Trustee. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The Indenture Trustee ensures that the bankruptcy remote entities are managed in accordance with the Indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.
If the acquisition had taken place on January 1, 2003, pro forma revenues (unaudited) would have been $1,277.9 million and $1,270.6 million for 2004 and 2003, respectively. The business has been integrated into the Company’s Rail Group and has resulted in significantly different cost and expense structures. Therefore, pro forma operating income, net earnings and earnings per common share are not presented as they are not meaningful.

4. Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost that also includes coverage for inventories and business interruption with a total deductible of $0.25 million. The Company is continuing demolition and site clean-up and has begun the full repair of the facility. The Company anticipates insurance recoveries for property damage, business interruption and extra expenses incurred. The majority of the insurance proceeds will not be available to the Company until 2006, while business losses were partially incurred in 2005. As of December 31, 2005, the Company’s costs of $2.9 million related to clean up and emergency expenses and $0.8 million in inventory losses (after deductible) have been funded by the insurance company with a $2 million advance.
Additional property losses occurred in the third quarter of 2005. There was the loss of a tank of corn cobs due to an August fire in Maumee, Ohio. There was also a loss of certain inventory and equipment destroyed by Hurricane Katrina at the Mississippi rail shop as well as a potential impact on lease income for the Rail Marketing operations. Expense recorded in 2005 for these two events approximates $0.6 million and less than $0.1 million respectively. To date, no proceeds have been received from insurance for these losses and the Company has not yet determined whether these two events will be covered.
5. Details of Certain Financial Statement Accounts
Major classes of inventories are as follows:

	December 31
(in thousands)	2005	2004
Grain	$143,442	$146,912
Agricultural fertilizer and supplies	35,442	37,604
Lawn and garden fertilizer and corncob products	31,280	36,885
Retail merchandise	27,189	28,099
Railcar repair parts	3,177	1,653
Other	276	275

	$240,806	$251,428

The Company’s intangible assets are included in Other assets and notes receivable and are as follows:

		Original	Accumulated	Net Book
(in thousands)	Group	Cost	Amortization	Value

December 31, 2005
Amortized intangible assets
Trademarks / noncompete agreements / customer lists and other acquired intangibles	Turf & Specialty	$3,988	$3,988	$—
Acquired customer list	Rail	$3,462	$1,226	$2,236
Patents and other	Various	277	131	146

		$7,727	$5,345	$2,382

December 31, 2004
Amortized intangible assets
Trademarks / noncompete agreements / customer lists and other acquired intangibles	Turf & Specialty	$3,988	$3,656	$332
Acquired customer list	Rail	3,462	575	2,887
Patents and other	Various	267	97	170

		$7,717	$4,328	$3,389

Amortization expense for intangible assets was $1.0 million, $1.4 million and $0.8 million for 2005, 2004 and 2003, respectively. Expected aggregate annual amortization is as follows: 2006 through 2008 — $0.7 million each; $0.1 million for 2009; and less than $0.1 million for 2010.
The Company also has goodwill of $1.3 million included in other assets and notes receivable. There has been no change in goodwill for any of the years presented. Goodwill includes $0.6 million in the Agriculture Group and $0.7 million the Turf & Specialty Group.
The components of property, plant and equipment are as follows:

	December 31
(in thousands)	2005	2004

Land	$12,154	$11,961
Land improvements and leasehold improvements	32,265	30,967
Buildings and storage facilities	104,656	102,681
Machinery and equipment	128,276	126,510
Software	6,652	6,211
Construction in progress	1,183	1,305

	285,186	279,635
Less accumulated depreciation and amortization	193,688	187,125

	$91,498	$92,510

Depreciation expense on property, plant and equipment amounted to $11.7 million and $12.2 million in 2005 and 2004 respectively.
The components of Railcar assets leased to others are as follows:

	December 31
(in thousands)	2005	2004

Railcar assets leased to others	$153,058	$115,285
Less accumulated depreciation	21,961	13,927

	$131,097	$101,358

The Company enters into sale-leaseback transactions with financial institutions which are generally structured as operating leases. Certain of the Company’s sale-leaseback transactions, however, require accounting as capital leases due to terms of the arrangements. At December 31, 2005, there were assets with a cost of $0.4 million and accumulated amortization of less than $0.1 million included in Rail assets leased to others. At December 31, 2004, assets under capital lease with a cost of $4.2 million and accumulated amortization of $0.7 million were included in Rail assets leased to others. Depreciation expense on railcar assets leased to others amounted to $9.4 million and $7.6 million in 2005 and 2004 respectively.
6. Restructuring
In the third quarter of 2005, the Board of Directors approved a restructuring within the Company’s Turf & Specialty Group. The Group’s Lawn business unit was re-focused on the professional market and limited product lines in the consumer and industrial markets. The Group’s Cob business shut down certain assets in Maumee, Ohio, and transferred operations to a different facility. To date, these restructuring actions have resulted in the write-down of assets and the elimination of certain positions. The restructuring has resulted in pre-tax charges to expense for fixed asset write-downs of $0.5 million and one-time termination benefits of $0.7 million or $0.11 per share on an after-tax basis for the 2005 calendar year. Following are details of the restructuring liability account:

			Cash
	12/31/2004	Charged to	payments/Asset	12/31/2005
(in thousands)	Balance	expense	Write-downs	Balance

Fixed Asset Write-downs	$—	$465	$(465)	$—
One-time termination benefits	$—	$748	$(706)	$42

Total	$—	$1,213	$(1,171)	$42

7. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and renewed in September 2005 provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $50 million. Short-term borrowings under this arrangement totaled $12.4 and $12.1 million at December 31, 2005 and 2004, respectively. The borrowing arrangement terminates on September 30, 2006 but allows for indefinite renewals at the Company’s option and as long as certain covenants are met. Management expects to renew the arrangement prior to its termination date. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees. The following information relates to short-term borrowings:

		December 31
(in thousands, except percentages)	2005	2004	2003

Maximum amount borrowed	$119,800	$188,500	$127,200
Weighted average interest rate	3.78%	1.91%	2.07%
8. Long-Term Debt and Interest Rate Contracts
Recourse Debt
Long-term debt consists of the following:

	December 31
(in thousands, except percentages)	2005	2004

Note payable, 5.55%, payable $143 monthly, remainder due 2012	$15,351	$16,185
Note payable, 6.95%, payable $317 quarterly, remainder due 2010	12,343	13,611
Note payable, 5.55%, payable $291 quarterly, remainder due 2016	9,342	9,959
Note payable, 4.64%, payable $74 monthly, due 2009	4,364	5,385
Note payable, 4.60%, payable $235 quarter, due 2010	6,583	7,202
Industrial development revenue bonds:
Variable rate (3.55% at December 31, 2005), due 2019	4,650	4,650
Variable rate (3.70% at December 31, 2005), due 2025	3,100	3,100
Liabilities related to acquisition, discounted at 8.25%, due in variable quarterly installments through 2005	—	1,414
Debenture bonds, 5.00% to 8.00%, due 2006 through 2014	32,875	30,466
Obligations under capital lease	315	3,472
Other notes payable and bonds	316	364

	89,239	95,808
Less current maturities	9,910	6,005

	$79,329	$89,803

In connection with its short-term borrowing agreement with a syndicate of banks, the Company obtained an unsecured $100.0 million long-term line of credit. Borrowings under this line of credit will bear interest based on LIBOR, plus a spread. The long-term line of credit expires on September 30, 2008, but may be renewed by the Company for an additional three years as long as covenants are met. After considering its standby letters of credit totaling $18.3 million at December 31, 2005, the Company had available borrowing capacity under this facility of $81.8 million.
The notes payable due 2010, 2012 and 2016 and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $29.7 million. The note payable due 2009 is collateralized by railcars with a book value of $2.5 million.
The Company has $5.1 million of five year term debenture bonds bearing interest at 5.0% and $5.4 million of ten year term debenture bonds bearing interest at 6.0% available for sale under an existing registration statement.
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
The Company was in compliance with all covenants at December 31, 2005 and 2004.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2006 — $9.9 million; 2007 — $9.5 million; 2008 — $9.5 million; 2009 — $23.9 million; 2010 — $4.0 million; and $32.4 million thereafter.
Non-Recourse Debt
In 2005, the Company issued $47 million in additional non-recourse debt. In the fourth quarter of 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. The Company serves as manager of the railcar assets and servicer of the related leases. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $36.3 million at December 31, 2005.
In 2004, as discussed in Note 3, the Company formed three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, which is a wholly-owned subsidiary of the Company. These bankruptcy-remote entities issued $86.4 million of debt. The debt holders have recourse only to the assets including any related leases of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as Indenture Trustee. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The Indenture Trustee ensures that the bankruptcy remote entities are managed in accordance with the Indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.
The Class A debt is insured by Municipal Bond Insurance Association. Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. The book value of the railcar rolling stock at December 31, 2005 was $67.4 million. All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur between 2012 and 2016 based on debt amortization requirements of the Indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.
The Company’s non-recourse long-term debt consists of the following:

	December 31
(in thousands, except percentages)	2005	2004

Class A-1 Railcar Notes due 2019, 2.79%, payable $600 monthly	$17,000	$24,200
Class A-2 Railcar Notes due 2019, 4.57%, payable $600 monthly beginning after Class A-1 notes have been retired	21,000	21,000
Class A-3 Railcar Notes due 2019, 5.13%, payable $183 monthly	20,075	24,456
Class B Railcar Notes due 2019, 14.00% payable $50 beginning August 2004	4,150	4,750
Note Payable due 2013, 5.91%, payable $438 monthly	40,950	—
Note Payable due 2014, 6.37%, payable $28 monthly	2,696	—
Notes Payable due 2007-2011, 5.89%-7.27%, payable $60 monthly	2,484	—

	108,355	74,406
Less current maturities	19,641	10,063

	$88,714	$64,343

The Company’s non-recourse debt carries separate financial covenants relating solely to the collateralized assets. Triggering one or more of these covenants for a specified period of time, could require a faster amortization of the outstanding debt. These covenants include, but are not limited to, the following:
•	Monthly average lease rate greater than or equal to $200

•	Monthly utilization rate greater than or equal to 80%

•	Coverage ratio greater than or equal to 1.15

•	Class A notes balance less than or equal to 90% of the stated value (as assigned in the debt documents) of railcars.

The Company was in compliance with these covenants at December 31, 2005.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2006 — $19.6 million; 2007 — $13.2 million; 2008 — $13.0 million; 2009 — $12.9 million; 2010 — $13.3 million; and $36.4 million thereafter. The 2006 maturities include an accelerated paydown of $6.2 million that was paid in January 2006 related to railcars that were sold by the Company at the end of December 2005.
Interest Paid and Interest Rate Derivatives
Interest paid (including interest on short-term lines of credit) amounted to $11.8 million, $10.1 million and $7.8 million in 2005, 2004 and 2003, respectively.
The Company has entered into derivative interest rate contracts to manage interest rate risk on short-term borrowings. The contracts convert variable interest rates to short-term fixed rates, consistent with projected borrowing needs. The Company had one open interest rate swap with a notional amount of $10.0 million at December 31, 2005. This swap fixes interest at 3% through March 2006 with an option to extend to October 2006. The Company also had an interest rate cap with a notional amount of $10.0 million which caps interest rates at 3% through March 2006. In addition, at December 31, 2005, the Company has entered into two forward starting collars with notional amounts of $10.0 million each beginning October 2006 which sets the cap and floor interest rates at 4% and 3% respectively through April 2007. Although these instruments are intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for them as hedges. Changes in their fair value are included in interest expense in the statement of income.
The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2005.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Swap	2005	2016	$4.0	Interest rate component of an operating lease – not accounted for as a hedge	5.23%
Corridor	2002	2006	$4.8	Interest rate component of a railcar debt financing – not accounted for as a hedge	4.25% - 7.00%
Corridor	2002	2007	$4.3	Interest rate component of a railcar sale-leaseback transaction	4.25% - 7.00%
Cap	2003	2008	$1.4	Interest rate component of an operating lease – not accounted for as a hedge	3.95%

The initial notional amounts on the above instruments amortize monthly in the same manner as the underlying hedged item. Changes in the fair value of the cap are included in interest expense in the statements of income, as they are not accounted for as cash flow hedges. The interest rate corridor expiring 2006 is no longer considered a hedge due to a repurchase of the underlying lease transaction. The interest rate corridor expiring in 2007 is designated as a cash flow hedge with changes in its fair value included as a component of other comprehensive income or loss. Also included in accumulated other comprehensive income are closed treasury rate locks entered into to hedge the interest rate component of railcar lease transactions prior to their closing. The reclassification of these amounts from other comprehensive income into interest or cost of railcar sales occurs over the term of the hedged debt or lease, as applicable.
The fair values of all derivative instruments are included in prepaid expenses, other assets and notes receivable, other accounts payable or other long-term liabilities. The net fair value amount was $0.2 million in 2005 and $0.1 million for each of 2004 and 2003. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was a $0.1 million interest credit in both 2005 and 2004 and a $0.1 million additional interest expense for 2003. If there are no additional changes in fair value, the Company expects to reclassify $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2006. Counterparties to the short and long-term derivatives are large international financial institutions.
9. Income Taxes
The income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2005	2004	2003

Current:
Federal	$8,513	$4,994	$5,124
State and local	1,549	1,561	758
Foreign	1,198	1,220	—

	11,260	7,775	5,882

Deferred:
Federal	1,850	2,473	206
State and local	(639)	570	176
Foreign	754	141	—

	1,965	3,184	382

Total:
Federal	10,363	7,467	5,330
State and local	910	2,131	934
Foreign	1,952	1,361	—

	$13,225	$10,959	$6,264

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2005	2004	2003

U.S. income	$31,759	$27,070	$17,965
Foreign	7,553	3,033	—

	$39,312	$30,103	$17,965

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2005	2004	2003

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of extraterritorial income exclusion	(1.4)	(3.1)	(3.6)
State and local income taxes, net of related federal taxes	1.0	4.6	3.4
Other, net	(1.0)	(0.1)	0.1

Effective tax rate	33.6%	36.4%	34.9%

Income taxes paid in 2005, 2004 and 2003 were $6.9 million, $7.1 million and $5.2 million, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2005	2004

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(20,811)	$(19,132)
Prepaid employee benefits	(5,542)	(4,295)
Deferred income	(373)	(566)
Other	(699)	(422)

	(27,425)	(24,415)

Deferred tax assets:
Employee benefits	8,479	8,290
Accounts and notes receivable	778	888
Inventory	2,784	3,228
Investments	727	190
Net operating loss carryforwards	1,043	945
Deferred foreign taxes	780	—
Other	489	352

Total deferred tax assets	15,080	13,893

Valuation allowance	(1,043)	(945)

	14,037	12,948

Net deferred tax liability	$(13,388)	$(11,467)

In 2004, the Company had recorded a deferred tax asset of $0.1 million, related to the accounting for derivatives under Statement 133. In 2005, minor adjustments were made resulting in a year end deferred tax asset balance of $0.1 million. The net amount of the 2005 adjustments is included in other comprehensive income in the statement of shareholders’ equity.
On June 20, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. As a result, the deferred tax liabilities associated with the State of Ohio were decreased by $0.6 million to reflect the change in tax law.
On December 31, 2005, the Company had $16.0 million in state net operating loss carryforwards that expire from 2015 to 2021. A deferred tax asset of $1.0 million has been recorded with respect to the net operating loss carryforwards. A valuation allowance of $1.0 million has been established against the deferred tax asset because it is unlikely that the Company will realize the benefit of these carryforwards. On December 31, 2004 the Company had recorded a $0.9 million deferred tax asset and a $0.9 million valuation allowance with respect to state net operating loss carryforwards.
We have recorded reserves for tax exposures based on our best estimate of probable and reasonably estimable tax matters. We do not believe that a material additional loss is reasonably possible for tax matters.
10. Stock Compensation Plans
The Company’s 2005 Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”) authorizes the Board of Directors to grant options performance shares and share awards to employees and outside directors for up to 200 thousand of the Company’s common shares. Additionally, options and share awards (totaling 210 thousand common shares) that remained available under The Andersons, Inc. Amended and Restated Long-Term Performance Plan (the “Prior Plan”) upon that plans termination on May 7, 2005 have been transferred to the LT Plan. Options granted under the LT Plan and Prior Plan have a maximum term of 10 years. Options granted to outside directors have a fixed term of five years and vest after one year. Options granted to management personnel under the LT Plan have a five-year term and vest 40% immediately, an additional 30% after one year and the remaining 30% after two years. Options granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant; accordingly, no compensation expense is recognized for these grants.
The LT Plan and Prior Plan permit awards of restricted stock. The Company issued 15 thousand, 15 thousand and 24 thousand restricted shares during 2005, 2004 and 2003, respectively; 20 thousand restricted shares remain outstanding at December 31, 2005. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares vest 50% after one year and the remaining 50% after two years. Restricted shares issued under the LT Plan are recorded at their fair value on the grant date with a corresponding charge to shareholders’ equity representing the unearned portion of the award. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period.

Compensation expense related to restricted stock issued under the LT Plan amounted to $0.3 million in 2005 and $0.2 million in each of 2004 and 2003.
The LT Plan also permits the awards of Performance Share Units (“PSUs”). Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a performance period. In 2005, there were 18 thousand PSUs granted with a performance period ending December 31, 2007. There were no PSUs granted prior to 2005. At December 31, 2005, there were 17 thousand PSUs outstanding. Based on the current market price and forecast that the entire 2005 PSU grant will be awarded after the end of the performance period, the company recognized $0.2 million in compensation expense in 2005.
Certain Company executives and outside directors have elected to receive a portion of their cash compensation in common shares or options issued under the LT Plan. These options and restricted stock vest immediately. The options have a ten-year term. There were 2 thousand, 4 thousand and 4 thousand restricted shares issued in lieu of cash compensation in 2005, 2004 and 2003 respectively.
The Company’s 2004 Employee Share Purchase Plan (the “ESP Plan”) allows employees to purchase common shares through payroll withholdings. The Company has registered 272 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. Employees purchased 19 thousand, 25 thousand and 23 thousand shares under the ESP Plan in 2005, 2004 and 2003, respectively. The Company records a liability for withholdings not yet applied towards the purchase of common stock. No compensation expense is currently recognized for stock purchases or options under the ESP Plan.
Pro forma information regarding net income and earnings per share required by SFAS No. 123, is included in Note 2 to the consolidated financial statements and is determined as if the Company accounted for its employee stock compensation under the fair value method. The fair value of each option grant is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions by year.

	2005	2004	2003

Long Term Performance Compensation Plan
Risk free interest rate	4.18%	3.25%	2.78%
Dividend yield	1.10%	1.88%	2.20%
Volatility factor of the expected market price of the Company’s common shares	.228	.308	.298
Expected life for the options (in years)	5.00	5.00	5.00

Employee Share Purchase Plan
Risk free interest rate	2.75%	1.29%	1.32%
Dividend yield	1.10%	1.88%	2.20%
Volatility factor of the expected market price of the Company’s common shares	.228	.308	.298
Expected life for the options (in years)	1.00	1.00	1.00

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	Long-Term Performance Compensation Plan
(common shares in thousands)	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	754	$11.81	785	$9.94	808	$9.37
Granted	192	31.05	192	15.97	205	12.70
Exercised	(246)	9.68	(216)	8.76	(205)	10.54
Expired/forfeited	(3)	31.00	(7)	10.27	(23)	9.23

Outstanding at end of year	697	17.76	754	11.81	785	9.94

	2005	2004	2003

Weighted average fair value of options granted during year	$7.77	$4.26	$3.07

Options exercisable at end of year	523	576	611

Weighted average exercise price of options exercisable at end of year	$14.83	$10.84	$9.34

Options available for grant at December 31, 2005	410
Price range of options at December 31, 2005	$8.875 to $39.86
Weighted average remaining Contractual life (in years)	2.78
The following table provides additional information about outstanding options categorized by exercise price.
(options in thousands)

			Weighted		Weighted
			Average		Average
		Weighted-	Remaining		Exercise Price
Range of	Outstanding	Average	Contractual	Vested	of Vested
Exercise Price	Options	Exercise Price	Life	Options	Options

$8.875 – $9.125	59	$8.90	1.90	59	$8.90
$10.00 – $10.375	102	$10.01	1.52	102	$10.01
$12.70	170	$12.70	2.00	170	$12.70
$15.967	178	$15.97	3.01	126	$15.97
$31.00 – $39.86	188	$31.05	4.25	66	$31.00

	697			523

In December 2004, the FASB issued Statement No. 123R (Revised 2004), ‘‘Share-Based Payment.’’ This standard requires expensing of stock options and other share-based payments and supersedes FASB Statement No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. The standard is effective for the Company as of January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards.
11. Other Commitments and Contingencies
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
Lease income from operating leases to customers (including month to month and per diem leases) and rental expense for railcar leases were as follows:

	Year ended December 31
(in thousands)	2005	2004	2003

Rental and service income – operating leases	$62,351	$43,306	$12,653

Rental expense	$15,709	$12,150	$5,108

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income –	Minimum
(in thousands)	Operating Leases	Rental Expense

Year ended December 31
2006	$50,501	$15,793
2007	39,475	15,888
2008	29,112	13,368
2009	19,274	11,933
2010	10,541	10,049
Future years	20,063	10,638

	$168,966	$77,669

Other Leasing Activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $3.8 million, $4.2 million and $4.9 million in 2005, 2004 and 2003, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2005 are as follows: 2006 — $2.1 million; 2007 — $2.0 million; 2008 — $1.6 million; 2009 — $1.6 million; 2010 — $1.7 million; and $6.2 million thereafter.
In the third quarter of 2005, the Company entered into a direct financing lease with an ethanol entity in which the Company is a minority investor. The Company will lease its Albion, Michigan grain facility (land, buildings and equipment) to the entity for a term of 50 years with a base rent of $650,000 in year one plus an inflation adjustment for subsequent years. The lease will commence upon completion of an ethanol plant being constructed by the entity adjacent to the Company’s grain facility.
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
12. Employee Benefit Plan Obligations
The Company provides retirement benefits for substantially all of its employees under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $1.5 million in 2005 and $1.4 million in each of 2004 and 2003. The Company also provides certain health insurance benefits to employees, including retirees.
Defined Benefit Plans:
The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its employees. The plans provide defined benefits based on years of service and average monthly compensation for the highest five consecutive years of employment within the final ten years of employment (final average pay formula).
Subsequent to December 31, 2005, the Company amended its defined benefit pension plans effective January 1, 2007. These amendments include the following provisions:
•	Benefits for the retail line of business employees will be frozen at December 31, 2006.

•	Benefits for the non-retail line of business employees will be modified at December 31, 2006 with the benefit beginning January 1, 2007 to be calculated using a new career average formula.

•	In the case of all employees, compensation for the years 2007-2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.

•	Consistent with these amendments, the Company expects to enhance its contributions to defined contribution plans beginning in 2007.
The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a limit on the Company’s share for most retirees.
The measurement date for all plans is December 31.
Obligation and Funded Status
Following are the details of the liability and funding status of the pension and postretirement benefit plans:

			Postretirement
(in thousands)	Pension Benefits		Benefits
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$49,539	$41,288	$23,636	$21,428
Correction of prior errors	2,236	—	(937)	—
Service cost	3,611	3,124	458	623
Interest cost	2,947	2,488	1,117	1,296
Actuarial (gains)/losses	8,091	3,645	(1,879)	1,827
Plan amendment	—	—	—	(712)
Participant contributions	—	—	210	187
Benefits paid	(2,838)	(1,006)	(1,570)	(1,013)

Benefit obligation at end of year	63,586	49,539	21,035	23,636

Change in plan assets
Fair value of plan assets at beginning of year	38,374	32,520	—	—
Actual gains on plan assets	3,136	3,432	—	—
Company contributions	9,538	3,428	1,360	826
Participant contributions	—	—	210	187
Benefits paid	(2,838)	(1,006)	(1,570)	(1,013)

Fair value of plan assets at end of year	48,210	38,374	—	—

Underfunded status of plans at end of year	(15,376)	(11,165)	(21,035)	(23,636)
Unrecognized net actuarial loss	24,675	16,706	13,175	16,985
Unrecognized prior service cost	72	37	(5,080)	(6,238)

Prepaid (accrued) benefit cost	$9,371	$5,578	$(12,940)	$(12,889)

The correction of prior errors results from the discovery in the first quarter of 2005 of errors in the actuarial valuations used to determine pension and postretirement benefit obligations and expense which resulted in the understatement of operating, administrative and general expenses during the years 2001 through 2004. These errors resulted from the miscalculation of the value of certain benefits provided under the Company’s pension plans and incorrect assumptions with respect to rates of retirement used in the pension plans and the postretirement plan. The entire correction was recorded in the first quarter of 2005 on the basis that it was not material to the current or prior periods. This additional expense represents the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly states assets and liabilities with respect to the pension and postretirement benefit plans.
Amounts recognized in the consolidated balance sheets at December 31 consist of:

			Postretirement
(in thousands)	Pension Benefits		Benefits
	2005	2004	2005	2004

Accrued expenses	$—	$(549)	$—	$—
Pension asset	10,130	6,127	—	—
Accumulated OCI	167	—	—
Employee benefit plan obligations	(926)	—	(12,940)	(12,889)

Net amount recognized	$9,371	$5,578	$(12,940)	$(12,889)

Obligations and assets at December 31 for all Company defined benefit plans are as follows:

(in thousands)	2005	2004

Projected benefit obligation	$63,586	$49,539

Accumulated benefit obligation	$46,899	$34,585

Fair value of plan assets	$48,210	$38,374

Amounts applicable to an unfunded Company defined benefit plan with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2005	2004

Projected benefit obligation	$1,034	$1,098

Accumulated benefit obligation	$926	$704

A change in the additional minimum pension liability of $0.2 million ($0.1 million net of tax) was recorded in other comprehensive income in 2005.

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

	Expected Pension	Expected Postretirement
Year	Benefit Payout	Benefit Payout

2006	$4,770	$1,007
2007	5,837	1,071
2008	5,364	1,127
2009	5,660	1,187
2010	5,905	1,251
2011-2015	37,205	6,985
Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2005	2004	2003	2005	2004	2003

Service cost	$3,611	$3,124	$2,684	$458	$623	$532
Interest cost	2,947	2,488	2,148	1,117	1,296	1,266
Expected return on plan assets	(3,286)	(2,902)	(2,182)	—	—	—
Amortization of prior service cost	11	26	26	(473)	(489)	(489)
Recognized net actuarial loss	1,386	999	1,014	737	903	852
Current period impact of prior errors	1,076	—	—	(429)	—	—

Benefit cost	$5,745	$3,735	$3,690	$1,410	$2,333	$2,161

Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2005	2004	2003	2005	2004	2003

Used to Determine Benefit Obligations at Measurement Date
Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Rate of compensation increases	4.50%	4.00%	4.00%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected long-term return on plan assets	8.75%	9.00%	9.00%	—	—	—
Rate of compensation increases	4.00%	4.00%	4.00%	—	—	—
The discount rate for measuring the 2005 benefit obligations was calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to then use the nearest tenth of a percent from this calculated rate.
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
Assumed Health Care Cost Trend Rates at Beginning of Year

	2005	2004

Health care cost trend rate assumed for next year	10.5%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017
     The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2005	$(30)	$28
Effect on postretirement benefit obligation as of December 31, 2005	(227)	197
To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. Assets of the trust amounted to $4.9 million and $4.4 million at December 31, 2005 and 2004, respectively, and are included in prepaid expenses and other current assets.
In May, 2004, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. Under the provisions of this FSP, the Company determined in 2004 that the benefits for a small group of retirees were actuarially equivalent to Medicare Part D and qualified for the future U.S. Government subsidy. In January 2005, the Centers for Medicare and Medicaid Services issued their final regulations on determination of actuarial equivalency. During 2005, the Company’s actuaries completed their final determination of actuarial equivalency of the Company’s postretirement health plan in accordance with these regulations and determined that the Company’s plans for all retirees would qualify as actuarially equivalent. The total reduction of the January 1, 2005 accumulated postretirement benefit obligation related to Medicare Part D is $4.6 million and this resulted in a reduction of 2005 expense by $0.7 million. The amount recognized as a reduction in 2004 for Medicare Part D actuarially equivalency was less than $0.1 million.

Plan Assets
     The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2005	2004

Equity securities	75%	74%
Debt securities	23%	23%
Cash and equivalents	2%	3%

	100%	100%

The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:
•	ensure superior long-term capital growth and capital preservation

•	reduce the level of the unfunded accrued liability in the plan, and

•	offset the impact of inflation
Risks of investing are managed through asset allocation and diversification and are monitored by the Company’s pension committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to minimize risk, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction does not apply to mutual funds.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security

Equity based	60%	80%	<10%
Fixed income based	20%	35%	<5%
Cash and equivalents	1%	5%	<5%
There is no equity or debt of the Company included in the assets of the defined benefit plan.
Cash Flows
The Company expects to make a minimum contribution to the funded defined benefit pension plan of approximately $5.0 million in 2006. The Company reserves the right to contribute more or less than this amount.

13. Fair Values of Financial Instruments
The fair values of the Company’s cash equivalents, margin deposits, short-term borrowings and certain long-term borrowings approximate their carrying values since the instruments are close to maturity and/or carry variable interest rates based on market indices. The Company accounts for investments in affiliates on the equity method. The estimated fair values of these investments have no quoted market price.
Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 12 years. Based upon current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2005 and 2004, as follows:

(in thousands)	Carrying Amount	Fair Value

2005:
Long-term notes payable	$47,983	$46,843
Long-term notes payable non-recourse	108,355	104,788
Debenture bonds	32,875	33,012

	$189,213	$184,643

2004:
Long-term notes payable	$53,756	$53,781
Long-term notes payable non-recourse	74,406	72,213
Debenture bonds	30,466	31,191

	$158,628	$157,185

14. Business Segments
The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Agriculture Group includes grain merchandising, the operation of terminal grain elevator facilities, the investment in and management of ethanol production facilities and the manufacture and distribution of agricultural inputs, primarily fertilizer, to dealers and farmers. The Rail Group includes the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Turf & Specialty Group includes the production and distribution of turf care and corncob-based products. The Retail Group includes the operation of six large retail stores, a distribution center and a lawn and garden equipment sales and service shop.
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

			Turf &
2005	Agriculture	Rail	Specialty	Retail	Other	Total

Revenues from external customers	$899,329	$92,009	$122,561	$182,753	$—	$1,296,652
Inter-segment sales	9,148	479	1,184	—	—	10,811
Other income (net)	1,962	642	589	646	844	4,683
Equity in net income of investees – equity method	2,321	—	—	—	—	2,321
Interest expense (income) (a)	5,773	4,847	1,637	1,133	(1,311)	12,079
Operating income (loss)	22,974	22,822	(3,044)	2,921	(6,361)	39,312
Identifiable assets	311,909	175,516	61,058	50,830	34,831	634,144
Capital expenditures	8,754	786	387	1,161	839	11,927
Railcar expenditures	—	98,880	—	—	—	98,880
Investment in affiliate	16,005	—	—	—	—	16,005
Depreciation and amortization	6,142	11,119	2,230	2,133	1,264	22,888

			Turf &
2004	Agriculture	Rail	Specialty	Retail	Other	Total

Revenues from external customers	$901,139	$59,283	$127,814	$178,696	$—	$1,266,932
Inter-segment sales	9,504	495	1,363	—	—	11,362
Other income (net)	2,073	962	596	756	586	4,973
Equity in net income of investees – equity method	1,471	—	—	—	—	1,471
Interest expense (income) (a)	4,518	4,436	1,651	1,098	(1,158)	10,545
Operating income (loss)	21,302	10,986	(144)	2,108	(4,149)	30,103
Identifiable assets	277,535	133,691	76,716	52,752	32,904	573,598
Capital expenditures	9,305	207	1,409	608	1,672	13,201
Railcar expenditures	—	45,550	—	—	—	45,550
Acquisition of business	—	85,078	—	—	—	85,078
Investment in affiliate	675	—	—	—	—	675
Depreciation and amortization	6,244	9,115	2,282	2,398	1,396	21,435

			Turf &
2003	Agriculture	Rail	Specialty	Retail	Other	Total

Revenues from external customers	$891,215	$35,200	$134,017	$178,573	$—	$1,239,005
Inter-segment sales	12,280	914	1,146	—	—	14,340
Other income (net)	2,128	90	1,007	835	641	4,701
Equity in net income of investees – equity method	390	—	(43)	—	—	347
Interest expense (income) (a)	5,134	925	1,906	1,320	(1,237)	8,048
Operating income (loss)	13,868	4,062	1,022	3,413	(4,400)	17,965
Identifiable assets	272,229	50,263	83,577	55,526	31,697	493,292
Capital expenditures	7,507	558	1,262	1,397	1,025	11,749
Railcar expenditures	—	20,498	—	—	—	20,498
Investment in affiliate	1,182	—	—	—	—	1,182
Depreciation and amortization	5,986	3,064	2,272	2,470	1,347	15,139

(a)	The interest income reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Grain sales for export to foreign markets amounted to approximately $113 million, $213 million and $181 million in 2005, 2004 and 2003, respectively. Revenues from leased railcars in Canada totaled $19.0 million and $8.4 million in 2005 and 2004, respectively. The net book value of the leased railcars at December 31, 2005 and 2004 was $30 million and $28.8 million respectively. Lease revenue on railcars in Mexico totaled $0.5 million in each of 2005 and 2004. The net book value of the leased railcars at December 31, 2005 and 2004 was $1.2 million and $1.4 million respectively.
Grain sales of $132 million, $144 million and $197 million in 2005, 2004, and 2003, respectively, were made to Cargill, Inc.

15. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2005 and 2004.
     (in thousands, except for per common share data)

			Net Income (Loss)
				Per Share-
Quarter Ended	Net Sales	Gross Profit	Amount	Basic

2005
March 31	$258,657	$39,959	$1,034	$0.14
June 30	365,116	53,018	10,353	1.40
September 30	288,708	36,546	(636)	(0.09)
December 31	384,171	68,623	15,336	2.05

Year	$1,296,652	$198,146	$26,087	3.52

2004
March 31	$274,336	$36,062	$(246)	$(0.03)
June 30	374,510	56,068	10,062	1.39
September 30	248,124	40,740	1,048	0.14
December 31	369,962	56,229	8,280	1.14

Year	$1,266,932	$189,099	$19,144	2.64

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers to allow timely decisions regarding required financial disclosures. The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. As of December 31, 2005, the Company’s management, under the supervision and with the participation of the Certifying Officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in Item 8 on page 49. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 on page 50.
Changes in Internal Control Over Financial Reporting
As reported in the Company’s 10Q/A for the quarter ended September 30, 2005, subsequent to filing the Quarterly Report on Form 10Q, management discovered an error in the cash flow statement relating to a single class of debt financing transactions in which proceeds were incorrectly classified as proceeds on the sale of railcars. The gain on sale of railcars and related leases was also overstated by the same amount. As a result of the discovery of these errors, the Company’s financial statements for the quarter ended September 30, 2005 were restated. In connection with this restatement, management concluded that as of the quarterly reporting period ended September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation, and disclosure of the Company’s condensed consolidated statement of cash flows. In addition, this control deficiency could have resulted in a misstatement of cash flows that could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness.
In the fourth quarter of 2005, the Company implemented new controls and processes to remediate the material weakness identified above. The newly implemented controls and processes include:
•	The accumulation of data used in the preparation of the quarterly consolidated statement of cash flows is now being done on a monthly basis to allow for a more timely review as well as to allow for more time for issues and/or reconciling items to be investigated and/or corrected before financial data is published.

•	The existing control of requiring a second detailed and documented review within the Rail Group is now being done monthly.

•	The financial data provided by the Rail Group that is used directly in the financial statements is also being reviewed and analyzed independently outside of the Rail Group on a monthly basis. As part of this review, the information is validated and formally documented.
We completed our testing of the newly implemented controls and concluded that they were operating effectively and, therefore, conclude that this material weakness has been remediated. Other than these newly implemented controls and processes, there has been no change in the

Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 12, 2006 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II. Consolidated Valuation and Qualifying Accounts — years ended December 31, 2005, 2004 and 2003	95
          All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
     (3) Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the sixth amendment dated September 27, 2004 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10K for the year ended December 31, 2004).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting.

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.
          The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Reports on Form 8-K:

A report on Form 8-K was filed on November 2, 2005 which contained the Company’s third quarter press release. This form was amended on the same day to revise an incorrect reference to the second quarter.

A report on Form 8-K was filed on November 18, 2005 which informed readers that a restatement of the third quarter cash flow statement was needed to correct an error and which disclosed a material weakness in reporting controls around this same error. The Form 10-Q/A was refiled with the correction on February 21, 2006.

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

Signature	Title	Date	Signature	Title	Date
/s/ Michael J. Anderson	President and	3/14/06	/s/ Paul M. Kraus	Director	3/14/06

Michael J. Anderson	Chief Executive Officer		Paul M. Kraus
(Principal Executive
Officer)

Vice President,
/s/ Richard R. George	Controller & CIO	3/14/06	/s/ Donald L. Mennel	Director	3/14/06

Richard R. George	(Principal Accounting		Donald L. Mennel
Officer)

Vice President,
/s/ Gary L. Smith	Finance & Treasurer	3/14/06	/s/ David L. Nichols	Director	3/14/06

Gary L. Smith	(Principal Financial		David L. Nichols
Officer)

/s/ Richard P. Anderson	Chairman of the Board	3/14/06	/s/ Sidney A. Ribeau	Director	3/14/06

Richard P. Anderson	Director		Sidney A. Ribeau

/s/ Thomas H. Anderson	Director	3/14/06	/s/ Charles A. Sullivan	Director	3/14/06

Thomas H. Anderson			Charles A. Sullivan

/s/ John F. Barrett	Director	3/14/06	/s/ Jacqueline F. Woods	Director	3/14/06

John F. Barrett			Jacqueline F. Woods

/s/ Robert J. King	Director	3/14/06

Robert J. King

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(1)	End of
Description	Period	Expenses	Accounts –	Deductions	Period

Allowance for Doubtful Accounts Receivable– Year ended December 31
2005	$2,136	$585	$—	$615	$2,106
2004	2,274	240	—	378	2,136
2003	3,014	319	—	1,059	2,274

Allowance for Doubtful Notes Receivable – Year ended December 31
2005	$173	$(31)	$—	$110	$32
2004	259	(39)	—	47	173
2003	222	37	—	—	259

Valuation Allowance for Deferred Tax Assets – Year ended December 31
2005	$945	$98	$—	$—	$1,043
2004	771	174	—	—	945
2003	636	135	—	—	771

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

Exhibit
Number
21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350