Form 10-Q
period 2006-03-31
ANDERSONS INC
filed 2006-05-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐
Indicate by check ☑ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐ Accelerated Filer ☑  Non-accelerated filer ☐
Indicate by check ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The registrant had 7.6 million common shares outstanding, no par value, at April 28, 2006.

THE ANDERSONS, INC.
INDEX

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2006	2005	2005

Current assets:
Cash and cash equivalents	$15,821	$13,876	$6,138
Restricted cash	3,856	3,936	1,482
Accounts and notes receivable:
Trade receivables, net	95,313	74,436	81,587
Margin deposits	4,750	8,855	9,191

	100,063	83,291	90,778

Inventories:
Grain	137,220	143,442	148,337
Agricultural fertilizer and supplies	62,248	35,442	55,827
Lawn and garden fertilizer and corncob products	25,357	31,280	31,367
Railcar repair parts	3,945	3,177	1,937
Retail merchandise	33,160	27,189	32,909
Other	268	276	273

	262,198	240,806	270,650
Railcars available for sale	2,407	5,375	5,351
Deferred income taxes	2,511	2,087	2,819
Prepaid expenses and other current assets	27,371	23,170	22,944

Total current assets	414,227	372,541	400,162

Other assets:
Pension asset	8,939	10,130	5,688
Other assets and notes receivable, net	9,252	8,393	9,926
Investments in and advances to affiliates	45,315	20,485	5,335

	63,506	39,008	20,949
Railcar assets leased to others, net	131,991	131,097	113,318
Property, plant and equipment:
Land	12,104	12,154	11,956
Land improvements and leasehold improvements	32,404	32,265	31,002
Buildings and storage facilities	105,397	104,656	102,704
Machinery and equipment	128,909	128,276	126,850
Software	6,750	6,652	6,262
Construction in progress	1,105	1,183	1,858

	286,669	285,186	280,632
Less allowances for depreciation and amortization	195,726	193,688	189,231

	90,943	91,498	91,401

	$700,667	$634,144	$625,830

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2006	2005	2005

Current liabilities:
Short-term borrowings	$132,100	$12,400	$114,400
Accounts payable for grain	30,656	80,945	29,881
Other accounts payable	72,855	72,240	72,088
Customer prepayments and deferred revenue	60,162	53,502	59,922
Accrued expenses	21,342	27,684	15,291
Current maturities of long-term debt – non-recourse	13,777	19,641	10,119
Current maturities of long-term debt	11,023	9,910	5,936

Total current liabilities	341,915	276,322	307,637

Deferred income and other long-term liabilities	1,585	1,131	1,095
Employee benefit plan obligations	14,582	14,290	17,888
Long-term debt — non-recourse, less current maturities	86,269	88,714	61,465
Long-term debt, less current maturities	77,217	79,329	89,151
Deferred income taxes	15,526	15,475	13,839

Total liabilities	537,094	475,261	491,075

Shareholders’ equity:
Common shares (25,000 shares authorized; stated value of $.01 per share; 8,430 shares issued)	84	84	84
Additional paid-in capital	72,597	70,121	68,376
Treasury shares (829, 910 and 1,030 shares at 3/31/06, 12/31/05 and 3/31/05, respectively; at cost)	(14,534)	(13,195)	(12,530)
Accumulated other comprehensive loss	(311)	(455)	(529)
Unearned compensation	—	(259)	(89)
Retained earnings	105,737	102,587	79,443

	163,573	158,883	134,755

	$700,667	$634,144	$625,830

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended March 31
	2006	2005

Sales and merchandising revenues	$280,658	$258,656
Cost of sales and merchandising revenues	239,173	218,697

Gross profit	41,485	39,959

Operating, administrative and general expenses	37,906	36,901
Interest expense	4,194	2,950
Other income / gains:
Other income, net	3,059	1,079
Equity in earnings of affiliates	3,553	446

Income before income taxes	5,997	1,633
Income tax expense	2,162	599

Net income	$3,835	$1,034

Per common share:
Basic earnings	$0.51	$0.14

Diluted earnings	$0.49	$0.14

Dividends paid	$0.09	$0.08

Weighted average shares outstanding-basic	7,545	7,373

Weighted average shares outstanding-diluted	7,819	7,643

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three Months ended
	March 31
	2006	2005

Operating Activities
Net income	$3,835	$1,034
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6,047	5,490
Unremitted earnings of unconsolidated affiliates	(1,978)	597
Realized gains on sales of railcars and related leases	(2,759)	(473)
Gain on sale of property, plant and equipment	(45)	(11)
Excess tax benefit from share-based payment arrangement	(2,199)	—
Deferred income taxes	(370)	(447)
Other	583	65
Changes in operating assets and liabilities:
Accounts and notes receivable	(16,728)	(24,543)
Inventories	(21,392)	(19,222)
Prepaid expenses and other assets	(3,187)	(523)
Accounts payable for grain	(50,289)	(57,441)
Other accounts payable and accrued expenses	4,072	14,148

Net cash used in operating activities	(84,410)	(81,326)

Investing Activities
Purchases of railcars	(12,347)	(21,826)
Proceeds from sale or financing of railcars and related leases	13,398	9,818
Purchases of property, plant and equipment	(2,495)	(1,896)
Proceeds from sale of property, plant and equipment	151	85
Investment in affiliates	(22,852)	(1,895)
Change in restricted cash	80	50

Net cash used in investing activities	(24,065)	(15,664)

Financing Activities
Net increase in short-term borrowings	119,700	102,300
Proceeds from issuance of long-term debt	258	692
Payments on long-term debt	(1,257)	(1,413)
Proceeds from issuance of non-recourse long-term debt	2,001	—
Payments of non-recourse long-term debt	(10,310)	(2,822)
Change in overdrafts	(2,360)	(4,017)
Proceeds from sale of treasury shares to employees and directors	830	540
Dividends paid	(641)	(591)
Excess tax benefit from share-based payment arrangement	2,199	—

Net cash provided by financing activities	110,420	94,689
Increase (decrease) in cash and cash equivalents	1,945	(2,301)
Cash and cash equivalents at beginning of period	13,876	8,439

Cash and cash equivalents at end of period	$15,821	$6,138

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2005	$84	$67,960	$(12,654)	$(397)	$(119)	$79,002	$133,876

Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (168 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($.335 per common share)						(2,502)	(2,502)

Balance at December 31, 2005	84	70,121	(13,195)	(455)	(259)	102,587	158,883

Net income						3,835	3,835
Other comprehensive income:
Cash flow hedge activity				144			144

Comprehensive income							3,979
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,337 (81 shares)		2,476	(1,339)		259		1,396
Dividends declared ($0.09 per common share)						(685)	(685)

Balance at March 31, 2006	$84	$72,597	$(14,534)	$(311)	$—	$105,737	$163,573

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
Note A: Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Such adjustments consist only of normal recurring adjustments.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2005 was included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
Note B: Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company will recognize these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $0.4 million in the first quarter of 2006. The result of adopting SFAS 123(R), was an additional charge to income before income taxes and net income of $0.3 million and $0.2 million, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact of adoption on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months ended March 31, 2005 assuming that the Company had accounted for its stock based compensation programs using the fair value method promulgated by SFAS 123 at that time.

Three months ended
March 31, 2005
(in thousands, except per share data)
Net income reported	$1,034
Add: Stock–based compensation included in reported net income, net of related tax effects	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37)

Pro forma net income	$1,016

Earnings per share:
Basic — as reported	$0.14
Basic — pro forma	$0.14
Diluted — as reported	$0.14
Diluted — pro forma	$0.13
The Company’s 2005 Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”) authorizes the Board of Directors to grant options, performance shares and share awards to employees and outside directors for up to 200 thousand of the Company’s common shares. Additionally, options and share awards (totaling 210 thousand common shares) that remained available under The Andersons, Inc. Amended and Restated Long-Term Performance Plan (the “Prior Plan”) upon termination of that plan on May 7, 2005 have been transferred to the LT Plan. Options granted under the LT Plan and Prior Plan have a maximum term of 10 years. Options granted to outside directors have a fixed term of five years and vest after one year.
Option Awards
Options granted to management personnel under the LT Plan prior to 2006 have a term of five-years and vest 40% immediately, an additional 30% after one year and the remaining 30% after two years. Options granted to directors prior to 2006 vested after one year. Options granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. There were no grants of options in the first quarter of 2006.
The fair value for stock options was estimated at the date of grant, using a Black-Scholes option pricing model, which requires management to make certain assumptions.

Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

2005
Long Term Performance Compensation Plan
Risk free interest rate	4.18%
Dividend yield	1.10%
Volatility factor of the expected market price of the Company’s common shares	.228
Expected life for the options (in years)	5.00
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted prior to 2006 vest 50% after one year and the remaining 50% after two years. Restricted stock issued is recorded based on the market value of the Company’s common shares on the date of the award and the related compensation expense is recognized over the vesting period.
Performance Share Units
The LT Plan also allows for the award of Performance Share Units (“PSUs”). Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Currently, the Company is accounting for the awards granted in 2005 at the maximum amount available for issuance at December 31, 2007. Fair value of performance share units issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected.
Employee Share Purchase Plan
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
Fair Value
The fair value of the option component of the ESP Plan is estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions for the appropriate year. Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past year. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury issues with a one year term. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

	2006	2005
Employee Share Purchase Plan
Risk free interest rate	4.38%	2.75%
Dividend yield	0.84%	1.10%
Volatility factor of the expected market price of the Company’s common shares	.419	.228
Expected life for the options (in years)	1.00	1.00
Stock Option Activity
A reconciliation of the number of options outstanding and exercisable under the Long-Term Performance Compensation Plan as of March 31, 2006, and changes during the period then ended is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Term	($000)

Outstanding at January 1, 2006	697	$17.76
Granted	—	—
Exercised	(118)	12.41
Cancelled / forfeited	(1)	31.00

Outstanding at March 31, 2006	578	$18.83	2.74	$34,362

Vested and Expected to vest at March 31, 2006	577	$18.81	2.74	$34,305

Exercisable at March 31, 2006	457	$15.59	2.41	$28,646

There were no options granted in either the three months ended March 31, 2006 or 2005.

	2006	2005

Total intrinsic value of options exercised during the three months ended March 31 (000’s)	$5,989	$945

Total fair value of shares vested during the three months ended March 31 (000’s)	$223	$467

As of March 31, 2006, there was $0.1 million of total unrecognized compensation cost related to stock options granted under the LT Plan. That cost is expected to be recognized over the next twelve months.
A summary of the status of the Company’s nonvested restricted shares as of March 31, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	20	$25.91
Granted	—	—
Vested	7	17.18
Forfeited	—	—

Nonvested at March 31, 2006	13	$31.00
As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next twelve months.
A summary of the status of the Company’s performance share units as of March 31, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	17	$31.00
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	17	$31.00
As of March 31, 2006, there was $0.3 million of total unrecognized compensation cost related to nonvested performance share units granted under the LT Plan. That cost is expected to be recognized over the next 1.75 years.
Note C: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months Ended
	March 31
(in thousands)	2006	2005

Weighted average shares outstanding — basic	7,545	7,373
Restricted shares and shares contingently issuable upon exercise of options	274	270

Weighted average shares outstanding — diluted	7,819	7,643

There were no antidilutive options in the first quarter of 2006 or 2005.
Note D: Employee Benefit Plans
In the first quarter of 2006, the Company’s Board of Directors approved changes to its defined benefit plans effective January 1, 2007. These changes include freezing benefits for certain employee groups and adjusting the formula for employees who continue to earn benefits after January 1, 2007. This plan amendment triggered a new valuation at February 28, 2006 resulting in an actuarial gain of $1.8 million.
Expense for the first quarter of 2005 includes a correction of prior errors for the years 2001 through 2004 on the basis that it is not material to the current or prior periods. Additional employee benefits expense for pension and postretirement benefits of $0.6 million ($0.4 million, net of tax or $0.05 per diluted share) is included as a component of operating, administrative and general expenses. This additional expense represents the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly states assets and liabilities with respect to our pension and postretirement benefit plans. This adjustment is not included in the table below which reflects only 2006 pension and postretirement benefit expense and 2005 pension and postretirement benefit expense actually recorded in that period.
Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company:

			Postretirement
	Pension Benefits		Benefits
(in thousands)	2006	2005	2006	2005

Service cost	$993	$903	$136	$150
Interest cost	803	737	311	333
Expected return on plan assets	(987)	(822)	—	—
Amortization of prior service cost	(51)	3	(110)	(118)
Recognized net actuarial loss	477	346	228	226

Benefit cost	$1,235	$1,167	$565	$591

The Company made no contributions to its defined benefit pension plan in either of the first quarter of 2006 or 2005. The Company currently expects to make a total contribution of approximately $5.0 million for 2006, which exceeds the required minimum contribution. The Company contributed $9.5 million in 2005.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first quarter of 2006 and 2005, payments of $0.3 million and $0.2 million, respectively were made by the Company.
Note E: Segment Information
In the first quarter of 2006, the Company re-aligned its business segments by separating the Agriculture Group into two distinct segments, the Grain & Ethanol Group and the Plant Nutrient Group. The decision to change the Company’s Agriculture segment was made in order to provide more meaningful information as the Grain & Ethanol Group is redeploying certain of its assets and investing new assets into supporting the ethanol market. All prior periods have been restated for this change in reporting and the updated presentation is consistent with the reporting to management during the first quarter of 2006.
Results of Operations — Segment Disclosures
(in thousands)

	Grain &	Plant		Turf &
First Quarter 2006	Ethanol	Nutrient	Rail	Specialty	Retail	Other	Total
Revenues from external customers	$128,625	$46,033	$34,383	$39,505	$32,112	$—	$280,658
Inter-segment sales	334	2,287	135	530	—	—	3,286
Other income	2,088	101	120	363	164	223	3,059
Equity in earnings of affiliates	3,553	—	—	—	—	—	3,553
Interest expense (income)(a)	1,667	660	1,594	540	315	(582)	4,194
Operating income (loss)	1,780	(1,235)	6,218	2,149	(2,441)	(474)	5,997
Identifiable assets	233,214	117,159	174,864	77,521	56,453	41,456	700,667

	Grain &	Plant		Turf &
First Quarter 2005	Ethanol	Nutrient	Rail	Specialty	Retail	Other	Total
Revenues from external customers	$120,937	$44,071	$17,705	$40,891	$35,052	$—	$258,656
Inter-segment sales	—	1,468	113	488	—	—	2,069
Other income	238	224	185	168	132	132	1,079
Equity in earnings of affiliates	443	3	—	—	—	—	446
Interest expense (income)(a)	1,154	427	1,235	506	298	(670)	2,950
Operating income (loss)	1,738	(787)	3,640	1,077	(2,098)	(1,937)	1,633
Identifiable assets	202,111	107,291	142,751	87,439	57,332	28,906	625,830

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note F: Equity Method Investees
The Company holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income / loss less any distributions it has received. The Company’s share of income on its investment in these entities for the three months ended March 31, 2006 and 2005 aggregated $3.6 million and $0.4 million respectively.
In the first quarter of 2006, the Company invested an additional $2.4 million in Lansing Trade Group LLC (formerly Lansing Grain Company LLC), and now holds an ownership interest of 36.1%. The following table presents summarized financial information of this investment as it qualifies as a significant subsidiary. Income before income taxes is presented as the subsidiary is structured as a limited liability company.

	Three Months ended March 31
(in thousands)	2006	2005

Net sales	$343,668	$289,095
Gross profit	16,803	4,126
Income from continuing operations	10,170	1,512
Net income	10,170	1,512
Lansing Trade Group LLC focuses on trading commodity contracts and has made an additional investment into Lansing Ethanol Services LLC, a venture formed to focus on trading related to the energy industry. The Company has the option to increase its investment in Lansing Trade Group in each of 2007 and 2008.
In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”), a development stage company in the process of constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. The Company plans on leasing this grain facility to TACE upon completion of the ethanol production facility. As part of the formation of TACE, the Company provided services to the LLC relating primarily to debt issuance and raising of outside capital for which it was compensated. The Company recognized other income of $1.9 million in the first quarter of 2006 relating to these services.
The Company also has a 44% interest in The Andersons Albion Ethanol LLC, a development stage company in the process of constructing a 55 million gallon per year ethanol production facility. The Company plans to lease its Albion, Michigan grain facility to the LLC upon completion of the ethanol production facility. This facility is expected to begin ethanol production in the third quarter of 2006.

The Company has management contracts to operate each of the ethanol facilities and has already begun to provide origination, marketing and risk management services also under separate contracts with each LLC. In the first quarter of 2006, the Company recognized income of $0.4 million relating to the management contracts noted above.
The Company has a $2.0 million investment for a 7.9% interest in Iroquois Bio-Energy Company LLC located in Rensselaer, Indiana, also a development stage company in the process of constructing a 40 million gallon per year ethanol production facility. The Company holds a contract for the originations of grain into the facility for which it will be separately compensated.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. Sales to related parties amounted to $1.6 million and $5.0 million in the first three months of 2006 and 2005 respectively. The Company recognized lease income on railcars leased to Lansing Trade Group of $0.2 million and $0.1 million in the first three months of 2006 and 2005 respectively. Revenues for service contracts with related parties were $0.4 million in the first quarter of 2006. Open accounts receivable totaled $0.9 million and $ 0.2  million at March 31, 2006 and 2005, respectively.
Note G: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. The Company is in the process of repairing the facility. The Company anticipates insurance claims for property damage, business interruption and extra expenses incurred. As of March 31, 2006 the Company has incurred costs of $3.8 million relating to the clean-up and repair of the facility and $0.9 in inventory losses (after deductible) which have been funded by the insurance company with a $6 million advance.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply of and demand for commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; actions of insurers in regard to the Company’s insurance claims, interest rates; and income taxes.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in our 2005 Form 10-K. Additionally, the Company accounts for stock-based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the amount of awards to be issued under the performance share units. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Comparison of the three months ended March 31, 2006 with the three months ended March 31, 2005:

Sales and merchandising revenues	2006	2005

Grain & Ethanol	$128,625	$120,937
Plant Nutrient	46,033	44,071
Rail	34,383	17,705
Turf & Specialty	39,505	40,891
Retail	32,112	35,052

Total	$280,658	$258,656

Sales and merchandising revenues for the three months ended March 31, 2006 totaled $280.7 million, an increase of $22.0 million, or 8.5%, from the three months ended March 31, 2005.
Sales in the Grain & Ethanol Group were up $11.8 million, or 10% due entirely to an increase in volume. The 2004 record corn crop is being followed by, what appears at this time, to be the second largest corn crop on record. This expectation has continued to hold down prices. Merchandising revenues were down $4.1 million, or 63%, due to a $5.3 million decrease in grain space income partially offset by management fees earned of $0.4 million from contracts with the Company’s two ethanol equity method investees as well as $0.8 million in other merchandising revenues. Space income is earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. We anticipate that some or all of this space income decrease will be recovered in the second quarter of 2006.
A majority of this space income decrease has resulted from inventory of wheat that we hold in our Toledo area grain elevators. Toledo is one of a limited number of designated delivery locations for the fulfillment of Chicago Board of Trade futures contracts for soft red wheat and physical demand for this specific commodity has been soft for some time, in spite of strong demand and price increases in the wheat futures market. Our decline in space income results from the economics of soft demand for and high supply of the physical commodity – all impacting the basis component of grain price. Grain inventories on hand at March 31, 2006 were 58.4 million bushels, of which 11.8 million bushels were stored for others. This compares to 63.1 million bushels on hand at March 31, 2005, of which 10.4 million bushels were stored for others. Wheat held in inventory was 19.8 million and 18.3 million bushels at March 31, 2006 and 2005, respectively. Wheat conditions as of this writing are better than last year with 80% rated as good to excellent for the four states where the Company has facilities. At this time in 2005, approximately 70% was rated good to excellent. Corn and soybean planting has begun in those same states.
The Company is continuing repair of the grain storage and loading facility located on the Maumee River in Toledo, Ohio that was damaged on July 1, 2005. The facility, although leased, was insured by the Company for full replacement cost under the terms of the lease agreement. Until this facility is fully operational, the Company anticipates some logistical challenges due to the reduction in capacity, the inability to segregate grains to facilities and the loss of the use of a grain dryer and boat-loading facility. Claims for business interruption, including inventory loss, are in process.
With the Company’s significant investments in ethanol production facilities and the commitment to convert two of the existing grain elevator locations to service ethanol plants under construction, the Company’s Grain & Ethanol segment is expected to continue to grow. Ethanol industry growth could impact the Company in a variety of ways. In certain situations, construction of unrelated ethanol production facilities could negatively impact existing grain elevators buying corn for more traditional uses. However, growth of ethanol is expected to increase demand for corn as well. Opportunities exist for the Company to leverage its grain origination services, distillers dried grain and ethanol marketing services and commodity risk management services to its own and other ethanol production facilities. The Company continues to evaluate additional opportunities to move into the ethanol industry through investments in stand-alone facilities or contracts to provide services to new or existing facilities. Four of the LLC’s that the Company holds investments in also participate and/or are expected to participate in the ethanol industry either through commodity trading or production. Increased demand for corn could be positive for the Company’s Plant Nutrient Group as corn requires more nutrients (as opposed to other crops) that are supplied by this segment. Finally, ethanol transportation requirements could benefit the Company’s Rail Group.

Sales of fertilizer in the Plant Nutrient Group were up $2.0 million, or 5%, due to a 12% increase in the average price per ton sold partially offset by a 7% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen, phosphates and potassium. Generally these increases can be passed through to customers although price increases may also reduce demand at the producer level. Merchandising revenues decreased $0.1 million, or 12% from the first quarter of 2005 due to decreases in storage income. As of this writing, planting progress for the four states primarily served by the Company is slightly behind last year’s early planting. The last week of April saw a significant amount of planting done in all four states.
The Rail Group had a $16.7 million, or 94%, increase in revenues. The increase is due to a $9.5 million increase in car sales, a $4.3 million increase in leasing revenue in the Company’s lease fleet and a $2.9 million increase in revenue from the Company’s railcar repair and fabrication shops. Included in the $9.5 million of car sales are $0.9 million of revenue on cars at the end of their useful lives sold for scrap. A significant component of the railcar repair shop increase related to activity in the repair shop opened in Mississippi in the third quarter of 2005 and relates primarily to repairing cars damaged by Hurricane Katrina. Finally, the Company’s purchase of additional product lines in the third quarter of 2005 added some additional revenues.
Railcars under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2006 were 19,185 compared to 16,106 at March 31, 2005. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) increased from 93% at March 31, 2005 to 95% at March 31, 2006.
The Turf & Specialty Group had a $1.4 million, or 3%, decrease in sales and merchandising revenues resulting from decreased sales of $7.8 million in the Group’s consumer and industrial lawn business partially offset by a $6.3 million or 43% increase in sales in the Group’s professional lawn business. The decrease in the consumer and industrial lawn business was a direct result of a 34% decrease in volume. The decrease in volume is a result of the restructuring plan that was announced in the third quarter of 2005. The increase in the professional lawn business was a result of a 42% increase in volume. The cob-based business realized a sales increase of $0.1 million or 4% due to a 24% increase in the average price per ton sold partially offset by a 16% decrease in volume.
The Retail Group had a $2.9 million, or 8%, decrease in same-store sales in the first quarter of 2006 when compared to the first quarter of 2005 with decreases experienced in each of the Group’s market areas. The average sale per customer decreased approximately 6% and customer counts were down 3%. Sales for the Easter holiday occurred in the first quarter in 2005 and second quarter in 2006. Typically, the Retail stores see a large spike in revenues before this holiday.

Gross profit	2006	2005

Grain & Ethanol	$6,945	$10,199
Plant Nutrient	4,133	5,582
Rail	14,092	8,515
Turf & Specialty	6,635	5,858
Retail	9,680	9,805

Total	$41,485	$39,959

Gross profit for the first quarter of 2006 totaled $41.5 million for the Company, an increase of $1.5 million, or less than 4%, from the first quarter of 2005.
Gross profit in the Grain & Ethanol Group was down $3.3 million, resulting primarily from the decrease in merchandising revenues and specifically space income mentioned previously.
Gross profit in the Plant Nutrient Group decreased $1.4 million or 26% resulting primarily from improvements to the absorption costing of wholesale fertilizer tons manufactured and warehoused in the second quarter of 2005. This change resulted in a reclassification of approximately $1.8 million from operating, administrative and general expenses to cost of sales.
Gross profit in the Rail Group increased $5.6 million, or 65%. Lease fleet income increased by $1.5 million and income generated from car sales increased $2.5 million. The railcar repair and fabrication shops realized an increase in gross profit of $1.6 million, primarily due to the additional work in the Mississippi railcar repair shop as a result of hurricane Katrina and the product lines added in the third quarter of 2005.
Gross profit for the Turf & Specialty Group increased $0.7 million, or 13%, due to increased volumes in the professional lawn business and increased margins in the cob businesses. Gross profit in the consumer and industrial business was down 14% due to lower volumes. The 2005 restructuring of this Group is resulting in a shift in product mix to higher margin, value-add product lines from commodity or contract manufacturing resulting in more gross profit on lower revenues.
Gross profit in the Retail Group decreased $0.1 million, or 1%, from the first quarter of 2005. In spite of lower sales, favorable first quarter inventory results limited the gross profit reduction.
Operating, administrative and general expenses for the first quarter of 2006 totaled $37.9 million, a $1.0 million, or 3%, increase from the first quarter of 2005. Employee costs were up $0.2 million and include $0.3 million increase for stock compensation recognized in accordance with SFAS 123 (R), a $0.8 million increase in cash incentive plan accrual due to increased earnings and a reduction in benefits expense for the one time 2005 correction. Insurance expense increased by $0.2 million. Approximately $1.8 million of additional product related costs were reclassified in cost of sales for certain

Plant Nutrient Group products. The remaining increases were spread across a variety of lines and generally reflect business growth.
Interest expense for the first quarter of 2006 was $4.2 million, a $1.2 million, or 42%, increase from 2005. The majority of the increase was due to increased short term interest expense. Average 2006 daily short-term borrowings were significantly higher in the first quarter of 2006 compared to the first quarter of 2005 going from $71.4 million to $103.0 million. The average daily short-term interest rate increased 2.0% to 5.05%. Long term interest increased slightly.
The Company received $3.0 million from The Andersons Clymers Ethanol LLC for services provided relating to the formation of this entity of which $1.9 million was recognized in other income for the first quarter of 2006. Additionally, the Company’s share of earnings in its equity investees increased from $0.4 million in the first quarter of 2005 to $3.6 million in the first quarter of 2006. Nearly all of this income was recognized on the Company’s investment in Lansing Trade Group LLC. All of this income is included in the Grain & Ethanol Group and caused income to remain flat in the Group in spite of the decrease in gross profit as noted previously.

Income (loss) before income taxes	2006	2005

Grain & Ethanol	$1,780	$1,738
Plant Nutrient	(1,235)	(787)
Rail	6,218	3,640
Turf & Specialty	2,149	1,077
Retail	(2,441)	(2,098)
Other	(474)	(1,937)

Total	$5,997	$1,633

As a result, the pretax income of $6.0 million for the first quarter of 2006 was $4.4 million higher than pretax income of $1.6 million recognized in the first quarter of 2005. Income tax expense of $2.2 million was provided at 36.0%. The Company anticipates that its 2006 effective annual tax rate will be 36.0%. In the first quarter of 2005, income tax expense of $0.6 million was provided at 36.7%. The Company’s actual 2005 effective tax rate was 33.6% after a one-time adjustment of $0.6 million for a change in legislation relating to the State of Ohio franchise tax law.
Liquidity and Capital Resources
The Company’s operations used cash of $84.5 million in the first quarter of 2006, a change from a use of cash in operating activities of $81.3 million in the first quarter of 2005. This significant use of cash for operating activities is common in the first quarter of the year due to the nature of the Company’s commodity businesses. Net working capital at March 31, 2006 was $72.3 million, a $23.9 million decrease from December 31, 2005 and a $20.2 million decrease from March 31, 2005.

The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which provides the Company with $100 million in short-term lines of credit and an additional $100 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $50 million. The Company had drawn $132.1 million on its short-term line of credit at March 31, 2006. Peak short-term borrowing for the Company to date is $152.5 million on March 2, 2006. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At March 31, 2006, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.3 million and was recorded in the consolidated balance sheet.
Cash dividends of $0.08 per common share were paid for the first two quarters of 2005 and a dividend of $0.085 was paid for the third and fourth quarter of 2005. Cash dividends of $0.09 per common share were declared on each of December 16, 2005 and February 27, 2006 payable on January 22 and April 23 of 2006 to shareholders of record on January 3 and April 3 of 2006. The Company made income tax payments of $2.6 million in the first quarter of 2006 and expects to make payments totaling approximately $10.9 million for the remainder of 2006. During the first three months of 2006, the Company issued approximately seventy-four thousand shares to employees under its share compensation plans.
Total capital spending for 2006 on property, plant and equipment within our base businesses is expected to approximate $28.6 million and may include $3.8 million for expansion of operations in railcar repair facilities, $2.5 million in the Retail Group including information technology and store improvements, $2.9 million for expansion and improvements in the Plant Nutrient Group, $1.2 million for additional grain storage in the Grain & Ethanol Group and $0.8 million for manufacturing improvements in the Turf & Specialty Group. The remaining amount of $17.4 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. This forecasted spending does not include any expected repairs to the Toledo grain facility damaged in the events of July 1, 2005 as the Company expects to receive insurance proceeds to cover such repairs.
The Company invested $21.0 million in The Andersons Clymers Ethanol LLC in the first quarter of 2006 for approximately 37% of the business. The Company increased its equity investment in Lansing Trade Group LLC in March 2006 by investing an additional $2.4 million and is considering other opportunities for investment in ethanol production. The Company is also considering potential investments in non-Ethanol opportunities that have not yet been approved.

In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all provisions at March 31, 2006. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
Contractual Obligations
Future payments due under debt and lease obligations as of March 31, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$10,952	$18,943	$26,064	$31,983	$87,942
Long-term debt, securitized, non-recourse	13,777	26,282	26,628	33,359	100,046
Capital lease obligations	71	227	—	—	298
Operating leases	18,419	33,359	24,888	14,767	91,433
Purchase commitments (a)	291,823	102,757	—	—	394,580
Other long-term liabilities (b)	6,870	3,758	4,006	6,985	21,619

Total contractual cash obligations	$341,912	$185,326	$81,586	$87,094	$695,918

(a)	Includes the value of purchase obligations in the Company’s operating units, including $364 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2006 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2006 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $18.0 million at March 31, 2006, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 82% of the operating lease commitments above relate to 6,563 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.
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

The following table describes the railcar and locomotive positions at March 31, 2006:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	127
Owned-railcar assets leased to others	On balance sheet — non-current	10,785
Railcars leased from financial intermediaries	Off balance sheet	6,563
Railcars — non-recourse arrangements	Off balance sheet	1,710

Total Railcars		19,185

Locomotive assets leased to others	On balance sheet — non-current	15
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives — non-recourse arrangements	Off balance sheet	44

Total Locomotives		89

In addition, the Company manages 728 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $75.4 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 7 years. As of March 31, 2006, the majority of these railcars have been leased to customers over similar terms. The segment manages risk on leased assets by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.
Included in the above car counts are 5,947 railcars and 15 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,389 railcars and 1 locomotive owned by TARO-I, another wholly-owned subsidiary of the Company and bankruptcy remote entity.
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

	March 31	December 31
(in thousands)	2006	2005

Net long (short) position	$(3,058)	$478
Market risk	306	48

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

	March 31	December 31
(in thousands)	2006	2005

Fair value of long-term debt and interest rate contracts	$182,587	$192,844
Fair value in excess of (less than) carrying value	(5,366)	(4,570)
Market risk	5,645	1,508
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2006 and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the first quarter of 2006.

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
Item 1A: Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our most recently filed Annual Report on Form 10-K (Item 1A). There has been no material change in those risk factors.
Item 5. Other Information
      On April 1, 2006, the Company granted stock only stock appreciation rights (“SOSAR’s) at $78.23 per share to its officers, directors and other members of management and performance share units (PSU’s) to its officers. The Company also granted restricted shares to employees who were not executive officers. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	SOSAR’s	PSU’s	Restricted shares
Michael J. Anderson	22,000	3,710	—
Dennis S. Addis	8,000	1,570	—
Daniel T. Anderson	6,660	1,110	—
Harold M Reed	9,500	1,570	—
Rasesh H. Shah	12,000	1,570	—
Executive Group	18,100	3,110	—
Non-executive director group	33,000	—	—
Non-executive officer employee group	44,175	—	10,973
Item 6. Exhibits
     (a) Exhibits
10.19	Form of Stock Only Stock Appreciation Rights Agreement

10.20	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 9, 2006	By /s/Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: May 9, 2006	By /s/Richard R. George

Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: May 9, 2006	By /s/Gary L. Smith

Gary L. Smith
Vice President, Finance and Treasurer
(Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.19	Form of Stock Only Stock Appreciation Rights Agreement

10.20	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350