Form 10-K/A
period 2005-12-31
ANDERSONS INC
filed 2006-07-27
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: December 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ Commission file number: 000-20557
The Andersons, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-1562374

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

480 W. Dussel Drive, Maumee, Ohio	43537

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note:
We are filing this Amendment No. 1 on Form 10-K/A to The Andersons, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005 to amend and restate in its entirety Part II, Item 9A, in response to comments received by the Company from the Commission’s Staff pursuant to its review of the Company’s Registration Statement on Form S-3 (Reg. No. 333-135480).
The following item is included in this amendment:
Part II — Item 9A. Controls and Procedures
In addition, this amendment includes the following exhibits:
Exhibit 31.1 — Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)
Exhibit 31.2 — Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a)
Exhibit 31.3 — Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)
Exhibit 32 — Certifications Pursuant to 18 U.S.C. Section 1350.
This Amendment No.1 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 14, 2006 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

PART II
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
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included in Item 8 on page 49 of the Form 10-K filed on March 14, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 on page 50 of the Form 10-K filed on March 14, 2006.
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
These newly implemented controls and processes are changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter and have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV
ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Andersons, Inc.
By:	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: July 27, 2006