Form 10-Q
period 2006-06-30
ANDERSONS INC
filed 2006-08-07
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Indicate by check ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 15.3 million common shares outstanding, no par value, at July 31, 2006.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2006	2005	2005

Current assets:
Cash and cash equivalents	$15,474	$13,876	$7,864
Restricted cash	3,836	3,936	1,435
Accounts and notes receivable:
Trade receivables, net	87,152	74,436	77,397
Margin deposits	8,775	8,855	13,628

	95,927	83,291	91,025
Inventories:
Grain	83,400	143,442	103,970
Agricultural fertilizer and supplies	30,572	35,442	22,407
Lawn and garden fertilizer and corncob products	18,514	31,280	22,067
Railcar repair parts	3,932	3,177	2,216
Retail merchandise	32,247	27,189	31,477
Other	253	276	268

	168,918	240,806	182,405
Railcars available for sale	6,224	5,375	4,870
Deferred income taxes	1,250	2,087	2,096
Prepaid expenses and other current assets	17,149	23,170	9,211

Total current assets	308,778	372,541	298,906

Other assets:
Pension asset	9,311	10,130	4,254
Other assets and notes receivable, net	9,026	8,393	9,582
Investments in and advances to affiliates	46,007	20,485	5,092

	64,344	39,008	18,928
Railcar assets leased to others, net	136,271	131,097	134,450
Property, plant and equipment:
Land	12,102	12,154	11,986
Land improvements and leasehold improvements	32,928	32,265	31,822
Buildings and storage facilities	105,183	104,656	103,154
Machinery and equipment	128,165	128,276	128,237
Software	7,024	6,652	6,612
Construction in progress	2,146	1,183	1,034

	287,548	285,186	282,845
Less allowances for depreciation and amortization	196,193	193,688	191,167

	91,355	91,498	91,678

	$600,748	$634,144	$543,962

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30	December 31	June 30
	2006	2005	2005

Current liabilities:
Short-term borrowings	$51,600	$12,400	$69,900
Accounts payable for grain	26,742	80,945	27,590
Other accounts payable	69,323	72,240	58,169
Customer prepayments and deferred revenue	23,809	53,502	27,258
Accrued expenses	24,026	27,684	23,067
Current maturities of long-term debt – non-recourse	13,664	19,641	10,780
Current maturities of long-term debt	12,159	9,910	5,020

Total current liabilities	221,323	276,322	221,784

Deferred income and other long-term liabilities	1,699	1,131	1,240
Employee benefit plan obligations	15,179	14,290	14,181
Long-term debt – non-recourse, less current maturities	82,529	88,714	59,333
Long-term debt, less current maturities	88,862	79,329	89,105
Deferred income taxes	16,805	15,475	13,812

Total liabilities	426,397	475,261	399,455

Shareholders’ equity:
Common shares (25,000 shares authorized; no par value; 16,860 shares issued and outstanding)	84	84	84
Additional paid-in capital	74,979	70,121	69,039
Treasury shares (1,581, 1,819 and 1,967 shares at 6/30/06, 12/31/05 and 6/30/05, respectively; at cost)	(15,497)	(13,195)	(12,651)
Accumulated other comprehensive loss	(611)	(455)	(675)
Unearned compensation	—	(259)	(453)
Retained earnings	115,396	102,587	89,163

	174,351	158,883	144,507

	$600,748	$634,144	$543,962

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended June 30		Six Months ended June 30
	2006	2005	2006	2005

Sales and merchandising revenues	$378,109	$365,117	$658,767	$623,773
Cost of sales and merchandising revenues	323,342	312,099	563,729	530,796

Gross profit	54,767	53,018	95,038	92,977

Operating, administrative and general expenses	38,581	35,855	75,273	72,756
Interest expense	4,501	3,191	8,695	6,141
Other income / gains:
Other income, net	2,352	1,430	5,411	2,509
Equity in earnings of affiliates	2,209	14	5,762	460

Income before income taxes	16,246	15,416	22,243	17,049
Income tax expense	5,899	5,063	8,061	5,662

Net income	$10,347	$10,353	$14,182	$11,387

Per common share:
Basic earnings	$0.68	$0.70	$0.94	$0.77

Diluted earnings	$0.66	$0.67	$0.90	$0.74

Dividends paid	$0.045	$0.040	$0.0875	$0.08

Weighted average shares outstanding-basic	15,220	14,798	15,155	14,772

Weighted average shares outstanding-diluted	15,776	15,392	15,728	15,340

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six Months ended
	June 30
	2006	2005

Operating Activities
Net income	$14,182	$11,387
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	12,092	11,238
Unremitted earnings of unconsolidated affiliates	(2,670)	840
Realized gains on sales of railcars and related leases	(4,434)	(519)
Gain on sale of property, plant and equipment	(927)	(29)
Excess tax benefit from share-based payment arrangement	(3,983)	—
Deferred income taxes	2,356	249
Stock based compensation expense	1,277	116
Other	33	65
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,593)	(24,790)
Inventories	71,888	69,023
Prepaid expenses and other assets	6,632	14,560
Accounts payable for grain	(54,203)	(59,732)
Other accounts payable and accrued expenses	(36,789)	(29,297)

Net cash used in operating activities	(7,139)	(6,889)

Investing Activities
Purchases of railcars	(29,512)	(54,741)
Proceeds from sale or financing of railcars and related leases	21,434	19,749
Purchases of property, plant and equipment	(5,866)	(5,114)
Proceeds from sale of property, plant and equipment	1,046	113
Investment in affiliates, net	(22,852)	(1,895)
Change in restricted cash	100	97

Net cash used in investing activities	(35,650)	(41,791)

Financing Activities
Net increase in short-term borrowings	39,200	57,800
Proceeds from issuance of long-term debt	14,697	2,274
Payments on long-term debt	(2,915)	(3,957)
Proceeds from issuance of non-recourse long-term debt	2,001	1,547
Payments of non-recourse long-term debt	(14,163)	(5,840)
Change in overdrafts	1,752	(3,135)
Proceeds from sale of treasury shares to employees and directors	1,211	632
Excess tax benefit from share-based payment arrangement	3,983	—
Payments of debt issuance costs	(52)	(32)
Dividends paid	(1,327)	(1,184)

Net cash provided by financing activities	44,387	48,105

Increase (decrease) in cash and cash equivalents	1,598	(575)
Cash and cash equivalents at beginning of period	13,876	8,439

Cash and cash equivalents at end of period	$15,474	$7,864

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2005	$84	$67,960	$(12,654)	$(397)	$(119)	$79,002	$133,876

Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (336 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($0.1675 per common share)						(2,502)	(2,502)

Balance at December 31, 2005	84	70,121	(13,195)	(455)	(259)	102,587	158,883

Net income						14,182	14,182
Other comprehensive income:
Minimum pension liability (net of $98 income tax)				(168)			(168)
Cash flow hedge activity				12			12

Comprehensive income							14,026
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $4,193 (238 shares)		4,858	(2,302)		259		2,815
Dividends declared ($0.09 per common share)						(1,373)	(1,373)

Balance at June 30, 2006	$84	$74,979	$(15,497)	$(611)	$—	$115,396	$174,351

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
Note A: Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated, have been made. Other than the adjustment noted in the following paragraph, such adjustments consist only of normal recurring adjustments.
Certain expenses for the Company and Rail Group were erroneously included in operating, administrative and general expenses, rather than cost of sales for the three month period ended March 31, 2006. The year-to-date results for the six month period ending June 30, 2006 have been revised to correct this error. There was no impact on revenues, operating income, net income or earnings per share. This revision is not considered material for restatement of prior periods’ results of operations.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2005 was included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
Note B: Common Stock Split
On June 28, 2006, the Company effected a two-for-one stock split to shareholders of record as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
Note C: Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first six months of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of

SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $1.3 million in the first six months of 2006. The result of adopting SFAS 123(R), was an additional charge to income before income taxes and net income for the six months ended June 30, 2006 of $1.1 million and $0.7 million, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact of adoption on both basic and diluted earnings per share for the six months ended June 30, 2006 was $0.05 and $0.04 per share respectively. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 30, 2005 assuming that the Company had accounted for its stock based compensation programs using the fair value method promulgated by SFAS 123 at that time.

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
(in thousands, except per share data)
Net income reported	$10,353	$11,387
Add: Stock-based compensation included in reported net income, net of related tax effects	125	143
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(607)

Pro forma net income	$9,907	$10,923

Earnings per share:
Basic – as reported	$0.70	$0.77
Basic – pro forma	$0.67	$0.74
Diluted – as reported	$0.68	$0.74
Diluted – pro forma	$0.65	$0.72
The Company’s 2005 Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”) authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares. Additionally, options and share awards (totaling 420,000 common shares) that remained available under The Andersons, Inc. Amended and Restated Long-Term Performance Plan (the “Prior Plan”) upon termination of that plan on May 7, 2005 have been transferred to the LT Plan. Options granted under the LT Plan and Prior Plan have a maximum term of 10 years. Prior to 2006, options granted to managers had a fixed term of five years and vested 40% immediately, 30% after one year and 30% after two years. Options granted to outside directors had a fixed term of five years and vested after one year.
Stock Only Stock Appreciation Rights (“SOSAR’s”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSAR’s. SOSAR’s granted to directors and management personnel under the LT Plan have a term of five-years and vest after three years. SOSAR’s granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. On April 1, 2006 307,220 SOSAR’s were granted to directors and management personnel.
The fair value for SOSAR’s was estimated at the date of grant, using a Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

	2006	2005

Long Term Performance Compensation Plan
Risk free interest rate	4.82%	4.18%
Dividend yield	0.50%	1.10%
Volatility factor of the expected market price of the Company’s common shares	.290	.228
Expected life for the options (in years)	4.50	5.00
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted after January 1, 2006 have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. On April 1, 2006, 22,006 shares were issued to members of management.

Performance Share Units (“PSU’s”)
The LT Plan also allows for the award of PSU’s. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of performance share units issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2005 at the maximum amount available for issuance at December 31, 2007. On April 1, 2006, 25,280 PSU’s were granted and are being expensed based on the assumption that the Company will reach the targeted 7% earnings per share growth rate in which 50% of the maximum award will be granted.
Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 517,218 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.
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
Stock Option and SOSAR Activity

A reconciliation of the number of SOSAR’s and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of June 30, 2006, and changes during the period then ended is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Term	($000)

Options outstanding at January 1, 2006	1,395	$8.88
SOSAR’s granted	307	39.12
Options exercised	(328)	6.71
Options cancelled / forfeited	(1)	15.50

Options and SOSAR’s outstanding at June 30, 2006	1,373	$16.16	2.60	$34,930

Vested and expected to vest at June 30, 2006	1,368	$16.11	2.60	$34,898

Options exercisable at June 30, 2006	971	$8.95	2.44	$31,707

June 30,	June 30,
2006	2005

Total intrinsic value of options exercised during the six months ended June 30 (000’s)	$10,336	$2,526

Total fair value of shares vested during the six months ended June 30 (000’s)	$574	$1,221

Weighted average fair value of options granted during year	$24.25	$7.76

As of June 30, 2006, there was $3.2 million of total unrecognized compensation cost related to stock options and SOSAR’s granted under the LT Plan. That cost is expected to be recognized over the next 1.75 years.
A summary of the status of the Company’s nonvested restricted shares as of June 30, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	40	$12.96
Granted	22	39.12
Vested	(28)	11.83
Forfeited	—	—

Nonvested at June 30, 2006	34	$30.60

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.75 years.
A summary of the status of the Company’s performance share units as of June 30, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	34	$15.50
Granted	25	39.12
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	59	$25.65
As of June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to nonvested performance share units granted under the LT Plan. That cost is expected to be recognized over the next 2.75 years.
Note D: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months Ended		Six months Ended
(in thousands)	June 30		June 30
	2006	2005	2006	2005

Weighted average shares outstanding – basic	15,220	14,798	15,155	14,772
Restricted shares and shares contingently issuable upon exercise of options	556	594	573	568

Weighted average shares outstanding – diluted	15,776	15,392	15,728	15,340

Diluted earnings per share in the first half of 2006 and 2005 excludes the impact of approximately 14,000 and 192,000 employee stock options, respectively, as such options were anti-dilutive.

Note E: Employee Benefit Plans
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
Expense for the first half of 2005 included a correction of prior errors for the years 2001 through 2004 on the basis that it was not material to the current or prior periods. Additional employee benefits expense for pension and postretirement benefits of $0.6 million ($0.4 million, net of tax or $0.03 per diluted share) was included as a component of operating, administrative and general expenses. This additional expense represented the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly stated assets and liabilities with respect to our pension and postretirement benefit plans. This adjustment is not included in the table below which reflects only 2006 and 2005 pension and postretirement benefit expense actually recorded in that period.
Included as charges against income for the quarter and year-to-date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

		Pension Benefits
	Three months ended		Six months ended
(in thousands)	June 30		June 30
	2006	2005	2006	2005

Service cost	$891	$903	$1,884	$1,806
Interest cost	740	737	1,544	1,474
Expected return on plan assets	(1,009)	(822)	(1,996)	(1,644)
Amortization of prior service cost	(158)	2	(210)	5
Recognized net actuarial loss	440	347	918	693

Benefit cost	$904	$1,167	$2,140	$2,334

		Postretirement Benefits
	Three months ended		Six months ended
(in thousands)	June 30		June 30
	2006	2005	2006	2005

Service cost	$136	$150	$271	$300
Interest cost	311	333	621	666
Amortization of prior service cost	(110)	(118)	(220)	(236)
Recognized net actuarial loss	228	225	457	451

Benefit cost	$565	$590	$1,129	$1,181

The Company made contributions to its defined benefit pension plan of $1.3 million and $1.4 million in the first half of 2006 and 2005 respectively. The Company currently expects to make a total contribution of approximately $5.0 million for 2006, which exceeds the required minimum contribution. The Company contributed $9.5 million in 2005.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first half of 2006 and 2005, payments of $0.6 million and $0.9 million, respectively were made by the Company.
Note F: Segment Information
In the first quarter of 2006, the Company re-aligned its business segments by separating the Agriculture Group into two distinct segments, the Grain & Ethanol Group and the Plant Nutrient Group. The decision to change the Company’s Agriculture segment was made in order to provide more meaningful information as the Grain & Ethanol Group is redeploying certain of its assets and investing new assets into supporting the ethanol market. All prior periods have been revised for this change in reporting and the updated presentation is consistent with the reporting to management during the first half of 2006.

Results of Operations – Segment Disclosures
(in thousands)
	Grain &		Plant	Turf &
Second Quarter 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$148,763	$27,836	$113,308	$33,428	$54,774	$—	$378,109
Inter-segment sales	20	117	1,982	395	—	—	2,514
Other income	157	195	329	155	268	1,248	2,352
Equity in earnings of affiliates	2,206	—	3	—	—	—	2,209
Interest expense (income)(a)	1,278	1,733	698	416	286	90	4,501
Operating income (loss)	1,923	4,999	5,041	1,344	4,155	(1,216)	16,246
Identifiable assets	185,013	184,579	90,544	49,482	55,256	35,874	600,748

	Grain &		Plant	Turf &
Second Quarter 2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$132,648	$17,673	$119,914	$40,464	$54,418	$—	$365,117
Inter-segment sales	—	119	1,175	370	—	—	1,664
Other income	132	356	283	139	245	275	1,430
Equity in earnings of affiliates	12	—	2	—	—	—	14
Interest expense (income)(a)	1,025	1,149	492	445	268	(188)	3,191
Operating income (loss)	(1,381)	3,799	10,295	412	3,843	(1,552)	15,416
Identifiable assets	163,568	165,744	75,792	58,232	55,633	24,993	543,962

	Grain &		Plant	Turf &
Six months ended June 30, 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$277,388	$62,219	$159,341	$72,933	$86,886	$—	$658,767
Inter-segment sales	354	252	4,269	924	—	—	5,799
Other income	2,245	315	430	518	432	1,471	5,411
Equity in earnings of affiliates	5,759	—	3	—	—	—	5,762
Interest expense (income)(a)	2,946	3,327	1,358	956	601	(493)	8,695
Operating income (loss)	3,703	11,217	3,806	3,493	1,714	(1,690)	22,243

	Grain &		Plant	Turf &
Six months ended June 30, 2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$253,585	$35,378	$163,985	$81,355	$89,470	$—	$623,773
Inter-segment sales	1	232	2,642	873	—	—	3,748
Other income	370	541	507	307	377	407	2,509
Equity in earnings of affiliates	456	—	4	—	—	—	460
Interest expense (income)(a)	2,179	2,385	919	951	565	(858)	6,141
Operating income (loss)	358	7,439	9,507	1,489	1,745	(3,489)	17,049

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note G: Equity Method Investees
The Company holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income / loss less any distributions it has received. The Company’s share of income/loss on its investment in these entities for the three and six months ended June 30, 2006 aggregated to $2.2 million and $5.8 million respectively. In 2005, the Company’s share of income for the three and six months ended June 30, 2006 aggregated to $0 and $0.5 million respectively.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2006	2005	2006	2006

Sales	$556,029	$275,198	$899,697	$564,293
Gross profit	21,546	3,394	38,349	7,520
Income from continuing operations	7,920	41	18,090	1,553
Net Income	7,920	41	18,090	1,553
Lansing Trade Group LLC focuses on trading commodity contracts and has made an additional investment into Lansing Ethanol Services LLC, a joint venture formed to focus on trading related to the energy industry. The Company has the option to increase its investment in Lansing Trade Group in each of 2007 and 2008.
In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”), a development stage company in the process of constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. The Company plans on leasing this grain facility to TACE upon completion of the ethanol production facility. As part of the formation of TACE, the Company provided services to the LLC relating primarily to debt issuance and raising of outside capital for which it was compensated. The Company recognized other income of $1.9 million in the first half of 2006 relating to these services.
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
The Company has management contracts to operate each of the ethanol facilities and has already begun to provide origination, marketing and risk management services also under separate contracts with each LLC. In the second quarter and first half of 2006, the Company recognized revenue of $0.6 and $1.0 million, respectively, relating to the management contracts noted above.
The Company has a $2.0 million investment for a 7.9% interest in Iroquois Bio-Energy Company LLC located in Rensselaer, Indiana, also a development stage company in the process of constructing a 40 million gallon per year ethanol production facility. The Company holds a contract for the origination of grain into the facility for which it will be separately compensated.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. Sales to related parties amounted to $5.1 million and $11.1 million in the second quarter of 2006 and 2005 respectively. The Company also recognized lease income on railcars leased to Lansing Trade Group of $0.2 million in the second quarter of 2006 and 2005. Revenues for service contracts with related parties were $0.6 million and $0 in the second quarter of 2006 and 2005 respectively. At June

30, 2006 and 2005, open accounts receivable totaled $1.7 million and $1.4 million respectively.
Note H: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. The Company is in the process of repairing the facility. The Company anticipates insurance claims for property damage, business interruption and extra expenses incurred. As of June 30, 2006 the Company has incurred costs of $4.4 million relating to the clean-up and repair of the facility and $1.1 in inventory losses (after deductible) which have been funded by the insurance company with a $6 million advance.
Note I: New Accounting Standards
On July 13, 2006 the Financial Accounting Standards Board released FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose, in its financial statements, uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for the Company’s annual period beginning January 1, 2007. The Company is currently assessing the impact on the financial statements of the application of FIN 48.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements involve known and unknown risks and uncertainties, including but not limited to those identified below, which could cause actual results, levels of activity, performance or achievements to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply of and demand for commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; movements in energy prices, environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; actions of insurers in regard to the Company’s insurance claims, interest rates; and income taxes. You are urged to carefully consider these risks and factors, including those listed under “Risk Factors” and elsewhere in this filing.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in our 2005 Form 10-K filed with the Commission on March 14, 2006. Additionally, the Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share–Based Payment” (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the amount of awards to be issued under the performance share units. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Comparison of the three months ended June 30, 2006 with the three months ended June 30, 2005:

Sales and merchandising revenues	2006	2005

Grain & Ethanol	$148,763	$132,648
Rail	27,836	17,673
Plant Nutrient	113,308	119,914
Turf & Specialty	33,428	40,464
Retail	54,774	54,418

Total	$378,109	$365,117

Sales and merchandising revenues for the quarter ended June 30, 2006 totaled $378.1 million, an increase of $13.0 million, or 4%, from the quarter ended June 30, 2005.
Grain & Ethanol Group
Sales in the Grain & Ethanol Group were up $17.1 million, or 13% over 2005. Corn sales increased $14.1 million or 22% due to a 12% increase in bushels sold accompanied by a 9% increase in the average price per bushel sold. Wheat sales also increased $11.9 million or 98% over 2005 due to a 107% increase in bushels sold partially offset by a 5% decrease in the average price per bushel sold. Soybean sales decreased $10 million or

23% over 2005 due to a 14% decrease in volume along with a 10% decrease in the average price per bushel sold. Merchandising revenues were down $1.0 million, or 23%, due to a $3.0 million decrease in grain space income, which is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned, partially offset by management fees earned of $0.6 million from contracts with two of the Company’s ethanol equity method investees as well as $1.4 million increase in other merchandising revenues. We anticipate that some of the space income decrease will be recovered in the third quarter of 2006.
A majority of this space income decrease has resulted from inventory of wheat that we hold in our Toledo area grain elevators. Toledo is one of a limited number of designated delivery locations for the fulfillment of Chicago Board of Trade futures contracts for soft red wheat and physical demand for this specific commodity has been soft for some time. Our decline in space income results from the economics of soft demand for and high supply of the physical commodity – all impacting the basis component of grain price. Grain inventories on hand at June 30, 2006 were 43.1 million bushels, of which 14.3 million bushels were stored for others. This compares to 44.8 million bushels on hand at June 30, 2005, of which 6.4 million bushels were stored for others.
Temperatures and soil moisture reserves remained generally favorable for corn and soybean crops in the four states where the Company has facilities. As of this filing, the percentage of corn rated good to excellent in those four states ranging from 67% in Indiana to 72% in Michigan. For the same week in 2005, the percentage of corn rated good to excellent in the same four states area ranged from 13% to 75%. Soybean quality ranged from a low of 62% in Ohio, rated good or excellent, to a high of 69% in Michigan. For the same week in 2005, the percentage of soybeans rated good to excellent in the same four states area ranged from 23% to 75%.
The winter wheat harvest, which is virtually complete, resulted in good yields and crop quality as delivered to the Company’s facilities; however, 8% fewer acres of winter wheat were harvested in 2006 compared to the 2005 wheat crop. Wheat makes up less than 20% of the total grain bushels handled by the Company.
The Company is continuing repair of the grain storage and loading facility located on the Maumee River in Toledo, Ohio that was damaged on July 1, 2005. The facility, although leased, was insured by the Company for full replacement cost under the terms of the lease agreement. Until this facility is fully operational, the Company anticipates some logistical challenges due to the reduction in capacity, the inability to segregate grains to facilities and the loss of the use of a grain dryer and boat-loading facility. Claims for business interruption, including inventory loss, are in process and are expected to be fully covered. The repair is expected to be completed in October of 2006 in time for the fall harvest.
With the Company’s significant investments in ethanol production facilities and the commitment to convert two of the existing grain elevator locations to service ethanol plants under construction, the Company’s Grain & Ethanol segment is expected to continue to grow. Ethanol industry growth could impact the Company in a variety of ways. In certain situations, construction of unrelated ethanol production facilities could negatively impact existing grain elevators buying corn for more traditional uses. However, growth of ethanol is expected to increase demand for corn as well. Opportunities exist for the Company to leverage its grain origination services, distillers dried grain and ethanol marketing services and commodity risk management services to its own and other ethanol production facilities. The Company continues to evaluate additional opportunities to move into the ethanol industry through investments in stand-alone facilities or contracts to provide services to new or existing facilities. Four of the LLC’s that the Company holds investments in also participate and/or are expected to participate in the ethanol industry either through commodity trading or production. In June of 2006, the Company announced that it had signed a letter of intent with Marathon Oil Corporation to explore the formation of a 50/50 joint venture that would construct and operate a number of ethanol plants. Increased demand for corn could be positive for the Company’s Plant Nutrient Group as well as corn requires more nutrients (as compared to other crops) that are supplied by this segment. Finally, ethanol transportation requirements could benefit the Company’s Rail Group.
Rail Group
The Rail Group had a $10.2 million, or 58%, increase in revenues. The increase is due to a $5.5 million increase in car sales, a $3.4 million increase in leasing revenue in the Company’s lease fleet as well as a $1.3 million increase in revenue from the Company’s railcar repair and fabrication shops. A significant component of the railcar repair shop increase related to activity in the repair shop opened in Mississippi in the second quarter of 2005 and relates primarily to repairing cars damaged by Hurricane Katrina. Finally, the Company’s purchase of additional product lines in the third quarter of 2005 added additional revenues in the fabrication shops. The average lease term for new leases continues to increase with a 17% increase over second quarter of 2005 lease terms.
Railcars under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2006 were 19,480 compared to 17,957 at June 30, 2005. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) was 95% at both June 30, 2006 and 2005.
Plant Nutrient Group
Sales of fertilizer in the Plant Nutrient Group were down $6.5 million, or 5%, due to a 14% decrease in volume partially offset by a 10% increase in the average price per ton sold. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen. Generally these increases can be passed through to customers although price increases may have resulted in the reduced demand. Merchandising revenues decreased $0.1 million, or 6% from the second quarter of 2005 due to decreases in storage income.

Turf & Specialty Group
The Turf & Specialty Group had a $7.0 million, or 17%, decrease in sales and merchandising revenues resulting from decreased sales of $7.0 million in the Group’s consumer and industrial lawn business, a $0.6 million or 3% decrease in sales in the Group’s professional lawn business and a $0.6 million or 17% increase in the Groups cob business. The decrease in the consumer and industrial lawn business was a direct result of a 34% decrease in volume which is a result of the restructuring plan that was announced in the third quarter of 2005. The slight decrease in the professional lawn business was the result of a 5% decrease in volume partially offset by a 2% increase in the average price per ton sold. The increased sales in the cob-based business was due to a 24% increase in the average price per ton sold partially offset by a 6% decrease in volume.
Retail Group
The Retail Group had a $0.3 million, or 1%, increase in same-store sales in the second quarter of 2006 when compared to the second quarter of 2005 primarily in the Group’s Columbus, Ohio market area. The average sale per customer increased approximately 2% with a 1% decrease in customer counts.

Gross profit	2006	2005

Grain & Ethanol	$10,304	$7,339
Rail	11,883	8,589
Plant Nutrient	10,110	15,598
Turf & Specialty	5,628	4,823
Retail	16,842	16,669

Total	$54,767	$53,018

Gross profit for the second quarter of 2006 totaled $54.8 million for the Company, an increase of $1.7 million, or 3%, from the second quarter of 2005.
Grain & Ethanol Group
Gross profit in the Grain & Ethanol Group was up $2.9 million, resulting from a 57% increase in gross profit on grain sales combined with a $1.5 million or 122% decrease in drying & mixing cost of sales due to reduced quality discounts for damaged corn and wheat and lower inventory write-offs.
Rail Group
Gross profit in the Rail Group increased $3.3 million, or 38%. Lease fleet income decreased by $0.1 million due to a significant increase in maintenance costs per car partially offset by a larger fleet. Income generated from outright car sales and non-recourse financings increased $1.7 million. The railcar repair and fabrication shops realized an increase in gross profit of $1.7 million, primarily due to the additional work in the Mississippi railcar repair shop as a result of hurricane Katrina and the product lines added in the third quarter of 2005.
Plant Nutrient Group
Gross profit in the Plant Nutrient Group decreased $5.5 million or 35% resulting primarily from the decreased volumes mentioned previously as well as a 16% increase in the cost per ton that could not be entirely passed on to the customer. In the second quarter of 2006, the Group also had a lower of cost or market inventory write-down relative to high nitrogen prices and the Group’s inventory positions.
Turf & Specialty Group
Gross profit for the Turf & Specialty Group increased $0.8 million, or 17% over the second quarter of 2005. A large portion of this increase, $0.7 million, was due to vendor rebates earned earlier in the year as compared to last. Within the individual business, the consumer and industrial line of business had a $0.3 million decrease in gross profit due to the decreased volumes mentioned previously. The professional lawn business had a $0.2 million increase in gross profit despite lower volumes due to a 2% increase in the average price per ton sold coupled with a negligible increase in the cost per ton. The cob based business had a $0.2 million increase in gross profit due to both an improved product mix and an increase in the average price per ton sold.
Retail Group
Gross profit in the Retail Group increased $0.2 million, or 1%, over the second quarter of 2005 as a result of increased sales and relatively unchanged cost of sales.
Operating, administrative and general expenses for the second quarter of 2006 totaled $38.6 million, a $2.7 million, or 8%, increase from the second quarter of 2005. Employee costs were up $1.1 million and include a $0.7 million increase for stock compensation recognized in accordance with SFAS 123 (R), a $0.1 million increase in cash incentive plan accrual due to increased earnings and a $0.1 million increase in benefits expense. Insurance was up $0.2 million and the remaining increases were spread across a variety of lines and generally reflect business growth.
Interest expense for the second quarter of 2006 was $4.5 million, a $1.3 million, or 41%, increase from 2005. The majority of the increase was due to increased short term interest expense. Average 2006 daily short-term borrowings were significantly higher in the second quarter of 2006 compared to the second quarter of 2005 going from $76.8 million to $111.8 million. The average daily short-term interest rate increased 1.91% to 5.39%. Long term interest increased slightly.
The Company’s share of earnings in its equity investees increased from less than $0.1 million in the second quarter of 2005 to $2.2 million in the second quarter of 2006.

Nearly all of this income was recognized on the Company’s investment in Lansing Trade Group LLC. All of this income is included in the Grain & Ethanol Group.

Income (loss) before income taxes	2006	2005

Grain & Ethanol	$1,923	$(1,381)
Rail	4,999	3,799
Plant Nutrient	5,041	10,295
Turf & Specialty	1,344	412
Retail	4,155	3,843
Other	(1,216)	(1,552)

Total	$16,246	$15,416

As a result, the pretax income of $16.2 million for the second quarter of 2006 was $0.8 million higher than pretax income of $15.4 million recognized in the second quarter of 2005. Income tax expense of $5.9 million was provided at 36.3%. The Company anticipates that its 2006 effective annual tax rate will be 36.2%. In the second quarter of 2005, income tax expense of $5.1 million was provided at 32.8%. The Company’s actual 2005 effective tax rate was 33.6% after a one-time adjustment of $0.6 million for a change in legislation relating to the State of Ohio franchise tax law.
Comparison of the six months ended June 30, 2006 with the six months ended June 30, 2005:

Sales and merchandising revenues	2006	2005

Grain & Ethanol	$277,388	$253,585
Rail	62,219	35,378
Plant Nutrient	159,341	163,985
Turf & Specialty	72,933	81,355
Retail	86,886	89,470

Total	$658,767	$623,773

Sales and merchandising revenues for the first half of 2006 totaled $658.8 million, an increase of $35.0 million, or 6%, from the first half of 2005.
Grain & Ethanol
Sales of grain increased $28.9 million or 12% from 2005. Most of this increase was driven by a 19% increase in the volume of corn sold coupled with a 7% increase in the average price per bushel sold. Merchandising revenues decreased $5.1 million, or 47%, due to a decrease in space income of $8.3 million or 82% partially offset by a $1.0 million increase in management fees earned from the Group’s service contracts with two of its ethanol equity investees, a $1.1 million increase in customer service fees for forward contracting and a $1.1 increase in other merchandising revenue.

Rail Group
The Rail Group had a $26.8 million, or 76%, increase in sales. This increase included a $7.6 million increase in lease fleet revenue, a $15.0 million increase in sales of railcars to customers or financial institutions and a $4.2 million increase in revenue in the Group’s railcar repair and fabrication shops. The lease fleet revenue increase is a direct result of increases in the number of cars managed.
Plant Nutrient Group
Sales of fertilizer were down $4.4 million, or 3%, due to a 12% decrease in volume partially offset by an 11% increase in the average price per ton sold. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen. Generally, these increases can be passed through to customers, although price increases have also resulted in decreased demand causing the decrease in volume. Merchandising revenues were down $0.2 million or 8% due to an 18% decrease in storage income.
Turf & Specialty
The Turf & Specialty Group had an $8.4 million, or 10% decrease in sales resulting from a $14.8 million or 36% decrease in the Group’s consumer and industrial business partially offset by a $5.7 or 17% increase in the Group’s professional lawn business and a $0.7 million or 11% increase in the Group’s cob business. The decrease in the consumer and industrial business was due to a 34% decrease in volume accompanied by a 3% decrease in the average price per ton sold. The decrease in volume is a result of the restructuring plan that was announced in the third quarter of 2005. In the professional lawn business, volume increased 16% with an increase in the average price per ton sold of 1%. In the cob business volume decreased 11% however the average price per ton sold increased 24%.
Retail Group
The Retail Group had a $2.6 million or 3% decrease in same-store sales in the first half of 2006 when compared to the first half of 2005. The Columbus market showed an increase while the Lima and Toledo stores showed decreases.

Gross profit	2006	2005

Grain & Ethanol	$17,249	$17,538
Rail	24,761	17,104
Plant Nutrient	14,243	21,180
Turf & Specialty	12,263	10,681
Retail	26,522	26,474

Total	$95,038	$92,977

Gross profit for the first half of 2006 totaled $95.0 million for the Company, an increase of $2.1 million, or 2%, from the first half of 2005.

Grain & Ethanol Group
Gross profit in the Grain & Ethanol Group decreased $0.3 million, or 2%, resulting from a combination of an increase in gross profit on grain sales and a decrease in merchandising revenues, primarily space income and more specifically, falling wheat basis levels.
Rail Group
Gross profit in the Rail Group increased $7.6 million, or 45% over 2005. This increase included a $4.2 million increase in gross profit on car sales, a $0.1 million increase in lease fleet income and a $3.3 million increase in gross profit in the repair and fabrication shops. Although our rail fleet has grown from prior year, lease rates have been holding steady and with the increase in railcar maintenance costs, lease fleet income has remained relatively flat. The increase in gross profit from our repair and fabrication shops is attributed to the additional work as a result of hurricane Katrina as well as the additional product lines added in the third quarter of last year.
Plant Nutrient Group
Gross profit in the Plant Nutrient Group decreased $6.9 million or 33% from 2005. The decrease is due to the 12% decrease in volume mentioned previously as well as a 16% increase in the cost per ton that could not entirely be passed on to the customer.
Turf & Specialty Group
Gross profit for the Turf & Specialty Group increased $1.6 million, or 15%. About half of the gross profit increase was due to vendor rebates being earned earlier in the year as compared to last year. Gross profit in the Group’s professional lawn business increased $0.8 million or 18% and gross profit in the Group’s cob business increased $0.6 million or 47%. The increase in the professional lawn business was driven by increased volumes, product mix and carry-over raw material costs. The Group’s consumer and industrial lawn business experienced a $0.7 million decrease in gross profit due mainly to decreased volumes. The increase in the cob business was driven by a 24% increase in the average price per ton sold and only a 14% increase in the cost per ton.
Retail Group
Gross profit in the Retail Group increased less than $0.1 million, or less than 1%, from the first half of 2005. Although sales were down, gross margin improvement (including the favorable first quarter 2006 inventory results) contributed to the increase.
Operating, administrative and general expenses for the first half of 2006 totaled $75.3 million, an increase of $2.5 million from the first half of 2005. Employee costs were up $1.6 million and include a $1.1 million increase for stock compensation recognized in accordance with SFAS 123(R), a $0.9 million increase in cash incentive plan accrual due to increased earnings and a $0.8 million reduction of benefits expense which includes the $0.6 million reduction for the one time 2005 correction described in footnote E. Insurance expense increased $0.4 million and the remaining increases were spread across a variety of lines and generally reflect business growth.
Interest expense for the first half of 2006 was $8.7 million, a $2.6 million, or 42%, increase from 2005. The majority of the increase was in short-term interest expense. Average 2006 daily short-term borrowings were 45% higher than the first half of 2005 and the average daily short-term interest rate increased from 3.26% to 5.22%. Long-term interest for the first half of 2006 increased 16%, primarily due to a significant amount of additional borrowings made in the second half of 2005.

Income (loss) before income taxes	2006	2005

Grain & Ethanol	$3,703	$358
Rail	11,217	7,439
Plant Nutrient	3,806	9,507
Turf & Specialty	3,493	1,489
Retail	1,714	1,745
Other	(1,690)	(3,489)

Total	$22,243	$17,049

As a result, the pretax income of $22.2 million for the first half of 2006 was 30% higher than the pretax income of $17.0 million recognized in the first half of 2005. Income taxes of $8.1 million were provided at an expected 2006 effective annual rate of 36.2%. In the first half of 2005, income tax expense was provided at 33.2% due to a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. The Company’s actual 2005 full-year effective tax rate was 33.6%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $7.1 million in the first half of 2006, as compared to a use of cash in operating activities of $6.9 million in the first half of 2005. Short-term borrowings used to fund these operations decreased $18.3 million from June 30, 2005 to June 30, 2006. Net working capital at June 30, 2006 was $87.4 million, an $8.8 million decrease from December 31, 2005 and a $10.3 million increase from June 30, 2005. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable.
Cash dividends of $0.04 per common share were paid for the first three quarters of 2005 and a dividend of $0.0425 was paid for the fourth quarter of 2005 and first quarter of 2006. A cash dividend of $0.045 per common share was paid in the second quarter of 2006. On May 12, 2006 the Company declared a cash dividend of $0.045 payable July 24, 2006 to shareholders of record on July 3, 2006. The Company made income tax payments of $3.3 million in the first half of 2006 and expects to make payments totaling approximately $10.4 million for the remainder of 2006. During the first half of 2006, the Company issued approximately 238 thousand shares to employees under its share compensation plans.
On June 28, 2006, the Company effected a two-for-one stock split to shareholders of record as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
On June 30, 2006, the Company filed a registration statement on Form S-3 (the “Registration Statement”) the Securities and Exchange Commission to register a total of up to 2,599,000 shares of the Company’s common stock in connection with a proposed public offering. The Company will offer 2.0 million shares of its common stock, certain selling shareholders will offer 260,000 shares and the underwriters will have the option to purchase up to 339,000 additional shares from the Company. The offering price is yet to be determined. The net proceeds from the offering will be used for investments in the ethanol industry, including additional plants, investments in additional railcar assets and for general corporate purposes.
Capital Expenditures
Total capital spending for 2006 on property, plant and equipment within our base businesses is expected to approximate $26.1 million and may include $2.5 million in the Retail Group for information technology and store improvements, $2.9 million for expansion and improvements in the Plant Nutrient Group, $1.8 million for additional grain storage and drainage systems in the Grain & Ethanol Group and $0.8 million for manufacturing improvements in the Turf & Specialty Group. The remaining amount of $18.1 million will be spent on numerous assets and projects; no single such project expecting to cost more than $0.5 million. This forecasted spending does not include any expected repairs to the Toledo grain facility damaged in the events of July 1, 2005 as the Company expects to receive insurance proceeds to cover such repairs.
The Company invested $21.0 million in The Andersons Clymers Ethanol LLC in the first quarter of 2006 to acquire an equity interest of 37% of the business. The Company increased its equity investment in Lansing Trade Group LLC in March 2006 by investing an additional $2.4 million and is considering other opportunities for investment in the grain and ethanol industry. The Company is also considering potential investments in non-Ethanol opportunities that have not yet been approved.
In July of 2006, the Company signed a letter of intent with a subsidiary of Marathon Oil Corporation for the creation of a 50/50 joint venture to construct and operate new ethanol plants. The Company would provide day-to-day management of these plants, as well as corn origination, risk management, and distillers dried grain solubles (“DDGS”) and ethanol marketing services. Upon execution of the final documentation, the Company plans to finalize site selection for the joint venture’s first two plants.

In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
Financing Arrangements
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
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all provisions at June 30, 2006. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt is collateralized by railcar and locomotive assets. Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and/or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At June 30, 2006, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $0.2 million and was recorded in the consolidated balance sheet.

Contractual Obligations
Future payments due under debt and lease obligations as of June 30, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$12,088	$22,290	$24,617	$41,746	$100,741
Long-term debt, securitized, non-recourse	13,664	26,271	26,509	29,749	96,193
Capital lease obligations	71	209	—	—	280
Operating leases	17,931	33,129	24,559	12,571	88,190
Purchase commitments (a)	339,509	160,679	—	—	500,188
Other long-term liabilities (b)	5,504	3,457	3,728	6,985	19,674

Total contractual cash obligations	$388,767	$246,035	$79,413	$91,051	$805,266

(a)	Includes the value of purchase obligations in the Company’s operating units, including $468 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2006 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2006 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $14.2 million at June 30, 2006, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 83% of the operating lease commitments above relate to 6,630 railcars and 30 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.
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
The following table describes the railcar and locomotive positions at June 30, 2006:

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet – current	253
Owned-railcar assets leased to others	On balance sheet – non-current	10,837
Railcars leased from financial intermediaries	Off balance sheet	6,630
Railcars – non-recourse arrangements	Off balance sheet	1,760

Total Railcars		19,480

Locomotive assets leased to others	On balance sheet – non-current	20
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	30
Locomotives – non-recourse arrangements	Off balance sheet	39

Total Locomotives		89

In addition, the Company manages 726 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $72.9 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 9 years. As of June 30, 2006, the majority of these railcars have been leased to customers over similar terms. The segment manages risk on leased assets by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary), where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.

Included in the above car counts are 5,923 railcars and 15 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,376 railcars and 1 locomotive owned by TARO-I, another wholly-owned subsidiary of the Company and bankruptcy remote entity.
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

	June 30	December 31
(in thousands)	2006	2005
Net long (short) position	$(126)	$478
Market risk	(13)	48
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

	June 30	December 31
(in thousands)	2006	2005
Fair value of long-term debt and interest rate contracts	$191,807	$192,844
Fair value in excess of (less than) carrying value	(5,225)	(4,570)
Market risk	5,821	4,659
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2006 and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the second quarter of 2006.

Part II. Other Information
Item 1: Legal Proceedings
The Company previously disclosed its receipt of a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio port facility, and its submission of a surface water drainage plan to address the concerns raised in the notice. The Company has been advised by regulatory authorities that its proposed surface water drainage plan has been approved, and the City of Toledo, Department of Public Utilities, Division of Environmental Services has advised the Company that no orders or findings will be issued in connection with its notice of alleged violation. The Company is keeping local authorities apprised of its implementation schedule, and has secured consent from needed landowners. Management has no reason to believe that implementation of the approved surface water drainage plan should materially affect the Company’s operations.
Item 1A: Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Form 10-Q.
We face increasing competition and pricing pressure from other companies in our industries. If we are unable to compete effectively with these companies, our sales and profit margins would decrease, and our earnings and cash flows would be adversely affected.
The markets for our products in each of our business segments are highly competitive. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.
Our grain business competes with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. While we have substantial operations in the eastern corn belt, many of our competitors are significantly larger than we are and compete in wider markets.
Our ethanol business will compete with other corn processors, ethanol producers and refiners, a number of whom will be divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors, including farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors, will also pose a threat. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours will be. The blenders’ credit allows blenders having excise tax liability to apply the excise tax credit against the tax imposed on the gasoline-ethanol mixture. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our future results of operations and financial position.
Our Rail Group is subject to competition in the rail leasing business, where we compete with larger entities that have greater financial resources, higher credit ratings and access to capital at a lower cost. These factors may enable competitors to offer leases and loans to customers at lower rates than we are able to provide.
Our Plant Nutrient Group competes with regional cooperatives, manufacturers, wholesalers and multi-state retail/wholesalers. Many of these competitors have considerably larger resources than we.
Our Turf & Specialty Group competes with other manufacturers of lawn fertilizer and corncob processors that are substantially bigger and have considerably larger resources than we.
Our Retail Group competes with a variety of retailers, primarily mass merchandisers and do-it-yourself home centers in its three markets. The principle competitive factors in our Retail Group are location, product quality, price, service, reputation and breadth of selection. Some of these competitors are larger than us, have greater purchasing power and operate more stores in a wider geographical area.
New plants under construction or decreases in the demand for ethanol may result in excess production capacity.
According to the RFA, domestic ethanol production capacity has increased from 1.9 billion gallons per year, or “BGY,” as of January 2001 to an estimated 4.8 BGYat June 30, 2006. The RFA estimates that, as of June 30, 2006, approximately 2.2 BGY of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 90 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our future results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.
Excess capacity may also result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced U.S. gasoline consumption. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage.
Certain of our business segments are affected by the supply and demand of commodities, and are sensitive to factors outside of our control. Adverse price movements could adversely affect our profitability and results of operations.
Our Grain &Ethanol and Plant Nutrient Groups buy, sell and hold inventories of various commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty Group uses some of these same commodities as base raw materials in manufacturing golf course and landscape fertilizer. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures due to rapidly rising futures market prices. Changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials for our Plant Nutrient and Turf & Specialty Groups. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.
While we hedge the majority of our grain inventory positions with derivative instruments to manage risk associated with commodity price changes, including purchase and sale contracts, we are unable to hedge 100% of the price risk of each transaction due to timing, availability of hedge contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are trying to manage. This can happen when the derivative and the hedged item are not perfectly matched. Our grain derivatives, for example, do not hedge the basis pricing component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in our facility and the nearest exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant unfavorable basis moves on a grain position as large as ours can significantly impact the profitability of the Grain & Ethanol Group and our business as a whole. In addition, we do not hedge non-grain commodities.
Since we buy and sell commodity derivatives on registered and non-registered exchanges, our derivatives are subject to margin calls. If there is a significant movement in the derivatives market, we could incur a significant amount of liabilities, which would impact our liquidity. We cannot assure you that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse affect on our business and results of operations.
Many of our business segments operate in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.

Many of our business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Failure to comply with such regulations can result in additional costs, fines or criminal action.
In our Grain & Ethanol Group and Plant Nutrient Group, agricultural production and trade flows are affected by government actions. Production levels, markets and prices of the grains we merchandise are affected by U.S. government programs, which include acreage control and price support programs of the USDA. In addition, grain sold by us must conform to official grade standards imposed by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos. In addition, the development of the ethanol industry in which we have invested has been driven by U.S. governmental programs that provide incentives to ethanol producers. Changes in government policies and producer supports may impact the amount and type of grains planted, which in turn, may impact our ability to buy grain in our market region. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities.
Our Rail Group is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.
Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products using potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency, or the “EPA,” and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.
The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our future results of operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on our results of operations and financial position.
Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. In May 2006, bills were introduced in both the U.S. House of Representatives and U.S. Senate to repeal the $0.54 per gallon tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if this proposed legislation is enacted or if the tariff is not renewed beyond its current expiration in December 2007. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.
The effect of the Renewable Fuel Standard, or “RFS,” in the recent Energy Policy Act is uncertain. The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next fewyears as the remaining markets switch from methyl tertiary butyl ether, or “MTBE,” to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.
The legislation did not include MTBE liability protection sought by refiners, and ethanol producers have estimated that this will result in accelerated removal of MTBE and increased demand for ethanol. Refineries may use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for estimated demand, resulting in excess production capacity in our industry, which would negatively affect our results of operations, financial position and cash flows.
Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our future results of operations. Under the Energy Policy Act, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the EPA determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states would adversely offset demand for ethanol and could have a material adverse effect on our future results of operations and financial condition.
Fluctuations in the selling price and production cost of gasoline may reduce future profit margins of our ethanol business.
We will market ethanol both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be materially adversely affected if gasoline demand or price decreases. Historically, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. Our ethanol business will be highly sensitive to corn prices and we generally will not be able to pass on increases in corn prices to our customers.
The principal raw material we will use to produce ethanol and co-products, including dry and wet distillers grains, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices will produce lower profit margins for our ethanol business. Because ethanol competes with non-corn-based fuels, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our ethanol business. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. Such a shortage could require us to suspend our ethanol operations until corn is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for corn at one of our facilities could increase if an additional ethanol production facility is built in the same general vicinity.
The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our ethanol manufacturing process.
We will rely upon third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our future results of operations and financial position.
Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure that may not occur on a timely basis, if at all, and our future operations could be adversely affected by infrastructure disruptions.
Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:
•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets; and

•	expansion of refining and blending facilities to handle ethanol.
Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our ethanol products, impede our delivery of our ethanol products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position.

Our business will be dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.
We may not be able to implement our expansion strategy in our ethanol business as planned or at all.
We have never before been in the business of producing ethanol, and our first plant under construction is not yet operational. We plan to grow our ethanol business by investing in new or existing ethanol facilities and to pursue other business opportunities. We believe that there is increasing competition for suitable ethanol production sites. We may not find suitable additional sites for construction of new facilities or other suitable expansion opportunities. We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion of our business or such funding may not be available to us on acceptable terms. We may finance the expansion of our business with additional indebtedness or by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional stock, such as dilution of ownership and earnings.
We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded ethanol facilities. These regulatory requirements may not be satisfied in a timely manner or at all. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and the financial position of our ethanol business. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations.
Our construction costs may also increase to levels that would make a new facility too expensive to complete or unprofitable to operate. We have not entered into any construction contracts or other arrangements with respect to the construction of our current facilities that might limit our exposure to higher costs in developing and completing any new facilities. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.
We handle potentially hazardous materials in our businesses. If environmental requirements become more stringent or if we experience unanticipated environmental hazards, we could be subject to significant costs and liabilities.
A significant part of our operations is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have a material adverse effect on our business. We cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. We are also exposed to residual risk because some of the facilities and land which we have acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.
We rely on a limited number of suppliers for certain of our raw materials and other products and the loss of one or several of these suppliers could increase our costs and have a material adverse effect on our business.
We rely on a limited number of suppliers for certain of our raw materials and other products. If we were unable to obtain these raw materials and products from our current vendors, or if there were significant increases in our supplier’s prices, it could disrupt our operations, thereby significantly increasing our costs and reducing our profit margins.
We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer.
We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Grain & Ethanol Group, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient Group, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the perception held by the producer of demand for production. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our Rail Group, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. A significant portion of our rail fleet is composed of older railcars. In addition, in our Turf & Specialty Group, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.
The profitability of our ethanol business will depend, in part, on the spread between ethanol and corn prices. In recent periods, the spread between ethanol and corn prices has been at historically high levels, driven in large part by high oil prices and historically low corn prices. During 2005, however, this spread fluctuated widely and fluctuations are likely to continue to occur. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our future results of operations and financial position.
Our competitive position, financial position and results of operations may be adversely affected by technological advances.
The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our business, because our ethanol facilities are being designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol or gasoline could significantly reduce demand for or eliminate the need for ethanol.
Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for ethanol would have a material adverse effect on our results of operations and financial position.
Our investments in joint ventures are subject to risks beyond our control.
We currently have investments in six joint ventures. By operating a business through a joint venture arrangement, we have less control over operating decisions than if we were to own the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors who may not always be in agreement with our ideas.
A significant portion of our business operates in the railroad industry, which is subject to unique, industry specific risks and uncertainties. Our failure in assessing these risks and uncertainties could be detrimental to our Rail Group business.
Our Rail Group is subject to risks associated with the demands and restrictions of the Class 1 railroads, a group of publicly owned rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require railcar improvements to carry higher load limits. This presents risk and uncertainty for our Rail Group. In addition, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.
Our Rail Group relies upon customers continuing to lease rather than purchase railcar assets. Our business could be adversely impacted if there were a large shift from leasing to purchasing railcars, or if railcar leases are not match funded.
Our Rail Group relies upon customers continuing to lease rather than purchase railcar assets. There are a number of items that factor into the customer’s decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations and operational flexibility. We have no control over these external considerations, and changes in our customers’ preferences could negatively impact demand for our leasing products. Profitability is largely dependent on the ability to maintain railcars on lease (utilization) at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates including an economic downturn causing reduced demand or oversupply in the markets in which we operate, changes in customer behavior, or any other changes in supply or demand.
Furthermore, match funding (in relation to rail lease transactions) means matching terms between the lease with the customer and the funding arrangement with the financial intermediary. This is not always possible. We are exposed to risk to the extent that the lease terms do not perfectly match the funding terms, leading to non-income generating assets if a replacement lessee cannot be found.
During economic downturns, the cyclical nature of the railroad business results in lower demand for railcars and reduced revenue.
The railcar business is cyclical. Overall economic conditions and the purchasing and leasing habits of railcar users have a significant effect upon our railcar leasing business due to the impact on demand for refurbished and leased products. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses.
We have limited production and storage facilities for our products, and any adverse events or occurrences at these facilities could disrupt our business operations and decrease our revenues and profitability.

Our Grain & Ethanol and Plant Nutrient Groups are dependent on grain elevator and nutrient storage capacity, respectively. The loss of use of one of our larger storage facilities could cause a major disruption to our Grain & Ethanol and Plant Nutrient operations. We are currently constructing our first ethanol production facilities and our ethanol operations may be subject to significant interruption if any of these facilities experiences a major accident or is damaged by severe weather or other natural disasters. We currently have only one production facility for our corncob-based products in our Turf & Specialty Group, and only one warehouse in which we store the majority of our retail merchandise inventory for our Retail Group. Any adverse event or occurrence impacting these facilities could cause major disruption to our business operations. In addition, our operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Any disruption in our business operations could decrease our revenues and negatively impact our financial position.
Our business involves significant safety risks. Significant unexpected costs and liabilities would have a material adverse effect on our profitability and overall financial position.
Due to the nature of some of the businesses in which we operate, we are exposed to significant safety risks such as grain dust explosions, malfunction of equipment and chemical spills or run-off. If one of our elevators were to experience a grain dust explosion or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk. In addition, if we were to experience a catastrophic failure of a storage facility in our Plant Nutrient Group or Turf & Specialty Group, it could harm not only our employees but the environment as well and could subject us to significant costs.
Our substantial indebtedness could adversely affect our financial condition, decrease our liquidity and impair our ability to operate our business.
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
If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.
As of June 30, 2006, we had $171.4 million of long-term indebtedness, which represented approximately 50.0% of our total book capitalization. In addition, we may incur substantial additional indebtedness in the future. Any additional debt incurred by us could increase the risks associated with our substantial leverage.
Many of our sales to our customers are executed on credit. Failure on our part to properly investigate the credit history of our customers or a deterioration in economic conditions may adversely impact our ability to collect on our accounts.
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
Our ability to effectively operate our company could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial, risk management and administrative skills that are critical to the operation of our business. In addition, the market for employees with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could impair our ability to operate and make it difficult to execute our internal growth strategies, thereby adversely affecting our business.
Compliance with the internal control requirements of the Sarbanes-Oxley Act may not detect all errors or omissions. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which could harm the trading price of our stock.
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent registered public accounting firm attesting to our evaluation as well as issuing their own opinion on our internal controls over financial reporting. If we fail to maintain adequate internal control over financial reporting, it could not only adversely impact our financial results but also cause us to fail to meet our reporting obligations. Although management has concluded that adequate internal control procedures were in place as of June 30, 2006, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk remains that our internal controls may not detect all errors or omissions in the financial statements or be able to detect all instances of fraud or illegal acts. In the fourth quarter of 2005 we implemented new controls and procedures to remediate a material weakness in our internal controls over the preparation, review, presentation and disclosure of our condensed consolidated statement of cash flows as a result of the need to restate our financial statements for the quarter ended September 30, 2005 to correct the accounting for a single class of railcar related debt financing transactions. If we or our auditors discover a future material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have a negative impact on the trading price of our stock.
Disruption or difficulties with our information technology could impair our ability to operate our business.
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
We have a significant amount of assets (railcars and related leases) and liabilities (pension and postretirement benefits) that are off-balance sheet. If generally accepted accounting principles were to change to require that these items be reported in the financial statements, it would cause us to record a significant amount of assets and liabilities on our balance sheet that we, up to this point, have not had to do, which could have a negative impact on our debt covenants. The Financial Accounting Standards Board, or “FASB,” has issued an exposure draft that, if adopted, would require the recognition of the overfunded and underfunded status of defined benefit postretirement plans as an asset or a liability on the balance sheet.
Our pension and postretirement benefit plans are subject to changes in assumptions which could have a significant impact on the necessary cash flows needed to fund these plans and introduce volatility into the annual expense for these plans.
We continue to be impacted by the rising cost of pension and other post-retirement benefits. We may be required to make cash contributions to the extent necessary to comply with minimum funding requirements under applicable law. These cash flows are dependent on various assumptions used to calculate such amounts including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could have a significant impact on these estimates. We have amended our defined benefit pension plans effective January 1, 2007. The provisions of this amendment include freezing benefits for the retail line of business employees as of December 31, 2006, modifying the calculation of benefits for the nonretail line of business employees at December 31, 2006 with future benefits to be calculated using a new career average formula and in the case of all employees, compensation for the years from 2007 to 2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006. Our postretirement health care benefit plans are generally contributory and include a limit on our share for most retirees. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
Our business may be adversely affected by numerous factors outside of our control, such as seasonality and weather conditions, national and international political developments, or other natural disasters or strikes.
Many of our operations are dependent on weather conditions. The success of our Grain & Ethanol Group, for example, is highly dependent on the weather in the eastern corn belt (Ohio, Michigan, Indiana and Illinois), primarily during the spring planting season and through the summer (wheat) and fall (corn and soybean) harvests. Additionally, wet and cold conditions during the spring adversely affect the application of fertilizer and other products by golf courses, lawn care operators and consumers, which could decrease demand in our Turf& Specialty Group. These same weather conditions also adversely affect purchases of lawn and garden products in our Retail Group, which generates a significant amount of its sales from these products during the spring season.
National and international political developments subject our business to a variety of security risks including bio-terrorism, and other terrorist threats to data security and physical loss to our facilities. In order to protect ourselves against these risks and stay current with new government legislation and regulatory actions affecting us, we may need to incur significant costs. No level of regulatory compliance can guaranty that security threats will never occur.
If there were a disruption in available transportation due to natural disaster, strike or other factors, we may be unable to get raw materials inventory to our facilities or product to our customers. This could disrupt our operations and cause us to be unable to meet our customers’ demands.
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
The loss of our largest customer, Cargill, Incorporated, could result in lower revenues or higher expenses.
We have a five-year lease agreement and a five-year marketing agreement with Cargill, Incorporated, relating to Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. The lease agreement covers 10%, or approximately 8.5 million bushels, of our total storage space and the marketing agreement covers four of our facilities. Grain sales to Cargill totaled $132.0 million in 2005, and included grain covered by the marketing agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the marketing agreement. Both agreements were renewed with amendments in 2003 for an additional five years. If the agreements are terminated or are not renewed and Cargill ceases to purchase grain from us, our revenues could decline, which could cause our business, financial condition and operating results to suffer.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of The Andersons, Inc. was held on May 12, 2006 to elect eleven directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. Results of the voting follow:

	For	Against	Withheld	Not Voted
Director
Michael J. Anderson	5,979,869	—	147,233	1,444,757
Richard P. Anderson	5,890,896	—	236,205	1,444,757
Thomas H. Anderson	5,851,547	—	275,555	1,444,757
John F. Barrett	6,065,861	—	61,240	1,444,757
Robert J. King, Jr.	6,092,106	—	34,996	1,444,757
Paul M. Kraus	5,972,230	—	154,871	1,444,757
Donald L. Mennel	5,988,348	—	138,754	1,444,757
David L. Nichols	5,937,655	—	189,446	1,444,757
Dr. Sidney A. Ribeau	6,082,296	—	44,806	1,444,757
Charles A. Sullivan	5,965,208	—	161,894	1,444,757
Jacqueline F. Woods	6,075,811	—	51,290	1,444,757

Ratification of independent auditors	5,974,275	150,870	1,956	1,444,757
Item 6. Exhibits
(a) Exhibits
31.1	Certification of the President and Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13a-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: August 7, 2006	By	/s/Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: August 7, 2006	By	/s/Richard R. George

Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: August 7, 2006	By	/s/Gary L. Smith

Gary L. Smith
Vice President, Finance and Treasurer
(Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description
31.1	Certification of the President and Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13a-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350