Form 10-Q
period 2006-09-30
ANDERSONS INC
filed 2006-11-09
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
NA
(Former name, former address and former fiscal year,
if changed since last report.)
Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check ✓ whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated Filer ☑      Non-accelerated filer ☐
Indicate by check ✓ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 17.6 million common shares outstanding, no par value, at October 31, 2006.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2006	2005	2005

Current assets:
Cash and cash equivalents	$47,773	$13,876	$9,592
Restricted cash	3,815	3,936	1,367
Accounts and notes receivable:
Trade receivables, net	79,552	74,436	78,845
Margin deposits	13,315	8,855	—

	92,867	83,291	78,845
Inventories:
Grain	57,867	143,442	80,291
Agricultural fertilizer and supplies	49,119	35,442	40,990
Lawn and garden fertilizer and corncob products	19,669	31,280	27,748
Railcar repair parts	3,621	3,177	2,897
Retail merchandise	32,565	27,189	32,045
Other	280	276	276

	163,121	240,806	184,247
Railcars available for sale	7,154	5,375	3,947
Deferred income taxes	—	2,087	2,919
Prepaid expenses and other current assets	17,181	23,170	21,671

Total current assets	331,911	372,541	302,588

Other assets:
Pension asset	9,683	10,130	5,835
Other assets and notes receivable, net	8,670	8,393	8,984
Investments in and advances to affiliates	45,620	20,485	18,913

	63,973	39,008	33,732
Railcar assets leased to others, net	148,936	131,097	112,882
Property, plant and equipment:
Land	12,090	12,154	12,171
Land improvements and leasehold improvements	33,442	32,265	31,876
Buildings and storage facilities	105,787	104,656	103,516
Machinery and equipment	128,844	128,276	128,671
Software	7,034	6,652	6,627
Construction in progress	4,312	1,183	2,635

	291,509	285,186	285,496
Less allowances for depreciation and amortization	198,444	193,688	193,398

	93,065	91,498	92,098

	$637,885	$634,144	$541,300

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30	December 31	September 30
	2006	2005	2005

Current liabilities:
Short-term borrowings	$—	$12,400	$42,900
Accounts payable for grain	21,819	80,945	38,565
Other accounts payable	77,376	72,240	68,412
Deferred Income tax	576	—	—
Customer prepayments and deferred revenue	21,420	53,502	34,527
Accrued expenses	23,366	27,684	20,514
Current maturities of long-term debt – non-recourse	14,464	19,641	10,611
Current maturities of long-term debt	12,617	9,910	5,954

Total current liabilities	171,638	276,322	221,483

Deferred income and other long-term liabilities	2,215	1,131	1,120
Employee benefit plan obligations	15,413	14,290	14,065
Long-term debt – non-recourse, less current maturities	77,222	88,714	59,164
Long-term debt, less current maturities	87,076	79,329	87,128
Deferred income taxes	20,204	15,475	14,684

Total liabilities	373,768	475,261	397,644

Shareholders’ equity:
Common shares (25,000 shares authorized; no par value; 19,198 shares issued and outstanding)	96	84	84
Additional paid-in capital	157,730	70,121	69,531
Treasury shares (1,567, 1,819 and 1,908 shares at 9/30/06, 12/31/05 and 9/30/05, respectively; at cost)	(15,650)	(13,195)	(12,967)
Accumulated other comprehensive loss	(1,049)	(455)	(537)
Unearned compensation	—	(259)	(346)
Retained earnings	122,990	102,587	87,891

	264,117	158,883	143,656

	$637,885	$634,144	$541,300

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months ended		Nine Months ended
	September 30		September 30
	2006	2005	2006	2005

Sales and merchandising revenues	$335,871	$288,755	$994,638	$912,528
Cost of sales and merchandising revenues	284,327	252,162	848,056	782,958

Gross profit	51,544	36,593	146,582	129,570

Operating, administrative and general expenses	40,310	36,654	115,583	109,410
Interest expense	3,818	2,830	12,513	8,971
Other income / gains:
Other income, net	6,352	1,009	11,763	3,518
Equity (loss) in earnings of affiliates	(483)	877	5,279	1,337

Income before income taxes	13,285	(1,005)	35,528	16,044
Income tax expense	4,898	(369)	12,959	5,293

Net income (loss)	$8,387	$(636)	$22,569	$10,751

Per common share:
Basic earnings	$0.52	$(0.04)	$1.46	$0.73

Diluted earnings	$0.51	$(0.04)	$1.41	$0.70

Dividends paid	$0.045	$0.0425	$0.1325	$0.1225

Weighted average shares outstanding-basic	16,080	14,890	15,467	14,812

Weighted average shares outstanding-diluted	16,591	14,890	16,021	15,382

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine Months ended
	September 30
	2006	2005

Operating Activities
Net income	$22,569	$10,751
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,263	17,083
Unremitted earnings (loss) of unconsolidated affiliates	(1,429)	119
Realized gains on sales of railcars and related leases	(5,887)	(2,062)
Gain on sale of property, plant and equipment	(932)	27
Insurance recoveries	(351)	(18)
Excess tax benefit from share-based payment arrangement	(4,168)	—
Deferred income taxes	7,581	298
Stock based compensation expense	2,079	206
Other	50	85
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,557)	(12,610)
Inventories	77,685	67,181
Prepaid expenses and other assets	6,204	689
Accounts payable for grain	(59,126)	(48,757)
Other accounts payable and accrued expenses	(33,150)	(24,536)

Net cash provided by operating activities	19,831	8,456

Investing Activities
Purchases of railcars	(61,065)	(62,756)
Proceeds from sale or financing of railcars and related leases	38,078	49,311
Purchases of property, plant and equipment	(10,508)	(8,896)
Proceeds from sale of property, plant and equipment	1,082	350
Investment in affiliates, net	(23,706)	(14,995)
Change in restricted cash	121	165
Proceeds from insurance recoveries	351	168

Net cash used in investing activities	(55,647)	(36,653)

Financing Activities
Proceeds from offering of common shares, net	81,633	—
Net increase in short-term borrowings	(12,400)	30,800
Proceeds from issuance of long-term debt	15,108	2,482
Payments on long-term debt	(4,654)	(5,208)
Proceeds from issuance of non-recourse long-term debt	2,001	4,429
Payments of non-recourse long-term debt	(18,670)	(9,060)
Change in overdrafts	3,207	6,916
Proceeds from sale of treasury shares to employees and directors	1,386	819
Excess tax benefit from share-based payment arrangement	4,168	—
Payments of debt issuance costs	(52)	(11)
Dividends paid	(2,014)	(1,817)

Net cash provided by financing activities	69,713	29,350

Increase in cash and cash equivalents	33,897	1,153
Cash and cash equivalents at beginning of period	13,876	8,439

Cash and cash equivalents at end of period	$47,773	$9,592

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2005	$84	$67,960	$(12,654)	$(397)	$(119)	$79,002	$133,876
Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (336 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($0.1675 per common share)						(2,502)	(2,502)

Balance at December 31, 2005	84	70,121	(13,195)	(455)	(259)	102,587	158,883

Net income						22,569	22,569
Other comprehensive income:
Minimum pension liability (net of $98 income tax				(168)			(168)
Cash flow hedge activity				(426)			(426)

Comprehensive income							21,975
Equity offering	12	81,621					81,633
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $4,421 (252 shares)		5,988	(2,455)		259		3,792
Dividends declared ($0.135 per common share)						(2,166)	(2,166)

Balance at September 30, 2006	$96	$157,730	$(15,650)	$(1,049)	$—	$122,990	$264,117

     See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
Note A: Basis of Presentation
In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods indicated have been made.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of September 30, 2005 was included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
Note B: Equity
On June 28, 2006, the Company effected a two-for-one stock split to shareholders of record as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
On August 22, 2006 the Company’s registration statement filed on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission became effective. Pursuant to the Registration Statement, the Company issued approximately 2.3 million shares of common stock and received a net amount of $81.6 million in proceeds which will be used for investments in the ethanol industry, including additional plants, investments in additional railcar assets and for general corporate purposes.
Note C: Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first nine months of 2006 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006 that were not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $2.1 million in the first nine months of 2006. The result of adopting SFAS 123(R) was an additional charge to income before income taxes and net income for the nine months ended September 30, 2006 of $1.8 million and $1.1 million, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact of adoption on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.07. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended September 30, 2005 assuming that the Company had accounted for its stock based compensation programs using the fair value method promulgated by SFAS 123 at that time.

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005

Net income (loss) reported	$(636)	$10,751
Add: Stock–based compensation included in reported net income, net of related tax effects	(9)	134
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(121)	(728)

Pro forma net income (loss)	$(766)	$10,157

Earnings (loss) per share:
Basic – as reported	$(0.04)	$0.73
Basic – pro forma	$(0.05)	$0.69
Diluted – as reported	$(0.04)	$0.70
Diluted – pro forma	$(0.05)	$0.66
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
Stock Only Stock Appreciation Rights (“SOSAR’s”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSAR’s. SOSAR’s granted to directors and management personnel under the LT Plan have a term of five-years and vest after three years. SOSAR’s granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. On April 1, 2006, 307,220 SOSAR’s were granted to directors and management personnel.
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

Performance Share Units (“PSU’s”)
The LT Plan also allows for the award of PSU’s. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of performance share units issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2005 and 2006 at the maximum amount available for issuance at December 31, 2007 and 2008, respectively.
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
Stock Option and SOSAR Activity
A reconciliation of the number of SOSAR’s and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of September 30, 2006, and changes during the period then ended is as follows:

			Weighted-
		Weighted	Average	Aggregate
		- Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)	Price	Term	($000)

Options outstanding at January 1, 2006	1,395	$8.88
SOSAR’s granted	307	39.12
Options exercised	(349)	6.97
Options cancelled / forfeited	(1)	15.50

Options and SOSAR’s outstanding at September 30, 2006	1,352	$16.24	2.35	$24,216

Vested and expected to vest at September 30, 2006	1,348	$16.18	2.35	$24,214

Options exercisable at September 30, 2006	952	$8.92	2.18	$24,018

	2006	2005

Total intrinsic value of options exercised during the nine months ended September 30 (000’s)	$10,938	$4,095

Total fair value of shares vested during the nine months ended September 30 (000’s)	$574	$1,224

Weighted average fair value of options granted during the nine months ended September 30	$12.13	$3.88

As of September 30, 2006, there was $2.7 million of total unrecognized compensation cost related to stock options and SOSAR’s granted under the LT Plan. That cost is expected to be recognized over the next 1.5 years.
A summary of the status of the Company’s nonvested restricted shares as of September 30, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	40	$12.96
Granted	22	39.12
Vested	(28)	11.83
Forfeited	—	—

Nonvested at September 30, 2006	34	$30.60

As of September 30, 2006, there was $0.8 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.5 years.

A summary of the status of the Company’s performance share units as of September 30, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-
Nonvested Shares	Shares (000)	Date Fair Value
Nonvested at January 1, 2006	34	$15.50
Granted	25	39.12
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2006	59	$25.65

As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to nonvested performance share units granted under the LT Plan. That cost is expected to be recognized over the next 2.25 years.
Note D: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months Ended		Nine months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005
Weighted average shares outstanding – basic	16,080	14,890	15,467	14,812
Restricted shares and shares contingently issuable upon exercise of options	511	—	554	570

Weighted average shares outstanding – diluted	16,591	14,890	16,021	15,382

Diluted earnings per share in the nine months of 2006 and 2005 excludes the impact of approximately 5,000 and 2,000 employee stock options, respectively, as such options were anti-dilutive.
Note E: Employee Benefit Plans
In the first quarter of 2006, the Company’s Board of Directors approved changes to its defined benefit plans effective January 1, 2007. These changes include freezing benefits for certain employee groups and adjusting the formula for employees who continue to earn benefits after January 1, 2007. This plan amendment triggered a new valuation at February 28, 2006 resulting in an actuarial gain of $1.8 million. Expense for the nine months of 2005 included a correction of prior errors for the years 2001 through 2004 on the basis that it was not material to the current or prior periods.

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
Included as charges against income for the quarter and year-to-date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

Service cost	$891	$903	$2,775	$2,708
Interest cost	740	737	2,284	2,211
Expected return on plan assets	(1,009)	(822)	(3,005)	(2,465)
Amortization of prior service cost	(158)	2	(368)	8
Recognized net actuarial loss	440	347	1,358	1,040

Benefit cost	$904	$1,167	$3,044	$3,502

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

Service cost	$136	$43	$407	$343
Interest cost	311	172	932	838
Amortization of prior service cost	(110)	(118)	(330)	(354)
Recognized net actuarial loss	228	102	685	553

Benefit cost	$565	$199	$1,694	$1,380

The Company made contributions to its defined benefit pension plan of $2.5 million and $4.1 million in the first nine months of 2006 and 2005 respectively. The Company currently expects to make a total contribution of approximately $5.0 million for 2006, which exceeds the required minimum contribution. The Company contributed $9.5 million in 2005.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first nine months of 2006 and 2005, payments of $1.0 million and $1.2 million, respectively were made by the Company.

Note F: Segment Information
In the first quarter of 2006, the Company re-aligned its business segments by separating the Agriculture Group into two distinct segments, the Grain & Ethanol Group and the Plant Nutrient Group. The decision to change the Company’s Agriculture segment was made in order to provide more meaningful information as the Grain & Ethanol Group is redeploying certain of its assets and investing new assets into supporting the ethanol market. All prior periods have been revised for this change in reporting and the updated presentation is consistent with the reporting to management during the first nine months of 2006.
Results of Operations – Segment Disclosures
(in thousands)

	Grain &		Plant	Turf &
Third Quarter 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$208,540	$27,339	$38,580	$20,396	$41,016	$—	$335,871
Inter-segment sales	261	124	55	120	—	—	560
Other income	4,549	127	346	569	265	496	6,352
Equity in earnings of affiliates	(485)	—	2	—	—	—	(483)
Interest expense (income)(a)	1,158	1,781	705	271	327	(424)	3,818
Operating income (loss)	11,950	4,898	(1,868)	(420)	(418)	(857)	13,285
Identifiable assets	168,657	194,283	106,239	44,344	56,191	68,171	637,885

	Grain &		Plant	Turf &
Third Quarter 2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$158,875	$23,176	$46,986	$19,227	$40,491	$—	$288,755
Inter-segment sales	—	123	3,362	109	—	—	3,594
Other income	27	(5)	388	238	140	221	1,009
Equity in earnings of affiliates	880	—	(3)	—	—	—	877
Interest expense (income)(a)	809	1,245	516	314	299	(353)	2,830
Operating income (loss)	(2,504)	5,841	(808)	(3,047)	(827)	340	(1,005)
Identifiable assets	137,913	153,089	106,503	54,854	56,217	32,724	541,300

Nine months ended	Grain &		Plant	Turf &
September 30, 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$485,928	$89,558	$197,921	$93,329	$127,902	$—	$994,638
Inter-segment sales	615	376	4,323	1,045	—	—	6,359
Other income	6,794	442	776	1,087	697	1,967	11,763
Equity in earnings of affiliates	5,274	—	5	—	—	—	5,279
Interest expense (income)(a)	4,103	5,108	2,062	1,227	928	(915)	12,513
Operating income (loss)	15,653	16,115	1,938	3,073	1,296	(2,547)	35,528

Nine months ended	Grain &		Plant	Turf &
September 30, 2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$412,459	$58,554	$210,972	$100,582	$129,961	$—	$912,528
Inter-segment sales	1	356	6,004	982	—	—	7,343
Other income	397	536	895	545	517	628	3,518
Equity in earnings of affiliates	1,336	—	1	—	—	—	1,337
Interest expense (income)(a)	2,988	3,630	1,435	1,265	865	(1,212)	8,971
Operating income (loss)	(2,147)	13,280	8,700	(1,558)	918	(3,149)	16,044

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note G: Equity Method Investments
The Company holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income/loss less any distributions it has received. The Company’s share of income/loss on its investment in these entities for the three and nine months ended September 30, 2006 aggregated to $(0.5) million and $5.3 million, respectively. In 2005, the Company’s share of income for the same periods aggregated to $0.9 and $1.3 million, respectively.
In the first quarter of 2006, the Company invested an additional $2.4 million in Lansing Trade Group LLC (formerly Lansing Grain Company LLC), and now holds an ownership interest of 36.1%. The following table presents summarized financial information of this investment as it qualifies as a significant subsidiary. Net income as shown below is income before income taxes as the subsidiary is structured as a limited liability company.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2006	2005	2006	2005

Sales	$803,579	$340,732	$1,703,276	$905,025
Gross profit	(1,507)	7,907	36,842	15,427
Income from continuing operations	(3,513)	3,229	14,577	4,782
Net Income	(3,513)	3,229	14,577	4,782
Lansing Trade Group LLC focuses on trading commodity contracts and has made an additional investment into Lansing Ethanol Services LLC, a joint venture formed to focus on trading related to the energy industry. The Company has the option to increase its investment in Lansing Trade Group in each of 2007 and 2008.

In February 2006, the Company invested $21.0 million for a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”), a development stage company in the process of constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. The Company plans on leasing this grain facility to TACE upon completion of the ethanol production facility. As part of the formation of TACE, the Company provided services to the LLC relating primarily to debt issuance and raising of outside capital for which it was compensated. The Company recognized other income of $1.9 million in the first nine months of 2006 relating to these services.
The Company has a $2.0 million investment for a 7.9% interest in Iroquois Bio-Energy Company LLC located in Rensselaer, Indiana, a development stage company in the process of constructing a 40 million gallon per year ethanol production facility. The Company holds a contract for the origination of grain into the facility for which it will be separately compensated.
The Company also has a 44% interest in The Andersons Albion Ethanol LLC, a 55 million gallon per year ethanol production facility which began production in the third quarter of 2006. The Company is leasing its Albion, Michigan grain facility to the LLC which is being accounted for as an operating lease.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investments in addition to those mentioned previously. Sales and revenues to related parties amounted to $28.9 million and $4.2 million in the third quarter of 2006 and 2005, respectively. The Company also recognized lease income of $0.3 million in third quarter of 2006 and $0.2 million in third quarter of 2005. At September 30, 2006 and 2005, open accounts receivable totaled $2.8 million and $2.4 million, respectively, and outstanding purchase commitments totaled $55 million and $0, respectively.
Note H: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. Inventory losses through April 2006 have been reimbursed by the insurance company (net of the $0.25 deductible) for an amount totaling $1.0 million. Clean-up and repair costs through May 2006 have been reimbursed by the insurance company for an amount totaling $3.1 million as well as re-construction costs of $1.0 million. In the third quarter of 2006, the Company recognized other income within the Grain & Ethanol Group of $4.2 million as full and final settlement of the 2005 portion of the business interruption claim with the 2006 portion yet to be settled. As of September 30, 2006, the Company has a receivable from the insurance company on its balance sheet for inventory losses of $0.1 million, clean-up and repair costs of $0.4 million and re-construction costs of $5.9 million. This has been partially funded by the insurance company with a $0.6 million advance.
On August 1, 2005 a fire occurred in one of the Turf & Specialty Group’s cob tanks. At the time it was unknown whether the losses would be covered under the Company’s insurance policy and therefore all losses were expensed as incurred. In the third quarter of 2006, the Company reached a settlement with the insurance company and was reimbursed for losses in the amount of $0.4 million (net of the $0.25 deductible). This amount is recorded in other income.
Note I: Short-Term Borrowing Arrangement
In the third quarter of 2006, the Company amended its borrowing arrangement with a syndicate of banks to provide the Company with $300 million short-term lines of credit and an additional $50 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $100 million and the long-term line by $50 million.
Note J: New Accounting Standards
On September 15, 2006 the FASB released Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s annual period beginning January 1, 2008. The Company is currently assessing the impact on the financial statements of the application of SFAS 157.
On September 29, 2006 the FASB released Statement of Financial Accounting Standards No. 158 (“SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position, to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company as of the end of 2006. The Company is in a net under-funded position for its pension and postretirement health care plans and will therefore recognize incremental retirement benefit liabilities on adoption. The Company has not yet quantified these amounts.
On July 13, 2006 the FASB released FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. FIN 48

prescribes a comprehensive model for how a company should recognize, measure, present, and disclose, in its financial statements, uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for the Company’s annual period beginning January 1, 2007. The Company is currently assessing the impact on the financial statements of the application of FIN 48.
In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for the Company’s year ended December 31, 2006. The Company does not believe that SAB 108 will have a material impact on its consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following Management’s Discussion and Analysis contains various “forward-looking statements” which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements involve known and unknown risks and uncertainties, including but not limited to those identified below, which could cause actual results, levels of activity, performance or achievements to differ materially from historical results or those anticipated. The words “believe,” “expect,” “anticipate,” “will” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The following factors could cause actual results to differ materially from historical results or those anticipated: weather; supply of and demand for commodities including grains, fertilizer and other basic raw materials; market prices for grains and the potential for increased margin requirements; movements in energy prices; environmental and governmental policies; competition; economic conditions; risks associated with acquisitions; actions of insurers in regard to the Company’s insurance claims, interest rates; and income taxes. You are urged to carefully consider these risks and factors, including those listed under “Risk Factors” and elsewhere in this filing.

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
Comparison of the three months ended September 30, 2006 with the three months ended September 30, 2005:

	2006	2005

Sales and merchandising revenues
Grain & Ethanol	$208,540	$158,875
Rail	27,339	23,176
Plant Nutrient	38,580	46,986
Turf & Specialty	20,396	19,227
Retail	41,016	40,491

Total	$335,871	$288,755

Sales and merchandising revenues for the quarter ended September 30, 2006 totaled $335.9 million, an increase of $47.1 million, or 16%, from the quarter ended September 30, 2005.
Grain & Ethanol Group
Sales in the Grain & Ethanol Group were up $36.2 million, or 23%, over 2005. In the Group’s grain business, which merchandises grain and operates terminal grain elevator facilities, the largest changes were in corn, which increased $27.3 million due both to a 37% increase in volume and an 8% increase in the average price per bushel sold and soybeans which decreased $9.8 million due both to a 13% decrease in volume and a 12% decrease in the average price per bushel sold. Sales in the group’s ethanol business, which trades ethanol, invests in ethanol production facilities and provides contract services to those facilities, increased $17.5 million over the third quarter of 2005 as this is a new line of business for the Company and there were no sales in 2005. Merchandising revenues for the Group were up $13.5 million over the $1.2 million in merchandising revenue from the third quarter of 2005. The main driver of this increase was a $12.2 million increase in grain space income which is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned. Also contributing to the increase in merchandising revenue was an increase in ethanol contract fees from the Group’s ethanol business which include management fees, corn origination fees, ethanol marketing fees and distillers dried grain (“DDG”) marketing fees earned.
Grain inventories on hand at September 30, 2006 were 38.3 million bushels, of which 19.1 million bushels were stored for others. This compares to 50.1 million bushels on hand at September 30, 2005, of which 15.0 million bushels were stored for others.
As of this writing, the corn harvest is trailing last year’s pace by more than a week in the Company’s primary region (Indiana, Illinois, Michigan and Ohio) due to wet weather conditions with only 50% of the harvesting complete. Although behind, crop conditions appear to be good with 72% of the corn rated as good to excellent. While Illinois was hardest hit in 2005 due to poor weather conditions, in 2006 that area is the furthest along with 83% harvested and 73% of its crop rated as good to excellent. The soybean harvest is also more than a week behind with 71% complete in the same four state region. Next year’s winter wheat crop is 81% planted as of this writing compared to 96% at the same time last year. Unprecedented volatility in the recent wheat market could have an impact on future earnings.
The grain storage and loading facility located on the Maumee River in Toledo, Ohio that was damaged on July 1, 2005, became fully operational in the fourth quarter of 2006 eliminating the logistical challenges experienced earlier in the year due to the reduction in capacity.
With the Company’s significant investments in ethanol production facilities and the conversion of two of the existing grain elevator locations to service ethanol plants, the Company’s Grain & Ethanol Group is expected to continue to grow. Ethanol industry growth could impact the Company in a variety of ways. In certain situations, construction of unrelated ethanol production facilities could negatively impact existing grain elevators buying corn for more traditional uses. However, growth of ethanol is expected to increase demand for corn as well. Opportunities exist for the Company to leverage its grain origination services, distillers dried grain and ethanol marketing services and commodity risk management services to its own and other ethanol production facilities. The Company continues to evaluate additional opportunities to move into the ethanol industry through investments in stand-alone facilities or contracts to provide services to new or existing facilities. Four of the LLCs that the Company holds investments in also participate and/or are expected to participate in the ethanol industry either through commodity trading or production. In October 2006, the Company announced that it had signed a definitive agreement forming a 50/50 joint venture with a wholly owned subsidiary of Marathon Oil Corporation (NYSE: “MRO”) which will construct one or more ethanol plants. Increased demand for corn could be positive for the Company’s Plant Nutrient Group, as well, as corn requires more nutrients (as compared to other crops) that are supplied by this segment. Finally, ethanol transportation requirements could benefit the Company’s Rail Group.

Rail Group
The Rail Group, which buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment, as well as provides fleet management services to fleet owners, had a $4.1 million, or 18%, increase in revenues in the third quarter of 2006 as compared to the same quarter in 2005. The increase is due to a $2.2 million increase in leasing revenue, a $1.0 million increase in car sales and a $0.9 million increase in sales in the Company’s railcar repair and fabrication shops. The increase in leasing revenue can be attributed to increased lease rates as well as a 13% increase in the railcar fleet.
Railcars under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2006 were 20,331 compared to 18,016 at September 30, 2005. The railcar utilization rate (railcars under management in lease service, exclusive of railcars managed for third party investors) was 96% at September 30, 2006 compared to 95% at September 30, 2005.
Plant Nutrient Group
Sales of nutrients in the Plant Nutrient Group for the third quarter of 2006 were down $8.3 million, or 18% over the third quarter of 2005. In the Group’s wholesale nutrient business, which purchases, formulates and sells dry and liquid nutrients as well as provides warehousing and services to manufactures and customers, sales were down $7.6 million due to a 19% decrease in volume partially offset by a 1% increase in the average price per ton sold. The decrease in volume is believed to be caused by a delay in preseason purchases due to softening prices and weather patterns which have delayed application. Sales in the Group’s farm centers, which offer agricultural nutrients, crop protection chemicals, seeds and supplies as well as agronomic advice and application services to the farmer, were down $0.7 million, or 24%, due to a 10% decrease in volume as well as a 16% decrease in the average price per ton sold. Merchandising revenues in the Plant Nutrient Group decreased $0.1 million, or 7%, from the third quarter of 2005 due to a $0.3 million, or 50%, decrease in application income in the Group’s farm center business as a result of a 50% decrease in acres applied, partially offset by a $0.2 million increase in storage income in the Group’s wholesale nutrient business.
Turf & Specialty Group
The Turf & Specialty Group had a $1.2 million, or 6%, increase in sales and merchandising revenues resulting from a 6% increase in the average price per ton sold. The Group’s lawn fertilizer business, which distributes products to golf courses and lawn service applicators and sells and contract manufactures consumer fertilizer and control products, experienced a $1.1 million, or 7%, increase in sales due to a 3% increase in both volume and the average price per ton sold. These improved results are primarily due to the restructuring actions implemented in the third quarter of last year. The Group’s cob business, which converts corn cobs into various products such as pet litter, had a $0.1 million or 3% increase in sales resulting from a 13% increase in the average price per ton sold partially offset by a 9% decrease in volume.

Retail Group
The Retail Group, which operates six retail stores in the Columbus, Lima and Toledo, Ohio markets, had a $0.5 million, or 1%, increase in same-store sales in the third quarter of 2006 when compared to the third quarter of 2005. Customer counts increased 3% however the average sale per customer decreased approximately 1%. In October of 2006, the Company announced the addition of a seventh store, a specialty foods store, in the Toledo market area. This store is expected to open in the first half of 2007.

	2006	2005

Gross profit
Grain & Ethanol	$20,501	$6,263
Rail	11,628	11,232
Plant Nutrient	3,623	4,443
Turf & Specialty	4,138	3,398
Retail	11,654	11,257

Total	$51,544	$36,593

Gross profit for the third quarter of 2006 totaled $51.5 million for the Company, an increase of $15.0 million, or 41%, from the third quarter of 2005.
Grain & Ethanol Group
Gross profit in the Grain & Ethanol Group was up $14.2 million, or 227%, resulting from the increase in merchandising revenues mentioned previously as well as a $1.0 million increase in profit on grain sales. A large portion of this increase was due to third quarter wheat sales in which a significant margin was recognized. There was also a $0.9 million decrease in grain quality discounts as much of the damaged grain held by the Company is being blended and sold thereby improving the quality of the current grain on hand.
Rail Group
Gross profit in the Rail Group increased $0.4 million, or 4%, from the third quarter of 2005. Lease fleet income decreased by $0.5 million due to a significant increase in maintenance costs per car partially offset by a larger fleet. Gross profit in the railcar repair and fabrication shops increased $0.9 million. Income generated from outright car sales and non-recourse financings remained unchanged due to a higher percentage of the sales made being scrap sales which typically produce lower margins.
Plant Nutrient Group
Gross profit in the Plant Nutrient Group decreased $0.8 million, or 18%, resulting primarily from the decreased volumes mentioned previously. Gross margin per ton remained relatively unchanged.

Turf & Specialty Group
Gross profit for the Turf & Specialty Group increased $0.7 million, or 22% over the third quarter of 2005. Gross profit in the Group’s lawn fertilizer business increased only $0.1 million, or 4%, in spite of the sales increase due to higher costs per ton. In the cob business, gross profit increased $0.6 million despite a 9% decrease in volume due to better product mix with a 13% increase in the average price per ton sold and a 19% reduction in cost of sales due to better raw material prices.
Retail Group
Gross profit in the Retail Group increased $0.4 million, or 4%, over the third quarter of 2005 as a result of increased sales due to better product mix and relatively unchanged cost of sales.
Operating, administrative and general expenses for the third quarter of 2006 totaled $40.3 million, a $3.7 million, or 10%, increase from the third quarter of 2005. Employee costs were up $0.9 million and include a $0.8 million increase for stock compensation recognized in accordance with SFAS 123 (R) and a $1.1 million increase in the cash incentive plan accrual due to increased earnings partially offset by a $1.0 million decrease in labor and benefits expense. Over half of the labor and benefits decrease was a result of one-time termination benefits recognized in the third quarter of 2005 relating to the Turf & Specialty restructuring. Professional and contract services were up $1.3 million due primarily to 2005 expenses being $0.9 million lower as a result of third quarter reimbursement of organizational and project costs from an equity method investment. The remaining changes were spread across a variety of lines and generally reflect business growth.
Interest expense for the third quarter of 2006 was $3.8 million, a $1.0 million, or 35%, increase from 2005. Short-term interest expense increased $0.2 million. Average 2006 daily short-term borrowings decreased $0.7 million in the third quarter of 2006 compared to the third quarter of 2005 going from $54.1 million to $53.4 million. The average daily short-term interest rate increased 1.82% to 5.77%. Long term interest increased $0.8 million and is the result of significant additional borrowings made subsequent to the third quarter of 2005.
The Company’s share of earnings in its equity investments decreased $1.4 million over the third quarter of 2005. While earnings from The Andersons Albion Ethanol LLC increased $1.2 million as it began production in the third quarter, earnings from Lansing Trade Group LLC decreased $2.2 million and the Company recognized a loss from The Andersons Clymers Ethanol LLC of $0.4 million. All of this loss is included in the Grain & Ethanol Group.
In the third quarter of 2006, the Grain & Ethanol Group recognized other income of $4.2 million for its 2005 business interruption claim relating to the explosion that occurred at one of its grain elevators on July 1, 2005. The 2006 business interruption claim is yet to be settled. The Turf & Specialty Group recognized other income of $0.4 million from the insurance reimbursement for its 2005 cob tank fire claim.

	2006	2005

Income (loss) before income taxes
Grain & Ethanol	$11,950	$(2,505)
Rail	4,898	5,841
Plant Nutrient	(1,868)	(807)
Turf & Specialty	(420)	(3,047)
Retail	(418)	(827)
Other	(857)	340

Total	$13,285	$(1,005)

As a result, the pretax income of $13.3 million for the third quarter of 2006 was $14.3 million higher than the pretax loss of $(1.0) million recognized in the third quarter of 2005. Income tax expense of $4.9 million was provided at 36.9%. The Company anticipates that its 2006 effective annual tax rate will be 36.5%. In the third quarter of 2005, an income tax benefit of $0.4 million was provided at 36.7%. The Company’s actual 2005 annual effective tax rate was 33.6% after a one-time adjustment of $0.6 million for a change in legislation relating to the State of Ohio franchise tax law.
Comparison of the nine months ended September 30, 2006 with the nine months ended September 30, 2005:

	2006	2005

Sales and merchandising revenues
Grain & Ethanol	$485,928	$412,459
Rail	89,558	58,554
Plant Nutrient	197,921	210,972
Turf & Specialty	93,329	100,582
Retail	127,902	129,961

Total	$994,638	$912,528

Sales and merchandising revenues for the first nine months of 2006 totaled $994.6 million, an increase of $82.1 million, or 9%, from the first nine months of 2005.
Grain & Ethanol Group
Sales of grain increased $47.5 million or 12% from 2005. Most of this increase was driven by a 25% increase in the volume of corn sold coupled with an 8% increase in the average corn price per bushel sold. Sales in the Group’s ethanol business were up $17.5 million as this is a new line of business for the Company and there were no ethanol sales in 2005. Merchandising revenues increased $8.5 million, or 70%, due to increases in space income, ethanol contract fees, customer service fees for forward contracting and other miscellaneous merchandising revenues.

Rail Group
The Rail Group had a $31.0 million, or 53%, increase in sales. This increase included a $9.9 million increase in lease fleet revenue, a $16.0 million increase in sales of railcars to customers or financial institutions and a $5.1 million increase in revenue in the Group’s railcar repair and fabrication shops. The lease fleet revenue increase is a direct result of increases in the number of cars managed.
Plant Nutrient Group
Sales of nutrients were down $12.7 million, or 6%, due to a 14% decrease in volume partially offset by a 9% increase in the average price per ton sold. Much of the price increase relates to escalation in prices of the basic raw materials, primarily nitrogen. Generally, these increases can be passed through to customers, although price increases have also resulted in decreased demand causing the decrease in volume. It is believed that a delay in preseason purchasing due to softening prices have contributed to the decrease in volume. Merchandising revenues were down $0.3 million or 8% due primarily to a 15% decrease in application income.
Turf & Specialty Group
The Turf & Specialty Group had a $7.3 million, or 7%, decrease in sales and merchandising revenues. The Group’s lawn fertilizer business had an $8.1 million, or 9%, decrease due to a 13% decrease in volume partially offset by a 5% increase in the average price per ton sold. The decrease in volume is a result of the restructuring plan that was announced in the third quarter of 2005. In the Group’s cob business, sales increased $0.8 million, or 8%, in spite of a 10% decrease in volume due to a 21% increase in the average price per ton sold.
Retail Group
The Retail Group had a $2.1 million, or 2%, decrease in same-store sales in the first nine months of 2006 when compared to the first nine months of 2005. Customer counts remained relatively unchanged, however the average sale per customer decreased 1%.

	2006	2005

Gross profit
Grain & Ethanol	$37,750	$23,801
Rail	36,389	28,336
Plant Nutrient	17,866	25,623
Turf & Specialty	16,401	14,079
Retail	38,176	37,731

Total	$146,582	$129,570

Gross profit for the first nine months of 2006 totaled $146.6 million, an increase of $17.0 million, or 13%, from the first nine months of 2005.

Grain & Ethanol Group
Gross profit in the Grain & Ethanol Group increased $14.0 million, or 59%, resulting from a combination of the increase in merchandising revenues mentioned previously, a $2.6 million increase in gross profit on grain sales and a $2.9 million reduction in other cost of sales. A significant portion of the cost of sales decrease is due to decreased quality discounts as much of the damaged grain is being blended and sold thereby improving the quality of the current grain on hand.
Rail Group
Gross profit in the Rail Group increased $8.1 million, or 28%, over 2005. This increase was comprised of a $4.3 million increase in gross profit on car sales, a $0.4 million decrease in lease fleet income and a $4.2 million increase in gross profit in the repair and fabrication shops. Although the Company’s rail fleet has grown from the prior year, lease rates have been holding steady and with the increase in railcar maintenance costs, lease fleet income has remained relatively flat to a slight decrease. Additional work as a result of hurricane Katrina, which has now ended, as well as the additional product lines added in the third quarter of last year have both contributed to the increase in gross profit from our repair and fabrication shops.
Plant Nutrient Group
Gross profit in the Plant Nutrient Group decreased $7.8 million, or 30%, from the first nine months of 2005. The decrease is due to the 14% decrease in volume mentioned previously as well as a 19% decrease in gross margin per ton.
Turf & Specialty Group
Gross profit for the Turf & Specialty Group increased $2.3 million, or 16%. The cob business contributed $1.2 million of the gross profit increase despite a 10% decrease in volume due to an improved product mix with a 21% increase in the average price per ton sold coupled with a 6% reduction in cost of sales. The lawn fertilizer business had a $1.1 million increase in gross profit due primarily to a 25% increase in the gross profit per ton. The improved results within the lawn fertilizer business are primarily a result of the restructuring actions implemented in the third quarter of last year.
Retail Group
Gross profit in the Retail Group increased $0.4 million, or 1%, from the first nine months of 2005. Although sales were down, gross margin improvement of 3% (including the favorable first quarter 2006 inventory results) contributed to the increase.
Operating, administrative and general expenses for the first nine months of 2006 totaled $115.6 million, an increase of $6.2 million from the first nine months of 2005. Employee costs were up $2.5 million and include a $1.9 million increase for stock compensation recognized in accordance with SFAS 123(R), a $1.9 million increase in cash incentive plan accrual due to increased earnings and a $1.3 million reduction of benefits expense which includes the $0.6 million reduction for the one time 2005 correction described in footnote E to our unaudited consolidated financial statements included herein. Professional and contract services increased $1.4 million due mainly to the reimbursement in the third quarter of 2005 of organizational and project costs of $0.9 million from one of the Company’s equity method investments. Insurance expense and casual labor both increased $0.6 million and the remaining increases were spread across a variety of lines and generally reflect business growth.
Interest expense for the first nine months of 2006 was $12.5 million, a $3.5 million, or 39%, increase from 2005. Short-term interest expense increased $2.0 million, or 90%, for the first nine months of 2006. Average 2006 daily short-term borrowings were 33% higher than the first nine months of 2005 and the average daily short-term interest rate increased from 3.49% to 5.36%. Long-term interest expense increased $1.5 million, or 23%, primarily due to significant additional borrowings made subsequent to the third quarter of 2005.
The Company’s share of earnings in its equity investments increased from $1.3 million in the first nine months of 2005 to $5.3 million in the first nine months of 2006. The Company recognized an increase of $3.9 million on its investment in Lansing Trade Group LLC and a $0.6 million increase on its investment in The Andersons Albion Ethanol LLC. In its investments in ethanol production facilities still under construction, the Company recognized a loss of $0.5 million. These investments are included in the Grain & Ethanol Group.
In the third quarter of 2006, the Grain & Ethanol Group recognized a gain of $4.2 million relating to its 2005 business interruption claim as a result of the explosion that occurred on July 1, 2005. This gain is reported in other income in the Company’s Consolidated Statement of Income. The 2006 business interruption claim is yet to be settled.

	2006	2005

Income (loss) before income taxes
Grain & Ethanol	$15,653	$(2,147)
Rail	16,115	13,280
Plant Nutrient	1,938	8,700
Turf & Specialty	3,073	(1,558)
Retail	1,296	918
Other	(2,547)	(3,149)

Total	$35,528	$16,044

As a result, the pretax income of $35.5 million for the first nine months of 2006 was 121% higher than the pretax income of $16.0 million recognized in the first nine months of 2005. Income taxes of $13.0 million were provided at an expected 2006 effective annual rate of 36.5%. In the first nine months of 2005, income tax expense was provided at 33.0% due to a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. The Company’s actual 2005 full-year effective tax rate was 33.6%.

Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $19.8 million in the first nine months of 2006, a change from providing cash of $8.5 million in the first nine months of 2005. This variation can be attributed to the Company’s improved earnings year-over-year as well as the business interruption insurance recoveries received during the quarter in the Grain & Ethanol Group. Short-term borrowings used to fund operations decreased $42.9 million from September 30, 2005 to September 30, 2006. Net working capital at September 30, 2006 was $160.3 million, a $64.1 million increase from December 31, 2005 and a $79.2 million increase from September 30, 2005. The reason for the changes in short-term borrowings and working capital is due to the August 2006 stock offering proceeds which provided a significant increase in cash, a portion of which was used to pay down short-term debt. The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable.
Cash dividends of $0.04 per common share were paid in each of the first two quarters of 2005 and a dividend of $0.0425 was paid in the third and fourth quarters of 2005 and first quarter of 2006. A cash dividend of $0.045 per common share was paid in the second and third quarters of 2006. On August 17, 2006 the Company declared a cash dividend of $0.045 payable October 23, 2006 to shareholders of record on October 2, 2006. The Company made income tax payments of $3.0 million in the first nine months of 2006 and expects to make payments totaling approximately $6.4 million for the remainder of 2006. During the first nine months of 2006, the Company issued approximately 252 thousand shares of common stock to employees under its share compensation plans.
On June 28, 2006, the Company effected a two-for-one stock split to shareholders of record as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
On August 22, 2006 the Company’s registration statement filed on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission became effective. Pursuant to the Registration Statement the Company issued approximately 2.3 million shares of common stock and received a net amount of $81.6 million in proceeds which will be used for investments in the ethanol industry, including additional plants, investments in additional railcar assets and for general corporate purposes.
Capital Expenditures
Total capital spending for 2006 on property, plant and equipment within our base businesses is expected to approximate $21.2 million and may include $3.4 million for expansion and improvements in the Plant Nutrient Group, $2.5 million in the Retail Group for information technology and store improvements, $0.6 million for additional grain storage and drainage systems in the Grain & Ethanol Group and $0.8 million for manufacturing improvements in the Turf & Specialty Group. The remaining amount of $13.7 million will be spent on numerous assets and projects; no single such project is expected to cost more than $0.5 million.
The Company invested $21.0 million in The Andersons Clymers Ethanol LLC in the first quarter of 2006 to acquire an equity interest of 37% of the business. The Company increased its equity investment in Lansing Trade Group LLC in March 2006 by investing an additional $2.4 million and is considering other opportunities for investment in the grain and ethanol industry.
On October 13, 2006, the Company signed a definitive agreement with a wholly owned subsidiary of Marathon Oil Corporation forming a 50/50 joint venture to construct and operate new ethanol plants. In the third quarter, the Company invested $0.9 million in the entity. The Company will provide day-to-day management of these plants, as well as corn origination, risk management, and distillers dried grain solubles (“DDGS”) and ethanol marketing services. Site selection for the ventures initial plant is expected to happen in the fourth quarter of 2006. Once the first site has been selected, the Company expects to contribute an additional $20 million. Decisions related to the construction of additional ethanol plants, if any, are dependent upon a variety of market conditions and other relevant factors.
In October the Company announced that it had selected a site for a new store concept to market specialty foods. The building will be leased however the Company anticipates capital spending of approximately $2.7 million for various leasehold improvements.
In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
Financing Arrangements
In the third quarter of 2006, the Company amended its borrowing arrangement with a syndicate of banks to provide the Company with $300 million short-term lines of credit and an additional $50 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the company to increase the available short-term line by $100 million and the long-term line by $50 million. Peak short-term borrowing for the Company to date is $152.5 million on March 2, 2006. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers .
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all provisions at September 30, 2006. In addition, certain of the long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt is collateralized by railcar and locomotive assets. Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and/or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2006, the net fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was $(0.4) million and was recorded in the consolidated balance sheet.
Contractual Obligations
Future payments due under debt and lease obligations as of September 30, 2006 are as follows:

	Payments Due by Period
Contractual Obligations
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$12,545	$23,303	$22,715	$40,867	$99,430
Long-term debt, non-recourse	14,464	26,292	26,199	24,731	91,686
Capital lease obligations	72	191	—	—	263
Operating leases	20,989	36,073	27,802	12,932	97,796
Purchase commitments (a)	360,120	202,500	3,541	—	566,161
Other long-term liabilities (b)	4,096	3,067	3,350	6,985	17,498

Total contractual cash obligations	$412,286	$291,426	$83,607	$85,515	$872,834

(a)	Includes the value of purchase obligations in the Company’s operating units, including $482 million for the purchase of grain from producers and $55 million for the purchase of ethanol from two of the Company’s equity method investments. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated remaining 2006 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2006 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $14.3 million at September 30, 2006, of which $8.3 million is a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain inventories include the value of forward purchase contracts to buy grain. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 85% of the operating lease commitments above relate to 6,984 railcars and 25 locomotives that the Company leases from financial intermediaries. See the following section on Off-Balance Sheet Transactions.
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
The following table describes the railcar and locomotive positions at September 30, 2006:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	283
Owned-railcar assets leased to others	On balance sheet – non-current	11,440
Railcars leased from financial intermediaries	Off balance sheet	6,984
Railcars – non-recourse arrangements	Off balance sheet	1,624

Total Railcars		20,331

Method of Control	Financial Statement	Number

Locomotive assets leased to others	On balance sheet – non-current	20
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	25
Locomotives – non-recourse arrangements	Off balance sheet	39

Total Locomotives		84

In addition, the Company manages 722 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $83.8 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 11 years. As of September 30, 2006, the majority of these railcars have been leased to customers over similar terms. The segment manages risk on leased assets by match funding (which means matching terms between the lease to the customer and the funding arrangement with the financial intermediary) where possible, and ongoing evaluation of lessee credit worthiness. In addition, the Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk.
Included in the above car counts are 5,734 railcars and 15 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and looks solely to the railcar and locomotive assets for collateral. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,340 railcars and 1 locomotive owned by TARO-I, another wholly-owned subsidiary of the Company and bankruptcy remote entity.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.
Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent a risk that cannot be directly hedged. The Company’s accounting policy for its futures and options hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

	September 30	December 31
(in thousands)	2006	2005

Net long (short) position	$(1,017)	$478
Market risk	(102)	48
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

	September 30	December 31
(in thousands)	2006	2005

Fair value of long-term debt and interest rate contracts	$189,013	$192,844
Fair value in excess of (less than) carrying value	(2,803)	(4,570)
Market risk	4,685	4,659

Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2006 and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting during the third quarter of 2006.
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

Item 1A: Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Quarterly Report for the period ending June 30, 2006 on Form 10-Q (Item 1A). There has been no material change in those risk factors.
Item 6. Exhibits
      (a) Exhibits
10.22	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent.

31.1	Certification of the President and Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13a-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: November 9, 2006	By /s/ Michael J. Anderson Michael J. Anderson
President and Chief Executive Officer

Date: November 9, 2006	By /s/ Richard R. George Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: November 9, 2006	By /s/ Gary L. Smith Gary L. Smith
Vice President, Finance and Treasurer
(Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.22	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent.

31.1	Certification of the President and Chief Executive Officer under Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13a-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13a-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350