Form 10-K
period 2006-12-31
ANDERSONS INC
filed 2007-03-12
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1562374 (I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)
Registrant’s telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: Common Shares
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $533.7 million on June 30, 2006, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
     The registrant had 17.8 million common shares outstanding, no par value, at February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2007, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 2007.
PART I
Item 1. Business
(a)	General development of business
The Andersons, Inc. (the “Company”) is an entrepreneurial, customer-focused company with diversified interests in the agriculture and transportation markets. Since our founding in 1947, we have developed specific core competencies in risk management, bulk handling, transportation and logistics and an understanding of commodity markets. We have leveraged these competencies to diversify our operations into other complementary markets, including ethanol, railcar leasing, plant nutrients, turf products and general merchandise retailing. In the first quarter of 2006, the Company re-aligned its business segments by separating the Agriculture Group into two distinct segments, the Grain & Ethanol Group and the Plant Nutrient Group. The decision to change the Company’s Agriculture segment was made in order to provide more meaningful information as the Grain & Ethanol Group is redeploying certain of its assets and investing new assets into supporting the ethanol market. All prior periods presented have been restated for this change in reporting and the updated presentation is consistent with the reporting to management during 2006. The Company now operates in five business segments as a result of the re-alignment described above. The Grain & Ethanol Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois and invests in and provides management services for ethanol production facilities. The Group also has an investment in Lansing Trade Group

LLC, which is in the grain and ethanol trading business. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Plant Nutrient Group manufactures and sells dry and liquid agricultural nutrients and distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers. The Turf & Specialty Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use and professional golf and landscaping industries, as well as manufactures corncob-based products for use in various industries. The Retail Group operates six large retail stores, and a distribution center in Ohio.
(b)	Financial information about business segments
See Note 13 to the consolidated financial statements in Item 8 for information regarding business segments.
(c) Narrative description of business
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. In addition to storage and merchandising, the Company performs grain trading, risk management and other services for its customers. The Company’s grain storage practical capacity was approximately 82.5 million bushels at December 31, 2006 which includes grain storage leased to ethanol production facilities. The Company is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio. One of these facilities is currently producing ethanol while two are expected to begin production in early 2007 and 2008. In addition to its equity investment, the Company operates the facilities under management contracts, provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services to these joint ventures for which it is compensated separately. Grain merchandised by the Company is grown in the Midwestern portion of the United States (the eastern corn-belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and possibly rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”) quotations. The Company competes for the purchase of grain with grain processors, regional cooperatives and animal feed operations, as well as with other grain merchandisers. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large, national and international companies that maintain regional grain purchase and storage facilities. Some of these competitors are significantly larger than the Company.
In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These lease agreements cover 12%, or approximately 9.7 million bushels, of the

Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2003 for an additional five years. Grain sales to Cargill totaled $186.4 million in 2006, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement. There were no sales to any other customer in excess of 10% of consolidated net sales.
Approximately 65% of the grain bushels sold by the Company in 2006 were purchased by U.S. grain processors and feeders, and approximately 35% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
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
Fixed price purchase and sale commitments for grain and grain held in inventory expose the Company to risks related to adverse changes in market prices. The Company attempts to manage these risks by hedging fixed price purchase and sale contracts and inventory through the use of futures and option contracts with the CBOT. The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.
The Company’s hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The Company’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage income), not from hedging transactions. The Company has policies that specify the key controls over its hedging program. These policies include description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, daily review and reconciliation, modeling of positions for changes in market conditions and other internal controls.
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
When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CBOT. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the CBOT. Significant increases in market prices, such as those that occur when weather conditions are unfavorable for extended periods and/or when increases in demand occur, can have an effect on the Company’s liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CBOT option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.
The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2007 approximated 182.0 million, the majority of which is scheduled to be delivered to the Company for the 2006 and 2007 crop years (i.e., through September 2008). The Company relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company reviews its purchase contracts and the parties to those contracts on a regular basis for credit worthiness, defaults and non-delivery. The Company’s loan agreements also require it to be substantially hedged in its grain transactions.
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
On July 1, 2005, two explosions and a resulting fire occurred at the Maumee river facility in Toledo, Ohio leased from Cargill. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility was insured by the Company for full replacement cost on the property, inventory and business interruption with a total deductible of $0.25 million. Inventory losses have been reimbursed by the insurance company (net of the $0.25 deductible) for an amount totaling $1.2 million as well as clean-up and repair costs in the amount of $4.0 million. Costs related to re-construction of the facility in the amount of $11.9 million have also been reimbursed by the insurance company. The facility became fully operational again in time for the 2006 fall harvest. In the third quarter of 2006, the Company recognized other income of $4.2 million as full and final settlement of the 2005 portion of the business interruption claim. The 2006 business interruption claim is expected to be settled in early 2007.
In January 2003, the Company became a minority investor in Lansing Trade Group LLC (formerly Lansing Grain Company LLC), which was formed in late 2002, with the contribution of substantially all the assets of Lansing Grain Company, an established grain trading business with offices throughout the country. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions. In the first quarter of 2007, the Company exercised its option to increase its ownership percentage to over 40.0%. The Company holds an option to increase its investment in 2008 with the potential of becoming the majority holder.
In December 2006, the Company invested $11.4 million for a 50% interest in The Andersons Marathon Ethanol LLC(“TAME”) which is constructing a 110 million gallon-per-year ethanol production facility in Greenville, Ohio, partnering with Marathon Renewable Fuels, LLC, a subsidiary of Marathon Petroleum Company. In February 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC, a majority owned subsidiary of the Company. Upon completion, the Company will operate the ethanol facility under a management contract and provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated.
If the projected growth of the ethanol industry occurs, it will further impact the Company’s grain business in potentially significant ways. In certain situations, our grain business could be negatively impacted if there are new ethanol plants constructed in our region and near our existing facilities that would compete for locally available corn. Conversely, providing grain origination services and ethanol and distillers dried grain marketing services to the ethanol industry is a potential growth opportunity for our grain trading operations. We also believe that the increase in demand for corn to serve the growing ethanol industry may force a reduction in the plantings of other crops, which would positively impact the Plant Nutrient Group by increasing demand for nitrogen, phosphates and potassium. The growth of corn is more dependent on these fertilizer products than soybeans or wheat.
For the years ended December 31, 2006, 2005 and 2004, sales and merchandising revenues for the Grain & Ethanol Group totaled $791.2 million, $628.3 million and $664.6 million, respectively.
The Company intends to continue to build its trading operations, increase its service offerings to the ethanol industry and grow its traditional grain business. The Company’s investment in Lansing Trade Group LLC increases its trading capabilities, including ethanol, and extends its reach into the western corn-belt. The Company may make additional investments in the ethanol industry through joint venture agreements and providing origination, management, logistics, merchandising and other services.

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
Of the 21,050 railcars and locomotives that the Company managed at December 31, 2006, 11,289 units, or 54%, were included on the balance sheet, primarily as long-lived assets. The remaining 9,697 railcars and 64 locomotives are either in off-balance sheet operating leases or non-recourse arrangements. We are under contract to provide maintenance services for 16,699 of the railcars that we own or manage.
The risk management philosophy of the Company includes match-funding of lease commitments where possible and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms between the lease with the customer and the funding arrangement with the financial intermediary for cars where the Company is both lessor and lessee. The 2004 investment in TOP CAT Holding Company, a limited liability company which is a wholly owned subsidiary of the Company, was not match-funded. Other non-recourse borrowings where railcars serve as the sole collateral for debt are also not match-funded as the terms of the debt are generally longer than the current lease terms. Generally, the Company completes non-recourse lease or debt transactions whenever possible to minimize credit risk.
Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.
The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base. The Company plans to continue to diversify its fleet both in terms of car types and industries and to expand its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities. The Company’s growing operations in the rail industry positions it to take advantage of a favorable pricing environment and the increasing need for transportation.
The Company operates in the used car market – purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company has been able to place new leases or renew existing leases at higher rates and for longer terms.

For the years ended December 31, 2006, 2005 and 2004, lease revenues and railcar sales in the Company’s railcar marketing business were $98.0 million, $81.9 million and $53.9 million, respectively. Sales in the railcar repair and fabrications shops were $15.3 million, $10.1 million and $5.4 million for 2006, 2005 and 2004, respectively.
Plant Nutrient Group
The Company’s Plant Nutrient Group purchases, stores, formulates, manufactures and sells dry and liquid fertilizer to dealers and farmers; provides warehousing and services to manufacturers and customers; formulates liquid anti-icers and deicers for use on roads and runways; and distributes seeds and various farm supplies. The Company has developed several other products for use in industrial applications within the energy and paper industries. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash.
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan and Ohio. Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient Group’s seven farm centers, located throughout Michigan, Indiana and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, custom application of fertilizer, and chemicals, seeds and supplies to the farmer.
Storage capacity at the Company’s fertilizer facilities, including its seven farm centers, was approximately 14.0 million cubic feet for dry fertilizers and approximately 37.3 million gallons for liquid fertilizers at December 31, 2006. The Company reserves 6.9 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 15.9 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.
In its plant nutrient businesses, the Company competes with regional and local cooperatives, fertilizer manufacturers, multi-state retail/wholesale chain store organizations and other independent wholesalers of agricultural products. Many of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the agricultural products business of the Company is based principally on price, location and service.
For the years ended December 31, 2006, 2005 and 2004, sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) to dealers and related merchandising revenues totaled $228.9 million, $231.9 million and $198.7 million, respectively. Sales of fertilizer, chemicals, seeds and supplies to farmers and related merchandising revenues totaled $36.2 million, $39.5 million and $37.9 million in 2006, 2005 and 2004, respectively.
The Company intends to offer more premium products. For example, the Company is currently selling reagents for air pollution control technologies used in coal-fired power plants and is exploring marketing the resulting by-products that can be used as plant nutrients. Focusing on higher value added products and services and improving the sourcing of raw materials will leverage the Company’s existing infrastructure.
Turf & Specialty Group
The Turf & Specialty Group produces granular fertilizer products for the professional lawn care and golf course markets. It also produces private label fertilizer and corncob-based animal bedding and cat litter for the consumer markets.
Professional turf products are sold both directly and through distributors to golf courses under The Andersons Golf ProductsTM label and lawn service applicators. The Company also sells consumer fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products. As a contract manufacturer, the Company is not responsible for direct marketing support of the mass merchandiser. Margins for contract manufacturing are, therefore, lower than margins on consumer tons.
The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. During the off-season, the Company sells ice melt products to many of the same customers that purchase consumer turf products. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company’s Plant Nutrient Group. Competition is based principally on merchandising ability, logistics, service, quality and technology.
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
For the years ended December 31, 2006, 2005 and 2004, sales of granular plant fertilizer and control products totaled $97.5 million, $110.1 million and $116.9 million, respectively.
The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for the corncobs are seed corn producers.

For the years ended December 31, 2006, 2005 and 2004, sales of corncob and related products totaled $13.8 million, $12.4 million and $10.9 million, respectively.
The Company intends to focus on leveraging its leading position in the golf fertilizer market and its research and development capabilities to develop higher value, proprietary products. For example, the Company has recently developed a patented premium dispersible golf course fertilizer and a patented corncob-based cat litter that is being sold through a major national brand.
Retail Group
The Company’s Retail Group consists of six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is More for Your Home® and our stores focus on providing significant product breadth with offerings in hardware, plumbing, electrical, building supplies and other housewares as well as specialty foods, wine and indoor and outdoor garden centers. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio. In 2006, the Company announced that it will open The Andersons Market™, a specialty foods store, in the first half of 2007. This new store concept will have a product offering with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine.
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
For the years ended December 31, 2006, 2005 and 2004, sales of retail merchandise including commissions on third party sales totaled $177.2 million, $182.8 million and $178.7 million respectively.
The Company intends to continue to refine its More for Your Home® concept and focus on expense control and customer service. The Company is also planning on expanding its offering of specialty foods, wine and produce.

Employees
At December 31, 2006 the Company had 1,277 full-time and 1,585 part-time or seasonal employees. The Company believes it maintains good relationships with its employees.
Available Information
We make available free of charge on or through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Company website is http://www.andersonsinc.com. These reports are also available at the SEC’s website: http://www.sec.gov.
Government Regulation
Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).
The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, which include acreage control and price support programs of the USDA. For our investments in ethanol production facilities, the U.S. Government provides incentives to the ethanol blender, has mandated certain volumes of ethanol to be produced and has imposed tariffs on ethanol imported from other countries. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.
The U.S. Food and Drug Administration (“FDA”) has developed bioterrorism prevention regulations for food facilities, which require that we register our grain operations with the FDA, provide prior notice of any imports of food or other agricultural commodities coming into the United States and maintain records to be made available upon request that identifies the immediate previous sources and immediate subsequent recipients of our grain commodities.
The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $2.2 million, $1.6 million and $1.5 million in order to comply with these regulations in 2006, 2005 and 2004, respectively.

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
Compliance with the internal control requirements of the Sarbanes-Oxley Act may not detect all errors or omissions in our financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which could harm the trading price of our stock.
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting and a report by our independent registered public accounting firm attesting to our evaluation, as well as issuing their own opinion on our internal controls over financial reporting. If we fail to maintain adequate internal control over financial reporting, it could not only adversely impact our financial results but also cause us to fail to meet our reporting obligations. Although management has concluded that adequate internal control procedures were in place as of December 31, 2006, no system of internal control can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk remains that our internal controls may not detect all errors or omissions in the financial statements or be able to detect all instances of fraud or illegal acts. If we or our auditors discover a material weakness in our system of internal controls, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have a negative impact on the trading price of our stock.

Disruption or difficulties with our information technology could impair our ability to operate our business.
Our business depends on our effective and efficient use of information technology. We expect to continually invest in updating and expanding our technology, however, a disruption or failure of these systems could cause system interruptions, delays in production and a loss of critical data that could severely affect our ability to conduct normal business operations.
Changes in accounting rules can affect our financial position and results of operations.
We have a significant amount of assets (railcars and related leases) that are off-balance sheet. If generally accepted accounting principles were to change to require that these items be reported in the financial statements, it would cause us to record a significant amount of assets and corresponding liabilities on our balance sheet that we, up to this point, have not had to do, which could have a negative impact on our debt covenants.
Our pension and postretirement benefit plans are subject to changes in assumptions which could have a significant impact on the necessary cash flows needed to fund these plans and introduce volatility into the annual expense for these plans.
We could be impacted by the rising cost of pension and other post-retirement benefits. We may be required to make cash contributions to the extent necessary to comply with minimum funding requirements under applicable law. These cash flows are dependent on various assumptions used to calculate such amounts including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could have a significant impact on these estimates.

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
Many of our operations are dependent on weather conditions. The success of our Grain & Ethanol Group, for example, is highly dependent on the weather, primarily during the spring planting season and through the summer (wheat) and fall (corn and soybean) harvests. Additionally, wet and cold conditions during the spring adversely affect the application of fertilizer and other products by golf courses, lawn care operators and consumers, which could decrease demand in our Turf & Specialty Group. These same weather conditions also adversely affect purchases of lawn and garden products in our Retail Group, which generates a significant amount of its sales from these products during the spring season.
National and international political developments subject our business to a variety of security risks including bio-terrorism, and other terrorist threats to data security and physical loss to our facilities. In order to protect ourselves against these risks and stay current with new government legislation and regulatory actions affecting us, we may need to incur significant costs. No level of regulatory compliance can guarantee that security threats will never occur.
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
Our grain business competes with other grain merchandisers, grain processors and end-users for the purchase of grain, as well as with other grain merchandisers, private elevator operators and cooperatives for the sale of grain. While we have substantial operations in the eastern corn-belt, many of our competitors are significantly larger than we are and compete in wider markets.
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
Our Grain & Ethanol and Plant Nutrient Groups buy, sell and hold inventories of various commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty Group uses some of these same commodities as base raw materials in manufacturing golf course and landscape fertilizer. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures due to rapidly rising futures market prices. Changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials for our Plant Nutrient and Turf & Specialty Groups. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.
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
Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products using potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.
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
Our Grain & Ethanol and Plant Nutrient Groups are dependent on grain elevator and nutrient storage capacity, respectively. The loss of use of one of our larger storage facilities could cause a major disruption to our Grain & Ethanol and Plant Nutrient operations. We currently have investments in three ethanol production facilities (in production or under construction) and our ethanol operations may be subject to significant interruption if any of these facilities experiences a major accident or is damaged by severe weather or other natural disasters. We currently have only one production facility for our corncob-based products in our Turf & Specialty Group, and only one warehouse in which we store the majority of our retail merchandise inventory for our Retail Group. Any adverse event or occurrence impacting these facilities could cause major disruption to our business operations. In addition, our operations may be subject to labor disruptions and unscheduled downtime. Any disruption in our business operations could decrease our revenues and negatively impact our financial position.
Our business involves significant safety risks. Significant unexpected costs and liabilities would have a material adverse effect on our profitability and overall financial position.
Due to the nature of some of the businesses in which we operate, we are exposed to significant safety risks such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline ruptures, chemical spills or run-off, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. If one of our elevators were to experience a grain dust explosion or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk. In addition, if we were to experience a catastrophic failure of a storage facility in our Plant Nutrient or Turf & Specialty Group, it could harm not only our employees but the environment as well and could subject us to significant costs.
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
New ethanol plants under construction or decreases in the demand for ethanol may result in excess production capacity.
According to the Renewable Fuels Association (“RFA”), domestic ethanol production capacity has increased from 1.9 billion gallons per year (“BGY”) as of January 2001 to an estimated 5.4 BGY at January 11, 2007. The RFA estimates that, as of January 11, 2007, approximately 6.1 BGY of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 111 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our future results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.
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
The U.S. ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could materially and adversely affect our future results of operations and financial position.
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
Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists, with certain limitations, for ethanol imported from 24 countries in Central America and the Caribbean Islands. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.
The effect of the Renewable Fuel Standard, or “RFS,” in the Energy Policy Act is uncertain. The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from methyl tertiary butyl ether, or “MTBE,” to ethanol. The energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator.
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
Fluctuations in the selling price and production cost of gasoline as well as the spread between ethanol and corn prices may reduce future profit margins of our ethanol business.
We will market ethanol both as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for oil derived gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.
The principal raw material we use to produce ethanol and co-products, including DDG, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices will produce lower profit margins for our ethanol business. Because ethanol competes with non-corn-based fuels, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our ethanol business. The Company will attempt to lock in ethanol margins as far out as practical in order to lock in reasonable returns using whatever risk management tools are available in the marketplace. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend our ethanol operations until corn is available on economical terms, which would have a material adverse effect on our business.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we will use in our ethanol manufacturing process.
We rely on third parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our future results of operations and financial position.
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
Our Rail Group is subject to risks associated with the demands and restrictions of the Class 1 railroads, a group of publicly owned rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail Group and it can increase the Group’s maintenance costs. In addition, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.
Our Rail Group relies upon customers continuing to lease rather than purchase railcar assets. Our business could be adversely impacted if there were a large customer shift from leasing to purchasing railcars, or if railcar leases are not match funded.
Our Rail Group relies upon customers continuing to lease rather than purchase railcar assets. There are a number of items that factor into a customer’s decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations, fleet management and maintenance and operational flexibility. We have no control over these external considerations, and changes in our customers’ preferences could negatively impact demand for our leasing products. Profitability is largely dependent on the ability to maintain railcars on lease (utilization) at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates including an economic downturn causing reduced demand or oversupply in the markets in which we operate, changes in customer behavior, or any other changes in supply or demand.
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

Item 2. Properties
The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all listed properties.
Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,942	4,500	2,878
Toledo, OH Port (4)	12,446	1,800	5,623
Metamora, OH	5,774	—	—
Toledo, OH (1)	983	—	—
Lyons, OH	350	—	—
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	37	349
Fremont, OH (2)	—	47	271
Fostoria, OH (2)	—	40	250
Champaign, IL	12,732	1,200	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,063	923	—
Clymers, IN (6)	4,716	—	—
Oakville, IN	3,450	—	—
Walton, IN (2)	—	435	9,907
Poneto, IN	—	10	5,750
Logansport, IN	—	83	3,913
Waterloo, IN (2)	—	992	1,641
Seymour, IN	—	720	943
North Manchester, IN (2)	—	25	211
Albion, MI (5)	2,552	—	—
White Pigeon, MI	2,703	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	457

	82,511	13,952	37,253

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 3,842-bushel capacity.

(4)	Includes leased facility with a 5,900-bushel capacity.

(5)	Leased to ethanol production facility in operation.

(6)	Planned lease to ethanol production facility under construction.
The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.

The Plant Nutrient Group’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Indiana; Walton, Indiana; and Poneto, Indiana locations also include liquid manufacturing facilities.
Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	153,000
Toledo Store	Toledo, OH	149,000
Woodville Store (1)	Northwood, OH	120,000
Lima Store (1)	Lima, OH	120,000
Sawmill Store	Columbus, OH	146,000
Brice Store	Columbus, OH	159,000
The Andersons Market (2)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility Leased

(2)	Leased facility currently under construction
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
Other Properties
In its railcar business, the Company owns, leases or manages for financial institutions 84 locomotives and 20,966 railcars at December 31, 2006. Future minimum lease payments for the railcars and locomotives are $100.8 million with future minimum contractual lease and service income of approximately $200.0 million for all railcars, regardless of ownership. Lease terms range from one month to fourteen years. The Company also operates railcar repair facilities in Maumee, Ohio; Darlington and Rains, South Carolina; and Bay St. Louis, Mississippi, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.
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
The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in

2015. The Company owns approximately 1,158 acres of land on which the above properties and facilities are located and approximately 306 acres of farmland and land held for sale or future use.
Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $69.6 million at December 31, 2006. Additionally, 7,977 railcars and 16 locomotives are held in bankruptcy-remote entities collateralizing $80.6 million of non-recourse debt at December 31, 2006. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2006, 2005 and 2004 amounted to $16.0 million, $11.9 million and $16.8 million, respectively. Additions to the Company’s railcar assets totaled $85.9 million, $98.9 million and $127.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. These additions were offset by sales and financings of railcars of $65.2 million, $69.1 million and $45.6 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted upon during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant
The information under this Item 4A is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 28, 2007) are presented below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Group	54	2000
	Vice President and General Manager, Plant Nutrient Division, Agriculture Group		1999

Daniel T. Anderson	President, Retail Group	51	1996

Michael J. Anderson	President and Chief Executive Officer	55	1999
	President and Chief Operating Officer		1996

Naran U. Burchinow	Vice President, General Counsel and Secretary	53	2005
	Formerly Operations Counsel, GE Commercial
	Distribution Finance Corporate		2003
	Formerly General Counsel, ITT Commercial
	Finance Corporation and Deutsche Financial
	Services		1993

Dale W. Fallat	Vice President, Corporate Services	62	1992

Philip C. Fox	Vice President, Corporate Planning	64	1996

Charles E. Gallagher	Vice President, Human Resources	65	1996

Richard R. George	Vice President, Controller and CIO	57	2002
	Vice President and Controller		1996

Harold M. Reed	President, Grain & Ethanol Group	50	2000
	Vice President and General Manager, Grain Division,
	Agriculture Group		1999

Rasesh H. Shah	President, Rail Group	52	1999

Gary L. Smith	Vice President, Finance and Treasurer	61	1996

Thomas L. Waggoner	President, Turf & Specialty Group	52	2005
	Vice President, Sales & Marketing, Turf &
	Specialty Group		2002
	Director of Supply Chain/Consumer &
	Industrial Sales, Turf & Specialty Group		2001

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 28, 2007, the closing price for the Company’s Common Shares was $42.08 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for its four quarters in each of 2006 and 2005.

	2006		2005
	High	Low	High	Low

Quarter Ended
March 31	$40.83	$21.11	$16.66	$11.57
June 30	62.70	35.01	18.30	13.22
September 30	47.38	31.37	21.17	13.75
December 31	43.00	31.05	22.41	13.25
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.
Shareholders
On June 28, 2006, the Company effected a two-for-one stock split to its outstanding shares as of June 1, 2006. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split.
At February 28, 2007, there were approximately 17.8 million common shares outstanding, 1,405 shareholders of record and approximately 9,300 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 42 consecutive quarterly dividends since the end of 1996, its first year of trading on NASDAQ. The Company paid $0.04 per common share for the dividends paid in January and April 2005, $0.0425 per common share for the dividends paid in July and October 2005 and January 2006, $0.045 per common share for the dividends paid in April, July and October 2006 and $0.0475 for the dividend paid in January 2007. On February 28, 2007, the Company announced a dividend of $0.0475 per common share to be paid on April 23, 2007 to shareholders of record on April 2, 2007.
The Company’s objective is to pay a quarterly cash dividend, however, dividends are subject to Board of Director approval and loan covenant restrictions.

Equity Plans
The following table gives information as of December 31, 2006 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.
Equity Compensation Plan Information

	(a)		Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,328,560 (1)	$18.02	984,543 (2)

(1)	This number includes options (1,235,344), performance share units (58,800) and restricted shares (34,416) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 515,617 Common Shares available to be purchased under the Employee Share Purchase Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 1996, the Company’s Board of Directors approved the repurchase of 2.8 million shares of common stock for use in employee, officer and director stock purchase and stock compensation plans. Since the beginning of this repurchase program, the Company has purchased 2.1 million shares in the open market. There were no repurchases of common stock during 2006.
Performance Graph
The graph below compares the total shareholder return on the Corporation’s Common Shares to the cumulative total return for the NASDAQ U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:

•	Agrium, Inc.

•	Archer-Daniels-Midland Co.

•	Corn Products International, Inc.

•	GATX Corp.

•	Greenbrier Companies, Inc.

•	Lesco, Inc.

•	Lowes Companies
This Peer Group Index was adjusted in 2004 as two of the companies previously used were no longer in existence as public companies and two companies (Scotts Company and Conagra, Inc.) have changed their focus to brand / packaged foods from the previous focus on agribusiness / lawn / turf products.
The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2001 and also assumes investments of $100 in each of the NASDAQ U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year ends is shown in the table below the graph.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

	Base Period	Cumulative Returns
	December 31, 2001	2002	2003	2004	2005	2006
The Andersons, Inc.	$100.00	$129.77	$166.53	$269.20	$459.30	$907.93
NASDAQ U.S.	100.00	68.76	103.68	113.18	115.57	127.58
Peer Group Index	100.00	83.02	118.11	133.89	153.91	162.72

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2006 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios	For the years ended December 31,
and other data)	2006	2005	2004	2003	2002

Operating results
Grain sales and revenues	$791,207	$628,255	$664,565	$696,615	$577,685
Fertilizer, retail & other sales	666,846	668,694	602,367	542,390	492,581

Total sales & revenues	1,458,053	1,296,949	1,266,932	1,239,005	1,070,266
Gross profit – grain	62,809	50,456	52,680	41,783	47,348
Gross profit – fertilizer, retail & other	144,323	147,987	136,419	122,311	115,753

Total gross profit	207,132	198,443	189,099	164,094	163,101
Other income / gains (a)	13,914	4,386	4,973	4,701	3,728
Equity in earnings (losses) of affiliates	8,190	2,321	1,471	347	13
Pretax income	54,469	39,312	30,103	17,965	16,002
Income before cumulative effect of change in accounting principle	36,347	26,087	19,144	11,701	10,764
Cumulative effect of change in accounting principle (net of tax)	—	—	—	—	3,480
Net income	36,347	26,087	19,144	11,701	14,244

Financial position
Total assets	809,344	634,144	573,598	493,292	469,780
Working capital	156,408	96,219	102,170	86,871	80,044
Long-term debt (b)	86,238	79,329	89,803	82,127	84,272
Long-term debt, non-recourse (b)	71,624	88,714	64,343	—	—
Shareholders’ equity	270,175	158,883	133,876	115,791	105,765

Cash flows / liquidity
Cash flows from (used in) operations	(62,903)	37,880	62,492	44,093	23,249
Depreciation and amortization	24,737	22,888	21,435	15,139	14,314
Cash invested in acquisitions / investments in affiliates	34,255	16,005	85,753	1,182	—
Investments in property, plant & equipment	16,031	11,927	13,201	11,749	9,834
Net investment in (sale of) railcars (c)	20,643	29,810	(90)	3,788	(7,782)
EBITDA (d)	95,505	74,279	62,083	41,152	40,128
Per share data:
Net income – basic	2.27	1.76	1.32	0.82	0.98
Net income – diluted	2.19	1.69	1.28	0.80	0.96

Dividends paid	0.178	0.165	0.153	0.140	0.130
Year-end market value	42.39	21.54	12.75	7.99	6.35

Ratios and other data
Pretax return on beginning equity	34.3%	29.4%	26.0%	17.0%	16.9%
Net income return on beginning equity	22.9%	19.5%	16.5%	11.1%	15.0%
Funded long-term debt to equity ratio (e)	0.3-to-1	0.5-to-1	0.7-to-1	0.7-to-1	0.8-to-1
Weighted average shares outstanding (000’s)	16,007	14,842	14,492	14,282	14,566
Effective tax rate	33.3%	33.6%	36.4%	34.9%	32.7%

Note:	Prior years have been revised to conform to the 2006 presentation; these changes did not impact net income.

(a)	Includes gains on insurance settlements of $4.6 million in 2006 and $0.3 million in 2002.

(b)	Excludes current portion of long-term debt.

(c)	Represents the net of purchases of railcars offset by proceeds on sales of railcars. In 2004 and 2002, proceeds exceeded purchases. In 2004, cars acquired as part of an acquisition of a business have been excluded from this number.

(d)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information important to investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(e)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” Does not include non-recourse debt. The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2006	2005	2004	2003	2002

Income before cumulative effect of change in accounting principle	$36,347	$26,087	$19,144	$11,701	$10,764
Add:
Provision for income taxes	18,122	13,225	10,959	6,264	5,238
Interest expense	16,299	12,079	10,545	8,048	9,812
Depreciation and amortization	24,737	22,888	21,435	15,139	14,314

EBITDA	95,505	74,279	62,083	41,152	40,128

Add/(subtract):
Provision for income taxes	(18,122)	(13,225)	(10,959)	(6,264)	(5,238)
Interest expense	(16,299)	(12,079)	(10,545)	(8,048)	(9,812)
(Gain) loss on disposal of property, plant & equipment and business	(1,238)	540	(431)	(273)	(406)
Realized & unrealized gains on railcars & related leases	(5,887)	(7,682)	(3,127)	(2,146)	(179)
Deferred income taxes	7,371	1,964	3,184	382	1,432
Excess tax benefit from share-based payment arrangement	(5,921)	—	—	—	—
Unremitted earnings of unconsolidated affiliates	(4,340)	(443)	(854)	(353)	(41)
Changes in working capital & other	(113,972)	(5,474)	23,141	19,643	(2,635)

Net cash provided by / (used in) operations	$(62,903)	$37,880	$62,492	$44,093	$23,249

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors, including those listed under Item 1A, “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Executive Overview
Grain & Ethanol Group
At the end of 2005, the Company entered into the ethanol business through its investment in The Andersons Albion Ethanol LLC (“TAAE”). The ethanol business is a logical extension of the Company’s grain business and an additional market for its corn producers. The Company’s strategy is to (1) be an equity investor in the ethanol industry, (2) provide infrastructure services including corn originations, plant operations management and marketing of ethanol and distillers dried grains (“DDG”) and (3) complement its value proposition through the trading of ethanol and DDG.
In August 2006, production started at TAAE, in which the Company had a 44% interest at December 31, 2006. In the time period from August through December 2006, the Company earned $3.3 million from this investment. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Albion, Michigan grain elevator to TAAE under an operating lease agreement. In February 2007, the Company exchanged its $2 million (book value) initial investment in Iroquois Bio Energy Corporation (“IBEC”), an ethanol production facility that began production in January 2007, for a comparable amount of additional equity in TAAE. The Company now has a 49% interest in TAAE. The Company will continue to provide corn origination services for IBEC.

During 2006, the Grain & Ethanol Group invested in two additional ethanol production facilities. In the first quarter of 2006, the Company invested $20.4 million for a 37% interest in TACE. TACE is currently constructing a 110 million gallon-per-year ethanol production facility that is expected to be completed during the second quarter of 2007. The Company is under contract to lease its Clymers, Indiana grain elevator to TACE upon completion of the facility. The Company will also operate the facility under a management contract and will provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated.
In the fourth quarter of 2006, the Company invested $11.4 million for a 50% interest in TAME. TAME is also constructing a 110 million gallon-per-year ethanol production facility which is expected to be completed in 2008. As with TACE, the Company will provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated. In February 2007, the Company transferred its 50% interest in TAME to The Andersons Ethanol Investment LLC, a majority owned subsidiary of the Company.
If the projected growth of the ethanol industry occurs, it could further impact the Company’s business in potentially significant ways. In addition to the service fees the Company will earn from the various ethanol facilities, it will also earn its proportional share of each of the LLC’s income. In certain situations, the Company’s grain business could be negatively impacted if new ethanol plants are constructed in the regions in which the Company does business and near its existing facilities that would compete for locally available corn.
The Company’s investment in Lansing Trade Group LLC continues to be profitable for the Company as it turned in another record year. In 2006, the Company invested an additional $2.4 million to increase its ownership to 36.1%. In the first quarter of 2007 the Company exercised its option to further increase its investment and now has over a 40.0% ownership. The Company holds an option to increase its investment in 2008 with the potential of becoming the majority owner.
The Company intends to continue to build its trading operations, extending into the ethanol markets, increase its service offerings to the ethanol industry and grow its traditional grain business. The Company’s investment in Lansing Trade Group LLC increases its trading capabilities, including ethanol, and extends its reach into the western corn-belt.
The Company anticipates that overall bushel volume will be up in 2007, with corn production a large percentage of that growth. Many market analysts are predicting the rise in demand for ethanol will lead to an additional 10 million acres of corn grown during 2007 alone. This translates well for the Company and its customers – corn producers, ethanol blenders and farmers with livestock that consume DDG. The Company’s proprietary services to producers also continue to increase as such services assist them in managing their business and navigating the changing agricultural landscape.

Rail Group
One of the Company’s key strategies within its Rail Group is to build a diversified portfolio of railcars that enables it to service a wide range of customer needs in many industries. Building a portfolio of long-lived railcar assets is key for the success of the Rail Group. It must ensure that its fleet has the proper mix of railcars to fulfill the requirements of its customers. As a result, the Group continues to selectively make additions, or liquidate assets to optimize its portfolio. During 2006, the Rail Group increased its rail fleet by 8% while maintaining a high rate of utilization.
The Rail Group also provides repair and fabrication services to its customers. The addition of two new product lines and a repair shop in Mississippi in 2005 have had a positive impact on the business of the Rail Group.
Timely maintenance to the railcars within the Group’s rail fleet is crucial to providing quality service to its customers. While necessary, rising maintenance costs have impacted the profitability of this Group as maintenance costs have increased significantly.
The Company is exploring the possibilities of adding to its mobile unit fleet and expanding the railcar repair shops as it makes sense and provides value to its customers. The Group will continue to pursue the expansion of its current offering of proprietary rail components such as outlet gates and hatch covers and to increase the customer base for these products.
Plant Nutrient Group
Increases in production costs, primarily in the form of nutrients, energy and seed, adversely affected the customers of the Plant Nutrient Group in 2006 and thus resulted in a reduction of agricultural plant nutrient volume for the Company. Although 2006 was not a good year for the Plant Nutrient Group, the increasing demand for ethanol is expected to have a positive impact on this group going forward. With increased corn prices and an acreage shift to corn production in the United States expected to reach its highest level in recent history, and since corn requires more nutrient inputs than other crops, early industry projections have crop input sales growing at least 10 percent during 2007.
The Company will continue to grow market share in its core region as well as strengthen its geographic coverage by expanding the wholesale and industrial businesses into new territories. The Company intends to continue to broaden its product and service offerings and capitalize on its core formulation and distribution strengths. Seeking alternative nitrogen sourcing, particularly off-shore, remains a very high priority as well as serving its customers better.
Moving beyond the Company’s core customer base, it believes there are opportunities to broaden its nitrogen products market into the scrubbing of flue gas emissions from coal-fired burners in power plants. The Company is actively pursuing service agreements, in conjunction with Powerspan’s ECO™ technology, for use at major coal-fired power plants. This multi-pollutant control technology will convert nitrous oxide emissions into harmless elemental nitrogen and sulfur dioxide emissions into a commercially saleable nitrogen-sulfur combination nutrient product for agriculture and turf applications.
Turf & Specialty Group
In the third quarter of 2005, the Company announced a restructuring plan for its Turf & Specialty Group. As part of this plan, the Group has re-focused its efforts on the professional lawn business and on areas within the consumer and industrial business where value could be added. This move toward proprietary and professional products started to pay off in 2006. The Company improved operating efficiency, asset utilization and introduced new products into the marketplace that have received a favorable response from customers.
Concentrating on proprietary and professional products has required the Company to invest in additional manufacturing capacity. This proprietary technology will enable the Company to serve new customers who bring more stringent requirements for production, as well as elevates its ability to service its core customers better. In addition to improving manufacturing abilities, the Company has also become more flexible with its production, supporting the objective of reducing customer order cycle times.
There are many opportunities for The Andersons-branded products in the Company’s markets. The dispersible product lines based on DGLite® & Contec DG® form the core of the professional business growth. Innovation has led to the newly released Enrich-o’ Cobs™ that offers greater opportunities in many of the Company’s cob based products. The Company believes the Turf & Specialty Group can continue to grow profitably with a focus on delivering better solutions through technology.
Retail Group
Warmer weather in both the first and fourth quarters of 2006 adversely impacted sales for the Retail Group, however most of this was offset by increased sales in produce, specialty foods, wine, housewares, sporting goods and workwear. Improving the product mix offered to customers has contributed to improved margins. With the Group’s continued success in the specialty food category in its existing stores, the Company embarked on a new specialty fresh food store concept which broke ground in October 2006. The Andersons Market™ will have a product offering with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine.
Getting feedback from customers is important to enhancing service, especially in a retail environment. In 2006 the Company conducted an extensive customer satisfaction survey and is currently applying those responses to product assortment and service metrics.

Operating Results
The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in Note 13 to the Company’s consolidated financial statements in Item 8.

	2006	2005	2004

Sales and merchandising revenues	$1,458,053	$1,296,949	$1,266,932
Cost of sales	1,250,921	1,098,506	1,077,833

Gross profit	207,132	198,443	189,099
Operating, administrative & general	158,468	153,759	154,895
Interest expense	16,299	12,079	10,545
Other income/gains	22,104	6,707	6,444

Operating income	$54,469	$39,312	$30,103

Comparison of 2006 with 2005
Operating income for the Company was $54.5 million in 2006, an increase of $15.2 million over 2005. The 2006 net income of $36.3 million was $10.3 million higher than 2005. Basic earnings per share of $2.27 increased $0.51 from 2005 and diluted earnings per share of $2.19 increased $0.50 from 2005.
Grain & Ethanol Group

	2006	2005

Sales and merchandising revenues	$791,207	$628,255
Cost of sales	728,398	577,799

Gross profit	62,809	50,456
Operating, administrative & general	44,159	36,905
Interest expense	6,562	3,818
Other income/gains	15,867	2,890

Operating income	$27,955	$12,623

Operating income for the Grain & Ethanol Group increased $15.3 million, or 121%, over 2005 results. Sales for the Group increased $155.8 million from 2005. The 2006 harvest results were better than 2005 in the Company’s market area for all grains with a 9% increase in soybean production, a 29% increase in wheat production and a 2% increase in corn production. A delayed harvest caused a short supply of grain which the Group was able to take advantage of with pre-harvest inventory. This, coupled with the increasing price of corn, contributed to the increase in sales. Merchandising revenues for the Group increased $7.2 million. The increased merchandising revenues can be attributed to a slight increase in space income, increased customer service fees for forward contracting and a significant increase in ethanol related service fees from the Group’s ethanol business which includes management fees, corn origination fees, ethanol marketing fees and DDG marketing fees earned. Gross profit for the Group increased $12.4 million due to the increased merchandising revenues mentioned previously as well as an increase in drying and mixing income as a result of wet weather during harvest. Drying and mixing income, which involves drying wet grain and blending grain, is recorded as a reduction of cost of sales when earned.
Operating, administrative and general expenses increased $7.3 million. A majority of the increase is due to the growth of the Group; however, other notable items include a $1.3 million increase in performance incentives and stock compensation expense due to improved performance and the adoption of SFAS 123(R) and a $0.4 million increase in insurance expense due to increased premiums imposed as a result of the fire and explosion at one of the Groups grain storage and loading facilities that occurred in July 2005. Outside professional services were also up $1.2 million over 2005 which primarily related to growth in ethanol. Interest expense increased $2.7 million mostly due to higher short-term interest rates and higher inventory values and margin deposits.
The Grain & Ethanol Group experienced a significant increase in other income in 2006. The 2005 portion of the business interruption claim related to the fire and explosion mentioned previously was settled in the third quarter of 2006 for $4.2 million. In the first quarter of 2006, the Group recognized $1.9 million of other income related to development fees earned upon the formation of TACE. Income from the Group’s investment in Lansing Trade Group was $6.8 million in 2006, an increase of $4.3 million over 2005. Income from the Group’s investment in TAAE was $2.5 million in 2006, an increase of $2.6 million over 2005. The Grain & Ethanol Group recognized a loss of $1.1 million on its investment in the three ethanol facilities under construction. Finally, rental of the Company’s Albion, Michigan grain facility to TAAE began in the third quarter of 2006 which amounted to $0.3 million for 2006.
Grain on hand at December 31, 2006 was 66.1 million bushels, of which 19.4 million bushels were stored for others. This compares to 63.8 million bushels on hand at December 31, 2005, of which 16.9 million bushels were stored for others.
Rail Group

	2006	2005

Sales and merchandising revenues	$113,326	$92,009
Cost of sales	67,617	48,728

Gross profit	45,709	43,281
Operating, administrative & general	19,860	16,254
Interest expense	6,817	4,847
Other income	511	642

Operating income	$19,543	$22,822

Operating income for the Rail Group decreased $3.3 million, or 14%, from the 2005 results. While sales of railcars and related leases increased $4.2 million, the gross profit on those sales decreased $1.4 million. This was mostly the result of a large sale in the fourth quarter of 2005 that realized significant margins. Leasing revenue in the Rail Group increased $11.9 million due to an 8% increase in the Company’s rail fleet and increased lease rates. Gross profit on railcar leases decreased slightly for the year. The main driver of the decrease was a $7.7 million increase in maintenance costs over last year.

Sales in the railcar repair and fabrication shops increased $5.3 million, over half of which is due to the addition of the repair shop in Mississippi and the added work as a result of hurricane Katrina. The remaining increase is due to the two new product lines which were added in the second half of 2005 and contributed a full year of sales in 2006. Gross profit for the repair and fabrication shops increased $4.2 million with increases experienced at all of the Group’s shops. Operating, administrative and general expenses for the Group increased $3.6 million. A large portion of the increase can be attributed to the two new product lines and the addition of the Mississippi repair shop, both of which occurred in the second half of 2005. Stock compensation expense for this group increased $0.2 million due to the SFAS 123(R) implementation. Interest expense increased $2.0 million due to both increases in debt to finance purchases of railcars and increased interest rates.
Plant Nutrient Group

	2006	2005

Sales and merchandising revenues	$265,038	$271,371
Cost of sales	240,915	238,597

Gross profit	24,123	32,774
Operating, administrative & general	19,023	21,564
Interest expense	2,828	1,955
Other income/gains	1,015	1,096

Operating income	$3,287	$10,351

Operating income for the Plant Nutrient group decreased $7.1 million, or 68%, from the 2005 results. Sales for the Group decreased 2% as a result of a 9% decrease in volume partially offset by increases in the average price per ton sold. Merchandising revenues remained flat. Gross profit for the Group decreased $8.7 million due both to the decrease in volume as well as an 11% increase in the cost per ton. Much of the cost increase relates to escalation in prices of the basic raw materials, primarily nitrogen. Generally, these increases can be passed through to customers, although price increases have also resulted in decreased demand causing the decrease in volume. Operating, administrative and general expenses decreased $2.5 million. This can be attributed to improvements to the Group’s absorption costing of wholesale fertilizer tons manufactured and warehoused that occurred in the second quarter of 2005. This change resulted in a reclassification of approximately $1.8 million from operating, administrative and general expenses to cost of sales. There was also a decrease in the Group’s performance incentives as a result of decreased operating results. Interest expense for the Group increased $0.9 million and is the result of rising interest rates.

Turf & Specialty Group

	2006	2005

Sales and merchandising revenues	$111,284	$122,561
Cost of sales	89,556	103,673

Gross profit	21,728	18,888
Operating, administrative & general	18,042	20,884
Interest expense	1,555	1,637
Other income	1,115	589

Operating income (loss)	$3,246	$(3,044)

Operating income for the Turf & Specialty Group increased $6.3 million over the 2005 operating loss. While sales in the lawn business decreased $12.6 million, gross profit increased $1.7 million. This improvement can be attributed to restructuring efforts initiated in the third quarter of 2005. Gross profit per ton in the lawn business increased 28% in 2006. In the cob business, restructuring efforts are also contributing to improved 2006 results. Changes in product mix have caused sales to increase by $1.3 million and gross profit to increase by $1.2 million. Sales per ton increased 22% and gross profit per ton increased 57% in 2006.
The Turf & Specialty Group also saw improvements in their operating, administrative and general expenses of $2.8 million. A portion of this is the result of one-time termination benefits and fixed asset write-downs in the amount of $1.2 million that occurred in 2005 related to the Group’s restructuring as well as $0.6 million in property losses and additional expense related to a fire at one of the Group’s cob tanks in 2005. The remaining $1.0 million decrease in expenses can be attributed to the Group’s more efficient structure due to the restructuring and improved asset utilization. Other income for the Group increased $0.5 million, a majority of which was reimbursement from the insurance company for losses incurred as a result of the cob tank fire mentioned previously.
Retail Group

	2006	2005

Sales and merchandising revenues	$177,198	$182,753
Cost of sales	124,435	129,709

Gross profit	52,763	53,044
Operating, administrative & general	49,231	49,636
Interest expense	1,245	1,133
Other income	865	646

Operating income	$3,152	$2,921

Operating income for the Retail Group increased $0.2 million, or 8%, over 2005. Sales were down 3% from 2005, however, 2005 benefited from a 53rd week in the amount of $2.9 million. Approximately every seven years the Retail Group benefits from this 53rd week in which the end of the fiscal year coincides with the Company’s calendar year-end. This 53rd week in 2005 explains almost 2% of the sales decrease in 2006. Winter weather at the end of 2006 was mild compared to 2005 and winter business was negatively impacted.
Customer counts remained relatively unchanged, however the average sale per customer decreased 3%. Despite the decrease in sales, gross profit in the Retail Group decreased less than 1%. Taking out the impact of the 53rd week in 2005, gross profit improved in 2006 by 1%, or $0.6 million. Most of this improvement can be attributed to enhanced inventory control processes, which resulted in lower inventory shrink adjustments in 2006.
Operating, administrative and general expenses decreased $0.4 million. While the Group benefited from decreases in employee benefits expense due in part to plan changes to the defined benefit pension plan, a portion of the benefit was offset by increased performance incentives and stock compensation expense. Additionally, the Group was able to better utilize its employees, reducing labor expense.
Other

	2006	2005

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	8,153	8,516
Interest expense	(2,708)	(1,311)
Other income	2,731	844

Operating (loss)	$(2,714)	$(6,361)

Net Corporate expense not allocated to business segments decreased $3.6 million, or 57%, from 2005 due mainly to decreases in employee benefits expense including favorable health care claim experience and changes in both the defined benefit retirement and retiree healthcare plans. This was partially offset by increased stock compensation expense for corporate employees and additional charitable giving. The $1.4 million increase in the corporate interest credit resulted from increases in certain float benefits that are not passed back to the operating segments. Other income increased $1.9 million and is the result of short-term interest income earned on the proceeds received from the Company’s stock offering in August 2006, as well as gains on the sale of some non-operating property.
As a result of the operating performance noted above, pretax income of $54.5 million for 2006 was 39% higher than the pretax income of $39.3 million in 2005. Income tax expense of $18.1 million was recorded in 2006 at an effective rate of 33.3% which is a decrease from the 2005 effective rate of 33.6%. In 2006, the Company benefited from a credit available to small ethanol producers due to its investment in TAAE. The Company does not anticipate this credit to be available in the future as its ethanol investments will exceed the limit for a small producer.

Comparison of 2005 with 2004
Operating income for the Company was $39.3 million in 2005, an increase of $9.2 million over 2004. The 2005 net income of $26.1 million was $7.0 million higher than 2004. Basic earnings per share of $1.76 increased $0.44 from 2004 and diluted earnings per share of $1.69 increased $0.41 from 2004.
Grain & Ethanol Group

	2005	2004

Sales and merchandising revenues	$628,255	$664,565
Cost of sales	577,799	611,885

Gross profit	50,456	52,680
Operating, administrative & general	36,905	37,453
Interest expense	3,818	3,125
Other income	2,890	2,072

Operating income	$12,623	$14,174

Operating income for the Grain & Ethanol Group decreased $1.5 million, or 11%, over 2004. Space income, which is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation or depreciation in the value of grain owned, increased $5.4 million. Drying and mixing income, which involves drying wet grain and blending grain is recorded as a reduction of cost of sales and decreased $4.0 million from 2004. Gross profit for the group decreased $2.2 million due primarily to sales of grain that had to be sold at reduced rates as a result of damage incurred at the grain facility damaged by the July 1, 2005 explosion. The Group also recorded expense of $0.3 million, which is the deductible portion of the insurance claim, related to the explosion. Interest expense for the Group increased $0.7 million.
In 2005, the Company recognized $2.3 million of equity in earnings of unconsolidated subsidiaries, most notably Lansing Trade Group LLC. This was a 58% increase from 2004 and resulted both from increased performance of unconsolidated subsidiaries, as well as an increase in the percentage owned by the Company in Lansing Trade Group LLC from 21.9% to approximately 29.0%.
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

Rail Group

	2005	2004

Sales and merchandising revenues	$92,009	$59,283
Cost of sales	48,728	30,490

Gross profit	43,281	28,793
Operating, administrative & general	16,254	14,333
Interest expense	4,847	4,436
Other income	642	962

Operating income	$22,822	$10,986

Operating income for the Rail Group increased $11.8 million, or 108%, over 2004. Lease fleet income increased $19.0 million as a direct result of increased cars in service coupled with continued increases in lease rates. The rail fleet grew 32% in 2005 to 19,363 cars and 96 locomotives while at the same time improving the utilization rate (railcars in lease service) from 92% in 2004 to 94% in 2005. Sales of railcars and related leases increased $9.0 million of which over 60% was from a single transaction in the fourth quarter of 2005 in which one of the Company’s lessees negotiated the outright purchase of railcars they had under lease. Gross profit on leasing activity increased $8.0 million from 2004 to 2005. Car sales added a $4.1 million increase to gross profit for the Group. Sales in railcar repair and fabrication shops increased $4.7 million, or 88%, with a $2.4 million increase in gross profit due to both growth in railcar repair and new product lines added in the beginning of July 2005. Operating, administrative and general expenses, mainly employee related expenses increased as a result of growth in the business and interest expense increased $0.4 million.
Plant Nutrient Group

	2005	2004

Sales and merchandising revenues	$271,371	$236,574
Cost of sales	238,597	201,882

Gross profit	32,774	34,692
Operating, administrative & general	21,564	27,643
Interest expense	1,955	1,393
Other income	1,096	1,472

Operating income	$10,351	$7,128

Operating income for the Plant Nutrient Group increased $3.2 million, or 45%, from 2004. Sales and merchandising revenues for the Group increased $34.8 million, or 15%, due to an 18% increase in the average price per ton sold partially offset by a 3% decrease in volume. Much of the price increase relates to escalation in prices of the basic raw materials, primarily phosphates, potassium and nitrogen. Generally, these price increases can be passed through to customers, although a price increase may also reduce consumer demand at the producer level. Gross profit decreased $1.9 million in spite of the increased sales due to an additional $5.8 million of labor and overhead costs for which the classification has been changed from operating, administrative and general to cost of sales. Interest expense for the Group increased $0.6 million.

Turf & Specialty Group

	2005	2004

Sales and merchandising revenues	$122,561	$127,814
Cost of sales	103,673	106,311

Gross profit	18,888	21,503
Operating, administrative & general	20,884	20,592
Interest expense	1,637	1,651
Other income	589	596

Operating income (loss)	$(3,044)	$(144)

Operating results for the Turf & Specialty Group decreased $2.9 million over 2004. Sales for the Group decreased $5.3 million, or 4%, resulting primarily from a 10% decrease in volume. This was partially offset by a 7% increase in the average price per ton sold. As noted previously, the Group announced a restructuring plan in the third quarter of 2005 in which it re-focused on the professional lawn market, which had a $1.4 million increase in sales in 2005, and concentrated on areas where value can be added within the consumer and industrial markets, which experienced an $8.3 million decrease in sales in 2005. The Group’s cob business, which is a much smaller component of the Turf & Specialty Group, had a $1.6 million, or 15%, increase in sales. Gross profit for the Group decreased $2.6 million, or 12%, when compared to 2004 due primarily to increases in product costs in the consumer and industrial lines of business as well as the overall reduction in sales. Included in operating, administrative and general expenses for 2005 was $1.2 million in one-time termination benefits and fixed asset write-downs related to the restructuring plan as well as $0.6 million in property losses and other expense related to a fire at one of the Group’s cob tanks. The Group did benefit from reduced costs in the last half of the year as a result of its restructuring efforts.
Retail Group

	2005	2004

Sales and merchandising revenues	$182,753	$178,696
Cost of sales	129,709	127,265

Gross profit	53,044	51,431
Operating, administrative & general	49,636	48,981
Interest expense	1,133	1,098
Other income	646	756

Operating income	$2,921	$2,108

Operating results for the Retail Group increased $0.8 million, or 39%, over 2004. Same-store sales and revenues in the Group increased slightly in 2005 as their fiscal year ended on the same day as the Company’s calendar year which resulted in an extra week of sales for the Group. This occurrence happens approximately once every seven years. Gross profit increased $1.6 million over 2004 due to strong fourth quarter performance in each of the Group’s market areas. Additional gross profit from the 53rd week in 2005 mentioned previously was $0.9 million of the $1.6 million. The increase in gross profit was partially offset by increased costs for benefits and performance incentives.

Other

	2005	2004

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	8,516	5,893
Interest expense (credit)	(1,311)	(1,158)
Other income	844	586

Operating (loss)	$(6,361)	$(4,149)

Other Corporate expense not allocated to business segments increased $2.2 million, or 53%, over 2004 due to several different factors. In the first quarter of 2005, there was a $0.6 million adjustment to correct errors in measuring the Company’s pension and postretirement benefit expense that occurred from 2001 through 2004. Also contributing to the increased costs were $0.5 million in increased performance incentive accruals for certain corporate level employees due to the Company’s strong performance for the year. Also because of the Company’s strong performance, charitable contributions made by the Company increased $0.2 million over 2004. Finally, employee benefits other than pension and health benefits increased $0.5 million over 2004.
Total interest expense for 2005 was $12.1 million, a $1.5 million, or 15%, increase from 2004 primarily due to a 68% increase in short-term interest expense. Average daily short-term borrowings for 2005 were down 15.2% when compared to 2004, however, the average short-term interest rate increased from 1.9% for 2004 to 3.8% for 2005. Long-term interest expense increased 3% for the same period and relates primarily to higher weighted average outstanding borrowings in 2005.
As a result of the operating performance noted above, pretax income of $39.3 million for 2005 was 31% higher than the pretax income of $30.1 million in 2004. Income tax expense of $13.2 million was recorded in 2005 at an effective rate of 33.6% after a one-time reduction of $0.6 million related to state deferred tax liabilities associated with the State of Ohio. On June 30, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. Accordingly, the deferred tax liabilities associated with the State of Ohio were decreased to reflect this phase out. In addition, a decrease in tax reserves for uncertain tax positions and the tax accounting for the Medicare Part D reimbursement contributed to the lower effective tax rate in 2005. In 2004, income tax expense of $11.0 million was recorded at an effective rate of 36.4%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $62.9 million in 2006. In 2005, the Company had proceeds from cash of $37.9 million. The change between 2006 and 2005 was due to changes in working capital. The majority of the change occurred in grain inventory and margin deposits supporting hedges on grain inventory which together increased $95.0 million. Short-term borrowings used to fund these operations increased $62.6 million from December 31, 2005. Net working capital at December 31, 2006 was $156.4 million, an increase of $60.2 million from December 31, 2005.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At December 31, 2006, the fair value of these derivative financial instruments recorded in the balance sheet (primarily interest rate swaps and interest rate caps) was a net liability of $0.4 million.
The Company made income tax payments of $3.6 million in 2006.
Investing Activities
Total capital spending for 2006 on property, plant and equipment was $16.0 million, which includes $2.0 million for expansion and improvements in Plant Nutrient Group facilities and $1.4 million in the Retail Group for store improvements and a new POS system. The remaining amount was spent on numerous assets and projects with no single project costing more than $0.5 million.
In addition to the spending on conventional property, plant and equipment, the Company spent $85.9 million in 2006 for the purchase of railcars and capitalized modifications on railcars for use in its Rail Group and sold or financed $65.2 million of railcars during 2006.
The Company increased its investments in affiliates by $34.3 million in 2006. This includes a $2.4 million additional investment in Lansing Trade Group LLC, a $20.4 million investment in TACE and an $11.4 million investment in TAME.
In October the Company announced that it had selected a site for a new store concept to market specialty foods which will be called The Andersons Market™. The building for the new store will be leased, however, the Company anticipates capital spending of approximately $2.7 million for various leasehold improvements. The new store is expected to open in the first half of 2007.
The Company expects to spend approximately $125 million in 2007 on conventional property, plant and equipment and an additional $100 million for the purchase and capitalized modifications of railcars with related sales or financings of $85 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily consisting of inventories and accounts receivable. In November 2002, the Company entered into a borrowing arrangement with a syndicate of banks. This borrowing arrangement was amended in the third quarter of 2006 to provide the Company with a $300 million short-term line of credit and an additional $50 million in a three-year line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $100 million and the long-term line by $50 million. The Company had drawn $75.0 million on its short-term line of credit at December 31, 2006. Peak short-term borrowing during 2006 was $152.5 million on March 2, 2006. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
On August 22, 2006 the Company’s registration statement filed on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission became effective. Pursuant to the Registration Statement, the Company issued approximately 2.3 million shares of common stock and received a net amount of $81.6 million in proceeds, which is being used for investments in the ethanol industry, including additional plants, investments in additional railcar assets and for general corporate purposes.
Quarterly cash dividends of $0.04 were paid in the first two quarters of 2005 with a dividend of $0.0425 in the third and fourth quarters of 2005 and the first quarter of 2006. The Company paid a quarterly cash dividend of $0.045 in the last three quarters of 2006. A cash dividend of $0.0475 per common share was paid in January 2007. During 2006, the Company issued approximately 208,000 shares to employees and directors under its share compensation plans.
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. The Company was in compliance with all of these provisions at December 31, 2006. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.
Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and / or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. Conversely, in periods of declining prices, the Company receives a return of cash. As of February 28, 2007, the Company had $169.0 million drawn on its short-term line of credit and is exploring the possibility of amending its flex line to add an additional $200 million of available borrowings. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.

Contractual Obligations
Future payments due under contractual obligations at December 31, 2006 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	3-5 years	years	Total

Long-term debt (a)	$10,087	$34,486	$19,989	$31,591	$96,153
Long-term debt non-recourse (a)	13,371	26,162	24,305	21,157	84,995
Interest obligations	9,480	15,030	8,715	5,981	39,206
Capital lease obligations	73	172	—	—	245
Operating leases (b)	24,482	43,174	34,017	18,135	119,808
Purchase commitments (c)	448,795	179,351	—	—	628,146
Other long-term liabilities (d)	6,324	2,424	2,659	7,273	18,680

Total contractual cash obligations	$512,612	$300,799	$89,685	$84,137	$987,233

(a)	The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

(b)	Approximately 84% of the operating lease commitments above relate to 8,122 railcars and 25 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.

(c)	Includes the value of purchase obligations in the Company’s operating units, including $504.6 million for the purchase of grain from producers. There are also forward grain sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts. See narrative description of business for the Grain & Ethanol Group in Item 1 for further discussion.

(d)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2007 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2007 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $8.9 million at December 31, 2006, of which $8.3 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.

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
The following table describes the railcar and locomotive positions at December 31, 2006.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	255
Owned-railcar assets leased to others	On balance sheet – non-current	11,014
Railcars leased from financial intermediaries	Off balance sheet	8,122
Railcars – non-recourse arrangements	Off balance sheet	1,575

Total Railcars		20,966

Locomotive assets leased to others	On balance sheet – non-current	20
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	25
Locomotives – non-recourse arrangements	Off balance sheet	39

Total Locomotives		84

In addition, the Company manages approximately 617 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $100.8 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding twelve years. The majority of these railcars have been leased to customers at December 31, 2006 over similar terms. The Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk. Refer to note 10 to the Company’s consolidated financial statements for more information on the Company’s leasing activities.

Critical Accounting Estimates
The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting estimates are considered critical, as they are important to the depiction of the Company’s financial statements and/or require significant or complex judgment by management. There are other items within our financial statements that require estimation, however, they are not deemed critical as defined above. Note 1 to the consolidated financial statements describes our significant accounting policies which should be read in conjunction with our critical accounting estimates.
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
Employee Benefit Plans
The Company provides all full-time, non-retail employees with pension benefits and full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The Company uses third-party specialists to assist management in measuring the expense and funded status of these employee benefit plans. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and the Company could recognize different amounts of expense over future periods. In 2006, the Company amended its defined benefit pension plans effective January 1, 2007. The provisions of this amendment include freezing benefits for the retail line of business employees as of December 31, 2006, modifying the calculation of benefits for the non-retail line of business employees as of December 31, 2006 with future benefits to be calculated using a new career average formula and in the case of all employees, compensation for the years 2007 through 2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.
Stock Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) using the Black-Scholes method of valuation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Black-Scholes model requires various highly judgmental assumptions including volatility, forefeiture rates and expected option life. If any of the assumptions used were to change significantly, or if a different valuation model were used, stock-based compensation expense may differ materially from that recorded in the current period.
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

	December 31
(in thousands)	2006	2005

Net long position	$1,793	$478
Market risk	179	48
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

	December 31
(in thousands)	2006	2005

Fair value of long-term debt and interest rate contracts	$178,082	$192,844
Fair value in excess of (less than) carrying value	(3,729)	(4,570)
Market risk	4,412	4,659

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Andersons, Inc.:
We have completed integrated audits of The Andersons, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toledo, Ohio
March 12, 2007

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31
(in thousands, except per common share data)	2006	2005	2004

Sales and merchandising revenues	$1,458,053	$1,296,949	$1,266,932
Cost of sales and merchandising revenues	1,250,921	1,098,506	1,077,833

Gross profit	207,132	198,443	189,099

Operating, administrative and general expenses	158,468	153,759	154,895
Interest expense	16,299	12,079	10,545
Other income / gains:
Other income — net	13,914	4,386	4,973
Equity in earnings of affiliates	8,190	2,321	1,471

Income before income taxes	54,469	39,312	30,103
Income tax provision	18,122	13,225	10,959

Net income	$36,347	$26,087	$19,144

Per common share:
Basic earnings	$2.27	$1.76	$1.32

Diluted earnings	$2.19	$1.69	$1.28

Dividends paid	$0.178	$0.165	$0.153

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31
(in thousands)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$23,398	$13,876
Restricted cash	3,801	3,936
Accounts and notes receivable:
Trade receivables, less allowance for doubtful accounts of $2,404 in 2006; $2,106 in 2005	87,698	74,436
Margin deposits	49,121	8,855

	136,819	83,291
Inventories	299,105	240,806
Railcars available for sale	5,576	5,375
Deferred income taxes	967	2,087
Prepaid expenses and other current assets	26,782	23,170

Total current assets	496,448	372,541
Other assets:
Pension asset	445	10,130
Other assets	12,810	8,393
Investments in and advances to affiliates	59,080	20,485

	72,335	39,008
Railcar assets leased to others, net	145,059	131,097
Property, plant and equipment, net	95,502	91,498

	$809,344	$634,144

Liabilities and Shareholders’ equity
Current liabilities:
Notes payable	$75,000	$12,400
Accounts payable for grain	95,915	80,945
Other accounts payable	81,610	72,240
Customer prepayments and deferred revenue	32,919	53,502
Accrued expenses	31,065	27,684
Current maturities of long-term debt — non-recourse	13,371	19,641
Current maturities of long-term debt	10,160	9,910

Total current liabilities	340,040	276,322
Deferred income and other long-term liabilities	3,940	1,131
Employee benefit plan obligations	21,200	14,290
Long-term debt — non-recourse, less current maturities	71,624	88,714
Long-term debt, less current maturities	86,238	79,329
Deferred income taxes	16,127	15,475

Total liabilities	539,169	475,261
Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized Issued — 19,198 shares in 2006 and 16,860 in 2005	96	84
Additional paid-in capital	159,941	70,121
Treasury shares, at cost (1,492 in 2006; 1,820 in 2005)	(16,053)	(13,195)
Accumulated other comprehensive loss	(9,735)	(455)
Unearned compensation	—	(259)
Retained earnings	135,926	102,587

	270,175	158,883

	$809,344	$634,144

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2006	2005	2004

Operating activities
Net income	$36,347	$26,087	$19,144
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,737	22,888	21,435
Unremitted earnings of affiliates	(4,340)	(443)	(854)
(Gain) loss on disposal of property, plant and equipment	(1,238)	540	(431)
Realized and unrealized gains on railcars and related leases	(5,887)	(7,682)	(3,127)
Insurance recoveries	(351)	—	—
Excess tax benefit from share-based payment arrangement	(5,921)	—	—
Deferred income taxes	7,371	1,964	3,184
Stock based compensation expense	2,891	524	242
Other	668	(117)	497
Changes in operating assets and liabilities:
Accounts and notes receivable	(53,485)	(17,056)	2,311
Inventories	(58,299)	10,622	8,327
Prepaid expenses and other assets	(5,348)	(4,647)	(2,731)
Accounts payable for grain	14,970	(6,377)	(992)
Other accounts payable and accrued expenses	(15,018)	11,577	15,487

Net cash (used in) provided by operating activities	(62,903)	37,880	62,492
Investing activities
Purchases of property, plant and equipment	(16,031)	(11,927)	(13,201)
Purchases of railcars	(85,855)	(98,880)	(45,550)
Proceeds from sale or financing of railcars and related leases	65,212	69,070	45,640
Investment in affiliates	(34,255)	(16,005)	(675)
Realized gains on available-for-sale securities	(183)	—	—
Change in restricted cash	135	(2,404)	(1,532)
Proceeds from disposals of property, plant and equipment	1,472	658	1,386
Proceeds from insurance recoveries	351	—	—
Acquisition of business	—	—	(85,078)

Net cash used in investing activities	(69,154)	(59,488)	(99,010)
Financing activities
Proceeds from offering of common shares	81,607	—	—
Net increase (decrease) in short-term borrowings	62,600	300	(35,900)
Proceeds from issuance of long-term debt	15,845	2,717	14,678
Proceeds from issuance of non-recourse, securitized long-term debt	2,001	46,566	86,400
Payments of long-term debt	(8,687)	(9,286)	(6,449)
Payments of non-recourse, securitized long-term debt	(25,361)	(12,617)	(11,994)
Change in overdrafts	8,620	887	(2,307)
Payment of debt issuance costs	(52)	(268)	(4,704)
Proceeds from sale of treasury shares under stock compensation plans	1,893	1,199	1,004
Excess tax benefit from share-based payment arrangement	5,921	—	—
Dividends paid	(2,808)	(2,453)	(2,215)

Net cash provided by financing activities	141,579	27,045	38,513

Increase in cash and cash equivalents	9,522	5,437	1,995
Cash and cash equivalents at beginning of year	13,876	8,439	6,444

Cash and cash equivalents at end of year	$23,398	$13,876	$8,439

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balances at January 1, 2004	$84	$67,179	$(13,118)	$(355)	$(120)	$62,121	$115,791

Net income						19,144	19,144
Other comprehensive income :
Cash flow hedge activity				(42)			(42)

Comprehensive income							19,102
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,147 (302 shares)		781	464		(241)		1,004
Amortization of unearned compensation					242		242
Dividends declared ($0.155 per common share)						(2,263)	(2,263)

Balances at December 31, 2004	84	67,960	(12,654)	(397)	(119)	79,002	133,876

Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (336 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($0.1675 per common share)						(2,502)	(2,502)

Balances at December 31, 2005	84	70,121	(13,195)	(455)	(259)	102,587	158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of $8 income tax)				13			13
Cash flow hedge activity				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($0.1825 per common share)						(3,008)	(3,008)

Balances at December 31, 2006	$96	$159,941	$(16,053)	$(9,735)	$—	$135,926	$270,175

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unincorporated joint ventures in which the Company has significant influence, but not control, are accounted for using the equity method of accounting and are recorded at cost plus the Company’s accumulated proportional share of income / loss less any distributions it has received. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining life of the underlying assets.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Critical Accounting Estimates” for a description of the accounting estimates that the Company considers to be its most critical.
Cash and Cash Equivalents
Cash and cash equivalents include cash and all highly liquid debt instruments purchased with an initial maturity of three months or less. The carrying values of these assets approximate their fair values.
Restricted cash is held as collateral for certain of the Company’s non-recourse debt described in Note 7.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days, and greater than a specified amount, are reviewed individually for collectibility. All other balances are reviewed on a pooled basis.

Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.
Inventories and Inventory Commitments
Grain inventories include owned bushels of grain, the value of forward contracts to buy and sell grain, and exchange traded futures and option contracts used to hedge the value of both owned grain and forward contracts. These grain contracts are considered derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, and are marked to the market price. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.
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
Derivatives — Commodity and Interest Rate Contracts
The Company’s operating results can be affected by changes to commodity prices. To reduce the exposure to market price risk on grain owned and related forward grain purchase and sale contracts, the Company enters into derivative instruments such as regulated commodity futures and options contracts for corn, soybeans, wheat and oats. The Company records these commodity contracts on the balance sheet in inventory and accounts for them using a daily mark-to-market method, the same method it uses to value grain inventory and forward purchase and sale contracts. Company policy limits the Company’s unhedged grain position. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices or due to sale, maturity or extinguishment of the commodity contract), grain inventories and related forward grain contracts are included in sales and merchandising revenues in the statements of income.

The Company also periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company records long-term interest rate swaps, treasury rate locks and interest rate corridor contracts in other long-term assets or liabilities and accounts for them as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, the Company does not designate or account for other open interest rate contracts as hedges. These interest rate contracts are recorded on the balance sheet in prepaid expenses and other assets or current liabilities and changes in market value are recognized currently in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is immediately recorded as interest expense. The deferred derivative gains and losses on closed treasury rate locks and the changes in fair value of the interest rate corridors are reclassified into income over the term of the underlying hedged items, which are either long-term debt or lease contracts.
Equity Investments
Included in other long-term assets on the Company’s consolidated balance sheet at December 31, 2006 are approximately 27 thousand shares of stock in CBOT Holdings, Inc. The Company has accounted for this stock as an available-for-sale security in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2006, the fair value of this stock was $4.1 million and the unrealized gains included in other comprehensive income (net of income taxes of $1.5 million) was $2.5 million.
Railcars Available for Sale and Railcar Assets Leased to Others
The Company’s Rail Group purchases, leases, markets and manages railcars for third parties and for internal use. Railcars to which the Company holds title are shown on the balance sheet in one of two categories — railcars available for sale or railcar assets leased to others. Railcars that have been acquired but have not been placed in service are classified as current assets and are stated at the lower of cost or market. Railcars leased to others, both on short- and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.
Railcars have statutory lives of either 40 or 50 years (measured from the date built) depending on type and year built. Railcars leased to others are depreciated over the shorter of their remaining statutory lives or 15 years. Additional information about the Rail Group’s leasing activities is presented in Note 10 to the consolidated financial statements.
Property, Plant and Equipment
Property, plant and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements and leasehold improvements — 10 to 16 years; buildings and storage facilities — 20 to 30 years; machinery and equipment — 3 to 20 years; and software — 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

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
Intangible Assets and Goodwill
Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years; patents — 17 years) on the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is not amortized but is subject to annual impairment tests, or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company assesses long-lived assets, including intangible assets subject to amortization, for impairment on an annual basis, or when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the asset. If such assets are considered to be impaired, the Company recognizes impairment expense for the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Accounts Payable for Grain
Accounts payable for grain includes the liability for grain purchases on which price has not been established (delayed price). This amount has been computed on the basis of market prices at the balance sheet date, adjusted for the applicable premium or discount.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006 that were not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Deferred Compensation Liability
Included in accrued expenses are $5.1 million and $4.3 million at December 31, 2006 and 2005, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s primary defined contribution plan. Assets funding this plan are marked to market and are equal to the value of this liability. This plan has no impact on income.
Revenue Recognition
Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain operations, gross profit on grain sales is recognized when sales contracts are executed. Sales of grain are then recognized at the time of shipment when title to the grain transfers to the customer. Revenues from other grain merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales of railcars to financial intermediaries on a non-recourse basis are recognized as revenue on the date of sale if there is no leaseback or the operating lease is assigned to the buyer, non-recourse to the Company. Sales for these transactions totaled $13.0 million, $8.9 million and $3.7 million in 2006, 2005 and 2004, respectively. Revenue on operating leases (where the Company is the lessor) and on servicing and maintenance contracts in non-recourse transactions is recognized over the term of the lease or service contract.
Certain of the Company’s operations provide for customer billings, deposits or prepayments for product that is stored at the Company’s facilities. The sales and gross profit related to these transactions is not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled “Customer prepayments and deferred revenue”.
Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. In all cases, revenues are recognized only if collectibility is reasonably assured.
Lease Accounting
The Company accounts for its leases under FASB Statement No. 13 as amended, “Accounting for Leases” and related pronouncements.
The Company’s Rail Group leases railcars and locomotives to customers, manages railcars for third parties and leases railcars for internal use. The Company is an operating lessor of railcars that are owned by the Company, or leased by the Company from financial intermediaries. The leases from financial intermediaries are generally structured as sale-leaseback transactions. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. Certain of the Company’s leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $11.5 million, $10.5 million and $8.4 million, in 2006, 2005 and 2004, respectively. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.
The Company periodically enters into leases with Rail Group customers that are classified as direct financing capital leases. Although lease terms are not significantly different from other operating leases that the Company maintains with its railcar customers, they qualify as capital leases. For these leases, the net minimum lease payments, net of unearned income is included in accounts receivable for the amount to be received within one year and the remainder in other assets. In 2006, the Company entered into a direct financing lease and at December 31, 2006, the present value of minimum lease payments receivable was $2.6 million with unearned income of $1.5 million.
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
Research and Development
Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty and Plant Nutrient Groups. The Company expended approximately $0.5 million, $0.6 million and $0.7 million on research and development activities during 2006, 2005 and 2004, respectively.
Advertising
Advertising costs are expensed as incurred. Advertising expense of $3.8 million, $3.9 million and $4.3 million in 2006, 2005, and 2004, respectively, is included in operating, administrative and general expenses.

Earnings per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, restricted shares and performance share units.

	Year ended December 31
(in thousands)	2006	2005	2004

Weighted average shares outstanding — basic	16,007	14,842	14,492
Unvested restricted shares and shares contingently issuable upon exercise of options	559	568	504

Weighted average shares outstanding — diluted	16,566	15,410	14,996

Diluted earnings per share for the years ended December 31, 2006 and 2005 excludes the impact of approximately two hundred and two thousand employee stock options, respectively, as such options were antidilutive. There were no such antidilutive options in 2004.
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
On September 29, 2006 the FASB released Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position, to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company as of the end of 2006. As a result of applying SFAS 158, the Company decreased the asset related to its Defined Benefit Pension Plan by $10.9 million and increased its liability for its Other Postretirement Employee Benefits by $7.7 million. The amount recognized in other comprehensive income for unrecognized gains and prior service costs at December 31, 2006 net of income taxes was $11.7 million.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 is effective for the Company beginning January 1, 2007. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company continues to evaluate the impact of the adoption of FIN 48 and expects that the adoption will not have a material impact on the Company’s financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for the Company’s year ended December 31, 2006. The Company adopted SAB 108 as of December 31, 2006 and it did not have a material impact on its consolidated financial statements.
Reclassifications
Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.
2. Equity Method Investments and Related Party Transactions
The Company holds investments in seven limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss less any distributions it has received. The Company’s share of income on its investment in these entities aggregated $8.2 million in 2006, $2.3 million in 2005 and $1.5 million in 2004.
In January 2003, the Company invested $1.2 million in Lansing Trade Group LLC for a 15.1% interest. Lansing Trade Group LLC, which was formed in late 2002, focuses on trading commodity contracts and has made an additional investment into Lansing Ethanol Services LLC, a joint venture formed to focus on trading related to the energy industry. The terms of the Company’s investment include options to increase its investment in each of the four years following the initial investment with the potential of attaining majority ownership in 2008. Under this option agreement, the Company contributed an additional $2.4 million in 2006, for a total contribution to date of $5.2 million, bringing its ownership up to approximately 36.1%. In the first quarter of 2007, the Company exercised its option to increase its ownership percentage and now has over a 40.0% interest in Lansing Trade Group.
The following table presents summarized financial information of this investment as it qualifies as a significant subsidiary. Net income as shown below is income before income taxes as the subsidiary is structured as a limited liability company.

(in thousands)	2006	2005	2004

Sales	$2,576,062	$1,198,093	$979,724
Gross profit	46,375	23,451	18,422
Income from continuing operations	18,751	8,371	6,370
Net Income	18,751	8,371	6,370

Current assets	211,270	78,372	71,945
Non-current assets	11,731	11,292	6,784
Current liabilities	138,669	63,344	57,014
Non-current liabilities	57,084	13,503	10,291
Minority interest	6,327	561	569
In 2006, the Company invested $20.4 million for a 37% interest in TACE, a development stage company in the process of constructing a 110 million gallon-per-year ethanol production facility adjacent to the Company’s Clymers, Indiana grain facility. The Company will operate the facility under a management contract and provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated. The Company plans on leasing this grain facility to TACE upon completion of the ethanol production facility. As part of the formation of TACE, the Company provided services to the LLC relating primarily to debt issuance and raising of outside capital for which it was compensated. The Company recognized other income of $1.9 million in the first quarter of 2006 relating to these services.
In 2006, the Company invested $11.4 million for a 50% interest in TAME. The Company will operate the Greenville, Ohio ethanol facility under a management contract and provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated. In February 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC, a majority owned subsidiary of the Company.
In addition to TAME and TACE, the Company holds investments in two other ethanol production facilities. In 2005, the Company invested $13.1 million in cash and $2 million in services for a 44% in The Andersons Albion Ethanol LLC (“TAAE”). The $2 million in services, which were capitalized by TAAE, has caused a basis difference between the carrying amount of the investment on the Company’s consolidated balance sheet and the amount of equity actually owned. TAAE began producing ethanol at its 55 million gallon per year ethanol facility in the third quarter of 2006. The Company is leasing its Albion, Michigan grain facility to the LLC under an operating lease and is operating the ethanol facility under a management contract and providing corn origination, marketing and risk management services also under contracts with TAAE. In February 2007, the Company exchanged its $2 million (book value) initial investment in Iroquoois Bio-Energy Company LLC (“IBEC”) for a comparable amount of additional equity in TAAE. The Company now has a 49% interest in TAAE. The Company will continue to provide corn origination services to IBEC.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	2006	2005	2004

Sales and Revenues	$51,159	$20,274	$23,322
Purchases	20,009	563	1,300
Lease Income	898	726	471
Accounts Receivable at 12/31	1,631	595	251
3. Equity
On June 28, 2006, the Company effected a two-for-one stock split to shares outstanding as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
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
4. Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. As of December 31, 2006, inventory losses have been reimbursed by the insurance company (net of the $0.25 deductible) in the amount of $1.2 million. Clean-up and repair costs have been reimbursed by the insurance company in the amount of $4.0 million and re-construction costs have been reimbursed in the amount of $11.9 million. In the third quarter of 2006, the Company recognized other income of $4.2 million as full and final settlement of the 2005 portion of the business interruption claim. The 2006 business interruption claim is expected to be settled in 2007. As of December 31, 2006, advances received from the insurance company exceeded costs incurred creating a payable balance of less than $0.1 million.
On August 1, 2005 a fire occurred in one of the Company’s cob tanks. In the third quarter of 2006, the Company reached a settlement with the insurance company and was reimbursed for losses in the amount of $0.4 million (net of the $0.25 deductible). This amount is recorded in other income.

5. Details of Certain Financial Statement Accounts
Major classes of inventories are as follows:

	December 31
(in thousands)	2006	2005

Grain	$198,144	$143,442
Agricultural fertilizer and supplies	42,604	35,442
Lawn and garden fertilizer and corncob products	26,379	31,280
Retail merchandise	28,466	27,189
Railcar repair parts	3,230	3,177
Other	282	276

	$299,105	$240,806

The Company’s intangible assets are included in Other assets and notes receivable and are as follows:

			Accumulated
(in thousands)	Group	Original Cost	Amortization	Net Book Value

December 31, 2006
Amortized intangible assets
Acquired customer list	Rail	$3,462	$1,874	$1,588
Patents and other	Various	212	77	135

		$3,674	$1,951	$1,723

December 31, 2005
Amortized intangible assets
Acquired customer list	Rail	$3,462	$1,226	$2,236
Patents and other	Various	277	131	146

		$3,739	$1,357	$2,382

Amortization expense for intangible assets was $0.7 million, $1.0 million and $1.4 million for 2006, 2005 and 2004, respectively. Expected aggregate annual amortization is as follows: 2007 through 2008 — $0.7 million each; $0.1 million for 2009; and less than $0.1 million in each of 2010 and 2011.
The Company also has goodwill of $1.3 million included in other assets and notes receivable. There has been no change in goodwill for any of the years presented. Goodwill includes $0.1 million in the Grain & Ethanol Group, $0.5 million in the Plant Nutrient Group and $0.7 million in the Turf & Specialty Group.

The components of property, plant and equipment are as follows:

	December 31
(in thousands)	2006	2005

Land	$12,111	$12,154
Land improvements and leasehold improvements	33,817	32,265
Buildings and storage facilities	106,391	104,656
Machinery and equipment	131,152	128,276
Software	7,164	6,652
Construction in progress	5,934	1,183

	296,569	285,186
Less accumulated depreciation and amortization	201,067	193,688

	$95,502	$91,498

Depreciation expense on property, plant and equipment amounted to $11.8 million, $11.7 million and $12.2 million in 2006, 2005 and 2004, respectively.
The components of Railcar assets leased to others are as follows:

	December 31
(in thousands)	2006	2005

Railcar assets leased to others	$176,775	$153,058
Less accumulated depreciation	31,716	21,961

	$145,059	$131,097

Depreciation expense on railcar assets leased to others amounted to $11.4 million, $9.4 million and $7.6 million in 2006, 2005 and 2004, respectively.
6. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and amended in September 2006 provides the Company with $300 million in short-term lines of credit along with an additional $50 million long-term line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $100 million and the long-term line by $50 million. The Company is currently exploring the possibility of amending its flex line to add an additional $200 million to its available borrowings. Short-term borrowings under this arrangement totaled $75.0 million and $12.4 million at December 31, 2006 and 2005, respectively. The borrowing arrangement terminates on September 30, 2009 but allows for indefinite renewals at the Company’s option and as long as certain covenants are met. Management expects to renew the arrangement prior to its termination date. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees. The following information relates to short-term borrowings:

		December 31
(in thousands, except percentages)	2006	2005	2004

Maximum amount borrowed	$152,500	$119,800	$188,500
Weighted average interest rate	5.45%	3.78%	1.91%
7. Long-Term Debt and Interest Rate Contracts
Recourse Debt
Long-term debt consists of the following:

	December 31
(in thousands, except percentages)	2006	2005

Note payable, 5.55%, payable $143 monthly, due 2012	$14,469	$15,351
Note payable, 6.95%, payable $317 quarterly plus interest, due 2010	11,075	12,343

Note payable, variable rate (6.12% at December 13, 2006), payable $58 monthly plus interest, due 2016	13,650	—
Note payable, 5.55%, payable $291 quarterly, due 2016	8,690	9,342
Note payable, 4.64%, payable $74 monthly, due 2009	3,611	4,364
Note payable, 4.60%, payable $235 quarterly, due 2010	5,934	6,583
Industrial development revenue bonds:
Variable rate (3.98% at December 31, 2006), due 2019	4,650	4,650
Variable rate (4.15% at December 31, 2006), due 2025	3,100	3,100
Debenture bonds, 5.00% to 8.00%, due 2007 through 2016	30,803	32,875
Obligations under capital lease	246	315
Other notes payable and bonds	170	316

	96,398	89,239
Less current maturities	10,160	9,910

	$86,238	$79,329

In connection with its short-term borrowing agreement with a syndicate of banks, the Company obtained an unsecured $50.0 million long-term line of credit. Borrowings under this line of credit will bear interest based on LIBOR, plus a spread. The long-term line of credit expires on September 30, 2009, but may be renewed by the Company for an additional three years as long as covenants are met. After considering its standby letters of credit totaling $8.9 million at December 31, 2006, the Company had available borrowing capacity under this facility of $41.1 million.
The notes payable due 2010, 2012 and 2016 and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $29.4 million. The note payable due 2009 is collateralized by railcars with a book value of $2.1 million.

At December 31, 2006, the Company had $2.2 million of five year term debenture bonds bearing interest at 6.0% and $2.9 million of ten year term debenture bonds bearing interest at 7.0% available for sale under an existing registration statement.
The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that require the Company at a minimum to:
•	maintain minimum working capital of $55.0 million and net equity (as defined) of $125 million;

•	limit the incurrence of new long-term recourse debt;

•	limit its unhedged grain position to 2.0 million bushels; and

•	restrict the amount of dividends paid.
The Company was in compliance with all covenants at December 31, 2006 and 2005.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2007 — $10.2 million; 2008 — $10.2 million; 2009 — $24.5 million; 2010 — $4.6 million; 2011 — $15.3 million; and $31.6 million thereafter.
Non-Recourse Debt
In 2005 The Andersons Rail Operating I (“TARO I”), a wholly owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. The Company serves as manager of the railcar assets and servicer of the related leases. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $33.6 million at December 31, 2006.
In 2004 the Company formed three bankruptcy-remote entities that are wholly owned by TOP CAT Holding Company LLC, which is a wholly owned subsidiary of the Company. These bankruptcy-remote entities issued $86.4 million in non-recourse long-term debt. The debt holders have recourse only to the assets including any related leases of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as trustee under the indenture. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The trustee ensures that the bankruptcy remote entities are managed in accordance with the terms of the indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.
The Class A debt is insured by Municipal Bond Insurance Association. Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. The book value of the railcar rolling stock at December 31, 2006 was $60.9 million. All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur before 2012 based on debt amortization requirements of the indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.
The Company’s non-recourse long-term debt consists of the following:

	December 31
(in thousands, except percentages)	2006	2005

Class A-1 Railcar Notes, 2.79%, payable $600 monthly plus interest, due 2019	$9,800	$17,000
Class A-2 Railcar Notes, 4.57%, payable $600 monthly plus interest beginning after Class A-1 notes have been retired, due 2019	21,000	21,000
Class A-3 Railcar Notes, 5.13%, payable $100 monthly plus interest, due 2019	8,294	20,075
Class B Railcar Notes, 14.00%, payable $50 monthly plus interest, due 2019	3,550	4,150
Note Payable, 5.95%, payable $450 monthly, due 2013	37,941	40,950
Note Payable, 6.37%, payable $28 monthly, due 2014	2,525	2,696
Notes Payable, 5.89%-7.08%, payable $60 monthly, due 2007-2011	1,885	2,484

	84,995	108,355
Less current maturities	13,371	19,641

	$71,624	$88,714

The Company’s non-recourse debt includes separate financial covenants relating solely to the collateralized assets. Triggering one or more of these covenants for a specified period of time, could require a faster amortization of the outstanding debt. These maximum covenants include, but are not limited to, the following:
•	Monthly average lease rate greater than or equal to $200;

•	Monthly utilization rate greater than or equal to 80%;

•	Coverage ratio greater than or equal to 1.15; and

•	Class A notes balance less than or equal to 90% of the stated value (as assigned in the debt documents) of railcars.
The Company was in compliance with these debt covenants at December 31, 2006 and 2005.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2007 — $13.4 million; 2008 — $13.1 million; 2009 — $13.0 million; 2010 — $13.5 million; 2011 — $10.8 million; and $21.2 million thereafter.
Interest Paid and Interest Rate Derivatives
Interest paid (including interest on short-term lines of credit) amounted to $15.2 million, $11.8 million and $10.1 million in 2006, 2005 and 2004, respectively.

The Company has entered into derivative interest rate contracts to manage interest rate risk on short-term borrowings. The contracts convert variable interest rates to short-term fixed rates, consistent with projected borrowing needs. At December 31, 2006, the Company had two forward starting interest rate caps. Each have a notional amount of $10.0 million and cap interest rates at 5.5% through April 2008. In addition, at December 31, 2006, the Company had two collars with notional amounts of $10.0 million each which sets the cap and floor interest rates at 4% and 3% respectively through March 2007. Although these instruments are intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for them as hedges. Changes in their fair value are included in interest expense in the statement of income.
The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2006.

Interest Rate			Initial
Hedging			Notional Amount		Interest
Instrument	Year Entered	Year of Maturity	(in millions)	Hedged Item	Rate

Swap	2005	2016	$4.0	Interest rate component of an	5.23%
				operating lease -- not accounted
				for as a hedge
Swap	2006	2016	$14.0	Interest rate component of long-term
				debt	5.95%
Corridor	2002	2007	$4.3	Interest rate component of a railcar	4.25	% -
				sale-leaseback transaction	7.00%
Cap	2003	2008	$1.4	Interest rate	3.95%
				component of an
				operating lease -- not accounted
				for as a hedge
The initial notional amounts on the above instruments amortize monthly in the same manner as the underlying hedged item. Changes in the fair value of the cap and the interest rate swap with a notional amount of $4 million are included in interest expense in the statements of income, as they are not accounted for as cash flow hedges. The interest rate corridor expiring in 2007 and the interest rate swap with a notional amount of $14 million are designated as cash flow hedges with changes in fair value included as a component of other comprehensive income or loss. Also included in accumulated other comprehensive income are closed treasury rate locks entered into to hedge the interest rate component of railcar lease transactions prior to their closing. The reclassification of these amounts from other comprehensive income into interest or cost of railcar sales occurs over the term of the hedged debt or lease, as applicable.
The fair values of all derivative instruments are included in prepaid expenses, other assets and notes receivable, other accounts payable or other long-term liabilities. The net fair value amount was $0.4 million in 2006, $0.2 million in 2005 and $0.1 million in 2004. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was $0.1 million in 2006 and a $0.1 million interest credit in both 2005 and 2004. If there are no additional changes in fair value, the Company expects to reclassify less than $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2007. Counterparties to the short and long-term derivatives are large international financial institutions.
8. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2006	2005	2004

Current:
Federal	$9,841	$8,513	$4,994
State and local	703	1,549	1,561
Foreign	205	1,198	1,220

	10,749	11,260	7,775

Deferred:
Federal	6,396	1,850	2,473
State and local	473	(639)	570
Foreign	504	754	141

	7,373	1,965	3,184

Total:
Federal	16,237	10,363	7,467
State and local	1,176	910	2,131
Foreign	709	1,952	1,361

	$18,122	$13,225	$10,959

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2006	2005	2004

U.S. income	$51,975	$31,759	$27,070
Foreign	2,494	7,553	3,033

	$54,469	$39,312	$30,103

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2006	2005	2004

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of extraterritorial income exclusion and qualified domestic production deduction	(1.2)	(1.4)	(3.1)
State and local income taxes, net of related federal taxes	1.4	1.0	4.6
Ethanol small producer’s credit	(1.2)	—	—
Other, net	(0.7)	(1.0)	(0.1)

Effective tax rate	33.3%	33.6%	36.4%

Income taxes paid in 2006, 2005 and 2004 were $3.6 million, $6.9 million and $7.1 million, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2006	2005

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(26,981)	$(20,811)
Prepaid employee benefits	(6,131)	(5,542)
Investments	(2,522)	—
Deferred income	—	(373)
Other	(835)	(699)

	(36,469)	(27,425)

Deferred tax assets:
Employee benefits	17,188	8,479
Accounts and notes receivable	918	778
Inventory	1,136	2,784
Investments	—	727
Net operating loss carryforwards	1,200	1,043
Deferred foreign taxes	1,377	780
Other	616	489

Total deferred tax assets	22,435	15,080

Valuation allowance	(1,126)	(1,043)

	21,309	14,037

Net deferred tax liabilities	$(15,160)	$(13,388)

In 2005, the Company had recorded a deferred tax asset of $0.1 million, related to the accounting for derivatives under FASB Statement No. 133. In 2006, adjustments were made resulting in a year end deferred tax asset balance of $0.2 million. The net amount of the 2006 adjustments is included in other comprehensive income in the statement of shareholders’ equity.

On June 30, 2005, the State of Ohio enacted legislation that repealed the Ohio franchise tax, phasing out the tax over five years. As a result, the deferred tax liabilities associated with the State of Ohio were decreased by $0.6 million to reflect the change in tax law.
On December 31, 2006, the Company had $17.2 million in state net operating loss carryforwards that expire from 2015 to 2022. A deferred tax asset of $1.1 million has been recorded with respect to the net operating loss carryforwards. A valuation allowance of $1.1 million has been established against the deferred tax asset because it is unlikely that the Company will realize the benefit of these carryforwards. On December 31, 2005 the Company had recorded a $1.0 million deferred tax asset and a $1.0 million valuation allowance with respect to state net operating loss carryforwards.
During 2006, the Company generated a $0.6 million Canadian net operating loss. Of that amount, $0.4 million will be carried back, resulting in a refund of a portion of Canadian taxes paid for 2004 and 2005. The remaining $0.2 million net operating loss carryforward will expire in 2026. No valuation allowance has been established because the company is expected to utilize the net operating loss carryforward.
During 2006, the Company increased its carrying amount of available-for-sale securities as required by SFAS No. 115, “Accounting for Investments in Certain Debt and Equity Securities” and a related deferred tax liability of $1.5 million was recorded. The net amount of the adjustments is included in other comprehensive income in the statement of shareholders’ equity.
During 2006, the Company adopted SFAS 123 (R). Under SFAS No. 123(R), the amount of cash resulting from the exercise of awards during 2006 was $0.3 million and the tax benefit the Company realized from the exercise of awards was $6.3 million. The total compensation cost that the Company charged against income was $2.9 million and the total recognized tax benefit from such charge was $1.0 million. The Company utilized the FAS 123(R) long-form method to calculate the $3.1 million pool of windfall tax benefits as of the date of adoption. The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.
During 2006, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Deferred taxes related to the Company’s defined benefit pension plan and other postretirement plans are reported as part of the employee benefits deferred tax asset.
We have recorded reserves for tax exposures based on our best estimate of probable and reasonably estimable tax matters. We do not believe that a material additional loss is reasonably possible for tax matters.
9. Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006 that were not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $2.9 million, $0.5 million and $0.2 million in 2006, 2005 and 2004, respectively. The result of adopting SFAS 123(R) was an additional charge to income before income taxes and net income in 2006 of $2.5 million and $1.6 million, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The impact of adoption on both basic and diluted earnings per share for 2006 was $0.10. In addition, prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as a component of operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for 2005 and 2004 assuming that the Company had accounted for its stock based compensation programs using the fair value method promulgated by SFAS 123 at that time.

(in thousands, except per share data)	Year Ended December 31
	2005	2004

Net income reported	$26,087	$19,144
Add: Stock–based compensation included in reported net income, net of related tax effects	348	151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,105)	(677)

Pro forma net income	$25,330	$18,618

Earnings per share:
Basic – as reported	$1.76	$1.32
Basic – pro forma	$1.71	$1.28
Diluted – as reported	$1.69	$1.28
Diluted – pro forma	$1.64	$1.24
The Company’s 2005 Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”) authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares. Additionally, options and share awards (totaling 420,000 common shares) that remained available under The Andersons, Inc. Amended and Restated Long-Term Performance Plan (the “Prior Plan”) upon termination of that plan on May 7, 2005 were transferred to the LT Plan. After the 2006 grant, approximately 469,000 shares remained available for grant under the LT plan. Options granted under the LT Plan and Prior Plan have a maximum term of 10 years. Prior to 2006, options granted to managers had a fixed term of five years and vested 40% immediately, 30% after one year and 30% after two years. Options granted to outside directors had a fixed term of five years and vested after one year.
Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan have a term of five-years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. On April 1, 2006, 307,220 SOSARs were granted to directors and management personnel.
The fair value for SOSARs was estimated at the date of grant, using a Black-Scholes option pricing model with the weighted average assumptions listed below. Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not material.

	2006	2005	2004

Long Term Performance Compensation Plan
Risk free interest rate	4.82%	4.18%	3.25%
Dividend yield	0.50%	1.10%	1.88%
Volatility factor of the expected market price of the Company’s common shares	.290	.228	.308
Expected life for the options (in years)	4.50	5.00	5.00
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

Performance Share Units (“PSUs”)
The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2005 and 2006 at the maximum amount available for issuance at December 31, 2007 and 2008, respectively. On April 1, 2006 25,280 PSUs were issued to executive officers.
Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 515,663 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.
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

	2006	2005	2004

Employee Share Purchase Plan
Risk free interest rate	4.38%	2.75%	1.29%
Dividend yield	0.84%	1.10%	1.88%
Volatility factor of the expected market price of the Company’s common shares	.419	.228	.308
Expected life for the options (in years)	1.00	1.00	1.00
Stock Option and SOSAR Activity
A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2006, and changes during the period then ended is as follows:

			Weighted -
		Weighted	Average	Aggregate
		-Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)’s	Price	Term	($000)

Options outstanding at January 1, 2006	1,394	$8.88
SOSARs granted	307	39.12
Options exercised	(464)	6.44
Options cancelled / forfeited	(3)	12.01

Options and SOSARs outstanding at December 31, 2006	1,234	$17.30	2.22	$30,990

Vested and expected to vest at December 31, 2006	1,231	$17.25	2.22	$30,956

Options exercisable at December 31, 2006	843	$9.72	2.10	$27,533

	2006	2005	2004

Total intrinsic value of options exercised during the year ended December 31 (000’s)	$14,970	$6,540	$3,027

Total fair value of shares vested during the year ended December 31 (000’s)	$878	$984	$635

Weighted average fair value of options granted during the year ended December 31	$12.13	$3.89	$2.13

As of December 31, 2006, there was $2.2 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 1.25 years.
Restricted Shares Activity
A summary of the status of the Company’s nonvested restricted shares as of December 31, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-Date
Nonvested Shares	Shares (000)’s	Fair Value

Nonvested at January 1, 2006	40	$12.96
Granted	22	39.12
Vested	(28)	11.83
Forfeited	—	—

Nonvested at December 31, 2006	34	$30.60

	2006	2005	2004

Total fair value of shares vested during the year ended December 31 (000’s)	$332	$240	$258

Weighted average fair value of options granted during the year ended December 31	$39.12	$15.50	$8.07

As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.25 years.
PSUs Activity
A summary of the status of the Company’s PSUs as of December 31, 2006, and changes during the period then ended, is presented below:

		Weighted-Average Grant-Date
Nonvested Shares	Shares (000)’s	Fair Value

Nonvested at January 1, 2006	34	$15.50
Granted	25	39.12
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	59	$25.65

	2006	2005	2004

Weighted average fair value of options granted during the year ended December 31	$39.12	$15.50	$—

As of December 31, 2006, there was $0.9 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
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

Lease income from operating leases to customers (including month to month and per diem leases) and rental expense for railcar leases were as follows:

	Year ended December 31
(in thousands)	2006	2005	2004

Rental and service income – operating leases	$74,948	$62,351	$43,306

Rental expense	$18,254	$15,709	$12,150

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income –	Minimum Rental
(in thousands)	Operating Leases	Expense

Year ended December 31 2007	$58,380	$21,565
2008	44,809	19,798
2009	32,565	18,322
2010	21,447	16,321
2011	14,360	13,389
Future years	25,606	11,413

	$197,167	$100,808

In 2006, the Company entered into a direct financing lease. Future rental income for this lease is as follows: 2007 – 2011 $0.2 million per year and thereafter $1.6 million. The present value of the minimum lease payments receivable at December 31, 2006 was $2.6 million with unearned income of $1.5 million.
The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2006, 2005 and 2004 were $1.9 million, $2.1 million and $1.7 million, respectively.
Other Leasing Activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $2.8 million, $3.8 million and $4.2 million in 2006, 2005 and 2004, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2006 are as follows: 2007 — $2.5 million; 2008 — $2.4 million; 2009 — $2.0 million; 2010 — $1.9 million; 2011 — $2.1 million; and $6.7 million thereafter.

In addition to the above, the Company leases its Albion, Michigan grain elevator to TAAE under an operating lease. The term of the lease is 50 years. The Company will also lease its Clymers, Indiana grain elevator to TACE upon completion of their ethanol plant which is being constructed adjacent to the gain facility. The term of that lease will be 7.5 years and provides for 5 renewals of 7.5 years each.
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
11. Employee Benefit Plan Obligations
The Company provides retirement benefits under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $1.5 million in both 2006 and 2005 and $1.4 million in 2004. The Company also provides certain health insurance benefits to employees, including retirees.
The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its non-retail employees. The plans provide defined benefits based on years of service and average monthly compensation for the highest five consecutive years of employment within the final ten years of employment (final average pay formula).
During 2006 the Company amended its defined benefit pension plans effective January 1, 2007. These amendments include the following provisions:
•	Benefits for the retail line of business employees were frozen at December 31, 2006.

•	Benefits for the non-retail line of business employees were modified at December 31, 2006 with the benefit beginning January 1, 2007 to be calculated using a new career average formula.

•	In the case of all employees, compensation for the years 2007 through 2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.

•	Consistent with these amendments, the Company increased its contributions to defined contribution plans beginning in 2007.
The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a limit on the Company’s share for most retirees.
The measurement date for all plans is December 31.

In the fourth quarter of 2006, SFAS was issued effective for the year ended December 31, 2006 which requires, among other things, the recognition of the funded status of the Company’s defined benefit pension plan and the postretirement health care plan on the balance sheet. Each overfunded plan is to be recognized as an asset and each underfunded plan is to be recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in the Statement of Shareholders’ Equity. The following table summarizes the effect of required changes in the additional minimum pension liability (“AML”) prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158.

	Prior to		Post
	SFAS 158	SFAS 158	SFAS 158
(in thousands)	Adjustments	Adjustments	Adjustments

Prepaid pension costs	11,305	(10,860)	445
Deferred income taxes	(23,013)	6,886	(16,127)
Employee benefit plan obligations	(14,576)	(6,624)	(21,200)
Accrued expenses	(29,942)	(1,123)	(31,065)
Accumulated other comprehensive income (loss)	1,986	(11,721)	(9,735)
     The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in millions)	Pension	Postretirement	Total

Prior service cost	(635)	(511)	(1,146)
Net actuarial loss	1,183	830	2,013
Obligation and Funded Status
Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

	Pension		Postretirement
(in thousands)	Benefits		Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$63,586	$49,539	$21,035	$23,636
Correction of prior errors	—	2,236	—	(937)
Service cost	3,665	3,611	393	458
Interest cost	3,024	2,947	1,148	1,117
Actuarial (gains)/losses	(1,711)	8,091	984	(1,879)
Plan amendment	(6,562)	—	(1,563)	—
Participant contributions	—	—	310	210
Retiree drug subsidy payments	—	—	67	—
Curtailmens	(1,790)
Settlements	(197)
Benefits paid	(2,550)	(2,838)	(1,296)	(1,570)
Benefit obligation at end of year	57,465	63,586	21,078	21,035

	Pension		Postretirement
(in thousands)	Benefits		Benefits
	2006	2005	2006	2005

Change in plan assets
Fair value of plan assets at beginning of year	$48,210	$38,374	$—	$—
Actual gains on plan assets	6,278	3,136	—	—
Company contributions	5,197	9,538	986	1,360
Participant contributions	—	—	310	210
Benefits paid	(2,550)	(2,838)	(1,296)	(1,570)
Settlements	(197)
Fair value of plan assets at end of year	56,938	48,210	—	—
Funded status of plans at end of year	(527)	(15,376)	(21,078)	(21,035)
Amounts recognized in the consolidated balance sheets at December 31, 2006 consist of:

	Pension	Postretirement
(in thousands)	Benefits	Benefits

Pension asset	$437	$—
Accrued expenses	(146)	(1,124)
Employee benefit plan obligations	(818)	(19,955)

Net amount recognized	$(527)	$(21,079)

Amounts recognized in accumulated other comprehensive income — pretax at December 31, 2006 consist of:

	Pension	Postretirement
(in thousands)	Benefits	Benefits

Net loss	$16,976	$12,862
Prior service cost (credit)	(5,971)	(5,113)

Net amount recognized	$11,005	$7,749

Funded status and net amounts recognized in the consolidated balance sheet at December 31, 2005 consist of:

	Pension	Postretirement
(in thousands)	Benefits	Benefits

Plan assets less than benefit obligation	$(15,376)	$(21,035)
Unrecognized net actuarial loss	24,675	13,175
Unrecognized prior service cost	72	(5,080)

Net amount recognized	$9,371	$(12,940)

Net amounts recognized in the consolidated balance sheet at December 31, 2005 consist of:

	Pension	Postretirement
(in thousands)	Benefits	Benefits

Pension asset	$10,130	$—
Employee benefit plan obligation	(926)	(12,940)
Accumulated OCI — pretax	167	—

Net amount recognized	$9,371	$(12,940)

Obligations and assets at December 31 for all Company defined benefit plans are as follows:

(in thousands)	2006	2005

Projected benefit obligation	$57,465	$63,586

Accumulated benefit obligation	$50,504	$46,899

Fair value of plan assets	$56,938	$48,210

     Amounts applicable to an unfunded Company defined benefit plan with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2006	2005

Projected benefit obligation	$964	$1,034

Accumulated benefit obligation	$964	$926

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

		Expected
Year	Expected Pension	Postretirement	Medicare Part D
	Benefit Payout	Benefit Payout	Subsidy

2007	$5,907	$1,275	$(151)
2008	5,135	1,355	(175)
2009	5,553	1,442	(200)
2010	5,645	1,527	(224)
2011	6,166	1,608	(252)
2012-2016	33,425	9,105	(1,833)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$3,665	$3,611	$3,124	$393	$458	$623
Interest cost	3,024	2,947	2,488	1,148	1,117	1,296
Expected return on plan assets	(4,013)	(3,286)	(2,902)	—	—	—
Amortization of prior service cost	(527)	11	26	(511)	(473)	(489)
Recognized net actuarial loss	1,798	1,386	999	972	737	903
Curtailment cost	135	—	—	—	—	—
Current period impact of prior errors	—	1,076	—	(693)	(429)	—

Benefit cost	$4,082	$5,745	$3,735	$1,309	$1,410	$2,333

In the first quarter of 2005 the Company discovered errors in the actuarial valuations used to determine pension and postretirement benefit obligations and expense which resulted in the understatement of operating, administrative and general expenses during the years 2001 through 2004. These errors resulted from the miscalculation of the value of certain benefits provided under the Company’s pension plans and incorrect assumptions with respect to rates of retirement used in the pension plans and the postretirement plan. The entire correction was recorded in the first quarter of 2005 on the basis that it was not material to the current or prior periods. This additional expense represents the cumulative impact of the errors and, through adjustment in the first quarter of 2005, correctly states assets and liabilities with respect to the pension and postretirement benefit plans.
In 2006, the Company identified a postretirement plan amendment implemented in 2003 that was not valued. The entire correction was recorded in 2006 on the basis that it was not material to the current or prior periods.
Assumptions

Weighted Average Assumptions	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Used to Determine Benefit Obligations at Measurement Date
Discount rate	5.80%	5.50%	6.00%	5.80%	5.50%	6.00%
Rate of compensation increases	4.50%	4.50%	4.00%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.75%	9.00%	—	—	—
Rate of compensation increases	4.50%	4.00%	4.00%	—	—	—

The discount rate for measuring the 2006 benefit obligations was calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to then use the nearest tenth of a percent from this calculated rate.
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
Assumed Health Care Cost Trend Rates at Beginning of Year

	2006	2005

Health care cost trend rate assumed for next year	10.0%	10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017
The assumed health care cost trend rate has a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2006	$(38)	$27
Effect on postretirement benefit obligation as of December 31, 2006	(105)	193
To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. Assets of the trust amounted to $6.8 million and $4.9 million at December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other current assets.
Plan Assets
The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2006	2005

Equity securities	73%	75%
Debt securities	23%	23%
Cash and equivalents	4%	2%

	100%	100%

The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:
•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.
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
Cash Flows
     The Company expects to make a minimum contribution to the funded defined benefit pension plan of approximately $5.0 million in 2007. The Company reserves the right to contribute more or less than this amount.
12. Fair Values of Financial Instruments
The fair values of the Company’s cash equivalents, margin deposits, short-term borrowings and certain long-term borrowings approximate their carrying values since the instruments are close to maturity and/or carry variable interest rates based on market indices. The Company accounts for investments in affiliates using the equity method. The estimated fair values of these investments have no quoted market price.
Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 12 years. Based upon current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2006 and 2005, as follows:

(in thousands)	Carrying Amount	Fair Value
2006:
Long-term notes payable	$43,779	$42,949
Long-term notes payable non-recourse	84,995	82,374
Debenture bonds	30,803	30,526

	$159,577	$155,849

2005:
Long-term notes payable	$47,983	$46,843
Long-term notes payable non-recourse	108,355	104,788
Debenture bonds	32,875	33,012

	$189,213	$184,643

13. Business Segments
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. In the first quarter of 2006, the Company re-aligned its business segments by separating the Agriculture Group into two distinct segments, the Grain & Ethanol Group and the Plant Nutrient Group. The decision to change the Company’s Agriculture segment was made in order to provide more meaningful information as the Grain & Ethanol Group is redeploying certain of its assets and investing new assets into supporting the ethanol market. All prior periods have been revised for this change in reporting and the updated presentation is consistent with the reporting to management during 2006.
The Grain & Ethanol Group’s operations include grain merchandising, the operation of terminal grain elevator facilities and the investment in and management of ethanol production facilities. In the Rail Group, operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient Group manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. The Turf & Specialty Group’s operations include the production and distribution of turf care and corncob-based products. The Retail Group operates six large retail stores, a distribution center and a lawn and garden equipment sales and service shop.
Included in Other are the corporate level amounts not attributable to an operating Group and the sale of some of the Company’s excess real estate.
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

	Grain &		Plant	Turf &
2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$791,207	$113,326	$265,038	$111,284	$177,198	$—	$1,458,053
Inter-segment sales	712	507	5,805	1,164	—	—	8,188
Other income (net)	7,684	511	1,008	1,115	865	2,731	13,914
Equity in net income of investees – equity method	8,183	—	7	—	—	—	8,190
Interest expense (income) (a)	6,562	6,817	2,828	1,555	1,245	(2,708)	16,299
Operating income (loss)	27,955	19,543	3,287	3,246	3,152	(2,714)	54,469
Identifiable assets	359,076	190,012	111,241	55,198	53,277	40,540	809,344
Capital expenditures	3,242	469	5,732	1,667	3,260	1,661	16,031
Railcar expenditures	—	85,855		—	—	—	85,855
Investment in affiliate	34,255	—		—	—	—	34,255
Depreciation and amortization	3,094	13,158	3,330	1,948	2,102	1,105	24,737

	Grain &		Plant	Turf &
2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$628,255	$92,009	$271,371	$122,561	$182,753	$—	$1,296,949
Inter-segment sales	644	479	8,504	1,184	—	—	10,811
Other income (net)	572	642	1,093	589	646	844	4,386
Equity in net income of investees – equity method	2,318	—	3	—	—	—	2,321
Interest expense (income) (a)	3,818	4,847	1,955	1,637	1,133	(1,311)	12,079
Operating income (loss)	12,623	22,822	10,351	(3,044)	2,921	(6,361)	39,312
Identifiable assets	220,892	175,516	91,017	61,058	50,830	34,831	634,144
Capital expenditures	3,691	786	5,063	387	1,161	839	11,927
Railcar expenditures	—	98,880	—	—	—	—	98,880
Investment in affiliate	16,005	—	—	—	—	—	16,005
Depreciation and amortization	2,952	11,119	3,190	2,230	2,133	1,264	22,888

	Grain &		Plant	Turf &
2004	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$664,565	$59,283	$236,574	$127,814	$178,696	$—	$1,266,932
Inter-segment sales	211	495	9,293	1,363	—	—	11,362
Other income (net)	610	962	1,463	596	756	586	4,973
Equity in net income of investees – equity method	1,462	—	9	—	—	—	1,471
Interest expense (income) (a)	3,125	4,436	1,393	1,651	1,098	(1,158)	10,545
Operating income (loss)	14,174	10,986	7,128	(144)	2,108	(4,149)	30,103
Identifiable assets	192,496	133,691	85,039	76,716	52,752	32,904	573,598
Capital expenditures	6,174	207	3,131	1,409	608	1,672	13,201
Railcar expenditures	—	45,550	—	—	—	—	45,550
Acquisition of business	—	85,078	—	—	—	—	85,078
Investment in affiliate	675	—	—	—	—	—	675
Depreciation and amortization	2,882	9,115	3,362	2,282	2,398	1,396	21,435

(a)	The interest income reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Grain sales for export to foreign markets amounted to approximately $218 million, $113 million and $213 million in 2006, 2005 and 2004, respectively. Revenues from leased railcars in Canada totaled $14.2 million, $19.0 million and $8.4 million in 2006, 2005 and 2004, respectively. The net book value of the leased railcars at December 31, 2006 and 2005 was $28.2 million and $30.0 million, respectively. Lease revenue on railcars in Mexico totaled $0.5 million in each of 2006, 2005 and 2004. The net book value of the leased railcars at December 31, 2006 and 2005 was $1.1 million and $1.2 million, respectively.
Grain sales of $186 million, $132 million and $144 million in 2006, 2005, and 2004, respectively, were made to Cargill, Inc.

14. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2006 and 2005.
(in thousands, except for per common share data)

			Net Income (Loss)
				Per Share-
Quarter Ended	Net Sales	Gross Profit	Amount	Basic

2006
March 31	$280,658	$40,271	$3,835	$0.25
June 30	378,109	54,767	10,347	0.68
September 30	335,871	51,544	8,387	0.52
December 31	463,415	60,550	13,778	0.78

Year	$1,458,053	$207,132	$36,347	2.27

2005
March 31	$258,656	$39,959	$1,034	$0.07
June 30	365,117	53,018	10,353	0.70
September 30	288,755	36,593	(636)	(0.04)
December 31	384,421	68,873	15,336	1.03

Year	$1,296,949	$198,443	$26,087	1.76

Certain expenses for the Company and Rail Group were erroneously included in operating, administrative and general expenses, rather than cost of sales for the three month period ended March 31, 2006. The error was corrected in the second quarter of 2006 with an adjustment to the year-to-date results. Gross profit for the quarter ended March 31, 2006 has been revised to reflect this change. There was no impact on revenues, operating income, net income or earnings per share. This revision is not considered material for restatement of prior periods’ results of operations.
Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2006, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 56. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is also in Item 8 on page 57.
There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting
PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2007 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts — years ended December 31, 2006, 2005 and 2004	105
     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
(3)	Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the eighth amendment dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.19	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.20	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.21	Real Estate Purchase Agreement between Richard P. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.22	Real Estate Purchase Agreement between Thomas H. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.23	Real Estate Purchase Agreement between Paul M. Kraus and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.24	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent (Incorporated by reference from Form 10-Q filed November 9, 2006).

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.
     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (d) below.

(c)	Financial Statement Schedule

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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson Michael J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	3/12/07	/s/ Paul M. Kraus Paul M. Kraus	Director	3/12/07

/s/ Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	3/12/07	/s/ Donald L. Mennel Donald L. Mennel	Director	3/12/07

/s/ Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	3/12/07	/s/ David L. Nichols David L. Nichols	Director	3/12/07

/s/ Richard P. Anderson Richard P. Anderson	Chairman of the Board Director	3/12/07	/s/ Sidney A. Ribeau Sidney A. Ribeau	Director	3/12/07

/s/ John F. Barrett John F. Barrett	Director	3/12/07	/s/ Charles A. Sullivan Charles A. Sullivan	Director	3/12/07

/s/ Robert J. King Robert J. King	Director	3/12/07	/s/ Jacqueline F. Woods Jacqueline F. Woods	Director	3/12/07

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
(in thousands)	Beginning of	Costs and	Other	(1)	End of
Description	Period	Expenses	Accounts –	Deductions	Period

Allowance for Doubtful Accounts Receivable– Year ended December 31
2006	$2,106	$620	$(46)	$276	$2,404
2005	2,136	585	—	615	2,106
2004	2,274	240	—	378	2,136

Allowance for Doubtful Notes Receivable – Year ended December 31
2006	$32	$—	$46	$39	$39
2005	173	(31)	—	110	32
2004	259	(39)	—	47	173

Valuation Allowance for Deferred Tax Assets – Year ended December 31
2006	$1,043	$83	$—	$—	$1,126
2005	945	98	—	—	1,043
2004	771	174	—	—	945

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

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