Form 10-Q
period 2007-03-31
ANDERSONS INC
filed 2007-05-10
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check ✓ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The registrant had 17.8 million common shares outstanding, no par value, at April 30, 2007.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006

Current assets:
Cash and cash equivalents	$27,449	$23,398	$15,821
Restricted cash	3,774	3,801	3,856
Accounts and notes receivable:
Trade receivables, net	122,880	87,698	95,313
Margin deposits	44,036	49,121	4,750

	166,916	136,819	100,063

Inventories:
Grain & Ethanol	194,388	198,144	137,220
Agricultural fertilizer and supplies	72,509	42,604	62,248
Lawn and garden fertilizer and corncob products	24,895	26,379	25,357
Railcar repair parts	3,340	3,230	3,945
Retail merchandise	33,281	28,466	33,160
Other	299	282	268

	328,712	299,105	262,198
Railcars available for sale	4,756	5,576	2,407
Deferred income taxes	852	967	2,511
Prepaid expenses and other current assets	42,929	26,782	27,371

Total current assets	575,388	496,448	414,227

Other assets:
Pension asset	157	445	8,939
Other assets and notes receivable, net	9,877	12,810	9,252
Investments in and advances to affiliates	87,855	59,080	45,315

	97,889	72,335	63,506
Railcar assets leased to others, net	133,980	145,059	131,991
Property, plant and equipment:
Land	12,111	12,111	12,104
Land improvements and leasehold improvements	33,510	33,817	32,404
Buildings and storage facilities	106,811	106,391	105,397
Machinery and equipment	132,427	131,152	128,909
Software	7,293	7,164	6,750
Construction in progress	7,373	5,934	1,105

	299,525	296,569	286,669
Less allowances for depreciation and amortization	(202,973)	(201,067)	(195,726)

	96,552	95,502	90,943

Total assets	$903,809	$809,344	$700,667

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31	December 31	March 31
	2007,	2006,	2006,

Current liabilities:
Short-term borrowings	$176,000	$75,000	$132,100
Accounts payable for grain	36,890	95,915	30,656
Other accounts payable	91,371	81,610	72,855
Customer prepayments and deferred revenue	65,489	32,919	60,162
Accrued expenses	25,606	31,065	21,342
Current maturities of long-term debt – non-recourse	13,390	13,371	13,777
Current maturities of long-term debt	10,542	10,160	11,023

Total current liabilities	419,288	340,040	341,915

Deferred income and other long-term liabilities	4,199	3,940	1,585
Employee benefit plan obligations	21,373	21,200	14,582
Long-term debt – non-recourse, less current maturities	67,973	71,624	86,269
Long-term debt, less current maturities	85,848	86,238	77,217
Deferred income taxes	13,455	16,127	15,526

Total liabilities	612,136	539,169	537,094

Minority interest	12,837	—	—

Shareholders’ equity:
Common shares, without par value, (25,000 shares authorized; 19,198 shares issued)	96	96	84
Additional paid-in capital	162,150	159,941	72,597
Treasury shares (1,385, 1,492 and 1,658 shares at 3/31/07, 12/31/06 and 3/31/06, respectively; at cost)	(16,271)	(16,053)	(14,534)
Accumulated other comprehensive loss	(11,080)	(9,735)	(311)
Retained earnings	143,941	135,926	105,737

	278,836	270,175	163,573

Total liabilities and shareholders’ equity	$903,809	$809,344	$700,667

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except Per Share Data)

	Three Months
	ended March 31,
	2007	2006
Sales and merchandising revenues	$409,144	$280,658
Cost of sales and merchandising revenues	363,123	240,387

Gross profit	46,021	40,271

Operating, administrative and general expenses	39,620	36,692
Interest expense	5,022	4,194
Other income / gains:
Other income, net	9,873	3,059
Equity in earnings of affiliates	2,832	3,553
Minority interest in loss of subsidiaries	83	—

Income before income taxes	14,167	5,997
Income tax expense	4,928	2,162

Net income	$9,239	$3,835

Per common share:
Basic earnings	$0.52	$0.25

Diluted earnings	$0.51	$0.25

Dividends paid	$0.0475	$0.0450

Weighted average shares outstanding-basic	17,729	15,090

Weighted average shares outstanding-diluted	18,242	15,638

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three Months ended
	March 31,
	2007	2006

Operating Activities
Net income	$9,239	$3,835
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6,328	6,047
Minority interest in loss of subsidiaries	(83)	—
Unremitted earnings of unconsolidated affiliates	(894)	(1,978)
Realized gains on sales of railcars and related leases	(949)	(2,759)
Gain on sale of property, plant and equipment	(17)	(45)
Excess tax benefit from share-based payment arrangement	(1,381)	(2,199)
Deferred income taxes	(1,662)	(370)
Stock based compensation expense	1,004	352
Gain on donation of equity securities	(3,020)	—
Other	100	231
Changes in operating assets and liabilities:
Accounts and notes receivable	(30,097)	(16,728)
Inventories	(29,607)	(21,392)
Prepaid expenses and other assets	(12,479)	(3,187)
Accounts payable for grain	(59,025)	(50,289)
Other accounts payable and accrued expenses	33,527	4,072

Net cash used in operating activities	(89,016)	(84,410)

Investing Activities
Purchases of railcars	(7,098)	(12,347)
Proceeds from sale or financing of railcars and related leases	16,973	13,398
Purchases of property, plant and equipment	(4,400)	(2,495)
Proceeds from sale of property, plant and equipment	350	151
Investment in affiliates	(27,881)	(22,852)
Change in restricted cash	27	80

Net cash used in investing activities	(22,029)	(24,065)

Financing Activities
Net increase in short-term borrowings	101,000	119,700
Proceeds received from minority interest	12,920	—
Proceeds from issuance of long-term debt	2,119	258
Payments on long-term debt	(2,127)	(1,257)
Proceeds from issuance of non-recourse long-term debt	—	2,001
Payments of non-recourse long-term debt	(3,632)	(10,310)
Change in overdrafts	3,291	(2,360)
Proceeds from sale of treasury shares to employees and directors	987	830
Dividends paid	(843)	(641)
Excess tax benefit from share-based payment arrangement	1,381	2,199

Net cash provided by financing activities	115,096	110,420

Increase in cash and cash equivalents	4,051	1,945
Cash and cash equivalents at beginning of period	23,398	13,876

Cash and cash equivalents at end of period	$27,449	$15,821

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2006	$84	$70,121	$(13,195)	$(455)	$(259)	$102,587	$158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of income tax of $8)				13			13
Cash flow hedge activity				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($.01825 per common share)						(3,008)	(3,008)

Balance at December 31, 2006	96	159,941	(16,053)	(9,735)	—	135,926	270,175

Net income						9,239	9,239
Other comprehensive income:
Minimum pension liability (net of income tax of $3)				5			5
Cash flow hedge activity				6			6
Unrealized gain on investment (net of income tax of $244)				416			416
Disposal of equity securities (net of income tax of $974)				(1,903)			(1,903)
Impact of adoption of FIN 48						(383)	(383)

Comprehensive income							7,380
Unrecognized actuarial loss and prior service costs (net of income tax of $77)				131			131
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,517 (107 shares)		2,209	(218)				1,991
Dividends declared ($0.0475 per common share)						(841)	(841)

Balance at March 31, 2007	$96	$162,150	$(16,271)	$(11,080)	$—	$143,941	$278,836

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
Note A: Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly and majority owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unincorporated joint ventures in which the Company has significant influence, but not control, are accounted for using the equity method of accounting and are recorded at cost plus the Company’s accumulated proportional share of income / loss less any distributions it has received. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining life of the underlying assets, with the exception of certain permanent basis differences related to entity formation.
In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes”, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of March 31, 2006 was included as the Company operates in several seasonal industries.
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
Note B: Stock-Based Compensation
On March 1, 2007, the Company granted 157,245 stock only stock appreciation rights (“SOSARs”) to directors and management personnel under the Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”). The fair value for SOSARs was estimated at the date of grant, using a Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the SOSARs and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

	2007	2006

Long Term Performance Compensation Plan
Risk free interest rate	4.34%	4.82%
Dividend yield	0.45%	0.50%
Volatility factor of the expected market price of the Company’s common shares	.375	.290
Expected life for the options (in years)	4.50	4.50
The Company also granted 14,680 restricted shares on March 1, 2007 to members of management. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period.
The LT Plan also allows for the award of performance share units (“PSU”). Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of performance share units issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. On March 1, 2007, 15,480 PSUs were granted and are being expensed based on the assumption that the Company will reach the targeted 7% earnings per share growth rate at which 50% of the maximum award will be granted.
Total compensation expense recognized in the Consolidated Statement of Income for all equity based compensation programs was $1.0 million in the first quarter of 2007.
Note C: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months Ended
	March 31,
(in thousands)	2007	2006

Weighted average shares outstanding – basic	17,729	15,090
Restricted shares and shares contingently issuable upon exercise of options	513	548

Weighted average shares outstanding – diluted	18,242	15,638

There were approximately 13 thousand antidilutive options outstanding in the first quarter of 2007 and no antidilutive options outstanding in the first quarter of 2006.
Note D: Employee Benefit Plans
In the first quarter of 2006, the Company’s Board of Directors approved changes to its defined benefit plans that became effective on January 1, 2007. These changes included freezing benefits for certain employee groups and adjusting the formula for employees who continue to earn benefits after January 1, 2007. This plan amendment triggered a new valuation at February 28, 2006 resulting in an actuarial gain of $1.8 million.
Included as charges against income for the quarter are the following amounts for pension and postretirement benefit plans maintained by the Company:

			Postretirement
	Pension Benefits		Benefits
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006

Service cost	$665	$993	$109	$136
Interest cost	784	803	291	311
Expected return on plan assets	(1,141)	(987)	—	—
Amortization of prior service cost	(159)	(51)	(128)	(110)
Recognized net actuarial loss	304	477	198	228

Benefit cost	$453	$1,235	$470	$565

The Company made no contributions to its defined benefit pension plan in either of the first quarters of 2007 or 2006. The Company currently expects to make a total contribution of approximately $5.0 million for fiscal 2007, which exceeds the required minimum contribution. The Company contributed $5.0 million in fiscal 2006.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first quarters of 2007 and 2006, payments of $0.2 million and $0.3 million, respectively, were made by the Company.

Note E: Segment Information
Results of Operations – Segment Disclosures
(unaudited)(in thousands)

	Grain &		Plant	Turf &
First Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$246,584	$25,916	$66,560	$36,304	$33,780	$—	$409,144
Inter-segment sales	363	202	3,853	460	—	—	4,878
Other income	5,985	91	153	62	160	3,422	9,873
Equity in earnings of affiliates	2,829	—	3	—	—	—	2,832
Interest expense (income)(a)	3,133	1,373	354	483	182	(503)	5,022
Operating income (loss)	10,170	3,008	431	1,800	(2,287)	1,045	14,167
Identifiable assets	398,484	175,492	156,651	74,723	58,227	40,232	903,809

	Grain &		Plant	Turf &
First Quarter 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$128,625	$34,383	$46,033	$39,505	$32,112	$—	$280,658
Inter-segment sales	334	135	2,287	530	—	—	3,286
Other income	2,088	120	101	363	164	223	3,059
Equity in earnings of affiliates	3,553	—	—	—	—	—	3,553
Interest expense (income)(a)	1,667	1,594	660	540	315	(582)	4,194
Operating income (loss)	1,780	6,218	(1,235)	2,149	(2,441)	(474)	5,997
Identifiable assets	233,214	174,864	117,159	77,521	56,453	41,456	700,667

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note F: Equity Method Investments and Related Party Transactions
The Company, or its consolidated subsidiary, holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss less any distributions it has received. The Company’s share of income on its investment in its equity method investees aggregated $2.8 million and $3.6 million in the first quarters of 2007 and 2006, respectively. Included in these amounts were losses of $1.7 million and $0.1 million in 2007 and 2006, respectively, from investments in ethanol joint ventures that were still in the process of constructing ethanol plants and had not yet commenced operations.
In the first quarter of 2007, the Company exercised its option to increase its investment in Lansing Trade Group LLC and now holds an interest of approximately 40% in that entity. Lansing Trade Group LLC, which was formed in late 2002, is a merchandising company primarily involved in trading and distribution of grain, ethanol and other agricultural raw material commodities throughout the United States, Canada and Mexico. The terms of the Company’s investment include an option to increase its investment in the future with the potential of attaining majority ownership.
The following table presents summarized financial information of this LLC as it qualifies as a significant subsidiary. Net income as shown below is income before income taxes as the subsidiary is structured as a limited liability company. The Company’s share of these earnings was $1.4 million and $3.7 million in the first quarters of 2007 and 2006, respectively.

	Three months ended
	March 31,
(in thousands)	2007	2006

Sales	$1,120,650	$361,842
Gross profit	10,745	19,487
Income from continuing operations	3,257	10,170
Net income	3,257	10,170
Also in the first quarter of 2007, the Company exchanged its interest in Iroquois Bio-Energy Company (“IBEC”) with an investor in The Andersons Albion Ethanol LLC (“TAAE”). The Company recognized no gain on the transaction as the two interests were substantially equivalent in value. The Company now holds approximately 49% of the voting interest in TAAE. Although it no longer holds an ownership interest in IBEC, the Company will continue to provide corn origination services under a service contract with the entity. As part of its ethanol marketing agreement with TAAE, the Company buys 100% of the ethanol produced and markets it to external customers. Substantially all of the purchases from TAAE, and sales to external parties are done through forward contracts and are done on matching terms and therefore, the Company does not recognize any gross profit on these sales transactions. As compensation for these marketing services, the Company receives a fee on each gallon sold. Sales of ethanol, to external customers under this marketing agreement totaled $31.4 million and $0 million in the first quarters of 2007 and 2006, respectively.
The following table presents summarized financial information of this investment as it also qualifies as a significant subsidiary. Net income as shown below is income before income taxes as the subsidiary is structured as a limited liability company. The Company’s share of these earnings was income of $3.2 million in the first quarter 2007 and a loss of $0.1 million in the first quarter of 2006.

	Three months ended
	March 31,
(in thousands)	2007	2006

Sales	$32,316	$—
Gross profit	7,733	13
Income from continuing operations	7,529	(128)
Net income	7,529	(128)

In the first quarter of 2007, the Company formed The Andersons Ethanol Investment LLC (“TAEI”) to hold its 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). Also during the quarter TAEI received $12.9 million from a third party giving them a 34% minority interest.
The Company continues to provide corn origination, management and ethanol and DDG marketing services to TAME under separate service contracts.
Because the Company owns a majority of the voting interest in TAEI, it is a consolidated subsidiary of the Company. Minority interest represents the ownership interest of the joint venture partner in TAEI. In the first quarter of 2007, the Company recorded $0.1 million of minority interest in loss of subsidiaries related to losses attributable to the minority interest holder.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended
	March 31,
(in thousands)	2007	2006

Sales and revenues	$27,757	$2,019
Purchases	29,788	—
Lease income	620	228
Accounts receivable at 3/31	4,307	866
Note G: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. As of March 31, 2007, inventory losses have been reimbursed by the insurance company (net of the $0.25 deductible) in the amount of $1.2 million. Clean-up and repair costs have been reimbursed by the insurance company in the amount of $4.0 million and re-construction costs have been reimbursed in the amount of $11.9 million. The 2006 business interruption claim is expected to be settled by the end of the second quarter of 2007. As of March 31, 2007, the Company had a receivable on its balance sheet from the insurance company for reconstruction costs in the amount of $2.4 million compared to a liability of $1.2 million at March 31, 2006.

Note H: Equity Securities
The Company holds equity securities that are classified as available-for-sale securities. The fair value of these securities, recorded on the balance sheet at March 31, 2007, was $1.7 million. Fair value is determined based on the closing stock price as of the period end date. Unrealized gains on these securities included in accumulated other comprehensive income (net of tax) at March 31, 2007 was $1.0 million.
In March 2007, the Company donated $3.1 million of equity securities to various charities. A portion of this donation was in satisfaction of a contribution accrued in 2006. The remaining $1.5 million was recorded as contribution expense in the first quarter. The Company’s donation also resulted in a realized gain of $3.0 million which was recorded in other income as a realized gain on available-for-sale securities as the related securities had very little cost basis.
For the periods ended March 31, 2007 and 2006, the Company recorded $0.3 million and $0 million of unrealized holding gains in accumulated other comprehensive income for the shares the Company still holds.
Note I: Uncertain Tax Positions
The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million decrease to beginning retained earnings.
The Company has elected to classify interest and penalties, accrued as required by FIN 48, as interest expense and penalty expense, respectively, rather than as income tax expense. The total amount of accrued interest and penalties as of the date of adoption is $0.5 million. An additional $0.1 million of interest and penalties was accrued during the first quarter of 2007.
The total amount of unrecognized tax benefits as of the date of adoption is $1.5 million. If recognized, $1.0 million of unrecognized tax benefits would decrease the Company’s effective tax rate. The Company anticipates that the amount of unrecognized tax benefits will decrease by $0.4 million in the fourth quarter of 2007. This decrease relates to unrecognized tax benefits associated with investment tax credits and royalty expense deductions taken on state income tax returns in tax years that will no longer be subject to examination.
U.S. federal income tax and various state and city income tax returns filed by the Company remain subject to examination for the tax years 2003 through 2006. Canadian federal income tax returns remain subject to examination for the tax years 2004 through 2006 and Mexican federal income tax returns remain subject to examination for the tax years 2001 through 2006.
Note J: New Accounting Standards
In February 2007 the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s annual period beginning January 1, 2008. The Company is currently assessing the impact on the financial statements of the application of SFAS 159.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors, including those listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting estimates, as described in our 2006 Form 10-K, have not materially changed during the first quarter of 2007.
Executive Overview
Grain & Ethanol Group
During the first quarter of 2007, the Grain & Ethanol Group achieved income growth in both its base grain business and its ethanol business. Production at the Albion, Michigan ethanol plant, which opened in August 2006, and in which the Company owns a 49% interest, was strong. The Company also recognized development fees in the first quarter from its work on the Greenville, Ohio plant owned by The Andersons Marathon Ethanol LLC. The Company owns 33% of the equity of this venture and has various fee-based operation, supply and marketing contracts with each ethanol venture.
Grain inventories on hand at March 31, 2007 were 64.2 million bushels, of which 17.8 million bushels were stored for others. This compares to 58.4 million bushels on hand at March 31, 2006, of which 11.8 million bushels were stored for others. Wheat held in inventory was 24.0 million and 19.8 million bushels at March 31, 2007 and 2006, respectively.

Wheat conditions for 2007, as tracked by the U.S. Department of Agriculture, for unharvested crops, are worse than 2006 with only 44% rated as good to excellent for the four states where the Company has facilities. At this time in 2006, approximately 80% was rated as good to excellent. The primary harvest period for winter wheat is in the month of July.
U.S. corn acreage is expected to increase 15% in 2007. Currently, the four state (Illinois, Ohio, Indian, Michigan) planting progress for both corn and soybeans is behind both 2006 and the five year average due to weather conditions in April, however planting has increased as of this writing. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.
Production at the Clymers, Indiana ethanol plant began in early May, slightly behind schedule. The ethanol ventures in which the Company has interests and where production is occurring have the majority of their 2007 ethanol margins locked in at profitable levels through forward purchase contracts for corn and natural gas and forward sale contracts of ethanol.
Rail Group
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2007 were 21,137 compared to 19,274 at March 31, 2006. The utilization rate (railcars and locomotives under management in lease service, exclusive of railcars managed for third party investors) fell from 95% at March 31, 2006 to 91% at March 31, 2007. Overall, U.S. rail traffic has declined by nearly 5% compared to the first quarter of 2006, and demand for most railcar types has dropped.
The Group opened a new repair shop in Rains, South Carolina in the first quarter of 2007 and is looking into adding a blast paint shop at the Mississippi railcar repair location. We have seen a reduction in railcar shop activity in Mississippi as 2006 was very busy with repairs of cars damaged in the 2005 hurricane. Gross profit on car sales is somewhat unpredictable and contributed $5.9 million to the Group’s operating income for the full year of 2006. Our 2007 first quarter gross profit on car sales was well below the comparable period in 2006. The manufacturing business has been soft in the first quarter of 2007.
Plant Nutrient Group
As stated earlier, planting progress for corn in the four states primarily served by the Company is behind last year’s planting due to cold weather in mid-April, however, overall U.S. corn acreage is expected to increase by 15% in 2007. As corn requires more nutrients than other grains, this is expected to have a positive impact on the Group’s 2007 performance.

We believe that many distributors/producers had delayed or reduced their 2006 purchases of fertilizer due to high prices. With the increase in corn acreage along with a significant increase in the price of corn, producers are more willing to purchase and apply nitrogen products. This increased first quarter demand has continued into the second quarter, which is generally the largest sales volume quarter for this Group.
Turf & Specialty Group
As part of the restructuring plan announced in 2005 by the Turf & Specialty Group, many new value-added products were introduced and, in spite of high raw material prices this year, average gross margins in the lawn business were higher when compared to the same period last year. With these higher margin products and the addition of the Group’s new manufacturing facility expected to open later in the year which will manufacture a patented fertilizer product primarily for use on golf greens, the outlook for this Group for the remainder of 2007 is positive.
The cob business is challenged by a current shortage of cobs which has increased raw material costs. This cob shortage is expected to continue through the summer.
Retail Group
Results for the Retail Group in the first quarter of 2007 were strong as the late winter weather created high demand for cold weather goods. April sales, however, were negatively impacted by the continued cold/wet conditions in the month and delayed the more typical spring business – primarily nursery, lawn and garden products.
The Group opened a new food-only store in the Toledo, Ohio suburb of Sylvania in early April with strong results. The new 31,000 square foot store, known as The Andersons Market, features an expanded line of basic groceries plus all of the deli, bakery, produce, fresh and frozen meats, specialty foods, wines and related products that are offered in the group’s much larger stores.
Company
Beginning in 2007, certain costs and benefits, previously held at the corporate level, are being allocated to the business groups. These consist primarily of increased interest expense (credit) and other corporate costs.
The Company’s donation of available-for-sale securities in the first quarter of 2007 resulted in a gain of $3.0 million. A portion of this donation was in satisfaction of a contribution accrued in 2006. The remaining $1.5 million of 2007 contribution expense would typically be recorded later in the year.

Operating Results

	Three months
	ended March 31,
	2007	2006

Sales and merchandising revenues	$409,144	$280,658
Cost of sales	363,123	240,387

Gross profit	46,021	40,271
Operating, administrative & general	39,620	36,692
Interest expense	5,022	4,194
Minority interest in loss of subsidiaries	83	—
Equity in earnings of affiliates	2,832	3,553
Other income/gains	9,873	3,059

Operating income	$14,167	$5,997

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included herein in Note E: Segment Information.
Comparison of the three months ended March 31, 2007 with the three months ended March 31, 2006:
Grain & Ethanol Group

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$246,584	$128,625
Cost of sales	231,164	121,680

Gross profit	15,420	6,945
Operating, administrative & general	11,014	9,139
Interest expense	3,133	1,667
Minority interest in loss of subsidiaries	83	—
Equity in earnings of affiliates	2,829	3,553
Other income/gains	5,985	2,088

Operating income	$10,170	$1,780

Operating results for the Grain & Ethanol Group improved $8.4 million over its 2006 results. Sales of grain (corn, soybeans, wheat and oats) increased 63% over the first quarter of 2006. The biggest increase was in corn which increased 102%. The largest driver of this increase was the significant escalation in corn prices. The average price per bushel sold in the first quarter of 2007 increased 71% over the same period in the prior year. Corn sales volume was also up with an increase of 19%. Beginning in the first quarter of 2007, as part of its ethanol marketing agreement with its equity method ethanol investee, the Company purchases 100% of the ethanol produced by the entity and sells it to third parties. Sales of ethanol purchased from the equity investee in the first quarter of

2007 was $31.4 million. Space income, which is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned, increased $4.5 million over the same period of last year. Service income earned from contracts with the Company’s ethanol entities increased as well as one of the entities began production late in the third quarter of 2006 and the Company is now earning marketing and origination service fees.
Gross profit for the Group increased $8.5 million due mostly to the increases in space income and service fees mentioned previously. Gross profit on sales of grain increased as well, primarily due to a 14% increase in total volume shipped. Gross profit earned on the $31.4 million of 2007 ethanol sales was limited to a small per bushel commission.
Operating expenses increased 21% over the first quarter of 2006. This was due to a variety of factors including increased energy costs, an increase in professional and contract fees and personnel costs, including labor and stock compensation.
Interest expense for the Group increased $1.5 million resulting from increased interest rates and higher commodity values resulting in additional costs of financing working capital, primarily inventory and margin deposits.
Other income for the Grain & Ethanol Group increased $3.9 million. This was due to an increase in development fees earned for the formation of ethanol entities. The Company expects to receive income in 2007 related to the 2006 portion of its business interruption claim discussed previously.
The Group’s equity in earnings of affiliates decreased $0.7 million from the first quarter of 2006 and is a result of additional investments in ethanol affiliates with plants still under construction as well as a decrease in earnings on its investment in Lansing Trade Group. For the first quarters of 2007 and 2006 losses of $1.7 million and $0.1 million, respectively, were incurred from investments in ethanol affiliates with plants still under construction.
Rail Group

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$25,916	$34,383
Cost of sales	16,651	21,505

Gross profit	9,265	12,878
Operating, administrative & general	4,975	5,186
Interest expense	1,373	1,594
Other income/gains	91	120

Operating income	$3,008	$6,218

Operating results for the Rail Group decreased $3.2 million over its first quarter 2006 results. Leasing revenues increased $2.1 million over 2006, however, car sales for the Group decreased $7.9 million and sales from the railcar repair and fabrication shops decreased $2.6 million. The increase in leasing revenue is a factor of increased cars in the Group’s rail fleet. Decisions on car sales are made based on portfolio needs and the first quarter reduction in car sales was intentional based on these factors. The reduction in sales in the Group’s railcar repair and fabrication shops is a result of significant sales in the first quarter of 2006 related to work obtained as a result of hurricane Katrina. That work has since ceased and the shops are operating now at more normal activity levels.
Gross profit for the Group decreased $3.6 million, resulting from a $1.8 million decrease in gross profit on car sales, a $1.0 million decrease in gross profit from the Group’s railcar repair and fabrication shops and a $0.8 million decrease in gross profit on leases. Maintenance costs continue to increase and are impacting the Group’s gross profit from its leasing business. The decrease in gross profit on car sales and from the repair and fabrication shops are a direct result of the decrease in sales mentioned previously.
Operating expenses for the Group changed slightly from the same period last year with a decrease of 4% spread across several expense categories.
Interest expense for the Group decreased 14% as it continues to pay off its long-term debt obligations.
     Plant Nutrient Group

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$66,560	$46,033
Cost of sales	61,135	41,900

Gross profit	5,425	4,133
Operating, administrative & general	4,796	4,809
Interest expense	354	660
Equity in earnings of affiliates	3	—
Other income/gains	153	101

Operating income	$431	$(1,235)

Operating results for the Plant Nutrient Group improved $1.7 million over its first quarter 2006 loss. Sales increased $20.2 million, or 45%, due to a 36% increase in volume and a 6% increase in the average price per ton sold. Tightening supply and poor weather in the fourth quarter of 2006 contributed to the sales increase in the first quarter of 2007. Storage income improved $0.3 million for the quarter.
Gross profit improved 31% over the same period last year due to the increase in sales. Because of increases in the cost per ton, the gross profit per ton decreased 4%.

Operating expenses for the Group experienced a slight decrease over the first quarter of 2006. The reduction in interest expense for the Group in the first quarter of 2007 relates primarily to a change in the amount of interest allocated to the Group.
Turf & Specialty Group

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$36,304	$39,505
Cost of sales	30,233	32,870

Gross profit	6,071	6,635
Operating, administrative & general	3,850	4,309
Interest expense	483	540
Other income/gains	62	363

Operating income	$1,800	$2,149

Operating results for the Turf & Specialty Group decreased $0.3 million over the first quarter of 2006. Sales in the lawn fertilizer business decreased $3.5 million due to both decreased volume and a decrease in the average price per ton sold. Sales in the cob business increased $0.3 million due mostly to increased volumes.
Gross profit for the Group decreased 9% over the same period last year. The biggest decrease came in the cob business due to short supply, which caused us to purchase processed cobs at a higher cost. In the lawn business, gross profit was down only slightly and gross profit per ton increased 7% due to a focus on higher margin products.
Operating expenses for the Group decreased 11% over the first quarter of 2006 and can be attributed primarily to the Group’s more efficient structure due to restructuring and improved asset utilization.
Interest expense for the Group was slightly lower and other income decreased $0.3 million. The 2006 results include a one time rebate for prior years that had been previously thought to be uncollectible.

Retail Group

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$33,780	$32,112
Cost of sales	23,940	22,432

Gross profit	9,840	9,680
Operating, administrative & general	12,105	11,970
Interest expense	182	315
Other income/gains	160	164

Operating income	$(2,287)	$(2,441)

Operating results for the Retail Group improved $0.2 million, or 6%, over the same period last year. Same store sales and merchandising revenues increased $1.7 million with increases experienced in each of the Group’s market areas. While customer counts remained relatively unchanged, the average sale per customer increased 4% and the cold weather in February allowed the Group to sell a lot of its winter inventory, planned for sale in the fourth quarter of 2006. Both of these factors contributed to the increase in sales.
Gross profit for the Group improved only 2%, and gross margin decreased 3%. This was the result of a larger favorable physical inventory adjustment in the first quarter of 2006. The Group has adjusted its shrink allowance calculation and the first quarter inventory adjustment was minimal, and the Retail Group continues to experience unusually low shrink when compared to industry averages.
There was a slight increase in the Group’s operating expense in the first quarter of 2007 as compared to the first quarter of 2006. While the Group has seen a significant benefit from the pension plan change approved in 2006, the benefits were offset by increased expenses relating to the implementation of the new point of sale system and pre-opening costs at the new food market discussed previously.
The reduction in interest expense for the Group in the first quarter of 2007 relates primarily to a change in the amount of interest allocated to the Group.

Other

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	2,880	1,279
Interest expense	(503)	(582)
Other income	3,422	223

Operating (loss)	$1,045	$(474)

Net corporate income not allocated to business segments increased $1.5 million over the same period last year. Operating expenses increased $1.6 million which is primarily an increase in the 2007 planned charitable contribution expense recorded in the first quarter. The Company elected to donate a portion of its available-for-sale equity securities to meet this planned contribution currently. The Company normally expenses its charitable giving donation throughout the year as the Company recognizes income and makes its primary gifts after the end of the calendar year. The Company’s charitable donations are generally based on a percentage of income; however, this donation accelerated the recognition of the 2007 expense. The Company also saw slight increases in stock compensation and performance incentives for corporate office employees.
The corporate interest credit resulted from the timing of certain interest benefits that have not yet been passed back to the operating Groups.
The $3.2 million increase in other income is almost entirely a direct result of realized gains on the Company’s available-for-sale securities that were donated to various charities as mentioned previously.
As a result of the above, pretax income of $14.2 million for the first quarter of 2007 was $8.2 million higher than pretax income of $6.0 million recognized in the first quarter of 2006. Income tax expense of $4.9 million was provided at 34.8%. The Company anticipates that its 2007 effective annual tax rate will remain at 34.8% or increase slightly. In the first quarter of 2006, income tax expense of $2.2 million was provided at 36.0%. The Company’s actual 2006 effective tax rate was 33.3%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $89.0 million in the first quarter of 2007, a change from a use of cash in operating activities of $84.4 million in the first quarter of 2006. This significant use of cash for operating activities is common in the first quarter of the year due to the nature of the Company’s commodity businesses. Escalating corn prices have added to this increase. Net working capital at March 31, 2007 was $156.1 million, a $0.3 million decrease from December 31, 2006 and an $83.8 million increase from March 31, 2006. Short-term borrowings used to fund these operations increased $43.9 million compared to the same period in 2006.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At March 31, 2007, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was a net liability of $0.5 million and was recorded in the consolidated balance sheet.
The Company made income tax payments of $4.9 million in the first quarter of 2007 and expects to make payments totaling approximately $20.3 million for the remainder of 2007.
Investing Activities
Total capital spending for 2007 on property, plant and equipment within our base businesses is expected to be approximately $33.0 million and may include $3.1 million for information technology and expanded storage capacity in the Grain & Ethanol Group, $3.9 million for expansion of operations in railcar repair facilities, $2.5 for information technology and new store fixtures in Retail Group, and $2.5 million for expansion and improvements in the Plant Nutrient Group. The remaining amount of $21.0 million will be spent on numerous assets and projects.
In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
The Company increased its investments in affiliates by $27.9 million in the first quarter of 2007 and sold a 34% interest in an ethanol joint venture for $12.9 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks to provide the Company with $300 million in short-term lines of credit and an additional $50 million in a three-year line of credit. In addition, the amended includes a flex line which was amended in March 2007 to allow the company to increase the available short-term line by $250 million and the long-term line by $150 million. The Company had drawn $176.0 million on its short-term line of credit at March 31, 2007. Peak short-term borrowing for the Company to date is $183.4 million on February 23, 2007. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Escalating commodity prices, especially corn, have created a significant increase in cash needs. The proceeds received from the follow-on offering in 2006 has helped to satisfy some of these cash needs.
A cash dividend of $0.0425 per common share was paid for the first quarter of 2006 and a dividend of $0.045 was paid for the last three quarters of 2006. A cash dividend of $0.0475 per common share was paid in January 2007. On February 28, 2007, the Company declared a cash dividend of $0.0475 per common share payable on April 23, 2007 to shareholders of record on April 2, 2007. During the first three months of 2007, the Company issued approximately 107 thousand shares to employees under its equity based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all provisions at March 31, 2007. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The non-recourse long-term debt is collateralized by railcar and locomotive assets.
Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and/or unfavorable market conditions could require the Company to make additional margin deposits on its exchange traded futures contracts. Conversely, in periods of declining prices, the Company receives a return of cash. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.
Contractual Obligations
Future payments due under debt and lease obligations as of March 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	4-5 years	years	Total

Long-term debt	$10,467	$32,560	$21,267	$31,868	$96,162
Long-term debt, securitized, non-recourse	13,389	26,072	21,873	20,028	81,362
Interest obligations	9,478	14,530	8,606	6,010	38,624
Uncertain tax positions	713	738	123	—	1,574
Capital lease obligations	74	153	—	—	227
Operating leases	25,774	44,644	35,039	24,890	130,347
Purchase commitments (a)	825,880	354,486	—	—	1,180,366
Other long-term liabilities (b)	6,448	3,015	3,277	7,273	20,013

Total contractual cash obligations	$892,223	$476,198	$90,185	$90,069	$1,548,675

(a)	Includes the value of purchase obligations in the Company’s operating units, including $717 million for the purchase of grain from producers and $420 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2007 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2007 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $9.0 million at March 31, 2007, of which $8.3 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
The Company’s grain and ethanol inventories include the value of forward purchase contracts to buy grain and ethanol. These contracts are marked to the market price and require performance in future periods. The terms of these contracts are consistent with industry standards.
Approximately 86% of the operating lease commitments above relate to 8,308 railcars and 25 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
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

The following table describes the railcar and locomotive positions at March 31, 2007:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	222
Owned-railcar assets leased to others	On balance sheet – non-current	10,970
Railcars leased from financial intermediaries	Off balance sheet	8,308
Railcars – non-recourse arrangements	Off balance sheet	1,556

Total Railcars		21,056

Locomotive assets leased to others	On balance sheet – non-current	17
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	25
Locomotives – non-recourse arrangements	Off balance sheet	39

Total Locomotives		81

In addition, the Company manages 623 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $111.8 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 11 years. Included in the above car counts are 5,658 railcars and 12 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly owned subsidiary of The Andersons, Inc., and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and is collateralized only by the applicable railcar and locomotive assets. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,283 railcars and 1 locomotive owned by TARO-I, another wholly owned subsidiary and bankruptcy remote entity.
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

	March 31,	December 31,
(in thousands)	2007	2006

Net long (short) position	$(98)	$1,793
Market risk	(10)	179
Interest Rates
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. In addition, the Company has derivative interest rate contracts recorded on its balance sheet at their fair values. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

	March 31,	December 31,
(in thousands)	2007	2006

Fair value of long-term debt and interest rate contracts	$175,457	$178,082
Fair value in excess of (less than) carrying value	(2,828)	(3,729)
Market risk	4,046	4,412

Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2007 and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that has affected or could significantly affect internal controls over financial reporting, in each case, during the first quarter of 2007.
Part II. Other Information
Item 1. Legal Proceedings
The Company previously disclosed its receipt of a notice of alleged violation of certain City of Toledo Municipal code environmental regulations in connection with stormwater drainage from potentially contaminated soil at the Company’s Toledo, Ohio port facility, and its submission of a surface water drainage plan to address the concerns raised in the notice. The Company has been advised by regulatory authorities that its proposed surface water drainage plan has been approved, and the City of Toledo, Department of Public Utilities, Division of Environmental Services has advised the Company that no orders or findings will be issued in connection with its notice of alleged violation. Management has no reason to believe that implementation of the approved surface water drainage plan would materially affect the Company’s operations.
Item 1A . Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2006 (Item 1A). There have been no material changes in those risk factors.
Item 5. Other Information
(a)	On March 1, 2007, the Company granted stock only stock appreciation rights (“SOSAR’s) with an exercise price of $42.30 per share to its officers, directors and other members of management and performance share units (PSU’s) valued at $42.30 to its officers. The Company also granted restricted shares to employees who were not executive officers. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	SOSAR’s	PSU’s	Restricted Shares
Michael J. Anderson	25,700	5,150	—
Richard R. George	2,800	560	—
Gary L. Smith	2,800	560	—
Harold M Reed	10,000	1,900	—
Rasesh H. Shah	11,000	2,100	—
Executive Group	78,445	15,480	—
Non-executive director group	29,700	—	—
Non-executive officer employee group	49,100	—	14,680
(b) None.
Item 6. Exhibits
        (a) Exhibits
10.26	Form of Stock Only Stock Appreciation Rights Agreement

10.27	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: May 10, 2007	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: May 10, 2007	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 10, 2007	By	/s/ Gary L. Smith
Gary L. Smith
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.26	Form of Stock Only Stock Appreciation Rights Agreement

10.27	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350