Form 10-Q
period 2007-06-30
ANDERSONS INC
filed 2007-08-08
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check ✓ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 17.8 million common shares outstanding, no par value, at July 31, 2007.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006

Current assets:
Cash and cash equivalents	$28,945	$23,398	$15,474
Restricted cash	3,756	3,801	3,836
Accounts and notes receivable, net	138,451	87,698	87,152
Margin deposits, net	27,139	15,273	7,133
Inventories:
Grain & Ethanol	124,530	195,496	88,782
Agricultural fertilizer and supplies	35,693	42,604	30,572
Lawn and garden fertilizer and corncob products	18,906	26,379	18,514
Railcar repair parts	3,524	3,230	3,932
Retail merchandise	32,963	28,466	32,247
Other	309	282	263

	215,925	296,457	174,310
Commodity derivative assets — current	47,634	85,338	5,686
Railcars available for sale	4,071	5,576	6,224
Deferred income taxes	—	967	1,250
Prepaid expenses and other current assets	22,236	26,782	17,149

Total current assets	488,157	545,290	318,214

Other assets:
Pension asset	1,531	445	9,311
Commodity derivative asset — non-current	27,169	20,862	11,192
Other assets and notes receivable, net	7,431	12,810	9,026
Investments in and advances to affiliates	97,515	59,080	46,007

	133,646	93,197	75,536
Railcar assets leased to others, net	146,567	145,059	136,271
Property, plant and equipment:
Land	12,126	12,111	12,102
Land improvements and leasehold improvements	34,772	33,817	32,928
Buildings and storage facilities	107,423	106,391	105,183
Machinery and equipment	134,833	131,152	128,165
Software	7,296	7,164	7,024
Construction in progress	7,202	5,934	2,146

	303,652	296,569	287,548
Less allowances for depreciation and amortization	(204,535)	(201,067)	(196,193)

	99,117	95,502	91,355

Total assets	$867,487	$879,048	$621,376

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006

Current liabilities:
Short-term borrowings	$77,000	$75,000	$51,600
Accounts payable for grain	33,262	95,915	26,742
Other accounts payable	107,858	81,610	69,323
Customer prepayments and deferred revenue	18,417	32,919	23,809
Commodity derivative liabilities — current	39,481	43,173	9,562
Accrued expenses	30,704	31,065	24,026
Deferred income taxes — current	402	—	—
Current maturities of long-term debt — non-recourse	13,357	13,371	13,664
Current maturities of long-term debt	11,196	10,160	12,159

Total current liabilities	331,677	383,213	230,885

Deferred income and other long-term liabilities	3,705	3,940	1,699
Commodity derivative liabilities — non-current	26,002	26,531	11,066
Employee benefit plan obligations	21,617	21,200	15,179
Long-term debt — non-recourse, less current maturities	64,382	71,624	82,529
Long-term debt, less current maturities	87,150	86,238	88,862
Deferred income taxes	14,825	16,127	16,805

Total liabilities	549,358	608,873	447,025

Minority interest	13,120	—	—

Shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	84
Additional paid-in capital	164,205	159,941	74,979
Treasury shares (1,316, 1,492 and 1,581 shares at 6/30/07, 12/31/06 and 6/30/06, respectively; at cost)	(16,354)	(16,053)	(15,497)
Accumulated other comprehensive loss	(11,518)	(9,735)	(611)
Retained earnings	168,580	135,926	115,396

	305,009	270,175	174,351

Total liabilities and shareholders’ equity	$867,487	$879,048	$621,376

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales and merchandising revenues	$634,214	$378,109	$1,040,717	$658,767
Cost of sales and merchandising revenues	559,601	323,342	920,083	563,729

Gross profit	74,613	54,767	120,634	95,038

Operating, administrative and general expenses	42,477	38,581	82,097	75,273
Interest expense	4,190	4,501	9,212	8,695
Other income / gains:
Other income, net	7,068	2,352	16,941	5,411
Equity in earnings of affiliates	3,916	2,209	6,748	5,762
Minority interest in loss of subsidiaries	433	—	516	—

Income before income taxes	39,363	16,246	53,530	22,243
Income tax expense	13,875	5,899	18,803	8,061

Net income	$25,488	$10,347	$34,727	$14,182

Per common share:
Basic earnings	$1.43	$0.68	$1.96	$0.94

Diluted earnings	$1.40	$0.66	$1.90	$0.90

Dividends paid	$0.0475	$0.045	$0.0950	$0.0875

Weighted average shares outstanding-basic	17,792	15,220	17,761	15,155

Weighted average shares outstanding-diluted	18,245	15,776	18,260	15,728

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30,
	2007	2006

Operating Activities
Net income	$34,727	$14,182
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	12,747	12,092
Minority interest in loss of subsidiaries	(516)	—
Unremitted earnings of unconsolidated affiliates	(1,351)	(2,670)
Realized gains on sales of railcars and related leases	(5,048)	(4,434)
Excess tax benefit from share-based payment arrangement	(2,804)	(3,983)
Deferred income taxes	1,219	2,356
Stock based compensation expense	2,182	1,277
Gain on donation of equity securities	(4,773)	—
Other	(22)	(894)
Changes in operating assets and liabilities:
Accounts and notes receivable	(50,753)	(12,673)
Inventories	80,532	80,840
Commodity derivatives and margin deposits	15,310	(8,872)
Prepaid expenses and other assets	9,536	6,632
Accounts payable for grain	(62,653)	(54,203)
Other accounts payable and accrued expenses	7,302	(36,789)

Net cash provided by (used in) operating activities	35,635	(7,139)
Investing Activities
Purchases of railcars	(37,213)	(29,512)
Proceeds from sale or financing of railcars and related leases	36,319	21,434
Purchases of property, plant and equipment	(10,467)	(5,866)
Proceeds from sale of property, plant and equipment	847	1,046
Investment in affiliates	(37,084)	(22,852)
Change in restricted cash	45	100

Net cash used in investing activities	(47,553)	(35,650)
Financing Activities
Net increase in short-term borrowings	2,000	39,200
Proceeds received from minority interest	13,673	—
Proceeds from issuance of long-term debt	6,216	14,697
Payments on long-term debt	(4,268)	(2,915)
Proceeds from issuance of non-recourse long-term debt	—	2,001
Payments of non-recourse long-term debt	(7,256)	(14,163)
Change in overdrafts	4,204	1,752
Proceeds from sale of treasury shares to employees and directors	1,781	1,211
Payments of debt issuance costs	—	(52)
Dividends paid	(1,689)	(1,327)
Excess tax benefit from share-based payment arrangement	2,804	3,983

Net cash provided by financing activities	17,465	44,387
Increase in cash and cash equivalents	5,547	1,598
Cash and cash equivalents at beginning of period	23,398	13,876

Cash and cash equivalents at end of period	$28,945	$15,474

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2006	$84	$70,121	$(13,195)	$(455)	$(259)	$102,587	$158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of income tax of $8)				13			13
Cash flow hedge activity (net of income tax of $185)				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($.01825 per common share)						(3,008)	(3,008)

Balance at December 31, 2006	96	159,941	(16,053)	(9,735)	—	135,926	270,175

Net income						34,727	34,727
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $271)				461			461
Cash flow hedge activity (net of income tax of $144)				245			245
Unrealized gain on investment (net of income tax of $305)				519			519
Disposal of equity securities (net of income tax of $1,766)				(3,008)			(3,008)

Comprehensive income							32,944
Impact of adoption of FIN 48						(383)	(383)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,517 (176 shares)		4,264	(301)				3,963
Dividends declared ($0.095 per common share)						(1,690)	(1,690)

Balance at June 30, 2007	$96	$164,205	$(16,354)	$(11,518)	$—	$168,580	$305,009

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
Investments in unincorporated joint ventures in which the Company has significant influence, but not control, are accounted for using the equity method of accounting and are recorded at cost plus the Company’s accumulated proportional share of income or loss, less any distributions it has received. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining life of the underlying assets, with the exception of certain permanent basis differences related to entity formation.
In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes,” considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the fiscal quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of June 30, 2006 was included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications are not considered material and had no effect on net income or shareholders’ equity as previously presented.
Newly Adopted Accounting Standards
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral or obligation to return cash collateral against the fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 would be required to be adopted by the Company beginning in 2008, however, the Company has elected to adopt this presentation in the current period as permitted by FSP FIN 39-1. The Company has a master netting arrangement for its futures contracts. When the Company enters into a futures contract, an initial margin deposit must be sent. The amount of the margin deposit varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP FIN 39-1 and consistent with the balance sheets presented herein, the Company will net its open futures position with its margin deposits and include the required disclosures. At June 30, 2007, December 31, 2006 and June 30, 2006, the Company offset $2.2 million, $33.8 million and $1.6 million, respectively, of margin deposits against its net open futures position.
Financial Statement Revision
In addition to the adoption of FSP FIN 39-1, the Company has also determined that it should revise its classification of all forward purchase and sale contracts for commodities in connection with the presentation of its financial statements for the quarter ended June 30, 2007. Historically, the Company had recorded its net position in these commodity contracts on the balance sheet within inventory. Although this presentation has been disclosed in the Company’s significant accounting policies, the Company has revised its presentation to show the commodity contracts in separate line items on the consolidated balance sheet and display a gross position rather than a net position. As the Company’s forward and futures contracts are considered economic hedges of inventory, the cash flows from these derivatives will remain as a part of cash flows from operating activities although for disclosure purposes the gross, rather than net effects of cash flows from these contracts will be reflected in the consolidated statements of cash flows. The Company has concluded that the effect of historically reflecting these contracts on a net, rather than gross basis did not materially misstate any previously issued consolidated balance sheets or consolidated statements of cash flows. However, the Company has elected to revise prior period comparative information presented herein in order to present such information on a basis consistent with the separate line item disclosure described above. A summary of the effects of these revisions are in the following table. The revisions have no effect on the previously reported income or stockholders’ equity.

	Consolidated Balance Sheet		Consolidated Balance Sheet
	At December 31, 2006		At June 30, 2006
(in thousands)	As Reported	As Revised	As Reported	As Revised

Margin deposits	$49,121	$15,273	$8,775	$7,133
Inventory	299,105	296,457	168,918	174,310
Commodity derivative assets — current	—	85,338	—	5,686
Total current assets	496,448	545,290	308,778	318,214
Commodity derivative assets — non-current	—	20,862	—	11,192
Total assets	809,344	879,048	600,748	621,376
Commodity derivative liabilities — current	—	43,173	—	9,562
Total current liabilities	340,040	383,213	221,323	230,885
Commodity derivative liability — non-current	—	26,531	—	11,066
Total liabilities	539,169	608,873	426,397	447,025

Note B: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Weighted average shares outstanding — basic	17,792	15,220	17,761	15,155
Restricted shares and shares contingently issuable upon exercise of options	453	556	499	573

Weighted average shares outstanding — diluted	18,245	15,776	18,260	15,728

Diluted earnings per share in the first half of 2007 and 2006 excludes the impact of approximately 7,000 and 14,000 employee stock options, respectively, as such options were anti-dilutive.
Note C: Employee Benefit Plans
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
Included as charges against income for the quarter and year-to-date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$665	$891	$1,329	$1,884
Interest cost	784	740	1,568	1,544
Expected return on plan assets	(1,141)	(1,009)	(2,283)	(1,996)
Amortization of prior service cost	(159)	(158)	(317)	(210)
Recognized net actuarial loss	232	440	536	918

Benefit cost	$381	$904	$833	$2,140

		Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$109	$136	$218	$271
Interest cost	290	311	581	621
Amortization of prior service cost	(127)	(110)	(255)	(220)
Recognized net actuarial loss	198	228	396	457

Benefit cost	$470	$565	$940	$1,129

The Company made contributions to its defined benefit pension plan of $1.3 million in each of the first six months of 2007 and 2006. The Company currently expects to make a total contribution of approximately $5.0 million for fiscal 2007, which exceeds the required minimum contribution. The Company contributed $5.0 million in fiscal 2006.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first half of 2007 and 2006, payments of $0.7 million and $0.6 million, respectively, were made by the Company.
Note D: Segment Information
Results of Operations — Segment Disclosures
(unaudited)(in thousands)

	Grain &		Plant	Turf &
Second Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$323,580	$42,445	$182,908	$30,394	$54,887	$—	$634,214
Inter-segment sales	1,016	272	937	376	—	—	2,601
Other income	3,538	431	300	133	158	2,508	7,068
Equity in earnings of affiliates	3,916	—	—	—	—	—	3,916
Interest expense	1,079	1,701	524	454	285	147	4,190
Operating income (loss)	11,981	6,902	17,117	706	3,616	(959)	39,363
Identifiable assets	394,614	189,270	127,025	50,043	59,443	47,092	867,487

	Grain &		Plant	Turf &
Second Quarter 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$148,763	$27,836	$113,308	$33,428	$54,774	$—	$378,109
Inter-segment sales	20	117	1,982	395	—	—	2,514
Other income	157	195	329	155	268	1,248	2,352
Equity in earnings of affiliates	2,206	—	3	—	—	—	2,209
Interest expense	1,278	1,733	698	416	286	90	4,501
Operating income (loss)	1,923	4,999	5,041	1,344	4,155	(1,216)	16,246
Identifiable assets	205,641	184,579	90,544	49,482	55,256	35,874	621,376

Six months ended	Grain &		Plant	Turf &
June 30, 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$567,523	$68,361	$249,468	$66,698	$88,667	$—	$1,040,717
Inter-segment sales	1,379	474	4,791	835	—	—	7,479
Other income	9,523	522	453	195	318	5,930	16,941
Equity in earnings of affiliates	6,745	—	3	—	—	—	6,748
Interest expense (income)(a)	4,212	3,074	878	937	467	(356)	9,212
Operating income	22,151	9,910	17,548	2,506	1,329	86	53,530

Six months ended	Grain &		Plant	Turf &
June 30, 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$277,388	$62,219	$159,341	$72,933	$86,886	$—	$658,767
Inter-segment sales	354	252	4,269	924	—	—	5,799
Other income	2,245	315	430	518	432	1,471	5,411
Equity in earnings of affiliates	5,759	—	3	—	—	—	5,762
Interest expense (income)(a)	2,946	3,327	1,358	956	601	(493)	8,695
Operating income (loss)	3,703	11,217	3,806	3,493	1,714	(1,690)	22,243

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate at which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note E: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
Each of the operating ethanol LLCs has a marketing agreement with the Company under which the Company buys ethanol produced and markets it to external customers. Substantially all of the Company’s ethanol purchases from the LLCs and sales to external parties are done through forward contracts on matching terms and, therefore, the Company does not recognize any gross profit on the sales transactions. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For the quarter and year to date periods, sales made by the Company under these arrangements are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales of ethanol	$56,857	$—	$85,567	$—
Prior to 2007, sales of ethanol were made directly from the applicable LLC to third parties.
The following table presents summarized financial information of Lansing Trade Group LLC as this investment qualified as a significant subsidiary for the six months ended June 30, 2006. Income before income taxes is presented as the subsidiary is structured as a limited liability company.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Sales	$608,976	$339,899	$1,149,060	$683,567
Gross profit	7,641	8,847	18,111	25,650
Income from continuing operations	2,825	7,920	6,082	18,090
Net Income	2,825	7,920	6,082	18,090
The following table summarizes income earned from the Company’s equity method investees by entity.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

The Andersons Albion Ethanol LLC	$4,136	$(498)	$7,290	$(579)
The Andersons Clymers Ethanol LLC	(123)	(129)	(1,082)	(167)
The Andersons Marathon Ethanol LLC	(1,275)	—	(1,635)	—
Lansing Trade Group LLC	1,178	2,859	2,582	6,531
Other	—	(23)	(407)	(23)

Total	$3,916	$2,209	$6,748	$5,762

Included in these amounts were losses of $1.7 million and $0.6 million for the second quarters of 2007 and 2006, respectively, as well as $3.4 million and $0.8 million in the first six months of 2007 and 2006, respectively, from investments in ethanol joint ventures that were still in the process of constructing ethanol plants or were not yet fully operational.
In the ordinary course of business, the Company enters into related party transactions with its equity method investees. The following table sets forth financial information with respect to the related party transactions entered into for the time periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Sales and revenues	$71,731	$5,685	$99,488	$7,704
Purchases	55,064	5	84,852	1
Lease income	807	255	1,424	510
Accounts receivable at June 30			15,877	1,752
Note F: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. As of June 30, 2007, inventory losses have been reimbursed by the insurance company (net of the $0.25 million deductible) in the amount of $1.2 million. Clean-up and repair costs have been reimbursed by the insurance company in the amount of $4.6 million and re-construction costs have been reimbursed in the amount of $11.9 million. The 2006 business interruption claim was settled in the second quarter of 2007 for $2.9 million. As of June 30, 2007, the Company had a receivable on its balance sheet from the insurance company for reconstruction costs in the amount of $2.4 million compared to a liability of $0.5 million at June 30, 2006.
Note G: Equity Securities
In June 2007, the Company donated the remaining $1.8 million of available-for-sale equity securities it held on its balance sheet to a charitable foundation. The entire amount was recorded as charitable giving expense. The Company had also donated $3.1 million of available-for-sale securities in the first quarter of 2007. These donations resulted in a realized gain of $4.8 million in the first six months of 2007, which was recognized in other income.
Note H: Uncertain Tax Positions
The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million decrease to beginning retained earnings.
The Company has elected to classify interest and penalties, accrued as required by FIN 48, as interest expense and penalty expense, respectively, rather than as income tax expense. The total amount of accrued interest and penalties as of the date of adoption is $0.5 million. An additional $0.1 million of interest and penalties was accrued during each of the first and second quarters of 2007.
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
There have been no material changes during the first or second quarters of 2007 in the amounts of unrecognized tax benefits recorded as a result of tax positions taken during the current period or a prior periods, or in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
Note I: Inventory Commitments
The Company’s inventory commitments include the fair value of forward contracts to buy and sell grain and ethanol, and exchange traded futures and option contracts used as economic hedges of the value of both owned grain and grain and ethanol forward contracts. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other grain and ethanol consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards. These grain contracts are considered derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to the market price. Forward contracts in a gain position are recorded on the balance sheet as either Commodity derivative assets — current or Commodity derivative assets — non-current based on their delivery period. Forward contracts in a loss position are recorded on the balance sheet as either Commodity derivative liabilities — current or Commodity derivative liabilities non-current. Futures contracts are netted against margin deposits as permitted under FSP FIN 39-1. Set forth below is a table outlining the Company’s net position in its commodity derivative contracts at June 30, 2007, December 31, 2006 and June 30, 2006.

	June 30,	December 31,	June 30,
	2007	2006	2006

Physical inventory	$124,530	$195,496	$88,722
Commodity derivative assets — current	47,634	85,338	5,686
Commodity derivative assets — non-current	27,169	20,862	11,192
Commodity derivative liabilities — current	(39,481)	(43,173)	(9,562)
Commodity derivative liabilities — non-current	(26,002)	(26,531)	(11,066)
Futures contracts	2,168	(33,848)	(1,642)

Net position	$136,018	$198,144	$83,330

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
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors, including those listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting estimates, as described in our 2006 Form 10-K, have not materially changed during the second quarter of 2007 other than the changes to the Company’s accounting treatment for its commodity contracts as described in Note A: Basis of Presentation and Consolidation.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading risk management and other services for its customers. The Group is also the developer and significant investor is three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. Two of these facilities are now producing ethanol while the third is expected to begin production in early 2008. In addition to its investment in these ethanol facilities, the Group operates the facilities under management contracts and provides grain origination and marketing and risk management services for which it is separately compensated. The expected surge in demand for corn to be used in ethanol production has caused corn prices to escalate and has resulted in an increase of corn acres planted in 2007 of 19% over last year.

Although corn acreage has increased, the extremely dry weather has caused planted corn rated as good to excellent, as of this writing, in Indiana and Ohio to be only 43% compared to 71% at the same point last year. In Illinois, which has experienced more regular rain, corn rated as good to excellent is 77% compared to 70% last year. In Michigan, planted corn rated as good to excellent is only 12% compared to 75% at the same point last year. Ohio and Michigan are expecting some reduction in yields due to the less than favorable growing conditions. The 2007 wheat harvest is complete in the Company’s four state region. Total wheat production in this region dropped 20% on a combination of fewer acres harvested and lower yields.
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in, will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, the significant increase in sales for the period is not necessarily indicative of the Group’s overall performance and more focus should be placed on changes to merchandising revenues and service income. A portion of the sales increase relates to the Company’s position as ethanol marketer for its ethanol ventures. In this role the Company buys ethanol from its ventures and then resells the ethanol to ethanol blenders. For this service, it earns a volume-based fee rather than a traditional sales margin.
Grain inventories on hand at June 30, 2007 were 43.5 million bushels, of which 14.8 million bushels were stored for others. This compares to 43.1 million bushels on hand at June 30, 2006, of which 14.3 million bushels were stored for others.
Production at the Clymers, Indiana ethanol plant began in early May, slightly behind schedule. The ethanol ventures in which the Company has interests and where production is occurring have the majority of their 2007 and 2008 ethanol margins locked in through forward purchase contracts for corn and natural gas and forward sale contracts of ethanol.
Rail Group
The Rail Group buys, sells, leases rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2007 were 22,573 compared to 19,569 at June 30, 2006. With overall U.S. rail traffic decreasing more than 4% over the last year, the Group’s utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has fallen from 95% at June 30, 2006 to 92% at June 30, 2007.

Plant Nutrient Group
The Company’s Plant Nutrient Group purchases, stores, formulates, manufactures and sells dry and liquid fertilizer to dealers and farmers as well as sells reagents for air pollution control technologies used in coal-fired power plants. In addition, they provide warehousing and services to manufacturers and customers, formulate liquid anti-icers and deicers for use on roads and runways and distribute seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash.
As stated previously, U.S. corn acreage in 2007 has increased 19% over last year and the Company’s year to date average corn sales price has risen 59%. The significant rise in corn prices, along with expectations for future demand to supply ethanol plants, has contributed to the increase in acreage. This has benefited the Plant Nutrient Group significantly as corn requires more nutrients than other crops. Because of this, volumes have increased 44% for the quarter and 41% year-to-date. Weather will play an important role in the outlook for the remainder of the year as farmers begin to make decisions about the next year’s crop and fall nutrient applications.
Turf & Specialty Group
The Turf & Specialty Group produces granular fertilizer products for the professional lawn care and golf course markets. It also produces private label fertilizer and corncob-based animal bedding and cat litter for the consumer markets. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob based products are sold throughout the year.
As part of the restructuring plan announced in 2005 by the Turf & Specialty Group, many new value-added products were introduced and, in spite of high raw material prices this year, average gross margins in the lawn business have improved when compared to the same period last year. The expansion of the Group’s manufacturing facility, which manufactures a patented fertilizer product primarily for use on golf course greens, is expected to be fully operational before the end of 2007. With this increased capacity, the Group is planning the launch of several new products.
The cob business continues to be challenged by a current shortage of cobs, which has increased raw material costs. This cob shortage is expected to continue through the summer.
Retail Group
The Retail Group consists of six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets. In the second quarter of 2007, the Group opened a new specialty food store operated as “The Andersons Market,” located in the Toledo, Ohio market. The Group also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores. The retail concept is More for

Your Home® and the conventional retail stores focus on providing significant product breadth with offerings in building supplies and other housewares as well as specialty foods, wine and indoor and outdoor garden centers.
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local grocers.
Company
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The operating results contained within this segment include expenses and benefits not allocated back to the operating segments.
Beginning in 2007, changes were made to the allocation of certain costs and benefits that were previously held at the corporate level. These consist primarily of increased interest expense (credit) and other corporate costs.
Operating Results

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Sales and merchandising revenues	$634,214	$378,109	$1,040,717	$658,767
Cost of sales	559,601	323,342	920,083	563,729

Gross profit	74,613	54,767	120,634	95,038
Operating, administrative & general	42,477	38,581	82,097	75,273
Interest expense	4,190	4,501	9,212	8,695
Equity in earnings of affiliates	3,916	2,209	6,748	5,762
Other income/gains	7,068	2,352	16,941	5,411
Minority interest in loss of subsidiaries	433	—	516	—

Operating income	$39,363	$16,246	$53,530	$22,243

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included herein in Note E: Segment Information.

Comparison of the three months ended June 30, 2007 with the three months ended June 30, 2006:
Grain & Ethanol Group

	Three months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$323,580	$148,763
Cost of sales	307,419	138,459

Gross profit	16,161	10,304
Operating, administrative & general	10,988	9,466
Interest expense	1,079	1,278
Minority interest in loss of subsidiaries	433	—
Equity in earnings of affiliates	3,916	2,206
Other income/gains	3,538	157

Operating income	$11,981	$1,923

Operating results for the Grain & Ethanol Group improved $10.1 million over its 2006 results. Sales of grain (corn, soybeans, wheat and oats) increased 75% over the second quarter of 2006. The majority of this increase came in sales of corn as expected increased demand from ethanol has driven up the average selling price per bushel over 50% from the same period last year. The volume of grains sold also increased by 26% over the second quarter of 2006. The Group sold $56.9 million of ethanol during the quarter and earned $2.8 million for services provided to its ethanol affiliates. There were no comparable sales of ethanol in the second quarter of 2006 and fees earned totaled $0.6 million. Merchandising revenues for the Group increased $7.2 million, a majority of which came from increased space income, which is income earned on grain held for our account or for our customers and includes storage fees earned and appreciation in the value of grain owned.
Gross profit for the Group increased $5.9 million due mostly to the increases in space income and ethanol service fees mentioned previously. Gross profit earned on the $56.9 million of ethanol sales was limited to a small per gallon commission.
Operating expenses increased 16% over the second quarter of 2006. This was due to a variety of factors, primarily personnel costs, including labor and incentive compensation.
In the second quarter of 2007, the Group settled its 2006 business interruption claim that resulted from the July 1, 2005 explosion at one of its grain elevators. Included in other income is $2.8 million from this settlement.
The Group’s equity in earnings of affiliates increased $1.7 million from the second quarter of 2006. The Company now has investments in two ethanol entities that are producing ethanol. One was operating the entire second quarter and one commenced operations at the beginning of May. During the same period in 2006, none of the Company’s ethanol affiliates were operational.
Rail Group

	Three months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$42,445	$27,836
Cost of sales	29,674	15,953

Gross profit	12,771	11,883
Operating, administrative & general	4,599	5,346
Interest expense	1,701	1,733
Other income/gains	431	195

Operating income	$6,902	$4,999

Operating results for the Rail Group increased $1.9 million over results from the second quarter of 2006. Leasing revenues increased $1.5 million, car sales for the Group increased $13.2 million and sales from the railcar repair and fabrication shops remained relatively flat. The increase in leasing revenue is a factor of the increased cars in the Group’s rail fleet. Decisions on car sales are made based on portfolio needs and the second quarter increase was the result of an opportunity that presented itself for the sale of a large number of cars.
Gross profit for the Group increased $0.9 million, resulting from a $2.4 million increase in gross profit on car sales, a $0.5 million decrease in gross profit on leases and a $1.0 million decrease in gross profit from the Group’s railcar repair and fabrication shops. Maintenance costs continue to be a problem and are impacting the Group’s gross profit from its leasing business. The decrease in gross profit from the fabrication shops are a result of sales of product with lower margins.
Operating expenses for the Group decreased 14% from the same period last year which is due mostly to the decreased repair shop activity. The second quarter of 2006 saw a lot of work resulting from Hurricane Katrina and with the elimination of that work in the second quarter of 2007, there has been less need for temporary labor and other expenses.

Plant Nutrient Group

	Three months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$182,908	$113,308
Cost of sales	159,517	103,198

Gross profit	23,391	10,110
Operating, administrative & general	6,050	4,703
Interest expense	524	698
Equity in earnings of affiliates	—	3
Other income/gains	300	329

Operating income	$17,117	$5,041

Operating results for the Plant Nutrient Group improved $12.1 million over results from the second quarter of 2006. Sales increased 61% due to a 44% increase in volume and a 12% increase in the average price per ton sold. The increased demand for corn as a result of ethanol production has contributed to the increased volume as corn requires more nutrients than other crops. Merchandising revenues increased 52% due to increased application acres and increased storage income.
Gross profit improved 131% over the same period last year due to the increase in sales and merchandising revenues as well as a significant increase in the gross profit per ton.
Operating expenses for the Group increased 29% over the first quarter of 2007 which is a result of increased business as well as increased incentive compensation expense from their significantly improved performance. The reduction in interest expense for the Group in the second quarter of 2007 relates primarily to a change in the amount of interest allocated to the Group.
Turf & Specialty Group

	Three months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$30,394	$33,428
Cost of sales	25,227	27,800

Gross profit	5,167	5,628
Operating, administrative & general	4,140	4,023
Interest expense	454	416
Other income/gains	133	155

Operating income	$706	$1,344

Operating results for the Turf & Specialty Group decreased $0.6 million over results from the second quarter of 2006. Sales in the lawn fertilizer business decreased $2.8 million due to both decreased volume and a decrease in the average price per ton sold. The decreased volume can be attributed to a decrease in the demand for granular insecticides as dry weather conditions have lessened the need for these types of products. Sales in the cob business decreased $0.2 million due mostly to decreased volumes which resulted from product rationalization due to a limited supply of cobs.
Gross profit for the Group decreased 8% over the same period last year. The decrease in gross profit in the lawn fertilizer business is a direct result of the decreased sales. Gross profit per ton experienced a slight increase over the same period last year due to more sales made in the value-add professional market. The decrease in gross profit in the cob business is a combined result of the decrease in sales as well as having to outsource cobs at higher prices in order to meet customer demand.
Operating and interest expenses for the Group remained relatively flat quarter over quarter.
Retail Group

	Three months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$54,887	$54,774
Cost of sales	37,764	37,932

Gross profit	17,123	16,842
Operating, administrative & general	13,380	12,669
Interest expense	285	286
Other income/gains	158	268

Operating income	$3,616	$4,155

Operating results for the Retail Group decreased 13% over results from the same period last year in spite of the addition of the new market in the second quarter of 2007. Same store sales decreased 2.9%. The Group’s new concept food store, “Andersons Market,” more than offset this decrease. Overall, customer counts increased slightly. Gross profit increased by 2% due primarily to changes in the mix of products sold.
There was a slight increase in the Group’s operating expense in the second quarter of 2007 as compared to the first quarter of 2006. While the Group has seen a significant current year benefit from the pension plan change approved in 2006, the benefits were offset by increased expenses relating to the new food market.

Other

	Three months ended
	March 31,
	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	3,320	2,374
Interest expense	147	90
Other income	2,508	1,248

Operating (loss)	$(959)	$(1,216)

Net corporate losses not allocated to business segments decreased $0.3 million over the same period last year. Operating expenses increased $0.9 million which is the result of increased charitable contribution expense recorded in the second quarter with the donation of the final shares of the Company’s available-for-sale securities. The Company normally recognizes expense for its charitable giving donation throughout the year as the Company recognizes income. The Company’s charitable donations are generally based on a percentage of income; however, this donation accelerated the recognition of the 2007 expense. This same donation required the current period recognition of an unrealized gain previously held in other accumulated comprehensive income in the amount of $1.8 million.
As a result of the above, pretax operating income of $39.4 million for the second quarter of 2007 was $23.1 million higher than pretax operating income of $16.2 million recognized in the second quarter of 2006. Income tax expense of $13.9 million was provided at 35.2%. The Company anticipates that its 2007 effective annual tax rate will be 35.1%. In the second quarter of 2006, income tax expense of $5.9 million was provided at 36.3%. The Company’s actual 2006 effective tax rate was 33.3%.

Comparison of the six months ended June 30, 2007 with the six months ended June 30, 2006:
Grain & Ethanol Group

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$567,523	$277,388
Cost of sales	535,942	260,139

Gross profit	31,581	17,249
Operating, administrative & general	22,002	18,604
Interest expense	4,212	2,946
Equity in earnings of affiliates	6,745	5,759
Other income/gains	9,523	2,245
Minority interest in loss of subsidiaries	516	—

Operating income	$22,151	$3,703

Operating results for the Grain & Ethanol Group improved $18.4 million over its 2006 results. Sales of grain (corn, soybeans, wheat and oats) increased 69% over the first six months of 2006. The majority of this increase came in sales of corn which experienced a 32% increase in volume and a 59% increase in the average price per bushel sold. The improved sales are due to the increased demand created by ethanol mentioned previously. Sales of ethanol totaled $85.6 million during the first six months and fees earned for services provided to ethanol affiliates totaled $4.9 million. Fees earned in the first half of 2006 for services provided to ethanol affiliates totaled $1.0 million. Merchandising revenues for the Group increased $12.7 million, a majority of which came from space income.
Gross profit for the Group increased $14.3 million due mostly to the increases in space income and service fees mentioned previously. Gross profit earned on the $85.6 million of 2007 ethanol sales was limited to a small per gallon commission included in the service fees mentioned previously.
Operating expenses increased 18% over the first six months of 2006. This was due to a variety of factors including increased energy costs, an increase in professional and contract fees and personnel costs, including labor, incentives and stock compensation.
Interest expense for the Group increased $1.3 million resulting from increased interest rates and higher commodity values resulting in additional costs of financing working capital, primarily inventory and margin deposits.
Other income for the Grain & Ethanol Group increased $7.3 million. The primary causes of this increase were first quarter development fees earned of $5.4 million for the formation of an ethanol LLC and a second quarter insurance settlement of $2.8 million for its 2006 business interruption claim discussed previously.

The Group’s equity in earnings of affiliates increased $1.0 million from the first six months of 2006 and is a result of having two ethanol affiliates with plants in operation whereas in the prior year, all of its affiliates were still in the construction phase. The Group still has one remaining ethanol affiliate still in the construction phase, and that plant is expected to be in service in 2008. The Group’s earnings from its investment in Lansing Trade Group LLC decreased $4.0 million.
Rail Group

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$68,361	$62,219
Cost of sales	46,325	37,458

Gross profit	22,036	24,761
Operating, administrative & general	9,574	10,532
Interest expense	3,074	3,327
Other income/gains	522	315

Operating income	$9,910	$11,217

Operating results for the Rail Group decreased $1.3 million over results from the first six months of 2006. Leasing revenues increased $3.5 million over 2006 and car sales increased $5.3 million. Sales from the railcar repair and fabrication shops decreased $2.7 million. The increase in leasing revenue is a result of increased cars in the Group’s rail fleet. In the second quarter the Group acquired a portfolio of railcars and sold a number of excess cars which contributed to the significant increase in car sales. The reduction in sales in the Group’s railcar repair and fabrication shops is a result of significant sales in the first half of 2006 related to work obtained as a result of hurricane Katrina. That work has since ceased and the shops are operating now at more typical activity levels.
Gross profit for the Group decreased $2.7 million, resulting from a $1.2 million decrease in gross profit on leases, a $2.1 million decrease in gross profit from the railcar repair and fabrication shops and a $0.6 million increase in gross profit on car sales. Maintenance costs remain high and have impacted the Group’s gross profit from its leasing business. The decrease in gross profit from the fabrication shops is a result of sales of product with lower margins.
Operating expenses for the Group decreased 9% from the same period last year due to decreased employee costs such as labor and benefits.
Interest expense for the Group decreased 8% as it continues to pay off its long-term debt obligations.

Plant Nutrient Group

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$249,468	$159,341
Cost of sales	220,652	145,099

Gross profit	28,816	14,242
Operating, administrative & general	10,846	9,511
Interest expense	878	1,358
Equity in earnings of affiliates	3	3
Other income/gains	453	430

Operating income	$17,548	$3,806

Operating results for the Plant Nutrient Group improved $13.7 million over results from the first six months of 2006. Sales increased $90.1 million, or 57%, due to a 41% increase in volume and an 11% increase in the average price per ton sold. The increase in acres planted in corn as a result of ethanol needs has contributed to the increased volume as corn requires more nutrients than other crops. Storage income also contributed to the increase in revenues.
Gross profit improved 102% over the same period last year due to both the increased sales as well as a 43% increase in gross margin per ton.
Operating expenses for the Group increased 14% over the first six months of 2006 as a result of increased business, as well as increased incentive compensation expense from the significantly improved performance. The reduction in interest expense for the Group relates primarily to a change in the amount of interest allocated to the Group.
Turf & Specialty Group

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$66,698	$72,933
Cost of sales	55,460	60,669

Gross profit	11,238	12,264
Operating, administrative & general	7,990	8,333
Interest expense	937	956
Other income/gains	195	518

Operating income	$2,506	$3,493

Operating results for the Turf & Specialty Group decreased $1.0 million over results from the first six months of 2006. Sales in the lawn fertilizer business decreased $6.2 million, or 9%, due to both decreased volumes and a decrease in the average price per ton sold. Sales in the cob business remained flat period over period in spite of slightly decreased volumes.

Gross profit for the Group decreased 8% over the same period last year. The biggest decrease came in the cob business due to a short supply of raw cobs, which caused the Group to purchase processed cobs at a higher cost. In the lawn business, gross profit was down only slightly and gross profit per ton increased 5% due to a focus on higher margin products.
Operating expenses for the Group continue to decrease as a result of the restructuring and improved asset utilization.
Interest expense for the Group was slightly lower and other income decreased $0.3 million. The 2006 results include a one time rebate for prior years that had been previously thought to be uncollectible.
Retail Group

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$88,667	$86,886
Cost of sales	61,704	60,364

Gross profit	26,963	26,522
Operating, administrative & general	25,485	24,639
Interest expense	467	601
Other income/gains	318	432

Operating income	$1,329	$1,714

Operating results for the Retail Group decreased 22% over results from the same period last year. Same store sales and merchandising revenues remained relatively flat however with the new market store, which opened in April of 2007, sales for the Group increased $1.8 million. Customer counts experienced slight increases period over period and can be attributed to the new store.
Gross profit for the Group improved 2% over gross profit from the same period in 2006. A larger favorable physical inventory adjustment in 2006 contributed to the improved prior year performance. The Group has adjusted its shrink allowance calculation and the 2007 inventory adjustment was minimal, and the Retail Group continues to experience unusually low shrink when compared to industry averages.
There was a slight increase in the Group’s operating expense in the first six months of 2007. While the Group has seen a significant benefit from the pension plan change approved in 2006, the benefits were offset by increased expenses relating to the implementation of the new point of sale system and pre-opening and operating costs of the new food market.
The reduction in interest expense for the Group relates primarily to a change in the amount of interest allocated to the Group.

Other

	Six months ended
	June 30,
	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	6,200	3,654
Interest income	(356)	(493)
Other income	5,930	1,471

Operating income (loss)	$86	$(1,690)

Net corporate income not allocated to business segments improved $1.8 million over the same period last year. Operating expenses increased $2.5 million, which is primarily the result of an increase in the 2007 charitable contribution expense recorded in the first six months of 2007. The Company elected to donate its available-for-sale equity securities to meet its 2007 planned contribution. The Company normally expenses its charitable giving donation throughout the year as the Company recognizes income. The Company’s charitable donations are generally based on a percentage of income; however, this donation accelerated the recognition of the 2007 expense. The Company also saw slight increases in stock compensation and performance incentives for corporate office employees.
The corporate interest credit resulted from the timing of certain interest benefits that have not yet been passed back to the operating Groups.
The $4.5 million increase in other income is almost entirely a result of realized gains on the Company’s available-for-sale securities that were donated to various charities as mentioned previously.
As a result of the above, pretax income of $53.5 million for the six months of 2007 was $31.3 million higher than pretax income of $22.2 million recognized in the first six months of 2006. Income tax expense of $18.8 million was provided at a rate of 35.1%. The Company anticipates that its 2007 effective annual tax rate will remain at this level. In the first six months of 2006, income tax expense of $8.1 million was provided at a rate of 36.2%. The donation of the Company’s available-for-sale securities contributed to the decrease in tax rate for the first six months of 2007 reducing the 2007 tax rate by 2.1%. The Company’s actual 2006 effective tax rate was 33.3%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $36.0 million in the first six months of 2007, a change from a use of cash in operating activities of $7.1 million in the first six months of 2006. Net working capital at June 30, 2007 was $156.5 million, a $5.6 million decrease from December 31, 2006 and a $69.2 million increase from June 30, 2006. Short-term borrowings used to fund operations increased $25.4 million compared to the same period in 2006.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At June 30, 2007, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was a net liability of $0.1 million and was recorded in the consolidated balance sheet.
The Company made income tax payments of $13.4 million in the first six months of 2007 and expects to make payments totaling approximately $14.4 million for the remainder of 2007.
On July 12, 2007, the State of Michigan enacted legislation that creates a new Michigan Business Tax (“MBT”) to replace the Single Business Tax that is scheduled to expire on December 31, 2007. The MBT has a business income tax component and a modified gross receipts tax component and will be accounted for as provided by FASB Statement No. 109, Accounting for Income Taxes. The Company will record the impact of the legislation in the third quarter of 2007, the period in which the legislation was enacted. The Company expects that the legislation will not have a material impact on the Company’s financial statements.
Investing Activities
Total capital spending for 2007 on property, plant and equipment within our base businesses is expected to be approximately $24.0 million and may include $3.2 million for information technology and expanded storage capacity in the Grain & Ethanol Group, $1.2 million for expansion of operations in railcar repair facilities, $2.6 million for information technology and new store fixtures in the Retail Group and $2.5 million for expansion and improvements in the Plant Nutrient Group. The remaining amount of $14.5 million will be spent on numerous assets and projects, none of which the Company expects to be in excess of $1.0 million.
In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
The Company increased its investments in affiliates by $37.1 million in the first six months of 2007 and sold a 34% interest in its share of an ethanol joint venture for $13.7 million.

Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks to provide the Company with $300 million in short-term lines of credit and an additional $50 million in a three-year line of credit. In addition, the agreement includes a flex line which was amended in March 2007 to allow the company to increase the available short-term line by $250 million and the long-term line by $150 million. The Company had drawn $77.0 million on its short-term line of credit at June 30, 2007. Peak short-term borrowing for the Company to date is $183.4 million on February 23, 2007. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Escalating commodity prices, especially corn, have created a significant increase in cash needs. The proceeds received from the follow-on equity offering in 2006 has helped to satisfy some of these cash needs.
A cash dividend of $0.0425 per common share was paid for the first quarter of 2006 and a dividend of $0.045 was paid for the last three quarters of 2006. A cash dividend of $0.0475 per common share was paid in the first and second quarters of 2007. On May 18, 2007, the Company declared a cash dividend of $0.0475 per common share payable on July 23, 2007 to shareholders of record on July 2, 2007. During the first six months of 2007, the Company issued approximately 176 thousand shares to employees under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at June 30, 2007. Certain of the Company’s loan covenants relating to limits on unhedged bushels of grain were removed in the second quarter of 2007 to accommodate the Company’s growing and evolving business. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
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

Contractual Obligations
Future payments due under debt and lease obligations as of June 30, 2007 are as follows:

Contractual Obligations	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term debt	$11,121	$31,850	$22,735	$32,431	$98,137
Long-term debt, securitized, non-recourse	13,357	26,174	19,320	18,889	77,740
Interest obligations	9,449	14,455	8,577	6,223	38,704
Uncertain tax positions	741	760	132	—	1,633
Capital lease obligations	75	134	—	—	209
Operating leases	26,369	47,132	36,600	32,164	142,265
Purchase commitments (a)	968,904	277,640	5,796	—	1,252,340
Other long-term liabilities (b)	5,287	3,097	3,365	7,273	19,022

Total contractual cash obligations	$1,035,303	$401,242	$96,525	$96,980	$1,630,050

(a)	Includes the value of purchase obligations in the Company’s operating units, including $753 million for the purchase of grain from producers and $416 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2007 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2011 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2007 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $9.2 million at June 30, 2007, of which $8.2 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
Approximately 88% of the operating lease commitments above relate to 8,210 railcars and 25 locomotives as well as 200 railcars on order but not yet received, that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
The Company is subject to various loan covenants highlighted previously. The Company is and has been in compliance with such covenants. Noncompliance could result in default under the documents governing such indebtedness and acceleration of long-term debt payments. The Company anticipates it will continue to be in compliance with its covenants.
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
The following table describes the Company’s railcar and locomotive positions at June 30, 2007:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	190
Owned-railcar assets leased to others	On balance sheet — non-current	11,932
Railcars leased from financial intermediaries	Off balance sheet	8,210
Railcars — non-recourse arrangements	Off balance sheet	2,241

Total Railcars		22,573

Locomotive assets leased to others	On balance sheet — non-current	17
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	25
Locomotives — non-recourse arrangements	Off balance sheet	39

Total Locomotives		81

In addition, the Company manages 612 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating approximately $124.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 11 years. Included in the above car counts are 5,555 railcars and 12 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly owned subsidiary of the Company, and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and is collateralized only by the applicable railcar and locomotive assets. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,273 railcars and 1 locomotive owned by TARO-I, another wholly owned subsidiary and bankruptcy remote entity.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.
Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by demand for ethanol, population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of hedging its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent a risk that cannot be directly hedged. The Company’s accounting policy for its futures and options hedges, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

	June 30,	December 31,
(in thousands)	2007	2006

Net long (short) position	$1,013	$1,793
Market risk	101	179
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

	June 30,	December 31,
(in thousands)	2007	2006

Fair value of long-term debt and interest rate contracts	$173,667	$178,082
Fair value in excess of (less than) carrying value	(2,559)	(3,729)
Market risk	3,865	4,412
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2007, and have determined that such controls and procedures were effective.
Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board of Director’s Audit Committee, which is composed entirely of independent directors, meets regularly with each of management and our internal auditors to review accounting, auditing and financial matters.
There were no changes in internal controls over financial reporting or in other factors that has materially affected or could materially affect internal controls over financial reporting, in each case, during the second quarter of 2007.

Part II. Other Information
Item 1A . Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2006 10-K (Item 1A). There have been no material changes in the risk factors set forth therein.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of The Andersons, Inc. was held on May 11, 2007 to elect ten directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director
Michael J. Anderson	15,225,656	—	546,689	2,025,388
Richard P. Anderson	15,014,308	—	758,037	2,025,388
John F. Barrett	15,643,661	—	128,684	2,025,388
Robert J. King, Jr.	15,663,642	—	108,703	2,025,388
Paul M. Kraus	15,621,745	—	150,600	2,025,388
Donald L. Mennel	15,687,191	—	85,154	2,025,388
David L. Nichols	15,642,224	—	130,121	2,025,388
Dr. Sidney A. Ribeau	15,667,233	—	105,112	2,025,388
Charles A. Sullivan	14,958,190	—	814,155	2,025,388
Jacqueline F. Woods	15,658,227	—	114,118	2,025,388

Ratification of independent registered public accounting firm	15,684,201	68,942	19,202	2,025,388

Item 6. Exhibits
     (a) Exhibits

No.	Description

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: August 8, 2007	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: August 8, 2007	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: August 8, 2007	By	/s/ Gary L. Smith
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