Form 10-Q
period 2007-09-30
ANDERSONS INC
filed 2007-11-07
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check ☑ whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 17.9 million common shares outstanding, no par value, at October 31, 2007.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006

Current assets:
Cash and cash equivalents	$22,357	$23,398	$47,773
Restricted cash	3,737	3,801	3,815
Accounts and notes receivable, net	127,382	87,698	79,552
Margin deposits, net	28,970	15,273	10,540
Inventories:
Grain & Ethanol	179,560	195,496	66,802
Agricultural fertilizer and supplies	65,792	42,604	49,119
Lawn and garden fertilizer and corncob products	24,063	26,379	19,669
Railcar repair parts	3,259	3,230	3,621
Retail merchandise	33,923	28,466	32,565
Other	311	282	280

	306,908	296,457	172,056
Commodity derivative assets — current	108,039	85,338	9,914
Railcars available for sale	4,042	5,576	7,154
Deferred income taxes	—	967	—
Prepaid expenses and other current assets	40,158	26,782	17,181

Total current assets	641,593	545,290	347,985

Other assets:
Pension asset	3,500	445	9,683
Commodity derivative asset — non-current	29,999	20,862	5,718
Other assets and notes receivable, net	7,040	12,810	8,670
Investments in and advances to affiliates	105,057	59,080	45,620

	145,596	93,197	69,691
Railcar assets leased to others, net	143,251	145,059	148,936
Property, plant and equipment:
Land	12,125	12,111	12,090
Land improvements and leasehold improvements	35,451	33,817	33,442
Buildings and storage facilities	108,612	106,391	105,787
Machinery and equipment	136,064	131,152	128,844
Software	7,382	7,164	7,034
Construction in progress	8,075	5,934	4,312

	307,709	296,569	291,509
Less allowances for depreciation and amortization	(206,880)	(201,067)	(198,444)

	100,829	95,502	93,065

Total assets	$1,031,269	$879,048	$659,677

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006

Current liabilities:
Short-term borrowings	$163,400	$75,000	$—
Accounts payable for grain	52,016	95,915	21,819
Other accounts payable	109,421	81,610	77,376
Customer prepayments and deferred revenue	30,177	32,919	21,420
Commodity derivative liabilities — current	77,617	43,173	12,785
Accrued expenses	28,517	31,065	23,366
Deferred income taxes — current	275	—	576
Current maturities of long-term debt — non-recourse	13,889	13,371	14,464
Current maturities of long-term debt	10,329	10,160	12,617

Total current liabilities	485,641	383,213	184,423

Deferred income and other long-term liabilities	3,923	3,940	2,215
Commodity derivative liabilities — non-current	26,285	26,531	9,007
Employee benefit plan obligations	21,690	21,200	15,413
Long-term debt — non-recourse, less current maturities	60,107	71,624	77,222
Long-term debt, less current maturities	85,302	86,238	87,076
Deferred income taxes	19,702	16,127	20,204

Total liabilities	702,650	608,873	395,560

Minority interest	12,607	—	—

Shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Additional paid-in capital	166,270	159,941	157,730
Treasury shares (1,258, 1,492 and 1,567 shares at 9/30/07, 12/31/06 and 9/30/06, respectively; at cost)	(16,534)	(16,053)	(15,650)
Accumulated other comprehensive loss	(11,638)	(9,735)	(1,049)
Retained earnings	177,818	135,926	122,990

	316,012	270,175	264,117

Total liabilities and shareholders’ equity	$1,031,269	$879,048	$659,677

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales and merchandising revenues	$553,708	$335,871	$1,594,425	$994,638
Cost of sales and merchandising revenues	502,962	284,327	1,423,952	848,056

Gross profit	50,746	51,544	170,473	146,582

Operating, administrative and general expenses	41,430	40,310	123,527	115,583
Interest expense	4,174	3,818	13,386	12,513
Other income / gains:
Other income, net	2,144	6,352	19,085	11,763
Equity in earnings (loss) of affiliates	9,574	(483)	17,229	5,279
Minority interest in loss of subsidiaries	549	—	1,065	—

Income before income taxes	17,409	13,285	70,939	35,528
Income tax expense	6,844	4,898	25,647	12,959

Net income	$10,565	$8,387	$45,292	$22,569

Per common share:
Basic earnings	$0.59	$0.52	$2.54	$1.46

Diluted earnings	$0.58	$0.51	$2.48	$1.41

Dividends paid	$0.0475	$0.045	$0.1425	$0.1325

Weighted average shares outstanding-basic	17,878	16,080	17,800	15,467

Weighted average shares outstanding-diluted	18,311	16,591	18,282	16,021

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30,
	2007	2006

Operating Activities
Net income	$45,292	$22,569
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	19,457	18,263
Minority interest in loss of subsidiaries	(1,065)	—
Unremitted earnings of unconsolidated affiliates	(8,893)	(1,429)
Realized gains on sales of railcars and related leases	(7,856)	(5,887)
Excess tax benefit from share-based payment arrangement	(3,853)	(4,168)
Deferred income taxes	6,003	7,581
Stock based compensation expense	3,225	2,079
Gain on donation of equity securities	(4,773)	—
Other	29	(1,233)
Changes in operating assets and liabilities:
Accounts and notes receivable	(39,684)	(5,098)
Inventories	(10,451)	83,095
Commodity derivatives and margin deposits	(11,337)	(9,869)
Prepaid expenses and other assets	(10,173)	6,204
Accounts payable for grain	(43,899)	(59,126)
Other accounts payable and accrued expenses	4,549	(33,150)

Net cash provided by (used in) operating activities	(63,429)	19,831

Investing Activities
Purchases of railcars	(42,888)	(61,065)
Proceeds from sale or financing of railcars and related leases	44,909	38,078
Purchases of property, plant and equipment	(15,637)	(10,508)
Proceeds from sale of property, plant and equipment and other	1,271	1,554
Investment in affiliates	(37,084)	(23,706)

Net cash used in investing activities	(49,429)	(55,647)

Financing Activities
Proceeds from offering of common shares	—	81,633
Net increase (decrease) in short-term borrowings	88,400	(12,400)
Proceeds received from minority interest	13,672	—
Proceeds from issuance of long-term debt	6,216	15,108
Payments on long-term debt	(6,983)	(4,654)
Proceeds from issuance of non-recourse long-term debt	—	2,001
Payments of non-recourse long-term debt	(10,999)	(18,670)
Change in overdrafts	17,574	3,207
Proceeds from sale of treasury shares to employees and directors	2,622	1,386
Payments of debt issuance costs	—	(52)
Dividends paid	(2,538)	(2,014)
Excess tax benefit from share-based payment arrangement	3,853	4,168

Net cash provided by financing activities	111,817	69,713

Increase (decrease) in cash and cash equivalents	(1,041)	33,897
Cash and cash equivalents at beginning of period	23,398	13,876

Cash and cash equivalents at end of period	$22,357	$47,773

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balance at January 1, 2006	$84	$70,121	$(13,195)	$(455)	$(259)	$102,587	$158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of income tax of $8)				13			13
Cash flow hedge activity (net of income tax of $185)				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($.01825 per common share)						(3,008)	(3,008)

Balance at December 31, 2006	96	159,941	(16,053)	(9,735)	—	135,926	270,175

Net income						45,292	45,292
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $338)				575			575
Cash flow hedge activity (net of income tax of $7)				11			11
Unrealized gain on investment (net of income tax of $305)				519			519
Disposal of equity securities (net of income tax of $1,766)				(3,008)			(3,008)

Comprehensive income							43,389
Impact of adoption of FIN 48						(320)	(320)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $4,186 (234 shares)		6,329	(481)				5,848
Dividends declared ($0.1725 per common share)						(3,080)	(3,080)

Balance at September 30, 2007	$96	$166,270	$(16,534)	$(11,638)	$—	$177,818	$316,012

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
Note A: Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly and majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
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
In the opinion of management, all adjustments, consisting of normal recurring items and the effects of the adoption of the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes,” considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the fiscal quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. A condensed consolidated balance sheet as of September 30, 2006 was included as the Company operates in several seasonal industries.
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
Newly Adopted Accounting Standards
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral or obligation to return cash collateral against the fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 would be required to be adopted by the Company beginning in 2008; however, the Company elected to adopt this presentation in the second quarter of 2007 as permitted by FSP FIN 39-1. The Company has a master netting arrangement for its futures contracts. When the Company enters into a futures contract, an initial margin deposit must be sent to the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP FIN 39-1 and consistent with the balance sheets presented herein, the Company nets its futures position with its margin deposits and has included the required disclosures. At September 30, 2007, December 31, 2006 and September 30, 2006, the Company offset $63.3 million, $33.8 million and $2.8 million, respectively, of margin deposits against its net futures position.
Financial Statement Revision
In the second quarter of 2007, the Company determined that it should revise its classification of all forward purchase and sale contracts for commodities. Historically, the Company had recorded its net position in these commodity contracts on the balance sheet within inventory. Although this presentation had been disclosed in the Company’s significant accounting policies, the Company has revised its presentation to show the commodity contracts in separate line items on the consolidated balance sheet and display a gross position rather than a net position. As the Company’s forward and futures contracts are considered economic hedges of inventory, the cash flows from these derivatives will remain as a part of cash flows from operating activities, although for disclosure purposes the gross, rather than net, effects of cash flows from these contracts will be reflected in the Company’s consolidated statements of cash flows. The Company has concluded that the effect of historically reflecting these contracts on a net, rather than gross, basis did not materially mistate any previously issued consolidated balance sheets or consolidated statement of cash flows. However, the Company has elected to revise prior period comparative information presented herein in order to present such information on a basis consistent with the separate line item disclosure described above. A summary of the effects of these revisions are in the following table. The revisions have no effect on net income or shareholders’ equity as previously reported.

	Consolidated Balance Sheet		Consolidated Balance Sheet
(in thousands)	At December 31, 2006		At September 30, 2006
	As Reported	As Revised	As Reported	As Revised

Margin deposits	$49,121	$15,273	$13,315	$10,540
Inventory	299,105	296,457	163,121	172,056
Commodity derivative assets — current	—	85,338	—	9,914
Total current assets	496,448	545,290	331,911	347,985
Commodity derivative assets — non-current	—	20,862	—	5,718
Total assets	809,344	879,048	637,885	659,677
Commodity derivative liabilities — current	—	43,173	—	12,785
Total current liabilities	340,040	383,213	171,638	184,423
Commodity derivative liability — non-current	—	26,531	—	9,007
Total liabilities	539,169	608,873	373,768	395,560

Note B: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options and unvested restricted shares.

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Weighted average shares outstanding — basic	17,878	16,080	17,800	15,467
Restricted shares and shares contingently issuable upon exercise of options	433	511	482	554

Weighted average shares outstanding — diluted	18,311	16,591	18,282	16,021

Diluted earnings per share in the third quarter of 2007 and 2006 excludes the impact of approximately 8,000 and 51,000 employee stock options, respectively, as such options were anti-dilute. In the first nine months of 2007 and 2006, diluted earnings per share excludes the impact of approximately 2,000 and 5,000 employee stock options, respectively, as such options were anti-dilutive.
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
Included as charges against income for the quarter and year-to-date period are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$664	$891	$1,994	$2,775
Interest cost	785	740	2,353	2,284
Expected return on plan assets	(1,141)	(1,009)	(3,424)	(3,005)
Amortization of prior service cost	(159)	(158)	(476)	(368)
Recognized net actuarial loss	268	440	804	1,358

Benefit cost	$417	$904	$1,251	$3,044

		Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$109	$136	$327	$407
Interest cost	291	311	872	932
Amortization of prior service cost	(128)	(110)	(383)	(330)
Recognized net actuarial loss	198	228	595	685

Benefit cost	$470	$565	$1,411	$1,694

The Company made contributions to its defined benefit pension plan of $3.5 million and $2.5 million in the first nine months of 2007 and 2006, respectively. The Company currently expects to make a total contribution of approximately $7.0 million in fiscal 2007, which exceeds the required minimum contribution. The Company contributed $5.0 million in fiscal 2006.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In the first nine months of 2007 and 2006, payments of $1.2 million and $1.0 million, respectively, were made by the Company.
Note D: Segment Information
Results of Operations — Segment Disclosures
(unaudited)(in thousands)

	Grain &		Plant	Turf &
Third Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$382,907	$33,890	$76,732	$17,911	$42,268	$—	$553,708
Inter-segment sales	—	114	3,052	121	—	—	3,287
Other income	709	188	348	185	149	565	2,144
Equity in earnings of affiliates	9,517	55	2	—	—	—	9,574
Interest expense	1,470	1,429	657	265	274	79	4,174
Operating income (loss)	13,706	5,792	815	(1,626)	(554)	(724)	17,409
Identifiable assets	533,599	184,073	154,314	51,884	60,407	46,992	1,031,269

	Grain &		Plant	Turf &
Third Quarter 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$208,540	$27,339	$38,580	$20,396	$41,016	$—	$335,871
Inter-segment sales	—	124	55	120	—	—	299
Other income	4,549	127	346	569	265	496	6,352
Equity in earnings of affiliates	(485)	—	2	—	—	—	(483)
Interest expense (income)(a)	1,158	1,781	705	271	327	(424)	3,818
Operating income (loss)	11,950	4,898	(1,868)	(420)	(418)	(857)	13,285
Identifiable assets	190,449	194,283	106,239	44,344	56,191	68,171	659,677

Nine months ended	Grain &		Plant	Turf &
September 30, 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$950,430	$102,251	$326,200	$84,609	$130,935	$—	$1,594,425
Inter-segment sales	—	588	7,843	957	—	—	9,388
Other income	10,232	710	801	380	467	6,495	19,085
Equity in earnings of affiliates	17,169	55	5	—	—	—	17,229
Interest expense (income)(a)	5,682	4,503	1,535	1,202	742	(278)	13,386
Operating income	35,857	15,702	18,363	880	775	(638)	70,939

Nine months ended	Grain &		Plant	Turf &
September 30, 2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total
Revenues from external customers	$485,928	$89,558	$197,921	$93,329	$127,902	$—	$994,638
Inter-segment sales	—	376	4,323	1,045	—	—	5,744
Other income	6,794	442	776	1,087	697	1,967	11,763
Equity in earnings of affiliates	5,274	—	5	—	—	—	5,279
Interest expense (income)(a)	4,103	5,108	2,062	1,227	928	(915)	12,513
Operating income (loss)	15,653	16,115	1,938	3,073	1,296	(2,547)	35,528

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate at which interest is allocated to the operating segments and the actual rate at which borrowings are made.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Sales of ethanol (a)	$85,319	$—	$170,887	$—

(a)	The Company’s ethanol sales include direct ship sales made on behalf of the Company’s ethanol joint ventures. These are sales of ethanol purchased from unaffiliated third party producers and traded.
Prior to 2007, sales of ethanol were made directly from The Andersons Albion Ethanol LLC to third parties.
The following table presents summarized financial information of Lansing Trade Group LLC as this investment qualified as a significant subsidiary for the quarter ended September 30, 2007. Income from continuing operations is presented as the subsidiary is structured as a limited liability company.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Sales	$1,320,921	$803,579	$3,817,974	$1,703,276
Gross profit (loss)	20,036	(1,507)	43,048	36,842
Income from continuing operations	8,497	(3,513)	14,580	14,577
Net income (loss)	8,497	(3,513)	14,580	14,577
The following table presents summarized financial information of The Andersons Clymers Ethanol LLC (“TACE”) as this investment also qualified as a significant subsidiary for the quarter ended September 30, 2007. Income from continuing operations is presented as the subsidiary is structured as a limited liability company. Sales include sales of ethanol made to the Company as well as sales of distillers dried grain made directly to third parties.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007		2006

Sales	$60,152	$—	$92,553		$—
Gross profit (loss)	14,383	(186)	20,600		(317)
Income from continuing operations	11,973	(903)	13,334		(1,355)
Net income (loss)	11,973	(903)	13,334	(a)	(1,355)

(a)	In 2007, TACE restated its operating results for 2006 to correct an error. Because the amount is not considered material to The Andersons, the Company’s share of this adjustment was recorded in the second quarter of 2007.

The following table summarizes income earned from the Company’s equity method investees by entity.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

The Andersons Albion Ethanol LLC	$1,941	$1,114	$9,231	$536
The Andersons Clymers Ethanol LLC	4,411	(331)	3,329	(498)
The Andersons Marathon Ethanol LLC (a)	(447)	—	(1,175)	—
Lansing Trade Group LLC	3,612	(1,268)	6,194	5,262
Other	57	2	(350)	(21)

Total	$9,574	$(483)	$17,229	$5,279

(a)	In the second quarter of 2007, certain expenses were erroneously included in earnings (loss) of affiliates rather than cost of sales. The amount was not material and the year-to-date results for the nine month period ending September 30, 2007 have been revised to correct this error.
In the ordinary course of business, the Company enters into related party transactions with its equity method investees. The following table sets forth financial information with respect to the related party transactions entered into for the time periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Sales and revenues from services	$87,182	$28,901	$186,908	$33,503
Purchases of product	80,563	17,867	163,939	17,872
Lease income	1,197	380	3,377	893
Labor & benefits reimbursement (a)	1,647	729	4,481	1,011
Accounts receivable at September 30			18,377	2,823
Accounts payable at September 30			4,672	—

(a)	The Company provides administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note F: Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. As of September 30, 2007, inventory losses have been reimbursed by the insurance company (net of the $0.25 million deductible) in the amount of $1.2 million. Clean-up and repair costs have been reimbursed by the insurance company in the amount of $4.6 million and re-construction costs have been reimbursed in the amount of $11.9 million. The 2006 business interruption claim was settled in the second quarter of 2007 for $2.9 million. As of September 30, 2007, the Company had a receivable on its balance sheet from the insurance company for reconstruction costs in the amount of $2.4 million compared to a receivable of $5.8 million at September 30, 2006.
Note G: Equity Securities
In June 2007, the Company donated the remaining $1.8 million of available-for-sale equity securities it held on its balance sheet to a charitable foundation. The entire amount was recorded as charitable giving expense. The Company had also donated $3.1 million of available-for-sale securities in the first quarter of 2007. These donations resulted in a realized gain of $4.8 million in the first nine months of 2007, which was recognized in other income.
Note H: Uncertain Tax Positions
The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million decrease to beginning retained earnings during the first quarter of 2007.
The Company has elected to classify interest and penalties, accrued as required by FIN 48, as interest expense and penalty expense, respectively, rather than as income tax expense. The total amount of accrued interest and penalties as of the date of adoption was $0.5 million. $0.1 million of the accrued interest as of the date of adoption was reversed during the third quarter of 2007 as a result of the expiration of the U.S. federal statute of limitations for the 2003 tax year. An additional $0.2 million of interest and penalties was accrued during the first nine months of 2007.
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
U.S. federal income tax and various state and city income tax returns filed by the Company remain subject to examination for the tax years 2003 through 2006. Canadian federal income tax returns remain subject to examination for the tax years 2004 through 2006 and Mexican federal income tax returns remain subject to examination for the tax years 2002 through 2006.

There have been no material changes during the first nine months of 2007 in the amounts of unrecognized tax benefits recorded as a result of tax positions taken during the current period or any prior periods, or in the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
Note I: Inventory Commitments
The Company’s inventory commitments include the fair value of forward contracts to buy and sell grain and ethanol, and exchange traded futures and option contracts used as economic hedges of the value of both owned grain and grain and ethanol forward contracts. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other grain and ethanol consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards. These grain contracts are considered derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to the market price. Forward contracts in a gain position are recorded on the balance sheet as either “Commodity derivative assets — current” or “Commodity derivative assets — non-current” based on their delivery period. Forward contracts in a loss position are recorded on the balance sheet as either “Commodity derivative liabilities — current” or “Commodity derivative liabilities non-current”. Futures contracts are netted against margin deposits as permitted under FSP FIN 39-1. Set forth below is a table outlining the Company’s net position in its grain and ethanol inventory and commodity derivative contracts at September 30, 2007, December 31, 2006 and September 30, 2006.

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Physical inventory	$179,560	$195,496	$66,802
Commodity derivative assets — current	108,039	85,338	9,914
Commodity derivative assets — non-current	29,999	20,862	5,718
Commodity derivative liabilities — current	(77,617)	(43,173)	(12,785)
Commodity derivative liabilities — non-current	(26,285)	(26,531)	(9,007)
Futures contracts	(63,262)	(33,848)	(2,775)

Net position	$150,434	$198,144	$57,867

Note J: Recently Issued Accounting Pronouncements
In February 2007, the FASB released Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s annual period beginning January 1, 2008. The Company is currently assessing the impact on the financial statements of the application of SFAS 159.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting estimates, as described in our 2006 Form 10-K, have not materially changed during the first nine months of 2007 other than the changes to the Company’s accounting treatment for its commodity contracts as described in Note A: Basis of Presentation and Consolidation to the condensed consolidated financial statements, included elsewhere herein.

Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. Two of these facilities are now producing ethanol while the third is expected to begin production in early 2008. In addition to its investment in these ethanol facilities, the Group operates the facilities under management contracts and provides grain origination and marketing and risk management services for which it is separately compensated. The expected surge in demand for corn to be used in ethanol production has caused corn prices to escalate and has resulted in an increase of corn acres planted in 2007 of 19% over last year.
As of this writing, the corn and soybean harvest is ahead of the 2006 harvest in the Company’s primary region (Indiana, Illinois, Michigan and Ohio) due to favorable weather conditions. The extremely dry weather that occurred during the summer has caused corn rated as good to excellent in the Company’s primary region to be an average of only 53% compared to 73% at the same point last year. Michigan was the hardest hit with only 31% of their corn crop rated as good to excellent. Next year’s winter wheat crop is 73% planted as of this writing compared to 52% at the same time last year. Unprecedented volatility in the recent wheat market could have an impact on future earnings and currently, high wheat and soybean prices are expected to cause some producers to switch acres from corn to wheat and soybeans for the 2008 harvest.
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in, will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, the significant increase in sales for the period is not necessarily indicative of the Group’s overall performance and more focus should be placed on changes to merchandising revenues and service income. A portion of the sales increase relates to the Company’s position as the ethanol marketer for its ethanol ventures. In this role the Company buys ethanol from its ventures and then resells the ethanol to ethanol blenders. For this service, it earns a volume-based fee rather than a traditional sales margin.
Grain inventories on hand at September 30, 2007 were 45.2 million bushels, of which 17.3 million bushels were stored for others. This compares to 38.3 million bushels on hand at September 30, 2006, of which 19.1 million bushels were stored for others. The 45% increase in owned bushels has resulted in a 169% increase in value as noted on the balance sheet due to the significantly higher market prices.

Production at the Clymers, Indiana ethanol plant began in early May. The ethanol ventures in which the Company has interests and where production is occurring have the majority of their 2007 and 2008 ethanol margins locked in through the use of forward purchase contracts for corn and natural gas and forward sale contracts of ethanol.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2007 were 22,552 compared to 20,415 at September 30, 2006. With overall U.S. rail traffic decreasing more than 3% over the last year, the Group’s utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has fallen from 96% at September 30, 2006 to 93% at September 30, 2007. This, along with declining lease rates and increased maintenance costs, has had an adverse impact on the Group’s results for the period.
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
As stated previously, U.S. corn acreage in 2007 has increased 19% over last year and the Company’s year to date average corn sales price has risen 55%. The significant rise in corn prices, along with expectations for future increased demand to supply ethanol plants, has contributed to the increase in acreage. This has benefited the Plant Nutrient Group significantly, as corn requires more nutrients than other crops. Because of this, volumes have increased 48% for the quarter and 43% year-to-date over the same periods in 2006. Weather, as well as the pricing relationship between corn, wheat and soybeans, will play an important role in the outlook for the remainder of the year as farmers begin to make decisions about the next year’s crop and fall nutrient applications. High wheat and soybean prices are expected to cause some producers to switch acres from corn to wheat and soybeans, which require less nutrients. This could adversely impact the Group for 2008.

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
As part of the restructuring plan announced in 2005 by the Turf & Specialty Group, many new value-added products were introduced and, in spite of high raw material prices this year, average gross margins in the lawn business have improved when compared to the same period last year. The expansion of the Group’s manufacturing facility, which manufactures a patented fertilizer product primarily for use on golf course greens, is expected to be fully operational before the end of 2007. With this increased capacity, the Group has begun the launch of several new products for the 2008 season.
Through the first nine months of 2007, the cob business has been challenged by a shortage of cobs which have increased raw material costs. This problem has been somewhat alleviated with the fall harvest.
Retail Group
The Retail Group consists of six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets. In the second quarter of 2007, the Group opened a new specialty food store operated as “The Andersons Market,” located in the Toledo, Ohio market. The Group also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores. The retail concept is More for Your Home® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers.
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

Operating Results

	Three months		Nine months
	ended September 30,		ended September 30,
(in thousdands)	2007	2006	2007	2006

Sales and merchandising revenues	$553,708	$335,871	$1,594,425	$994,638
Cost of sales	502,962	284,327	1,423,952	848,056

Gross profit	50,746	51,544	170,473	146,582
Operating, administrative & general	41,430	40,310	123,527	115,583
Interest expense	4,174	3,818	13,386	12,513
Equity in earnings (loss) of affiliates	9,574	(483)	17,229	5,279
Other income/gains	2,144	6,352	19,085	11,763
Minority interest in loss of subsidiaries	549	—	1,065	—

Operating income	$17,409	$13,285	$70,939	$35,528

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note D: Segment Information.
Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006:
Grain & Ethanol Group

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$382,907	$208,540
Cost of sales	366,613	188,039

Gross profit	16,294	20,501
Operating, administrative & general	11,893	11,457
Interest expense	1,470	1,158
Minority interest in loss of subsidiaries	549	—
Equity in earnings of affiliates	9,517	(485)
Other income/gains	709	4,549

Operating income	$13,706	$11,950

Operating results for the Grain & Ethanol Group improved $1.8 million over its third quarter 2006 results. Sales of grain (corn, soybeans, wheat and oats) increased 61%, the majority of which came from sales of corn. The increased demand for corn from ethanol has driven up the average selling price per bushel over 49% from the same period last year and resulted in an increase in sales volume of 28%. While bushels of corn sold increased, bushels of other grains (soybeans, wheat and oats) decreased. The Group sold $85.3 million of ethanol during the quarter and earned $3.8 million for services provided to its ethanol joint ventures and other entities. This compares to sales of ethanol of $17.5 million and fees earned of $1.0 million in the third quarter of 2006. Other merchandising revenues for the Group decreased $3.5 million. The largest contributor to the decrease came in space income, which is income earned from storage fees and appreciation in the value of grain owned.
Gross profit for the Group decreased $4.2 million. In the third quarter of 2006, there were a significant amount of wheat sales at very good margins. This was not repeated in the third quarter of 2007. In addition, the Group recorded some physical inventory write-downs and quality adjustments on its owned inventory (primarily corn and wheat) that contributed to the decreased gross profit. Gross profit earned on the $85.3 million of ethanol sales was limited to a small per gallon commission.
Operating expenses increased 4% over the third quarter of 2006 due to a variety of factors, primarily personnel costs, including labor and incentive compensation.
Interest expense increased 27% over the third quarter of 2006 due to increased borrowings to finance higher working capital, primarily inventory and margin deposits.
Other income for the Group decreased $3.8 million over the same period last year primarily due to the third quarter 2006 settlement of the 2005 business interruption claim that resulted from the July 1, 2005 explosion at one of its grain elevators.
Income earned from the Group’s investments in affiliates increased $10.0 million over the third quarter of 2006. The Company now has investments in two ethanol entities that are producing ethanol compared to only one in the third quarter of 2006 that was only in production for the last half of the quarter. This contributed to $5.6 million of the increase. Lansing Trade Group LLC, another entity in which the Company is an investor, had significantly better results than the same period last year. This contributed to $4.9 million of the increase in income earned from investments in affiliates.
Rail Group

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$33,890	$27,339
Cost of sales	21,590	15,711

Gross profit	12,300	11,628
Operating, administrative & general	5,322	5,076
Interest expense	1,429	1,781
Equity in earnings of affiliates	55	—
Other income/gains	188	127

Operating income	$5,792	$4,898

Operating results for the Rail Group increased $0.9 million over results from the third quarter of 2006. Leasing revenues increased $2.4 million, car sales for the Group increased $3.2 million and sales from the railcar repair and fabrication shops increased $0.9 million. The increase in leasing revenue is a factor of the increased cars in the Group’s rail fleet and has been partially offset by decreasing lease rates for renewals and new leases.
Gross profit for the Group increased $0.7 million, resulting from a $1.4 million increase in gross profit on car sales partially offset by a $0.4 million decrease in gross profit on leases and $0.3 million decrease in gross profit from railcar repair and fabrication shops. Maintenance costs continue to be higher than expected and are impacting the Group’s gross profit from its leasing business.
Operating expenses for the Group increased 5% from the same period last year which is spread amongst a variety of expense items.
Interest expense decreased 20% as the Group continues to pay off its long-term debt and recognized a reduction in its allocated share of the Company’s interest.
     Plant Nutrient Group

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$76,732	$38,580
Cost of sales	70,274	34,957

Gross profit	6,458	3,623
Operating, administrative & general	5,336	5,134
Interest expense	657	705
Equity in earnings of affiliates	2	2
Other income/gains	348	346

Operating income (loss)	$815	$(1,868)

Operating results for the Plant Nutrient Group improved $2.7 million over results from the third quarter of 2006. Sales increased 101% due to a 48% increase in volume and a 36% increase in the average price per ton sold. The increased demand for nutrients is primarily the result of increased corn acres steming from new ethanol demand and corn requires more nutrients than other crops. Anticipation of rising nutrient prices have also caused some of the Group’s customers to buy earlier for next year’s crop in order to lock in their price. Merchandising revenues increased 19% due to increased application acres and increased storage income.
Gross profit improved 78% over the same period last year due to the increase in sales and merchandising revenues as well as a significant increase in the gross profit per ton.

Operating expenses for the Group only increased 4% over the third quarter of 2006 in spite of the increased sales activity. The biggest increase came in maintenance repairs necessary as a result of the higher activity during the season.
The reduction in interest expense for the Group in the third quarter of 2007 relates primarily to a change in the amount of interest allocated to the Group.
Turf & Specialty Group

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$17,911	$20,396
Cost of sales	14,158	16,258

Gross profit	3,753	4,138
Operating, administrative & general	5,299	4,856
Interest expense	265	271
Other income/gains	185	569

Operating loss	$(1,626)	$(420)

Operating results for the Turf & Specialty Group decreased $1.2 million over results from the third quarter of 2006. Sales in the lawn fertilizer business decreased $2.7 million due to decreased volume partially offset by a 5% increase in the average price per ton sold. Most of this decrease came in the industrial line of business which has been experiencing soft demand. Sales in the cob business increased $0.2 million due entirely to increased volumes.
Gross profit for the Group decreased 9% over the same period last year. The decrease in gross profit in the lawn fertilizer business is a direct result of the decrease in volume as the actual gross profit per ton increased 13%. The decrease in gross profit in the cob business is a result of increased costs of raw cobs.
Operating expenses for the Group increased 9% due mostly to increased advertising costs incurred for the rollout of a new product line set for the fourth quarter of 2007. The other income recognized in 2006 related to an insurance settlement for a cob tank that was destroyed in a fire.

Retail Group

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$42,268	$41,016
Cost of sales	30,327	29,362

Gross profit	11,941	11,654
Operating, administrative & general	12,370	12,010
Interest expense	274	327
Other income/gains	149	265

Operating loss	$(554)	$(418)

Operating results for the Retail Group decreased $0.1 million over results from the same period last year in spite of the addition of the new market in the second quarter of 2007. Sales and merchandising revenues increased $1.3 million over the same period last year; however, after removing the sales from the Group’s new concept food store, “The Andersons Market”, same store sales decreased 1.6%, all coming from the Toledo, Ohio area stores. The decrease in this market is a result of economic conditions and local competition. Overall, customer counts decreased nearly 3%. Gross profit increased by 2% due primarily to changes in the mix of products sold as well as a favorable physical inventory adjustment in the third quarter. The Retail Group continues to experience unusually low inventory shrink when compared to industry averages.
There was a 3% increase in the Group’s operating expense in the third quarter of 2007 as compared to the third quarter of 2006. While the Group has seen a significant current year benefit from the pension plan change approved in 2006, the benefits were offset by increased expenses relating to the new concept food store.
Other

	Three months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	1,210	1,777
Interest expense	79	(424)
Other income	565	496

Operating (loss)	$(724)	$(857)

Net corporate losses not allocated to business segments decreased $0.1 million over the same period last year. Operating expenses decreased $0.6 million which is the result of a decrease in charitable contribution expense recorded in the third quarter. The Company normally recognizes expense for its charitable giving donation throughout the year as the Company recognizes income; however, because the Company donated a majority of its 2007 giving in the first half of the year with the donation of its available-for-sale securities, the expense to be recognized for the remainder of the year is expected to be minimal.
As a result of the above, pretax operating income of $17.4 million for the third quarter of 2007 was $4.1 million higher than pretax operating income of $13.3 million recognized in the third quarter of 2006. Income tax expense of $6.8 million was provided at 39.3%. The Company anticipates that its 2007 effective annual tax rate will be 35.5%. In the third quarter of 2006, income tax expense of $4.9 million was provided at 36.9%. The Company’s actual 2006 effective tax rate was 33.3%.
Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006:
Grain & Ethanol Group

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$950,430	$485,928
Cost of sales	903,462	448,178

Gross profit	46,968	37,750
Operating, administrative & general	33,895	30,062
Interest expense	5,682	4,103
Equity in earnings of affiliates	17,169	5,274
Other income/gains	10,232	6,794
Minority interest in loss of subsidiaries	1,065	—

Operating income	$35,857	$15,653

Operating results for the Grain & Ethanol Group improved $20.2 million over its 2006 results for the same period. Sales of grain (corn, soybeans, wheat and oats) increased 66% over the first nine months of 2006. The majority of this increase came in sales of corn which experienced a 30% increase in volume and a 55% increase in the average price per bushel sold. The improved sales are due to the increased demand for corn created by ethanol demand mentioned previously. Sales of ethanol totaled $170.9 million during the first nine months of 2007 and fees earned for services provided to ethanol affiliates totaled $9.7 million. Fees earned in the first nine months of 2006 for services provided to ethanol affiliates totaled $2.1 million. Other merchandising revenues for the Group increased $7.9 million, a large portion of which came from increases in space income and flex fees, which are customer service fees for forward contracting.
Gross profit for the Group increased $9.2 million due mostly to the increases in space income and service fees mentioned previously. Gross profit earned on the $170.9 million of 2007 ethanol sales was limited to a small per gallon commission included in the service fees mentioned previously.
Operating expenses increased 13% over the first nine months of 2006. This was due to a variety of factors including increased energy costs and personnel costs, including labor, incentives and stock compensation.

Interest expense for the Group increased $1.6 million resulting from increased interest rates and higher commodity values.
Other income for the Grain & Ethanol Group increased $3.4 million as a result of development fees earned in the first quarter of 2007 from the formation of an ethanol LLC.
The Group’s equity in earnings of affiliates increased $11.9 million from the first nine months of 2006 and is a result of having two ethanol affiliates with plants in operation whereas in the prior year, only one of its affiliates was operational for a portion of the third quarter. The Group has one remaining ethanol affiliate still in the construction phase, and that plant is expected to be in service in 2008. The Group’s earnings from its investment in Lansing Trade Group LLC increased $0.9 million.
Rail Group

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$102,251	$89,558
Cost of sales	67,915	53,169

Gross profit	34,336	36,389
Operating, administrative & general	14,896	15,608
Interest expense	4,503	5,108
Equity in earnings of affiliates	55	—
Other income/gains	710	442

Operating income	$15,702	$16,115

Operating results for the Rail Group decreased $0.4 million over results from the first nine months of 2006. Leasing revenues increased $5.9 million over 2006 and sales from car dispositions increased $8.5 million. Sales from the railcar repair and fabrication shops decreased $1.7 million. The increase in leasing revenue is a result of increased cars in the Group’s rail fleet. In the second quarter the Group acquired a portfolio of railcars and sold a number of excess cars which contributed to the significant increase in car sales. The reduction in sales in the Group’s railcar repair and fabrication shops is a result of significant sales in the first half of 2006 related to work obtained as a result of hurricane Katrina. That work has been completed and the shops are operating now at more typical activity levels.
Gross profit for the Group decreased $2.1 million, resulting from a $1.6 million decrease in gross profit on leases, a $2.4 million decrease in gross profit from the railcar repair and fabrication shops and a $1.9 million increase in gross profit on car sales. Maintenance costs remain high and have impacted the Group’s gross profit from its leasing business.
Operating expenses for the Group decreased 5% from the same period last year due to decreased employee costs such as labor and benefits.

Interest expense for the Group decreased 12% as it continues to pay off its long-term debt obligations.
Plant Nutrient Group

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$326,200	$197,921
Cost of sales	290,926	180,055

Gross profit	35,274	17,866
Operating, administrative & general	16,182	14,647
Interest expense	1,535	2,062
Equity in earnings of affiliates	5	5
Other income/gains	801	776

Operating income	$18,363	$1,938

Operating results for the Plant Nutrient Group improved $16.4 million over results from the first nine months of 2006. Sales increased $126.8 million, or 65%, due to a 43% increase in volume and a 16% increase in the average price per ton sold. The increase in acres planted in corn as a result of ethanol needs has contributed to the increased volume, as corn requires more nutrients than other crops. Merchandising revenues increased 40% and comes from storage and application income.
Gross profit improved 97% over the same period last year due to both the increased sales as well as a 38% increase in gross margin per ton.
Operating expenses for the Group increased 10% over the first nine months of 2006 as a result of increased business, as well as increased incentive compensation expense from the significantly improved performance. The reduction in interest expense for the Group relates primarily to a change in the amount of interest allocated to the Group.
Turf & Specialty Group

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$84,609	$93,329
Cost of sales	69,618	76,928

Gross profit	14,991	16,401
Operating, administrative & general	13,289	13,188
Interest expense	1,202	1,227
Other income/gains	380	1,087

Operating income	$880	$3,073

Operating results for the Turf & Specialty Group decreased $2.2 million over results from the first nine months of 2006. Sales in the lawn fertilizer business decreased $8.9 million, or 11%, due to both decreased volumes and a slight decrease in the average price per ton sold. Sales in the cob business increased 3% due to slight increases in volume and the average price per ton sold.
Gross profit for the Group decreased 9% over the same period last year. The decrease in gross profit within the lawn fertilizer business is due entirely to the decreased volumes as the actual gross profit per ton increased 6%. The decrease in gross profit in the cob business is the result of a short supply of raw cobs, which caused the Group to purchase processed cobs at a higher cost.
Operating and interest expenses remained relatively unchanged period over period.
The change in other income relates primarily to an insurance settlement received in 2006 for a cob tank destroyed in a fire.
Retail Group

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$130,935	$127,902
Cost of sales	92,031	89,726

Gross profit	38,904	38,176
Operating, administrative & general	37,854	36,649
Interest expense	742	928
Other income/gains	467	697

Operating income	$775	$1,296

Operating results for the Retail Group decreased 40% over results from the same period last year. Same store sales and merchandising revenues remained relatively flat; however, with the new market store, which opened in April of 2007, revenues for the Group increased $3.0 million. Customer counts remained relatively flat period over period while the average sale per customer increased nearly 3%.
Gross profit for the Group improved 2% over gross profit from the same period in 2006 due primarily to changes in the mix of products sold and the increased sales.
There was a 3% increase in the Group’s operating expense in the first nine months of 2007. While the Group has seen a significant benefit from the pension plan change approved in 2006, the benefits were offset by increased expenses relating to pre-opening and operating costs of the new food market.
The reduction in interest expense for the Group relates primarily to a change in the amount of interest allocated to the Group.

Other

	Nine months ended
	September 30,
(in thousands)	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative & general	7,411	5,429
Interest income	(278)	(915)
Other income	6,495	1,967

Operating income (loss)	$(638)	$(2,547)

Net corporate expenses not allocated to business segments improved $1.9 million over the same period last year. Operating expenses increased $2.0 million, which is primarily the result of an increase in the 2007 charitable contribution expense recorded in the first nine months of 2007. As mentioned previously, the Company elected to donate certain assets classified as available-for-sale securities to meet its 2007 planned contribution. The Company normally expenses its charitable giving donation throughout the year as the Company recognizes income. The Company’s charitable donations are generally based on a percentage of income; however, this donation accelerated the recognition of the 2007 expense. The Company also saw increases in stock compensation and performance incentives for corporate office employees.
The corporate interest credit resulted from the timing of certain interest benefits that have not yet been passed back to the operating Groups.
A majority of the $6.5 million increase in other income is a result of realized gains on the Company’s available-for-sale securities that were donated to various charities as mentioned previously.
As a result of the above, pretax income of $70.9 million for the first nine months of 2007 was $35.4 million higher than pretax income of $35.5 million recognized in the first nine months of 2006. Income tax expense of $25.6 million was provided at a rate of 36.2%. The Company anticipates that its 2007 effective annual tax rate will be 35.5%. In the first nine months of 2006, income tax expense of $13.0 million was provided at a rate of 36.5%. The donation of the Company’s available-for-sale securities contributed to the decrease in tax rate for the first nine months of 2007. The Company’s actual 2006 effective tax rate was 33.3%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $63.4 million in the first nine months of 2007, a change from cash provided by operations of $19.8 million in the first nine months of 2006. Net working capital at September 30, 2007 was $156.0 million, a $6.1 million decrease from December 31, 2006 and a $7.6 million increase from September 30, 2006. Short-term borrowings used to fund operations increased $163.4 million compared to the same period in 2006. The substantial increase is due to higher commodity values and the related need to send in additional margin deposit money to the Chicago Board of Trade.
The Company utilizes interest rate contracts to manage a portion of its interest rate risk on both its short and long-term debt and lease commitments. At September 30, 2007, the fair value of these derivative financial instruments (primarily interest rate swaps and interest rate caps) was a net liability of $0.1 million and was recorded in the consolidated balance sheet.
The Company made income tax payments of $23.8 million in the first nine months of 2007 and expects to make payments totaling approximately $5.7 million for the remainder of 2007.
Investing Activities
Total capital spending for 2007 on property, plant and equipment within our base businesses is expected to be approximately $27.8 million and may include $3.2 million for information technology and expanded storage capacity in the Grain & Ethanol Group, $2.6 million for information technology and new store fixtures in the Retail Group and $1.5 million for expansion and improvements in the Plant Nutrient Group. The remaining amount of $20.5 million will be spent on numerous assets and projects, none of which the Company expects to be in excess of $1.0 million.
In addition, the Company is expecting continued significant investment in railcars and related leases and anticipates that spending for the purchase of additional railcars and capitalized modifications to railcars that may then be sold, financed off-balance sheet or owned by the Company for lease to customers will continue for the remainder of the year.
The Company increased its investments in affiliates by $37.1 million in the first nine months of 2007 and sold a 34% interest in its share of an ethanol joint venture for $13.7 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks to provide the Company with $300 million in short-term lines of credit and an additional $50 million in a three-year line of credit. In addition, the agreement includes a flex line which was amended in March 2007 to allow the company to increase the available short-term line by $250 million and the long-term line by $150 million. The Company had drawn $163.4 million on its short-term line of credit at September 30, 2007. Peak short-term borrowing for the Company to date is $183.4 million on February 23, 2007. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Escalating commodity prices, especially corn, have created a significant increase in cash needs. The proceeds received from the follow-on equity offering in 2006 has helped to satisfy some of these cash needs.
A cash dividend of $0.0425 per common share was paid for the first quarter of 2006 and a dividend of $0.045 was paid for the last three quarters of 2006. A cash dividend of $0.0475 per common share was paid in the first three quarters of 2007. On August 16, 2007, the Company declared a cash dividend of $0.0775 per common share payable on October 22, 2007 to shareholders of record on October 1, 2007. During the first nine months of 2007, the Company issued approximately 233 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at September 30, 2007. Certain of the Company’s loan covenants relating to limits on unhedged bushels of grain were removed in the second quarter of 2007 to accommodate the Company’s growing and evolving business. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
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

Contractual Obligations
Future payments due under debt and lease obligations and other commitments as of September 30, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	4-5 years	years	Total

Long-term debt	$10,253	$30,862	$22,902	$31,423	$95,440
Long-term debt, securitized, non-recourse	13,889	26,197	16,193	17,717	73,996
Interest obligations	8,988	13,727	8,076	5,766	36,557
Uncertain tax positions	477	746	138	—	1,361
Capital lease obligations	76	115	—	—	191
Operating leases	26,157	47,461	35,030	29,459	138,107
Purchase commitments (a)	1,009,164	288,529	12,743	—	1,310,436
Other long-term liabilities (b)	5,171	3,386	3,681	7,273	19,511

Total contractual cash obligations	$1,074,175	$411,023	$98,763	$91,638	$1,675,599

(a)	Includes the value of purchase obligations in the Company’s operating units, including $797 million for the purchase of grain from producers and $436 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.
(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2007 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. The Company has considered recent payment trends and actuarial assumptions in its estimates of postretirement payments through 2011. We have not estimated pension contributions beyond 2007 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $8.9 million at September 30, 2007, of which $8.2 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above.
Approximately 86% of the operating lease commitments above relate to 8,235 railcars and 17 locomotives, as well as 200 railcars on order but not yet received, that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
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
The following table describes the Company’s railcar and locomotive positions at September 30, 2007:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	196
Owned-railcar assets leased to others	On balance sheet — non-current	11,684
Railcars leased from financial intermediaries	Off balance sheet	8,235
Railcars — non-recourse arrangements	Off balance sheet	2,356

Total Railcars		22,471

Locomotive assets leased to others	On balance sheet — non-current	25
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives — non-recourse arrangements	Off balance sheet	39

Total Locomotives		81

In addition, the Company manages 599 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating approximately $118.6 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding 14 years. Included in the above car counts are 5,503 railcars and 12 locomotives owned outright by subsidiaries of TOP CAT Holding Company LLC, a wholly-owned subsidiary of the Company, and included in the balance sheet. These assets are included in bankruptcy-remote entities whose debt is non-recourse to the Company and is collateralized only by the applicable railcar and locomotive assets. Lease terms with customers utilizing these assets are generally less than the remaining term of the non-recourse debt. Also included in the above car counts are 2,271 railcars and 1 locomotive owned by TARO-I, another wholly-owned subsidiary and bankruptcy remote entity.
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

	September 30,	December 31,
(in thousands)	2007	2006

Net long (short) position	$(7,609)	$1,793
Market risk	(761)	179
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

	September 30,	December 31,
(in thousands)	2007	2006

Fair value of long-term debt and interest rate contracts	$169,022	$178,082
Fair value in excess of (less than) carrying value	(1,211)	(3,729)
Market risk	3,492	4,412
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2007, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the third quarter of 2007.

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

THE ANDERSONS, INC. (Registrant)
Date: November 7, 2007	By /s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 7, 2007	By /s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: November 7, 2007	By /s/ Gary L. Smith
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