Form 10-K
period 2007-12-31
ANDERSONS INC
filed 2008-02-28
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1562374 (I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio (Address of principal executive offices)	43537 (Zip Code)
Registrant’s telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: Common Shares
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $732.1 million on June 30, 2007, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
     The registrant had 18.1 million common shares outstanding, no par value, at February 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2008, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 14, 2008.

PART I
Item 1. Business
(a) General development of business
The Andersons, Inc. (the “Company”) is an entrepreneurial, customer-focused company with diversified interests in the agriculture and transportation markets. Since our founding in 1947, we have developed specific core competencies in risk management, bulk handling, transportation and logistics and an understanding of commodity markets. We have leveraged these competencies to diversify our operations into other complementary markets, including ethanol, railcar leasing, plant nutrients, turf products and general merchandise retailing. The Company operates in five business segments. The Grain & Ethanol Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois and invests in and provides management and corn origination services to ethanol production facilities. The Group also has an investment in Lansing Trade Group LLC, an international trading company largely focused on the movement of physical commodities, trading in whole grains, feed ingredients, biofuels, cotton, freight and other commodities. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Plant Nutrient Group manufactures and sells dry and liquid agricultural nutrients and distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers. The Turf & Specialty Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use and professional golf and landscaping industries, as well as manufactures corncob-based products for use in various industries. The Retail Group operates six large retail stores, a specialty food market and a distribution center in Ohio.
(b) Financial information about business segments
See Note 13 to the consolidated financial statements in Item 8 for information regarding business segments.
(c) Narrative description of business
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. In addition to storage and merchandising, the Company performs trading, risk management and other services for its customers. The Company’s grain storage practical capacity was approximately 83.7 million bushels at December 31, 2007, which includes grain storage leased to ethanol production facilities. The Company is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio. In addition to its equity investment, the Company operates the facilities under management contracts, provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services to these joint ventures for which it is compensated separately.
Grain merchandised by the Company is grown in the Midwestern portion of the United States (the eastern corn-belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”).
In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These lease agreements cover 11%, or approximately 8.9 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2003 for an additional five years. The Company expects to begin negotiations for an additional renewal. Grain sales to Cargill totaled $212.5 million in 2007, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement.
Approximately 73% of the grain bushels sold by the Company in 2007 were purchased by U.S. grain processors and feeders, and approximately 27% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
The grain business is seasonal, coinciding with the harvest of the principal grains purchased and sold by the Company.
Fixed price purchase and sale commitments for grain and grain held in inventory expose the Company to risks related to adverse changes in market prices. The Company attempts to manage these risks by entering into exchange-traded futures and option contracts with the CBOT. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments. The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.
The Company’s risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage and service income), not from futures and options transactions. The Company has policies that specify the key controls over its risk management practices. These policies include description of the objectives of the programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, daily review and reconciliation and other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.
Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price, it also enters into an offsetting sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CBOT. At the close of business each day, the open ownership positions as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company’s ownership positions due to changing market prices are netted with and generally offset in the income statement by losses and gains in the value of the Company’s futures positions.
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

The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2008 approximated 203.9 million, the majority of which is scheduled to be delivered to the Company through September 2009.
The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Some of the Company’s competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Approximately 50% of grain bushels purchased are done so using forward contracts. On the sell-side, approximately 90% of grain bushels are sold using forward contracts.
In January 2003, the Company became a minority investor in Lansing Trade Group LLC (formerly Lansing Grain Company LLC), which was formed in 2002, with the contribution of substantially all the assets of Lansing Grain Company, an established trading business with offices throughout the United States. Lansing Trade Group LLC continues to increase its trading capabilities, including ethanol trading. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions. The Company is the largest individual investor and has an option to make additional investments each year through 2010. The Company expects to exercise its option in 2008 to increase its ownership interest to approximately 47%.
For the years ended December 31, 2007, 2006 and 2005, sales of grain and related merchandising revenues for the Grain & Ethanol Group totaled $1,226.5 million, $769.5 million and $628.0 million, respectively. Sales of ethanol and related service revenue for the same time periods totaled $272.2 million, $21.7 million and $0.3 million, respectively.
The Company intends to continue to build its trading operations, increase its service offerings to the ethanol industry and grow its traditional grain business. The Company may make additional investments in the ethanol industry through joint venture agreements and providing origination, management, logistics, merchandising and other services.
Rail Group
The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. Almost half of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet. In addition, the Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non- recourse basis. In such transactions, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, receiving a fee for these services. The Company generally holds purchase options on most railcars owned by financial intermediaries.
Of the 22,745 railcars and locomotives managed by the Company at December 31, 2007, 12,168 units, or 53%, were included on the balance sheet, primarily as long-lived assets. The remaining 10,577 railcars and locomotives are either in off-balance sheet operating leases or non-recourse arrangements. We are under contract to provide maintenance services for over 17,000 of the railcars that we own or manage.
The risk management philosophy of the Company includes match-funding of lease commitments where possible and detailed review of lessee credit quality. Match-funding (in relation to rail lease transactions) means matching the terms of the financial intermediary funding arrangement with the lease terms of the customer where the Company is both lessee and sublessor. If the Company is unable to match-fund, it will try to get an early buyout provision within the funding arrangement to match the underlying customer lease. The 2004 funding of TOP CAT Holding Company’s portfolio of railcars and related leases was not match-funded. TOP CAT Holding Company is a limited liability company which is a wholly-owned subsidiary of the Company. A majority of the other non-recourse borrowings where railcars serve as the sole collateral for debt are also not match-funded as the terms of the debt are generally longer than the current lease terms. Generally, the Company completes non-recourse lease or debt transactions whenever possible to minimize credit risk.
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
The Company operates in the used car market — purchasing used cars and repairing and refurbishing them for specific markets and customers.
For the years ended December 31, 2007, 2006 and 2005, lease revenues and railcar sales in the Company’s railcar marketing business were $114.4 million, $98.0 million and $81.9 million, respectively. Sales in the railcar repair and fabrication shops were $15.5 million, $15.3 million and $10.1 million for 2007, 2006 and 2005, respectively.
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
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan and Ohio. Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient Group’s seven farm centers, located throughout Michigan, Indiana and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, chemicals, seeds, supplies and custom application of fertilizer to the farmer.
Storage capacity at the Company’s fertilizer facilities, including its seven farm centers, was approximately 14.1 million cubic feet for dry fertilizers and approximately 37.7 million gallons for liquid fertilizer at December 31, 2007. The Company reserves 6.8 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 13.9 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.
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
For the years ended December 31, 2007, 2006 and 2005, sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) to dealers and related merchandising revenues totaled $416.8 million,

$228.9 million and $231.9 million, respectively. Sales of fertilizer, chemicals, seeds and supplies to farmers and related merchandising revenues totaled $49.7 million, $36.2 million and $39.5 million in 2007, 2006 and 2005, respectively.
The Company intends to offer more value added products and services through its Plant Nutrient Group. For example, the Company is currently selling reagents for air pollution control technologies used in coal-fired power plants and is exploring marketing the resulting by-products that can be used as plant nutrients. Focusing on higher value added products and services and improving the sourcing of raw materials will leverage the Company’s existing infrastructure.
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
For the years ended December 31, 2007, 2006 and 2005, sales of granular plant fertilizer and control products totaled $89.2 million, $97.5 million and $110.1 million, respectively.
The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.
For the years ended December 31, 2007, 2006 and 2005, sales of corncob and related products totaled $14.3 million, $13.8 million and $12.4 million, respectively.
The Company intends to focus on leveraging its leading position in the golf fertilizer market and its research and development capabilities to develop higher value, proprietary products. For example, the Company has recently developed a patented premium dispersible golf course fertilizer and a patented corncob-based cat litter that is being sold through a major national brand.
Retail Group
The Company’s Retail Group includes six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is More for Your Home® and our stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio. In April of 2007, the Company opened a specialty food store operated as “The Andersons Market”™, also in the Toledo, Ohio market area. This is the Company’s seventh store. This new store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine.
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
The Company also operates a sales and service facility for outdoor power equipment near one of its retail stores.
For the years ended December 31, 2007, 2006 and 2005, sales of retail merchandise including commissions on third party sales totaled $180.5 million, $177.2 million and $182.8 million respectively.
The Company intends to continue to refine its More for Your Home® concept and focus on expense control and customer service.
Employees
At December 31, 2007 the Company had 1,400 full-time and 1,553 part-time or seasonal employees. The Company believes it maintains good relationships with its employees.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Company website is http://www.andersonsinc.com. These reports are also available at the SEC’s website: http://www.sec.gov.
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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $2.7 million, $2.2 million and $1.6 million in order to comply with these regulations in 2007, 2006 and 2005, respectively.
Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-K and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained elsewhere in this Form 10-K.
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
If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that impose minimum levels of working capital and equity, impose limitations on additional debt and require that grain inventory positions be substantially hedged. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.
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

Our grain and ethanol business uses derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.
A significant amount of our grain and ethanol purchases and sales are done through forward contracting. In addition, the Company uses exchanged traded and over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one of our derivative contracts not to perform on their obligation.
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
We have a significant amount of assets (railcars and related leases) that are off-balance sheet. If generally accepted accounting principles were to change to require that these items be reported in the financial statements, it would cause us to record a significant amount of assets and corresponding liabilities on our balance sheet which could have a negative impact on our debt covenants.
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
Many of our operations are dependent on weather conditions. The success of our Grain & Ethanol Group, for example, is highly dependent on the weather, primarily during the spring planting season and through the summer (wheat) and fall (corn and soybean) harvests. Additionally, wet and cold conditions during the spring adversely affect the sales and application of fertilizer sold through our Plant Nutrient Group. In addition, application of fertilizer and other products by golf courses, lawn care operators and consumers could be affected, which could decrease demand in our Turf & Specialty Group. These same weather conditions also adversely affect purchases of lawn and garden products in our Retail Group, which generates a significant amount of its sales from these products during the spring season.
National and international political developments subject our business to a variety of security risks, including bio-terrorism, and other terrorist threats to data security and physical loss to our facilities. In order to protect ourselves against these risks and stay current with new government legislation and regulatory actions affecting us, we may need to incur significant costs. No level of regulatory compliance can guarantee that security threats will never occur.
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
Our ethanol business will compete with other corn processors, ethanol producers and refiners, a number of whom will be divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors, including farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors, will also compete with out ethanol business. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours will be. The blenders’ credit allows blenders having excise tax liability to apply the excise tax credit against the tax imposed on the gasoline-ethanol mixture. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our future results of operations and financial position.
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

Our Retail Group competes with a variety of retailers, primarily mass merchandisers and do-it-yourself home centers in its three markets. The principle competitive factors in our Retail Group are location, product quality, price, service, reputation and breadth of selection. Some of our competitors are larger than us, have greater purchasing power and operate more stores in a wider geographical area.
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
While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis pricing component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in our facility and the nearest exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant unfavorable basis moves on a grain position as large as ours can significantly impact the profitability of the Grain & Ethanol Group and our business as a whole. In addition, we do not enter into derivative contracts to manage price risk on non-grain commodities.
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
We handle hazardous materials in our businesses. If environmental requirements become more stringent or if we experience unanticipated environmental hazards, we could be subject to significant costs and liabilities.
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
Our investments in limited liability companies are subject to risks beyond our control.
We currently have investments in six limited liability companies. By operating a business through this arrangement, we have less control over operating decisions than if we were to own the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors who may not always be in agreement with our ideas.
We have limited production and storage facilities for our products, and any adverse events or occurrences at these facilities could disrupt our business operations and decrease our revenues and profitability.
Our Grain & Ethanol and Plant Nutrient Groups are dependent on grain elevator and nutrient storage capacity, respectively. The loss of use of one of our larger storage facilities could cause a major disruption to our Grain & Ethanol and Plant Nutrient operations. We currently have investments in three ethanol production facilities and our ethanol operations may be subject to significant interruption if any of these facilities experiences a major accident or is damaged by severe weather or other natural disasters. We currently have only one production facility for our corncob-based products in our Turf & Specialty Group, and only one warehouse in which we store the majority of our retail merchandise inventory for our Retail Group. Any adverse event or occurrence impacting these facilities could cause major disruption to our business operations. In addition, our operations may be subject to labor disruptions and unscheduled downtime. Any disruption in our business operations could decrease our revenues and negatively impact our financial position.
Our business involves significant safety risks. Significant unexpected costs and liabilities would have a material adverse effect on our profitability and overall financial position.
Due to the nature of some of the businesses in which we operate, we are exposed to significant safety risks such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline ruptures, chemical spills or run-off, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. If one of our elevators were to experience a grain dust explosion or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk. In addition, if we were to experience a catastrophic failure of a storage facility in our Plant Nutrient or Turf & Specialty Group, it could harm not only our employees but the environment as well and could subject us to significant additional costs.
New ethanol plants under construction or decreases in the demand for ethanol may result in excess production capacity.
According to the Renewable Fuels Association (“RFA”), domestic ethanol production capacity has increased from 1.9 billion gallons per year (“BGY”) as of January 2001 to an estimated 7.6 BGY at January 11, 2008. The RFA estimates that, as of January 11, 2008, approximately 5.7 BGY of additional production capacity is under construction. The ethanol industry in the U.S. now consists of more than 137 production facilities. Excess capacity in the ethanol industry would have an adverse effect on our future results of operations, cash flows and financial position. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products as long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard for interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs.
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
The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on our results of operations and financial position.
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
The effect of the Renewable Fuel Standard, or “RFS,” in the 2007 Energy Policy Act is uncertain. The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from methyl tertiary butyl ether, or “MTBE,” to ethanol. The energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator.
Fluctuations in the selling price and production cost of gasoline as well as the spread between ethanol and corn prices may further reduce future profit margins of our ethanol business.
We will market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for oil derived gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.
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
A significant portion of our business operates in the railroad industry, which is subject to unique, industry specific risks and uncertainties. Our failure to accurately assess these risks and uncertainties could be detrimental to our Rail Group business.
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
Agriculture Facilities

(in thousands)		Agricultural Fertilizer
	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,070	4,500	2,878
Toledo, OH Port (4)	12,446	1,800	5,623
Metamora, OH	6,124	—	—
Toledo, OH (1)	983	—	—
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	37	349
Fremont, OH (2)	—	47	271
Fostoria, OH (2)	—	40	213
Champaign, IL	12,732	1,333	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,063	923	—
Clymers, IN (5)	4,400	—	—
Oakville, IN	4,451	—	—
Walton, IN (2)	—	435	10,455
Poneto, IN	—	10	5,681
Logansport, IN	—	83	3,913
Waterloo, IN (2)	—	992	1,641
Seymour, IN	—	720	943
North Manchester, IN (2)	—	25	211
Albion, MI (5)	3,586	—	—
White Pigeon, MI	3,050	—	—
Webberville, MI	—	1,747	5,060
Litchfield, MI (2)	—	30	457

	83,705	14,085	37,695

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 2,970-bushel capacity.

(4)	Includes leased facility with a 5,900-bushel capacity.

(5)	Leased to ethanol production facility.
The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.
The Plant Nutrient Group’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; Lordstown, Ohio; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Indiana; Walton, Indiana; and Poneto, Indiana locations also include liquid manufacturing facilities.

Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	153,000
Toledo Store	Toledo, OH	149,000
Woodville Store (1)	Northwood, OH	120,000
Lima Store (1)	Lima, OH	120,000
Sawmill Store	Columbus, OH	146,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility leased
The leases for the three stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.5 million. Two of the store leases provide for contingent lease payments based on achieved sales volume. One store had sales triggering payments of contingent rental each of the last three years. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.
Other Properties
In its railcar business, the Company owns, leases or manages for financial institutions 22,745 railcars and locomotives at December 31, 2007. Future minimum lease payments for the railcars and locomotives are $114.5 million with future minimum contractual lease and service income of approximately $202.2 million for all railcars, regardless of ownership. Lease terms range from one month to fourteen years. The Company also operates railcar repair facilities in Maumee, Ohio; Darlington and Rains, South Carolina; Macon, Georgia; and Bay St. Louis, Mississippi, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.
The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana. A portion of the Maumee, Ohio facility was closed in late 2005 and milling operations consolidated in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.
The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,119 acres of land on which the above properties and facilities are located and approximately 303 acres of farmland and land held for sale or future use.
Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $64.3 million at December 31, 2007. Additionally, 7,635 railcars and locomotives are held in bankruptcy-remote entities collateralizing $65.7 million of non-recourse debt at December 31, 2007. Additions to property, including intangible assets but excluding railcar assets, for the years ended December 31, 2007, 2006 and 2005 amounted to $20.3 million, $16.0 million and $11.9 million, respectively. Additions to the Company’s railcar assets totaled $56.0 million, $85.9 million and $98.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These additions were offset by sales and financings of railcars of $47.3 million, $65.2 million and $69.1 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.
The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.
Item 3. Legal Proceedings
None.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted upon during the fourth quarter of fiscal 2007.
Executive Officers of the Registrant
The information under this Item 4 is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 28, 2008) are presented in the table below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Group	55	2000
	Vice President and General Manager, Plant Nutrient Division, Agriculture Group		1999

Daniel T. Anderson	President, Retail Group	52	1996

Michael J. Anderson	President and Chief Executive Officer	56	1999
	President and Chief Operating Officer		1996

Naran U. Burchinow	Vice President, General Counsel and Secretary	54	2005
	Formerly Operations Counsel, GE Commercial Distribution Finance Corporate		2003
	Formerly General Counsel, ITT Commercial Finance Corporation and Deutsche Financial Services		1993

Dale W. Fallat	Vice President, Corporate Services	63	1992

Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis	39	2007
	Internal Audit Manager		1999

Charles E. Gallagher	Vice President, Human Resources	66	1996

Richard R. George	Vice President, Controller and CIO	58	2002
	Vice President and Controller		1996

Harold M. Reed	President, Grain & Ethanol Group	51	2000
	Vice President and General Manager, Grain Division, Agriculture Group		1999

Rasesh H. Shah	President, Rail Group	53	1999

Gary L. Smith	Vice President, Finance and Treasurer	62	1996

Thomas L. Waggoner	President, Turf & Specialty Group	53	2005
	Vice President, Sales & Marketing, Turf & Specialty Group		2002
	Director of Supply Chain/Consumer & Industrial Sales, Turf & Specialty Group		2001

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 15, 2008, the closing price for the Company’s Common Shares was $44.89 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for the four fiscal quarters in each of 2007 and 2006.

	2007		2006
	High	Low	High	Low

Quarter Ended
March 31	$45.95	$36.95	$40.83	$21.11
June 30	48.46	38.10	62.70	35.01
September 30	52.67	41.86	47.38	31.37
December 31	51.16	39.71	43.00	31.05
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.
Shareholders
At February 15, 2008, there were approximately 18.1 million common shares outstanding, 1,608 shareholders of record and approximately 10,000 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 46 consecutive quarterly dividends since the end of 1996, its first year of trading on Nasdaq market. The Company paid $0.0425 per common share for the dividend paid in January 2006, $0.045 per common share for the dividends paid in April, July and October 2006, $0.0475 for the dividends paid in January, April, and July 2007, and $0.0775 per common share for the dividends paid in October 2007 and January 2008.
While the Company’s objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval and loan covenant restrictions.
Equity Plans
The following table gives information as of December 31, 2007 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in column (a))

Equity compensation plans approved by security holders	1,118,143 (1)	$25.57	782,176 (2)

(1)	This number includes options and SOSARs (1,007,683), performance share units (73,984) and restricted shares (36,476) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 493,245 Common Shares available to be purchased under the Employee Share Purchase Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 1996, the Company’s Board of Directors approved the repurchase of 2.8 million shares of common stock for use in employee, officer and director stock purchase and stock compensation plans. This resolution was superseded by the Board in October 2007 to add an additional 0.3 million shares. Since the beginning of this repurchase program, the Company has purchased 2.1 million shares in the open market. There were no repurchases of common stock during 2007.
Performance Graph
The graph below compares the total shareholder return on the Corporation’s Common Shares to the cumulative total return for the Nasdaq U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:
•	Agrium, Inc.

•	Archer-Daniels-Midland Co.

•	Corn Products International, Inc.

•	GATX Corp.

•	Greenbrier Companies, Inc.

•	The Scott’s Miracle-Gro Company

•	Lowes Companies
This Peer Group Index was adjusted in 2007 as one of the companies previously used is no longer in existence as a public company.
The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2002 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2002	2003	2004	2005	2006	2007

The Andersons, Inc.	$100.00	$128.33	$207.45	$353.94	$699.67	$743.60
NASDAQ U.S.	100.00	150.79	164.60	168.08	185.55	211.29
Peer Group Index	100.00	141.64	161.10	185.64	197.14	201.81
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2007 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

	For the years ended December 31,
(in thousands)	2007	2006	2005	2004	2003

Operating results
Grain and ethanol sales and revenues	$1,498,652	$791,207	$628,255	$664,565	$696,615
Fertilizer, retail and other sales	880,407	666,846	668,694	602,367	542,390

Total sales and revenues	2,379,059	1,458,053	1,296,949	1,266,932	1,239,005
Gross profit — grain & ethanol	79,367	62,809	50,456	52,680	41,783
Gross profit — fertilizer, retail and other	160,345	136,431	142,116	131,212	116,819

Total gross profit	239,712	199,240	192,572	183,892	158,602
Equity in earnings of affiliates	31,863	8,190	2,321	1,471	347
Other income, net (a)	21,731	13,914	4,386	4,973	4,701
Pretax income	105,861	54,469	39,312	30,103	17,965
Net income	68,784	36,347	26,087	19,144	11,701

(in thousands, except for per share and	For the years ended December 31,
ratios and other data)	2007	2006	2005	2004	2003

Financial position
Total assets	1,334,988	879,048	647,951	590,346	497,534
Working capital	177,679	162,077	96,113	102,234	86,810
Long-term debt (b)	133,195	86,238	79,329	89,803	82,127
Long-term debt, non-recourse (b)	56,277	71,624	88,714	64,343	—
Shareholders’ equity	344,364	270,175	158,883	133,876	115,791

Cash flows / liquidity
Cash flows from (used in) operations	(164,334)	(62,903)	37,880	62,492	44,093
Depreciation and amortization	26,253	24,737	22,888	21,435	15,139
Cash invested in acquisitions / investments in affiliates	36,249	34,255	16,005	85,753	1,182
Investments in property, plant and equipment	20,346	16,031	11,927	13,201	11,749
Net investment in (sale of) railcars (c)	8,751	20,643	29,810	(90)	3,788
EBITDA (d)	151,162	95,505	74,279	62,083	41,152
Per share data:
Net income — basic	3.86	2.27	1.76	1.32	0.82
Net income — diluted	3.75	2.19	1.69	1.28	0.80

Dividends paid	0.220	0.178	0.165	0.153	0.140
Year-end market value	44.80	42.39	21.54	12.75	7.99

Ratios and other data
Pretax return on beginning equity	39.2%	34.3%	29.4%	26.0%	17.0%
Net income return on beginning equity	25.5%	22.9%	19.5%	16.5%	11.1%
Funded long-term debt to equity ratio (e)	0.4-to-1	0.3-to-1	0.5-to-1	0.7-to-1	0.7-to-1
Weighted average shares outstanding (000’s)	17,833	16,007	14,842	14,492	14,282
Effective tax rate	35.0%	33.3%	33.6%	36.4%	34.9%

Note:	Prior years have been revised to conform to the 2007 presentation; these changes did not impact net income.

(a)	Includes gains on insurance settlements of $3.1 million in 2007 and $4.6 million in 2006.

(b)	Excludes current portion of long-term debt.

(c)	Represents the net of purchases of railcars offset by proceeds on sales of railcars. In 2004, proceeds exceeded purchases. In 2004, cars acquired as part of an acquisition of a business have been excluded from this number.

(d)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information important to investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(e)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” Does not include non-recourse debt.
The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2007	2006	2005	2004	2003

Net income	$68,784	$36,347	$26,087	$19,144	$11,701
Add:
Provision for income taxes	37,077	18,122	13,225	10,959	6,264
Interest expense	19,048	16,299	12,079	10,545	8,048
Depreciation and amortization	26,253	24,737	22,888	21,435	15,139

EBITDA	151,162	95,505	74,279	62,083	41,152

Add/(subtract):
Provision for income taxes	(37,077)	(18,122)	(13,225)	(10,959)	(6,264)
Interest expense	(19,048)	(16,299)	(12,079)	(10,545)	(8,048)
Realized gains on railcars and related leases	(8,103)	(5,887)	(7,682)	(3,127)	(2,146)
Deferred income taxes	5,274	7,371	1,964	3,184	382
Excess tax benefit from share-based payment arrangement	(5,399)	(5,921)	—	—	—
Unremitted earnings of unconsolidated affiliates	(23,582)	(4,340)	(443)	(854)	(353)
Minority interest in loss of affiliates	(1,356)	—	—	—	—
Changes in working capital and other	(226,205)	(115,210)	(4,934)	22,710	19,370

Net cash provided by / (used in) operations	$(164,334)	$(62,903)	$37,880	$62,492	$44,093

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
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these ethanol facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country.
The 2007 corn crop proved to be a record with 13.1 million bushels of production, a 24% increase from 2006 according to U.S. Department of Agriculture. Driven by factors such as favorable prices, growing ethanol demand and strong export sales, acres of corn planted increased 19% over 2006 and yields averaged 151.1 bushels per acre, the second highest yield on record after 2004, in which yields were 160.4 bushels per acre. The shift to corn acres resulted in less acres of other grains such as soybeans and wheat. According to the U.S. Department of Agriculture, farmers planted 16% fewer soybean acres in 2007 than in 2006. With the price of soybeans rising 42% over the same period last year, the Company expects that for the 2008 harvest, some of the increased corn acres will be switched back to soybeans and wheat.
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
Grain inventories on hand at December 31, 2007 were 62.3 million bushels, of which 9.9 million bushels were stored for others. This compares to 66.1 million bushels on hand at December 31, 2006, of which 19.4 million bushels were stored for others.
Production at the Clymers, Indiana ethanol plant began in early May 2007. Production at the Greenville, Ohio ethanol plant began in February 2008. Two of the ethanol ventures in which the Company has interests, The Andersons Albion Ethanol LLC and The Andersons Clymers Ethanol LLC have the majority of their 2008 ethanol margins locked in through the use of forward purchase contracts for corn and natural gas and forward sale contracts of ethanol. The Andersons Marathon Ethanol LLC does not, therefore, volatility in corn and ethanol prices will have a greater impact on this entity’s profitability for 2008.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2007 were 22,745 compared to 21,050 at December 31, 2006. With overall U.S. rail traffic decreasing more than 2% over the last year, the Group’s utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has fallen slightly from 94% at December 31, 2006 to 93% at December 31, 2007. This along with increased maintenance costs, had an adverse impact on the Group’s results for the period. In December 2007, the American Association of Railroads announced that they will be increasing their car repair facility labor rate by over 8% effective January 1, 2008. The Company expects that this will also cause an increase in private shop rates and will likely increase the Group’s maintenance expenses further going forward.
During 2007, the Group opened new railcar repair shops in Rains, South Carolina and Macon, Georgia. The Group plans to open a railcar repair shop in Anaconda, Montana in 2008, bringing the total number of shops to six. The Group will continue to evaluate opportunities for additional shops.
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

As stated previously, U.S. corn acreage in 2007 has increased 19% over last year and the Company’s year to date average corn sales price has risen 39%. The significant rise in corn prices, along with increased demand for export and to supply ethanol plants, has contributed to the increase in acreage. This has benefited the Plant Nutrient Group significantly, as corn requires more nutrients than other crops. Because of this, volumes have increased 43% over the same period last year. Weather, as well as the pricing relationship between corn, wheat and soybeans, will play an important role in the outlook for 2008 as farmers begin to make decisions about the next crop year. As mentioned previously, high wheat and soybean prices are expected to cause some producers to switch acres from corn, to wheat and soybeans, which require less nutrients. Going into 2008, the Group will continue to evaluate the availability of its raw materials, primarily potash, which at this time is in tight supply. A shortage of available raw material will impact the Group’s ability to meet customer orders.
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
As part of the restructuring plan announced in 2005 by the Turf & Specialty Group, many new value-added products were introduced and, in spite of high raw material prices this year, average gross margins in the lawn business have improved when compared to the same period last year. At the end of the fourth quarter of 2007, the manufacturing facility which manufactures a patented fertilizer product primarily for use on golf course greens became fully operational. With this increased capacity, the Group has begun the launch of several new products for the 2008 season. As mentioned previously, one of the Group’s primary raw materials, potash, is in tight supply. A shortage of available raw materials will impact the Group’s ability to meet customer orders.
In 2007, the cob business was challenged by a shortage of cobs which resulted in increased raw material costs. The 2007 cob harvest proved to be much better than last year and the Group is expecting a 55% reduction in outsourced cobs for 2008.
Retail Group
The Retail Group includes six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets. In the second quarter of 2007, the Group opened a new specialty food store operated as “The Andersons Market,” located in the Toledo, Ohio market. The Group also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores. The retail concept is More for Your Home® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers.
In the fourth quarter of 2007, it was determined that certain of the Retail Group’s assets were impaired and were written down by $1.9 million. The resulting impact on the Group’s operating results for the year was significant.
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The focus for 2008 will be to increase sales in all of the Group’s market areas and continue to refine its new concept food market to align with customer’s needs.
Other
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

	2007	2006	2005

Sales and merchandising revenues	$2,379,059	$1,458,053	$1,296,949
Cost of sales	2,139,347	1,258,813	1,104,377

Gross profit	239,712	199,240	192,572
Operating, administrative and general	169,753	150,576	147,888
Interest expense	19,048	16,299	12,079
Equity in earnings of affiliates	31,863	8,190	2,321
Other income, net	21,731	13,914	4,386
Minority interest in net loss / (income) of subsidiary	1,356	—	—

Operating income	$105,861	$54,469	$39,312

Comparison of 2007 with 2006
Operating income for the Company was $105.9 million in 2007, an increase of $51.4 million over 2006. The 2007 net income of $68.8 million was $32.4 million higher than 2006. Basic earnings per share of $3.86 increased $1.59 from 2006 and diluted earnings per share of $3.75 increased $1.56 from 2006.
Grain & Ethanol Group

	2007	2006

Sales and merchandising revenues	$1,498,652	$791,207
Cost of sales	1,419,285	728,398

Gross profit	79,367	62,809
Operating, administrative and general	49,641	44,159
Interest expense	8,739	6,562
Equity in earnings of affiliates	31,870	8,183
Other income, net	11,721	7,684
Minority interest in net loss / (income) of subsidiary	1,356	—

Operating income	$65,934	$27,955

Operating results for the Grain & Ethanol Group increased $38.0 million, or 136%, over 2006. Sales of grain (corn, soybeans, wheat and oats) totaled $1,180.2 million in 2007, an increase of $442.9 million, or 60%, over the same period last year. The 2007 sales include $149.8 million in sales of corn to the ethanol LLCs in which the Company invests in. This compares to sales of $23.5 million in 2006. While the escalation in grain prices in 2007 contributed to the increase in grain sales with the average price per bushel sold increasing 33%, volumes also increased almost 20% and can be attributed primarily to the increased sales to the ethanol LLCs. Both the volume and price increases can be attributed to the increased demand for corn from the ethanol industry. Merchandising revenues increased $16.1 million, or 50% over 2006. Most of this increase came in space income through basis appreciation and storage income, as there were more wheat bushels in storage in 2007 than there were in 2006. Customer service fees earned for forward contracting also increased substantially. Sales of ethanol totaled $257.6 million for the year compared to just $17.5 million in 2006. Service fees earned for services provided to ethanol facilities, which include management fees, corn origination fees and ethanol and DDG marketing fees were $13.7 million in 2007, an increase of $9.5 million, as two of the facilities that the Company provides services for were fully operational for all or a portion of 2007. In 2006, only one facility was operational during the second half of the year.

Gross profit for the Group increased $16.6 million, or 26%, over 2006 due to the increases in space income and ethanol service fees mentioned previously. Gross profit on the $257.6 million of ethanol sold is limited to a small, per-gallon commission, which is included in the ethanol service fees.
Operating expenses for the Group increased $5.5 million, or 12%, over 2006. Approximately $1.8 million of this increase is the result of reserves taken against customer accounts receivable balances on undelivered commodity contracts. The remaining increase in operating expenses was due to a variety of factors including increased personnel costs, including labor and performance incentives.
Interest expense for the Group increased $2.2 million, or 33%, over 2006 as a result of higher interest rates, higher average borrowing to finance increased commodity values and margin call requirements.
Equity in earnings of affiliates increased $23.7 million, or 289%, over 2006. The Company earned $15.3 million from its investment in Lansing Trade Group LLC. Two of the ethanol entities that the Group invests in, The Andersons Albion Ethanol LLC (“TAAE”) and The Andersons Clymers Ethanol LLC (“TACE”), were in operations in 2007, one for the entire year, and one began production in early May. Income earned from those two entities was $11.2 million and $7.7 million, respectively. As an offset, the Group has an investment in an ethanol entity that was in the pre-production stage at December 31, 2007 and losses recognized on that investment were $2.0 million in 2007.
Other income increased $4.0 million over 2006 as a result of development fees earned in the first quarter of 2007 for the formation of an ethanol LLC.
Rail Group

	2007	2006

Sales and merchandising revenues	$129,932	$113,326
Cost of sales	92,892	75,509

Gross profit	37,040	37,817
Operating, administrative and general	12,661	11,968
Interest expense	5,912	6,817
Other income, net	1,038	511

Operating income	$19,505	$19,543

Operating results for the Rail Group decreased less than $0.1 million over the 2006 results. Leasing revenue increased $7.1 million, or 9%, over 2006 which is a direct result of the 8% increase in the Group’s fleet. While lease rates on new deals are down from last year, the lease rates on renewals are higher than the leases they are replacing which is also contributing to the increased income. Car sales have increased $9.3 million, or 43%, over 2006, all the increase of which occurred through non-recourse financings. Sales in the repair and fabrication shops increased only slightly at $0.2 million.
Gross profit for the Group decreased by $0.8 million, or 2%, over 2006. Gross profit in the leasing business declined $1.8 million, or 7%, as maintenance expense per car continues to be higher, on average, over the prior year. Gross profit on car sales increased $2.2 million over 2006, strictly as a result of the increased sales. Gross profit in the repair and fabrication shops suffered significantly in 2007 with a decrease of $1.2 million over 2006. This is due primarily to the product mix of sales within the fabrication business, with more lower margin activity occurring in 2007 and not as much rail component activity which has historically provided better margins.
Operating expenses for the Group increased $0.7 million, or 6% over 2006 and can be attributed mostly to increased stock compensation expense and self insured worker’s compensation expense.
Interest expense decreased $0.9 million, or 13%, as the Group continues to pay down its long term debt obligations.
Other income increased $0.5 million over 2006. A portion of this increase is income received from an investment in a rail trust acquired in the third quarter of 2007, which holds and leases railcars. This investment is accounted for under the cost method and income is recognized through other income as cash is received. The remaining increase in other income is the result of a business interruption settlement the Group received in the second quarter of 2007 from the loss of business as a result of Hurricane Katrina in 2005.
Plant Nutrient Group

	2007	2006

Sales and merchandising revenues	$466,458	$265,038
Cost of sales	415,856	240,915

Gross profit	50,602	24,123
Operating, administrative and general	22,652	19,023
Interest expense	1,804	2,828
Equity in earnings (loss) of affiliates	(7)	7
Other income, net	916	1,008

Operating income	$27,055	$3,287

Operating results for the Plant Nutrient Group increased $23.8 million, or 723%, over 2006. Sales for the Group increased $199.9 million due to both a 43% increase in volume and a 24% increase in the average price per ton sold. As mentioned previously, the significant increase in corn acres planted in 2007 created an increase in demand for nutrient products as corn requires more nutrients than other crops. Merchandising revenues for the Group increased $1.5 million due to increased storage and application income earned.
Gross profit for the Group increased $26.5 million, or 110%, over 2006 due to significantly improved margins, especially in the wholesale fertilizer business. Higher sales activity due to escalation in prices, good planting conditions and favorable inventory positioning can all be cited as reasons for the improved margins.
Operating expenses for the Group increased $3.6 million, or 19%, over 2006. The improved performance in 2007 led to higher performance incentives earned by the Group and the higher activity created additional labor, maintenance and repair needs.
Interest expense for the Group decreased $1.0 million, or 36%, over 2006 and relates primarily to higher interest rates and higher working capital needs.
Turf & Specialty Group

	2007	2006

Sales and merchandising revenues	$103,530	$111,284
Cost of sales	83,792	89,556

Gross profit	19,738	21,728
Operating, administrative and general	18,606	18,042
Interest expense	1,475	1,555
Other income, net	438	1,115

Operating income	$95	$3,246

Operating results for the Turf & Specialty Group decreased $3.2 million, or 97%, over 2006. Sales in the lawn fertilizer business decreased $8.3 million, or 9%, from 2006 primarily in the consumer and industrial lines. Decreasing volumes and, to a lesser extent, a decrease in the average price per ton sold, have caused this decrease year over year. On the professional side, sales decreased only slightly for the year with a decrease of $1.0 million, or just under 2%. Poor weather conditions during the summer months caused less application and therefore lower demand. In the cob business, sales increased $0.6 million, or 4%, over 2006. This can be attributed to both increased volumes and increases in the price per ton sold.
Gross profit for the Group decreased $2.0 million, or 9%, over 2006. In the lawn fertilizer business, all the decrease can be attributed to the lower sales within the consumer and industrial line. Gross margin in this line of business remained relatively flat year over year. In the cob business, gross profit decreased $0.5 million, or 14%, due to a cob shortage during the first half of the year which required the Group to purchase processed cobs from a third party at higher costs. As mentioned previously, the cob harvest at the end of 2007 was much better than the previous year and is expected to contribute to improved results in 2008 as the need to outsource processed cobs will be less.
Both operating expenses and interest expense experienced only slight changes over the prior year. A majority of the decrease in other income is the result of a non-recurring gain in 2006 from an insurance settlement received for one of its cob tanks that had previously been destroyed in a fire.
Retail Group

	2007	2006

Sales and merchandising revenues	$180,487	$177,198
Cost of sales	127,522	124,435

Gross profit	52,965	52,763
Operating, administrative and general	52,791	49,231
Interest expense	875	1,245
Other income, net	840	865

Operating income	$139	$3,152

Operating results for the Retail Group decreased $3.0 million, or 96%, over 2006. Total sales increased slightly for the year however same store sales decreased nearly 1.5%. A weak Christmas selling season and overall economic conditions contributed to these results.
Total gross profit for the Group increased $0.2 million, or less than 1%, from 2006. Margins decreased nearly 1.5% due to a combination of mark-downs and the mix of products sold.
Operating expenses for the Group increased $3.6 million, or 7%, over 2006. A large portion of this increase, $1.9 million, is a result of the write-down of certain Retail Group assets that were determined to be impaired. The remaining increase in operating expenses can be attributed to pre-opening and operating costs of the Group’s new food market.
The reduction in interest expense for the Group relates primarily to a change in the amount of Corporate interest allocated to the Group.
Other

	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	13,402	8,153
Interest expense (income)	243	(2,708)
Other income, net	6,778	2,731

Operating (loss)	$(6,867)	$(2,714)

Net Corporate operating expense not allocated to business segments increased $5.2 million, or 64%, from 2006 due primarily to an increase in charitable contributions of $4.0 million. Because of the significant increase in the Company’s income over 2006, contributions increased significantly. The Company also saw increases in stock compensation and performance incentives for corporate office employees.
The change in interest expense (credit) is due to a change in the allocation of certain float benefits that are now passed back the business segments.
Other income increased primarily due to realized gains on available-for-sale securities that were donated to various charities as part of the Company’s charitable giving. A majority of this gain was offset by charitable giving expense included above.

As a result of the operating performances noted above, pretax income of $105.9 million for 2007 was 94% higher than the pretax income of $54.5 million in 2006. Income tax expense of $37.1 million was recorded in 2007 at an effective rate of 35% which is an increase from the 2006 effective rate of 33%. In 2006, the Company benefited from a credit available to small ethanol producers due to its investment in TAAE. The Company did not benefit from this credit in 2007.
Comparison of 2006 with 2005
Operating income for the Company was $54.5 million in 2006, an increase of $15.2 million over 2005. The 2006 net income of $36.3 million was $10.3 million higher than 2005. Basic earnings per share of $2.27 increased $0.51 from 2005 and diluted earnings per share of $2.19 increased $0.50 from 2005.
Grain & Ethanol Group

	2006	2005

Sales and merchandising revenues	$791,207	$628,255
Cost of sales	728,398	577,799

Gross profit	62,809	50,456
Operating, administrative and general	44,159	36,905
Interest expense	6,562	3,818
Equity in earnings of affiliates	8,182	2,318
Other income, net	7,685	572

Operating income	$27,955	$12,623

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
Operating, administrative and general expenses increased $7.3 million. A majority of the increase is due to the growth of the Group; however, other notable items include a $1.3 million increase in performance incentives and stock compensation expense due to improved performance and the adoption of SFAS 123(R) and a $0.4 million increase in insurance expense due to increased premiums imposed as a result of the fire and explosion at one of the Group’s grain storage and loading facilities that occurred in July 2005. Outside professional services were also up $1.2 million over 2005 which primarily related to growth in ethanol. Interest expense increased $2.7 million mostly due to higher short-term interest rates and higher inventory values and margin deposits.
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
Rail Group

	2006	2005

Sales and merchandising revenues	$113,326	$92,009
Cost of sales	75,509	54,599

Gross profit	37,817	37,410
Operating, administrative and general	11,968	10,383
Interest expense	6,817	4,847
Other income, net	511	642

Operating income	$19,543	$22,822

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
Sales in the railcar repair and fabrication shops increased $5.3 million, over half of which is due to the addition of the repair shop in Mississippi and the added work as a result of hurricane Katrina. The remaining increase is due to the two new product lines which were added in the second half of 2005 and contributed a full year of sales in 2006. Gross profit for the repair and fabrication shops increased $2.2 million with increases experienced at all of the Group’s shops.
Operating, administrative and general expenses for the Group increased $1.6 million. A large portion of the increase can be attributed to the two new product lines and the addition of the Mississippi repair shop, both of which occurred in the second half of 2005. Stock compensation expense for this group increased $0.2 million due to the SFAS 123(R) implementation. Interest expense increased $2.0 million due to both increases in debt to finance purchases of railcars and increased interest rates.
Plant Nutrient Group

	2006	2005

Sales and merchandising revenues	$265,038	$271,371
Cost of sales	240,915	238,597

Gross profit	24,123	32,774
Operating, administrative and general	19,023	21,564
Interest expense	2,828	1,955
Equity in earnings of affiliates	7	3
Other income, net	1,008	1,093

Operating income	$3,287	$10,351

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
Turf & Specialty Group

	2006	2005

Sales and merchandising revenues	$111,284	$122,561
Cost of sales	89,556	103,673

Gross profit	21,728	18,888
Operating, administrative and general	18,042	20,884
Interest expense	1,555	1,637
Other income, net	1,115	589

Operating income (loss)	$3,246	$(3,044)

Operating income for the Turf & Specialty Group increased $6.3 million over the 2005 operating loss. While sales in the lawn business decreased $12.6 million, gross profit increased $1.7 million. This improvement can be attributed to restructuring efforts initiated in the third quarter of 2005. Gross profit per ton in the lawn business increased 28% in 2006. In the cob business, restructuring efforts also contributed to improved 2006 results. Changes in product mix have caused sales to increase by $1.3 million and gross profit to increase by $1.2 million. Sales per ton increased 22% and gross profit per ton increased 57% in 2006.
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
Retail Group

	2006	2005

Sales and merchandising revenues	$177,198	$182,753
Cost of sales	124,435	129,709

Gross profit	52,763	53,044
Operating, administrative and general	49,231	49,636
Interest expense	1,245	1,133
Other income, net	865	646

Operating income	$3,152	$2,921

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
Other

	2006	2005

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	8,153	8,516
Interest expense	(2,708)	(1,311)
Other income, net	2,731	844

Operating (loss)	$(2,714)	$(6,361)

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
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $164.3 million in 2007 compared to a use of cash in 2006 of $62.9 million. The significant increase in cash used in 2007 relates primarily to the escalation in commodity prices, including grain and fertilizer, and its impact on the Company’s working capital. The value of the Company’s grain inventory and net commodity contract position increased significantly in 2007 along with the required margin deposits to support those contracts. Short-term borrowings used to fund these margin calls and other Company operations increased $170.5 million from December 31, 2006. Net working capital at December 31, 2007 was $177.7 million, an increase of $15.6 million from December 31, 2006.
Undistributed earnings of unconsolidated affiliates increased $19.2 million over 2006 and resulted from the performance of the Company’s investments in Lansing Trade Group, LLC, The Andersons Albion Ethanol LLC and The Andersons Clymers Ethanol LLC. The Company expects to receive a cash distribution from each of these investments in 2008.
The Company made income tax payments of $24.1 million in 2007.
Investing Activities
Total capital spending for 2007 on property, plant and equipment was $20.3 million, which includes $6.9 million in the Plant Nutrient Group, $4.1 million in the Grain & Ethanol Group, $3.9 million in the Retail Group, $3.3 million in the Turf & Specialty Group, $0.6 million in the Rail Group and $1.5 million in Corporate purchases.

In addition to spending on conventional property, plant and equipment, the Company spent $56.0 million in 2007 for the purchase of railcars and capitalized modifications on railcars for use in its Rail Group and sold or financed $47.3 million of railcars during 2007.
The Company increased its investments in affiliates by $36.2 million in 2007. This includes a $10.0 million additional investment in Lansing Trade Group LLC, bringing the Company’s ownership interest to 42%. The Company also invested an additional $26.2 million in The Andersons Marathon Ethanol LLC as a result of additional equity calls to complete the construction of its ethanol plant.
The Company expects to spend approximately $53 million in 2008 on conventional property, plant and equipment and an additional $75 million for the purchase and capitalized modifications of railcars with related sales or financings of $55 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily consisting of inventories, margin calls on commodity contracts and accounts receivable. In November 2002, the Company entered into a borrowing arrangement with a syndicate of banks which was most recently amended in May 2007. This borrowing arrangement provides the Company with a $300 million short-term line of credit and an additional $50 million in a three-year line of credit. In addition, the agreements include a flex line allowing the Company to increase the available short-term line by $250 million and the long-term line by $150 million. The Company had drawn $245.5 million on its short-term line of credit at December 31, 2007 and $50.0 million on its long-term line. Peak borrowing on the line of credit during 2007 (both short-term and long-term) was $321.5 million on December 28, 2007. As of January 31, 2008, the Company had accessed the flex line and the balance on the short-term line of credit was $398.7 million. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. With the unprecedented rise in commodity prices, the Company has seen a substantial increase in cash needs and expects this trend to continue.
The Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt. In addition, periods of high grain prices and / or unfavorable market conditions could require the Company to make additional margin deposits on its CBOT futures contracts. Conversely, in periods of declining prices, the Company receives a return of cash. On February 25, 2008, the Company entered into a $100 million short-term loan which is due April 28, 2008. In addition, the Company is currently in the process of negotiating a $220 million long-term note to further finance working capital needs. The marketability of the Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.
A quarterly cash dividend of $0.0425 was paid in the first quarter of 2006, a dividend of $0.045 was paid in second through fourth quarters of 2006, a dividend of $0.0475 was paid in the first through third quarters of 2007 and a dividend of $0.0775 was paid in the last quarter of 2007 and the first quarter of 2008. During 2007, the Company issued approximately 297,000 shares to employees and directors under its share compensation plans.
Certain of the Company’s long-term borrowings include provisions that impose minimum levels of working capital and equity and impose limitations on additional debt. The Company was in compliance with all of these provisions at December 31, 2007. In addition, certain of the Company’s long-term borrowings are secured by first mortgages on various facilities or are collateralized by railcar assets.
In February 2007, the Company sold 34% of its 50% interest in The Andersons Marathon Ethanol LLC to a third party for $13.7 million.

Contractual Obligations
Future payments due under contractual obligations at December 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Less than			After 5
(in thousands)	1 year	1-3 years	3-5 years	years	Total

Long-term debt (a)	$9,924	$78,990	$23,288	$30,917	$143,119
Long-term debt non-recourse (a)	13,722	27,240	12,506	16,531	69,999
Interest obligations	12,140	13,671	7,394	4,990	38,195
Uncertain tax positions	538	925	—	—	1,463
Capital lease obligations	172	—	—	—	172
Operating leases (b)	26,715	47,331	31,906	27,721	133,673
Purchase commitments (c)	1,238,715	230,193	2,714	—	1,471,622
Other long-term liabilities (d)	6,086	2,339	2,536	6,821	17,782

Total contractual cash obligations	$1,308,012	$400,689	$80,344	$86,980	$1,876,025

(a)	The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

(b)	Approximately 86% of the operating lease commitments above relate to 8,235 railcars and 17 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.

(c)	Includes the value of purchase obligations in the Company’s operating units, including $885 million for the purchase of grain from producers and $503 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See narrative description of business for the Grain & Ethanol Group in Item 1 of this Annual Report on Form 10-K for further discussion.

(d)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2008 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2012 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2008 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $9.0 million at December 31, 2007, of which $8.2 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.
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

The following table describes the railcar and locomotive positions at December 31, 2007.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	105
Owned-railcar assets leased to others	On balance sheet — non-current	12,038
Railcars leased from financial intermediaries	Off balance sheet	8,235
Railcars — non-recourse arrangements	Off balance sheet	2,286

Total Railcars		22,664

Locomotive assets leased to others	On balance sheet — non-current	25
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives — non-recourse arrangements	Off balance sheet	39

Total Locomotives		81

In addition, the Company manages approximately 590 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $114.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding twelve years. The majority of these railcars have been leased to customers at December 31, 2007 over similar terms. The Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk. Refer to Note 10 to the Company’s consolidated financial statements for more information on the Company’s leasing activities.
Critical Accounting Estimates
The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s assets and liabilities as well as the recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Certain of the Company’s accounting estimates are considered critical, as they are important to the depiction of the Company’s financial statements and/or require significant or complex judgment by management. There are other items within our financial statements that require estimation, however, they are not deemed critical as defined above. Note 1 to the consolidated financial statements in item 8 describes our significant accounting policies which should be read in conjunction with our critical accounting estimates.
Grain Inventories and Commodity Derivative Contracts
The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter ethanol contracts, and exchange-traded futures and options contracts. The grain inventories are freely traded, have quoted market prices, and may be sold without significant additional processing. Commodity derivative contracts represent forward purchase and sale contracts and both exchange traded and over-the-counter contracts. Management estimates market value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. Unprecedented market conditions in the grain industry have led to increases in the risk of non-performance by the counterparties. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. Changes in market value are recorded as a component of sales and merchandising revenues in the statement of income. If management used different methods or factors to estimate market value, amounts reported as inventories, commodity derivative assets and liabilities and sales and merchandising revenues could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, commodity derivative assets and liabilities and sales and merchandising revenues could differ.

Because the Company marks to market inventories and sales commitments, gross profit on a grain or ethanol sale transaction is recognized when a contract for sale of the grain is executed. The related revenue is recognized upon shipment of the grain or ethanol, at which time title transfers and customer acceptance occurs.
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
Stock Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) using the Black-Scholes method of valuation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used were to change significantly, or if a different valuation model were used, stock-based compensation expense may differ materially from that recorded in the current period.

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
Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in fixed price purchase and sale commitments for grain and grain held in inventory, the Company enters into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent a risk that cannot be directly offset. The Company’s accounting policy for its futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

	December 31,
(in thousands)	2007	2006

Net long position	$5	$1,793
Market risk	1	179
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

	December 31,
(in thousands)	2007	2006

Fair value of long-term debt and interest rate contracts	$211,661	$178,082
Fair value in excess of (less than) carrying value	(2,795)	(3,729)
Market risk	3,339	4,412
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
of The Andersons, Inc.:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toledo, Ohio February 28, 2008

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per common share data)	2007	2006	2005

Sales and merchandising revenues	$2,379,059	$1,458,053	$1,296,949
Cost of sales and merchandising revenues	2,139,347	1,258,813	1,104,377

Gross profit	239,712	199,240	192,572

Operating, administrative and general expenses	169,753	150,576	147,888
Interest expense	19,048	16,299	12,079
Other income / gains:
Equity in earnings of affiliates	31,863	8,190	2,321
Other income — net	21,731	13,914	4,386
Minority interest in loss of subsidiaries	1,356	—	—

Income before income taxes	105,861	54,469	39,312
Income tax provision	37,077	18,122	13,225

Net income	$68,784	$36,347	$26,087

Per common share:
Basic earnings	$3.86	$2.27	$1.76

Diluted earnings	$3.75	$2.19	$1.69

Dividends paid	$0.220	$0.178	$0.165

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$22,300	$23,398
Restricted cash	3,726	3,801
Accounts and notes receivable, less allowance for doubtful accounts of $4,545 in 2007; $2,404 in 2006	106,257	87,698
Margin deposits, net	30,467	15,273
Inventories	502,904	296,457
Commodity derivative assets — current	205,956	85,338
Railcars available for sale	1,769	5,576
Deferred income taxes	2,936	967
Prepaid expenses and other current assets	38,576	26,782

Total current assets	914,891	545,290
Other assets:
Pension asset	10,714	445
Commodity derivative assets — noncurrent	29,458	20,862
Other assets	7,892	12,810
Investments in and advances to affiliates	118,912	59,080

	166,976	93,197
Railcar assets leased to others, net	153,235	145,059
Property, plant and equipment, net	99,886	95,502

	$1,334,988	$879,048

Liabilities and Shareholders’ equity
Current liabilities:
Short-term line of credit	$245,500	$75,000
Accounts payable for grain	153,479	95,915
Other accounts payable	115,016	81,610
Customer prepayments and deferred revenue	38,735	32,919
Commodity derivative liabilities — current	122,488	43,173
Accrued expenses	38,176	31,065
Current maturities of long-term debt — non-recourse	13,722	13,371
Current maturities of long-term debt	10,096	10,160

Total current liabilities	737,212	383,213
Deferred income and other long-term liabilities	6,172	3,940
Commodity derivative liabilities — noncurrent	2,090	26,531
Employee benefit plan obligations	18,705	21,200
Long-term debt — non-recourse, less current maturities	56,277	71,624
Long-term debt, less current maturities	133,195	86,238
Deferred income taxes	24,754	16,127

Total liabilities	978,405	608,873

Minority interest in subsidiary	12,219	—

Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized; 19,198 shares issued	96	96
Preferred shares, without par value, 1,000 shares authorized; none issued	—	—
Additional paid-in capital	168,286	159,941
Treasury shares, at cost (1,195 in 2007; 1,492 in 2006)	(16,670)	(16,053)
Accumulated other comprehensive loss	(7,197)	(9,735)
Retained earnings	199,849	135,926

	344,364	270,175

	$1,334,988	$879,048

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2007	2006	2005

Operating activities
Net income	$68,784	$36,347	$26,087
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,253	24,737	22,888
Minority interest in loss of subsidiaries	(1,356)	—	—
Unremitted earnings of affiliates	(23,583)	(4,340)	(443)
Realized and unrealized gains on railcars and related leases	(8,103)	(5,887)	(7,682)
Excess tax benefit from share-based payment arrangement	(5,399)	(5,921)	—
Deferred income taxes	5,274	7,371	1,964
Stock based compensation expense	4,374	2,891	524
Gain on donation of equity securities	(4,773)	—	—
Asset impairment	1,926
Other	(192)	(921)	423
Changes in operating assets and liabilities:
Accounts and notes receivable	(18,559)	(13,219)	(9,977)
Inventories	(206,447)	(41,307)	2,780
Commodity derivatives and margin deposits	(89,534)	(57,258)	763
Prepaid expenses and other assets	(12,849)	(5,348)	(4,647)
Accounts payable for grain	57,564	14,970	(6,377)
Other accounts payable and accrued expenses	42,286	(15,018)	11,577

Net cash (used in) provided by operating activities	(164,334)	(62,903)	37,880
Investing activities
Purchases of property, plant and equipment	(20,346)	(16,031)	(11,927)
Purchases of railcars	(56,014)	(85,855)	(98,880)
Proceeds from sale or financing of railcars and related leases	47,263	65,212	69,070
Proceeds from sale of property, plant and equipment and other	1,749	1,775	(1,746)
Investment in affiliates	(36,249)	(34,255)	(16,005)

Net cash used in investing activities	(63,597)	(69,154)	(59,488)
Financing activities
Net increase in short-term borrowings	170,500	62,600	300
Proceeds from offering of common shares	—	81,607	—
Proceeds received from minority interest	13,673	—	—
Proceeds from issuance of long-term debt	56,892	15,845	2,717
Proceeds from issuance of non-recourse, securitized long-term debt	835	2,001	46,566
Payments of long-term debt	(9,999)	(8,687)	(9,286)
Payments of non-recourse, securitized long-term debt	(15,831)	(25,361)	(12,617)
Change in overdrafts	5,939	8,620	887
Payment of debt issuance costs	—	(52)	(268)
Proceeds from sale of treasury shares under stock compensation plans	3,354	1,893	1,199
Excess tax benefit from share-based payment arrangement	5,399	5,921	—
Dividends paid	(3,929)	(2,808)	(2,453)

Net cash provided by financing activities	226,833	141,579	27,045

Increase (decrease) in cash and cash equivalents	(1,098)	9,522	5,437
Cash and cash equivalents at beginning of year	23,398	13,876	8,439

Cash and cash equivalents at end of year	$22,300	$23,398	$13,876

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balances at January 1, 2005	$84	$67,960	$(12,654)	$(397)	$(119)	$79,002	$133,876

Net income						26,087	26,087
Other comprehensive income:
Minimum pension liability (net of $61 income tax)				(106)			(106)
Cash flow hedge activity				48			48

Comprehensive income							26,029
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,569 (336 shares)		2,161	(541)		(421)		1,199
Amortization of unearned compensation					281		281
Dividends declared ($0.1675 per common share)						(2,502)	(2,502)

Balances at December 31, 2005	84	70,121	(13,195)	(455)	(259)	102,587	158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of $8 income tax)				13			13
Cash flow hedge activity				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($0.1825 per common share)						(3,008)	(3,008)

Balances at December 31, 2006	96	159,941	(16,053)	(9,735)	—	135,926	270,175

Net income						68,784	68,784
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281			5,281
Cash flow hedge activity				(254)			(254)
Unrealized gains on investment (net of income tax of $305)				519			519
Disposal of equity securities (net of income tax of $1,766)				(3,008)			(3,008)

Comprehensive income							71,322
Impact of adoption of FIN 48						(383)	(383)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)				7,728
Dividends declared ($0.25 per common share)						(4,478)	(4,478)

Balances at December 31, 2007	$96	$168,286	$(16,670)	$(7,197)	$—	$199,849	$344,364

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its majority owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
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
Newly Adopted Accounting Standards
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for the right to reclaim cash collateral or obligation to return cash collateral against the fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. FSP FIN 39-1 would be required to be adopted by the Company beginning in 2008; however, the Company elected to adopt this presentation in the second quarter of 2007 as permitted by FSP FIN 39-1. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP FIN 39-1 and consistent with the balance sheets presented herein, the Company nets its futures and over-the-counter positions against the cash collateral provided by customer. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At December 31, 2007 and 2006, $117.1 million and $33.8 million, respectively, of margin deposits have been offset by net futures positions. At December 31, 2007, $24.5 million of net over-the-counter positions were offset by $11.7 million of cash collateral and included in other accounts payable.
Financial Statement Revision
In the second quarter of 2007, the Company determined that it should revise its classification of all forward purchase and sale contracts for commodities. Historically, the Company had recorded its net position in these commodity contracts on the balance sheet within inventory. Although this presentation had been disclosed in the Company’s significant accounting policies, the Company has revised its presentation to show the commodity contracts in separate line items on the consolidated balance sheet and display a gross position rather than a net position. As the Company’s forward, futures and over-the-counter contracts are considered economic hedges of inventory; the cash flows from these derivatives will remain as a part of cash flows from operating activities, although for disclosure purposes the gross, rather than net, effects of cash flows from these contracts will be reflected in the Company’s consolidated statements of cash flows. The Company has concluded that the effect of historically reflecting these contracts on a net, rather than gross, basis did not materially misstate any previously issued consolidated balance sheets or consolidated statement of cash flows. However, the Company has elected to revise prior period comparative information presented herein in order to present such information on a basis consistent with the separate line item disclosure described above. A summary of the effects of these revisions are in the following table. The revisions have no effect on net income, statement of cash flow or shareholders’ equity as previously reported.

	Consolidated Balance Sheet
	At December 31, 2006
(in thousands)	As Reported	As Revised

Margin deposits, net	$49,121	$15,273
Inventories	299,105	296,457
Commodity derivative assets — current	—	85,338
Total current assets	496,448	545,290
Commodity derivative assets — non-current	—	20,862
Total assets	809,344	879,048
Commodity derivative liabilities — current	—	43,173
Total current liabilities	340,040	383,213
Commodity derivative liability — non-current	—	26,531
Total liabilities	539,169	608,873
In addition, in the fourth quarter of 2007, the Company discovered that certain costs within the Rail Group were erroneously recorded in cost of sales rather than in operating, administrative and general expense. These amounts have been reclassified to the proper income statement lines and prior periods have been revised to conform to the current presentation. These reclassifications are not considered material and had no effect on the balance sheet, net income, statement of cash flows or shareholders’ equity as previously presented.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments with an initial maturity of three months or less. The carrying values of these assets approximate their fair values.
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

Inventories and Commodity Derivatives
The Company’s operating results can be affected by changes to commodity prices. To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures and options contracts as well as over-the-counter contracts for ethanol, corn, soybeans, wheat and oats. All of these contracts are considered derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company records these commodity contracts on the balance sheet as assets or liabilities as appropriate, and accounts for them using a daily mark-to-market method, the same method it uses to value grain inventory. Management estimates market value based on exchange-quoted prices, adjusted for differences in local markets and counter-party non-performance risk. Company policy limits the Company’s “unhedged” grain position. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards.
All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method.
Marketing Agreement
The Company has negotiated a marketing agreement that covers certain of its grain facilities (some of which are leased from Cargill). Under this five-year amended and restated agreement (ending in May 2008), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared 50/50 with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill (if required) at each contract year end. The Company recognizes its share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula.” The Company expects to begin negotiations on a new agreement before the current agreement ends.
Derivatives — Interest Rate Contracts
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has recorded a long-term interest rate swap in other long-term liabilities and accounts for it as a cash flow hedge; accordingly, changes in the fair value of the instrument is recognized in other comprehensive income. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, the Company does not designate or account for other open interest rate contracts as hedges. These interest rate contracts are recorded on the balance sheet in prepaid expenses and other assets or current and long-term liabilities and changes in market value are recognized currently in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is immediately recorded as interest expense. The deferred derivative gains and losses on closed treasury rate locks and the changes in fair value of the interest rate corridors are reclassified into income over the term of the underlying hedged items, which are either long-term debt or lease contracts.
Equity Securities
In 2007, the Company donated its $4.9 million of available-for-sale equity securities it held on its balance sheet to a charitable foundation. These donations resulted in a realized gain of $4.8 million for 2007, which was recognized in other income.

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
Deferred Debt Issue Costs
Costs associated with the issuance of long-term debt are capitalized. These costs are amortized using an interest-method equivalent over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, if any. Capitalized costs associated with the short-term syndication agreement are amortized over the term of the syndication.
Intangible Assets and Goodwill
Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years; patents — 17 years) on the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to annual impairment tests, or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill.
Impairment of Long-lived Assets
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the asset. If such assets are considered to be impaired, the Company recognizes impairment expense for the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the fourth quarter of 2007, and as a result of the Company’s review of the performance of certain retail store assets, the Company determined that certain assets within the Retail Group were impaired, and as a result, a pre-tax impairment charge of $1.9 million was recorded in operating, administrative and general expenses. This represents less than 2% of pretax income for the Company. Fair value was estimated through market price comparisons for similar assets.

Accounts Payable for Grain
Accounts payable for grain includes the liability for grain purchases on which price has not been established (delayed price). This amount has been computed on the basis of market prices at the balance sheet date, adjusted for the applicable premium or discount.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 and 2007 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006 that were not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Deferred Compensation Liability
Included in accrued expenses are $5.7 million and $5.1 million at December 31, 2007 and 2006, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s qualified defined contribution plan. Assets funding this plan are marked to market and are equal to the value of this liability. This plan has no impact on income.
Revenue Recognition
Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain and ethanol operations, gross profit on grain and ethanol sales are recognized when sales contracts are executed. Sales of grain and ethanol are then recognized at the time of shipment when title transfers to the customer. Revenues from other grain and ethanol merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales of railcars to financial intermediaries on a non-recourse basis are recognized as revenue on the date of sale if there is no leaseback or the operating lease is assigned to the buyer, non-recourse to the Company. Sales for these transactions totaled $22.3 million, $13.0 million and $8.9 million in 2007, 2006 and 2005, respectively. Revenue on operating leases (where the Company is the lessor) and on servicing and maintenance contracts in non-recourse transactions is recognized over the term of the lease or service contract.
Certain of the Company’s operations provide for customer billings, deposits or prepayments for product that is stored at the Company’s facilities. The sales and gross profit related to these transactions is not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled “Customer prepayments and deferred revenue.”
Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues. In all cases, revenues are recognized only if collectibility is reasonably assured.
Lease Accounting
The Company accounts for its leases under FASB Statement No. 13 as amended, “Accounting for Leases,” and related pronouncements.

The Company’s Rail Group leases railcars and locomotives to customers, manages railcars for third parties and leases railcars for internal use. The Company is an operating lessor of railcars that are owned by the Company, or leased by the Company from financial intermediaries. The leases from financial intermediaries are generally structured as sale-leaseback transactions. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. Certain of the Company’s leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Revenues recognized under per diem arrangements totaled $10.3 million, $11.5 million and $10.5 million, in 2007, 2006 and 2005, respectively. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.
The Company periodically enters into leases with Rail Group customers that are classified as direct financing capital leases. Although lease terms are not significantly different from other operating leases that the Company maintains with its railcar customers, they qualify as capital leases. For these leases, the minimum lease payments, net of unearned income is included in accounts receivable for the amount to be received within one year and the remainder in other assets. In 2006, the Company entered into a direct financing lease and at December 31, 2007 and 2006, the present value of minimum lease payments receivable was $2.4 million and $2.6 million, respectively, with unearned income of $1.4 million and $1.5 million, respectively.
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
Accumulated Other Comprehensive Income
The balance in accumulated other comprehensive income at December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006

Unrecognized actuarial loss and prior service costs	$(6,534)	$(11,814)
Cash flow hedges	(663)	(409)
Unrealized gains on investments	—	2,488

	$(7,197)	$(9,735)

Research and Development
Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty and Plant Nutrient Groups. The Company expended approximately $0.6 million, $0.5 million and $0.6 million on research and development activities during 2007, 2006 and 2005, respectively.
Advertising
Advertising costs are expensed as incurred. Advertising expense of $4.4 million, $3.8 million and $3.9 million in 2007, 2006, and 2005, respectively, is included in operating, administrative and general expenses.

Earnings per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, restricted shares and performance share units.

	Year ended December 31,
(in thousands)	2007	2006	2005

Weighted average shares outstanding — basic	17,833	16,007	14,842
Unvested restricted shares and shares contingently issuable upon exercise of options	493	559	568

Weighted average shares outstanding — diluted	18,326	16,566	15,410

Diluted earnings per share for the years ended December 31, 2006 and 2005 excludes the impact of approximately two hundred and two thousand employee stock options, respectively, as such options were antidilutive. There were no antidilutive equity instruments at December 31, 2007.
New Accounting Standards
On September 15, 2006 the FASB released Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company’s annual period beginning January 1, 2008. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently assessing the impact on the financial statements of the application of SFAS 157 and believes the impact of adoption will not be material and will be substantially limited to enhanced disclosures in the notes to the Company’s financial statements.
In February 2007, the FASB released Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s annual period beginning January 1, 2008. The Company is currently assessing the impact on the financial statements of the application of SFAS 159.
In December 2007, the FASB released Statement No. 141(revised 2007) (“SFAS 141(R)), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer:
•	Recognizes and measures the identifiable assets, the liabilities assumed and any noncontrolling interest in the acquiree.

•	Recognizes and measures the goodwill acquired in the business combination or gain from a bargain purchase.

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
SFAS 141(R) is effective for the Company’s annual period beginning January 1, 2009. The Company will be impacted by the application of SFAS 141(R) for any business combinations closing after December 31, 2008.
In December 2007, the FASB released Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires, among other things, the following:
•	The noncontrolling interest in a subsidiary to be presented within equity, separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the income statement.

•	Changes in the parent’s ownership interest to be recorded as equity transactions.

•	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value.

•	Enhanced disclosures.
SFAS 160 is effective for the Company’s annual period beginning January 1, 2009. The Company will be impacted by the presentation and disclosure requirements beginning January 1, 2009 and for any additional non-controlling interests it acquires or disposes of after December 31, 2008.
On September 29, 2006 the FASB released Statement No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan in its statement of financial position, to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and to disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 was effective for the Company as of the end of 2006.
2. Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
Each of the operating ethanol LLCs for which the Company holds investments in, has a marketing agreement with the Company under which the Company buys ethanol produced and markets it to external customers. Substantially all of the Company’s ethanol purchases from the LLCs and sales to external parties are done through forward contracts on matching terms and, therefore, the Company does not recognize any gross profit on these sales transactions. As compensation for these marketing services, the Company earns a commission on each gallon of ethanol sold. For the year ended December 31, 2007, sales made by the Company under this arrangement were $257.6 million. The Company’s total ethanol sales include direct ship sales made on behalf of the Company’s ethanol joint ventures. These are sales of ethanol purchased from unaffiliated third party producers and traded. Prior to 2007, sales of ethanol from the single operating ethanol joint venture were made directly to third parties.
In January 2003, the Company invested $1.2 million in Lansing Trade Group LLC for a 15% interest. Lansing Trade Group LLC, was formed in 2002 and focuses on trading commodity contracts and trading related to the energy industry. Since the initial investment, the Company has contributed an additional $14.0 million and now holds a 42% interest. The Company expects to exercise its option to increase its ownership percentage in 2008 to 47%.
The following table presents summarized financial information of this investment as it qualifies as a significant subsidiary.

	December 31,
(in thousands)	2007	2006	2005

Sales	$3,584,134	$1,769,163	$878,111
Gross profit	68,863	42,973	22,455
Income from continuing operations	35,917	18,751	8,371
Net Income	35,917	18,751	8,371

Current assets	675,274	349,470
Non-current assets	27,372	21,564
Current liabilities	455,433	281,380
Non-current liabilities	178,953	62,358
Minority interest	7,534	6,327

In 2005, the Company invested $13.1 million for a 44% interest in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-product distillers dried grains (“DDG”). TAAE began producing ethanol in the third quarter of 2006. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Albion, Michigan grain facility to TAAE.
In February 2007, the Company exchanged its ownership interest in Iroquois Bio-Energy Company with a third party for an equal, additional interest in TAAE. The Company now holds a 49% interest in TAAE.
The following table presents summarized financial information of this investment as it qualifies as a significant subsidiary.

	December 31,
(in thousands)	2007	2006	2005

Sales	$137,642	$43,618	$—
Gross profit	29,022	9,166	285
Income from continuing operations	23,897	5,055	(299)
Net Income	23,863	5,005	(299)

Current assets	22,129	27,221
Non-current assets	69,380	75,713
Current liabilities	12,125	16,217
Non-current liabilities	22,195	48,335
In 2006, the Company invested $20.4 million for a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”). TACE began producing ethanol at its 110 million gallon-per-year ethanol production facility in May 2007. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Clymers, Indiana grain facility to TACE.
In 2006, the Company invested $11.4 million for a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) which is constructing a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. The Company will operate the Greenville, Ohio ethanol facility under a management contract and provide corn origination, ethanol and DDG marketing and risk management services for which it will be separately compensated. In January 2007, the Company invested an additional $7.1 million in TAME and in February, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company. In 2007, the Company, invested an additional $5.6 million in TAEI.
The following table summarizes income earned from the Company’s equity method investees by entity.

	% ownership	December 31,
(in thousands)	(direct and indirect)	2007	2006	2005

The Andersons Albion Ethanol LLC	49%	$11,228	$2,525	$(128)
The Andersons Clymers Ethanol LLC	37%	7,744	(803)	—
The Andersons Marathon Ethanol LLC	50%	(1,950)	(170)	—
Lansing Trade Group LLC	42%	15,258	6,771	2,433
Other	23% - 33%	(417)	(133)	16

Total		$31,863	$8,190	$2,321

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2007	2006	2005

Sales and revenues from services	$290,423	$53,727	$20,274
Purchases of product	248,375	20,009	563
Lease income	4,884	1,726	846
Labor and benefits reimbursement (a)	6,358	1,817	—
Accounts receivable at December 31 (b)	8,985	2,259	595
Accounts payable at December 31 (b)	7,607	—	—

(a)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(b)	Payment terms on related party accounts receivable and accounts payable are comparable to terms of non-related parties.
3. Equity
On June 28, 2006, the Company effected a two-for-one stock split to shares outstanding as of June 1, 2006. All share and per share information has been retroactively adjusted to reflect the stock split.
On August 22, 2006 the Company’s registration statement filed on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission became effective. Pursuant to the Registration Statement, the Company issued approximately 2.3 million shares of common stock and received a net amount of $81.6 million in proceeds which have been used for investments in the ethanol industry, including additional plants, investments in additional railcar assets and for general corporate purposes.
4. Insurance Recoveries
On July 1, 2005, two explosions and a resulting fire occurred in a grain storage and loading facility operated by the Company and located on the Maumee River in Toledo, Ohio. There were no injuries; however, a portion of the grain at the facility was destroyed along with damage to a portion of the storage capacity and the conveyor systems. The facility, although leased, was insured by the Company for full replacement cost as the Company is responsible for the complete repair of the facility under the terms of the lease agreement. The Company also carried insurance on inventories and business interruption with a total deductible of $0.25 million. As of December 31, 2007, this claim has been settled and inventory losses have been reimbursed by the insurance company (net of the $0.25 million deductible) in the amount of $1.2 million. Clean-up and repair costs have been reimbursed by the insurance company in the amount of $4.6 million and re-construction costs have been reimbursed in the amount of $14.3 million. The 2006 business interruption claim was settled in the second quarter of 2007 for $2.9 million. In 2006, the Company recognized other income of $4.2 million as full and final settlement of the 2005 portion of the business interruption claim.
In the second quarter of 2007, the Rail Group received a $0.3 million (net of the $0.25 million deductible) business interruption settlement from the insurance company for lost business as a result of Hurricane Katrina in August of 2005. This is included in other income on the Company’s statement of income.
On August 1, 2005 a fire occurred in one of the Company’s cob tanks. In 2006, the Company reached a settlement with the insurance company and was reimbursed for losses in the amount of $0.4 million (net of the $0.25 deductible). This amount was recorded in other income.

5. Details of Certain Financial Statement Accounts
Major classes of inventories are as follows:

	December 31,
(in thousands)	2007	2006

Grain	$376,739	$195,496
Agricultural fertilizer and supplies	63,325	42,604
Lawn and garden fertilizer and corncob products	29,286	26,379
Retail merchandise	29,182	28,466
Railcar repair parts	4,054	3,230
Other	318	282

	$502,904	$296,457

The Company’s intangible assets are included in other assets and are as follows:

		Original	Accumulated	Net Book
(in thousands)	Group	Cost	Amortization	Value

December 31, 2007
Amortized intangible assets
Acquired customer list	Rail	$3,462	$2,519	$943
Patents and other	Various	212	105	107

		$3,674	$2,624	$1,050

December 31, 2006
Amortized intangible assets
Acquired customer list	Rail	$3,462	$1,874	$1,588
Patents and other	Various	212	77	135

		$3,674	$1,951	$1,723

Amortization expense for intangible assets was $0.7 million, $0.7 million and $1.0 million for 2007, 2006 and 2005, respectively. Expected aggregate annual amortization is as follows: 2008 — $0.7 million; 2009 — $0.1 million; and less than $0.1 million in each of 2010, 2011 and 2012.
The Company also has goodwill of $1.3 million included in other assets. There has been no change in goodwill for any of the years presented. Goodwill includes $0.1 million in the Grain & Ethanol Group, $0.5 million in the Plant Nutrient Group and $0.7 million in the Turf & Specialty Group.

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2007	2006

Land	$11,670	$12,111
Land improvements and leasehold improvements	36,031	33,817
Buildings and storage facilities	109,301	106,391
Machinery and equipment	137,639	131,152
Software	7,450	7,164
Construction in progress	6,133	5,934

	308,224	296,569
Less accumulated depreciation and amortization	208,338	201,067

	$99,886	$95,502

Depreciation expense on property, plant and equipment amounted to $12.5 million, $11.8 million and $11.7 million in 2007, 2006 and 2005, respectively.
The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2007	2006

Railcar assets leased to others	$194,185	$176,775
Less accumulated depreciation	40,950	31,716

	$153,235	$145,059

Depreciation expense on railcar assets leased to others amounted to $12.4 million, $11.4 million and $9.4 million in 2007, 2006 and 2005, respectively.
6. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and most recently amended in March 2007 provides the Company with $300 million in short-term lines of credit along with an additional $50 million long-term line of credit. In addition, the amended agreements include a flex line allowing the Company to increase the available short-term line by $250 million and the long-term line by $150 million. Short-term borrowings under the short-term line of credit totaled $245.5 million and $75.0 million at December 31, 2007 and 2006, respectively. The significant increase in borrowings over the prior period relates primarily to increases in commodity prices and margin call demands on the Company’s open positions with the Chicago Board of Trade. The borrowing arrangement terminates on September 30, 2009 but allows for indefinite renewals at the Company’s option and as long as certain covenants are met. Management expects to renew the arrangement prior to its termination date. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees. On February 25, 2008, the Company entered into a $100 million short-term loan which is due April 28, 2008. This agreement is attached as exhibit 10.28 to this annual report on Form 10-K.

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2007	2006	2005

Maximum amount borrowed	$271,500	$152,500	$119,800
Weighted average interest rate	5.69%	5.45%	3.78%
7. Long-Term Debt and Interest Rate Contracts
Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2007	2006

Long term line of credit, 5.29%, due in full 2009	$50,000	$—
Note payable, 5.55%, payable $143 monthly, due 2012	13,535	14,469
Note payable, 6.95%, payable $317 quarterly plus interest, due 2010	9,807	11,075
Note payable, variable rate (5.73% at December 13, 2007), payable $58 monthly plus interest, due 2016	12,950	13,650
Note payable, 5.55% converting to a variable rate July 2008, payable $291 quarterly, due 2016	8,001	8,690
Note payable, 4.64%, payable $74 monthly, due 2009	2,713	3,611
Note payable, 4.60%, payable $235 quarterly, due 2010	5,256	5,934
Industrial development revenue bonds:
Variable rate (3.52% at December 31, 2007), due 2019	4,650	4,650
Variable rate (3.70% at December 31, 2007), due 2025	3,100	3,100
Debenture bonds, 5.00% to 8.00%, due 2008 through 2017	32,984	30,803
Obligations under capital lease	172	246
Other notes payable and bonds	123	170

	143,291	96,398
Less current maturities	10,096	10,160

	$133,195	$86,238

In connection with its short-term borrowing agreement with a syndicate of banks, the Company obtained an unsecured $50.0 million long-term line of credit. Borrowings under this line of credit will bear interest based on LIBOR, plus a spread. The long-term line of credit expires on September 30, 2009, but may be renewed by the Company for an additional three years as long as covenants are met. The Company had no available borrowing capacity on this line at December 31, 2007.
The notes payable due 2010, 2012 and 2016 and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $28.6 million. The note payable due 2009 is collateralized by railcars with a book value of $1.6 million.
At December 31, 2007, the Company had $17.6 million of five-year term debenture bonds bearing interest at 6.0% and $11.7 million of ten-year term debenture bonds bearing interest at 7.0% available for sale under an existing registration statement.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that require the Company at a minimum to:
•	maintain minimum working capital of $55.0 million and net equity (as defined) of $125 million;

•	limit the incurrence of new long-term recourse debt; and

•	restrict the amount of dividends paid.
The Company was in compliance with all covenants at December 31, 2007 and 2006.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2008 — $10.1 million; 2009 — $74.4 million; 2010 — $4.6 million; 2011 — $15.4 million; 2012 — $7.9 million; and $30.9 million thereafter.
The Company is in the process of negotiating a $220.0 million long-term note obligation to provide capital needed should grain prices continue to rise.
Non-Recourse Debt
The Company’s non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2007	2006

Class A-1 Railcar Notes, 2.79%, payable $600 monthly plus interest, due 2019	$2,600	$9,800
Class A-2 Railcar Notes, 4.57%, payable $600 monthly plus interest beginning after Class A-1 notes have been retired, due 2019	21,000	21,000
Class A-3 Railcar Notes, 5.13%, payable $100 monthly plus interest, due 2019	4,460	8,294
Class B Railcar Notes, 14.00%, payable $50 monthly plus interest, due 2019	2,950	3,550
Note Payable, 5.95%, payable $450 monthly, due 2013	34,709	37,941
Note Payable, 6.37%, payable $28 monthly, due 2014	2,307	2,525
Notes Payable, 5.89%-7.08%, payable $60 monthly, due 2008-2011	1,973	1,885

	69,999	84,995
Less current maturities	13,722	13,371

	$56,277	$71,624

In 2005 The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. The Company serves as manager of the railcar assets and servicer of the related leases. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $31.6 million at December 31, 2007.
In 2004 the Company formed three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, which is a wholly-owned subsidiary of the Company. These bankruptcy-remote entities issued $86.4 million in non-recourse long-term debt. The debt holders have recourse only to the assets including any related leases of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as trustee under the indenture. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The trustee ensures that the bankruptcy remote entities are managed in accordance with the terms of the indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.

The Class A debt is insured by Municipal Bond Insurance Association. Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. The book value of the railcar rolling stock at December 31, 2007 was $55.1 million. All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment will occur before 2012 based on debt amortization requirements of the indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.
The Company’s non-recourse debt includes separate financial covenants relating solely to the collateralized assets. Triggering one or more of these covenants for a specified period of time, could result in the acceleration in amortization of the outstanding debt. These maximum covenants include, but are not limited to, the following:
•	Monthly average lease rate greater than or equal to $200;

•	Monthly utilization rate greater than or equal to 80%;

•	Coverage ratio greater than or equal to 1.15; and

•	Class A notes balance less than or equal to 90% of the stated value (as assigned in the debt documents) of railcars.
The Company was in compliance with these debt covenants at December 31, 2007 and 2006.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2008 — $13.7 million; 2009 — $13.1 million; 2010 — $14.2 million; 2011 — $7.9 million; 2012 — $4.6 million; and $16.5 million thereafter.
Interest Paid and Interest Rate Derivatives
Interest paid (including interest on short-term lines of credit) amounted to $17.2 million, $15.2 million and $11.8 million in 2007, 2006 and 2005, respectively.
The Company has entered into derivative interest rate contracts to manage interest rate risk on short-term borrowings. The contracts convert variable interest rates to short-term fixed rates, consistent with projected borrowing needs. At December 31, 2007, the Company had an interest rate cap with a notional amount of $20.0 million which caps interest rates at 5.4% through April 2008. In addition, at December 31, 2007, the Company had two additional interest rate caps with notional amounts of $10.0 million each, both of which cap interest rates at 5.5% through April 2008. Although these instruments are intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for them as hedges. Changes in their fair value are included in interest expense in the statement of income.
The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2007.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of long-term debt	5.95%
Cap	2003	2008	$1.4	Interest rate component of an operating lease — not accounted for as a hedge	3.95%
Cap	2007	2009	$20.0	Interest rate component of long-term debt — not accounted for as a hedge	5.40%
The initial notional amounts on the above instruments amortize monthly in the same manner as the underlying hedged item. Changes in the fair value of both caps and the interest rate swap with a notional amount of $4.0 million are included in interest expense in the statements of income, as they are not accounted for as cash flow hedges. The interest rate swap with a notional amount of $14.0 million is designated as a cash flow hedge with changes in fair value included as a component of other comprehensive income or loss. Also included in accumulated other comprehensive income are closed treasury rate locks entered into to hedge the interest rate component of railcar lease transactions prior to their closing. The reclassification of these amounts from other comprehensive income into interest or cost of railcar sales occurs over the term of the hedged debt or lease, as applicable.
The fair values of all derivative instruments are included in prepaid expenses, other assets , other accounts payable or other long-term liabilities. The fair value amounts were a liability of $1.2 million and an asset of less than $0.1 million in 2007, and a liability of $0.6 million and an asset of $0.2 million in 2006. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was $0.3 million in 2007, $0.1 million in 2006 and a $0.1 million interest credit in 2005. If there are no additional changes in fair value, the Company expects to reclassify less than $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2008. Counterparties to the short and long-term derivatives are large international financial institutions.
8. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005

Current:
Federal	$27,656	$9,841	$8,513
State and local	3,149	703	1,549
Foreign	999	205	1,198

	$31,804	$10,749	$11,260

Deferred:
Federal	$4,975	$6,396	$1,850
State and local	302	473	(639)
Foreign	(4)	504	754

	$5,273	$7,373	$1,965

Total:
Federal	$32,631	$16,237	$10,363
State and local	3,451	1,176	910
Foreign	995	709	1,952

	$37,077	$18,122	$13,225

Income before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005

U.S. income	$103,118	$51,975	$31,759
Foreign	2,743	2,494	7,553

	$105,861	$54,469	$39,312

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2007	2006	2005

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of extraterritorial income exclusion and qualified domestic production deduction	(0.6)	(1.2)	(1.4)
Effect of charitable contribution of appreciated property	(1.6)	—	—
State and local income taxes, net of related federal taxes	2.1	1.4	1.0
Ethanol small producer’s credit	—	(1.2)	—
Other, net	0.1	(0.7)	(1.0)

Effective tax rate	35.0%	33.3%	33.6%

Income taxes paid in 2007, 2006 and 2005 were $24.1 million, $3.6 million and $6.9 million, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2007	2006

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(35,272)	$(26,981)
Prepaid employee benefits	(8,136)	(6,131)
Investments	(3,011)	(2,522)
Other	(1,696)	(835)

	(48,115)	(36,469)

Deferred tax assets:
Employee benefits	16,129	17,188
Accounts and notes receivable	1,794	918
Inventory	2,110	1,136
Deferred expenses	2,671	—
Net operating loss carryforwards	1,411	1,200
Deferred foreign taxes	1,791	1,377
Other	1,525	616

Total deferred tax assets	27,431	22,435

Valuation allowance	(1,134)	(1,126)

	26,297	21,309

Net deferred tax liabilities	$(21,818)	$(15,160)

In 2006, the Company had recorded a deferred tax asset of $0.2 million, related to the accounting for derivatives under SFAS 133. In 2007, adjustments were made resulting in a year-end deferred tax asset balance of $0.4 million. The net amount of the 2007 adjustments is included in other comprehensive income in the statement of shareholders’ equity.
During December 2007, reductions to Canadian federal income tax rates for future years, beginning in 2008, were enacted. The deferred tax liabilities associated with Canadian income taxes were decreased by $0.5 million to reflect the change in tax law. The U.S. deferred tax asset related to deferred foreign tax credits was reduced by $0.5 million, resulting in no net impact to the Company.
During July 2007, the State of Michigan enacted legislation to create a new Michigan Business Tax (“MBT”) to replace the Single Business Tax that was set to expire on December 31, 2007. In September 2007, the State of Michigan enacted related legislation, allowing future Michigan deductions to the extent of deferred tax liabilities recorded in the third quarter of 2007 as a result of the MBT. The Company recorded the impact of Michigan legislation by increasing its net deferred tax liabilities by $0.2 million and recording a $0.2 million deferred tax asset related to future Michigan deductions.

On December 31, 2007 the Company had $17.4 million in state net operating loss carryforwards that expire from 2015 to 2023. A deferred tax asset of $1.1 million has been recorded with respect to the net operating loss carryforwards. A valuation allowance of $1.1 million has been established against the deferred tax asset because it is unlikely that the Company will realize the benefit of these carryforwards. On December 31, 2006 the Company had recorded a $1.1 million deferred tax asset and a $1.1 million valuation allowance with respect to state net operating loss carryforwards.
During 2007, the Company generated a $0.7 million Canadian net operating loss that will be carried forward and will not expire until 2028. During 2006, the Company generated a $0.7 million Canadian net operating loss. Of that amount, $0.4 million was carried back, resulting in a refund of a portion of Canadian taxes paid for 2004 and 2005. The remaining $0.3 million net operating loss is being carried forward and will not expire until 2027. A deferred tax asset of $0.3 million has been recorded with respect to the net operating loss carryforwards. No valuation allowance has been established because the Company is expected to utilize the net operating loss carryforwards.
During 2006, the Company increased its carrying amount of available-for-sale securities as required by SFAS No. 115, “Accounting for Investments in Certain Debt and Equity Securities” and a related deferred tax liability of $1.5 million was recorded. The net amount of the adjustments was included in other comprehensive income in the statement of shareholders’ equity. During 2007, these securities were contributed to various charitable organizations and the related deferred tax liability was reversed.
During 2006, the Company adopted SFAS 123 (R), “Share-Based Payment.” The Company utilized the FAS 123(R) long-form method to calculate the $3.1 million pool of windfall tax benefits as of the date of adoption. The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. Under SFAS No.123(R), the amount of cash resulting from the exercise of awards during 2007 was $0.5 million and the tax benefit the Company realized from the exercise of awards was $5.7 million. The total compensation cost that the Company charged against income was $4.3 million and the total recognized tax benefit from such charge was $1.5 million. For 2006, the amount of cash resulting from the exercise of awards was $0.3 million and the tax benefit the Company realized from the exercise of awards was $6.3 million. The total compensation cost that the Company charged against income was $2.9 million and the total recognized tax benefit from such charge was $1.0 million.
During 2006, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Deferred taxes related to the Company’s defined benefit pension plan and other postretirement plans are reported as part of the employee benefits deferred tax asset.
The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.4 million decrease to beginning retained earnings during 2007.
The Company or one of its subsidiaries files income tax returns in the U.S., Canadian and Mexican federal jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2004, with the exception of Mexico, where the year 2003 is also subject to examination. During 2007, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for the year 2005. As of December 31, 2007, the Service has not proposed any significant adjustments to the Company’s 2005 federal income tax return, but management anticipates that it is reasonably possible that an additional payment of approximately $0.4 million may be made by the end of 2008 for audit adjustments relating to the timing of income recognition and expense deductions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$1,496
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	407
Reductions for settlements with taxing authorities	—
Reductions as a result of a lapse in statute of limitations	(571)

Balance at December 31, 2007	$1,332

Included in the balance at December 31, 2007, is $0.4 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of income recognition and expense deduction would not affect the annual effective tax rate, although it would accelerate the payment of cash to taxing authorities to an earlier period.
The remaining $0.6 million of unrecognized tax benefits at December 31, 2007 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The statute of limitations for examinations related to $0.3 million of benefits is scheduled to expire in the fourth quarter of 2008.
The Company has elected to classify interest and penalties, accrued as required by FIN 48, as interest expense and penalty expense, respectively, rather than as income tax expense. The total amount of accrued interest and penalties as of the date of adoption is $0.5 million and, during 2007, the net accrual for interest and penalties decreased $0.1 million. The $0.1 million decrease in accrued interest and penalty was included in the company’s operating income. The Company had $0.4 million for the payment of interest and penalties accrued at December 31, 2007.
The Company has recorded reserves for tax exposures based on its best estimate of probable and reasonably estimable tax matters and does not believe that a material additional loss is reasonably possible for tax matters.
9. Stock Compensation Plans
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 and 2007 includes compensation expense for all stock-based compensation awards granted prior to January 1, 2006 that were not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $4.3 million, $2.9 million and $0.5 million in 2007, 2006 and 2005, respectively.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for 2005 assuming that the Company had accounted for its stock based compensation programs using the fair value method promulgated by SFAS 123 at that time.

Year Ended
(in thousands, except per share data)	December 31, 2005

Net income reported	$26,087

Add: Stock—based compensation included in reported net income, net of related tax effects	348

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,105)
Pro forma net income	$25,330

Earnings per share:
Basic — as reported	$1.76
Basic — pro forma	$1.71
Diluted — as reported	$1.69
Diluted — pro forma	$1.64
The Company’s 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares plus 426,000 common shares that remained available under a prior plan. Approximately 280,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years. Prior to 2006, options granted to managers had a fixed term of five years and vested 40% immediately, 30% after one year and 30% after two years. Options granted to outside directors had a fixed term of five years and vested after one year.
Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan have a term of five-years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. On March 1, 2007, 157,245 SOSARs were granted to directors and management personnel.
The fair value for SOSARs was estimated at the date of grant, using a Black-Scholes option pricing model with the weighted average assumptions listed below. Volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. Prior to the adoption of SFAS 123(R), the Company recorded forfeitures as they occurred for purposes of estimating pro forma compensation expense under SFAS 123. The impact of forfeitures is not considered material.

	2007	2006	2005

Long Term Performance Compensation Plan
Risk free interest rate	4.34%	4.82%	4.18%
Dividend yield	0.45%	0.50%	1.10%
Volatility factor of the expected market price of the Company’s common shares	.375	.290	.228
Expected life for the options (in years)	4.50	4.50	5.00
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted after January 1, 2006 have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. On March 1, 2007, 14,680 shares were issued to members of management.
Performance Share Units (“PSUs”)
The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2005 and 2006 at the maximum amount available for issuance. On March 1, 2007 15,480 PSUs were issued to executive officers and are being expensed based on the assumption that the Company will reach the targeted 7% earnings per share growth rate at which 50% of the maximum award will be granted.
Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 493,245 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.
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

	2007	2006	2005

Employee Share Purchase Plan
Risk free interest rate	5.0%	4.38%	2.75%
Dividend yield	0.45%	0.84%	1.10%
Volatility factor of the expected market price of the Company’s common shares	.555	.419	.228
Expected life for the options (in years)	1.00	1.00	1.00

Stock Option and SOSAR Activity
A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2007, and changes during the period then ended is as follows:

		Weighted-Average	Weighted-Average	Aggregate Intrinsic
	Shares	Exercise	Remaining	Value
	(000)’s	Price	Contractual Term	($000)

Options & SOSARs outstanding at January 1, 2007	1,234	$17.30
SOSARs granted	157	42.30
Options exercised	(383)	7.94
Options cancelled / forfeited	(1)	15.50

Options and SOSARs outstanding at December 31, 2007	1,007	$24.78	2.59	$20,179

Vested and expected to vest at December 31, 2007	1,006	$24.75	2.59	$20,175

Options exercisable at December 31, 2007	553	$12.08	1.77	$18,091

	2007	2006	2005

Total intrinsic value of options exercised during the year ended December 31 (000’s)	$14,175	$14,970	$6,540

Total fair value of shares vested during the year ended December 31 (000’s)	$437	$878	$984

Weighted average fair value of options granted during the year ended December 31	$15.32	$12.13	$3.89

As of December 31, 2007, there was $1.7 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 1.17 years.
Restricted Shares Activity
A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007, and changes during the period then ended, is presented below:

		Weighted-Average
Nonvested Shares	Shares (000)’s	Grant-Date Fair Value

Nonvested at January 1, 2007	34	$30.60
Granted	15	42.30
Vested	(13)	15.91
Forfeited	—	—

Nonvested at December 31, 2007	36	$40.39

	2007	2006	2005

Total fair value of shares vested during the year ended December 31 (000’s)	$201	$332	$240

Weighted average fair value of options granted during the year ended December 31	$42.30	$39.12	$15.50

As of December 31, 2007, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
PSUs Activity
A summary of the status of the Company’s PSUs as of December 31, 2007, and changes during the period then ended, is presented below:

		Weighted-Average
Nonvested Shares	Shares (000)’s	Grant-Date Fair Value

Nonvested at January 1, 2007	59	$25.65
Granted	15	42.30
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	74	$29.09

	2007	2006	2005

Weighted average fair value of options granted during the year ended December 31	$42.30	$39.12	$15.50

As of December 31, 2007, there was $0.6 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
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
Lease income from operating leases to customers (including month to month and per diem leases) and rental expense for railcar leases were as follows:

	Year ended December 31,
(in thousands)	2007	2006	2005

Rental and service income — operating leases	$81,885	$74,948	$62,351

Rental expense	$21,607	$18,254	$15,709

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and
	Service Income —	Future Minimum
(in thousands)	Operating Leases	Rental Expense

Year ended December 31, 2008	$66,791	$23,078
2009	44,825	21,750
2010	30,731	19,721
2011	20,031	16,789
2012	13,095	10,021
Future years	26,702	23,170

	$202,175	$114,529

In 2006, the Company entered into a direct financing lease. Future rental income for this lease is as follows: 2008 — 2012 $0.2 million per year and $1.4 million thereafter. The present value of the minimum lease payments receivable at December 31, 2007 was $2.4 million with unearned income of $1.4 million.
The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2007, 2006 and 2005 were $2.0 million, $1.9 million and $2.1 million, respectively.
Other leasing activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $2.0 million, $2.8 million and $3.8 million in 2007, 2006 and 2005, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2007 are as follows: 2008 — $3.2 million; 2009 — $2.8 million; 2010 — $2.5 million; 2011 — $2.5 million; 2012 — $2.6 million; and $4.5 million thereafter.
In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for 5 renewals of 7.5 years each.

11. Employee Benefit Plan Obligations
The Company provides retirement benefits under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $2.3 million in 2007 and $1.5 million in both 2006 and 2005. The Company also provides certain health insurance benefits to employees, including retirees.
The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its non-retail employees. The plans provide defined benefits based on years of service and average monthly compensation for the highest five consecutive years of employment within the final ten years of employment (final average pay formula).
During 2006 the Company amended its defined benefit pension plans effective January 1, 2007. These amendments include the following provisions:
•	Benefits for the retail line of business employees were frozen at December 31, 2006.

•	Benefits for the non-retail line of business employees were modified at December 31, 2006 with the benefit beginning January 1, 2007 to be calculated using a career average formula.

•	In the case of all employees, compensation for the years 2007 through 2012 will be includable in the final average pay formula calculating the final benefit earned for years prior to December 31, 2006.

•	Consistent with these amendments, the Company increased its contributions to defined contribution plans beginning in 2007.
The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company’s share for most retirees.
The measurement date for all plans is December 31.
Obligation and Funded Status
Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$57,465	$63,586	$21,078	$21,035
Service cost	2,659	3,665	436	393
Interest cost	3,137	3,024	1,163	1,148
Actuarial (gains)/losses	(5,195)	(1,711)	(3,653)	984
Plan amendment	—	(6,562)	—	(1,563)
Participant contributions	—	—	373	310
Retiree drug subsidy received	—	—	133	67
Curtailments	—	(1,790)	—	—
Settlements	—	(197)	—	—
Benefits paid	(3,041)	(2,550)	(1,543)	(1,296)

Benefit obligation at end of year	55,025	57,465	17,987	21,078

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$56,938	$48,210	$—	$—
Actual gains on plan assets	3,381	6,278	—	—
Company contributions	7,000	5,197	1,170	986
Participant contributions	—	—	373	310
Benefits paid	(3,041)	(2,550)	(1,543)	(1,296)
Settlements	—	(197)	—	—

Fair value of plan assets at end of year	64,278	56,938	—	—

Funded status of plans at end of year	9,253	(527)	(17,987)	(21,078)

Amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2007	2006	2007	2006

Pension asset	$10,714	$437	$—	$—
Accrued expenses	(109)	(146)	(1,053)	(1,124)
Employee benefit plan obligations	(1,352)	(818)	(16,934)	(19,955)

Net amount recognized	$9,253	$(527)	$(17,987)	$(21,079)

Following are the details of the amounts recognized in accumulated other comprehensive income — pretax at December 31, 2007:

	Pension		Postretirement
	Benefits		Benefits
		Prior Service		Prior Service
(in thousands)	Net Loss	Cost (Credit)	Net Loss	Cost (Credit)

Balance at beginning of year	$16,976	$(5,971)	$12,862	$(5,113)
Amounts arising during the period	(4,010)	—	(3,653)	—
Recognized as a component of net periodic benefit cost	(1,073)	635	(793)	511

Balance at end of year	$11,893	$(5,336)	$8,416	$(4,602)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total

Prior service cost	$(619)	$(511)	$(1,130)
Net actuarial loss	507	509	1,016

Obligations and assets at December 31 for all Company defined benefit plans are as follows:

(in thousands)	2007	2006

Projected benefit obligation	$55,025	$57,465

Accumulated benefit obligation	$49,472	$50,504

Fair value of plan assets	$64,278	$56,938

Amounts applicable to an unfunded Company defined benefit plan with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2007	2006

Projected benefit obligation	$1,461	$964

Accumulated benefit obligation	$1,461	$964

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

		Expected
	Expected Pension	Postretirement	Medicare Part D
Year	Benefit Payout	Benefit Payout	Subsidy

2008	$4,995	$1,228	$(142)
2009	5,283	1,304	(163)
2010	5,648	1,380	(182)
2011	6,274	1,454	(203)
2012	6,763	1,516	(230)
2013-2017	33,590	8,455	(1,635)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2007	2006	2005	2007	2006	2005

Service cost	$2,659	$3,665	$3,611	$436	$393	$458
Interest cost	3,137	3,024	2,947	1,163	1,148	1,117
Expected return on plan assets	(4,565)	(4,013)	(3,286)	—	—	—
Amortization of prior service cost	(635)	(527)	11	(511)	(511)	(473)
Recognized net actuarial loss	1,072	1,798	1,386	793	972	737
Curtailment cost	—	135	—	—	—	—
Current period impact of prior errors	—	—	1,076	—	(693)	(429)

Benefit cost	$1,668	$4,082	$5,745	$1,881	$1,309	$1,410

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

In 2006, the Company identified a postretirement plan amendment implemented in 2003 that was not valued. The entire correction was recorded in 2006 on the basis that it was not material to the then current or prior periods.
Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2007	2006	2005	2007	2006	2005

Used to Determine Benefit Obligations at Measurement Date
Discount rate	6.30%	5.80%	5.50%	6.40%	5.80%	5.50%
Rate of compensation increases	4.50%	4.50%	4.50%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	5.80%	5.50%	6.00%	5.80%	5.50%	6.00%
Expected long-term return on plan assets	8.50%	8.50%	8.75%	—	—	—
Rate of compensation increases	4.50%	4.50%	4.00%	—	—	—
The discount rate for measuring the 2007 benefit obligations was calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to then use the nearest tenth of a percent from this calculated rate.
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
Assumed Health Care Cost Trend Rates at Beginning of Year

	2007	2006

Health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017
The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2007	$(23)	$20
Effect on postretirement benefit obligation as of December 31, 2006	(66)	145
To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. Assets of the trust amounted to $5.2 million and $6.8 million at December 31, 2007 and 2006, respectively, and are included in prepaid expenses and other current assets.

Plan Assets
The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2007	2006

Equity securities	74%	73%
Fixed income securities	23%	23%
Cash and equivalents	3%	4%

	100%	100%
The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:
•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.
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
Cash Flows
The Company expects to make a minimum contribution to the funded defined benefit pension plan of approximately $5.0 million in 2008. The Company reserves the right to contribute more or less than this amount.
12. Fair Values of Financial Instruments
The fair values of the Company’s cash equivalents, margin deposits, short-term borrowings and certain long-term borrowings approximate their carrying values since the instruments are close to maturity and/or carry variable interest rates based on market indices. The Company accounts for investments in affiliates using either the equity method or the cost method. These investments have no quoted market price.
Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 10 years. Based upon current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2007 and 2006, as follows:

(in thousands)	Carrying Amount	Fair Value

2007:
Long-term notes payable	$39,311	$38,919
Long-term notes payable, non-recourse	69,999	68,234
Debenture bonds	32,984	32,346

	$142,294	$139,499

2006:
Long-term notes payable	$43,779	$42,949
Long-term notes payable, non-recourse	84,995	82,374
Debenture bonds	30,803	30,526

	$159,577	$155,849

13. Business Segments
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain & Ethanol Group’s operations include grain merchandising, the operation of terminal grain elevator facilities and the investment in and management of ethanol production facilities. In the Rail Group, operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient Group manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. The Turf & Specialty Group’s operations include the production and distribution of turf care and corncob-based products. The Retail Group operates six large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop.
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

	Grain &		Plant	Turf &
2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,498,652	$129,932	$466,458	$103,530	$180,487	$—	$2,379,059
Inter-segment sales	6	715	10,689	1,154	—	—	12,564
Equity in earnings of affiliates	31,870	—	(7)	—	—	—	31,863
Other income, net	11,721	1,038	916	438	840	6,778	21,731
Interest expense (a)	8,739	5,912	1,804	1,475	875	243	19,048
Operating income (loss)	65,934	19,505	27,055	95	139	(6,867)	105,861
Identifiable assets	833,451	193,948	142,513	59,574	53,604	51,898	1,334,988
Capital expenditures	4,126	598	6,883	3,331	3,895	1,513	20,346
Railcar expenditures	—	56,014		—	—	—	56,014
Investment in affiliate	36,249	—	—	—	—	—	36,249
Depreciation and amortization	3,087	14,183	3,748	1,914	2,186	1,135	26,253

	Grain &		Plant	Turf &
2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$791,207	$113,326	$265,038	$111,284	$177,198	$—	$1,458,053
Inter-segment sales	712	507	5,805	1,164	—	—	8,188
Equity in earnings of affiliates	8,183	—	7	—	—	—	8,190
Other income, net	7,684	511	1,008	1,115	865	2,731	13,914
Interest expense (income)(a)	6,562	6,817	2,828	1,555	1,245	(2,708)	16,299
Operating income (loss)	27,955	19,543	3,287	3,246	3,152	(2,714)	54,469
Identifiable assets	428,780	190,012	111,241	55,198	53,277	40,540	879,048
Capital expenditures	3,242	469	5,732	1,667	3,260	1,661	16,031
Railcar expenditures	—	85,855	—	—	—	—	85,855
Investment in affiliate	34,255	—	—	—	—	—	34,255
Depreciation and amortization	3,094	13,158	3,330	1,948	2,102	1,105	24,737

	Grain &		Plant	Turf &
2005	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$628,255	$92,009	$271,371	$122,561	$182,753	$—	$1,296,949
Inter-segment sales	644	479	8,504	1,184	—	—	10,811
Equity in earnings of affiliates	2,318	—	3	—	—		2,321
Other income, net	572	642	1,093	589	646	844	4,386
Interest expense (income) (a)	3,818	4,847	1,955	1,637	1,133	(1,311)	12,079
Operating income (loss)	12,623	22,822	10,351	(3,044)	2,921	(6,361)	39,312
Identifiable assets	234,699	175,516	91,017	61,058	50,830	34,831	647,951
Capital expenditures	3,691	786	5,063	387	1,161	839	11,927
Railcar expenditures	—	98,880	—	—	—	—	98,880
Investment in affiliate	16,005	—	—	—	—	—	16,005

Depreciation and amortization	2,952	11,119	3,190	2,230	2,133	1,264	22,888

(a)	The interest income (expense) reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Grain sales for export to foreign markets amounted to approximately $315 million, $218 million and $113 million in 2007, 2006 and 2005, respectively. Revenues from leased railcars in Canada totaled $15.4 million, $14.2 million and $19.0 million in 2007, 2006 and 2005, respectively. The net book value of the leased railcars at December 31, 2007 and 2006 was $27.5 million and $28.2 million, respectively. Lease revenue on railcars in Mexico totaled $0.5 million in each of 2007, 2006 and 2005. The net book value of the leased railcars at December 31, 2007 and 2006 was $1.0 million and $1.1 million, respectively.
14. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2007 and 2006.

(in thousands, except for per common share data)			Net Income
Quarter Ended	Net Sales	Gross Profit	Amount	Per Share-Basic	Per Share-Diluted

2007
March 31	$406,503	$44,385	$9,239	$0.52	$0.51
June 30	634,214	71,836	25,488	1.43	1.40
September 30	553,708	48,814	10,565	0.59	0.58
December 31	784,634	74,677	23,492	1.31	1.28

Year	$2,379,059	$239,712	$68,784	3.86	3.75

2006
March 31	$280,658	$38,418	$3,835	$0.25	$0.25
June 30	378,109	52,367	10,347	0.68	0.66
September 30	335,871	49,490	8,387	0.52	0.51
December 31	463,415	58,965	13,778	0.78	0.76

Year	$1,458,053	$199,240	$36,347	2.27	2.19

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2007, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 41.

There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting
Item 9B. Other Information
On February 25, 2008, the Company entered into a Credit Agreement (“Agreement”) with Wells Fargo Bank, National Association. The Agreement provides the Company with a $100 million short-term loan due April 28, 2008. This Agreement is attached as exhibit 10.28 to this annual report on Form 10-K.
PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 9, 2008 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption “Share Ownership” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
None.
Item 14. Principal Accountant Fees and Services
The information set forth under “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	(1) The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2) The following consolidated financial statement schedule is included in Item 15(d):

Page

II.	Consolidated Valuation and Qualifying Accounts — years ended December 31, 2007, 2006 and 2005	84
          All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)	Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the eighth amendment dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.19	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.20	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.21	Real Estate Purchase Agreement between Richard P. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.22	Real Estate Purchase Agreement between Thomas H. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.23	Real Estate Purchase Agreement between Paul M. Kraus and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.24	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.25	Ninth Amendment to Loan Agreement, dated March 14, 2007, between The Andersons, Inc., as borrower, the lenders named herein, and U.S. National Bank Association as Agent and Lender (Incorporated by reference from Form 8-K filed March 19, 2007).

10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007).

10.27	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007).

10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender.

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.
          The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Exhibits:

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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson	President and	2/28/08	/s/ Paul M. Kraus	Director	2/28/08

Michael J. Anderson	Chief Executive Officer (Principal Executive Officer)		Paul M. Kraus

/s/ Richard R. George	Vice President, Controller & CIO	2/28/08	/s/ Donald L. Mennel	Director	2/28/08

Richard R. George	(Principal Accounting Officer)		Donald L. Mennel

/s/ Gary L. Smith	Vice President, Finance & Treasurer	2/28/08	/s/ David L. Nichols	Director	2/28/08

Gary L. Smith	(Principal Financial Officer)		David L. Nichols

/s/ Richard P. Anderson	Chairman of the Board	2/28/08	/s/ Sidney A. Ribeau	Director	2/28/08

Richard P. Anderson			Sidney A. Ribeau

/s/ John F. Barrett	Director	2/28/08	/s/ Charles A. Sullivan	Director	2/28/08

John F. Barrett			Charles A. Sullivan

/s/ Robert J. King	Director	2/28/08	/s/ Jacqueline F. Woods	Director	2/28/08

Robert J. King			Jacqueline F. Woods

/s/ Catherine M. Kilbane	Director	2/28/08

Catherine M. Kilbane

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to	(1)	End of
Description	Period	Expenses	Other Accounts	Deductions	Period

Allowance for Doubtful Accounts Receivable— Year ended December 31
2007	$2,404	$3,430	$(230)	$1,059	$4,545
2006	2,106	620	(46)	276	2,404
2005	2,136	585	—	615	2,106

Allowance for Doubtful Notes Receivable — Year ended December 31
2007	$39	$99	$230	$29	$339
2006	32	—	46	39	39
2005	173	(31)	—	110	32

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

Exhibit
Number

10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender.

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350