Form 10-Q
period 2008-03-31
ANDERSONS INC
filed 2008-05-09
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter

OHIO	34-1562374
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

480 W. Dussel Drive, Maumee, Ohio	43614
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had approximately 18.1 million common shares outstanding, no par value, at April 30, 2008.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007

Current assets:
Cash and cash equivalents	$34,765	$22,300	$27,449
Restricted cash	3,689	3,726	3,774
Accounts and notes receivable, net	177,947	106,257	122,880
Margin deposits, net	65,932	20,467	46,894
Inventories:
Grain	372,644	376,739	182,507
Agricultural fertilizer and supplies	121,589	63,325	72,509
Lawn and garden fertilizer and corncob products	27,492	29,286	24,895
Railcar repair parts	3,382	4,054	3,340
Retail merchandise	32,606	29,182	33,281
Other	317	318	299

	558,030	502,904	316,831
Commodity derivative assets – current	283,417	205,956	74,959
Railcars available for sale	1,888	1,769	4,756
Deferred income taxes	3,612	2,936	852
Prepaid expenses and other current assets	52,579	38,576	42,929

Total current assets	1,181,859	904,891	641,324

Other assets:
Pension asset	10,551	10,714	157
Commodity derivative asset – noncurrent	50,828	29,458	20,613
Other assets and notes receivable, net	8,344	7,892	9,877
Investments in and advances to affiliates	137,626	118,912	87,855

	207,349	166,976	118,502
Railcar assets leased to others, net	172,142	153,235	133,980
Property, plant and equipment:
Land	11,670	11,670	12,111
Land improvements and leasehold improvements	35,851	36,031	33,510
Buildings and storage facilities	111,003	109,301	106,811
Machinery and equipment	138,721	137,639	132,427
Software	8,631	7,450	7,293
Construction in progress	3,553	6,133	7,373

	309,429	308,224	299,525
Less allowances for depreciation and amortization	(209,237)	(208,338)	(202,973)

	100,192	99,886	96,552

Total assets	$1,661,542	$1,324,988	$990,358

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007

Current liabilities:
Short-term borrowings	$390,000	$245,500	$176,000
Accounts payable for grain	67,331	153,479	36,890
Other accounts payable	154,984	105,016	91,371
Customer prepayments and deferred revenue	92,689	38,735	65,489
Commodity derivative liabilities – current	153,791	122,488	60,894
Accrued expenses	24,270	38,176	25,606
Current maturities of long-term debt – non-recourse	13,681	13,722	13,390
Current maturities of long-term debt	9,781	10,096	10,542

Total current liabilities	906,527	727,212	480,182

Deferred income and other long-term liabilities	4,858	6,172	4,199
Commodity derivative liabilities – noncurrent	8,734	2,090	25,655
Employee benefit plan obligations	18,906	18,705	21,373
Long-term debt – non-recourse, less current maturities	51,667	56,277	67,973
Long-term debt, less current maturities	279,348	133,195	85,848
Deferred income taxes	25,655	24,754	13,455

Total liabilities	1,295,695	968,405	698,685

Minority interest	13,154	12,219	12,837

Shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued and outstanding)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	170,297	168,286	162,150
Treasury shares (1,258; 1,492, and 1,567 shares at 3/31/08, 12/31/07 and 3/31/07, respectively; at cost)	(16,414)	(16,670)	(16,271)
Accumulated other comprehensive loss	(7,555)	(7,197)	(11,080)
Retained earnings	206,269	199,849	143,941

	352,693	344,364	278,836

Total liabilities, minority interest and shareholders’ equity	$1,661,542	$1,324,988	$990,358

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007

Sales and merchandising revenues	$713,001	$406,503
Cost of sales and merchandising revenues	660,760	362,118

Gross profit	52,241	44,385

Operating, administrative and general expenses	39,504	37,751
Allowance for doubtful accounts	1,787	233
Interest expense	9,122	5,022
Other income/gains:
Equity in earnings of affiliates	8,639	2,832
Other income, net	2,884	9,873
Minority interest in net (income) loss of subsidiaries	(935)	83

Income before income taxes	12,416	14,167
Income tax expense	4,593	4,928

Net income	$7,823	$9,239

Per common share:
Basic earnings	$0.43	$0.52

Diluted earnings	$0.42	$0.51

Dividends paid	$0.0775	$0.0475

Weighted average shares outstanding – basic	18,026	17,729

Weighted average shares outstanding — diluted	18,408	18,242

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31,
	2008	2007

Operating Activities
Net income	$7,823	$9,239
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6,845	6,328
Allowance for doubtful accounts receivable	1,681	10
Minority interest in income (loss) of subsidiaries	935	(83)
Equity earnings of unconsolidated affiliates, net of distributions received	1,784	(894)
Realized gains on sales of railcars and related leases	(2,216)	(949)
Excess tax benefit from share-based payment arrangement	(1,143)	(1,381)
Deferred income taxes	435	(1,662)
Stock based compensation expense	1,606	1,004
Gain on donation of equity securities	—	(3,020)
Other	(13)	83
Changes in operating assets and liabilities:
Accounts and notes receivable	(67,005)	(35,192)
Inventories	(55,126)	(20,374)
Commodity derivatives and margin deposits	(106,349)	(4,148)
Prepaid expenses and other assets	(13,791)	(12,479)
Accounts payable for grain	(86,148)	(59,025)
Other accounts payable and accrued expenses	88,149	36,818

Net cash used in operating activities	(222,533)	(85,725)

Investing Activities
Purchases of railcars	(27,619)	(7,098)
Proceeds from sale or financing of railcars and related leases	1,667	16,973
Purchases of property, plant and equipment	(3,561)	(4,400)
Proceeds from sale of property, plant and equipment and other	86	377
Investments in affiliates	(20,500)	(27,881)

Net cash used in investing activities	(49,927)	(22,029)

Financing Activities
Net increase in short-term borrowings	144,500	101,000
Proceeds received from minority interest	—	12,920
Proceeds received from issuance of long-term debt	197,640	2,119
Payments on long-term debt	(51,802)	(2,127)
Payments of non-recourse long-term debt	(4,651)	(3,632)
Proceeds from sale of treasury shares to employees and directors	661	987
Payments of debt issuance costs	(1,167)	—
Dividends paid	(1,399)	(843)
Excess tax benefit from share-based payment arrangement	1,143	1,381

Net cash provided by financing activities	284,925	111,805

Increase in cash and cash equivalents	12,465	4,051
Cash and cash equivalents at beginning of period	22,300	23,398

Cash and cash equivalents at end of period	$34,765	$27,449

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Shares	Capital	Shares	Loss	Earnings	Total

Balance at December 31, 2006	$96	$159,941	$(16,053)	$(9,735)	$135,926	$270,175

Net income					68,784	68,784
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281		5,281
Cash flow hedge activity (net of income tax of $149)				(254)		(254)
Unrealized gains on investment (net of income tax of $305)				519		519
Disposal of equity securities (net of income tax of $1,766)				(3,008)		(3,008)

Comprehensive income						71,322
Impact of adoption of FIN 48					(383)	(383)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)			7,728
Dividends declared ($0.25 per common share)					(4,478)	(4,478)

Balance at December 31, 2007	96	168,286	(16,670)	(7,197)	199,849	344,364

Net income					7,823	7,823
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $11)				(18)		(18)
Cash flow hedge activity (net of income tax of $200)				(340)		(340)

Comprehensive income						7,465
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,362 (97 shares)		2,011	256			2,267
Dividends declared ($0.0775 per common share)					(1,403)	(1,403)

Balance at March 31, 2008	$96	$170,297	$(16,414)	$(7,555)	$206,269	$352,693

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note A: Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly and majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting and are recorded at cost plus the Company’s accumulated proportional share of income or loss, less any distributions it has received. Differences in the basis of the investment and the separate net asset value of the investee, if any, are amortized into income over the remaining life of the underlying assets, with the exception of certain permanent basis differences related to entity formation.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
The year-end condensed consolidated balance sheet data at December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of March 31, 2007 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
FSP FIN 39-1
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures, options or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP 39-1 and consistent with the balance sheets presented herein, the Company nets its futures, options, and over-the-counter positions against the cash collateral provided by customer. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At March 31, 2008, December 31, 2007 and March 31, 2007, the margin deposit assets and margin deposit liabilities consisted of the following:

	March 31, 2008		December 31, 2007		March 31, 2007
	Margin deposit	Margin deposit	Margin deposit	Margin deposit	Margin deposit	Margin deposit
	assets	liabilities	assets	liabilities	assets	liabilities

Cash collateral	$131,801	$13,300	$114,933	$11,673	$30,960	$—
Fair value of derivatives	(65,869)	(31,061)	(94,466)	(24,466)	15,934	—
Balance at end of period	$65,932	$(17,761)	$20,467	$(12,793)	$46,894	—

Financial Statement Revision
In the second quarter of 2007, the Company determined that it should revise its classification of all forward purchase and sale contracts for commodities. Historically, the Company had recorded its net position in these commodity contracts on the balance sheet within inventory. Although this presentation had been disclosed in the Company’s significant accounting policies, the Company has revised its presentation to show the commodity contracts in separate line items on the consolidated balance sheet and display gross positions rather than net positions. As the Company’s forward, futures, options and over the-counter contracts are considered economic hedges of inventory, the cash flows from these derivatives will remain as part of cash flows from operating activities. The Company has concluded that the effect of historically reflecting these contracts on a net, rather than gross, basis did not materially misstate any previously issued consolidated balance sheets or consolidated statement of cash flows. However, the Company has elected to revise prior period comparative information presented herein in order to present such information on a basis consistent with the separate line item disclosure described above. A summary of the effects of these revisions to our March 31, 2007 balance sheet is presented in the following table. The revisions have no effect on net income, statement of cash flow or shareholders’ equity as previously reported.

	Consolidated Balance Sheet
(in thousands)	At March 31, 2007
	As Previously Reported	As Revised

Margin deposits	44,036	46,894
Inventory	328,712	316,831
Commodity derivative assets — current	—	74,959
Total current assets	575,388	641,324
Commodity derivative assets – noncurrent	—	20,613
Total assets	903,809	990,358
Commodity derivative liabilities – current	—	60,894
Total current liabilities	419,288	480,182
Commodity derivative liabilities – noncurrent	—	25,655
Total liabilities	612,136	698,685
In addition, in the fourth quarter of 2007, the Company discovered that certain costs within the Rail Group were erroneously recorded in cost of sales rather than in operating, administrative and general expense. These amounts have been reclassified to the proper income statement lines and the income statement for the three months ended March 31, 2007 has been revised to conform to the current presentation. These reclassifications are not considered material and had no effect on the balance sheet, net income, statement of cash flows or shareholders’ equity as previously reported.
Note B: Stock-Based Compensation
During the first quarter of 2008, the Company granted 153 thousand stock only stock appreciation rights (“SOSARs”) to directors and management personnel under the Long-Term Performance Compensation Plan dated May 6, 2005 (the “LT Plan”). The SOSARs provide the holder with the right to receive, in shares of the Company’s stock, the value of any appreciation of shares of our stock between the grant date and the date the SOSARs are exercised. The fair value for SOSARs was estimated at the date of grant, using a Black-Scholes option pricing model, which requires management to make certain assumptions. The related compensation expense is recognized over the vesting period. Expected volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the SOSARs and expected employee exercise and post-vesting employment termination trends. The risk free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant. Forfeitures are estimated at the date of grant based on historical experience. The following table sets forth the assumptions used for the grants issued in the first quarters of 2008 and 2007.

	2008	2007

Long Term Performance Compensation Plan
Risk free interest rate	2.24%	4.34%
Dividend yield	0.67%	0.45%
Volatility factor of the expected market price of the Company’s common shares	.410	.375
Expected life for the options (in years)	4.10	4.50
The Company also granted 18 thousand restricted shares during the first quarter to members of management. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period.
The LT Plan also allows for the award of performance share units (“PSUs”). Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of performance share units issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period and adjusted for changes in the number of shares expected to be issued if changes in performance are expected. During the first quarter, 36 thousand PSUs were granted and are being expensed based on the assumption that the Company will reach the targeted 7% earnings per share growth rate at which 50% of the maximum award will be granted.
Total compensation expense recognized in the Condensed Consolidated Statement of Income for all equity based compensation programs was $1.6 million and $1.0 million in the first quarters of 2008 and 2007, respectively.
Note C: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, unvested restricted shares, and other stock-based awards.

	Three months ended
(in thousands)	March 31,
	2008	2007

Weighted average shares outstanding – basic	18,026	17,729
Restricted shares and shares contingently issuable upon exercise of options	382	513

Weighted average shares outstanding — diluted	18,408	18,242

There were approximately 11 thousand and 13 thousand antidilutive stock-based awards outstanding in the first quarter of 2008 and 2007, respectively.

Note D: Employee Benefit Plans
Included as charges against income for the three months ended March 31, 2008 and 2007 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended
(in thousands)	March 31,
	2008	2007

Service cost	$637	$665
Interest cost	824	784
Expected return on plan assets	(1,269)	(1,141)
Amortization of prior service cost	(155)	(159)
Recognized net actuarial loss	127	304

Benefit cost	$164	$453

	Postretirement Benefits
	Three months ended
(in thousands)	March 31,
	2008	2007

Service cost	$88	$109
Interest cost	279	291
Amortization of prior service cost	(128)	(128)
Recognized net actuarial loss	127	198

Benefit cost	$366	$470

The Company made no contributions to its defined benefit pension plan in either of the first quarters of 2008 or 2007. The Company currently expects to make a total contribution of approximately $5.0 million in fiscal 2008, which exceeds the required minimum contribution. The Company contributed $7.0 million in fiscal 2007.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In each of the first quarters of 2008 and 2007, payments of $0.2 million were made by the Company.
Note E: Segment Information
Results of Operations — Segment Disclosures
(in thousands)

	Grain &		Plant	Turf &
First Quarter 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$499,123	$35,011	$105,469	$39,661	$33,737	$—	$713,001
Inter-segment sales	3	129	5,456	417	—	—	6,005
Equity in earnings of affiliates	8,636	—	3	—	—	—	8,639
Other income (loss), net	2,537	178	143	93	147	(214)	2,884
Interest expense (income) (a)	6,303	981	538	425	190	685	9,122
Operating income (loss)	2,233	6,426	7,540	2,000	(3,377)	(2,406)	12,416
Identifiable assets	1,003,776	219,343	235,622	81,216	56,568	65,017	1,661,542

	Grain &		Plant	Turf &
First Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$243,943	$25,916	$66,560	$36,304	$33,780	$—	$406,503
Inter-segment sales	—	202	3,853	460	—	—	4,515
Equity in earnings of affiliates	2,829	—	3	—	—	—	2,832
Other income, net	5,985	91	153	62	160	3,422	9,873
Interest expense (income) (a)	3,133	1,373	354	483	182	(503)	5,022
Operating income (loss)	10,170	3,008	431	1,800	(2,287)	1,045	14,167
Identifiable assets	485,034	175,492	156,651	74,722	58,227	40,232	990,358

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate at which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Note F: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in six limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The Company has marketing agreements with three ethanol LLCs under which the Company markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties. Substantially all of these purchases and subsequent sales are done through forward contracts on matching terms and, therefore, the Company does not recognize any gross profit on the sales transactions. The Company’s total ethanol sales include direct ship sales made on behalf of the LLCs. The direct ship sales are sales of ethanol purchased from unaffiliated third party producers and traded. For the three months ended March 31, 2008 and 2007, sales of ethanol for the Company were $102.6 million and $28.7 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination and distillers’ dried grains marketing agreements with each of the ethanol LLCs for which it receives a unit based fee.
In the first quarter of 2008, the Company invested an additional $20.5 million in Lansing Trade Group, LLC and now holds a 48% interest, an increase of 6% from March 31, 2007. The following table presents summarized financial information of this investment as it qualified as a significant subsidiary for the three months ended March 31, 2008.

	Three months ended
(in thousands)	March 31,
	2008	2007

Sales	$985,074	$834,998
Gross profit	26,521	10,745
Income from continuing operations	10,961	3,257
Net income (loss)	10,961	3,257
The following table presents summarized financial information of The Andersons Clymers Ethanol LLC (“TACE”), as it too qualified as a significant subsidiary for the three months ended March 31, 2008.

	Three months ended
(in thousands)	March 31,
	2008	2007

Sales	$67,196	$—
Gross profit	11,917	(583)
Income from continuing operations	10,106	(2,646)
Net income (loss)	10,106	(2,646)
The following table presents summarized financial information for The Andersons Albion Ethanol LLC, as it qualified as a significant subsidiary for the three months ended March 31, 2007.

	Three months ended
(in thousands)	March 31,
	2008	2007

Sales	$36,895	$33,762
Gross profit	5,490	9,062
Income from continuing operations	4,109	7,529
Net income (loss)	4,109	7,529

The following table summarizes income earned from the Company’s equity method investments by entity.

	% ownership at	Three months ended
(in thousands)	March 31, 2008	March 31,
	(direct and indirect)	2008	2007

The Andersons Albion Ethanol LLC	49%	$2,031	$3,154
The Andersons Clymers Ethanol LLC	37%	3,723	(959)
The Andersons Marathon Ethanol LLC	50%	(2,498)	(360)
Lansing Trade Group LLC	48%	5,264	1,404
Other	23%-33%	119	(407)

Total		$8,639	$2,832

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended
(in thousands)	March 31,
	2008	2007

Sales and revenues	$115,095	$27,888
Purchases of product	99,415	28,311
Lease income	1,479	970
Labor and benefits reimbursement (a)	2,491	1,184
Accounts receivable at March 31,	15,992	4,314
Accounts payable at March 31,	11,128	5,791

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note G: Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as an exit price, establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis. SFAS 157 is effective for items that are recognized or disclosed at fair value on a non-recurring basis beginning January 1, 2009.
SFAS 157 defines fair value as an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, SFAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs (e.g., a reporting entity’s own data).
In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at March 31, 2008.

	(in thousands)
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$34,765	$—	$—	$34,765
Commodity derivatives, net	—	164,489	7,231	171,720
Net margin deposit assets	65,932		—	65,932
Net margin deposit liabilities	—	(17,761)	—	(17,761)
Other assets and liabilities (a)	12,215	—	(1,864)	10,351

Total	$112,912	$146,728	$5,367	$265,007

(a)	Included in other assets and liabilities is restricted cash, interest rate derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	Interest rate	Commodity
	derivatives	derivatives, net	Total

Asset (liability) at December 31, 2007	$(1,167)	$5,561	$4,394
Realized gains (losses) included in earnings	(152)	3,760	3,608
Unrealized losses included in other comprehensive income	(545)	—	(545)
Transfers from level 2	—	161	161
Contracts cancelled, transferred to accounts receivable	—	(1,837)	(1,837)
Impairment included in earnings	—	(414)	(414)

Asset (liability) at March 31, 2008	$(1,864)	$7,231	$5,367

All of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Our net commodity derivatives primarily consist of contracts that we have with our producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Board of Trade (“CBOT”) or the New York Merchantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although counterparty risk is present in each of these commodity contracts, based on our historical experience with our producers and customers and our knowledge of their businesses, we do not view counterparty risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where we believe that counterparty risk is higher (based on our past or present experience with a customer or our knowledge of the customer’s operations or financial condition), we classify these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, record estimated fair value adjustments based on our internal projections and views of these contracts. We review our counterparty risk on commodity contracts on a quarterly basis.
Net margin deposit assets reflect the fair value of the futures and options contracts that we have through the CBOT, net of the cash collateral that we have in our margin account with them.
Net margin deposit liabilities reflect the fair value of the Company’s over-the-counter, ethanol-related futures and options contracts that we have with various financial institutions, net of the cash collateral that we have in our margin account with them. While these contracts themselves are not exchange-traded, the fair value of these contracts is estimated by reference to similar exchange-traded contracts. We do not view counterparty risk on these contracts to be significant.

Note H: Change in Estimate of Depreciable Lives
In the first quarter of 2008, the Company changed its estimate for the service lives of depreciable railcar assets leased to others. Railcars have statutory lives of either 40 or 50 years (measured from the date built) depending on type and year built. Prior to 2008, the Company’s policy for depreciating railcar assets leased to others was based on the shorter of the railcars’ remaining statutory life or 15 years. This was thought to be the most appropriate method as the Company has historically purchased older cars. Beginning in 2008, the Company has changed its estimation of the useful lives of railcar assets leased to others that have a statutory life of 50 years. These cars will be depreciated based on 80% of the railcars remaining statutory life. This change was driven by an evaluation of our historical disposal data and the fact that the Company has begun to purchase newer cars. For the first quarter of 2008, this change in estimate had the impact of reducing depreciation expense by $0.3 million, or less than $0.01 per basic and diluted share.
Note I: Subsequent Event
On April 29, 2008, the Company announced that it had signed an agreement to acquire 100% of the shares of Douglass Fertilizer & Chemical, Inc. With 2007 sales of $47 million, Douglass Fertilizer is primarily a specialty liquid nutrient manufacturer, retailer and wholesaler and operates facilities located in Florida as well as the Caribbean. This acquisition will be a part of the Plant Nutrient Group and will diversify the Group’s product line offering and expand its market outside of the traditional Midwest row crops and into Florida’s rich specialty crops.
Note J: Debt Agreements
During the first quarter of 2008, the Company borrowed $195 million under a long-term note purchase agreement. The notes were issued in three series. The first series was for $92 million at an interest rate of 4.8%, payable in full in March of 2011. The second series was for $61.5 million at an interest rate of 6.12%, payable in full in March of 2015. The last series was for $41.5 million at an interest rate of 6.78% and is payable in full in March of 2018. In addition, the Company amended its line of credit arrangement in April 2008 which now provides the Company with $655 million in short-term lines of credit and a temporary flex line, maturing in October 2008, which allows the Company an additional $247 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2007 Form 10-K, have not materially changed during the first three months of 2008 other than the changes to the Company’s fair value measurements as described in Note G: Fair Value Measurements, included elsewhere herein.

Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally.
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
Grain inventories on hand at March 31, 2008 were 60.6 million bushels, of which 11.8 million bushels were stored for others. This compares to 64.2 million bushels on hand at March 31, 2007, of which 17.8 million bushels were stored for others.
Wheat conditions for 2008, as tracked by the U.S. Department of Agriculture, for unharvested crops, are much better than 2007 with 73%, on average, rated as good to excellent for the four states where the Company has facilities, compared to only 44% at this time in 2007. The amount of winter wheat planted in 2008 increased 4% from 2007, up to 46.8 million acres. The primary harvest period for winter wheat is in the month of July.
U.S. corn acreage is expected to decrease 8% in 2008. While this is 7.6 million acres less than the amount planted in 2007, it would still be the second largest area planted since 1949. With rising commodity prices for other crops, as well as crop rotation considerations and high nutrient prices, the Company expects that some farmers will switch from corn to soybeans or wheat. According to the U.S. Department of Agriculture, soybean acreage is expected to jump 18% and wheat acreage is expected to rise 6%. Currently, the four state (Illinois, Ohio, Indiana, Michigan) planting progress for both corn and soybeans is slightly behind 2007 and significantly behind the five year average due to cold and wet weather conditions in April. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.
Unprecedented market conditions have caused grain prices to rise significantly over the past year. Many customers have forward contracts with the Company to sell grain at lower prices. Because of this, the risk of counterparty nonperformance has risen substantially. The Company will continue to monitor the nonperformance risk of its counterparties and will adjust the fair value of their open contracts if appropriate.
Production at the Greenville, Ohio ethanol plant began in February 2008, slightly behind schedule.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2008 were 23,245 compared to 21,137 at March 31, 2007. The

Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased slightly from 92.5% for the quarter ended March 31, 2007 to 93.4% for the quarter ended March 31, 2008. There are some signs that maintenance costs for the Group could be stabilizing although it is too early to tell. For the first quarter of 2008, the maintenance cost per car actually decreased compared to the same period last year. The Group will continue to monitor this trend as maintenance costs have been a significant issue for the Group for the past year.
In April 2008, operations began at the Group’s repair shop in Anaconda, Montana. This brings the total number of repair shops to six. The Group will continue to evaluate opportunities for additional repair shops in the future.
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
Weather, as well as the pricing relationship between corn, wheat and soybeans, will play an important role in the outlook for 2008 as farmers make decisions about the current crop year. High wheat and soybean prices are expected to cause some producers to switch acres from corn to soybeans, which require fewer nutrients. The Group will continue to evaluate the availability of its raw materials, primarily potash, which at this time is in tight supply. A shortage of available raw materials could impact the Group’s ability to meet customer orders.
On April 29, 2008, the Company announced that it had signed an agreement to acquire 100% of the shares of Douglass Fertilizer & Chemical, Inc. This acquisition will be a part of the Plant Nutrient Group and will diversify the Group’s product line offering and expand its geographic market outside of the traditional Midwest row crops and into Florida’s rich specialty crops.
Turf & Specialty Group
The Turf & Specialty Group produces granular fertilizer products for the professional lawn care and golf course markets. It also produces private label fertilizer and corncob-based animal bedding and cat litter for the consumer markets. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob-based products are sold throughout the year.
At the end of the fourth quarter of 2007, a new manufacturing facility, built to manufacture a patented fertilizer product primarily for use on golf course greens, became fully operational. With this increased capacity, the Group has begun the launch of several new products for the 2008 season. As mentioned previously, one of the Group’s primary raw materials, potash, is in tight supply. A shortage of available raw materials could impact the Group’s ability to meet customer orders
The 2007 cob harvest proved to be much better than prior year and the Group is expecting a reduction in the need to purchase processed cobs at higher prices which had challenged the Group last year.
Retail Group
The Retail Group includes six stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets. In the second quarter 2007, the Group opened a new specialty food store operated as “The Andersons Market,” located in the Toledo, Ohio market. The Group also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.

The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The focus for 2008 is to increase sales in all of the Group’s market areas and continue to refine its new concept food market to align with customer needs.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$713,001	$406,503
Cost of sales	660,760	362,118

Gross profit	52,241	44,385
Operating, administrative and general	39,504	37,751
Allowance for doubtful accounts	1,787	233
Interest expense	9,122	5,022
Equity in earnings of affiliates	8,639	2,832
Other income, net	2,884	9,873
Minority interest in net (income) loss of subsidiaries	(935)	83

Operating income	$12,416	$14,167

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.
Comparison of the three months ended March 31, 2008 with the three months ended March 31, 2007:
Grain & Ethanol Group

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$499,123	$243,943
Cost of sales	487,744	228,523

Gross profit	11,379	15,420
Operating, administrative and general	11,866	10,941
Allowance for doubtful accounts	1,215	73
Interest expense	6,303	3,133
Equity in earnings of affiliates	8,636	2,829
Other income, net	2,537	5,985
Minority interest in net (income) loss of subsidiaries	(935)	83

Operating income	$2,233	$10,170

Operating results for the Grain & Ethanol Group decreased $7.9 million over the results from the same period last year. Sales for the Group increased $268.0 million, or 114%, and is the result of a 34% increase in the average price per bushel of grain sold and 45% increase in volume of grain sold and a 254% increase in volume of ethanol sold. The average price per gallon of ethanol sold only increased 1%. The increase in volume is a result of sales into the ethanol industry (both sales of corn input and sales of ethanol output). Gross profit on these sales is limited to the service fees earned from origination and marketing agreements. Merchandising revenues for the Group decreased $15.0 million over the first quarter of 2007 and is the result of a decrease in basis income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first quarter of 2008, the futures prices rose at a substantially higher rate than the local spot prices. This caused the Group to incur losses on its forward purchase and sale contracts as well as its inventory. The Company expects the futures prices and the spot prices to move to a more normal historical relationship as harvest nears, and the Group expects to recover a substantial amount of this basis loss. Revenues from services provided to the Company’s ethanol LLCs increased $2.2 million and is the result of having three operational plants versus just one in the first quarter of 2007. The decrease in gross profit is a result of the decrease in basis income mentioned previously, partially offset by gains on derivative activities entered into to manage some of the risk related the Group’s investment in The Andersons Marathon Ethanol LLC (“TAME”).
Operating expenses for the Group increased $0.9 million, or 8%, over the same period in 2007 and are spread amongst several expense items and relate to growth within the Group. The allowance for doubtful accounts increased $1.1 million and relates to reserves taken against customer accounts receivable balances for contracts that were cancelled due to non-delivery.
Interest expense for the Group increased $3.2 million, or 101%, over the same period in 2007. Short-term interest on inventory space increased $2.3 million and short-term interest on borrowings used primarily to cover margin deposits increased $1.2 million. The significant increase in commodity prices is the main driver for the increased interest costs for the Group. Long-term interest for the Group decreased $0.4 million.
Equity in earnings of affiliates increased $5.8 million over the same period in 2007. The Andersons Clymers Ethanol LLC began producing ethanol in the second quarter of 2007 and the Group’s income earned from this investment increased $4.7 million over the first quarter of 2007. Lansing Trade Group LLC also had a better quarter compared to the same period last year and the Group’s income from this investment increased $3.9 million. Decreases were seen from the Group’s investments in The Andersons Albion Ethanol LLC and TAME. TAME does not manage price risk associated with its production inputs and outputs. To mitigate the Company’s share of this risk, the Company has entered into derivative contracts with external parties, the impact of which is included in gross profit. This has helped to offset a substantial portion of the Company’s $2.5 million loss realized on its investment in TAME.
Other income decreased $3.4 million over the same period last year and relates primarily to development fees earned for formation of one of the Company’s ethanol joint ventures.
Minority interest in earnings from the Group’s consolidated subsidiary increased $1.0 million. The Andersons Ethanol Investment LLC was formed in February 2007. The Company holds a 66% interest in this entity.
Rail Group

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$35,011	$25,916
Cost of sales	23,860	18,287

Gross profit	11,151	7,629
Operating, administrative and general	3,466	3,352
Allowance for doubtful accounts	456	(13)
Interest expense	981	1,373
Other income, net	178	91

Operating income	$6,426	$3,008

Operating results for the Rail Group increased $3.4 million over the results from the same period last year. Leasing revenues increased $1.9 million, car sales increased $4.5 million and sales in the Group’s repair and fabrication shops increased $2.7 million. The increase in leasing revenues is attributable to the increase in the number of cars in the Group’s rail fleet and has been partially offset by decreasing lease rates for renewals. The Group sold several railcars in a non-recourse financing deal during the quarter, which explains the significant increase in car sales. The increase in sales in the Group’s repair and fabrication shops is due partially to the addition of a new shop in the second half of 2007 as well as a significant increase in the Group’s fabrication business.
Gross profit for the Group increased $3.5 million, or 46% over the same period last year. Gross profit in the leasing business increased $1.6 million and can be attributed to the increased cars in the Group’s rail fleet. In spite of the increased number of cars, maintenance expense remained flat compared to the first quarter of 2007, and we believe is a positive sign that maintenance costs per car have started to stabilize and even decrease. It is too early to tell at this point if this will be an ongoing trend. This decrease for the quarter contributed to an increase in the margin percentage of over 4%. Gross profit on car sales increased $1.3 million for the quarter and is entirely attributable to the increase in sales. Margin on these sales remained flat. Gross profit in the repair and fabrication shops increased $0.7 million
Operating expenses for the Group increased $0.1 million, or 3%, over the same period last year. The Group’s allowance for doubtful accounts increased $0.5 million. Interest expense decreased $0.4 million as the Group continues to pay off its long-term debt.
Plant Nutrient Group

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$105,469	$66,560
Cost of sales	91,791	61,135

Gross profit	13,678	5,425
Operating, administrative and general	5,716	4,663
Allowance for doubtful accounts	30	133
Interest expense	538	354
Equity in earnings of affiliates	3	3
Other income, net	143	153

Operating income	7,540	$431

Operating results for the Plant Nutrient Group increased $7.1 million over the same period last year. Sales increased $38.4 million, or 59%, due to a combination of a 65% increase in the average price per ton sold partially offset by a 4% decrease in volume. The significant increase in the commodities markets for the fertilizers that the Group sells has caused the substantial increase in average selling price per ton. Merchandising revenues increased $0.5 million, or 40%, due to increased storage income. Gross profit for the Group increased $8.3 million, or 152%, due to a 5% increase in the gross margin percentage, driven primarily by the increased selling price.
Operating expenses for the Group increased $1.0 million, or 23%, over the same period last year. Approximately half of this increase relates to increased performance incentives due to the Group’s significantly improved operating results. The remaining increase is spread across several expense categories.
Interest expense for the Group increased $0.2 million, or 52%, due to the Group’s increased use of working capital.

Turf & Specialty Group

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$39,661	$36,304
Cost of sales	32,735	30,233

Gross profit	6,926	6,071
Operating, administrative and general	4,525	3,813
Allowance for doubtful accounts	69	37
Interest expense	425	483
Other income, net	93	62

Operating income	$2,000	$1,800

Operating results for the Turf & Specialty Group increased $0.2 million over results from the same period last year. Sales and merchandising revenues in the lawn fertilizer business increased $3.4 million, or 10%, due to a combination of increased volume and an increase in the average price per ton sold. The new product lines introduced in 2007 are been favorably received and are contributing to the increase in volume. Sales in the cob business remained flat compared to the first quarter of 2007. While volume decreased 14%, the Group was able to offset this with a 15% increase in the average price per ton sold. Gross profit for the Group increased $0.9 million, or 14%, over the same period last year and is attributable to a nearly 1% increase in margin due to the product mix change.
Operating expenses for the Group increased $0.7 million, or 19%, over the same period last year. This increase is spread across several expense categories and relate primarily to the new product lines added last year.
Retail Group

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$33,737	$33,780
Cost of sales	24,630	23,940

Gross profit	9,107	9,840
Operating, administrative and general	12,424	12,102
Allowance for doubtful accounts	17	3
Interest expense	190	182
Other income, net	147	160

Operating loss	$(3,377)	$(2,287)

Operating results for the Retail Group decreased $1.1 million over results from the same period last year. Sales and merchandising revenues remained relatively flat in spite of the addition of the new market store which opened in the second quarter of 2007. Same store sales were down 4.9% and decreases were experienced in each of the Group’s market areas. Customer counts were down 6% for the quarter, however, the average sale per customer increased 5%. Gross profit decreased $0.7 million, or 7%. A 2% decrease in margin, as well as weak economic conditions and local competition, all played a significant role in the decreased results for the quarter. Operating expenses for the Group increased only 3% in spite of the addition of the new market store due to the Group’s continued efforts to reduce costs.

Other

	Three months ended
(in thousands)	March 31,
	2008	2007
Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,507	2,880
Interest expense (income)	685	(503)
Other income (loss), net	(214)	3,422

Operating income	$(2,406)	$1,045

Net corporate operating expenses not allocated to business segments decreased $1.4 million over the same period last year due primarily to the increased charitable contribution expense recorded in the first quarter of 2007 with the donation of the Company’s available-for-sale securities. The Company normally expenses its charitable giving donation throughout the year as the Company recognizes income. The charitable donation in 2007 accelerated that recognition.
The increase in interest expense is a result of significantly increased borrowings as well as the timing of certain interest expenses that are passed back to the operating Groups.
Other income decreased $3.6 million and is primarily a combination of a $3.0 million gain realized in the first quarter of 2007 on the donation of the Company’s available-for-sale securities, as well as current period losses of $0.4 million on the Company’s Deferred Compensation Plan assets.
As a result of the above, pretax income of $12.4 million for the first quarter of 2008 was $1.8 million lower than pretax income of $14.2 million recognized in the first quarter of 2007. Income tax expense of $4.6 million was provided at 37.0%. The Company anticipates that its 2008 effective annual rate will be 36.9%. In the first quarter of 2007, income tax expense of $4.9 million was provided at a rate of 34.8%. The Company’s actual 2007 effective tax rate was 35%. The primary driver behind the change in the effective tax rate for the quarter and the anticipated annual rate as compared to the same periods last year relate to tax benefits received from the charitable donation of certain available-for-sale securities.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $222.5 million in the first three months of 2008, a change from a use of cash of $89.0 million in the first three months of 2007. Net working capital at March 31, 2008 was $275.3 million, a $97.6 million increase from December 31, 2007 and a $114.2 million increase from March 31, 2007. Short-term borrowings used to fund operations increased $214.0 million compared to the same period in 2007. The substantial working capital increase is due to the borrowing of additional long-term debt to fund current liabilities as well as the significant increase in commodity and fertilizer values.
The Company made income tax payments of $7.7 million in the first quarter of 2008 and expects to make payments totaling approximately $30.2 million for the remainder of 2008.
Investing Activities
Total capital spending for 2008 on property, plant and equipment within the Company’s base businesses is expected to be approximately $36.7 million and include $4.7 million and $3.7 million for expansion and improvements in the Plant Nutrient Group and Rail Group, respectively. The remaining amount of $28.3 million will be spent on numerous assets and projects, none of which the Company expects to be in excess of $1.0 million.
In addition, the Company invested $27.6 million in the purchase of additional railcars and related leases, partially offset by financings of $1.7 million, and expects continued investments throughout the remainder of the year.

The Company increased its investment in Lansing Trade Group LLC in the first quarter of 2008 by $20.5 million. The Company now holds a 48% interest.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2008, to provide the Company with $655 million in short-term lines of credit. The agreement also includes a temporary flex line, maturing October 2008, allowing the Company an additional $247 million. The Company had drawn $390.0 million on its short-term line of credit at March 31, 2008. Peak short-term borrowings for the Company to date are $666.9 million on March 12, 2008. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. In addition, the Company entered into a $195 million long-term note purchase agreement during the first quarter of 2008. Escalating commodity and fertilizer prices have created the significant increase in cash needs for the Company.
A cash dividend of $0.0475 per common share was paid in the first three quarters of 2007. A cash dividend of $0.0775 was paid in the fourth quarter of 2007 and the first quarter of 2008. On February 22, 2008, the Company declared a cash dividend of $0.0775 per common share payable on April 22, 2008 to shareholders of record on April 1, 2008. During the first three months of 2008, the Company issued approximately 97 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at March 31, 2008. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
Because the Company is a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on the profitability of the Company. In addition, periods of high grain prices and/or unfavorable market conditions could require the Company to make additional margin deposits on its exchange traded futures contracts. Conversely, in periods of declining prices, the Company receives a return of cash. The marketability of Company’s grain inventories and the availability of short-term lines of credit enhance the Company’s liquidity. In the opinion of management, the Company’s liquidity is adequate to meet short-term and long-term needs.
Contractual Obligations
Future payments due under debt and lease obligations and other commitments as of March 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	4-5 years	years	Total
Long-term debt	$9,627	$119,189	$25,376	$134,783	$288,975
Long-term debt, securitized non-recourse	13,681	26,047	24,485	1,135	65,348
Interest obligations	19,151	34,527	20,496	27,332	101,506
Uncertain tax positions	725	705	1	—	1,431
Capital lease obligations	154	—	—	—	154
Operating leases	26,556	45,998	29,202	25,578	127,334
Purchase commitments (a)	1,343,953	242,447	2,950	—	1,589,350
Other long-term liabilities (b)	6,462	3,139	3,339	6,821	19,761

Total contractual cash obligations	$1,420,309	$472,052	$105,849	$195,649	$2,193,859

(a)	Includes the value of purchase obligations in the Company’s operating units, including $1,090.5 million for the purchase of grain from producers and $414.0 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2008 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. The Company has considered recent payment trends and actuarial assumptions in its estimates of postretirement payments through March 2013. We have not estimated pension contributions beyond 2008 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $9.2 million at March 31, 2008, of which $8.1 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above within long-term debt.
Approximately 86% of the operating lease commitments above relate to 8,186 railcars and 17 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
The Company is subject to various loan covenants highlighted previously. The Company is and has been in compliance with such covenants. Noncompliance could result in default under the documents governing such indebtedness and acceleration of long-term debt payments. The Company anticipates it will continue to be in compliance with all of its covenants.
Off-Balance Sheet Transactions
The Company’s Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company or leased by the Company from a financial intermediary are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase at the end of the lease.
The following table describes the Company’s railcar and locomotive positions at March 31, 2008:

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet — current	142
Owned-railcar assets leased to others	On balance sheet — noncurrent	12,360
Railcars leased from financial intermediaries	Off balance sheet	8,186
Railcars — non-recourse arrangements	Off balance sheet	2,476

Total Railcars		23,164

Locomotive assets leased to others	On balance sheet - noncurrent	25
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives — non-recourse arrangements	Off balance sheet	39

Total Locomotives		81

In addition, the Company manages 586 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by demand for ethanol, population growth and higher standards of living, and global production of similar competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of entering into economic hedges of its inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for economic hedging has historically had a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is managed by the Company using a daily grain position report to constantly monitor the Company’s position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent risk that cannot be directly hedged. The Company’s accounting policy for its futures and options contracts, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

(in thousands)	March 31, 2008	December 31, 2007
Net long (short) position	$1,639	$5
Market risk	164	1
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

(in thousands)	March 31, 2008	December 31, 2007
Fair value of long-term debt and interest rate contracts	$355,880	$211,661
Fair value in excess of (less than) carrying value	(461)	(2,795)
Market risk	873	3,339
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2008, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the first quarter of 2008.
Part II. Other Information
Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2007 10-K (Item 1A). There have been no material changes in the risk factors set forth therein.
Item 5. Other Information
(a)	On March 1, 2008, the Company granted stock only stock appreciation rights (“SOSAR’s) with an exercise price of $46.26 per share to its officers, directors and other members of management and performance share units (PSU’s) valued at $46.26 to its officers. The Company also granted restricted shares to employees who were not executive officers. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	SOSAR’s	PSU’s	Restricted Shares
Michael J. Anderson	20,000	12,000	—
Richard R. George	3,150	1,890	—
Gary L. Smith	3,150	1,890	—
Harold M Reed	6,675	4,100	—
Rasesh H. Shah	6,000	3,600	—
Executive Group	60,025	36,005	—
Non-executive director group	33,000	—	—
Non-executive officer employee group	59,105	—	17,900
(b) None.
Item 6. Exhibits
(a) Exhibits

No.	Description

10.31	Form of Stock Only Stock Appreciation Rights Agreement

10.32	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: May 9, 2008	By	/s/ Michael J. Anderson

Michael J. Anderson
President and Chief Executive Officer

Date: May 9, 2008	By	/s/ Richard R. George

Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: May 9, 2008	By	/s/ Gary L. Smith

Gary L. Smith
Vice President, Finance and Treasurer
(Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.31	Form of Stock Only Stock Appreciation Rights Agreement

10.32	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350