Form 10-Q
period 2008-06-30
ANDERSONS INC
filed 2008-08-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The registrant had approximately 18.1 million common shares outstanding, no par value, at July 31, 2008.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007

Current assets:
Cash and cash equivalents	$33,379	$22,300	$28,945
Restricted cash	3,664	3,726	3,756
Accounts and notes receivable, net	194,243	106,257	138,451
Margin deposits, net	79,017	20,467	27,139
Inventories:
Grain	230,781	376,739	124,530
Agricultural fertilizer and supplies	119,680	63,325	35,693
Lawn and garden fertilizer and corncob products	22,043	29,286	18,906
Railcar repair parts	3,519	4,054	3,524
Retail merchandise	30,463	29,182	32,963
Other	353	318	309

	406,839	502,904	215,925
Commodity derivative assets – current	493,571	205,956	47,634
Railcars available for sale	1,971	1,769	4,071
Deferred income taxes	4,827	2,936	--
Prepaid expenses and other current assets	33,632	38,576	22,236

Total current assets	1,251,143	904,891	488,157

Other assets:
Pension asset	7,229	10,714	1,531
Commodity derivative asset – noncurrent	84,297	29,458	27,169
Other assets and notes receivable, net	11,655	7,892	8,266
Investments in and advances to affiliates	137,121	118,912	96,680

	240,302	166,976	133,646
Railcar assets leased to others, net	152,879	153,235	146,567
Property, plant and equipment:
Land	13,560	11,670	12,126
Land improvements and leasehold improvements	37,224	36,031	34,772
Buildings and storage facilities	114,786	109,301	107,423
Machinery and equipment	144,767	137,639	134,833
Software	8,631	7,450	7,296
Construction in progress	3,258	6,133	7,202

	322,226	308,224	303,652
Less allowances for depreciation and amortization	(212,080)	(208,338)	(204,535)

	110,146	99,886	99,117

Total assets	$1,754,470	$1,324,988	$867,487

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007

Current liabilities:
Short-term borrowings	$432,500	$245,500	$77,000
Accounts payable for grain	76,409	143,479	33,262
Other accounts payable	168,466	115,016	107,858
Customer prepayments and deferred revenue	29,925	38,735	18,417
Commodity derivative liabilities – current	160,611	122,488	39,481
Accrued expenses	51,340	38,176	30,704
Deferred income taxes – current	--	--	402
Current maturities of long-term debt – non-recourse	13,175	13,722	13,357
Current maturities of long-term debt	11,481	10,096	11,196

Total current liabilities	943,907	727,212	331,667

Deferred income and other long-term liabilities	3,910	6,172	3,705
Commodity derivative liabilities – noncurrent	19,923	2,090	26,002
Employee benefit plan obligations	19,880	18,705	21,617
Long-term debt – non-recourse, less current maturities	47,934	56,277	64,382
Long-term debt, less current maturities	281,496	133,195	87,150
Deferred income taxes	29,268	24,754	14,825

Total liabilities	1,346,318	968,405	549,358

Minority interest	12,471	12,219	13,120

Shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	--	--	--
Additional paid-in-capital	171,571	168,286	164,205
Treasury shares (1,074; 1,195, and 1,316 shares at 6/30/08, 12/31/07 and 6/30/07, respectively; at cost)	(16,242)	(16,670)	(16,354)
Accumulated other comprehensive loss	(10,099)	(7,197)	(11,518)
Retained earnings	250,355	199,849	168,580

	395,681	344,364	305,009

Total liabilities, minority interest and shareholders’ equity	$1,754,470	$1,324,988	$867,487

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales and merchandising revenues	$1,100,700	$634,214	$1,813,701	$1,040,717
Cost of sales and merchandising revenues	980,363	562,378	1,641,123	924,496

Gross profit	120,337	71,836	172,578	116,221

Operating, administrative and general expenses	49,109	40,196	88,695	77,947
Allowance for doubtful accounts	864	411	2,569	644
Interest expense	8,521	4,190	17,643	9,212
Other income/gains:
Equity in earnings of affiliates	7,781	4,823	16,420	7,655
Other income, net	2,155	7,068	5,039	16,941
Minority interest in net (income) loss of subsidiaries	682	433	(253)	516

Income before income taxes	72,461	39,363	84,877	53,530
Income tax expense	26,835	13,875	31,428	18,803

Net income	$45,626	$25,488	$53,449	$34,727

Per common share:
Basic earnings	$2.53	$1.43	$2.96	$1.96

Diluted earnings	$2.48	$1.40	$2.91	$1.90

Dividends paid	$0.0775	$0.0475	$0.155	$0.095

Weighted average shares outstanding – basic	18,065	17,792	18,046	17,761

Weighted average shares outstanding - diluted	18,380	18,245	18,383	18,260

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30,
	2008	2007

Operating Activities
Net income	$53,449	$34,727
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	13,900	12,747
Allowance for doubtful accounts receivable	2,569	644
Minority interest in income (loss) of subsidiaries	253	(516)
Equity earnings of unconsolidated affiliates, net of distributions received	2,391	(1,351)
Realized gains on sales of railcars and related leases	(3,317)	(5,048)
Excess tax benefit from share-based payment arrangement	(1,502)	(2,804)
Deferred income taxes	2,010	1,219
Stock based compensation expense	2,657	2,182
Gain on donation of equity securities	--	(4,773)
Other	6	(22)
Changes in operating assets and liabilities:
Accounts and notes receivable	(69,946)	(51,397)
Inventories	102,443	80,532
Commodity derivatives and margin deposits	(345,048)	15,310
Prepaid expenses and other assets	4,586	8,701
Accounts payable for grain	(67,071)	(62,653)
Other accounts payable and accrued expenses	46,559	11,506

Net cash (used in) provided by operating activities	(256,061)	39,004

Investing Activities
Acquisition of business, net of $0.3 million cash acquired	(6,699)	--
Purchases of railcars	(55,123)	(37,213)
Proceeds from sale or financing of railcars and related leases	41,331	36,319
Purchases of property, plant and equipment	(7,833)	(10,467)
Proceeds from sale of property, plant and equipment and other	129	892
Investments in affiliates	(20,600)	(36,249)

Net cash used in investing activities	(48,795)	(46,718)

Financing Activities
Net increase in short-term borrowings	187,000	2,000
Proceeds received from minority interest	--	13,673
Proceeds received from issuance of long-term debt	201,535	6,216
Payments on long-term debt	(61,574)	(4,268)
Payments of non-recourse long-term debt	(8,891)	(7,256)
Proceeds from issuance of treasury shares to employees and directors	1,057	1,781
Payments of debt issuance costs	(1,893)	--
Dividends paid	(2,801)	(1,689)
Excess tax benefit from share-based payment arrangement	1,502	2,804

Net cash provided by financing activities	315,935	13,261

Increase in cash and cash equivalents	11,079	5,547
Cash and cash equivalents at beginning of period	22,300	23,398

Cash and cash equivalents at end of period	$33,379	$28,945

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Shares	Capital	Shares	Loss	Earnings	Total

Balance at December 31, 2006	$ 96	$159,941	$(16,053)	$(9,735)	$135,926	$270,175

Net income					68,784	68,784
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281		5,281
Cash flow hedge activity (net of income tax of $149)				(254)		(254)
Unrealized gains on investment (net of income tax of $305)				519		519
Disposal of equity securities (net of income tax of $1,766)				(3,008)		(3,008)

Comprehensive income						71,322
Impact of adoption of FIN 48					(383)	(383)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)			7,728
Dividends declared ($0.25 per common share)					(4,478)	(4,478)

Balance at December 31, 2007	96	168,286	(16,670)	(7,197)	199,849	344,364

Net income					53,449	53,449
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $1,716)				(2,921)		(2,921)
Cash flow hedge activity (net of income tax of $11)				19		19

Comprehensive income						50,547
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,821 (121 shares)		3,285	428			3,713
Dividends declared ($0.1625 per common share)					(2,943)	(2,943)

Balance at June 30, 2008	$ 96	$171,571	$(16,242)	$(10,099)	$250,355	$395,681

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note A: Basis of Presentation and Consolidation
These unaudited condensed consolidated financial statements include the accounts of The Andersons, Inc. and its wholly and majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
The year-end condensed consolidated balance sheet data at December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of June 30, 2007 has been included as the Company operates in several seasonal industries.
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
In the fourth quarter of 2007, the Company discovered that certain costs within the Rail Group were erroneously recorded in cost of sales rather than in operating, administrative and general expense. These amounts have been reclassified to the proper income statement lines and the income statements for the three and six months ended June 30, 2007 have been revised to conform to the current presentation. These reclassifications are not considered material and had no effect on the balance sheet, net income, statement of cash flows or shareholders’ equity as previously reported.
Note B: FSP FIN 39-1
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP
FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures, options or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP 39-1 and consistent with the balance sheets presented herein, the Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At June 30, 2008, December 31, 2007 and June 30, 2007, the margin deposit assets and margin deposit liabilities consisted of the following:

	June 30, 2008		December 31, 2007		June 30, 2007
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
	assets	liabilities	assets	liabilities	assets	liabilities

Cash collateral	$276,285	$45,884	$114,933	$11,673	$24,239	$--
Fair value of derivatives	(197,268)	(70,257)	(94,466)	(24,466)	2,900	--
Balance at end of period	$79,017	$(24,373)	$20,467	$(12,793)	$27,139	--
Note C: Earnings Per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, unvested restricted shares, and other stock-based awards.

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding – basic	18,065	17,792	18,046	17,761
Restricted shares and shares contingently issuable upon exercise of options	315	453	337	499

Weighted average shares outstanding - - diluted	18,380	18,245	18,383	18,260

There were approximately 59,000 and 28,000 anti-dilutive stock-based awards outstanding in the second quarter of 2008 and 2007, respectively. In the first six months of 2008 and 2007, there were approximately 28,000 and 5,000, respectively, anti-dilutive stock-based awards outstanding.
Note D: Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2008 and 2007 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Six months ended
(in thousands)	June 30		June 30,
	2008	2007	2008	2007

Service cost	$696	$665	$1,333	$1,329
Interest cost	983	784	1,807	1,568
Expected return on plan assets	(1,249)	(1,141)	(2,518)	(2,283)
Amortization of prior service cost	(155)	(159)	(310)	(317)
Recognized net actuarial loss	345	232	472	536

Benefit cost	$620	$381	$784	$833

	Postretirement Benefits
	Three months ended		Six months ended
(in thousands)	June 30		June 30,
	2008	2007	2008	2007

Service cost	$100	$109	$187	$218
Interest cost	283	290	562	581
Amortization of prior service cost	(127)	(127)	(255)	(255)
Recognized net actuarial loss	178	198	305	396

Benefit cost	$434	$470	$799	$940

The Company made contributions to its defined benefit pension plan of $1.3 million in the first six months of 2008 and 2007. The Company currently expects to make a total contribution of approximately $5.0 million in fiscal 2008, which exceeds the required minimum contribution. The Company contributed $7.0 million in fiscal 2007.

The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. The Company made payments of $0.2 million in both the second quarters of 2008 and 2007. For the six months ended June 30, 2008 and 2007, the Company made payments of $0.4 million and $0.5 million, respectively.
Note E: Segment Information

	Results of Operations – Segment Disclosures
	(in thousands)
	Grain &		Plant	Turf &
Second Quarter 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$695,787	$42,941	$273,501	$35,915	$52,556	$--	$1,100,700
Inter-segment sales	7	104	1,973	333	--	--	2,417
Equity in earnings of affiliates	7,780	--	1	--	--	--	7,781
Other income, net	1,222	340	180	96	161	156	2,155
Interest expense (income) (a)	6,684	1,082	1,555	397	217	(1,414)	8,521
Income (loss) before income taxes	19,994	4,874	47,369	1,882	3,360	(5,018)	72,461
Identifiable assets	1,124,226	205,178	257,003	58,533	54,116	55,414	1,754,470

	Grain &		Plant	Turf &
Second Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$323,580	$42,445	$182,908	$30,394	$54,887	$--	$634,214
Inter-segment sales	--	272	937	376	--	--	1,585
Equity in earnings of affiliates	4,823	--	--	--	--	--	4,823
Other income, net	3,538	431	300	133	158	2,508	7,068
Interest expense (a)	1,079	1,701	524	454	285	147	4,190
Income (loss) before income taxes	11,981	6,902	17,117	706	3,616	(959)	39,363
Identifiable assets	394,614	189,270	127,025	50,043	59,443	47,092	867,487

	Grain &		Plant	Turf&
Six months ended 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,194,910	$77,952	$378,970	$75,576	$86,293	$--	$1,813,701
Inter-segment sales	10	233	7,429	750	--	--	8,422
Equity in earnigs of affiliates	16,417	--	3	--	--	--	16,420
Other income (loss), net	3,758	518	324	189	308	(58)	5,039
Interest expense (income) (a)	12,988	2,062	2,093	822	406	(728)	17,643
Income (loss) before income taxes	22,227	11,300	54,909	3,882	(17)	(7,424)	84,877

	Grain &		Plant	Turf &
Six months ended 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$567,523	$68,361	$249,468	$66,698	$88,667	$--	$1,040,717
Inter-segment sales	--	474	4,791	835	--	--	6,100
Equity in earnings of affiliates	7,652	--	3	--	--	--	7,655
Other income, net	9,523	522	453	195	318	5,930	16,941
Interest expense (income) (a)	4,212	3,074	878	937	467	(356)	9,212
Income before income taxes	22,151	9,910	17,548	2,506	1,329	86	53,530
(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate at which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Note F: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in six limited liability companies that are accounted for under the equity method. The Company’s investment in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The Company has marketing agreements with three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties. Substantially all of these purchases and subsequent sales are done through forward contracts on matching terms and, therefore, the Company does not recognize any gross profit on the sales transactions. For the three months ended June 30, 2008 and 2007, sales of ethanol were $120.7 million and $56.9 million, respectively. For the six months ended June 30, 2008 and 2007, sales of ethanol for the Company were $223.3 million and $85.6 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, in which the Company originates 100% of the corn used in production for each ethanol LLCs as well as distillers’ dried grains (“DDG”) marketing agreements in which the Company markets 100% of the DDG produced. For each of the services, the Company receives a unit based fee.
The following table summarizes income earned from the Company’s equity method investments by entity.

	% ownership
	at	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30,		June 30,
	direct /indirect	2008	2007	2008	2007

The Andersons Albion Ethanol LLC (“TAAE”)	49%	$1,740	$4,135	$3,771	$7,290
The Andersons Clymers Ethanol LLC (“TACE”)	37%	2,245	(123)	5,968	(1,082)
The Andersons Marathon Ethanol LLC (“TAME”)	50%	(2,618)	(367)	(5,115)	(728)
Lansing Trade Group LLC (“LTG”)	50%	6,413	1,178	11,677	2,582
Other	23%-33%	1	--	119	(407)

Total		$7,781	$4,823	$16,420	$7,655

The Company, along with another strategic partner, formed The Andersons Ethanol Investment LLC (“TAEI”) in February of 2007. The Company has a 66% ownership in TAEI, which is a consolidated subsidiary. TAEI was formed to hold a 50% investment in TAME as well as carry on risk management activities by way of derivative instruments, to mitigate some of the price risk that results from the fact that TAME currently does not lock in prices for its inputs and outputs through forward contracting. Because TAEI is a consolidated subsidiary, the losses realized from TAEI’s investment in TAME, as well as the mark-to-market impact of its derivatives are shown at the full amounts on the Company’s financial statements with the offset to minority interest in net income (loss) of subsidiary. As a result of the risk management activities of TAEI, the Company was able to economically offset its share of losses from its investment in TAME by $0.4 million and $5.6 million for the three and six months ended June 30, 2008, respectively.
The Company increased its investment in Lansing Trade Group LLC in the first quarter of 2008 by $20.5 million. In July, the Company invested an additional $11.1 million and now holds a 49.9% interest.

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Sales and revenues	$157,736	$71,510	$272,831	$99,397
Purchases of product	107,221	55,064	206,636	83,375
Lease income	1,419	1,210	2,898	2,179
Labor and benefits reimbursement (a)	2,463	1,650	4,954	2,833
Accounts receivable at June 30,	12,736	15,883
Accounts payable at June 30,	24,778	6,647
(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
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
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at June 30, 2008.

(in thousands)
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$33,379	$--	$--	$33,379
Commodity derivatives, net	--	386,398	10,936	397,334
Net margin deposit assets	79,107	--	--	79,107
Net margin deposit liabilities	--	(24,373)	--	(24,373)
Other assets and liabilities (a)	9,923	--	(1,011)	8,912

Total	$122,409	$362,025	$9,925	$494,359

(a)	Included in other assets and liabilities is restricted cash, interest rate derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	Interest rate	Commodity
	derivatives	derivatives, net	Total

Asset (liability) at December 31, 2007	$(1,167)	$5,561	$4,394
Unrealized gains (losses) included in earnings	(152)	3,346	3,194
Unrealized gain included in other comprehensive income	(545)	--	(545)
Transfers from level 2	--	161	161
Contracts cancelled, transferred to accounts receivable	--	(1,837)	(1,837)

Asset (liability) at March 31, 2008	$(1,864)	$7,231	$5,367
Unrealized gains (losses) included in earnings	126	3,705	3,831
Unrealized gain included in other comprehensive income	565	--	565
New contracts entered into	162	--	162

Asset (liability) at June 30, 2008	$(1,011)	$10,936	$9,925
The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Our net commodity derivatives primarily consist of contracts that we have with our producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Board of Trade (“CBOT”) or the New York Merchantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although counterparty risk is present in each of these commodity contracts, based on our historical experience with our producers and customers and our knowledge of their businesses, we do not view counterparty risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where we believe that counterparty risk is higher (based on our past or present experience with a customer or our knowledge of the customer’s operations or financial condition), we classify these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, record estimated fair value adjustments based on our internal projections and views of these contracts. At June 30, 2008, the commodity contracts considered “level 3” are limited to a small number of customers. We review our counterparty risk on commodity contracts on a quarterly basis and adjust the fair value of these contracts to reflect our best estimate. The quantitative amount of our counterparty risk has been significantly mitigated subsequent to the end of the second quarter due to falling commodity prices.
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
Note H: Change in Estimate of Depreciable Lives
In the first quarter of 2008, the Company changed its estimate of the service lives of depreciable railcar assets leased to others. Railcars have statutory lives of either 40 or 50 years (measured from the date built)

depending on type and year built. Prior to 2008, the Company’s policy for depreciating railcar assets leased to others was based on the shorter of the railcars’ remaining statutory life or 15 years. This was thought to be the most appropriate method as the Company has historically purchased older cars. Beginning in 2008, the Company has changed its estimation of the useful lives of railcar assets leased to others that have a statutory life of 50 years. These cars will be depreciated based on 80% of the railcars remaining statutory life. This change was driven by an evaluation of our historical disposal data and the fact that the Company has begun to purchase newer cars. The impact of this change in estimate was not material to the Company’s financial results.
Note I: Business Acquisition
On May 1, 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. for $8.1 million. With 2007 sales of $47 million Douglass Fertilizer is primarily a specialty liquid nutrient manufacturer, retailer and wholesaler and operates facilities located in Florida as well as the Caribbean. Douglass Fertilizer is part of the Plant Nutrient Group and diversifies the Group’s product line offering and expands its market outside of the traditional Midwest row crops and into Florida’s specialty crops. The final purchase price for Douglass Fertilizer is subject to adjustment based on completion of the closing audit and additional acquisition costs which have not been finalized. Any adjustments are not expected to be significant. The final purchase price allocation for Douglass Fertilizer is expected to be completed in the third quarter of 2008. The preliminary purchase price allocation to assets and liabilities is as follows:

Cash	$350
Other current assets	15,779
Intangible assets	3,120
Other long term assets	924
Property, plant and equipment	9,264
Current liabilities	(8,403)
Current maturities of long term debt	(7,570)
Long term debt	(2,156)
Other long term liabilities	(3,164)

$8,144 (a)

(a)	Of the $8.1 million purchase price, $1.1 million remained in other accounts payable at June 30, 2008 to be paid upon completion of the audit.
Note J: Debt Agreements
During the first quarter of 2008, the Company borrowed $195 million under a long-term note purchase agreement. The notes were issued in three series. The first series was for $92 million at an interest rate of 4.8%, payable in full in March of 2011. The second series was for $61.5 million at an interest rate of 6.12%, payable in full in March of 2015. The last series was for $41.5 million at an interest rate of 6.78% and is payable in full in March of 2018. In addition, the Company amended its line of credit arrangement in April 2008 which now provides the Company with $655 million in short-term lines of credit and a temporary flex line, maturing in October 2008, which allows the Company an additional $247 million of borrowing capacity. At June 30, 2008, the Company had drawn $432.5 million on its line of credit.
Note K: Recently Issued Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of FSP No. EITF 03-6-1 and will apply the standard prospectively beginning in the first quarter of 2009. The impact on both basic and diluted earnings per share is not expected to be material.

In February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The Company will adopt FSP No. 157-2 beginning January 1, 2009 and is currently evaluating the impact the new standard will have on its results of operations.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2007 Form 10-K, have not materially changed during the first six months of 2008 other than the changes to the Company’s fair value measurements as described in Note G: Fair Value Measurements, included elsewhere herein.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally. See Note F for further discussion with respect to our transactions with these entities.
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
Grain inventories on hand at June 30, 2008 were 39.8 million bushels, of which 11.0 million bushels were stored for others. This compares to 43.5 million bushels on hand at June 30, 2007, of which 14.8 million bushels were stored for others.
Despite the recent flooding in the Midwest, the U.S. Department of Agriculture reports that U.S. farmers are expected to harvest nearly 79 million acres of corn and more than 72 million acres of soybeans in 2008.

This is a 9% decrease in corn acres harvested over 2007 but still the second largest area since 1944. The 72 million acres of soybeans expected to be harvested in 2008 is a 15% increase over 2007. Currently, planted corn rated as good to excellent in the four state region in which the company has facilities (Illinois, Ohio, Indiana, Michigan) was 71% compared to 49% at the same time last year. Planted soybeans rated as good to excellent is currently 61%, compared to 48% this time last year. The 2008 wheat harvest is nearly complete and the quality of the wheat being received into our facilities is good.
Unprecedented market conditions have caused grain prices to rise significantly over the past year. Many customers have forward contracts with the Company to sell grain to us at prices lower than the current market price. Because of this, the risk of counterparty nonperformance has risen substantially. The Company will continue to monitor the nonperformance risk of its counterparties and will adjust the fair value of their open contracts if appropriate. See Note G for further discussion regarding the fair value of our commodity contracts and associated counterparty risk.
In May 2008, the Company renewed its marketing agreement with Cargill, that covers certain of its grain facilities.
The ethanol industry continues to be impacted by volatility in the commodity markets for both its production inputs and outputs as well as by government policy. For the 2008 quarter and year-to-date periods, the pricing relationship between corn and ethanol has had a significant impact on the results of the Company’s ethanol LLCs. The Company will continue to monitor this volatility and its impact very closely, including any impact on the recoverability of our investments in the ethanol LLCs.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2008 were 23,840 compared to 22,654 at June 30, 2007. The Group’s average utilization rate (railcars and locomotives under management that are under lease, exclusive of railcars managed for third party investors) has increased slightly from 92.2% for the six months ended June 30, 2007 to 93.3% for the six months ended June 30, 2008. The average lease rate per car for the first six months of 2008 is comparable to those for the first six months of 2007.
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
The continued escalation in nutrient prices has played a significant role in the Plant Nutrient Group’s performance for the quarter and year-to-date and will continue to play a significant role for the remainder of the year.
On May 1, 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. This acquisition diversifies the Group’s product line offering and expands its geographic market outside of the traditional Midwest row crops and into Florida’s rich specialty crops. In addition, on August 5, 2008, the Company acquired three pelleted lime production facilities in Ohio, Illinois, and Nebraska to expand its pelleted lime capabilities.
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
At the end of the fourth quarter of 2007, a new manufacturing facility, built to manufacture a patented fertilizer product primarily for use on golf course greens, became fully operational. With this increased capacity, the Group has launched several new products for the 2008 season and sales volume is better than expected. The focus for the remainder of the year will be to keep up with the demand.
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

Operating Results

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Sales and merchandising revenues	$1,100,700	$634,214	$1,813,701	$1,040,717
Cost of sales	980,363	562,378	1,641,123	924,496

Gross profit	120,337	71,836	172,578	116,221
Operating, administrative and general	49,109	40,196	88,695	77,947
Allowance for doubtful accounts	864	411	2,569	644
Interest expense	8,521	4,190	17,643	9,212
Equity in earnings of affiliates	7,781	4,823	16,420	7,655
Other income, net	2,155	7,068	5,039	16,941
Minority interest in net (income) loss of subsidiaries	682	433	(253)	516

Income before income taxes	$72,461	$39,363	$84,877	$53,530

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.
Comparison of the three months ended June 30, 2008 with the three months ended June 30, 2007:
Grain & Ethanol Group

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$695,787	$323,580
Cost of sales	666,592	308,326

Gross profit	29,195	15,254
Operating, administrative and general	11,419	10,768
Allowance for doubtful accounts	782	220
Interest expense	6,684	1,079
Equity in earnings of affiliates	7,780	4,823
Other income, net	1,222	3,538
Minority interest in net (income) loss of subsidiaries	682	433

Income before income taxes	$19,994	$11,981

Operating results for the Grain & Ethanol Group increased $8.0 million over the results from the same period last year. Sales of grain increased $304.9 million, or 120%, and is the result of a 78% increase in the average price per bushel of grain sold and a 24% increase in volume. A majority of the volume increase is the result of corn sales to one of the ethanol LLCs that the Company has an investment in and which became operational in the first quarter of 2008. The increase in the average price per bushel sold is the result of the increased demand for corn which has caused the price of all grains to rise significantly. Sales of ethanol increased $63.8 million, or 112%, and is the result of an 89% increase in volume coupled with a 12% increase in the average price per gallon sold. The increase in volume is the result of both additional sales from ethanol produced by the ethanol LLC mentioned previously in which the Company purchases a portion of the ethanol produced and sells it to third parties, as well as increases from another ethanol LLC that became operational during the middle of the second quarter of 2007. Gross profit on both corn and ethanol sales related to the Company’s ethanol LLCs is largely limited to the service fees earned from origination and marketing agreements.
Merchandising revenues for the Group increased $1.4 million over the second quarter of 2007 and relates primarily to increased basis levels in soybeans partially offset by decreased basis levels in both corn and wheat. Basis is the difference between the local market price of a commodity and the Chicago Board of

Trade futures price. During the first quarter of 2008, the futures prices for corn, soybeans and wheat rose at substantially higher rates than the local spot prices. This caused the Group to incur losses on its forward purchase and sale contracts as well as its inventory. During the second quarter, the basis levels for soybeans appreciated, recovering some of the first quarter losses, however, for corn and wheat it did not. Revenues from services provided to the Company’s ethanol LLCs were $4.9 million, a $2.1 million increase from the second quarter 2007, and is the result of having three operational plants versus just two in the second quarter of 2007.
Gross profit for the Group increased $13.9 million, or 91%, over the second quarter of 2007 due to a combination of increased merchandising revenues and ethanol service fees mentioned previously as well as increased position income which is income from futures and options positions taken which have not been directly related to a purchase or sale commitment. These increases have been partially offset by fair value adjustments to the Company’s open commodity contracts of $4.7 million due to non-performance risk.
Operating expenses for the Group increased $0.7 million, or 6%, over the same period in 2007 and are spread amongst several expense items, primarily labor and benefits, and relate to growth within the Group. The allowance for doubtful accounts increased $0.6 million due to increases in the accounts receivable balance in total as well as some additional reserves taken for potential losses on grain contract cancellations due to non-delivery.
Interest expense for the Group increased $5.6 million over the same period in 2007. The significant increase in commodity prices and the need to cover margin calls is the main driver for the increased interest costs for the Group.
Equity in earnings of affiliates increased $3.0 million over the same period in 2007. Increases were recognized from the Group’s investments in TACE and LTG. Decreases were recognized from the Group’s investment’s in TAAE and TAME. As a result of the risk management activities of TAEI, a majority owned subsidiary that holds the 50% ownership in TAME, the Company was able to economically offset its share of losses from TAME by $0.4 million.
Other income decreased $2.3 million over the same period last year and relates to a business interruption insurance claim that was settled in the second quarter of 2007.
Rail Group

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$42,941	$42,445
Cost of sales	33,841	31,544

Gross profit	9,100	10,901
Operating, administrative and general	3,541	2,769
Allowance for doubtful accounts	(57)	(40)
Interest expense	1,082	1,701
Other income, net	340	431

Income before income taxes	$4,874	$6,902

Operating results for the Rail Group decreased $2.0 million, or 29%, over the second quarter of 2007. Leasing revenues increased $2.1 million, car sales decreased $2.2 million and sales in the Group’s repair and fabrication shops increased $0.6 million. The increase in leasing revenues is attributable to the increase in the number of cars in the Group’s rail fleet and has been partially offset by slightly decreasing lease rates for renewals. Car sales are down due to a very large sale that occurred in the second quarter of 2007. The increase in sales in the Group’s repair and fabrication shops is due partially to the addition of a new shop in the second half of 2007.
Gross profit for the Group decreased $1.8 million, or 17% over the same period last year. Gross profit in the leasing business increased $0.9 million and can be attributed to the increased cars in the Group’s rail fleet as well as a slight increase in gross profit as a percent of sales. Gross profit on car sales decreased

$3.0 million and are the result of both decreased car sales in general and the fact that sales made in the second quarter of 2008 were non-recourse financings which typically have lower gross margin percentages. Gross profit in the repair and fabrication shops increased $0.3 million
Operating expenses for the Group increased $0.8 million, or 28%, over the same period last year and were spread among several expense categories.
Interest expense for the Group decreased $0.6 million as the Group continues to pay down its non-recourse long-term debt.
Plant Nutrient Group

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$273,501	$182,908
Cost of sales	215,105	159,517

Gross profit	58,396	23,391
Operating, administrative and general	9,558	5,863
Allowance for doubtful accounts	95	187
Interest expense	1,555	524
Equity in earnings of affiliates	1	--
Other income, net	180	300

Income before income taxes	$47,369	$17,117

Operating results for the Plant Nutrient Group increased $30.3 million, or 177%, over the second quarter of 2007. Sales and merchandising revenues increased $90.6 million, or 50%, due to a combination of the addition of Douglass Fertilizer to the Group, which contributed $11.3 million in sales, and a 72% increase in the average price per ton sold. The significant price appreciation in the commodities markets for the fertilizers that the Group sells has caused the significant increase in average selling price per ton. Gross profit for the Group increased $35.0 million, or 150%, and is primarily related to the increase in selling prices and $3.6 million from Douglass Fertilizer. While the cost per ton sold has increased as well, the Group was able to position itself well through purchasing strategies and has recognized a 9% increase in margin as a percent of sales.
Operating expenses for the Group increased $3.7 million, or 63%, over the same period last year. Approximately two-thirds of this increase came with the addition of Douglass Fertilizer. The remaining increase is spread across several expense categories.
Interest expense for the Group increased $1.0 million, or 197%, over the second quarter of 2007 and is due to the increased use of working capital.

Turf & Specialty Group

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$35,915	$30,394
Cost of sales	28,649	25,227

Gross profit	7,266	5,167
Operating, administrative and general	5,047	4,104
Allowance for doubtful accounts	36	36
Interest expense	397	454
Other income, net	96	133

Income before income taxes	$1,882	$706

Operating results for the Turf & Specialty Group increased $1.2 million over results from the same period last year. Sales in the lawn fertilizer business increased $5.2 million, or 19%, due to a combination of increased volume and an increase in the average price per ton sold. The new product lines introduced in 2007 have been favorably received and are contributing to the increase in volume. Sales in the cob business increased 9%, and is also due to both an increase in volume and an increase in the average price per ton sold. Gross profit for the Group increased $2.1 million, or 41%, over the same period last year and is attributable to a 32% increase in margin per ton due to product mix changes.
Operating expenses for the Group increased $0.9 million, or 23%, over the same period last year. This increase is spread across several expense categories, primarily labor, benefits and incentive compensation, and relate primarily to the new product lines added last year.
Retail Group

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$52,556	$54,887
Cost of sales	36,176	37,764

Gross profit	16,380	17,123
Operating, administrative and general	12,956	13,372
Allowance for doubtful accounts	8	8
Interest expense	217	285
Other income, net	161	158

Income before income taxes	$3,360	$3,616

Operating results for the Retail Group decreased $0.3 million over results from the same period last year. Sales and merchandising revenues decreased $2.3 million, or 4%, over the first three months of 2007. Customer counts were down 5% while the average sale per customer remained relatively flat. Decreased sales were experienced in each of the Group’s market areas. Gross profit decreased $0.7 million, or 4%. Weak economic conditions and local competition have played a significant role in the decreased results for the quarter.
Operating expenses for the Group decreased $0.4 million, or 3%, due to the Group’s continued efforts to reduce costs.

Other

	Three months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$--	$--
Cost of sales	--	--

Gross profit	--	--
Operating, administrative and general	6,588	3,320
Interest expense (income)	(1,414)	147
Other income, net	156	2,508

Loss before income taxes	$(5,018)	$(959)

Net corporate operating expenses not allocated to business segments increased $3.3 million over the same period last year. This increase is comprised of several items including increased charitable contribution and corporate performance incentives due to Company performance and other corporate expense items not allocated to business segments.
The change in interest is a result of recovery of interest expense passed back to the operating Groups from the first quarter of 2008.
Other income decreased $2.3 million and is primarily due to the realized gain in the second quarter of 2007 on the donation of the Company’s available-for-sale securities.
As a result of the above, pretax income of $72.5 million for the second quarter of 2008 was $33.1 million higher than pretax income of $39.4 million recognized in the second quarter of 2007. Income tax expense of $26.8 million was provided at 37.0%. The Company anticipates that its 2008 effective annual rate will be 36.7%. In the second quarter of 2007, income tax expense of $13.9 million was provided at a rate of 35.2%. The Company’s actual 2007 effective tax rate was 35%. The primary driver behind the change in the effective tax rate for the quarter and the anticipated annual rate as compared to the same period last year relate to 2007 tax benefits received from the charitable donation of certain available-for-sale securities.
Comparison of the six months ended June 30, 2008 with the six months ended June 30, 2007:
Grain & Ethanol Group

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$1,194,910	$567,523
Cost of sales	1,154,336	536,849

Gross profit	40,574	30,674
Operating, administrative and general	23,337	21,706
Allowance for doubtful accounts	1,944	296
Interest expense	12,988	4,212
Equity in earnings of affiliates	16,417	7,652
Other income, net	3,758	9,523
Minority interest in net (income) loss of subsidiaries	(253)	516

Income before income taxes	$22,227	$22,151

Operating results for the Grain & Ethanol Group increased $0.1 million over the results from the same period last year. Sales of grain increased $499.0 million, or 108%, and is the result of a 57% increase in the average price per bushel of grain sold and a 33% increase in volume. Approximately half of the volume increase is the result of corn sales to one of the ethanol LLCs that the Company has an investment in and which became operational in the first quarter of 2008. The increase in the average price per bushel sold is the result of increased demand for corn which has caused the price of all grains to rise significantly.

Sales of ethanol increased $137.7 million, or 161%, and is the result of a 145% increase in volume coupled with a 7% increase in the average price per gallon sold. The increase in volume is the result of both additional sales from ethanol produced by the ethanol LLC mentioned previously in which the Company purchases a portion of the ethanol produced and sells it to third parties, as well as increases from another ethanol LLC that became operational during the middle of the second quarter of 2007. Gross profit on both corn and ethanol sales related to the Company’s ethanol LLCs are limited to the service fees earned from origination and marketing agreements.
Merchandising revenues for the Group decreased $13.6 million, or 80%, from the first six months of 2007 and is the result of a decrease in basis income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first quarter of 2008, the futures prices rose at a substantially higher rate than the local spot prices. This caused the Group to incur losses on its forward purchase and sale contracts as well as its inventory. During the second quarter, the basis levels for soybeans appreciated, recovering some of the first quarter losses, however, for corn and wheat they did not. The Company expects the futures prices and the spot prices for both corn and wheat to move to a more normal historical relationship as harvest nears, and the Group expects to recover some of the basis loss it has experienced. Revenues from services provided to the Company’s ethanol LLCs was $9.1 million, a $4.3 million increase from the first six months of 2007, and is the result of having three operational plants versus just two during the same period last year.
Gross profit for the Group increased $9.9 million, or 32%, over the first six months of 2007 due to a combination of increased ethanol service fees mentioned previously as well as increased position income which is income from futures and options positions taken which have not been directly related to a purchase or sale commitment. These increases have been partially offset by fair value adjustments to the Company’s open commodity contracts of $5.8 million due to non-performance risk.
Operating expenses for the Group increased $1.6 million, or 8%, over the first six months of 2007, and is spread across several expense items, primarily employee related costs as a result of growth. The allowance for doubtful accounts increased $1.6 million compared to the first six months of 2007 and relates primarily to reserves taken against customer receivables for contracts that were not delivered upon.
Equity in earnings from affiliates increased $8.8 million, or 115%, over the first six months of 2007. The Company’s equity income earned from both LTG and TACE saw significant increases of $9.1 million and $7.1 million, respectively. The Company’s investments in TAAE and TAME experienced decreases of $3.5 million and $4.4 million, respectively. As a result of the risk management activities of TAEI, a majority owned subsidiary that holds the 50% ownership in TAME, the Company was able to economically offset its share of losses from TAME by $5.6 million.
Other income for the Group decreased $5.8 million over the first six months of 2007 and can be attributed to two non-recurring items in 2007 related to a business interruption settlement and ethanol development fees earned.

Rail Group

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$77,952	$68,361
Cost of sales	57,701	49,831

Gross profit	20,251	18,530
Operating, administrative and general	7,007	6,127
Allowance for doubtful accounts	400	(59)
Interest expense	2,062	3,074
Other income, net	518	522

Income before income taxes	$11,300	$9,910

Operating results for the Rail Group increased 1.4 million, or 14%, over the first six months of 2007. Leasing revenues increased $4.0 million, car sales increased $2.3 million and sales in the Group’s repair and fabrication shops increased $3.3 million. The increase in leasing revenues is attributable to the increase in the number of cars in the Group’s rail fleet and has been partially offset by decreasing lease rates for renewals. Car sales are up due to a large non-recourse financing deal that occurred in the first quarter of 2008. The increase in sales in the Group’s repair and fabrication shops is due partially to the addition of two repair shops in 2007 as well as improved sales in the fabrication shop.
Gross profit for the Group increased $1.7 million, or 9% over the same period last year. Gross profit in the leasing business increased $2.5 million and can be attributed to the increased cars in the Group’s rail fleet. Gross profit on car sales decreased $1.7 million and is a result of the mix of car sales in 2008 which included several non-recourse financings which typically have lower gross margin percentages. Gross profit in the repair and fabrication shops increased $1.0 million
Operating expenses for the Group increased $0.9 million, or 14%, over the same period last year and are spread amongst several expense categories.
Interest expense for the Group decreased $1.0 million as the Group continues to pay down its non-recourse long-term debt.
Plant Nutrient Group

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$378,970	$249,468
Cost of sales	306,896	220,652
Gross profit	72,074	28,816
Operating, administrative and general	15,269	10,533
Allowance for doubtful accounts	130	313
Interest expense	2,093	878
Equity in earnings of affiliates	3	3
Other income, net	324	453

Income before income taxes	$54,909	$17,548

Operating results for the Plant Nutrient Group increased $37.4 million, or 213%, over the first six months of 2007. Sales and merchandising revenues for the Group increased $129.2 million, or 52%, and is a combination of the addition of Douglass Fertilizer during the second quarter and a 69% increase in the average price per ton sold, partially offset by a slight decrease in volume. The significant price appreciation in the commodities markets for the fertilizers that the Group sells have caused the significant increase in the average selling price. Gross profit for the Group increased $43.3 million, or 150%, over the first six months of 2007, and is primarily related to the increased selling prices. While the cost per ton has increased as well, the Group has been able to position itself well through inventory purchasing strategies and has recognized an 8% increase in margin as a percent of sales.

Operating expenses for the Group increased $4.7 million, or 45%, over the first six months of 2007. Approximately half of this increase relates to the additional operating expenses of Douglass Fertilizer. The remaining increase is spread across several expense categories.
Interest expense for the Group increased $1.2 million, or 138%, due to the increased use of working capital.
Turf & Specialty Group

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$75,576	$66,698
Cost of sales	61,384	55,460

Gross profit	14,192	11,238
Operating, administrative and general	9,605	7,918
Allowance for doubtful accounts	72	72
Interest expense	822	937
Other income, net	189	195

Income before income taxes	$3,882	$2,506

Operating results for the Turf & Specialty Group increased $1.4 million, or 55%, over results from the same period last year. Sales in the lawn fertilizer business increased $8.6 million, or 14%, due to a combination of increased volume and an increase in the average price per ton sold. The new product lines introduced in 2007 have been favorably received and are contributing to the increase in volume. Sales in the cob business increased 4% and is due to an increase in the average price per ton sold partially offset by a slight decrease in volume. Gross profit for the Group increased $3.0 million, or 26%, over the same period last year and is attributable to a 23% increase in margin per ton due to product mix changes.
Operating expenses for the Group increased $1.7 million, or 21%, over the same period last year. This increase is spread across several expense categories and relate primarily to the new product lines added last year.
Retail Group

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$86,293	$88,667
Cost of sales	60,806	61,704

Gross profit	25,487	26,963
Operating, administrative and general	25,382	25,464
Allowance for doubtful accounts	24	21
Interest expense	406	467
Other income, net	308	318

Income (loss) before income taxes	$(17)	$1,329

Operating results for the Retail Group decreased $1.3 million over results from the same period last year. Sales and merchandising revenues decreased $2.4 million, or 3%, over the first six months of 2007 in spite of the addition of The Andersons Market in April 2007. Customer counts were down 2% while the average sale per customer remained relatively flat. Decreased sales were experienced in each of the Group’s market areas. Gross profit decreased $1.5 million, or 5%. Weak economic conditions and local competition have played a significant role in the decreased results for the quarter.
Operating expenses for the Group remained flat in spite of the addition of The Andersons Market due to the Group’s continued efforts to reduce costs.

Other

	Six months ended
(in thousands)	June 30,
	2008	2007

Sales and merchandising revenues	$--	$--
Cost of sales	--	--

Gross profit	--	--
Operating, administrative and general	8,210	6,200
Interest expense (income)	(728)	(356)
Other income (loss), net	(58)	5,930

Income (loss) before income taxes	$(7,424)	$86

Net corporate operating expenses not allocated to business segments increased $2.0 million over the same period last year. The primary driver of this increase is due to employee related services and benefits that have not been distributed to the operating areas.
Other income decreased $6.0 million and is primarily due to the realized gain in the first six months of 2007 on the donation of the Company’s available-for-sale securities.
As a result of the above, pretax income of $84.9 million for the six months ended June 30, 2008 was $31.4 million higher than pretax income of $53.5 million recognized for the six months ended June 30, 2007. Income tax expense of $31.4 million was provided at 37.0%. The Company anticipates that its 2008 effective annual rate will be 36.7%. In the first six months of 2007, income tax expense of $18.8 million was provided at a rate of 35.1%. The Company’s actual 2007 effective tax rate was 35%. The primary driver behind the change in the effective tax rate for the first six months of 2008 and the anticipated annual rate as compared to the same periods last year relate to tax benefits received from the charitable donation of certain available-for-sale securities.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $255.0 million in the first six months of 2008, a change from cash provided of $39.0 million in the first six months of 2007. Net working capital at June 30, 2008 was $307.2 million, a $129.5 million increase from December 31, 2007 and a $150.7 million increase from June 30, 2007. Short-term borrowings used to fund operations increased $355.5 million compared to the same period in 2007. The substantial working capital increase is due to the borrowing of additional long-term debt to fund working capital as well as the significant increase in commodity and fertilizer values.
The Company made income tax payments of $14.2 million in the first six months of 2008 and expects to make payments totaling approximately $39.6 million for the remainder of 2008.
Investing Activities
In the first six months of 2008, the Company spent approximately $7.8 million on property, plant and equipment within its base businesses. Total capital spending for 2008 within the Company’s base business is expected to be approximately $26.2 million and includes $4.7 million and $1.8 million for expansion and improvements in the Plant Nutrient Group and Rail Group, respectively. The remaining amount of $19.7 million will be spent on numerous assets and projects, none of which the Company expects to be in excess of $1.0 million.
In addition, the Company invested $55.1 million in the purchase of additional railcars and related leases, partially offset by financings of $41.3 million, and expects continued investments throughout the remainder of the year.
The Company increased its investment in Lansing Trade Group LLC in the first quarter of 2008 by $20.5 million. In July, the Company invested an additional $11.1 million and now holds a 49.9% interest.

On May 1, 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. The final purchase price, net of cash received upon acquisition was $7.8 million, of which, $7.0 million was paid in the second quarter of 2008 and the remaining $1.1 million will be paid in the third quarter of 2008. This acquisition diversifies the Company’s product line offering and expands its geographic market outside of the traditional Midwest row crops and into Florida’s specialty crops. In addition, on August 5, 2008, the Company acquired three pelleted lime production facilities in Ohio, Illinois, and Nebraska to expand its pelleted lime capabilities. Both of these acquisitions are within the Plant Nutrient Group.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2008, to provide the Company with $655 million in short-term lines of credit. The agreement also includes a temporary flex line, maturing October 2008, allowing the Company an additional $247 million. The Company had drawn $432.5 million on its short-term line of credit at June 30, 2008. Peak short-term borrowings for the Company to date are $666.9 million on March 12, 2008. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. In addition, the Company entered into a $195 million long-term note purchase agreement during the first quarter of 2008. Escalating commodity and fertilizer prices have created the significant increase in cash needs for the Company.
A cash dividend of $0.0475 per common share was paid in the first three quarters of 2007. A cash dividend of $0.0775 was paid in the fourth quarter of 2007 and the first and second quarters of 2008. On May 9, 2008, the Company declared a cash dividend of $0.085 per common share payable on July 22, 2008 to shareholders of record on July 1, 2008. During the first six months of 2008, the Company issued approximately 121 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at June 30, 2008. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
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

Contractual Obligations
Future payments due under debt and lease obligations and other commitments as of June 30, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	4-5 years	years	Total

Long-term debt	$11,347	$117,107	$28,223	$136,129	$292,806
Long-term debt, securitized non-recourse	13,175	24,591	22,273	1,070	61,109
Interest obligations	19,560	34,433	20,582	27,979	102,554
Uncertain tax positions	547	1,905	(47)	--	2,405
Capital lease obligations	134	37	--	--	171
Operating leases	28,174	49,118	28,432	26,462	132,186
Purchase commitments (a)	1,426,228	239,669	7,530	--	1,673,427
Other long-term liabilities (b)	5,122	2,945	3,132	6,821	18,020

Total contractual cash obligations	$1,504,287	$469,805	$110,125	$198,461	$2,282,678

(a)	Includes the value of purchase obligations in the Company’s operating units, including $1,160.7 million for the purchase of grain from producers and $377.5 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.
(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2008 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. The Company has considered recent payment trends and actuarial assumptions in its estimates of postretirement payments through June 2013. We have not estimated pension contributions beyond 2008 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $15.1 million at June 30, 2008, of which $8.1 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above within long-term debt.
Approximately 84% of the operating lease commitments above relate to 9,128 railcars and 17 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
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

The following table describes the Company’s railcar and locomotive positions at June 30, 2008:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	142
Owned-railcar assets leased to others	On balance sheet – noncurrent	11,951
Railcars leased from financial intermediaries	Off balance sheet	9,128
Railcars – non-recourse arrangements	Off balance sheet	2,499

Total Railcars		23,720

Locomotive assets leased to others	On balance sheet – noncurrent	25
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives – non-recourse arrangements	Off balance sheet	78

Total Locomotives		120

In addition, the Company manages 585 railcars for third-party customers or owners for which it receives a fee.
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

(in thousands)	June 30, 2008	December 31, 2007

Net long (short) position	$1,699	$5
Market risk	170	1
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

(in thousands)	June 30, 2008	December 31, 2007

Fair value of long-term debt and interest rate contracts	$354,597	$211,661
Fair value in excess of (less than) carrying value	(280)	(2,795)
Market risk	1,171	3,339
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2008, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the second quarter of 2008.
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

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of The Andersons, Inc. was held on May 9, 2008 to elect eleven directors, to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, to approve a change to the article of incorporation to increase the number of authorized shares and to approve and amendment to the 2005 Long-Term Performance Compensation Plan. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director
Michael J. Anderson	15,971,099	--	235,637	3,580,399
Richard P. Anderson	15,791,079	--	415,657	3,580,399
Catherine M. Kilbane	16,113,234	--	93,502	3,580,399
Robert J. King, Jr.	16,070,384	--	136,352	3,580,399
Paul M. Kraus	15,902,957	--	303,779	3,580,399
Ross W. Manire	16,096,936		109,800	3,580,399
Donald L. Mennel	16,165,155	--	41,581	3,580,399
David L. Nichols	15,814,038	--	392,698	3,580,399
Dr. Sidney A. Ribeau	15,898,137	--	308,599	3,580,399
Charles A. Sullivan	15,944,790	--	261,946	3,580,399
Jacqueline F. Woods	16,071,311	--	135,425	3,580,399

Ratification of independent registered public accounting firm	15,912,434	283,863	10,439
Approval of change to the articles of incorporation	10,156,167	5,995,418	55,151
Approval to the amendment to the 2005 Long-Term Performance Compensation Plan	10,825,527	1,625,286	175,524	3,580,399
Item 5. Other Information
Item 6. Exhibits

(a) Exhibits

No.	Description
31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)
31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)
31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.
(Registrant)

Date: August 8, 2008	By /s/ Michael J. Anderson Michael J. Anderson
President and Chief Executive Officer

Date: August 8, 2008	By /s/ Richard R. George

Richard R. George Vice President, Controller and CIO (Principal Accounting Officer)

Date: August 8, 2008	By /s/ Gary L. Smith

Gary L. Smith Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350