Form 10-Q
period 2008-09-30
ANDERSONS INC
filed 2008-11-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.2 million common shares outstanding, no par value, at October 31, 2008.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007

Current assets:
Cash and cash equivalents	$28,541	$22,300	$22,357
Restricted cash	3,630	3,726	3,737
Accounts and notes receivable, net	184,566	106,257	127,382
Margin deposits, net	58,077	20,467	28,970
Inventories:
Grain	124,228	376,739	179,560
Agricultural fertilizer and supplies	194,567	63,325	65,792
Lawn and garden fertilizer and corncob products	28,798	29,286	24,063
Railcar repair parts	3,688	4,054	3,259
Retail merchandise	30,606	29,182	33,923
Other	381	318	311

	382,268	502,904	306,908
Commodity derivative assets — current	113,427	205,956	108,039
Railcars available for sale	1,971	1,769	4,042
Deferred income taxes	8,122	2,936	—
Prepaid expenses and other current assets	61,676	38,576	40,158

Total current assets	842,278	904,891	641,593

Other assets:
Pension asset	8,209	10,714	3,500
Commodity derivative asset — noncurrent	19,010	29,458	29,999
Other assets and notes receivable, net	12,937	7,892	7,040
Investments in and advances to affiliates	148,654	118,912	105,057

	188,810	166,976	145,596
Railcar assets leased to others, net	175,947	153,235	143,251
Property, plant and equipment:
Land	13,397	11,670	12,125
Land improvements and leasehold improvements	37,617	36,031	35,451
Buildings and storage facilities	116,356	109,301	108,612
Machinery and equipment	149,202	137,639	136,064
Software	8,766	7,450	7,382
Construction in progress	8,094	6,133	8,075

	333,432	308,224	307,709
Less allowances for depreciation and amortization	(215,144)	(208,338)	(206,880)

	118,288	99,886	100,829

Total assets	$1,325,323	$1,324,988	$1,031,269

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited) (In thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007

Current liabilities:
Short-term borrowings	$43,600	$245,500	$163,400
Accounts payable for grain	72,788	143,479	52,016
Other accounts payable	149,913	115,016	109,421
Customer prepayments and deferred revenue	84,935	38,735	30,177
Commodity derivative liabilities — current	80,874	122,488	77,617
Accrued expenses	35,070	38,176	28,517
Deferred income taxes — current	—	—	275
Current maturities of long-term debt — non-recourse	13,494	13,722	13,889
Current maturities of long-term debt	14,230	10,096	10,329

Total current liabilities	494,904	727,212	485,641

Deferred income and other long-term liabilities	9,988	6,172	3,923
Commodity derivative liabilities — noncurrent	6,825	2,090	26,285
Employee benefit plan obligations	20,124	18,705	21,690
Long-term debt — non-recourse, less current maturities	43,964	56,277	60,107
Long-term debt, less current maturities	295,207	133,195	85,302
Deferred income taxes	34,895	24,754	19,702

Total liabilities	905,907	968,405	702,650

Minority interest	10,936	12,219	12,607

Shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	173,228	168,286	166,270
Treasury shares (1,040, 1,195, and 1,258 shares at 9/30/08, 12/31/07 and 9/30/07, respectively; at cost)	(16,459)	(16,670)	(16,534)
Accumulated other comprehensive loss	(10,037)	(7,197)	(11,638)
Retained earnings	261,652	199,849	177,818

	408,480	344,364	316,012

Total liabilities, minority interest and shareholders’ equity	$1,325,323	$1,324,988	$1,031,269

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited) (In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales and merchandising revenues	$905,712	$553,708	$2,719,413	$1,594,425
Cost of sales and merchandising revenues	832,687	504,894	2,473,810	1,429,390

Gross profit	73,025	48,814	245,603	165,035

Operating, administrative and general expenses	48,239	39,040	136,934	116,987
Allowance for doubtful accounts	333	458	2,902	1,102
Interest expense	7,497	4,174	25,140	13,386
Other income/gains:
Equity in earnings (loss) of affiliates, net	(619)	9,518	15,801	17,173
Other income, net	1,279	2,200	6,318	19,141
Minority interest in net loss of subsidiary	1,841	549	1,588	1,065

Income before income taxes	19,457	17,409	104,334	70,939
Income tax expense	6,617	6,844	38,045	25,647

Net income	$12,840	$10,565	$66,289	$45,292

Per common share:
Basic earnings	$0.71	$0.59	$3.67	$2.54

Diluted earnings	$0.70	$0.58	$3.60	$2.48

Dividends paid	$0.085	$0.0475	$0.24	$0.1425

Weighted average shares outstanding — basic	18,085	17,878	18,059	17,800

Weighted average shares outstanding — diluted	18,380	18,311	18,409	18,282

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30,
	2008	2007

Operating Activities
Net income	$66,289	$45,292
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	21,830	19,457
Allowance for doubtful accounts receivable	2,902	1,102
Minority interest in loss of subsidiary	(1,588)	(1,065)
Equity earnings of unconsolidated affiliates, net of distributions received	5,957	(8,893)
Realized gains on sales of railcars and related leases	(4,008)	(7,856)
Excess tax benefit from share-based payment arrangement	(2,314)	(3,853)
Deferred income taxes	2,438	6,003
Stock based compensation expense	3,822	3,225
Gain on donation of equity securities	—	(4,773)
Other	(25)	29
Changes in operating assets and liabilities:
Accounts and notes receivable	(71,758)	(40,786)
Inventories	130,199	(10,451)
Commodity derivatives and margin deposits	30,917	(11,337)
Prepaid expenses and other assets	(24,451)	(10,173)
Accounts payable for grain	(70,870)	(43,899)
Other accounts payable and accrued expenses	72,976	22,123

Net cash provided by (used in) operating activities	162,316	(45,855)

Investing Activities
Acquisitions, net of $0.3 million cash acquired	(18,870)	—
Purchases of railcars	(82,205)	(42,888)
Proceeds from sale or financing of railcars and related leases	54,141	44,909
Purchases of property, plant and equipment	(13,097)	(15,637)
Proceeds from sale of property, plant and equipment and other	210	1,271
Proceeds received from minority interest	306	13,672
Investments in affiliates	(35,700)	(37,084)

Net cash used in investing activities	(95,215)	(35,757)

Financing Activities
Net (decrease) increase in short-term borrowings	(201,900)	88,400
Proceeds received from issuance of long-term debt	219,677	6,216
Payments on long-term debt	(63,256)	(6,983)
Payments of non-recourse long-term debt	(12,541)	(10,999)
Proceeds from issuance of treasury shares to employees and directors	1,332	2,622
Payments of debt issuance costs	(2,144)	—
Dividends paid	(4,342)	(2,538)
Excess tax benefit from share-based payment arrangement	2,314	3,853

Net cash (used in) provided by financing activities	(60,860)	80,571

Increase (decrease) in cash and cash equivalents	6,241	(1,041)
Cash and cash equivalents at beginning of period	22,300	23,398

Cash and cash equivalents at end of period	$28,541	$22,357

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited) (In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Shares	Capital	Shares	Loss	Earnings	Total
Balance at December 31, 2006	$96	$159,941	$(16,053)	$(9,735)	$135,926	$270,175

Net income					68,784	68,784
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281		5,281
Cash flow hedge activity (net of income tax of $149)				(254)		(254)
Unrealized gains on investment (net of income tax of $305)				519		519
Disposal of equity securities (net of income tax of $1,766)				(3,008)		(3,008)

Comprehensive income						71,322
Impact of adoption of FIN 48					(383)	(383)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)			7,728
Dividends declared ($0.25 per common share)					(4,478)	(4,478)

Balance at December 31, 2007	96	168,286	(16,670)	(7,197)	199,849	344,364

Net income					66,289	66,289
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $1,676)				(2,854)		(2,854)
Cash flow hedge activity (net of income tax of $8)				14		14

Comprehensive income						63,449
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $2,689 (155 shares)		4,942	211			5,153
Dividends declared ($0.2475 per common share)					(4,486)	(4,486)

Balance at September 30, 2008	$96	$173,228	$(16,459)	$(10,037)	$261,652	$408,480

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
In the opinion of management, all adjustments consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.
The year-end condensed consolidated balance sheet data at December 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of September 30, 2007 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
Certain amounts in the prior period Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current presentation. These reclassifications are not considered material and had no effect on the balance sheet, net income or shareholder's equity as previously reported.
In the fourth quarter of 2007, the Company discovered that certain costs within the Rail Group were erroneously recorded in cost of sales rather than in operating, administrative and general expense. These amounts have been reclassified to the proper income statement lines and the income statements for the three and nine-months ended September 30, 2007 have been revised to conform to the current presentation. These reclassifications are not considered material and had no effect on the balance sheet, net income, statement of cash flows or shareholders’ equity as previously reported.
Note B: FSP FIN 39-1
In the second quarter of 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures, options or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP 39-1 and consistent with the balance sheets presented herein, the Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At September 30, 2008, December 31, 2007 and September 30, 2007, the margin deposit assets and margin deposit liabilities consisted of the following:

	September 30, 2008		December 31, 2007		September 30, 2007
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral posted	$67,528	$—	$114,933	$11,673	$89,129	$—
Collateral received	(101,577)	(1,197)	—	—	—	—
Fair value of derivatives	92,126	1,017	(94,466)	(24,466)	(60,159)	—

Balance at end of period	$58,077	$(180)	$20,467	$(12,793)	$28,970	$—
Note C: Earnings Per Share
Basic earnings per share is equal to net income divided by the weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, unvested restricted shares, and other stock-based awards.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Weighted average shares outstanding — basic	18,085	17,878	18,059	17,800
Restricted shares and shares contingently issuable upon exercise of options	295	433	350	482

Weighted average shares outstanding — diluted	18,380	18,311	18,409	18,282

There were approximately 16,000 and 8,000 anti-dilutive stock-based awards outstanding in the third quarter of 2008 and 2007, respectively. In the first nine months of 2008 and 2007, there were approximately 4,000 and 2,000, respectively, anti-dilutive stock-based awards outstanding.
Note D: Employee Benefit Plans
Included as charges against income for the three and nine months ended September 30, 2008 and 2007 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
	September 30		September 30,
(in thousands)	2008	2007	2008	2007

Service cost	$666	$664	$1,999	$1,994
Interest cost	903	785	2,710	2,353
Expected return on plan assets	(1,259)	(1,141)	(3,777)	(3,424)
Amortization of prior service cost	(154)	(159)	(464)	(476)
Recognized net actuarial loss	237	268	709	804

Benefit cost	$393	$417	$1,177	$1,251

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30		September 30,
(in thousands)	2008	2007	2008	2007

Service cost	$94	$109	$281	$327
Interest cost	281	291	843	872
Amortization of prior service cost	(128)	(128)	(383)	(383)
Recognized net actuarial loss	153	198	458	595

Benefit cost	$400	$470	$1,199	$1,411

The Company made contributions to its defined benefit pension plan of $2.5 million and $3.5 million in the first nine months of 2008 and 2007, respectively. Due to current market declines which have impacted the assets held in the Company’s defined benefit pension plan, the Company is going to increase its contribution for the 2008 fiscal year for a total contribution of $10.0 million.

The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. The Company made payments of $0.2 million in the third quarter of 2008 and $0.3 million in the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the Company made payments of $0.6 million and $1.2 million, respectively.
Note E: Segment Information
Results of Operations — Segment Disclosures
(in thousands)

	Grain &		Plant	Turf &
Third Quarter 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$651,045	$28,394	$162,018	$23,164	$41,091	$—	$905,712
Inter-segment sales	3	107	5,743	210	—	—	6,063
Equity in earnings (loss) of affiliates, net	(620)	—	1	—	—	—	(619)
Other income, net	1,012	84	404	76	125	(422)	1,279
Interest expense (income) (a)	4,232	1,041	1,801	341	261	(179)	7,497
Income (loss) before income taxes	9,443	5,164	7,223	(497)	(155)	(1,721)	19,457
Identifiable assets	579,376	202,746	367,597	59,488	53,600	62,516	1,325,323

	Grain &		Plant	Turf &
Third Quarter 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$382,907	$33,890	$76,732	$17,911	$42,268	$—	$553,708
Inter-segment sales	—	114	3,052	121	—	—	3,287
Equity in earnings of affiliates, net	9,516	—	2	—	—	—	9,518
Other income, net	710	243	348	185	149	565	2,200
Interest expense (a)	1,470	1,429	657	265	274	79	4,174
Income (loss) before income taxes	13,706	5,792	815	(1,626)	(554)	(724)	17,409
Identifiable assets	533,599	184,335	154,314	51,884	60,407	46,730	1,031,269

Nine months ended	Grain &		Plant	Turf &
September 30, 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,845,955	$106,346	$540,988	$98,740	$127,384	$—	$2,719,413
Inter-segment sales	13	340	13,172	960	—	—	14,485
Equity in earnings of affiliates, net	15,797	—	4	—	—	—	15,801
Other income (loss), net	4,770	602	728	265	433	(480)	6,318
Interest expense (income) (a)	17,220	3,103	3,894	1,163	668	(908)	25,140
Income (loss) before income taxes	31,670	16,464	62,132	3,385	(172)	(9,145)	104,334

Nine months ended	Grain &		Plant	Turf &
September 30, 2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$950,430	$102,251	$326,200	$84,609	$130,935	$—	$1,594,425
Inter-segment sales	—	588	7,843	957	—	—	9,388
Equity in earnings of affiliates, net	17,169	—	4	—	—	—	17,173
Other income, net	10,232	765	802	380	467	6,495	19,141
Interest expense (income) (a)	5,682	4,503	1,535	1,202	742	(278)	13,386
Income before income taxes	35,857	15,702	18,363	880	775	(638)	70,939

(a)	The interest income reported in Other includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate at which interest is allocated to the operating segments and the actual rate at which borrowings are made.

Note F: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in limited liability companies that are accounted for under the equity method. The Company’s investment in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The Company has marketing agreements with three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties. Substantially all of these purchases and subsequent sales are done through forward contracts on matching terms and, therefore, the Company does not recognize any gross profit on the sales transactions. For the three months ended September 30, 2008 and 2007, sales of ethanol were $125.9 million and $85.3 million, respectively. For the nine months ended September 30, 2008 and 2007, sales of ethanol for the Company were $349.2 million and $170.9 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates 100% of the corn used in production for each ethanol LLC as Well as distillers’ dried grains (‘DDG”) marketing agreements under which the Company markets 100% of the DDG produced. For each of the services, the Company receives a unit based fee.
The following table summarizes income earned from the Company’s equity method investments by entity.

	% ownership
	at
	September 30,	Three months ended		Nine months ended
	2008	September 30,		September 30,
(in thousands)	direct /indirect	2008	2007	2008	2007

The Andersons Albion Ethanol LLC (“TAAE”)	49%	$(170)	$1,941	$3,601	$9,231
The Andersons Clymers Ethanol LLC (“TACE”)	37%	2,236	4,411	8,203	3,329
The Andersons Marathon Ethanol LLC (“TAME”)	50%	(5,289)	(447)	(10,404)	(1,175)
Lansing Trade Group LLC (“LTG”)	50%	2,603	3,612	14,281	6,193
Other	23%-33%	1	1	120	(405)

Total		$(619)	$9,518	$15,801	$17,173

The Company, along with another strategic partner, formed The Andersons Ethanol Investment LLC (“TAEI”) in February of 2007. The Company has a 66% ownership in TAEI, which is a consolidated subsidiary. TAEI was formed to hold a 50% investment in TAME as well as carry on risk management activities by the use of derivative instruments, to mitigate some of the price risk that results from the fact that TAME currently does not lock in prices for its inputs and outputs through forward contracting. Because TAEI is a consolidated subsidiary, the losses realized from TAEI’S investment in TAME, as well as the mark-to-market impact of TAEI’s derivatives are shown at the full amounts on the Company’s statements of income with 34% of TAEI’s results reflected as minority interest in net income (loss) of subsidiary. As a result of the risk management activities of TAEI, the Company was able to offset its share of losses from its investment in TAME by $5.7 million for the nine months ended September 30, 2008. The Company invested an additional $4.0 million in TAME in the third quarter of 2008 and retains a 50% interest in the entity.
The Company increased its investment in LTG in the first quarter of 2008 by $20.5 million and again in the third quarter by $11.1 million. The Company now holds a 49.8% interest.

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Sales and revenues	$125,186	$86,986	$398,017	$186,383
Purchases of product	112,800	80,563	319,436	163,939
Lease income	1,459	1,361	4,357	3,540
Labor and benefits reimbursement (a)	2,384	1,647	7,339	4,481
Accounts receivable at September 30, (b)	8,290	18,376
Accounts payable at September 30, (c)	19,156	4,672

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.

(b)	Accounts receivable represents amounts due from related parties for sales of corn, service fees and leasing revenue

(c)	Accounts payable represents amounts owed to related parties for purchases of ethanol
Note G: Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as an exit price, establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis. SFAS 157 is effective for items that are recognized or disclosed at fair value on a non-recurring basis beginning January 1, 2009.
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
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at September 30, 2008.

(in thousands)
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$28,541	$—	$—	$28,541
Commodity derivatives, net	—	43,820	918	44,738
Net margin deposit assets	58,077	—	—	58,077
Net margin deposit liabilities	—	—	—	—
Other assets and liabilities (a)	8,846	—	(1,112)	7,734

Total	$95,464	$43,820	$(194)	$139,090

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, assets held to a VEBA for healthcare benefits and deferred condensation assets.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Interest rate and
	foreign currency	Commodity
(in thousands)	derivatives	derivatives, net	Total

Asset (liability) at December 31, 2007	$(1,167)	$5,561	$4,394
Unrealized gains (losses) included in earnings	(152)	3,346	3,194
Unrealized gain included in other comprehensive income	(545)	—	(545)
Transfers from level 2	—	161	161
Contracts cancelled, transferred to accounts receivable	—	(1,837)	(1,837)

Asset (liability) at March 31,2008	$(1,864)	$7,231	$5,367
Unrealized gains (losses) included in earnings	126	3,705	3,831
Unrealized gain included in other comprehensive income	565	—	565
New contracts entered into	162	—	162

Asset (liability) at June 30, 2008	$(1,011)	$10,936	$9,925
Unrealized gains (losses) included in earnings	(14)	(10,018)	(10,032)
Unrealized gain included in other comprehensive income	(87)	—	(87)

Asset (liability) at September 30, 2008	$(1,112)	$918	$(194)
The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Our net commodity derivatives primarily consist of contracts that we have with our producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although counterparty risk is present in each of these commodity contracts and is a component of our estimated fair values, based on our historical experience with our producers and customers and our knowledge of their businesses, we do not view counterparty risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where we believe that counterparty risk is higher (based on our past or present experience with a customer or our knowledge of the customer’s operations or financial condition), we classify these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, record estimated fair value adjustments based on our internal projections and views of these contracts. The Company has taken significant fair value adjustments on the commodity contracts listed as level 3 as the probability of future performance on these contracts is considered low. Falling commodity prices during the third quarter of 2008 has significantly mitigated our counterparty risk on our remaining commodity contracts as the value of these contracts has decreased.
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
Note I: Acquisitions
In May, 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. for $8.2 million. With 2007 sales of $47 million, Douglass Fertilizer is primarily a specialty liquid nutrient manufacturer, retailer and wholesaler and operates facilities located in Florida as well as the Caribbean. Douglass Fertilizer is part of the Plant Nutrient Group and diversifies the Group’s product line offering and expands its market outside of the traditional Midwest row crops and into Florida’s specialty crops.
In August 2008, the Company acquired 100% of the shares of two pelleted lime manufacturing facilities in Ohio and Illinois and the assets of another in Nebraska for $5.1 million. The acquisition expands the pelleted lime capabilities of its Plant Nutrient Group and makes the Company the largest producer of pelleted lime in North America.
In September 2008, the Company acquired a grain storage facility in Michigan for $7.1 million and finalized a leasing agreement for another facility also in Michigan. These two facilities provide the Company with 3.6 million bushels of additional storage capacity.
The summarized purchase price allocations for these three acquisitions are as follows:

Cash	$350
Other current assets	21,533
Intangible assets	4,628
Goodwill	241
Other long term assets	874
Property, plant and equipment	16,034
Current liabilities	(8,680)
Current maturities of long term debt	(7,569)
Long term debt	(2,156)
Other long term liabilities	(4,835)

Total purchase price (a)	$20,420

(a)	Of the $20.4 million aggregate purchase price, $1.0 million remained in other long-term liabilities at September 30, 2008 and $0.2 million remained in other accounts payable. These amounts will be paid out over a period of 3 years.
Note J: Debt Agreements
During the first quarter of 2008, the Company borrowed $195 million under a long-term note purchase agreement. The notes were issued in three series. The first series was for $92 million at an interest rate of 4.8%, payable in full in March of 2011. The second series was for $61.5 million at an interest rate of 6.12%, payable in full in March of 2015. The last series was for $41.5 million at an interest rate of 6.78% and is payable in full in March of 2018. In the third quarter, the Company entered into a $16.2 million variable rate note with final maturity date of July 2023. In addition, the Company amended its line of credit arrangement in April 2008 which now provides the Company with $655 million in short-term lines of credit and a temporary flex line, which was amended in October 2008, that allows the Company

$161 million of borrowing capacity. The temporary flex line matures in April 2009 and the line of credit matures in September 2009. At September 30, 2008, the Company had drawn $43.6 million on its line of credit.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2007 Form 10-K, have not materially changed during the first nine months of 2008 other than the changes to the Company’s fair value measurements as described in Note G: Fair Value Measurements, included elsewhere herein.
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
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, the significant increase in sales for the period is not necessarily indicative of the Group’s overall performance and more focus should be placed on changes to merchandising revenues and service income.
During the third quarter, the Company completed the purchase of a grain storage facility for $7.1 million and finalized leasing agreements for two others. These three facilities provide the Company with 7.6 million bushels of additional storage capacity, bringing the Company’s total capacity to approximately 90 million bushels throughout the Eastern Corn Belt.
Grain inventories on hand at September 30, 2008 were 39.5 million bushels, of which 17.4 million bushels were stored for others. This compares to 45.2 million bushels on hand at September 30, 2007, of which 17.3 million bushels were stored for others.
As of this writing, the corn and soybean harvest is almost complete in the Company’s primary region (Indiana, Illinois, Michigan and Ohio). An average of 57% of planted corn was rated as good to excellent in the Company’s primary region, due to extremely dry weather during the summer months. Ohio was the hardest hit with only 38% rated as good to excellent. Next year’s winter wheat crop is 89% planted as of this writing.
Unprecedented market conditions earlier in the year caused grain prices to rise significantly. When grain prices rise and customers have forward contracts with the Company to sell grain at prices lower than the current market price, there is a greater risk for counterparty nonperformance. The Company closely monitors the nonperformance risk of its counterparties and will adjust the fair value of its open contracts if appropriate. Recent price declines have significantly mitigated the Company’s risk of nonperformance by its counterparties. See Note G for further discussion regarding the fair value of our commodity contracts and associated counterparty risk.
The ethanol industry continues to be impacted by volatility in the commodity markets for both its production inputs and outputs as well as by government policy. For the three and nine months ended September 30, 2008, the pricing relationship between corn and ethanol has had a significant negative impact on the results of the Company’s equity investments in ethanol LLCs. The Company will continue to monitor this volatility and its impact very closely, including any impact on the recoverability of our investments in the ethanol LLCs. As of September 30, 2008, the Company’s investment balance in three ethanol entities totaled approximately $88.0 million.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2008 were 23,857 compared to 22,552 at September 30, 2007. Lease rates have been declining, however, the average utilization rate (railcars and locomotives under management that are under lease, exclusive of railcars managed for third party investors) has increased slightly from 92.5% for the nine months ended September 30, 2007 to 93.3% for the nine months ended September 30, 2008.
In April 2008, operations began at the Group’s repair shop in Anaconda, Montana and in September 2008, the Group added another in Ogden, Utah. This brings the total number of repair shops to seven. The Group will continue to evaluate opportunities for additional repair shops in the future.

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
The escalation in nutrient prices has played a significant role in the Plant Nutrient Group’s performance for the quarter and year-to-date periods. Supply has now caught up with demand and prices are beginning to weaken significantly. This resulted in a lower-of-cost-or-market adjustment to the Group’s inventory of $8.9 million in the third quarter of 2008. In addition, the Group recorded a $4.2 million charge for purchase commitments at prices above what it estimates it can recover. The Company expects nutrient prices to continue to decline which would further impact the Group’s operating results for the fourth quarter.
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
At the end of the fourth quarter of 2007, a new manufacturing facility, built to manufacture a patented fertilizer product primarily for use on golf course greens, became fully operational. With this increased capacity, the Group has launched several new products for the 2008 season. The price appreciation in nutrients in the first half of 2008 has inhibited demand within the Turf & Specialty Group. Because this Group purchases nitrogen primarily as it is needed, the risk of inventory devaluation is significantly mitigated.
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
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The retail industry has been significantly impacted by the weak economy and this will likely continue into the foreseeable future and will have a negative impact on future operating results. The Group has put forth an expense reduction effort in order to offset some of the negative effects of the weak economy.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.

Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Sales and merchandising revenues	$905,712	$553,708	$2,719,413	$1,594,425
Cost of sales	832,687	504,894	2,473,810	1,429,390

Gross profit	73,025	48,814	245,603	165,035
Operating, administrative and general	48,239	39,040	136,934	116,987
Allowance for doubtful accounts	333	458	2,902	1,102
Interest expense	7,497	4,174	25,140	13,386
Equity in earnings (loss) of affiliates	(619)	9,518	15,801	17,173
Other income, net	1,279	2,200	6,318	19,141
Minority interest in net loss of subsidiaries	1,841	549	1,588	1,065

Income before income taxes	$19,457	$17,409	$104,334	$70,939

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.
Comparison of the three months ended September 30, 2008 with the three months ended September 30, 2007:
Grain & Ethanol Group

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$651,045	$382,907
Cost of sales	626,024	366,613

Gross profit	25,021	16,294
Operating, administrative and general	13,337	11,617
Allowance for doubtful accounts	242	276
Interest expense	4,232	1,470
Equity in earnings (loss) of affiliates	(620)	9,516
Other income, net	1,012	710
Minority interest in net loss of subsidiaries	1,841	549

Income before income taxes	$9,443	$13,706

Operating results for the Grain & Ethanol Group decreased $4.3 million over the results from the same period last year. Sales of grain increased $217.7 million, or 77%, and is the result of a 57% increase in the average price per bushel of grain sold and a 14% increase in volume. A majority of the volume increase is the result of corn sales to The Andersons Marathon Ethanol LLC (“TAME”), which became operational in the first quarter of 2008. The increase in the average price per bushel sold is the result of the increased demand for corn which has caused the price of all grains to rise significantly. Sales of ethanol increased $40.6 million, or 48%, and is the result of a 21% increase in volume coupled with a 22% increase in the average price per gallon sold. The increase in volume is the result of sales of ethanol produced by TAME in which the Company purchases a portion of the ethanol produced and sells it to third parties. Gross profit on both corn and ethanol sales to the Company’s ethanol equity method investments is largely limited to the service fees earned from origination and marketing agreements.
Merchandising revenues for the Group increased $8.6 million over the third quarter of 2007 and relates primarily to increased basis levels in corn, soybeans and wheat. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first quarter of 2008, the futures prices for corn, soybeans and wheat rose at substantially higher rates than the local spot prices. This caused the Group to incur losses on its forward purchase and sale contracts as well as its inventory. During the third quarter, the basis levels for commodities appreciated, recovering most of the first quarter losses. Revenues from services provided to the Company’s ethanol LLCs were $4.8 million, a $1.3 million increase from the third quarter 2007, and is the result of having three operational plants versus just two in the third quarter of 2007.
Gross profit for the Group increased $8.7 million, or 54%, over the third quarter of 2007 due to the increased merchandising revenues and ethanol service fees mentioned previously partially offset by decreased position income which is income from futures and options positions taken which are not directly related to a purchase or sale commitment.
Operating expenses for the Group increased $1.7 million, or 15%, over the same period in 2007 and are spread amongst several expense items, primarily labor and benefits, and relate to growth within the Group.
Interest expense for the Group increased $2.8 million over the same period in 2007. The significant increase in commodity prices and the need to cover margin calls is the main driver for the increased interest costs for the Group.
Equity in earnings of affiliates decreased $10.1 million over the same period in 2007 and is primarily due to the performance of the Company’s three investments in ethanol LLCs. The current pricing relationship between corn and ethanol has made it difficult for these entities to produce ethanol at a profit.
Rail Group

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$28,394	$33,890
Cost of sales	19,385	23,523

Gross profit	9,009	10,367
Operating, administrative and general	3,059	3,290
Allowance for doubtful accounts	(171)	99
Interest expense	1,041	1,429
Other income, net	84	243

Income before income taxes	$5,164	$5,792

Operating results for the Rail Group decreased $0.6 million, or 11%, over the third quarter of 2007. Leasing revenues increased $1.0 million, car sales decreased $6.2 million and sales in the Group’s repair and fabrication shops decreased $0.3 million. The increase in leasing revenues is attributable to the increase in the number of cars in the Group’s rail fleet and has been partially offset by decreasing lease rates for renewals.
Gross profit for the Group decreased $1.4 million, or 13% over the same period last year. Gross profit in the leasing business increased $0.4 million and can be attributed to the increased cars in the Group’s rail fleet as well as a slight increase in gross profit as a percent of sales. Gross profit on car sales decreased $2.1 million and is the result of the decreased sales for the quarter. Gross profit in the repair and fabrication shops increased $0.4 million.
Operating expenses for the Group decreased $0.2 million, or 7%, over the same period last year and were spread among several expense categories.
Interest expense for the Group decreased $0.4 million as the Group continues to pay down its non-recourse long-term debt.

Plant Nutrient Group

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$162,018	$76,732
Cost of sales	140,287	70,274

Gross profit	21,731	6,458
Operating, administrative and general	12,902	5,309
Allowance for doubtful accounts	210	27
Interest expense	1,801	657
Equity in earnings of affiliates	1	2
Other income, net	404	348

Income before income taxes	$7,223	$815

Operating results for the Plant Nutrient Group increased $6.4 million over the third quarter of 2007. Sales and merchandising revenues increased $85.3 million, or 111%, due to a combination of the addition of the two businesses acquired during 2008, which contributed $16.1 million in sales, and a 100% increase in the average price per ton sold. The significant price appreciation in the commodities markets for the fertilizers that the Group sells has caused the significant increase in average selling price per ton. As mentioned previously, the price appreciation has reversed and prices are now beginning to decline sharply. This resulted in a lower-of-cost-or-market adjustment to the Group’s inventory of $8.9 million in the third quarter of 2008. In addition, the Group recorded a liability of $4.2 million related to adverse purchase commitments for inventory at prices higher than the current market value. Both of these charges are within cost of sales. In spite of these two adjustments, gross profit for the Group increased $15.3 million, or 236%, and is primarily related to the increase in selling prices as well as $5.1 million from the newly acquired businesses.
Operating expenses for the Group increased $7.6 million, or 143%, over the same period last year. Approximately two-thirds of this increase came with the addition of the businesses acquired in 2008. The remaining increase is spread across several expense categories.
Interest expense for the Group increased $1.1 million, or 174%, over the third quarter of 2007 and is due to increased borrowings to fund working capital.
Turf & Specialty Group

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$23,164	$17,911
Cost of sales	17,988	14,158

Gross profit	5,176	3,753
Operating, administrative and general	5,372	5,263
Allowance for doubtful accounts	36	36
Interest expense	341	265
Other income, net	76	185

Income before income taxes	$(497)	$(1,626)

Operating results for the Turf & Specialty Group improved $1.1 million over results from the same period last year. Sales in the lawn fertilizer business increased $4.5 million, or 31%, due to a combination of increased volume and an increase in the average price per ton sold. The new product lines introduced in 2007 have been favorably received and are contributing to the increase in volume. Sales in the cob business increased 21%, due to both an increase in volume and an increase in the average price per ton sold. Gross profit for the Group increased $1.4 million, or 38%, over the same period last year and is attributable to a 40% increase in margin per ton in the lawn fertilizer business due to product mix changes.
Expenses for the Group remained relatively flat compared to the same period last year.

Retail Group

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$41,091	$42,268
Cost of sales	29,002	30,326

Gross profit	12,089	11,942
Operating, administrative and general	12,092	12,351
Allowance for doubtful accounts	16	20
Interest expense	261	274
Other income, net	125	149

Income before income taxes	$(155)	$(554)

Operating results for the Retail Group improved $0.4 million over results from the same period last year. Sales and merchandising revenues decreased $1.2 million, or 3%, over the third quarter of 2007. Customer counts were down 2% and the average sale per customer was down 6%. Decreased sales were experienced in each of the Group’s market areas. Weak economic conditions and local competition have played a significant role in the decreased sales for the quarter. Gross profit increased slightly in spite of the decreased sales due to a 1% percentage point improvement in margin.
Operating expenses for the Group decreased $0.3 million, or 2%, due to the Group’s continued efforts to reduce costs.
Other

	Three months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,478	1,210
Interest expense (income)	(179)	79
Other income (loss), net	(422)	565

Loss before income taxes	$(1,721)	$(724)

Net corporate operating expenses not allocated to business segments increased $0.3 million over the same period last year and is spread amongst several expense items.
Other income decreased $1.0 million and is primarily due to the unrealized losses on assets held in a trust to satisfy the Company’s deferred compensation liability.
As a result of the above, pretax income of $19.5 million for the third quarter of 2008 was $2.0 million higher than pretax income of $17.4 million recognized in the third quarter of 2007. Income tax expense of $6.6 million was provided at 34.0%. The Company anticipates that its 2008 effective annual rate will be 36.0%. In the third quarter of 2007, income tax expense of $6.8 million was provided at a rate of 39.3%. The Company’s actual 2007 effective tax rate was 35.0%. The primary driver behind the change in the anticipated annual rate relates to 2007 tax benefits received from the charitable donation of certain available-for-sale securities.

Comparison of the nine months ended September 30, 2008 with the nine months ended September 30, 2007:
Grain & Ethanol Group

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$1,845,955	$950,430
Cost of sales	1,780,360	903,462

Gross profit	65,595	46,968
Operating, administrative and general	36,675	33,322
Allowance for doubtful accounts	2,185	573
Interest expense	17,220	5,682
Equity to earnings of affiliates	15,797	17,169
Other income, net	4,770	10,232
Minority interest in net loss of subsidiaries	1,588	1,065

Income before income taxes	$31,670	$35,857

Operating results for the Grain & Ethanol Group decreased $4.2 million over the results from the same period last year. Sales of grain increased $716.7 million, or 96%, and is the result of a 57% increase in the average price per bushel of grain sold and a 26% increase in volume. More than half of the volume increase is the result of corn sales to TAME which became operational in the first quarter of 2008. The increase in the average price per bushel sold is the result of increased demand for corn which has caused the price of all grains to rise significantly. Sales of ethanol increased $178.3 million, or 104%, and is the result of an 83% increase in volume coupled with a 12% increase in the average price per gallon sold. The increase in volume is the result of both additional sales from ethanol produced by TAME, in which the Company purchases a portion of the ethanol produced and sells it to third parties, as well as increases from The Andersons Clymers Ethanol LLC (“TACE”) which became operational during the middle of the second quarter of 2007. Gross profit on both corn and ethanol sales to the Company’s ethanol equity method investments are limited to the service fees earned from origination and marketing agreements.
Merchandising revenues for the Group decreased $5.0 million, or 18%, from the first nine months of 2007 and is primarily the result of decreases in both basis and storage income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first quarter of 2008, the futures prices rose at a substantially higher rate than the local spot prices. This caused the Group to incur losses on its forward purchase and sale contracts as well as its inventory. During the third quarter, the basis levels for corn, soybeans and wheat appreciated, recovering most of the first quarter losses. Revenues from services provided to the Company’s ethanol equity method investments was $14 million, a $5.5 million increase from the first nine months of 2007, and is the result of having three operational plants versus just two during the same period last year.
Gross profit for the Group increased $18.6 million, or 40%, over the first nine months of 2007 due to a combination of the increased volume, the increased ethanol service fees mentioned previously and gains on commodity derivatives entered into by the Company’s majority owned subsidiary, The Andersons Ethanol Investment LLC (“TAEI”). These commodity derivatives are being used to offset some of the losses realized by TAEI’s investment in TAME. These increases have been partially offset by adjustments to the fair value of the Company’s open commodity contracts of $2.8 million resulting from non-performance risk.
Operating expenses for the Group increased $3.4 million, or 10%, over the first nine months of 2007, and is spread across several expense items, primarily employee related costs as a result of growth. The allowance for doubtful accounts increased $1.6 million compared to the first nine months of 2007 and relates primarily to reserves taken against customer receivables for contracts where grain was not delivered and the contracts subsequently cancelled.

Equity in earnings from affiliates decreased $1.4 million, or 8%, over the first nine months of 2007. The Company’s equity income earned from both Lansing Trade Group LLC (“LTG”) and TACE saw significant increases of $8.1 million and $4.9 million, respectively. Returns on the Company’s investments in The Andersons Albion Ethanol LLC (“TAAE”) and TAME decreased $5.6 million and $9.2 million, respectively. As a result of the risk management activities of TAEI, a majority owned subsidiary that holds the 50% ownership in TAME, the Company was able to offset its share of losses from TAME by $5.7 million.
Other income for the Group decreased $5.5 million over the first nine months of 2007 and can be attributed to two non-recurring items in 2007 related to a business interruption settlement and ethanol development fees earned.
Rail Group

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$106,346	$102,251
Cost of sales	77,086	73,354

Gross profit	29,260	28,897
Operating, administrative and general	10,066	9,417
Allowance for doubtful accounts	229	40
Interest expense	3,103	4,503
Other income, net	602	765

Income before income taxes	$16,464	$15,702

Operating results for the Rail Group increased $0.8 million, or 5%, over the first nine months of 2007. Leasing revenues increased $5.0 million, car sales decreased $3.9 million and sales in the Group’s repair and fabrication shops increased $3.0 million. The increase in leasing revenues is attributable to the increase in the number of cars in the Group’s rail fleet and has been partially offset by decreasing lease renewal rates.
Gross profit for the Group increased $0.4 million, or 1% over the same period last year. Gross profit in the leasing business increased $2.9 million and can be attributed to the increased cars in the Group’s rail fleet. Gross profit on car sales decreased $3.8 million and is a result of both the decreased sales and the mix of sales in 2008 which included several non-recourse financings which typically have lower gross margin percentages. Gross profit in the repair and fabrication shops increased $1.3 million
Operating expenses for the Group increased $0.6 million, or 7%, over the same period last year and are spread amongst several expense categories.
Interest expense for the Group decreased $1.4 million as the Group continues to pay down its non-recourse long-term debt.
Plant Nutrient Group

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$540,988	$326,200
Cost of sales	447,183	290,926

Gross profit	93,805	35,274
Operating, administrative and general	28,171	15,842
Allowance for doubtful accounts	340	340
Interest expense	3,894	1,535
Equity in earnings of affiliates	4	4
Other income, net	728	802

Income before income taxes	$62,132	$18,363

Operating results for the Plant Nutrient Group increased $43.8 million, or 238%, over the first nine months of 2007. Sales and merchandising revenues for the Group increased $214.8 million, or 66%, and is a combination of the addition of the two businesses acquired during 2008 and a 78% increase in the average price per ton sold, partially offset by a 6% decrease in volume. The significant price appreciation in the commodities markets for the fertilizers that the Group sells has caused the significant increase in the average selling price. As mentioned previously, the price appreciation has reversed and prices are now beginning to decline sharply. This resulted in a lower-of-cost-or-market adjustment to the Group’s inventory of $8.9 million in the third quarter of 2008. In addition, the Group recorded a $4.2 million liability related to adverse purchase commitments to buy inventory at prices higher than the current market value. Both of these charges are within cost of sales. In spite of these charges, gross profit for the Group increased $58.5 million, or 166%, over the first nine months of 2007, and is primarily related to the increased selling prices and the addition of the two newly acquired businesses.
Operating expenses for the Group increased $12.3 million, or 78%, over the first nine months of 2007. Approximately half of this increase relates to the additional operating expenses for the two businesses acquired in 2008. The remaining increase is spread across several expense categories and relates primarily to business growth and increased performance incentives.
Interest expense for the Group increased $2.4 million, or 154%, due to increased borrowings to fund working capital.
Turf & Specialty Group

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$98,740	$84,609
Cost of sales	79,372	69,618

Gross profit	19,368	14,991
Operating, administrative and general	14,977	13,181
Allowance for doubtful accounts	108	108
Interest expense	1,163	1,202
Other income, net	265	380

Income before income taxes	$3,385	$880

Operating results for the Turf & Specialty Group increased $2.5 million, or 285%, over results from the same period last year. Sales in the lawn fertilizer business increased $13.2 million, or 18%, due to a combination of increased volume and an increase in the average price per ton sold. The new product lines introduced in 2007 have been favorably received and are contributing to the increase in volume. Sales in the cob business increased 10% and are due to an increase in the average price per ton sold and a slight increase in volume. Gross profit for the Group increased $4.4 million, or 29%, over the same period last year and is attributable to a 24% increase in margin per ton due to product mix changes.
Operating expenses for the Group increased $1.8 million, or 14%, over the same period last year. This increase is spread across several expense categories and relate primarily to the new product lines added last year and increased labor and benefits, including performance incentives.

Retail Group

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$127,384	$130,935
Cost of sales	89,808	92,030

Gross profit	37,576	38,905
Operating, administrative and general	37,473	37,814
Allowance for doubtful accounts	40	41
Interest expense	668	742
Other income, net	433	467

Income (loss) before income taxes	$(172)	$775

Operating results for the Retail Group decreased $0.9 million over results from the same period last year. Sales and merchandising revenues decreased $3.6 million, or 3%, over the first nine months of 2007 in spite of the addition of The Andersons Market in April 2007. Customer counts were down 2% and the average sale per customer was down 1%. Decreased sales were experienced in each of the Group’s market areas. Gross profit decreased $1.3 million, or 3%. Weak economic conditions and local competition have played a significant role in the decreased results for the first nine months of 2008.
Operating expenses for the Group remained flat in spite of the addition of The Andersons Market due to the Group’s continued efforts to reduce costs.
Other

	Nine months ended
	September 30,
(in thousands)	2008	2007

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	9,573	7,411
Interest expense (income)	(908)	(278)
Other income (loss), net	(480)	6,495

Income (loss) before income taxes	$(9,145)	$(638)

Net corporate operating expenses not allocated to business segments increased $2.2 million over the same period last year. The primary driver of this increase is due to increased labor and benefits as well as increased performance incentives that have not been distributed to the operating areas.
Other income decreased $7.0 million and is primarily due to the realized gain in the first nine months of 2007 on the donation of the Company’s available-for-sale securities.
As a result of the above, pretax income of $104.3 million for the nine months ended September 30, 2008 was $33.4 million higher than pretax income of $70.9 million recognized for the nine months ended September 30, 2007. Income tax expense of $38.0 million was provided at 36.5%. The Company anticipates that its 2008 effective annual rate will be 36.0%. In the first nine months of 2007, income tax expense of $25.6 million was provided at a rate of 36.2%. The Company’s actual 2007 effective tax rate was 35.0%. The primary driver behind the change in the anticipated annual rate relate to tax benefits received from the charitable donation of certain available-for-sale securities.

Liquidity and Capital Resources
Operating Activities
The Company’s cash provided by operations was $162.3 million in the first nine months of 2008, a change from a use of cash of $45.9 million in the first nine months of 2007. Net working capital at September 30, 2008 was $347.4 million, a $169.7 million increase from December 31, 2007 and a $191.4 million increase from September 30, 2007. Short-term borrowings used to fund operations decreased $119.8 million compared to the same period in 2007. The recent decline in commodity prices is the primary driver for the increase in cash provided by operating activities as well as the reduced short-term borrowing needs.
Due to current market declines which have impacted the assets held in the Company’s defined benefit pension plan, the Company is going to increase its contribution for the 2008 fiscal year for a total contribution of $10.0 million. The Company made income tax payments of $49.3 million in the first nine months of 2008 and expects to make additional payments totaling approximately $0.5 million for the remainder of 2008.
Investing Activities
In the first nine months of 2008, the Company spent approximately $13.1 million on property, plant and equipment within its base businesses. Total capital spending for 2008 within the Company’s base business is expected to be approximately $26.8 million and includes $4.7 million for expansion and improvements in the Plant Nutrient Group. The remaining amount of $22.1 million will be spent on numerous assets and projects, none of which the Company expects to be in excess of $1.0 million.
In addition, the Company invested $82.2 million in the purchase of additional railcars and related leases, partially offset by financings of $54.1 million, and expects continued investments throughout the remainder of the year.
The Company increased its investment in Lansing Trade Group LLC in 2008 by $31.6 million and now holds a 49.8% interest. In addition, the Company increased its investments in TAME by $4.0 million. The Company’s share of this investment remains at 50%.
In May 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. The final purchase price, net of cash received upon acquisition was $7.8 million. This acquisition diversifies the Company’s product line offering and expands its geographic market outside of the traditional Midwest row crops and into Florida’s specialty crops. In August 2008, the Company acquired three pelleted lime production facilities in Ohio, Illinois, and Nebraska to expand its pelleted lime capabilities. The final purchase price was $5.1 million. Both of these acquisitions are within the Plant Nutrient Group.
During the third quarter, the Company completed the purchase of a grain storage facility for $7.1 million and finalized leasing agreements for two others. These three facilities provide the Company with 7.6 million bushels of additional storage capacity, bringing the Company’s total capacity to approximately 90 million bushels throughout the Eastern Corn Belt.
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2008, to provide the Company with $655 million in short-term lines of credit. The agreement also includes a temporary flex line, which was amended in October 2008, allowing the Company an additional $161 million. The temporary flex line matures in April 2009 and the line of credit matures in September 2009. The Company had drawn $43.6 million on its short-term line of credit at September 30, 2008. This is a $201.9 million decrease from December 31, 2007 and a $119.8 million decrease from September 30, 2007. Peak short-term borrowings for the Company to date are $666.9 million on March 12, 2008 at a time when grain prices were at an all time high. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. In addition to amending its short-term lines, the Company entered into a $195.0 million long-term note purchase agreement during the first quarter of 2008 and a $16.2 million bond note in the third quarter of 2008.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at September 30, 2008. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
A cash dividend of $0.0475 per common share was paid in the first three quarters of 2007. A cash dividend of $0.0775 was paid in the fourth quarter of 2007 and the first and second quarters of 2008. A cash dividend of $0.085 was paid in the third quarter of 2008 and on August 21, 2008, the Company declared a cash dividend of $0.085 per common share payable on October 22, 2008 to shareholders of record on October 1, 2008. During the first nine months of 2008, the Company issued approximately 155 thousand shares to employees and directors under its equity-based compensation plans.
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
The recent volatility in the capital and credit markets has had a significant impact on the economy. While this volatile and challenging economic environment is a reality, the Company continues to have good access to the credit markets. For example, at its high, the Company had over $920 million of committed borrowing capacity on its short-term line of credit. This is significantly higher than our peak borrowing of $666.9 million. The Company’s short term credit facility has a 3 year commitment and expires in September 2009. Over the past months, the Company has been able to successfully expand and contract the short term line as needed to assure that it has an adequate liquidity cushion. The Company believes it will be able to continue to have market support that will allow it to adjust its short term line as appropriate. This is due, in part, to the fact that the Company reduced its reliance on short term credit facilities by raising $211.2 million in long term debt in the last six months. In addition, the Company can expand or contract the amount of forward grain contracting it does which reduces the impact of grain price volatility on its daily margin calls. The company believes that its operating cash flow, the marketability of its grain inventories and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At September 30, 2008, the Company had $757.1 million available under its short-term line of credit.

Contractual Obligations
Future payments due under debt and lease obligations and other commitments as of September 30, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	4-5 years	years	Total

Long-term debt	$14,115	$116,915	$29,704	$148,588	$309,322
Long-term debt, securitized non-recourse	13,494	21,808	21,201	955	57,458
Interest obligations	19,896	32,671	21,197	27,524	101,288
Uncertain tax positions	808	664	12	—	1,484
Capital lease obligations	115	—	—	—	115
Operating leases	27,314	46,046	25,091	24,582	123,033
Purchase commitments (a)	1,063,824	160,558	4,425	—	1,233,807
Other long-term liabilities (b)	8,706	2,588	2,753	6,823	20,870

Total contractual cash obligations	$1,153,272	$381,250	$104,383	$208,472	$1,847,377

(a)	Includes the value of purchase obligations in the Company’s operating units, including $896.6 million for the purchase of grain from producers and $172.9 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders.. The net of the forward grain purchase and sale contracts are substantially offset by exchange-traded futures and options contracts.

(b)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2008 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. The Company has considered recent payment trends and actuarial assumptions in its estimates of postretirement payments through September 2013. We have not estimated pension contributions beyond 2008 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $15.3 million at September 30, 2008, of which $8.1 million represents a credit enhancement for industrial revenue bonds included in the contractual obligations table above within long-term debt.
Approximately 84% of the operating lease commitments above relate to 8,781 railcars and 8 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions.”
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

The following table describes the Company’s railcar and locomotive positions at September 30, 2008:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	142
Owned-railcar assets leased to others	On balance sheet — noncurrent	12,800
Railcars leased from financial intermediaries	Off balance sheet	8,781
Railcars — non-recourse arrangements	Off balance sheet	2,164

Total Railcars		23,887

Locomotive assets leased to others	On balance sheet — noncurrent	25
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	8
Locomotives — non-recourse arrangements	Off balance sheet	87

Total Locomotives		120

In addition, the Company manages 787 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.
Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by demand for ethanol, population growth and higher standards of living, and global production of similar competitive crops. To reduce price risk caused by market fluctuations, the Company follows a policy of entering into economic hedges of its grain inventories and related purchase and sale contracts. The instruments used are exchange-traded futures and options contracts that function as hedges. The market value of exchange-traded futures and options used for economic hedging has historically had a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is managed by the Company using a daily grain position report to constantly monitor the Company’s position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent risk that cannot be directly hedged. The Company’s accounting policy for its futures and options contracts, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

(in thousands)	September 30, 2008	December 31, 2007

Net long (short) position	$141	$5
Market risk	14	1
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

(in thousands)	September 30, 2008	December 31, 2007

Fair value of long-term debt and interest rate contracts	$352,939	$211,661
Fair value in excess of (less than) carrying value	(15,068)	(2,795)
Market risk	16,396	3,339
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2008, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the third quarter of 2008.
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

THE ANDERSONS, INC. (Registrant)
Date: November 7, 2008	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 7, 2008	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: November 7, 2008	By	/s/ Gary L. Smith
Gary L. Smith
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-l4(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-l4(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350