Form 10-K
period 2008-12-31
ANDERSONS INC
filed 2009-02-27
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1562374
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

480 W. Dussel Drive, Maumee, Ohio	43537
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: Common Shares
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $796.3 million on June 30, 2008, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
     The registrant had 18.2 million common shares outstanding, no par value, at February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2009, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 14, 2009.
PART I
Item 1. Business
(a) General development of business
The Andersons, Inc. (the “Company”) is an entrepreneurial, customer-focused company with diversified interests in the agriculture and transportation markets. Since our founding in 1947, we have developed specific core competencies in grain risk management, bulk handling, transportation and logistics and an understanding of commodity markets. We have leveraged these competencies to diversify our operations into other complementary markets, including ethanol, railcar leasing, plant nutrients, turf products and general merchandise retailing. The Company operates in five business segments. The Grain & Ethanol Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois and invests in and provides management and corn origination services to ethanol production facilities. The Group also has an investment in Lansing Trade Group LLC, an international trading company largely focused on the movement of physical commodities, trading in whole and distillers’ dried grains, feed ingredients, biofuels, cotton, meats, freight and other commodities. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Plant Nutrient Group manufactures and sells dry and liquid agricultural nutrients and distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers. The Turf & Specialty Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use and professional golf and landscaping industries, as well as manufactures corncob-based products for use in various industries. The Retail Group operates large retail stores, a specialty food market and a distribution center in Ohio.
(b) Financial information about business segments
See Note 13 to the consolidated financial statements in Item 8 for information regarding business segments.
(c) Narrative description of business
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. In addition to storage and merchandising, the Company performs trading, risk management and other services for its customers. The Company’s grain storage practical capacity was approximately 91.4 million bushels at December 31, 2008, which includes grain storage leased to two ethanol production facilities. The Company is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio. In addition to its equity investment, the Company operates the facilities under management contracts, provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services to these joint ventures for which it is compensated separately.
Grain merchandised by the Company is grown in the Midwestern portion of the United States (the eastern corn-belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to Chicago Board of Trade (“CBOT”).
In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These lease agreements cover 10%, or approximately 8.9 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2008 for an additional five years. Grain sales to Cargill totaled $314.8 million in 2008, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement.
Approximately 92% of the grain bushels sold by the Company in 2008 were purchased by U.S. grain processors and feeders, and approximately 8% were exported. Exporters purchased most of the exported grain for shipment to foreign markets, while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
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
The Company’s grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company’s profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage and service income), not from futures and options transactions. The Company has policies that specify the key controls over its risk management practices. These policies include description of the objectives of the programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, daily review and reconciliation and other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.
Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on the CBOT, it also enters into an offsetting sale of a futures contract on the CBOT. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CBOT. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company’s ownership positions due to changing market prices are netted with and generally offset in the income statement by losses and gains in the value of the Company’s futures positions.
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

The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2009 approximated 118.2 million, the majority of which is scheduled to be delivered to the Company through September 2010.
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
The Company is a minority investor in three ethanol facilities accounted for using the equity method of accounting. In 2005, the Company invested $13.1 million in The Andersons Albion Ethanol LLC (“TAAE”) for a 44% interest. In February 2007, the Company exchanged its ownership interest in Iroquois Bio-Energy Company with a third party for an equal, additional interest in TAAE. The Company now holds a 49% interest in TAAE. In 2006, the Company invested $20.4 million for a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”). Finally, also in 2006, the Company invested $11.4 million for a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). In January 2007, the Company invested an additional $7.1 million in TAME, retaining a 50% interest, and subsequently transferred its ownership to a majority owned subsidiary, The Andersons Ethanol Investment LLC (“TAEI”). TAEI has since contributed an additional $29.0 million in TAME and continues to hold a 50% interest.
The Company has a management agreement with each of the aforementioned ethanol LLCs. As part of these agreements, the Company runs the day-to-day operations of the plants and provides all administrative functions. The Company is separately compensated for these services. In addition to the management agreements, the Company also holds ethanol and DDG marketing agreements in which the Company markets the ethanol and DDG produced to external customers. As compensation for these services, the Company receives a fee based on each gallon of ethanol and each ton of DDG sold. Finally, the Company holds corn origination agreements with each of the LLCs under which the Company originates 100% of the corn used in the production of ethanol. For this service, the Company also receives a unit based fee.
In January 2003, the Company became a minority investor in Lansing Trade Group LLC (formerly Lansing Grain Company LLC), which was formed in 2002, with the contribution of substantially all the assets of Lansing Grain Company, an established trading business with offices throughout the United States. Lansing Trade Group LLC continues to increase its trading capabilities, including ethanol trading and is exposed to the same risks as the Company’s grain and ethanol businesses. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions.
For the years ended December 31, 2008, 2007 and 2006, sales of grain and related merchandising revenues for the Grain & Ethanol Group totaled $1,936.7 million, $1,226.5 million and $769.5 million, respectively. Sales of ethanol and related service revenue for the same time periods totaled $474.4 million, $272.2 million and $21.7 million, respectively.
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
Of the 23,784 railcars and locomotives managed by the Company at December 31, 2008, 12,807 units, or 54%, were included on the balance sheet, primarily as long-lived assets. The remaining 10,977 railcars and locomotives are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (with the Company not subject to any lease arrangement related to the railcars, but providing management services to the owner of the railcars). We are under contract to provide maintenance services for over 17,000 of the railcars that we own or manage.
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
For the years ended December 31, 2008, 2007 and 2006, lease revenues and railcar sales in the Company’s railcar marketing business were $117.2 million, $114.4 million and $98.0 million, respectively. Sales in the railcar repair and fabrication shops were $16.7 million, $15.5 million and $15.3 million for 2008, 2007 and 2006, respectively.
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
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan and Ohio. In August 2008, the Company acquired 100% of the shares of two pelleted lime manufacturing facilities in Ohio and Illinois and the assets of another in Nebraska. The acquisition expands the pelleted lime capabilities of the Plant Nutrient Group and makes the Company the largest producer of pelleted lime in North America.

Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient Group’s seven farm centers, located throughout Michigan, Indiana, and Ohio, are located within the same regions as the Company’s other agricultural facilities. These farm centers offer agricultural fertilizer, chemicals, seeds, supplies and custom application of fertilizer to the farmer. In May 2008, the Company acquired 100% of the shares of Douglass Fertilizer & Chemical, Inc. Douglass Fertilizer is primarily a specialty liquid nutrient manufacturer, retailer and wholesaler and operates 6 facilities located in Florida as well as the Caribbean. Douglass Fertilizer diversifies the Group’s product line offering and expands its market outside of the traditional Midwest row crops and into Florida’s specialty crops.
Storage capacity at the Company’s fertilizer facilities and farm centers was approximately 17.0 million cubic feet for dry fertilizers and approximately 41.9 million gallons for liquid fertilizer at December 31, 2008. The Company reserves 6.8 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 14.1 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.
In its plant nutrient businesses, the Company competes with regional and local cooperatives, fertilizer manufacturers, multi-state retail/wholesale chain store organizations and other independent wholesalers of agricultural products. Many of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the fertilizer business of the Company is based principally on price, location and service.
For the years ended December 31, 2008, 2007 and 2006, sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) and related merchandising revenues in the wholesale fertilizer business totaled $547.8 million, $416.8 million and $228.9 million, respectively. Sales of fertilizer, chemicals, seeds and supplies and related merchandising revenues in the farm center business totaled $104.7 million, $49.7 million and $36.2 million in 2008, 2007 and 2006, respectively.
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
For the years ended December 31, 2008, 2007 and 2006, sales of granular plant fertilizer and control products totaled $103.1 million, $89.2 million and $97.5 million, respectively.
The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.
For the years ended December 31, 2008, 2007 and 2006, sales of corncob and related products totaled $15.8 million, $14.3 million and $13.8 million, respectively.
The Company intends to focus on leveraging its leading position in the golf fertilizer market and its research and development capabilities to develop higher value, proprietary products. For example, the Company has developed a patented premium dispersible golf course fertilizer and a patented corncob-based cat litter that is being sold through a major national brand.
Retail Group
The Company’s Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus, Lima and Toledo, Ohio markets and serve urban, suburban and rural customers. The retail concept is More for Your Home® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio. In April of 2007, the Company opened a specialty food store operated as “The Andersons Market"™, also in the Toledo, Ohio market area. This is the Company’s seventh store. This specialty food store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine.
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
For the years ended December 31, 2008, 2007 and 2006, sales of retail merchandise including commissions on third party sales totaled $173.1 million, $180.5 million and $177.2 million respectively.
The Company intends to continue to refine its More for Your Home® concept and focus on expense control and customer service.
Employees
At December 31, 2008 the Company had 1,584 full-time and 1,493 part-time or seasonal employees. The Company believes it maintains good relationships with its employees.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Company website is http://www.andersonsinc.com. These reports are also available at the SEC’s website: http://www.sec.gov.
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
The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company made capital expenditures of approximately $4.1 million, $2.7 million and $2.2 million in order to comply with these regulations in 2008, 2007 and 2006, respectively.
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

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that impose minimum levels of working capital and equity, and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.
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
Our business may be adversely affected by numerous factors outside of our control, such as seasonality and weather conditions, or other natural disasters or strikes.
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
Our ethanol business competes with other corn processors, ethanol producers and refiners, a number of whom will be divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors, including farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors, will also compete with out ethanol business. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours will be. The blenders’ credit allows blenders having excise tax liability to apply the excise tax credit against the tax imposed on the gasoline-ethanol mixture. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our future results of operations and financial position.
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
Our Grain & Ethanol and Plant Nutrient Groups buy, sell and hold inventories of various commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty Group uses some of these same commodities as base raw materials in manufacturing golf course and landscape fertilizer. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures due to rapidly rising futures market prices. Changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials for our Plant Nutrient and Turf & Specialty Groups as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.
While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis pricing component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in our facility and the nearest exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant unfavorable basis moves on a grain position as large as ours can significantly impact the profitability of the Grain & Ethanol Group and our business as a whole. In addition, we do not enter into derivative contracts to manage price risk on commodities other than grain and ethanol.
Since we buy and sell commodity derivatives on registered and non-registered exchanges, our derivatives are subject to margin calls. If there is a significant movement in the derivatives market, we could incur a significant amount of liabilities, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse affect on our business and results of operations.
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
Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products and use potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.
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
The development and implementation of new technologies may result in a significant reduction in the costs of ethanol production. For instance, any technological advances in the efficiency or cost to produce ethanol from inexpensive, cellulosic sources such as wheat, oat or barley straw could have an adverse effect on our business, because our ethanol facilities were designed to produce ethanol from corn, which is, by comparison, a raw material with other high value uses. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to ethanol or gasoline could significantly reduce demand for or eliminate the need for ethanol.
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
New ethanol plants constructed or decreases in the demand for ethanol may result in excess production capacity.
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
The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. This incentive program is scheduled to expire (unless extended) in 2010. The blenders’ credits may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on our results of operations and financial position.
Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a per gallon tariff that was designed to offset the per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists, with certain limitations, for ethanol imported from 24 countries in Central America and the Caribbean Islands. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.
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
Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,070	4,570	2,866
Toledo, OH Port (4)	12,446	2,767	5,623
Metamora, OH	6,124	—	—
Toledo, OH (1)	983	—	—
Lordstown, OH	—	530	—
Gibsonburg, OH (2)	—	38	408
Fremont, OH (2)	—	47	271
Fostoria, OH (2)	—	40	213
Carey, OH	—	100	—
Fairmont IL	—	433	—
Champaign, IL	12,732	2,067	—
Dunkirk, IN	7,800	833	—
Delphi, IN	7,063	923	—
Clymers, IN (5)	4,400	—	—
Oakville, IN	4,451	—	—
Canton, IL (1)	4,108	—	—
Jonesville, MI (1)	1,080	—	—
Reading, MI	2,505	—	—
Walton, IN (2)	—	387	9,306
Poneto, IN	—	10	5,681
Logansport, IN	—	83	4,047
Waterloo, IN (2)	—	992	2,591
Seymour, IN	—	1,233	951
North Manchester, IN (2)	—	25	211
Albion, MI (5)	3,586	—	—
White Pigeon, MI	3,050	—	—
Webberville, MI	—	1,717	5,019
Litchfield, MI (2)	—	67	457
Clewiston, FL (2)	—	2	591
Ft. Myers, FL (1)(2)	—	13	287
Hastings, FL (1)(2)	—	5	98
Lake Placid, FL (2)	—	42	2,702
Zellwood, FL (2)	—	35	600

	91,398	16,959	41,922

(1)	Facility leased.

(2)	Facility is or includes a farm center.

(3)	Includes leased facilities with a 2,970-bushel capacity.

(4)	Includes leased facility with a 5,900-bushel capacity.

(5)	Leased to ethanol production facility.
The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.
The Plant Nutrient Group’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; Lordstown, Ohio; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Indiana; Walton, Indiana; and Poneto, Indiana locations also include liquid manufacturing facilities. In May 2008, the Plant Nutrient Group acquired Douglass Fertilizer, which has five farm center facilities located in Florida and one facility located in Puerto Rico. In August 2008, the Group acquired three pelleted lime facilities located in Ohio, Illinois and Nebraska.
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
Other Properties
In its railcar business, the Company owns, leases or manages for financial institutions 23,784 railcars and locomotives at December 31, 2008. Future minimum lease payments for the railcars and locomotives are $109.4 million with future minimum contractual lease and service income of approximately $206.6 million for all railcars, regardless of ownership. Remaining lease terms range from one month to twelve years. The Company also operates railcar repair facilities in Maumee, Ohio; Darlington and Rains, South Carolina; Macon, Georgia; Bay St. Louis, Mississippi, Ogden, Utah and Anaconda, Montana, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.
The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana. A portion of the Maumee, Ohio facility was closed in late 2005 and milling operations consolidated in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.
The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,132 acres of land on which the above properties and facilities are located and approximately 303 acres of farmland and land held for sale or future use.
Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $75.1 million at December 31, 2008. Additionally, 7,246 railcars and locomotives are held in bankruptcy-remote entities collateralizing $49.9 million of non-recourse debt at December 31, 2008. Additions to property, excluding railcar assets, for the years ended December 31, 2008, 2007 and 2006 amounted to $20.3 million, $20.3 million and $16.0 million, respectively. Additions to the Company’s railcar assets totaled $98.0 million, $56.0 million and $85.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. These additions were offset by sales and financings of railcars of $68.5 million, $47.3 million and $65.2 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.
The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings
The Company is currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. The Company accrues expenses where litigation losses are deemed probable and estimable. The Company does not believe the results of its current legal proceedings, even if unfavorable, will be material. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted upon during the fourth quarter of fiscal 2008.
Executive Officers of the Registrant
The information under this Item 4 is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 28, 2009) are presented in the table below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Group	56	2000
Daniel T. Anderson	President, Retail Group	53	1996
Michael J. Anderson	President and Chief Executive Officer	57	1999
Naran U. Burchinow	Vice President, General Counsel and Secretary	55	2005
	Formerly Operations Counsel, GE Commercial Distribution Finance Corporate		2003
Dale W. Fallat	Vice President, Corporate Services	64	1992
Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	40	2007 1999
Arthur D. DePompei	Vice President, Human Resources	55	2008
	Formerly Vice President, Human Resources, Degussa Construction Chemicals, LLC		2000
Richard R. George	Vice President, Controller and CIO	59	2002
Harold M. Reed	President, Grain & Ethanol Group	52	2000
Rasesh H. Shah	President, Rail Group	54	1999
Gary L. Smith	Vice President, Finance and Treasurer	63	1996
Thomas L. Waggoner	President, Turf & Specialty Group	54	2005
	Vice President, Sales & Marketing, Turf & Specialty Group		2002

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 13, 2009, the closing price for the Company’s Common Shares was $15.56 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for the four fiscal quarters in each of 2008 and 2007.

	2008		2007
	High	Low	High	Low

Quarter Ended
March 31	$48.70	$40.55	$45.95	$36.95
June 30	47.23	32.25	48.46	38.10
September 30	48.48	34.12	52.67	41.86
December 31	35.99	10.65	51.16	39.71
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.
Shareholders
At February 13, 2009, there were approximately 18.2 million common shares outstanding, 1,248 shareholders of record and approximately 5,400 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 50 consecutive quarterly dividends since the end of 1996, its first year of trading on Nasdaq market. The Company paid $0.0475 per common share for the dividends paid in January, April, and July 2007, $0.0775 per common share for the dividends paid in October 2007 and January and April 2008, and $0.085 per common share for the dividends paid in July and October 2008 and January 2009.
While the Company’s objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval and loan covenant restrictions.
Equity Plans
The following table gives information as of December 31, 2008 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

Equity Compensation Plan Information
	(a)		Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,032,548 (1)	$34.01	1,017,937 (2)

(1)	This number includes options and SOSARs (905,481), performance share units (74,871) and restricted shares (52,196) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 423,369 Common Shares available to be purchased under the Employee Share Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 1996, the Company’s Board of Directors approved the repurchase of 2.8 million shares of common stock for use in employee, officer and director stock purchase and stock compensation plans. This resolution was superseded by the Board in October 2007 to add an additional 0.3 million shares. Since the beginning of this repurchase program, the Company has purchased 2.2 million shares in the open market. The following table presents the Company’s share purchases during the fourth quarter of 2008.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

October	—	$—	—	—
November 26, 2008	13,700	12.50	—	—
December 04 – 10, 2008	63,585	11.83	—	—

Total	77,285	$11.96	—	—

Performance Graph
The graph below compares the total shareholder return on the Corporation’s Common Shares to the cumulative total return for the Nasdaq U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:
•	Agrium, Inc.

•	Archer-Daniels-Midland Co.

•	Corn Products International,

•	GATX Corp.

•	Greenbrier Companies, Inc.

•	The Scott’s Miracle-Gro Company

•	Lowes Companies Inc.
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

	Base Period	Cumulative Returns
	December 31, 2003	2004	2005	2006	2007	2008

The Andersons, Inc.	$100.00	$161.66	$275.81	$545.22	$579.45	$215.56
NASDAQ U.S.	100.00	109.16	111.47	123.05	140.12	84.12
Peer Group Index	100.00	113.74	131.06	139.18	142.48	108.26

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2008 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands)	For the years ended December 31,
	2008	2007	2006	2005	2004

Operating results
Grain and ethanol sales and revenues (a)	$2,411,144	$1,498,652	$791,207	$628,255	$664,565
Fertilizer, retail and other sales	1,078,334	880,407	666,846	668,694	602,367

Total sales and revenues	3,489,478	2,379,059	1,458,053	1,296,949	1,266,932
Gross profit — grain & ethanol	110,954	79,367	62,809	50,456	52,680
Gross profit — fertilizer, retail and other	146,875	160,345	136,431	142,116	131,212

Total gross profit	257,829	239,712	199,240	192,572	183,892
Equity in earnings of affiliates	4,033	31,863	8,190	2,321	1,471
Other income, net (b)	6,170	21,731	13,914	4,386	4,973
Pretax income	49,366	105,861	54,469	39,312	30,103
Net income	32,900	68,784	36,347	26,087	19,144

(in thousands, except for per share and ratios	For the years ended December 31,
and other data)	2008	2007	2006	2005	2004

Financial position
Total assets	1,308,773	1,324,988	879,048	647,951	590,346
Working capital	330,699	177,679	162,077	96,113	102,234
Long-term debt (c)	293,955	133,195	86,238	79,329	89,803
Long-term debt, non-recourse (c)	40,055	56,277	71,624	88,714	64,343
Shareholders’ equity	353,413	344,364	270,175	158,883	133,876

Cash flows / liquidity
Cash flows from (used in) operations	278,664	(158,395)	(54,283)	38,767	60,185
Depreciation and amortization	29,767	26,253	24,737	22,888	21,435
Cash invested in acquisitions / investments in affiliates	60,370	36,249	34,255	16,005	85,753
Investments in property, plant and equipment	20,315	20,346	16,031	11,927	13,201
Net investment in (sale of) railcars (d)	29,533	8,751	20,643	29,810	(90)
EBITDA (e)	110,372	151,162	95,505	74,279	62,083
Per share data:
Net income — basic	1.82	3.86	2.27	1.76	1.32
Net income — diluted	1.79	3.75	2.19	1.69	1.28

Dividends paid	0.325	0.220	0.178	0.165	0.153
Year-end market value	16.48	44.80	42.39	21.54	12.75

Ratios and other data
Pretax return on beginning equity	14.3%	39.2%	34.3%	29.4%	26.0%
Net income return on beginning equity	9.6%	25.5%	22.9%	19.5%	16.5%
Funded long-term debt to equity ratio (f)	0.8-to-1	0.4-to-1	0.3-to-1	0.5-to-1	0.7-to-1
Weighted average shares outstanding (000’s)	18,068	17,833	16,007	14,842	14,492
Effective tax rate	33.4%	35.0%	33.3%	33.6%	36.4%
Note: Prior years have been revised to conform to the 2008 presentation; these changes did not impact net income.

(a)	Includes sales of $865.8 million in 2008, $407.4 million in 2007 and $23.5 million in 2006 of sales pursuant to marketing and originations agreements between the Company and its ethanol LLCs.

(b)	Includes gains on insurance settlements of $0.1 million in 2008, $3.1 million in 2007 and $4.6 million in 2006. Includes development fees related to ethanol joint venture formation of $1.3 million in 2008, $5.4 million in 2007 and $1.9 million in 2006. Includes $4.9 million in gain on available for sale securities in 2007.

(c)	Excludes current portion of long-term debt.

(d)	Represents the net of purchases of railcars offset by proceeds on sales of railcars. In 2004, proceeds exceeded purchases. In 2004, cars acquired as part of an acquisition of a business have been excluded from this number.

(e)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information important to investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(f)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” Does not include non-recourse debt.

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

(in thousands)	For the years ended December 31,
	2008	2007	2006	2005	2004

Net income	$32,900	$68,784	$36,347	$26,087	$19,144
Add:
Provision for income taxes	16,466	37,077	18,122	13,225	10,959
Interest expense	31,239	19,048	16,299	12,079	10,545
Depreciation and amortization	29,767	26,253	24,737	22,888	21,435

EBITDA	110,372	151,162	95,505	74,279	62,083

Add/(subtract):
Provision for income taxes	(16,466)	(37,077)	(18,122)	(13,225)	(10,959)
Interest expense	(31,239)	(19,048)	(16,299)	(12,079)	(10,545)
Realized gains on railcars and related leases	(4,040)	(8,103)	(5,887)	(7,682)	(3,127)
Deferred income taxes	4,124	5,274	7,371	1,964	3,184
Excess tax benefit from share-based payment arrangement	(2,620)	(5,399)	(5,921)	—	—
Equity in earnings of unconsolidated affiliates, net of distributions received	19,307	(23,583)	(4,340)	(443)	(854)
Minority interest in loss of affiliates	(2,803)	(1,356)	—	—	—
Changes in working capital and other	202,029	(220,265)	(106,590)	(4,047)	20,403

Net cash provided by / (used in) operations	$278,664	$(158,395)	$(54,283)	$38,767	$60,185

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
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally. See Note 3 for further discussion with respect to our transactions with these entities.
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
In 2008, the Company completed the purchase of a grain storage facility for $7.1 million and finalized leasing agreements for two others. These three facilities provide the Company with 7.7 million bushels of additional storage capacity, bringing the Company’s total capacity to approximately 91 million bushels throughout the Eastern Corn Belt.
Grain inventories on hand at December 31, 2008 were 64.3 million bushels, of which 18.8 million bushels were stored for others. This compares to 62.3 million bushels on hand at December 31, 2007, of which 9.9 million bushels were stored for others.
Unprecedented market conditions earlier in the year caused grain prices to rise significantly. When grain prices rise and customers have forward contracts with the Company to sell grain at prices lower than the current market price, there is a greater risk for counterparty nonperformance. The Company closely monitors the nonperformance risk of its counterparties and will adjust the fair value of its open contracts if appropriate. Recent price declines have significantly mitigated the Company’s risk of nonperformance by its counterparties. See Note 4 for further discussion regarding the fair value of our commodity contracts and associated counterparty risk.
The ethanol industry continues to be impacted by volatility in the commodity markets for both its production inputs and outputs as well as by government policy. For the year ended December 31, 2008, the pricing relationship between corn and ethanol has had a significant negative impact on the results of the Company’s equity investments in its ethanol LLCs. The Andersons Marathon Ethanol LLC (“TAME”) was the hardest hit as it was also impacted by significantly higher corn prices due to higher basis levels as weather affected corn production in the region. With oil and gasoline prices falling, lowering the demand for ethanol as well as the price, and corn prices remaining high, the Company expects ethanol margins to remain narrow, or even negative, throughout 2009. With the excess capacity in the industry, some ethanol companies around the country have shut down or idled their plants during the last half of 2008. The Company believes this will help to bring industry capacity in line with current demand. The Company expects the pricing relationship between corn and ethanol to stabilize within the next couple of years and return to positive profit margins. The Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs very closely, including any impact on the recoverability of the Company’s investments. As of December 31, 2008, the Company’s investment balance in its three ethanol entities totaled approximately $85.9 million.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer and commodity base.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2008 were 23,784 compared to 22,745 at December 31, 2007. Both lease rates on renewals and new leases and the average utilization rate (railcars and locomotives under management that are under lease, exclusive of railcars managed for third party investors) have been declining. The average utilization rate for the year ended December 31, 2008 was 92.7%. Overall U.S. rail traffic for the year has decreased 2.2% as compared to last year and the last week of December experienced a 21.7% decrease compared to the same week in December of 2007.
In April 2008, operations began at the Group’s repair shop in Anaconda, Montana and in September 2008, the Group added another in Ogden, Utah. This brings the total number of repair shops to seven. The Group will continue to evaluate opportunities for additional repair shops in the future.

Plant Nutrient Group
The Company’s Plant Nutrient Group purchases, stores, formulates, manufactures and sells dry and liquid fertilizer to dealers and farmers as well as sells reagents for air pollution control technologies used in coal-fired power plants. In addition, they provide warehousing and services to manufacturers and customers, formulate liquid anti-icers and deicers for use on roads and runways, and distribute seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash.
Nutrient prices, which increased to historic highs earlier in the year, have dropped significantly in nitrogen and phosphate and are now close to the five year average. A combination of a late harvest and uncertain economic conditions has resulted in a delay in fertilizer purchases by farmers. Motivated by cash needs or the desire to move inventory, nitrogen and phosphate producers with growing inventories have begun to lower prices. This has resulted in farmers further delaying their purchasing in anticipation of more price declines. These price declines in nitrogen and phosphate have resulted in year-to-date lower-of-cost-or-market and contract write-downs of $97.2 million. The Group will continue to monitor fertilizer price volatility into the spring planting season.
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
At the end of the fourth quarter of 2007, a new manufacturing facility, built to manufacture a patented fertilizer product primarily for use on golf course greens, became fully operational. With this increased capacity, the Group has launched several new products for the 2008 season with favorable results.
With the recent decline in fertilizer prices, the Group has been monitoring inventory values very closely. Because this Group purchases nitrogen primarily as it is needed, the risk of inventory devaluation is significantly mitigated and currently no lower-of-cost-or-market issues exist.
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
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The retail industry has been significantly impacted by the weak economy and this will likely continue into the foreseeable future and will have a negative impact on future operating results. The Group has put forth an expense reduction effort to offset some of the negative effects of the weak economy.

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

	Year ended December 31,
	2008	2007	2006

Sales and merchandising revenues	$3,489,478	$2,379,059	$1,458,053
Cost of sales	3,231,649	2,139,347	1,258,813

Gross profit	257,829	239,712	199,240
Operating, administrative and general	181,520	166,486	149,981
Allowance for doubtful accounts	8,710	3,267	595
Interest expense	31,239	19,048	16,299
Equity in earnings of affiliates	4,033	31,863	8,190
Other income, net	6,170	21,731	13,914
Minority interest in net loss of subsidiary	2,803	1,356	—

Operating income	$49,366	$105,861	$54,469

Comparison of 2008 with 2007
Grain & Ethanol Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$2,411,144	$1,498,652
Cost of sales	2,300,190	1,419,285

Gross profit	110,954	79,367
Operating, administrative and general	53,066	47,008
Allowance for doubtful accounts	7,215	2,633
Interest expense	18,667	8,739
Equity in earnings of affiliates	4,027	31,870
Other income, net	4,751	11,721
Minority interest in net loss / (income) of subsidiary	2,803	1,356

Operating income	$43,587	$65,934

Operating results for the Grain & Ethanol Group deceased $22.3 million over 2007. Sales of grain increased $708.3 million, or 60%, over 2007 and is the result of both an increase in volume of 15% and a 40% increase in the average price per bushel sold. Almost all of the volume increase is a result of corn sales to TAME, which started production of ethanol in February 2008. Sales of ethanol increased $197.1 million, or 76%, and is related primarily to the increased sales from ethanol produced by TAME as well as increases from ethanol produced by The Andersons Clymers Ethanol LLC (“TACE”), which began operations in the middle of the second quarter of 2007. Merchandising revenues increased $0.6 million, or 1%, over 2007 and relates to increased corn origination fees to non-ethanol entities. Services provided to the ethanol industry increased $6.5 million, or 50%, and relate primarily to increased activity associated with TAME and TACE.
Gross profit increased $31.6 million, or 40%, for the Group, and is a combination of the increased ethanol service fees, a $9.4 million, or 72%, increase in margin on grain sales, a $7.1 million increase in drying and mixing income, which is income earned when wet grain is received into the elevator and dried to an acceptable moisture level, and gains on commodity derivatives of $7.5 million entered into by the Company’s majority owned subsidiary, The Andersons Ethanol Investment LLC (“TAEI”). TAEI’s commodity derivatives are being used to economically hedge price risk related to TAMEs corn purchases and ethanol sales.

Operating expenses for the Group increased $6.1 million, or 13%, over 2007 and is spread across several expense items, primarily employee related costs, and is a result of growth. The allowance for doubtful accounts increased $4.6 million compared to 2007 and relates primarily to reserves taken against customer receivables for contracts where grain was not delivered and the contracts were subsequently cancelled. Interest expense for the Group increased $9.9 million, or 114%, over 2007. The significant increase in commodity prices earlier in the year and the need to cover margin requirements, which led to an increase in average borrowings, is the main driver for the increase in interest costs for the Group.
Equity in earnings of affiliates decreased $27.8 million, or 87%, from 2007. The decrease from the Company’s ethanol LLCs was $21.5 million and the decrease from Lansing Trade Group LLC (“LTG”) was $6.5 million due to counterparty losses recorded during the fourth quarter. With the ethanol LLCs, the decrease in earnings is a result of the pricing relationship between corn and ethanol which has made it extremely difficult to produce ethanol at a profit. As part of its Risk Management Policy with these entities, the Company attempts to lock in a reasonable margin using forward contracting, however, as the price of corn began to rise and the price of ethanol began to drop, there were limited opportunities to lock in reasonable margins. Each of the ethanol facilities are installing control equipment which is expected to increase throughput capacity, energy efficiencies and decrease emissions. It is expected that this new technology will produce significant cost savings for these entities. The projects are expected to be competed within the next year. The decrease in earnings from LTG were primarily the result of counterparty credit issues that surfaced during the fourth quarter in LTG’s corn originations business that resulted in significant reserves being recorded.
Rail Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$133,898	$129,932
Cost of sales	96,843	92,892

Gross profit	37,055	37,040
Operating, administrative and general	13,392	12,580
Allowance for doubtful accounts	253	81
Interest expense	4,154	5,912
Other income, net	526	1,038

Operating income	$19,782	$19,505

Operating results for the Rail Group increased $0.3 million over 2007. Sales for the Group increased $4.0 million, or 3%, and is the result of a $6.6 million increase in lease income and a $1.2 million increase in the Group’s repair and fabrication shops, offset by a $3.8 million decrease in car sales. The increase in leasing revenue is a result of the Group’s 5% increase in its rail fleet. The addition of the two repair shops in 2008 contributed to their increased sales for the year Gross profit for the Group remained relatively flat for the year. Gross profit in the leasing business increased $2.8 million, or 12%, with a 1% increase in margin percentage. Gross profit on car sales decreased $4.1 million as a result of the decreased sales as well as the mix of cars sold. Scrap sales were up for the year however scrap prices have recently declined, resulting in lower margins. Gross profit in the repair and fabrication business increased $1.2 million as a result of improved margins.
Operating expenses for the Group increased $0.8 million, or 6%, over the prior year and relate primarily to the new rail shops. Interest expense for the Group continues to decrease as it pays off its long-term debt. The majority of the decrease in other income is related to a property insurance claim received in 2007 in the amount of $0.3 million.

Plant Nutrient Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$652,509	$466,458
Cost of sales	618,519	415,856

Gross profit	33,990	50,602
Operating, administrative and general	40,560	22,297
Allowance for doubtful accounts	1,038	355
Interest expense	5,616	1,804
Equity in earnings (loss) of affiliates	6	(7)
Other income, net	893	916

Operating income (loss)	$(12,325)	$27,055

Operating results for the Plant Nutrient Group decreased $39.4 million over its 2007 results. Sales increased $186.1 million, or 40%, over 2007 due to earlier in the year price appreciation in fertilizer which caused the average price per ton sold for the year to be 71% higher than it was in 2007. As prices started to decline during the last several months of 2008 and sales volume decreased, the Company was left with a large inventory position valued higher than the current market. This resulted in lower-of-cost or market and contract adjustments in the amount of $97.2 million. The price appreciation earlier in the year accompanied with the charges taken later in the year as prices fell, have contributed to the decrease in gross profit of $16.6 million and a decrease in gross profit per ton sold of 24%.
Operating expenses for the Group increased $18.3 million, or 82%, over 2007. The Group’s acquisitions during 2008 contributed to $11.9 million of the increase. Maintenance expenses increased $1.5 million due to delays in projects in the prior year that were performed in 2008. The remaining increase in operating expenses is spread amongst several items. The allowance for doubtful accounts increased $0.7 million as a result of more specifically identified higher risk accounts as well as an increase in the total accounts receivable balance.
Interest expense increased $3.8 million, of which, $0.4 million relates to interest on debt assumed from Douglass Fertilizer. The remaining increase is the result of a higher use of working capital due to higher fertilizer prices earlier in the year.
Turf & Specialty Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$118,856	$103,530
Cost of sales	94,152	83,792

Gross profit	24,704	19,738
Operating, administrative and general	21,158	18,462
Allowance for doubtful accounts	149	144
Interest expense	1,522	1,475
Other income, net	446	438

Operating income	$2,321	$95

Operating results for the Turf & Specialty Group increased $2.2 million over its 2007 results. Sales increased $15.3 million, or 15%. In the lawn care business, sales increased $13.9 million, or 16%, primarily in the professional business, and is attributed to a 14% increase in the average price per ton sold. In the cob business, sales increased $1.4 million, or 10%, and can be attributed to a 4% increase in volume and a 5% increase in the average price per ton sold. Gross profit for the Group increased $5.0 million, or 25%. In the lawn care business, gross profit was up $4.0 million with a 2% increase in the margin percentage. In the cob business, gross profit was up $0.9 million with a 4% increase in the margin percentage.
Operating expenses for the Group increased $2.7 million, or 15%, over 2007, and are up in many areas, primarily related to the new Contec DG plant.

Retail Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$173,071	$180,487
Cost of sales	121,945	127,522

Gross profit	51,126	52,965
Operating, administrative and general	50,034	52,737
Allowance for doubtful accounts	55	54
Interest expense	886	875
Other income, net	692	840

Operating income	$843	$139

Operating results for the Retail Group increased $0.7 million over its 2007 results. Sales decreased $7.4 million, or 4%, over 2007 and were experienced in all three of the Group’s market areas. Gross profit decreased 3% due to a 4% decrease in customer counts for the year partially offset by a slight increase in margin percentage. The slight increase in margin percentage is a result of the mix of products sold.
Operating expenses for the Group decreased $2.7 million, or 5%, and is a result of the planned reduction in labor and benefits costs as well as the asset impairment charge taken in the fourth quarter of 2007 in the amount of $1.9 million.
Other

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	3,310	13,402
Allowance for doubtful accounts	—	—
Interest expense (income)	394	243
Other income, net	(1,138)	6,778

Operating (loss)	$(4,842)	$(6,867)

Net corporate operating expenses not allocated back to the business units decreased $10.1 million, or 75%, over 2007 and relate primarily to reduced employee costs for corporate level employees and lower charitable contributions.
Other income decreased $7.9 million over 2007 and is a combination of the 2007 gain on the donation of available for sale securities of $4.9 million and 2008 losses of $2.0 million on deferred compensation assets.
As a result of the operating performances noted above, the Company’s pretax income of $49.4 million for 2008 was 53% lower than the pretax income of $105.9 million in 2007. Income tax expense of $16.5 million was recorded in 2008 at an effective rate of 33.4% which is a decrease from the 2007 effective rate of 35% due primarily to certain Indiana state tax credits related to TACE.
Comparison of 2007 with 2006
Operating income for the Company was $105.9 million in 2007, an increase of $51.4 million over 2006. The 2007 net income of $68.8 million was $32.4 million higher than 2006. Basic earnings per share of $3.86 increased $1.59 from 2006 and diluted earnings per share of $3.75 increased $1.56 from 2006.

Grain & Ethanol Group

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$1,498,652	$791,207
Cost of sales	1,419,285	728,398

Gross profit	79,367	62,809
Operating, administrative and general	47,008	44,164
Allowance for doubtful accounts	2,633	(5)
Interest expense	8,739	6,562
Equity in earnings of affiliates	31,870	8,183
Other income, net	11,721	7,684
Minority interest in net loss / (income) of subsidiary	1,356	—

Operating income	$65,934	$27,955

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
Other income increased $4.0 million over 2006 as a result of development fees earned in the first quarter of 2007 for the formation of an ethanol LLC.

Rail Group

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$129,932	$113,326
Cost of sales	92,892	75,509

Gross profit	37,040	37,817
Operating, administrative and general	12,580	11,615
Allowance for doubtful accounts	81	353
Interest expense	5,912	6,817
Other income, net	1,038	511

Operating income	$19,505	$19,543

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
Plant Nutrient Group

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$466,458	$265,038
Cost of sales	415,856	240,915

Gross profit	50,602	24,123
Operating, administrative and general	22,297	18,988
Allowance for doubtful accounts	355	35
Interest expense	1,804	2,828
Equity in earnings (loss) of affiliates	(7)	7
Other income, net	916	1,008

Operating income	$27,055	$3,287

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
Turf & Specialty Group

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$103,530	$111,284
Cost of sales	83,792	89,556

Gross profit	19,738	21,728
Operating, administrative and general	18,462	17,891
Allowance for doubtful accounts	144	151
Interest expense	1,475	1,555
Other income, net	438	1,115

Operating income	$95	$3,246

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

Retail Group

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$180,487	$177,198
Cost of sales	127,522	124,435

Gross profit	52,965	52,763
Operating, administrative and general	52,737	49,170
Allowance for doubtful accounts	54	61
Interest expense	875	1,245
Other income, net	840	865

Operating income	$139	$3,152

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
The reduction in interest expense for the Group relates primarily to a change in the amount of Corporate interest allocated to the Group.
Other

	Year ended December 31,
	2007	2006

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	13,402	8,153
Allowance for doubtful accounts	—	—
Interest expense (income)	243	(2,708)
Other income, net	6,778	2,731

Operating (loss)	$(6,867)	$(2,714)

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
The change in interest expense (credit) is due to a change in the allocation of interest income that is now passed back the business segments.
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

Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $278.7 million in 2008, a $437 million improvement to the use of cash in 2007 of $158 million. The significant increase in operating cash flows over 2007 relates primarily to a significant decrease in the amount of margin call requirements. Net working capital at December 31, 2008 was $330.7 million, an increase of $153.0 million from December 31, 2007.
Due to recent market declines which have impacted the assets held in the Company’s defined benefit pension plan, the Company made an additional $5 million contribution for the 2008 fiscal year for a total contribution of $10 million. The Company made income tax payments of $49.7 million for the year ended December 31, 2008, compared to $24.1 million in 2007.
Investing Activities
Total capital spending for 2008 on property, plant and equipment within the Company’s base business was $20.3 million, which includes $10.5 million in the Plant Nutrient Group, $5.3 million in the Grain & Ethanol Group, $2.0 million in the Turf & Specialty Group, $0.9 million in the Retail Group, $0.7 million in the Rail Group and $0.9 million in Corporate purchases.
In addition to spending on conventional property, plant and equipment, the Company spent $98.0 million in 2008 for the purchase of railcars and capitalized modifications on railcars, partially offset by proceeds from the sales and dispositions of railcars of $68.5 million.
The Company increased its investments in affiliates by $41.4 million in 2008. This includes a $31.6 million additional investment in Lansing Trade Group LLC, bringing the Company’s ownership interest to approximately 49%. In addition, the Company increased its investments in TAME by $9.8 million. The Company’s share of this investment remains at 50%.
In May 2008, the Company acquired 100% of the shares of Douglass Fertizlier & Chemical, Inc. The final purchase price, net of cash received upon acquisition was $7.8 million. This acquisition diversifies the Company’s product line offering and expands its geographic market outside of the traditional Midwest row crops and into Florida’s specialty crops. In August 2008, the Company acquired three pelleted lime production facilities in Ohio, Illinois, and Nebraska to expand its pelleted lime capabilities. The final purchase price was $5.1 million. Both of these acquisitions are within the Plant Nutrient Group.
In September 2008, the Company completed the purchase of a grain storage facility for $7.1 million and finalized leasing arrangements for two others. These three facilities provide the Company with 7.7 million bushels of additional storage capacity, bringing the Company’s total capacity to 91.4 million bushels throughout the Eastern Corn Belt.
The Company expects to spend approximately $53 million in 2009 on conventional property, plant and equipment and an additional $75 million for the purchase and capitalized modifications of railcars with related sales or financings of $65 million.
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2008, to provide the Company with $655 million in short-term lines of credit. The arrangement also includes a temporary flex line, which was amended in October 2008, allowing the Company an additional $161 million of borrowing capacity. The temporary flex line matures in April 2009 and the line of credit matures in September 2009. The Company had not drawn on its short-term line of credit at December 31, 2008. This is a $245.5 million decrease from the short-term borrowings as of December 31, 2007 and is due primarily to the significant decrease in margin call requirements. Peak borrowing on the line of credit during 2008 was $666.9 million in March when commodity prices were at all time highs. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. In addition to amending its short-term lines during 2008, the Company entered into a $195 million long-term note purchase agreement during the first quarter and a $16.2 million bond note during the third quarter.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and limitations on additional debt. The Company was in compliance with all such covenants at December 31, 2008. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
A cash dividend of $0.0475 per common share was paid in the first three quarters of 2007. A cash dividend of $0.0775 was paid in the fourth quarter of 2007 and the first and second quarters of 2008. A cash dividend of $0.085 was paid in the third and fourth quarter of 2008 and the first quarter of 2009. During 2008, the Company issued approximately 203,000 shares to employees and directors under its share compensation plans. In addition, the Company repurchased approximately 77,000 shares during the fourth quarter of 2008 for $0.9 million.
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
The recent volatility in the capital and credit markets has had a significant impact on the economy. While this volatile and challenging economic environment is a reality, the Company has continued to have good access to the credit markets. For example, at its high, the Company had over $920 million of committed borrowing capacity on its short-term line of credit. This is significantly higher than our peak borrowing of $666.9 million. The Company’s short-term credit facility has a three year commitment and expires in September 2009. The Company is already in the process of renewing this line and expects to close at the beginning of the second quarter. There are currently 22 banks in the bank group and the Company has been informed that not all of the banks will participate in the renewal. While certain banks have indicated that they will not participate, others have shown interest in joining the bank group. With this, the Company expects a less than 20% reduction in the total commitment. Based on preliminary discussions with the bank, the Company does not expect any changes to covenants. Over the past months, the Company has been able to successfully work with its lenders to expand and contract its borrowing capacity under the short-term line as needed to ensure that it has an adequate liquidity cushion. This is due, in part, to the fact that the Company reduced its reliance on short-term credit facilities by raising $211.2 million in long-term debt during 2008. In the unlikely event that the Company were faced with a situation where it was not able to access the capital markets (including through the renewal of its line of credit), the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At December 31, 2008, the Company had $800.6 million available under its short-term line of credit.

Contractual Obligations
Future payments due under contractual obligations at December 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	3-5 years	years	Total

Long-term debt (a)	$14,594	$116,731	$27,619	$149,605	$308,549
Long-term debt non-recourse (a)	13,147	19,034	20,146	875	53,202
Interest obligations	19,245	31,175	19,511	24,829	94,760
Uncertain tax positions	152	540	66	—	758
Operating leases (b)	27,915	48,140	24,297	29,317	129,669
Purchase commitments (c)	860,412	92,701	2,997	739	956,849
Other long-term liabilities (d)	6,113	2,405	2,575	6,950	18,043

Total contractual cash obligations	$941,578	$310,726	$97,211	$212,315	$1,561,830

(a)	The Company is subject to various loan covenants as highlighted previously. Although the Company is and has been in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

(b)	Approximately 84% of the operating lease commitments above relate to 8,700 railcars and 12 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.

(c)	Includes the amounts related to purchase obligations in the Company’s operating units, including $622 million for the purchase of grain from producers (of which $0.9 million were under delayed price contracts in which the price is not yet set) and $262 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See narrative description of business for the Grain & Ethanol Group in Item 1 of this Annual Report on Form 10-K for further discussion.

(d)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2009 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2013 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2009 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $15.4 million at December 31, 2008, of which $8.1 million are credit enhancements for industrial revenue bonds included in the contractual obligations table above.
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

The following table describes the railcar and locomotive positions of the Rail Group at December 31, 2008.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet - current	142
Owned-railcar assets leased to others	On balance sheet - non-current	12,640
Railcars leased from financial intermediaries	Off balance sheet	8,700
Railcars — non-recourse arrangements	Off balance sheet	2,178

Total Railcars		23,660

Locomotive assets leased to others	On balance sheet - non-current	25
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	12
Locomotives — non-recourse arrangements	Off balance sheet	87

Total Locomotives		124

In addition, the Company manages approximately 792 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $109.4 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding twelve years. The majority of these railcars have been leased to customers at December 31, 2008 over similar terms. The Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk. Refer to Note 10 to the Company’s consolidated financial statements for more information on the Company’s leasing activities.
In addition to the railcar counts above, the Grain & Ethanol Group owns 150 railcars which it leases to third parties under operating leases. These cars are included in railcar assets leased to others in the consolidated balance sheets.
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
Grain Inventories and Commodity Derivative Contracts
The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the Chicago Board of Trade (adjusted for primarily transportation costs); and the Company’s grain inventories may be sold without significant additional processing.. Commodity derivative contracts represent forward purchase and sale contracts and both exchange traded and over-the-counter contracts. Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. Unprecedented market conditions in the grain industry have led to increases in the risk of non-performance by the counterparties. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its assessment of nonperformance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income. The recent decrease in commodity prices from their historic highs during the first half of 2008, along with the completion of the fall harvest, have significantly mitigated the Company’s counterparty nonperformance risk. The total value of negative contract equity (i.e. the aggregate amounts for which the current market prices of the quantities of the underlying commodities exceed the amounts for which the Company’s producers have contracted to sell to the Company for) at December 31, 2008 was $89.4 million, compared to $238.3 million at December 31, 2007. If management used different methods or factors to estimate fair value or if there were changes in economic circumstances or deterioration of the financial condition of the counterparties to the contracts, the amounts reported as inventories, commodity derivative assets and liabilities and sales and merchandising revenues could differ. At December 31, 2008 and 2007, the Company had $0.8 million and $2.9 million, respectively, of fair value allowances relating to non-performance risk.
Impairment of Long-Lived Assets and Equity Method Investments
The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or rolling stock. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 5 to the Company’s consolidated financial statements in Item 8) that it acquired in various business combinations. Whenever changing conditions warrant, the Company assesses whether the realizability of its impacted tangible and intangible assets may be impaired. We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future undiscounted, and as appropriate discounted, cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. While we believe the assumptions we use to estimate future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. If management used different estimates and assumptions in its evaluation of these cash flows, the Company could recognize different amounts of expense in future periods.
The Company also holds investments in seven limited liability companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company’s carrying value which is other than temporary. At December 31, 2008, the Company’s total investment in ethanol entities accounted for using the equity method of accounting was $85.9 million.
During the fourth quarter of 2008, the Company determined that the continued losses incurred from its investment in TAME warranted additional assessment. In accordance with APB 18 “The Equity Method of Accounting for Investments in Common Stock”, the Company assessed whether it was likely that TAME would, based on the Company’s reasonable assumptions, sustain an earnings capacity that would justify the carrying amount of the Company’s investment in TAME of $29.8 million. As part of this assessment, the Company used external market data as well as its own internal industry expertise to create assumptions about future corn, DDG and ethanol prices, TAME’s future production rate and changes to the Renewable Fuels Standard. Using these assumptions, the Company prepared a forecast of discounted cash flows from operations through 2018, using TAME’s average borrowing rates as the discount rate. The Company then compared its proportional share of those cash flows to its investment balance at December 31, 2008. The analysis performed indicated that the Company would have the ability to recover all of its investment, supporting the fact that TAME is likely to sustain earnings to justify the carrying value of the Company’s investment, and therefore, no impairment exists. For ethanol producers like TAME whereby corn is the primary raw material for the production of ethanol, the profitability of such entity will largely be attributable to the relationship between the price of corn and the price of ethanol, and accordingly, the Company’s estimates of future corn and ethanol prices is the most significant estimate utilized in its assessment of the TAME cash flows. Correspondingly, the recoverability of the Company’s investment in TAME under APB 18 will be significantly impacted by the accuracy of those assumptions. Many factors, including recent volatility in the corn markets as well as oversupply in the ethanol industry, have reduced current margins to levels which are presently putting significant pressure on ethanol entities to achieve profitability. For a number or reasons, including the likelihood of more stabilized corn prices and anticipated reductions to the oversupply situation in the ethanol markets due to the increasing requirements under the Renewable Fuel Standards, the Company is anticipating margins to become much more favorable to ethanol producers. The Company has formed this judgment on margins based on its own internal forecasting as well as through the use of outside advisors that specialize in forecasting corn and ethanol prices and believe such assumptions to be reasonable, although clearly not certain. As the commodities used in the production of ethanol are subject to significant price volatility, the Company has the risk that the assumptions used will not be reflective of actual price trends. As the Company has the ability and intent to hold this and its other ethanol investments for the long-term, the Company will continue to monitor these assumptions going forward.
Lower-of-Cost-or-Market Inventory Adjustments
The Company records its non-grain inventory at the lower of cost or market. Whenever changing conditions warrant, the Company evaluates the carrying value of its inventory compared to the current market. Market price is determined using both external data, such as current selling prices by third parties and quoted trading prices for the same or similar products, and internal data, such as the Company’s current ask price and expectations on normal margins. If the evaluation indicates that the Company’s inventory is being carried at values higher than the current market can support, the Company will write down its inventory to its best estimate of net realizable value.
Significant price volatility in the fertilizer markets, primarily in nitrogen and phosphate, and a late harvest led to delayed purchasing on the part of the farmer/producer and as a result fertilizer prices began to drop significantly. This resulted in the Company carrying high amounts of inventory at values above what it estimated it could recover. The Company prepared a lower-of-cost-or-market analysis to determine what the carrying value of the fertilizer inventory should be. Due to the low transaction volume in the market, the Company was required to make assumptions about future selling prices. The Company used various inputs including actual sales made and offers from customers and suppliers as well as equivalent offers based on known basis levels to that point. This assessment resulted in lower-of-cost or market inventory and contract adjustment of $97.2 million. An assumed 5% additional decrease in net realizable value would have resulted in an additional write-down of approximately $5.7 million.
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
Commodity Prices
The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and higher standards of living, and global production of similar and competitive crops. To reduce price risk caused by market fluctuations in purchase and sale commitments for grain and grain held in inventory, the Company enters into exchange-traded futures and options contracts that function as economic hedges. The market value of exchange-traded futures and options used for economic hedging has a high, but not perfect correlation, to the underlying market value of grain inventories and related purchase and sale contracts. The less correlated portion of inventory and purchase and sale contract market value (known as basis) is much less volatile than the overall market value of exchange-traded futures and tends to follow historical patterns. The Company manages this less volatile risk using its daily grain position report to constantly monitor its position relative to the price changes in the market. In addition, inventory values are affected by the month-to-month spread relationships in the regulated futures markets, as the Company carries inventories over time. These spread relationships are also less volatile than the overall market value and tend to follow historical patterns but also represent a risk that cannot be directly offset. The Company’s accounting policy for its futures and options, as well as the underlying inventory positions and purchase and sale contracts, is to mark them to the market price daily and include gains and losses in the statement of income in sales and merchandising revenues.
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

	December 31,
(in thousands)	2008	2007

Net long (short) position	$(325)	$5
Market risk	(33)	1
Interest Rates
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates and credit ratings for similar types of borrowing arrangements. In addition, the Company has derivative interest rate contracts recorded in its balance sheet at their fair value. The fair value of these contracts is estimated based on quoted market termination values. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

	December 31,
(in thousands)	2008	2007

Fair value of long-term debt and interest rate contracts	$353,905	$211,661
Fair value in excess of (less than) carrying value	(10,213)	(2,795)
Market risk	13,217	3,339

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
of The Andersons, Inc.:
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Lansing Trade Group LLC, an entity in which The Andersons, Inc. has an investment in and accounts for under the equity method of accounting, and for which The Andersons, Inc. recorded $8.776 million of equity in earnings of affiliates for the year ended December 31, 2008. The financial statements of Lansing Trade Group LLC as of December 31, 2008 and for the year then ended were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements of The Andersons, Inc. as of December 31, 2008 and for the year ended December 31, 2008 expressed herein, insofar as it relates to the amounts included for Lansing Trade Group LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toledo, Ohio
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Lansing Trade Group, LLC
Overland Park, Kansas
We have audited the consolidated balance sheet of Lansing Trade Group, LLC and subsidiaries as of December 31, 2008 and the related consolidated statements of income and other comprehensive income, members’ equity and cash flows for the year then ended (not included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Elkhart, Indiana
February 20, 2009

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per common share data)	2008	2007	2006

Sales and merchandising revenues	$3,489,478	$2,379,059	$1,458,053
Cost of sales and merchandising revenues	3,231,649	2,139,347	1,258,813

Gross profit	257,829	239,712	199,240

Operating, administrative and general expenses	181,520	166,486	149,981
Allowance for doubtful accounts receivable	8,710	3,267	595
Interest expense	31,239	19,048	16,299
Other income / gains:
Equity in earnings of affiliates	4,033	31,863	8,190
Other income — net	6,170	21,731	13,914
Minority interest in loss of subsidiaries	2,803	1,356	—

Income before income taxes	49,366	105,861	54,469
Income tax provision	16,466	37,077	18,122

Net income	$32,900	$68,784	$36,347

Per common share:
Basic earnings	$1.82	$3.86	$2.27

Diluted earnings	$1.79	$3.75	$2.19

Dividends paid	$0.325	$0.220	$0.178

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$81,682	$22,300
Restricted cash	3,927	3,726
Accounts and notes receivable, less allowance for doubtful accounts of $13,584 in 2008; $4,545 in 2007	130,091	106,257
Margin deposits, net	13,094	20,467
Inventories	436,920	502,904
Commodity derivative assets — current	84,919	205,956
Railcars available for sale	1,971	1,769
Deferred income taxes	15,338	2,936
Prepaid expenses and other current assets	88,020	38,576

Total current assets	855,962	904,891
Other assets:
Pension asset	—	10,714
Commodity derivative assets — noncurrent	3,662	29,458
Other assets	12,433	7,892
Investments in and advances to affiliates	141,055	118,912

	157,150	166,976
Railcar assets leased to others, net	174,132	153,235
Property, plant and equipment, net	121,529	99,886

	$1,308,773	$1,324,988

Liabilities and Shareholders’ equity
Current liabilities:
Short-term line of credit	$—	$245,500
Accounts payable for grain	216,307	143,479
Other accounts payable	107,697	115,016
Customer prepayments and deferred revenue	54,449	38,735
Commodity derivative liabilities — current	67,055	122,488
Accrued expenses	52,014	38,176
Current maturities of long-term debt — non-recourse	13,147	13,722
Current maturities of long-term debt	14,594	10,096

Total current liabilities	525,263	727,212
Deferred income and other long-term liabilities	12,977	6,172
Commodity derivative liabilities — noncurrent	3,706	2,090
Employee benefit plan obligations	35,513	18,705
Long-term debt — non-recourse, less current maturities	40,055	56,277
Long-term debt, less current maturities	293,955	133,195
Deferred income taxes	32,197	24,754

Total liabilities	943,666	968,405

Minority interest in subsidiary	11,694	12,219

Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized; 19,198 shares issued	96	96
Preferred shares, without par value, 1,000 shares authorized; none issued	—	—
Additional paid-in capital	173,393	168,286
Treasury shares, at cost (1,069 in 2008; 1,195 in 2007)	(16,737)	(16,670)
Accumulated other comprehensive loss	(30,046)	(7,197)
Retained earnings	226,707	199,849

	353,413	344,364

	$1,308,773	$1,324,988

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2008	2007	2006

Operating activities
Net income	$32,900	$68,784	$36,347
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,767	26,253	24,737
Allowance for doubtful accounts receivable	8,710	3,267	595
Minority interest in loss of subsidiaries	(2,803)	(1,356)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	19,307	(23,583)	(4,340)
Realized and unrealized gains on railcars and related leases	(4,040)	(8,103)	(5,887)
Excess tax benefit from share-based payment arrangement	(2,620)	(5,399)	(5,921)
Deferred income taxes	4,124	5,274	7,371
Stock based compensation expense	4,050	4,374	2,891
Gain on donation of equity securities	—	(4,773)	—
Asset impairment	—	1,926	—
Lower of cost or market inventory and contract adjustment	97,268	—	—
Other	58	(192)	(921)
Changes in operating assets and liabilities:
Accounts and notes receivable	(23,460)	(21,826)	(13,814)
Inventories	3,074	(206,447)	(41,307)
Commodity derivatives and margin deposits	102,818	(79,534)	(57,258)
Prepaid expenses and other assets	(56,939)	(12,849)	(5,348)
Accounts payable for grain	72,648	47,564	14,970
Other accounts payable and accrued expenses	(6,198)	48,225	(6,398)

Net cash (used in) provided by operating activities	278,664	(158,395)	(54,283)
Investing activities
Acquisition of businesses, net of $0.3 million cash acquired	(18,920)	—	—
Purchases of property, plant and equipment	(20,315)	(20,346)	(16,031)
Purchases of railcars	(97,989)	(56,014)	(85,855)
Proceeds from sale and disposition of railcars and related leases	68,456	47,263	65,212
Proceeds from sale of property, plant and equipment and other	(21)	1,749	1,775
Proceeds received from minority interest	2,278	13,673	—
Investment in affiliates	(41,450)	(36,249)	(34,255)

Net cash used in investing activities	(107,961)	(49,924)	(69,154)
Financing activities
Net increase (decrease) in short-term borrowings	(245,500)	170,500	62,600
Proceeds from offering of common shares	—	—	81,607
Proceeds from issuance of long-term debt	220,827	56,892	15,845
Proceeds from issuance of non-recourse, securitized long-term debt	—	835	2,001
Payments of long-term debt	(65,293)	(9,999)	(8,687)
Payments of non-recourse, securitized long-term debt	(16,797)	(15,831)	(25,361)
Payment of debt issuance costs	(2,283)	—	(52)
Purchase of treasury stock	(924)	—	—
Proceeds from issuance of treasury shares under stock compensation plans	1,914	3,354	1,893
Excess tax benefit from share-based payment arrangement	2,620	5,399	5,921
Dividends paid	(5,885)	(3,929)	(2,808)

Net cash provided by (used in) financing activities	(111,321)	207,221	132,959

Increase (decrease) in cash and cash equivalents	59,382	(1,098)	9,522
Cash and cash equivalents at beginning of year	22,300	23,398	13,876

Cash and cash equivalents at end of year	$81,682	$22,300	$23,398

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Unearned	Retained
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Compensation	Earnings	Total

Balances at January 1, 2006	$84	$70,121	$(13,195)	$(455)	$(259)	$102,587	$158,883

Net income						36,347	36,347
Other comprehensive income:
Minimum pension liability (net of $8 income tax)				13			13
Cash flow hedge activity				(60)			(60)
Unrealized gains on investment (net of income tax of $1,461)				2,488			2,488

Comprehensive income							38,788
Equity offering (2,238 shares)	12	81,595					81,607
Unrecognized actuarial loss and prior service costs (net of income tax of $6,886)				(11,721)			(11,721)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $6,307 (208 shares)		8,225	(2,858)		259		5,626
Dividends declared ($0.1825 per common share)						(3,008)	(3,008)

Balances at December 31, 2006	96	159,941	(16,053)	(9,735)	—	135,926	270,175

Net income						68,784	68,784
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281			5,281
Cash flow hedge activity				(254)			(254)
Unrealized gains on investment (net of income tax of $305)				519			519

Disposal of equity securities (net of income tax of $1,766)				(3,008)			(3,008)

Comprehensive income							71,322
Impact of adoption of FIN 48						(383)	(383)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)				7,728
Dividends declared ($0.25 per common share)						(4,478)	(4,478)

Balances at December 31, 2007	96	168,286	(16,670)	(7,197)	—	199,849	344,364

Net income						32,900	32,900
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $12,968)				(22,328)			(22,328)
Cash flow hedge activity (net of income tax of $300)				(521)			(521)

Comprehensive income							10,051
Purchase of treasury shares (77 shares)			(924)				(924)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,485 (203 shares)		5,107	857				5,964
Dividends declared ($0.3325 per common share)						(6,042)	(6,042)

Balances at December 31, 2008	$96	$173,393	$(16,737)	$(30,046)	$—	$226,707	$353,413

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
Certain amounts in the prior period Condensed Consolidated Statement of Cash Flows and Consolidated Balance Sheets have been reclassified to conform to the current presentation. These reclassifications are not considered material and had no effect on net income or shareholders’ equity as previously reported.
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
Restricted cash is held as collateral for certain of the Company’s debt described in Note 7.
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

Inventories and Commodity Derivatives
The Company’s operating results can be affected by changes to commodity prices. To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures and options contracts as well as over-the-counter contracts for ethanol, corn, soybeans, wheat and oats. All of these contracts are considered derivatives under Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company records these commodity contracts on the balance sheet as assets or liabilities as appropriate, and accounts for them at fair value using a daily mark-to-market method, the same method it uses to value grain inventory. Management determines fair value based on exchange-quoted prices, adjusted for differences in local markets and non-performance risk. Company policy limits the Company’s “unhedged” grain position. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards. Additional information about the fair value of the Company’s commodity derivatives is presented in Note 4 to the consolidated financial statements.
All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Significant price volatility in the fertilizer markets in 2008, primarily in nitrogen and phosphate, and a late harvest led to delayed purchasing on the part of the farmer/producer and as a result fertilizer prices began to drop significantly. This resulted in the Company carrying high amounts of inventory at values above what it estimated it could recover. At December 31, 2008, the Company prepared a lower-of-cost-or-market analysis to determine what the carrying value of the fertilizer inventory should be. This assessment resulted in the Company recording a lower-of-cost or market inventory adjustment of $63.5 million and a liability for adverse fixed price purchase commitments of $20.6 million (which is included in accrued expenses in the Company’s consolidated balance sheet). In addition to the December 31, 2008 adjustments, the Company also recorded a lower-of-cost or market inventory adjustment and liability for adverse fixed price purchase commitments in the amount of $8.9 million and $4.2 million, respectively, at September 30, 2008.
Master Netting Arrangements
In the second quarter of 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. Under FSP 39-1 and consistent with the balance sheets presented herein, the Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At December 31, 2008 and December 31, 2007, the margin deposit assets and margin deposit liabilities consisted of the following:

	December 31, 2008		December 31, 2007
	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities
Collateral posted	$26,023	$—	$114,933	$11,673
Collateral received	—	(5,858)	—	—
Fair value of derivatives	(12,929)	4,080	(94,466)	(24,466)

Balance at end of period	$13,094	$(1,778)	$20,467	$(12,793)

Marketing Agreement
The Company has negotiated a marketing agreement that covers certain of its grain facilities (some of which are leased from Cargill). Under this five-year amended and restated agreement (ending in May 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared 50/50 with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill (if required) at each contract year end. The Company recognizes its share of income to date at each month-end and accrues for any payment to Cargill in accordance with Emerging Issues Task Force Topic D-96, “Accounting for Management Fees Based on a Formula.” The Company expects to begin negotiations on a new agreement before the current agreement ends.
Derivatives — Interest Rate and Foreign Currency Contracts
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has a long-term interest rate swap recorded in other long-term liabilities and a foreign currency collar recorded in other assets and has designated them as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in prepaid expenses and other assets or current and long-term liabilities and changes in fair value are recognized currently in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is immediately recorded as interest expense. The deferred derivative gains and losses on closed treasury rate locks and the changes in fair value of the interest rate corridors are reclassified into income over the term of the underlying hedged items, which are either long-term debt or lease contracts.
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
Intangible Assets and Goodwill
Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years) on the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to annual impairment tests, or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill.
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
Accounts Payable for Grain
Accounts payable for grain includes certain amounts related to grain purchases for which, even though we have taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date, adjusted for the applicable premium or discount. At December 31, 2008 and 2007, the amount of accounts payable for grain computed on the basis of market prices was $71.0 million and $30.1 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123 revised 2004, “Share-Based Payment” (“SFAS 123(R)”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.
Deferred Compensation Liability
Included in accrued expenses are $4.2 million and $5.7 million at December 31, 2008 and 2007, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s qualified defined contribution plan. Assets funding this plan are recorded at fair value and are equal to the value of this liability. This plan has no impact on income.
Revenue Recognition
Sales of products are recognized at the time title transfers to the customer, which is generally at the time of shipment or when the customer takes possession of goods in the retail stores. Under the Company’s mark-to-market method for its grain and ethanol operations, gross profit on grain and ethanol sales are recognized when sales contracts are executed. Sales of grain and ethanol are then recognized at the time of shipment when title transfers to the customer. Revenues from other grain and ethanol merchandising activities are recognized as open grain contracts are marked-to-market or as services are provided. Revenues for all other services are recognized as the service is provided. Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales to financial intermediaries of owned railcars which are subject to an operating lease (with the Company being the lessor in such operating leases prior to the sale, referred to as a “non-recourse transaction”) are recognized as revenue on the date of sale if the Company does not maintain substantial risk of ownership in the sold railcars. Revenues recognized related to these non-recourse transactions totaled $22.3 million in both 2008 and 2007, and $13.0 million in 2006. Revenue on operating leases (where the Company is the lessor) and on servicing and maintenance contracts in non-recourse transactions is recognized over the term of the lease or service contract.
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
In addition to the sale of railcars the Company makes to financial intermediaries on a non-recourse basis and recorded as revenue as discussed above, the Company also acts as the lessor and/or the lessee in various leasing arrangements as described below.
The Company’s Rail Group leases railcars and locomotives to customers, manages railcars for third parties and leases railcars for internal use. The Company acts as the lessor in various operating leases of railcars that are owned by the Company, or leased by the Company from financial intermediaries and, in turn, leased by the Company to end-users of the railcars. The leases from financial intermediaries are generally structured as sale-leaseback transactions, with the leaseback by the Company being treated as an operating lease. The Company records lease income for its activities as an operating lessor as earned, which is generally spread evenly over the lease term. Certain of the Company’s leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. Typically, the lease term related to per-diem leases is one year or less. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true up adjustment when the actual data is received. Such true-up adjustments were not significant for any period presented. Lease income recognized under per diem arrangements totaled $9.1 million, $10.3 million and $11.5 million, in 2008, 2007 and 2006, respectively. The Company expenses operating lease payments made to financial intermediaries on a straight-line basis over the lease term.
The Company periodically enters into leases with Rail Group customers that are classified as direct financing capital leases, with the Company being the lessor. Although these lease terms are not significantly different from other operating leases that the Company maintains with its railcar customers, they qualify as capital leases. For these leases, the minimum lease payments, net of unearned income is included in accounts receivable for the amount to be received within one year and the remainder in other assets. In 2006, the Company entered into a direct financing lease and at December 31, 2008 and 2007, the present value of minimum lease payments receivable was $2.2 million and $2.4 million, respectively, with unearned income of $1.2 million and $1.4 million, respectively.
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

Accumulated Other Comprehensive Loss
The balance in accumulated other comprehensive loss at December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007

Unrecognized actuarial loss and prior service costs	$(28,862)	$(6,534)
Cash flow hedges	(1,184)	(663)

	$(30,046)	$(7,197)

Research and Development
Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty Group. The Company expended approximately $0.5 million, $0.6 million and $0.5 million on research and development activities during 2008, 2007 and 2006, respectively. In 2008, the Company, along with several partners, was awarded a $5 million grant from the Ohio Third Frontier Commission. The grant is for the development and commercialization of advanced granules and other emerging technologies to provide solutions for the economic health and environmental concerns of today’s agricultural industry. For the year ended December 31, 2008, the Company received $0.1 million as part of this grant.
Advertising
Advertising costs are expensed as incurred. Advertising expense of $4.2 million, $4.4 million and $3.8 million in 2008, 2007, and 2006, respectively, is included in operating, administrative and general expenses.
Earnings per Share
Basic earnings per share is equal to net income divided by weighted average shares outstanding. Diluted earnings per share is equal to basic earnings per share plus the incremental per share effect of dilutive options, restricted shares and performance share units.

	Year ended December 31,
(in thousands)	2008	2007	2006

Weighted average shares outstanding — basic	18,068	17,833	16,007
Unvested restricted shares, SOSARs, PSUs and shares issuable upon exercise of options	295	493	559

Weighted average shares outstanding — diluted	18,363	18,326	16,566

Diluted earnings per share for the years ended December 31, 2008 and December 31, 2006 exclude the impact of approximately sixty nine thousand and two hundred employee stock options, respectively, as such options were antidilutive. There were no antidilutive equity instruments at December 31, 2007.
New Accounting Standards
In February 2008, the FASB issued FSP No. 157-2 “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The Company will adopt FSP No. 157-2 beginning January 1, 2009. The Company is in the process of assessing the impact this new standard will have on the Consolidated Statement of Income and Consolidated Balance Sheet.
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” which requires companies with derivative instruments to disclose additional information that will enable users of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning in the first quarter of 2009. Because SFAS 161 only requires additional disclosures, there will be no impact to the Company’s Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Shareholders’ Equity.
In April 2008, the FASB issued FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 requires a company to consider its own historical experience in renewing or extending certain intangible assets when determining the useful life of similar type assets. FSP No. FAS 142-3 is effective for the Company for intangible assets acquired after January 1, 2009. The impact of FSP No. FAS 142-3 is not expected to be material.
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of both basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of FSP No. EITF 03-6-1 and will apply the standard prospectively beginning in the first quarter of 2009. The impact on both basic and diluted earnings per share is not expected to be material.
In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF 08-06 “Equity Method Investment Accounting Considerations”. EITF 08-06 requires the following:
•	The initial carrying value of an equity method investment to be measured at cost;

•	An equity method investor must recognize other-than-temporary impairments of an equity method investee in accordance with paragraph 19(h) of Opinion 18; and

•	An equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment with any gain or loss recognized in earnings.
EITF 08-06 is not expected to materially impact the Company’s financial results.
In November 2008, the EITF issued EITF 08-07 “Accounting for Defensive Intangible Assets” which applies to acquired intangible assets in situations where the company does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting and shall be assigned a useful life that reflects the entities consumption of the expected benefits related to the asset. EITF 08-07 is effective for the Company for intangible assets acquired on or after January 1, 2009.
In December 2008, the FASB issued FSP 132(R)-1 “Employer’ Disclosures about Postretirement Benefit Plan Assets” which requires companies with Postretirement Benefit Plans to disclose additional information that will enable users of financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of credit risk within plan assets. FSP 132(R)-1 is effective for the Company for the year ended December 31, 2009. Because FSP 132(R)-1 only requires additional disclosures, there will be no impact to the Company’s Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows or Consolidated Statement of Shareholders’ Equity.
2. Business Acquisitions
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
In August 2008, the Company acquired 100% of the shares of Mineral Processing Company and ASC Mineral Processing Company, two pelleted lime manufacturing facilities in Ohio and Illinois, as well as the assets of another facility in Nebraska for $5.1 million. The acquisition expands the pelleted lime capabilities of its Plant Nutrient Group and makes the Company the largest producer of pelleted lime in North America.
In September 2008, the Company acquired a grain storage facility in Michigan for $7.1 million and finalized a leasing agreement for another facility also in Michigan. These two facilities provide the Company with 3.6 million bushels of additional storage capacity.
The summarized purchase price allocations for these three acquisitions are as follows:

Cash	$350
Other current assets	21,533
Intangible assets	4,628
Goodwill	241
Other long term assets	874
Property, plant and equipment	16,034
Current liabilities	(8,680)
Current maturities of long term debt	(7,569)
Long term debt	(2,156)
Other long term liabilities	(4,835)

Total purchase price (a)	$20,420

(a)	Of the $20.4 million aggregate purchase price, $1.0 million remained in other long-term liabilities at December 31, 2008 and $0.2 million remained in other accounts payable. These amounts will be paid out over a period of 3 years.
3. Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The Company has marketing agreements with three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are done through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2008 and 2007, revenues recognized for the sale of ethanol were $454.6 million and $257.6 million, respectively. There were no sales of ethanol in for the year ended December 31, 2006. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates 100% of the corn used in production for each ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2008, 2007 and 2006, revenues recognized for the sale of corn under these agreements were $411.2 million, $149.8 million and $23.5 million, respectively.
In January 2003, the Company invested $1.2 million in Lansing Trade Group LLC for a 15% interest. Lansing Trade Group LLC, was formed in 2002 and focuses on trading commodity contracts and trading related to the energy industry. Since the initial investment, the Company has contributed an additional $45.6 million and now holds a 49% interest.

The following table presents summarized financial information of Lansing Trade Group LLC as it qualified as a significant subsidiary for both the years ended December 31, 2008 and 2007.

	December 31,
(in thousands)	2008	2007	2006

Sales	$4,420,775	$3,584,134	$1,769,163
Gross profit	69,934	68,895	42,973
Income from continuing operations	17,795	35,917	18,751
Net Income	17,795	35,917	18,751

Current assets	591,719	675,274
Non-current assets	70,299	27,372
Current liabilities	551,131	455,433
Non-current liabilities	10,078	178,953
Minority interest	14,506	7,534
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
The following table presents summarized financial information of TACE as it qualified as a significant subsidiary for the year ended December 31, 2008.

	December 31,
(in thousands)	2008	2007	2006

Sales	$269,777	$155,437	$—
Gross profit	27,499	31,811	—
Income from continuing operations	22,021	25,317	(6,476)
Net Income	22,021	25,317	(6,476)

Current assets	31,286	32,600
Non-current assets	113,139	122,461
Current liabilities	19,140	30,323
Non-current liabilities	41,696	50,511
In 2006, the Company invested $11.4 million for a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). In January 2007, the Company invested an additional $7.1 million in TAME and in February 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company. Since that time, TAEI has invested an additional $29.0 million in TAME, including $9.8 million in 2008, retaining a 50% interest.
TAME began producing ethanol at its 110 million gallon-per-year ethanol production facility, located in Greenville, Ohio, in the first quarter of 2008. The Company operates the Greenville, Ohio ethanol facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated.
The following table presents summarized financial information of TAME as it qualified as a significant subsidiary for the year ended December 31, 2008.

	December 31,
(in thousands)	2008	2007	2006

Sales	$230,713	$—	$—
Gross profit	(21,766)	—	—
Loss from continuing operations	(31,022)	(3,900)	(340)
Net Loss	(31,022)	(3,900)	(340)

Current assets	28,651	5,654
Non-current assets	142,963	140,081
Current liabilities	25,810	20,159
Non-current liabilities	81,250	49,500
The balance in retained earnings at December 31, 2008 that represents undistributed earnings of the company’s equity method investments is $10.2 million
The following table summarizes income earned from the Company’s equity method investees by entity.

		December 31,
	% ownership
	(direct and
(in thousands)	indirect)	2008	2007	2006

The Andersons Albion Ethanol LLC	49%	$2,534	$11,228	$2,525
The Andersons Clymers Ethanol LLC	37%	8,112	7,744	(803)
The Andersons Marathon Ethanol LLC	50%	(15,511)	(1,950)	(170)
Lansing Trade Group LLC	49%	8,776	15,258	6,771
Other	23%-33%	122	(417)	(133)

Total		$4,033	$31,863	$8,190

The follow table presents the Company’s investment balance in each of its equity method investees by entity.

	December 31,
(in thousands)	2008	2007

The Andersons Albion Ethanol LLC	$25,299	$25,747
The Andersons Clymers Ethanol LLC	30,805	27,356
The Andersons Marathon Ethanol LLC	29,777	35,538
Lansing Trade Group LLC	54,025	29,300
Other	1,149	971

Total	$141,055	$118,912

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2008	2007	2006

Sales and revenues	$541,448	$290,423	$53,727
Purchases of product	428,067	248,375	20,009
Lease income (a)	5,751	4,884	1,726
Labor and benefits reimbursement (b)	9,800	6,358	1,817
Accounts receivable at December 31 (c)	9,773	8,985	2,259
Accounts payable at December 31 (d)	19,084	7,607	—

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs in which the Company has investments in.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(c)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(d)	Accounts payable represents amounts due to related parties for purchases of ethanol.
4. Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as an exit price, establishes a framework for measuring fair value within generally accepted accounting principles and expands the required disclosures about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 for assets and liabilities measured at fair value on a recurring basis. SFAS 157 is effective for non-financial items that are recognized or disclosed at fair value on a non-recurring basis beginning January 1, 2009.
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
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at December 31, 2008.

(in thousands)
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$81,682	$—	$—	$81,682
Commodity derivatives, net	—	12,706	5,114	17,820
Net margin deposit assets	13,094	—	—	13,094
Net margin deposit liabilities	—	(1,778)	—	(1,778)
Other assets and liabilities (a)	13,303	—	(2,367)	10,936

Total	$108,079	$10,928	$2,747	$121,754

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Interest rate and
	foreign currency	Commodity
(in thousands)	derivatives	derivatives, net	Total

Asset (liability) at December 31, 2007	$(1,167)	$5,561	$4,394
Unrealized gains (losses) included in earnings	(526)	(246)	(772)
Unrealized loss included in other comprehensive income	(836)	—	(836)
New contracts entered into	162	—	162
Transfers from level 2	—	5,193	5,193
Contracts cancelled, transferred to accounts receivable	—	(5,394)	(5,394)

Asset (liability) at December 31, 2008	$(2,367)	$5,114	$2,747
The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of contracts with producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Board of Trade (“CBOT”) or the New York Mercantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, we do not view non-performance risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where the Company believes that nonperformance risk is higher (based on past or present experience with a customer or knowledge of the customer’s operations or financial condition), the Company classifies these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of these contracts.
Net margin deposit assets reflect the fair value of the futures and options contracts that the Company has through the CBOT, net of the cash collateral that the Company has in its margin account with them.
Net margin deposit liabilities reflect the fair value of the Company’s over-the-counter, ethanol-related futures and options contracts with various financial institutions, net of the cash collateral that the Company has in its margin account with them. While these contracts themselves are not exchange-traded, the fair value of these contracts is estimated by reference to similar exchange-traded contracts. We do not consider nonperformance risk or credit risk on these contracts to be material. This determination is based on credit default rates, credit ratings and other available information.

5. Details of Certain Financial Statement Accounts
Major classes of inventories are as follows:

	December 31,
(in thousands)	2008	2007

Grain	$223,107	$376,739
Agricultural fertilizer and supplies	144,536	63,325
Lawn and garden fertilizer and corncob products	38,011	29,286
Retail merchandise	27,579	29,182
Railcar repair parts	3,317	4,054
Other	370	318

	$436,920	$502,904

The Company’s intangible assets are included in other assets and are as follows:

		Original	Accumulated	Net Book
(in thousands)	Group	Cost	Amortization	Value

December 31, 2008
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,165	$297
Acquired customer list	Plant Nutrient	346	36	310
Acquired non-compete agreement	Plant Nutrient	1,200	100	1,100
Acquired marketing agreement	Plant Nutrient	1,604	185	1,419
Acquired supply agreement	Plant Nutrient	746	86	660
Patents and other	Various	943	192	751

		$8,301	$3,764	$4,537

December 31, 2007
Amortized intangible assets
Acquired customer list	Rail	$3,462	$2,519	$943
Patents and other	Various	212	105	107

		$3,674	$2,624	$1,050

Amortization expense for intangible assets was $1.1 million, $0.7 million and $0.7 million for 2008, 2007 and 2006, respectively. Expected aggregate annual amortization is as follows: 2009 — $0.9 million; 2010, 2011 and 2012 — $0.8 million; and 2013 — $0.7 million.
The Company also has goodwill of $1.6 million included in other assets. The Company added an additional $0.3 million to goodwill in 2008 as part of the Company’s acquisition of three pelleted lime facilities. Goodwill includes $0.1 million in the Grain & Ethanol Group, $0.8 million in the Plant Nutrient Group and $0.7 million in the Turf & Specialty Group.
In addition to the goodwill acquired in 2008, the Company acquired $4.6 million of intangible assets in connection with the acquisition noted above as well as the acquisition of Douglass Fertilizer.
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2008	2007

Land	$14,524	$11,670
Land improvements and leasehold improvements	39,040	36,031
Buildings and storage facilities	119,174	109,301
Machinery and equipment	151,401	137,631
Software	8,899	7,450
Construction in progress	6,597	6,141

	339,635	308,224
Less accumulated depreciation and amortization	218,106	208,338

	$121,529	$99,886

Depreciation expense on property, plant and equipment amounted to $14.6 million, $12.5 million and $11.8 million in 2008, 2007 and 2006, respectively.

The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2008	2007

Railcar assets leased to others	$224,691	$194,185
Less accumulated depreciation	50,559	40,950

	$174,132	$153,235

Depreciation expense on railcar assets leased to others amounted to $12.2 million, $12.4 million and $11.4 million in 2008, 2007 and 2006, respectively.
6. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and most recently amended in October 2008 provides the Company with $655 million in short-term lines of credit along with a temporary flex line allowing the Company to increase the available short-term line by $161 million. At December 31, 2008, there were no short-term borrowings under the short-term line of credit. At December 31, 2007, short-term borrowings totaled $245.5. The significant borrowings in 2007 related primarily to increased commodity prices and margin call demands on the Company’s open positions with the Chicago Board of Trade. The temporary flex line terminates in April 2009 and the line of credit terminates in September 2009. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees.
The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2008	2007	2006

Maximum amount borrowed	$666,900	$271,500	$152,500
Weighted average interest rate	3.48%	5.69%	5.45%

7. Long-Term Debt and Interest Rate Contracts
Recourse Debt
During the first quarter of 2008, the Company borrowed $195 million under an uncollateralized long-term note purchase agreement. The notes were issued in three series. The first series was for $92 million at an interest rate of 4.8%, payable in full in March of 2011. The second series was for $61.5 million at an interest rate of 6.12%, payable in full in March of 2015. The last series was for $41.5 million at an interest rate of 6.78% and is payable in full in March of 2018. In the third quarter, the Company entered into a $16.2 million variable rate note with a final maturity date of July 2023.
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2008	2007

Long term line of credit, 5.29%, due in full 2009	$—	$50,000
Note payable, 4.8%, payable at maturity, due 2011	92,000	—
Note payable, 6.12%, payable at maturity, due 2015	61,500	—
Note payable, 6.78%, payable at maturity due 2018	41,500	—
Note payable, variable rate (6.46% at December 31, 2008), payable $143 monthly, due 2012	12,568	13,535
Note payable, 6.95%, payable $317 quarterly plus interest, due 2010	8,856	9,807
Note payable, 5.0%, payable in increasing amounts ($800 annually at December 31, 2008) plus interest, due 2023	16,240	—
Note payable, variable rate (2.21% at December 13, 2008), payable $58 monthly plus interest, due 2016	12,250	12,950
Note payable, variable rate (6.48% at December 31, 2008), payable $291 quarterly, due 2016	7,475	8,001
Note payable, 4.64%, payable $67 monthly, due 2009	1,969	2,713
Note payable, 4.60%, payable $235 quarterly, due 2010	4,726	5,256
Note payable, 8.5%, payable $15 monthly, due 2016	1,372	—
Industrial development revenue bonds:
Variable rate (1.70% at December 31, 2008), due 2019	4,650	4,650
Variable rate (1.80% at December 31, 2008), due 2025	3,100	3,100
Debenture bonds, 5.00% to 8.00%, due 2009 through 2018	39,465	32,984
Obligations under capital lease	—	172
Other notes payable and bonds	878	123

	308,549	143,291
Less current maturities	14,594	10,096

	$293,955	$133,195

The notes payable due 2010, 2012, 2016 and 2023 (for a total of $49.9 million) and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related equipment with a book value of $41.5 million. The note payable due 2009 is collateralized by railcars with a book value of $1.5 million.
At December 31, 2008, the Company had $11.9 million of five-year term debenture bonds bearing interest at 6.0% and $5.9 million of ten-year term debenture bonds bearing interest at 7.0% available for sale under an existing registration statement.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that require the Company at a minimum to:
•	maintain minimum working capital of $55.0 million and net equity (as defined) of $125 million;

•	limit the incurrence of new long-term recourse debt; and

•	restrict the amount of dividends paid.
The Company was in compliance with all covenants at December 31, 2008 and 2007.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2009 — $14.6 million; 2010 — $17.4 million; 2011 — $99.3 million; 2012 — $17.5 million; 2013 — $10.1 million; and $149.6 million thereafter.
Non-Recourse Debt
The Company’s non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2008	2007

Class A-1 Railcar Notes, 2.79%, payable $600 monthly plus interest, due 2019	$—	$2,600
Class A-2 Railcar Notes, 4.57%, payable $700 monthly plus interest, due 2019	16,271	21,000
Class A-3 Railcar Notes, 5.13%, payable $100 monthly plus interest, due 2019	—	4,460
Class B Railcar Notes, 14.00%, payable $50 monthly plus interest, due 2019	2,350	2,950
Note Payable, 5.95%, payable $450 monthly, due 2013	31,274	34,709
Note Payable, 6.37%, payable $28 monthly, due 2014	1,953	2,307
Notes Payable, 5.98%-7.08%, payable $28 monthly, due 2009-2011	1,354	1,973

	53,202	69,999
Less current maturities	13,147	13,722

	$40,055	$56,277

In 2005 The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. The Company serves as manager of the railcar assets and servicer of the related leases. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $28.2 million at December 31, 2008. The balance outstanding on the TARO I non-recourse long-term debt at December 31, 2008 was $31.3 million.
In 2004 the Company formed three bankruptcy-remote entities that are wholly-owned by TOP CAT Holding Company LLC, which is a wholly-owned subsidiary of the Company. These bankruptcy-remote entities issued $86.4 million in non-recourse long-term debt. The balance at December 31, 2008 was $18.6 million. The debt holders have recourse only to the assets including any related leases of those bankruptcy remote entities. These entities are also governed by an indenture agreement. Wells Fargo Bank, N.A. serves as trustee under the indenture. The Company serves as manager of the railcar assets and servicer of the leases for the bankruptcy-remote entities. The trustee ensures that the bankruptcy remote entities are managed in accordance with the terms of the indenture and all payees (both service providers and creditors) of the bankruptcy-remote entities are paid in accordance to the payment priority specified within the Indenture.
The Class A debt is insured by Municipal Bond Insurance Association. Financing costs of $4.7 million were incurred to issue the debt. These costs are being amortized over the expected debt repayment period, as described below. The book value of the railcar rolling stock at December 31, 2008 was $50.3 million. All of the debt issued has a final stated maturity date of 2019, however, it is anticipated that repayment of the $18.6 million outstanding will occur before 2012 based on debt amortization requirements of the indenture. The Company also has the ability to redeem the debt, at its option, beginning in 2011. This financing structure places a limited life on the created entities, limits the amount of assets that can be sold by the manager, requires variable debt repayment on asset sales and does not allow for new asset purchases within the existing bankruptcy remote entities.
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
The Company was in compliance with these debt covenants at December 31, 2008 and 2007.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2009 — $13.1 million; 2010 — $14.0 million; 2011 — $5.0 million; 2012 — $4.6 million; 2013 — $15.6 million and $0.9 million thereafter.
Interest Paid and Interest Rate Derivatives
Interest paid (including interest on short-term lines of credit) amounted to $28.1 million, $17.2 million and $15.2 million in 2008, 2007 and 2006, respectively.
The Company has entered into a derivative interest rate contract to manage interest rate risk on short-term borrowings. The contract converts variable interest rates to short-term fixed rates, consistent with projected borrowing needs. At December 31, 2008, the Company had an interest rate cap with a notional amount of $20.0 million which caps interest rates at 5.4% through April 2009. Although this derivative instrument is intended to hedge interest rate risk on short-term borrowings, the Company has elected not to account for it as a hedge. Changes in fair value are included in interest expense in the statement of income.
The Company has also entered into various derivative financial instruments to hedge the interest rate component of long-term debt and lease obligations. The following table displays the contracts open at December 31, 2008.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of long-term debt — accounted for as cash flow hedge	5.95%
Cap	2008	2010	$20.0	Interest rate component of long-term debt — not accounted for as a hedge	4.25%
Cap	2008	2010	$10.0	Interest rate component of long-term debt — not accounted for as a hedge	4.67%
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
The fair values of all derivative instruments are included in prepaid expenses, other assets, other accounts payable or other long-term liabilities. The fair value amounts were a liability of $2.9 million and $1.2 million in 2008 and 2007, respectively, and an asset of less than $0.1 million in both 2008 and 2007. The mark-to-market effect of long-term and short-term interest rate contracts on interest expense was $0.5 million in 2008, $0.3 million in 2007 and $0.1 million in 2006. If there are no additional changes in fair value, the Company expects to reclassify less than $0.1 million from other comprehensive income into interest expense or cost of railcar sales in 2009. Counterparties to the short and long-term derivatives are large international financial institutions.
8. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2008	2007	2006

Current:
Federal	$11,441	$27,656	$9,841
State and local	(31)	3,149	703
Foreign	932	999	205

	$12,342	$31,804	$10,749

Deferred:
Federal	$4,110	$4,975	$6,396
State and local	(121)	302	473
Foreign	135	(4)	504

	$4,124	$5,273	$7,373

Total:
Federal	$15,551	32,631	$16,237
State and local	(152)	3,451	1,176
Foreign	1,067	995	709

	$16,466	$37,077	$18,122

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2008	2007	2006

U.S. income	$45,889	$103,118	$51,975
Foreign	3,477	2,743	2,494

	$49,366	$105,861	$54,469

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2008	2007	2006

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of extraterritorial income exclusion and qualified domestic production deduction	(0.2)	(0.6)	(1.2)
Effect of charitable contribution of appreciated property	—	(1.6)	—
State and local income taxes, net of related federal taxes	(0.9)	2.1	1.4
Ethanol small producer’s credit	—	—	(1.2)
Other, net	(0.5)	0.1	(0.7)

Effective tax rate	33.4%	35.0%	33.3%

Income taxes paid in 2008, 2007 and 2006 were $49.7 million, $24.1 million and $3.6 million, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2008	2007

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(47,665)	$(35,272)
Prepaid employee benefits	(11,353)	(8,136)
Investments	(8,500)	(3,011)
Other	(3,139)	(1,696)

	(70,657)	(48,115)

Deferred tax assets:
Employee benefits	30,303	16,129
Accounts and notes receivable	5,043	1,794
Inventory	10,722	2,110
Deferred expenses	3,493	2,671
Net operating loss carryforwards	1,159	1,411
Other	4,193	3,316

Total deferred tax assets	54,913	27,431

Valuation allowance	(1,115)	(1,134)

	53,798	26,297

Net deferred tax liabilities	$(16,859)	$(21,818)

On December 31, 2008 the Company had a less than $0.1 million federal net operating loss, acquired as part of the ASC Mineral Processing Company purchase, which will expire in 2026. We do not expect the company’s ability to utilize the loss to be limited under the provisions of the Internal Revenue Code relating to ownership changes. A deferred tax asset of less than $0.1 million has been recorded with respect to the net operating loss carryforward and no valuation allowance has been established because the Company is expected to utilize the net operating loss carryforward.
On December 31, 2008 the Company had $17.2 million in state net operating loss carryforwards that expire from 2015 to 2023. A deferred tax asset of $1.1 million has been recorded with respect to the net operating loss carryforwards. A valuation allowance of $1.1 million has been established against the deferred tax asset because it is unlikely that the Company will realize the benefit of these carryforwards. On December 31, 2007 the Company had recorded a $1.1 million deferred tax asset and a $1.1 million valuation allowance with respect to state net operating loss carryforwards.
On December 31, 2008 the Company had $0.1 million in remaining Canadian net operating losses that will expire in 2027. A deferred tax asset of less than $0.1 million has been recorded with respect to net operating loss carryforwards. No valuation allowance has been established because the Company is expected to utilize the net operating loss carryforwards. On December 31, 2007 the Company had recorded a $0.3 million deferred tax asset and no valuation allowance with respect to Canadian net operating losses.
During 2008, the State of Indiana certified that a pass-through entity, in which the Company has an ownership interest, may claim investment tax credits related to 2006 construction of an ethanol production facility. The Company’s portion of the credit is $0.7 million, and a deferred tax asset of $0.4 million has been recorded with respect to the portion of the credit that has not been used and may be carried forward through the year 2015. No valuation allowance has been established because the Company is expected to utilize the credit carryforwards.
Upon adoption of SFAS 123 (R), “Share-Based Payment,” the Company utilized the long-form method to calculate the $3.1 million pool of windfall tax benefits. The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. Under SFAS No. 123(R), the amount of cash resulting from the exercise of awards during 2008 was $0.2 million and the tax benefit the Company realized from the exercise of awards was $2.8 million. The total compensation cost that the Company charged against income was $4.1 million and the total recognized tax benefit from such charge was $1.4 million. For 2007, the amount of cash resulting from the exercise of awards was $0.5 million and the tax benefit the Company realized from the exercise of awards was $5.7 million. The total compensation cost that the Company charged against income was $4.3 million and the total recognized tax benefit from such charge was $1.5 million.
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
The Company or one of its subsidiaries files income tax returns in the U.S., Canadian and Mexican federal jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2005, with the exception of Mexico, where the year 2004 is also subject to examination. During 2008, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax return for the year 2006. As of December 31, 2008, the Service has not proposed any significant adjustments to the Company’s 2006 federal income tax return, but management anticipates that it is reasonably possible that an additional payment of approximately $0.1 million may be made by the end of 2009 for audit adjustments relating to the timing of income recognition and expense deductions. During 2008, the Internal Revenue Service completed an examination of the Company’s U.S. income tax return for the year 2005 resulting in additional payment of $1.1 million.

A reconciliation of the January 1, 2007 and December 31, 2008 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$1,496
Additions based on tax positions related to the current year	—
Additions based on tax position related to prior years	407
Reductions for settlements with taxing authorities	—
Reductions as a result of a lapse in statute of limitations	(571)

Balance at December 31, 2007	$1,332
Additions based on tax positions related to the current year	66
Additions based on tax positions related to prior years	204
Reductions for settlements with taxing authorities	(361)
Reductions as a result of a lapse in statute of limitations	(514)

Balance at December 31, 2008	$727

Included in the balance at December 31, 2008, is $0.1 million for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of income recognition and expense deduction would not affect the annual effective tax rate, although it would accelerate the payment of cash to taxing authorities to an earlier period.
The remaining $0.4 million of unrecognized tax benefits at December 31, 2008 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The statute of limitations for examinations related to $0.2 million of such benefits is scheduled to expire in the fourth quarter of 2009.
The Company has elected to classify interest and penalties, accrued as required by FIN 48, as interest expense and penalty expense, respectively, rather than as income tax expense. The total amount of accrued interest and penalties as of the date of adoption is $0.5 million. The Company has $0.4 million accrued for the payment of interest and penalties at December 31, 2008. The net interest and penalties expense for 2008 is less than $0.1 million. The Company had $0.4 million accrued for the payment of interest and penalties at December 31, 2007. The net interest and penalties expense for 2007 was $0.1 million.
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
Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $4.1 million, $4.3 million and $2.9 million in 2008, 2007 and 2006, respectively.
The Company’s 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares plus 426,000 common shares that remained available under a prior plan. In 2008, shareholder’s approved an additional 500,000 of the Company’s common shares to be available under the LT Plan. As of December 31, 2008, approximately 595,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years. Prior to 2006, options granted to managers had a fixed term of five years and vested 40% immediately, 30% after one year and 30% after two years. Options granted to outside directors had a fixed term of five years and vested after one year.

Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan in 2008 have a term of five-years and have a three year graded vesting. The SOSARs granted in 2006 and 2007 have a term of five years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. The related compensation expense is recognized on a straight-line basis over the service period. On March 1, 2008, 151,580 SOSARs were granted to directors and management personnel. Upon the acquisition of Douglass Fertilizer, an additional 2,470 SOSARs were issued to employees of that entity. During 2008, an additional 4,007 SOSARs in total were issued to new directors.
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

	2008	2007	2006

Long Term Performance Compensation Plan
Risk free interest rate	2.24%	4.34%	4.82%
Dividend yield	0.67%	0.45%	0.50%
Volatility factor of the expected market price of the Company’s common shares	.410	.375	.290
Expected life for the options (in years)	4.10	4.50	4.50
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. On March 1, 2008, 17,900 shares were issued to members of management. Upon the acquisition of Douglass Fertilizer, an additional 740 shares were issued to employees of that entity.
Performance Share Units (“PSUs”)
The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2006 at the maximum amount available for issuance and the awards granted in 2007 at 50% of the maximum amount available for issuance. On March 1, 2008 36,005 PSUs were issued to executive officers. As of December 31, 2008, it does not appear that the Company will reach the minimum threshold earnings per share growth for issuance of any of the 2008 awards and therefore no stock compensation expense is being taken on these awards.

Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 423,369 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.
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

	2008	2007	2006

Employee Share Purchase Plan
Risk free interest rate	3.34%	5.0%	4.38%
Dividend yield	0.73%	0.45%	0.84%
Volatility factor of the expected market price of the Company’s common shares	.470	.555	.419
Expected life for the options (in years)	1.00	1.00	1.00
Stock Option and SOSAR Activity
A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2008, and changes during the period then ended is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)'s	Price	Term	($000)

Options & SOSARs outstanding at January 1, 2008	1,007	$24.78
SOSARs granted	158	45.78
Options exercised	(253)	8.74
Options cancelled / forfeited	(7)	48.25

Options and SOSARs outstanding at December 31, 2008	905	$32.78	2.36	$501

Vested and expected to vest at December 31, 2008	903	$32.74	2.35	$501

Options exercisable at December 31, 2008	338	$17.90	1.24	$501

	2008	2007	2006

Total intrinsic value of options exercised during the year ended December 31 (000’s)	$6,384	$14,175	$14,970

Total fair value of shares vested during the year ended December 31 (000’s)	$533	$437	$878

Weighted average fair value of options granted during the year ended December 31	$15.26	$15.32	$12.13

As of December 31, 2008, there was $1.4 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 1.41 years.

Restricted Shares Activity
A summary of the status of the Company’s nonvested restricted shares as of December 31, 2008, and changes during the period then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares (000)'s	Value

Nonvested at January 1, 2008	36	$40.39
Granted	19	46.06
Vested	(1)	42.13
Forfeited	(2)	42.56

Nonvested at December 31, 2008	52	$42.30

	2008	2007	2006

Total fair value of shares vested during the year ended December 31 (000’s)	$20	$201	$332

Weighted average fair value of restricted shares granted during the year ended December 31	$46.06	$42.30	$39.12

As of December 31, 2008, there was $0.8 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.41 years.
PSUs Activity
A summary of the status of the Company’s PSUs as of December 31, 2008, and changes during the period then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Nonvested Shares	Shares (000)'s	Value

Nonvested at January 1, 2008	74	$29.09
Granted	36	46.26
Vested	(34)	15.87
Forfeited	(1)	45.02

Nonvested at December 31, 2008	75	$43.07

	2008	2007	2006

Weighted average fair value of PSUs granted during the year ended December 31	$46.24	$42.30	$39.12

As of December 31, 2008, there was $0.1 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next year.
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
Many of the Company’s leases provide for renewals. The Company also generally holds purchase options for railcars it has sold and leased-back from a financial intermediary, and railcars sold in non-recourse lease transactions. These purchase options are for stated amounts which are determined at the inception of the lease and are intended to approximate the estimated fair value of the applicable railcars at the date for which such options can be exercised.

Lease income from operating leases to customers (including month to month and per diem leases) and rental expense for railcar operating leases (with the company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2008	2007	2006

Rental and service income — operating leases	$87,445	$81,885	$74,948

Rental expense	$23,695	$21,607	$18,254

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and
	Service Income –	Future Minimum
(in thousands)	Operating Leases	Rental Payments
Year ended December 31,
2009	$60,321	$23,425
2010	43,674	21,645
2011	31,758	18,365
2012	22,010	11,588
2013	14,985	7,957
Future years	33,599	26,381

	$206,347	$109,361

In 2006, the Company entered into a direct financing lease. Future rental income for this lease is as follows: 2009 — 2013 $0.2 million per year and $1.2 million thereafter.
The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2008, 2007 and 2006 were $3.1 million, $2.0 million and $1.9 million, respectively.
The Company has entered into a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. This zero cost collar, which is being accounted for as a cash flow hedge, has an initial notional amount of $6.8 million and places a floor and ceiling on the Canadian dollar to U.S. dollar exchange rate at $0.9875 and $1.069, respectively. Changes in the fair value of this derivative are included as a component of other comprehensive income or loss. The fair value of this derivative was $0.6 million at December 31, 2008 and is included in other asses on the Company’s consolidated balance sheets.
Other leasing activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $4.7 million, $3.4 million and $3.1 million in 2008, 2007 and 2006, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2008 are as follows: 2009 — $4.1 million; 2010 — $4.1 million; 2011 — $3.6 million; 2012 — $2.8 million; 2013 — $1.6 million; and $2.9 million thereafter.
In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for 5 renewals of 7.5 years each. Lease income for the years ended December 31, 2008, 2007 and 2006 was $1.8 million, $1.4 million and $0.3 million, respectively.

11. Employee Benefit Plan Obligations
The Company provides retirement benefits under several defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $2.7 million in 2008, $2.3 million in 2007 and $1.5 million in 2006. The Company also provides certain health insurance benefits to employees as well as retirees.
The Company has both funded and unfunded noncontributory defined benefit pension plans that cover substantially all of its non-retail employees. The plans provide defined benefits based on years of service and average monthly compensation using a career average formula.
The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company’s share for most retirees.
The measurement date for all plans is December 31.
Obligation and Funded Status
Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$55,025	$57,465	$17,987	$21,078
Service cost	2,665	2,659	375	436
Interest cost	3,614	3,137	1,125	1,163
Actuarial (gains)/losses	8,785	(5,195)	1,233	(3,653)
Participant contributions	—	—	352	373
Retiree drug subsidy received	—	—	54	133
Benefits paid	(2,403)	(3,041)	(1,334)	(1,543)

Benefit obligation at end of year	67,686	55,025	19,792	17,987

Change in plan assets
Fair value of plan assets at beginning of year	$64,278	$56,938	$—	$—
Actual gains (loss) on plan assets	(20,668)	3,381	—	—
Company contributions	10,002	7,000	981	1,170
Participant contributions	—	—	353	373
Benefits paid	(2,403)	(3,041)	(1,334)	(1,543)

Fair value of plan assets at end of year	51,209	64,278	—	—

Funded status of plans at end of year	(16,477)	9,253	(19,792)	(17,987)

Amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2008	2007	2008	2007

Pension asset	$—	$10,714	$—	$—
Accrued expenses	(70)	(109)	(1,113)	(1,053)
Employee benefit plan obligations	(16,407)	(1,352)	(18,679)	(16,934)

Net amount recognized	$(16,477)	$9,253	$(19,792)	$(17,987)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2008:

	Pension		Postretirement
	Benefits		Benefits
	Unamortized	Unamortized	Unamortized	Unamortized
(in thousands)	Actuarial	Prior Service	Actuarial	Prior Service
	Net Losses	Costs	Net Losses	Costs

Balance at beginning of year	$11,893	$(5,336)	$8,416	$(4,602)
Amounts arising during the period	34,489	—	1,233	—
Recognized as a component of net periodic benefit cost	(945)	619	(611)	511

Balance at end of year	$45,437	$(4,717)	$9,038	$(4,091)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total

Prior service cost	$(587)	$(511)	$(1,098)
Net actuarial loss	4,036	642	4,678
The accumulated benefit obligations related to the Company’s defined benefit pension plans are $60.2 million and $49.5 million as of December 31, 2008 and 2007, respectively.
Amounts applicable to the Company’s defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2008	2007

Projected benefit obligation	$67,686	$1,461

Accumulated benefit obligation	$60,188	$1,461

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

	Expected Pension	Expected Postretirement	Medicare Part D
Year	Benefit Payout	Benefit Payout	Subsidy

2009	$3,821	$1,259	$(146)
2010	3,868	1,335	(161)
2011	4,170	1,410	(178)
2012	4,469	1,466	(203)
2013	4,525	1,541	(231)
2014-2018	25,375	8,589	(1,639)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2008	2007	2006	2008	2007	2006

Service cost	$2,666	$2,659	$3,665	$374	$436	$393
Interest cost	3,614	3,137	3,024	1,125	1,163	1,148
Expected return on plan assets	(5,037)	(4,565)	(4,013)	—	—	—
Amortization of prior service cost	(619)	(635)	(527)	(511)	(511)	(511)
Recognized net actuarial loss	945	1,072	1,798	611	793	972
Curtailment cost	—	—	135	—	—	—
Current period impact of prior errors	—	—	—	—	—	(693)

Benefit cost	$1,569	$1,668	$4,082	$1,599	$1,881	$1,309

In 2006, the Company identified a postretirement plan amendment implemented in 2003 that was not valued. The entire correction was recorded in 2006 on the basis that it was not material to the then current or prior periods.
Assumptions

Weighted Average Assumptions	Pension Benefits				Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Used to Determine Benefit Obligations at Measurement Date
Discount rate	6.10%	6.30%	5.80%	6.10%	6.40%	5.80%
Rate of compensation increases	4.50%	4.50%	4.50%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	6.30%	5.80%	5.50%	6.40%	5.80%	5.50%
Expected long-term return on plan assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increases	4.50%	4.50%	4.50%	—	—	—
The discount rate for measuring the 2008 benefit obligations was calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to then use the nearest tenth of a percent from this calculated rate.
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

Assumed Health Care Cost Trend Rates at Beginning of Year

	2008	2007

Health care cost trend rate assumed for next year	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017
The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2008	$(20)	$16
Effect on postretirement benefit obligation as of December 31, 2008	(58)	38
To partially fund self-insured health care and other employee benefits, the Company makes payments to a trust. The estimated fair value of the assets of the trust was $5.2 million at both December 31, 2008 and 2007, and is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Plan Assets
The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2008	2007

Equity securities	74%	74%
Fixed income securities	24%	23%
Cash and equivalents	2%	3%

	100%	100%
The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:
•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.
Risks of investing are managed through asset allocation and diversification and are monitored by the Company’s pension committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds and institutional portfolios investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to minimize risk, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction does not apply to mutual funds.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security

Equity based	60%	80%	<10%
Fixed income based	20%	35%	<5%
Cash and equivalents	1%	5%	<5%
There is no equity or debt of the Company included in the assets of the defined benefit plan.

Cash Flows
The Company expects to make a minimum contribution to the funded defined benefit pension plan of approximately $5.0 million in 2009. The Company reserves the right to contribute more or less than this amount. For the year ended December 31, 2008, the Company contributed $10.0 million to the defined benefit pension plan.
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
Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 10 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 2008 and 2007, as follows:

(in thousands)	Carrying Amount	Fair Value

2008:
Long-term notes payable	$212,720	$205,146
Long-term notes payable, non-recourse	53,202	52,736
Debenture bonds	39,465	37,291

	$305,387	$295,173

2007:
Long-term notes payable	$39,311	$38,919
Long-term notes payable, non-recourse	69,999	68,234
Debenture bonds	32,984	32,346

	$142,294	$139,499

13. Business Segments
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain & Ethanol Group’s operations include grain merchandising, the operation of terminal grain elevator facilities and the investment in and management of ethanol production facilities as well as an investment in Lansing Trade Group LLC. In the Rail Group, operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient Group manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. The Turf & Specialty Group’s operations include the production and distribution of turf care and corncob-based products. The Retail Group operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop.
Included in Other are the corporate level amounts not attributable to an operating Group and the sale of some of the Company’s excess real estate.
The segment information below includes the allocation of expenses shared by one or more Groups. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. Operating income (loss) for each Group is based on net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets. Capital expenditures include additions to property, plant and equipment, software and intangible assets.

(in thousands)	Grain &		Plant	Turf &
2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$2,411,144	$133,898	$652,509	$118,856	$173,071	$—	$3,489,478
Inter-segment sales	15	439	4,017	1,728	—	—	6,199
Equity in earnings of affiliates	4,027	—	6	—	—	—	4,033
Other income, net	4,751	526	893	446	692	(1,138)	6,170
Interest expense (a)	18,667	4,154	5,616	1,522	886	394	31,239
Operating income (loss)	43,587	19,782	(12,325)	2,321	843	(4,842)	49,366
Identifiable assets	575,589	198,109	266,785	70,988	50,605	146,697	1,308,773
Capital expenditures	5,317	682	10,481	2,018	924	893	20,315
Railcar expenditures	19,066	78,923	—	—	—	—	97,989
Cash invested in affiliates	41,350	—	—	—	—	100	41,450
Acquisitions of businesses	7,132	—	11,788	—	—	—	18,920
Depreciation and amortization	4,377	13,915	5,901	2,228	2,218	1,128	29,767

(in thousands)	Grain &		Plant	Turf &
2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,498,652	$129,932	$466,458	$103,530	$180,487	$—	$2,379,059
Inter-segment sales	6	715	10,689	1,154	—	—	12,564
Equity in earnings of affiliates	31,870	—	(7)	—	—	—	31,863
Other income, net	11,721	1,038	916	438	840	6,778	21,731
Interest expense (a)	8,739	5,912	1,804	1,475	875	243	19,048
Operating income (loss)	65,934	19,505	27,055	95	139	(6,867)	105,861
Identifiable assets	823,451	193,948	142,513	59,574	53,604	51,898	1,324,988
Capital expenditures	4,126	598	6,883	3,331	3,895	1,513	20,346
Railcar expenditures	—	56,014		—	—	—	56,014
Cash invested in affiliates	36,249	—	—	—	—	—	36,249
Depreciation and amortization	3,087	14,183	3,748	1,914	2,186	1,135	26,253

(in thousands)	Grain &		Plant	Turf &
2006	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$791,207	$113,326	$265,038	$111,284	$177,198	$—	$1,458,053
Inter-segment sales	712	507	5,805	1,164	—	—	8,188
Equity in earnings of affiliates	8,183	—	7	—	—	—	8,190
Other income, net	7,684	511	1,008	1,115	865	2,731	13,914
Interest expense (income) (a)	6,562	6,817	2,828	1,555	1,245	(2,708)	16,299
Operating income (loss)	27,955	19,543	3,287	3,246	3,152	(2,714)	54,469
Identifiable assets	428,780	190,012	111,241	55,198	53,277	40,540	879,048
Capital expenditures	3,242	469	5,732	1,667	3,260	1,661	16,031
Railcar expenditures	—	85,855	—	—	—	—	85,855
Cash invested in affiliates	34,255	—	—	—	—	—	34,255
Depreciation and amortization	3,094	13,158	3,330	1,948	2,102	1,105	24,737

(a)	The interest income (expense) reported in the Other segment includes net interest income at the corporate level. These amounts result from a rate differential between the interest rate on which interest is allocated to the operating segments and the actual rate at which borrowings are made.
Grain sales for export to foreign markets amounted to approximately $195 million, $315 million and $218 million in 2008, 2007 and 2006, respectively. Revenues from leased railcars in Canada totaled $18.1 million, $15.4 million and $14.2 million in 2008, 2007 and 2006, respectively. The net book value of the leased railcars at December 31, 2008 and 2007 was $25.7 million and $27.5 million, respectively. Lease revenue on railcars in Mexico totaled $0.8 million in 2008 and $0.5 million in both 2007 and 2006. The net book value of the leased railcars at December 31, 2008 and 2007 was $0.7 million and $1.0 million, respectively.

14. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2008 and 2007.
(in thousands, except for per common share data)

			Net Income
				Per Share-	Per Share-
Quarter Ended	Net Sales	Gross Profit	Amount	Basic	Diluted

2008
March 31	$713,001	$52,241	$7,823	$0.43	$0.42
June 30	1,100,700	120,337	45,626	2.53	2.48
September 30	905,712	73,025	12,840	0.71	0.70
December 31	770,065	12,226	(33,389)	(1.85)	(1.85)

Year	$3,489,478	$257,829	$32,900	1.82	1.79

2007
March 31	$406,503	$44,385	$9,239	$0.52	$0.51
June 30	634,214	71,836	25,488	1.43	1.40
September 30	553,708	48,814	10,565	0.59	0.58
December 31	784,634	74,677	23,492	1.31	1.28

Year	$2,379,059	$239,712	$68,784	3.86	3.75

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.
Included in gross profit for the fourth quarter of 2008, was $84.1 million of lower-of-cost or market write-downs relating to the Company’s fertilizer inventory and committed purchase and sale contracts.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2008, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 41.
There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 8, 2009 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2008, 2007 and 2006	88
     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3) Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the eighth amendment dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.19	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.20	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.21	Real Estate Purchase Agreement between Richard P. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.22	Real Estate Purchase Agreement between Thomas H. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.23	Real Estate Purchase Agreement between Paul M. Kraus and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.24	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.25	Ninth Amendment to Loan Agreement, dated March 14, 2007, between The Andersons, Inc., as borrower, the lenders name herein, and U.S. National Bank Association as Agent and Lender (Incorporated by reference from Form 8-K filed March 19, 2007).

10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007)

10.27	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007

10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender.

10.29	Note Purchase Agreement, dated March 27, 2008, between The Andersons, Inc., as borrowers, and several purchases with Wells Fargo Capital Markets acting as agent (Incorporated by reference from Form 8-K filed March 27, 2008).

10.30	First Amendment to Amended and Restated Loan Agreement, dated April 16, 2008, between The Andersons, Inc., as borrower, and several banks, with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed April 17, 2008).

10.31	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.32	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.33	Fifth Amendment to Amended and Restated Loan Agreement, dated October 14, 2008, between The Andersons, Inc. as borrower, and several banks with U.S. National Bank Association acting as Agent and Lender (Incorporated by reference from Form 8-K filed October 20, 2008).

10.34	Form of Change in Control and Severance Participation Agreement (Incorporated by reference from Form 8-K filed January 13, 2009).

10.35	Change in Control and Severance Policy (Incorporated by reference form Form 8-K filed January 13, 2009).

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.

     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Exhibits:
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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson Michael J. Anderson	President and Chief Executive Officer (Principal Executive Officer)	2/27/09	/s/ Paul M. Kraus Paul M. Kraus	Director	2/27/09

/s/ Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	2/27/09	/s/ Donald L. Mennel Donald L. Mennel	Director	2/27/09

/s/ Gary L. Smith Gary L. Smith	Vice President, Finance & Treasurer (Principal Financial Officer)	2/27/09	/s/ David L. Nichols David L. Nichols	Director	2/27/09

/s/ Richard P. Anderson	Chairman of the Board	2/27/09	/s/ Ross W. Manire	Director	2/27/09
Richard P. Anderson			Ross W. Manire

/s/ Gerard M. Anderson	Director	2/27/09	/s/ Charles A. Sullivan	Director	2/27/09
Gerard M. Anderson			Charles A. Sullivan

/s/ Robert J. King, Jr.	Director	2/27/09	/s/ Jacqueline F. Woods	Director	2/27/09
Robert J. King, Jr.			Jacqueline F. Woods

/s/ Catherine M. Kilbane Catherine M. Kilbane	Director	2/27/09

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and	Charged to	(1)	End of
Description	Period	Expenses	Other Accounts	Deductions	Period

Allowance for Doubtful Accounts and Notes Receivable — Year ended December 31
2008	$4,545	$8,710	$31	$298	$13,584
2007	2,404	3,430	(230)	(1,059)	4,545
2006	2,106	620	(46)	(276)	2,404

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

Exhibit
Number
10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350