Form 10-Q
period 2009-03-31
ANDERSONS INC
filed 2009-05-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.2 million common shares outstanding, no par value, at April 30, 2009.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008

Current assets:
Cash and cash equivalents	$42,285	$81,682	$34,765
Restricted cash	7,342	3,927	3,689
Accounts and notes receivable, net	154,528	126,255	176,225
Margin deposits, net	11,883	13,094	65,932
Inventories:
Grain	198,305	223,107	372,644
Agricultural fertilizer and supplies	117,164	144,536	121,589
Lawn and garden fertilizer and corncob products	31,090	38,011	27,492
Retail merchandise	31,374	27,579	32,606
Other	3,373	3,687	3,699

	381,306	436,920	558,030
Commodity derivative assets – current	58,804	84,919	283,417
Deferred income taxes	11,158	15,338	3,612
Prepaid expenses and other current assets	67,785	93,827	56,189

Total current assets	735,091	855,962	1,181,859

Other assets:
Pension asset	—	—	10,551
Commodity derivative assets – noncurrent	2,110	3,662	50,828
Other assets and notes receivable, net	11,869	12,433	8,344
Investments in and advances to affiliates	137,416	141,055	137,626

	151,395	157,150	207,349
Railcar assets leased to others, net	174,849	174,132	172,142
Property, plant and equipment:
Land	14,524	14,524	11,670
Land improvements and leasehold improvements	39,223	39,040	35,851
Buildings and storage facilities	120,602	119,174	111,003
Machinery and equipment	154,826	151,401	138,721
Software	9,334	8,899	8,631
Construction in progress	3,234	6,597	3,553

	341,743	339,635	309,429
Less allowances for depreciation and amortization	(221,182)	(218,106)	(209,237)

	120,561	121,529	100,192

Total assets	$1,181,896	$1,308,773	$1,661,542

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008

Current liabilities:
Short-term borrowings	$25,200	$—	$390,000
Accounts payable for grain	96,180	216,307	49,866
Other accounts payable	99,800	99,801	164,148
Customer prepayments and deferred revenue	66,982	55,953	93,882
Commodity derivative liabilities – current	39,345	67,055	153,791
Accrued expenses and other current liabilities	40,246	58,406	31,378
Current maturities of long-term debt – non-recourse	17,274	13,147	13,681
Current maturities of long-term debt	23,873	14,594	9,781

Total current liabilities	408,900	525,263	906,527

Deferred income and other long-term liabilities	13,934	12,977	4,858
Commodity derivative liabilities – noncurrent	1,754	3,706	8,734
Employee benefit plan obligations	36,407	35,513	18,906
Long-term debt – non-recourse, less current maturities	32,552	40,055	51,667
Long-term debt, less current maturities	284,827	293,955	279,348
Deferred income taxes	33,963	32,197	25,655

Total liabilities	812,337	943,666	1,295,695

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued and outstanding)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	173,220	173,393	170,297
Treasury shares (972 1,069 and 1,098 shares at 3/31/09, 12/31/08 and 3/31/08, respectively; at cost)	(15,139)	(16,737)	(16,414)
Accumulated other comprehensive loss	(29,337)	(30,046)	(7,555)
Retained earnings	230,064	226,707	206,269

Total shareholders’ equity of The Andersons, Inc.	358,904	353,413	352,693
Noncontrolling interest	10,655	11,694	13,154

Total shareholders’ equity	369,559	365,107	365,847

Total liabilities, and shareholders’ equity	$1,181,896	$1,308,773	$1,661,542

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Sales and merchandising revenues	$697,392	$713,001
Cost of sales and merchandising revenues	636,018	660,760

Gross profit	61,374	52,241

Operating, administrative and general expenses	46,339	39,586
Bad debt expense	191	1,705
Interest expense	5,690	9,122
Other income (loss):
Equity in earnings (loss) of affiliates	(3,674)	8,639
Other income, net	1,239	2,884

Income before income taxes	6,719	13,351
Income tax expense	2,806	4,593

Net income	3,913	8,758
Net (income) loss attributable to the noncontrolling interest	1,039	(935)

Net income attributable to The Andersons, Inc.	$4,952	$7,823

Earnings per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.27	$0.43

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.27	$0.42

Dividends paid	$0.0850	$0.0775

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31,
	2009	2008

Operating Activities
Net income	$3,913	$8,758
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	7,894	6,845
Bad debt expense	191	1,705
Equity in earnings/loss of unconsolidated affiliates, net of distributions received	3,739	1,784
Realized gains on sales of railcars and related leases	(344)	(2,216)
Excess tax benefit from share-based payment arrangement	—	(1,143)
Deferred income taxes	5,533	435
Stock based compensation expense	872	1,606
Lower of cost or market inventory and contract adjustment	2,944	—
Other	31	(13)
Changes in operating assets and liabilities:
Accounts and notes receivable	(28,400)	(65,662)
Inventories	52,670	(55,126)
Commodity derivatives and margin deposits	(784)	(106,349)
Prepaid expenses and other assets	25,503	(15,158)
Accounts payable for grain	(120,127)	(86,148)
Other accounts payable and accrued expenses	(4,199)	88,149

Net cash used in operating activities	(50,564)	(222,533)

Investing Activities
Purchases of railcars	(5,626)	(27,619)
Proceeds from sale of railcars and related leases	2,407	1,667
Purchases of property, plant and equipment	(3,123)	(3,561)
Proceeds from sale of property, plant and equipment	52	49
Change in restricted cash	(3,415)	37
Investments in affiliates	(100)	(20,500)

Net cash used in investing activities	(9,805)	(49,927)

Financing Activities
Net increase in short-term borrowings	25,200	144,500
Proceeds received from issuance of long-term debt	2,998	197,640
Payments on long-term debt	(2,847)	(51,802)
Payments of non-recourse long-term debt	(3,376)	(4,651)
Proceeds from sale of treasury shares to employees and directors	781	661
Purchase of treasury stock	(229)
Payments of debt issuance costs	—	(1,167)
Dividends paid	(1,555)	(1,399)
Excess tax benefit from share-based payment arrangement	—	1,143

Net cash provided by financing activities	20,972	284,925

Increase (decrease) in cash and cash equivalents	(39,397)	12,465
Cash and cash equivalents at beginning of period	81,682	22,300

Cash and cash equivalents at end of period	$42,285	$34,765

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands)

	The Andersons, Inc. Shareholders’
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2007	$96	$168,286	$(16,670)	$(7,197)	$199,849	$12,219	$356,583

Net income (loss)					7,823	935	8,758
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $11)				(18)			(18)
Cash flow hedge activity (net of income tax of $200)				(340)			(340)

Comprehensive income (a)							8,400
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,362 (97 shares)		2,011	256				2,267
Dividends declared ($0.0775 per common share)					(1,403)		(1,403)

Balance at March 31, 2008	96	170,297	(16,414)	(7,555)	206,269	13,154	365,847

Balance at December 31, 2008	96	173,393	(16,737)	(30,046)	226,707	11,694	365,107

Net income					4,952	(1,039)	3,913
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $329)				565			565
Cash flow hedge activity (net of income tax of $84)				144			144

Comprehensive income (b)							4,622
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $220 (117 shares)		(173)	1,827				1,654
Dividends declared ($0.0875 per common share)					(1,595)		(1,595)

Balance at March 31, 2009	$96	$173,220	$(15,139)	$(29,337)	$230,064	10,655	$369,559

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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.
The year-end condensed consolidated balance sheet data at December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of March 31, 2008 has been included as the Company operates in several seasonal industries.
In December 2007, the Financial Accounting Standards Board (“FASB”) released Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires the noncontrolling interest in a subsidiary to be presented within equity, separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and the noncontrolling interest must be clearly identified and presented on the face of the income statement with the caption “net income” being defined as net income attributable to the consolidated group. SFAS 160 became effective for the Company beginning with the first quarter of 2009. Prior periods have been revised to reflect the current presentation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
Certain balance sheet items have been reclassified from their prior presentation to more appropriately reflect the nature of such items. These reclassifications are not considered material and had no effect on the income statement, statement of shareholders’ equity, current assets, current liabilities, or operating cash flows as previously reported.
New Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value where there has been a significant decrease in market activity for a financial asset. This FSP is effective for interim and annual periods ending after June 15, 2009. It is not expected that this FSP will have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is effective for interim an annual periods ending after June 15, 2009. This FSP will not have an impact on the Company’s consolidated financial statements as it is disclosure only.
Note B: Master Netting Arrangements
FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2008 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At March 31, 2009, December 31, 2008 and March 31, 2008, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	March 31, 2009		December 31, 2008		March 31, 2008
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral posted	$12,972	$—	$26,023	$—	$131,801	$13,300
Collateral received	—	(3,696)	—	(5,858)	—	—
Fair value of derivatives	(1,089)	3,085	(12,929)	4,080	(65,869)	(31,061)

Balance at end of period	$11,883	$(611)	$13,094	$(1,778)	$65,932	$(17,761)

Note C: Derivatives
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
The Company’s operating results can be affected by changes to commodity prices. Company policy limits the Company’s “unhedged” grain position (the amount of grain that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts for corn, soybeans, wheat and oats and over-the-counter contracts for ethanol. The forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the contracts for the purchase and sale of grain are consistent with industry standards. The Company also enters into option contracts for the purpose of providing pricing features to its customers.
All of these contracts are considered derivatives under FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. The Company records forward commodity contracts on the balance sheet as assets or liabilities, as appropriate, and accounts for them at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the regulated commodity futures and options contracts as well as the over-the-counter contracts is recorded on a net basis (offset against cash collateral posted or received) within Margin deposits on the balance sheet. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.

The following table presents the fair value of the Company’s commodity derivatives as of March 31, 2009, and the balance sheet line item in which they are located:

(in thousands)	March 31, 2009
Forward commodity contracts included in Commodity derivative asset –current	$58,804
Forward commodity contracts included in Commodity derivative asset	2,110
Forward commodity contracts included in Commodity derivative liability -current	(39,345)
Forward commodity contracts included in Commodity derivative liability	(1,754)
Regulated futures and options contracts included in Margin deposits (a)	(1,089)
Over-the-counter contracts included in accounts payable	3,085

Total fair value of commodity derivatives	$21,811

(a)	The fair value of futures contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets in accordance with FSP FIN 39-1. See Note B for additional information.
The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three months ended March 31, 2009 are as follows:

Three months ended
(in thousands)	March 31, 2009
Gains on commodity derivatives included in sales and merchandising revenues	$19,107
At March 31, 2009, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)

Corn	204,315	—
Soybeans	11,432	—
Wheat	5,388	—
Oats	3,902	—
Ethanol	—	245,438

Total	225,037	245,438

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has a long-term interest rate swap recorded in other long-term liabilities that is designated as a cash flow hedge and accordingly, changes in the fair value of this instrument is recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on closed treasury rate locks and the changes in fair value of the interest rate corridors are reclassified into income over the term of the underlying hedged items. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.
The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its interest rate derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in prepaid expenses and other assets or current and long-term liabilities and changes in fair value are recognized currently in income as interest expense.

The following table presents the open interest rate contracts at March 31, 2009.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Short-term
Cap	2007	2009	$20.0	Interest rate component of short-term debt – not accounted for as a hedge	5.40%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease – not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of long-term debt – accounted for as cash flow hedge	5.95%
Cap	2008	2010	$20.0	Interest rate component of long-term debt – not accounted for as a hedge	4.25%
Cap	2008	2010	$10.0	Interest rate component of long-term debt – not accounted for as a hedge	4.67%
Cap	2009	2011	$10.0	Interest rate component of long-term debt – not accounted for as a hedge	2.92%
Cap	2009	2012	$10.0	Interest rate component of long-term debt – not accounted for as a hedge	3.42%
Cap	2009	2011	$10.0	Interest rate component of long-term debt – not accounted for as a hedge	2.92%
At March 31, 2009, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

March 31,
(in thousands)	2009
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts included in other assets	$28
Interest rate contracts included in deferred income and other long term liabilities	(483)

Total fair value of interest rate derivatives not designated as hedging instruments under SFAS No. 133	$(455)

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contract included in deferred income and other long term liabilities	$(2,256)

Total fair value of interest rate derivatives designated as hedging instruments under SFAS No. 133	$(2,256)

The losses included in the Company’s Consolidated Statement of Income and the line item in which they are located for interest rate derivatives not designated has hedging instruments are as follows:

Three months ended
(in thousands)	March 31, 2009
Interest expense	$(31)

The gains included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

Three months ended
(in thousands)	March 31, 2009
Other comprehensive income	$176
Foreign Currency Derivatives
The Company has entered into a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. This zero cost collar, which is being accounted for as a cash flow hedge, has an initial notional amount of $6.8 million and places a floor and ceiling on the Canadian dollar to U.S. dollar exchange rate at $0.9875 and $1.069, respectively. Changes in the fair value of this derivative are included as a component of other comprehensive income or loss. The terms of the collar match the underlying lease agreements and therefore any ineffectiveness is considered immaterial.
At March 31, 2009, the Company had recorded the following amount for the fair value of the Company’s foreign current derivatives:

(in thousands)	March 31, 2009
Foreign currency contract included in other assets	$635
The gains included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

(in thousands)	March 31, 2009
Accumulated other comprehensive loss	$54
Note D: Earnings Per Share
In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. This FSP became effective for the Company for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP EITF 03-6-1 did not change the reported amounts of basic and diluted earnings per share for the quarter ended March 31, 2008.

	Three months ended
	March 31,
(in thousands)	2009	2008

Net income attributable to The Andersons, Inc.	$4,952	$7,823
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	18	19

Earnings available to common shareholders	$4,934	$7,804

Earnings per share – basic:
Weighted average shares outstanding – basic	18,157	18,026

Earnings per common share – basic	$0.27	$0.43

Earnings per share – diluted:
Weighted average shares outstanding – basic	18,157	18,026
Effect of dilutive options	90	382

Weighted average shares outstanding — diluted	18,247	18,408

Earnings per common share – diluted	$0.27	$0.42

There were approximately 621 thousand and 11 thousand antidilutive stock-based awards outstanding in the first quarter of 2009 and 2008, respectively.
Note E: Employee Benefit Plans
Included as charges against income for the three months ended March 31, 2009 and 2008 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended
	March 31,
(in thousands)	2009	2008

Service cost	$722	$637
Interest cost	994	824
Expected return on plan assets	(1,014)	(1,269)
Amortization of prior service cost	(147)	(155)
Recognized net actuarial loss	1,009	127

Benefit cost	$1,564	$164

	Postretirement Benefits
	Three months ended
	March 31,
(in thousands)	2009	2008

Service cost	$105	$88
Interest cost	294	279
Amortization of prior service cost	(128)	(128)
Recognized net actuarial loss	160	127

Benefit cost	$431	$366

The Company made no contributions to its defined benefit pension plan in either of the first quarters of 2009 or 2008. The Company currently expects to make a total contribution of approximately $6.0 million in fiscal 2009, which exceeds the required minimum contribution. The Company contributed $10.0 million in fiscal 2008.
The postretirement benefit plan is not funded. Company contributions in the quarter represent actual claim payments and insurance premiums for covered retirees. In each of the first quarters of 2009 and 2008, payments of $0.2 million were made by the Company.

Note F: Segment Information

Results of Operations — Segment Disclosures (in thousands)
	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

First Quarter 2009
Revenues from external customers	$480,521	$26,770	$111,762	$44,703	$33,636	$—	$697,392
Inter-segment sales	3	150	4,201	965	—	—	5,319
Equity in earnings (loss)of affiliates	(3,676)	—	2	—	—	—	(3,674)
Other income (loss), net	559	(34)	488	305	111	(190)	1,239
Interest expense	2,294	1,202	1,088	391	234	481	5,690

Operating income (loss) (a)	5,735	882	2,047	3,097	(2,701)	(1,302)	7,758
(Income) loss attributable to noncontrolling interest	1,039	—	—	—	—	—	1,039

Income before income taxes	4,696	882	2,047	3,097	(2,701)	(1,302)	6,719

	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

First Quarter 2008
Revenues from external customers	$499,123	$35,011	$105,469	$39,661	$33,737	$—	$713,001
Inter-segment sales	3	129	5,456	417	—	—	6,005
Equity in earnings of affiliates	8,636	—	3	—	—	—	8,639
Other income, net	2,537	178	143	93	147	(214)	2,884
Interest expense	6,303	981	538	425	190	685	9,122

Operating income (loss) (a)	2,233	6,426	7,540	2,000	(3,377)	(2,406)	12,416
(Income) loss attributable to noncontrolling interest	(935)	—	—	—	—	—	(935)

Income before income taxes	3,168	6,426	7,540	2,000	(3,377)	(2,406)	13,351

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.
Note G: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in seven limited liability companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received. See Note 3 in the Company’s 2008 Form 10-K for more information, including descriptions of various arrangements the Company has with certain of these entities, primarily three ethanol LLCs that the Company has ownership interests in (the “ethanol LLCs”).
For the quarters ended March 31, 2009 and 2008, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $93.1 million and $102.6 million, respectively. For the quarters ended March 31, 2009 and 2008, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $113.2 million and $83.4 million, respectively.

The following table summarizes income (losses) from the Company’s equity method investments by entity.

	% ownership at	Three months ended
	March 31, 2009	March 31,
(in thousands)	(direct and indirect)	2009	2008

The Andersons Albion Ethanol LLC	49%	$33	$2,031
The Andersons Clymers Ethanol LLC	37%	(82)	3,723
The Andersons Marathon Ethanol LLC	50%	(2,954)	(2,498)
Lansing Trade Group LLC	49%	(708)	5,264
Other	7%-33%	37	119

Total		$(3,674)	$8,639

The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds the 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). In addition to the investment in TAME, TAEI enters into derivative contracts with external parties to economically hedge the impact of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit in the Company’s income statement. For the quarter ended March 31, 2009, this derivative activity was break-even. For the quarter ended March 31, 2008, it resulted in a gain of $5.3 million. The noncontrolling interest in TAEI is attributed 34% of all gains and losses.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	Three months	Year ended	Three months
	ended March 31,	December 31,	ended March 31,
(in thousands)	2009	2008	2008

The Andersons Albion Ethanol LLC	$25,332	$25,299	$27,778
The Andersons Clymers Ethanol LLC	30,658	30,805	31,079
The Andersons Marathon Ethanol LLC	26,823	29,777	33,040
Lansing Trade Group LLC	53,317	54,025	44,640
Other	1,286	1,149	1,089

Total	$137,416	$141,055	$137,626

In the first quarter of 2009, the Company’s majority owned subsidiary, TAEI, along with the other 50% partner in TAME, signed a limited guarantee under which each party is guaranteeing 50% of all scheduled installment payments on TAME’s term loan during 2009 (not to exceed $11.0 million in total) as well as the interest accrued through 2009 associated with the loan if TAME were to default on a scheduled loan payment. TAEI, along with the other 50% partner, guaranteed the debt obligation in order for TAME to renegotiate certain of its debt covenants. As of the end of April 2009, TAME had made two of its four scheduled quarterly installments. The Company does not anticipate TAEI having to make any payments on the guarantee. In addition, the Company has signed a guarantee with TAME’s natural gas supplier to guarantee the payment of $4.5 million in natural gas purchases. TAME’s other 50% owner has signed a similar guarantee. The Company does not anticipate having to make any payments on this guarantee. The fair value of these guarantee obligations are considered immaterial.
In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and revenues (a)	$125,867	$115,095
Purchases of product	90,205	99,415
Lease income	1,398	1,479
Labor and benefits reimbursement (b)	2,537	2,491
Accounts receivable at March 31,	7,874	15,992
Accounts payable at March 31,	12,296	11,128

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.

Note H: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at March 31, 2009, December 31, 2008 and March 31, 2008.

(in thousands)		March 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$42,285	$—	$—	$42,285
Commodity derivatives, net	—	15,368	4,447	19,815
Net margin deposit assets	11,883	—	—	11,883
Net margin deposit liabilities	—	(611)	—	(611)
Other assets and liabilities (a)	13,453	—	(2,076)	11,377

Total	$67,621	$14,757	$2,371	$84,749

(in thousands)		December 31, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$81,682	$—	$—	$81,682
Commodity derivatives, net	—	12,706	5,114	17,820
Net margin deposit assets	13,094	—	—	13,094
Net margin deposit liabilities	—	(1,778)	—	(1,778)
Other assets and liabilities (a)	13,303	—	(2,367)	10,936

Total	$108,079	$10,928	$2,747	$121,754

(in thousands)		March 31, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$34,765	$—	$—	$34,765
Commodity derivatives, net	—	164,489	7,231	171,720
Net margin deposit assets	65,932		—	65,932
Net margin deposit liabilities	—	(17,761)	—	(17,761)
Other assets and liabilities (a)	12,215	—	(1,864)	10,351

Total	$112,912	$146,728	$5,367	$265,007

(a)	Included in other assets and liabilities is restricted cash, interest rate derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	March 31, 2009		March 31, 2008
	Interest	Commodity	Interest	Commodity
	rate	derivatives,	rate	derivatives,
(in thousands)	derivatives	net	derivatives	net
Asset (liability) at beginning of period	$(2,367)	$5,114	$(1,167)	$5,561
Realized gains (losses) included in earnings	(31)	(667)	(152)	3,346
Unrealized gains (losses) included in other comprehensive income	230	—	(545)	—
New contracts	92
Transfers from level 2	—	—	—	161
Contracts cancelled, transferred to accounts receivable	—	—	—	(1,837)

Asset (liability) at end of period	$(2,076)	$4,447	$(1,864)	$7,231

The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company’s net commodity derivatives primarily consist of contracts with producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Board of Trade (“CBOT”) or the New York Merchantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although nonperformance risk, both of the Company and the Counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where the Company believes that nonperformance risk is higher (based on past or present experience with a customer or knowledge of the customer’s operations or financial condition), the Company classifies these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, record estimated fair value adjustments based on internal projections and views of these contracts.
Net margin deposit assets reflect the fair value of the futures and options contracts that we have through the CBOT, net of the cash collateral that the Company has in its margin account with them.
Net margin deposit liabilities reflect the fair value of the Company’s over-the-counter, ethanol-related futures and options contracts with various financial institutions, net of the cash collateral that the Company has in its margin account with them. While these contracts themselves are not exchange-traded, the fair value of these contracts is estimated by reference to similar exchange-traded contracts. The Company does not consider nonperformance risk or credit risk on these contracts to be material. This determination is based on credit default rates, credit ratings and other available information.
Note I: Debt Agreements
The Company is party to a borrowing arrangement with a syndicate of banks. This arrangement was amended in April 2009 and now provides the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. This is a variable interest rate line that bears interest based on LIBOR plus an applicable margin. This agreement will expire in September 2011.
In 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. This long-term debt has associated debt covenants and as of March 31, 2009, the Company had violated the utilization covenant and debt service coverage ratio covenant associated with this debt. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company has received a waiver of this violation for the quarter ended March 31, 2009. In April 2009, the Company paid an additional $4.0 million to the bank towards its debt obligation. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. With the idle cars removed, the Company does not expect to violate this covenant in the future. The balance outstanding on the TARO I non-recourse long-term debt at March 31, 2009 was $30.4 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2008 Form 10-K, have not materially changed during the first three months of 2009. The Company did revisit the assumptions used as of December 31, 2008 to determine whether its investment in TAME may not be recoverable. The Company concluded that the assumptions are still reasonable and no impairment exists.
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
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the Group’s overall performance and more focus should be placed on changes to merchandising revenues and service income.
Grain inventories on hand at March 31, 2009 were 59.5 million bushels, of which 18.2 million bushels were stored for others. This compares to 60.6 million bushels on hand at March 31, 2008, of which 11.8 million bushels were stored for others.
Wheat conditions for 2009, as tracked by the U.S. Department of Agriculture, for unharvested crops, are slightly ahead of 2008 with 73%, on average, rated as good to excellent for the four states where the Company has facilities. The primary harvest period for winter wheat is in the month of July.
The U.S. Department of Agriculture expects total corn and soybean acreages to be on par with 2008 plantings. Growers are expected to plant 85 million acres of corn, down 1% from 2008, as lower corn prices and volatile input costs have resulted in some growers switching from planting corn to soybeans. While corn acreage is expected to be down in total, the four states (Illinois, Ohio, Indiana and Michigan) in which the Company has facilities are expected to have planted acreage unchanged from 2008. Soybean producers are expected to plant 76 million acres in 2009, slightly above 2008 plantings. Currently, planting progress in Illinois, Ohio, Indiana and Michigan for corn is behind 2008 and significantly behind the five year average due to cold and wet weather conditions in March and April. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.
The ethanol industry continues to be impacted by volatility in the commodity markets for both its production inputs and outputs as well as by government policy. For the quarter ended March 31, 2009, the pricing relationship between corn and ethanol has had a negative impact on the results of the Company’s equity investments in its ethanol LLCs. With oil and gasoline prices falling, lowering the demand for ethanol as well as the price, and corn prices remaining high, the Company expects ethanol margins to remain narrow, or even negative, throughout 2009. With the excess capacity in the industry, some ethanol companies around the country shut down or idled their plants during the last half of 2008. The Company believes this will help to bring industry capacity in line with current demand. The Company expects the pricing relationship between corn and ethanol to stabilize within the next couple of years and return to positive profit margins. The Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs very closely, including any impact on the recoverability of the Company’s investments.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2009 were 23,711 compared to 23,245 at March 31, 2008. The Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased significantly from 93.4% for the quarter ended March 31, 2008 to 86.8% for the quarter ended March 31, 2009. In addition, maintenance expenses have increased. Overall railroad traffic is down 17% in the first quarter of 2009 compared to the same period in 2008. The current economic situation has caused a significant decrease in demand and the Company has had to store many of its cars. The economy has also impacted the Group’s repair and fabrication shops which have seen a significant decrease in activity.
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
The Group continues to monitor nutrient prices which have been extremely volatile leading to lower-of-cost-or-market inventory and contract write-downs. In the first quarter of 2009, prices for certain fertilizer products declined further than anticipated and the Group recorded a lower-of-cost-or-market write-down of $2.9 million. While the Company had previously thought that fertilizer prices had stabilized, the wet weather in the first quarter of 2009 and the corresponding delayed planting caused certain products to be in over supply. In order to try and relieve inventory, some of the Company’s competitors lowered prices. In order to stay competitive, the Company followed suit, resulting in selling prices below the average cost of inventory for certain products.
Excluding volumes from the businesses acquired in the second and third quarters of 2008, volumes are expected to be down for 2009 compared to 2008. Weather conditions during the coming months will play a significant role in crop planting decisions and will impact the outlook for the Group for the remainder of the year.
On May 4, 2009, the Company announced that it had signed a definitive purchase agreement to acquire the Fertilizer Division of Hartung Brothers, Inc. (“HBI”). The HBI Fertilizer Division is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
Turf & Specialty Group
The Turf & Specialty Group produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products. The Group is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob-based products are sold throughout the year.

The Group continues to see positive results from its focus on proprietary products and expanded product lines.
Retail Group
The Retail Group includes six large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment near one of its conventional retail stores. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. Despite the current economic environment, the Group saw improved results over the first quarter of 2008 and both customer counts and margins were up. Competitive pricing and marketing strategies have been effective in bringing customers in to the stores.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$697,392	$713,001
Cost of sales	636,018	660,760

Gross profit	61,374	52,241
Operating, administrative and general	46,339	39,586
Bad debt expense	191	1,705
Interest expense	5,690	9,122
Equity in earnings of affiliates	(3,674)	8,639
Other income, net	1,239	2,884

Income before income taxes	$6,719	$13,351

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note F: Segment Information.

Comparison of the three months ended March 31, 2009 with the three months ended March 31, 2008:
Grain & Ethanol Group

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$480,521	$499,123
Cost of sales	457,222	487,744

Gross profit	23,299	11,379
Operating, administrative and general	13,103	11,920
Bad debt expense	89	1,161
Interest expense	2,294	6,303
Equity in earnings of affiliates	(3,676)	8,636
Other income, net	559	2,537

Operating income before noncontrolling interest	4,696	3,168
(Income) loss attributable to noncontrolling interest	1,039	(935)

Operating income	$5,735	$2,233

Operating results for the Grain & Ethanol Group increased $3.5 million over the results from the same period last year. Sales of grain for the Group decreased $29.5 million, or 7%, and is the result of a 10% decrease in the average price per bushel of grain sold, partially offset by a 3% increase in the volume of grain sold (primarily corn). Sales of ethanol decreased $9.5 million, or 9%, and is due to an 18% decrease in the average price per gallon sold, partially offset by an 11% increase in volume. Merchandising revenues for the Group increased $19.5 million over the first quarter of 2008 and is related primarily to an increase in basis income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first quarter of 2008, futures prices rose at a substantially higher rate than the local spot prices. This caused the Group to incur basis losses on its forward purchase and sale contracts as well as its inventory. In the first quarter of 2009, futures prices went the opposite direction in relation to local spot prices and the Company incurred gains on its forward purchase and sale contracts as well as its inventory. As these contracts are considered derivatives and recorded at estimated fair value until the contracts are eventually settled, there is a possibility that the Group will lose some of these basis gains before the end of the year. Revenues from services provided to the ethanol industry were $5.1 million, a 21% increase over 2008. The increase is due to having three operational plants for the full first quarter of 2009. The Andersons Marathon Ethanol LLC (“TAME”) began producing ethanol in the middle of the first quarter of 2008 and therefore, the Company only received marketing and grain origination fees related to that plant for a partial quarter in 2008.
Gross profit for the Group increased $11.9 million over the first quarter of 2008 which relates to the increases in basis income and ethanol service fees mentioned previously.
Operating expenses for the Group increased $1.2 million, or 10%, over the same period in 2008 and are due to increased expenses related to the Company’s pension plan, increased utility costs due to drying wet grain and increased lease expense for the Group’s two new facility leases entered into in 2008. The Group recorded minimal bad debt reserves in the first quarter of 2009 which caused a $1.1 million decrease in the bad debt expense compared to the same period last year. In the first quarter of 2008, the Group recorded reserves against customer accounts receivable balances for contracts that were cancelled due to non-delivery.
Interest expense for the Group decreased $4.0 million, or 64%, from the same period in 2008. The significant increase in commodity prices in the early part of 2008 was the main driver for the increased interest costs for the Group last year.
Equity in earnings of affiliates decreased $12.3 million over the same period in 2008. Income from the Group’s three ethanol LLCs decreased $6.3 million and income from Lansing Trade Group LLC (“LTG”) decreased $6.0 million. The pricing relationship between corn and ethanol continues to make it difficult for ethanol companies to produce ethanol at a profit. The Group, as part of its Risk Management Policy with the ethanol LLCs, has found some opportunities to lock in reasonable margins for 2009 through forward contracting. Each of the ethanol LLCs is also installing production control equipment which is expected to increase operational efficiencies. This is expected to produce significant cost savings for these entities. The economic situation has had a significant impact on LTG as customers have been reluctant to forward price commodities.
Other income decreased $2.0 million over the same period last year and relates primarily to development fees earned in the first quarter of 2008 for the formation of one of the Company’s ethanol joint ventures.
Losses attributable to the 34% noncontrolling interest in The Andersons Ethanol Investment LLC (“TAEI”) were $1.0 million in the first quarter of 2009 compared to gains of $0.9 million in the first quarter of 2008. When possible, the Company enters into derivative contracts with external parties to economically hedge the impact of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit and offsets some of the losses incurred by TAME. There were fewer opportunities to enter such contracts in the first quarter of 2009 than were available in the first quarter of 2008.
Rail Group

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$26,770	$35,011
Cost of sales	21,039	23,860

Gross profit	5,731	11,151
Operating, administrative and general	3,595	3,465
Bad debt expense	18	457
Interest expense	1,202	981
Other income, net	(34)	178

Operating income	$882	$6,426

Operating results for the Rail Group decreased $5.5 million over the results from the same period last year. Leasing revenues decreased $1.0 million, car sales decreased $5.3 million and sales in the Group’s repair and fabrication shops decreased $1.9 million. The decrease in leasing revenues is attributable to a significant decrease in utilization as well as decreasing lease rates for renewals. Fewer cars were sold in the first quarter of 2009 compared to the same period in 2008 and with fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased.
Gross profit for the Group decreased $5.4 million, or 49% over the same period last year. Gross profit in the leasing business decreased $2.7 million, or 38%, and can be attributed to the decreased utilization and increased maintenance expense compared to the same period last year. Gross profit on car sales decreased $1.9 million, or 84%, and is attributable to fewer cars sold and lower scrap prices. Gross profit in the repair and fabrication shops decreased $0.8 million, or 46%.
Operating and interest expenses for the Group increased slightly for the quarter.
Plant Nutrient Group

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$111,762	$105,469
Cost of sales	97,240	91,791

Gross profit	14,522	13,678
Operating, administrative and general	11,837	5,711
Bad debt expense	40	35
Interest expense	1,088	538
Equity in earnings of affiliates	2	3
Other income, net	488	143

Operating income	2,047	7,540

Operating results for the Plant Nutrient Group decreased $5.5 million over the same period last year. Excluding sales from the newly acquired businesses in 2008, sales decreased $13.0 million, or 12%, due to a combination of a 15% decrease in volume partially offset by a 3% increase in the average price per ton sold. The decrease in volume is primarily a result of weather related planting delays. The increase in the average price per ton sold is due to a combination of favorable product mix and the recognition of income on deferred sales from 2008 before fertilizer prices fell in the later half of the year. Sales from the Group’s two 2008 acquisitions contributed an additional $19.3 million in sales for the first quarter. Gross profit for the Group increased only $0.8 million, or 6%, in spite of the two new businesses acquired in 2008 as a result of the volume reduction mentioned previously as well as additional lower-of-cost-or-market inventory and contracts adjustments recorded during the first quarter of $2.9 million.
Operating and interest expenses for the Group increased $6.7 million over the same period last year. Of this amount, $5.0 million is related to the two new businesses. The remaining increase is spread amongst several expense categories.
Turf & Specialty Group

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$44,703	$39,661
Cost of sales	36,284	32,735

Gross profit	8,419	6,926
Operating, administrative and general	5,200	4,558
Bad debt expense	36	36
Interest expense	391	425
Other income, net	305	93

Operating income	$3,097	$2,000

Operating results for the Turf & Specialty Group increased $1.1 million over results from the same period last year. Sales and merchandising revenues in the lawn fertilizer business increased $4.7 million, or 13%, due primarily to increased volume within the consumer and industrial lines of business. The Group continues to see positive results from its focus on proprietary products and expanded product lines. Sales in the cob business increased 9% over the first quarter of 2008 due to an increase in volume of 13% partially offset by a 4% decrease in the average price per ton sold. Gross profit for the Group increased $1.5 million, or 22%, over the same period last year and is attributable to a nearly 1% increase in margin due to a combination of lower input costs and product mix.
Operating expenses for the Group increased $0.6 million, or 14%, over the same period last year and is spread amongst several expense categories.
Retail Group

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$33,636	$33,737
Cost of sales	24,233	24,630

Gross profit	9,403	9,107
Operating, administrative and general	11,973	12,425
Bad debt expense	8	16
Interest expense	234	190
Other income, net	111	147

Operating loss	$(2,701)	$(3,377)

Operating results for the Retail Group improved $0.7 million over results from the same period last year. Sales and merchandising revenues remained relatively flat. Customer counts were up 2% for the quarter, however, the average sale per customer decreased by the same percentage. Competitive pricing and marketing strategies were effective in getting customers into the stores. Even with this competitive pricing, gross profit increased $0.3 million, or 3% due to improved margins. Operating expenses for the Group decreased 4% due to the Group’s continued cost reduction efforts.

Other

	Three months ended
	March 31,
(in thousands)	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	631	1,507
Interest expense	481	685
Other income (loss), net	(190)	(214)

Operating loss	$(1,302)	$(2,406)

Net corporate operating expenses not allocated to business segments decreased $0.9 million over the same period last year due primarily to decreased corporate employee related costs.
As a result of the above, income attributable to The Andersons, Inc. of $5.0 million for the first quarter of 2009 was $2.8 million lower than income attributable to The Andersons, Inc. of $7.8 million recognized in the first quarter of 2008. Income tax expense of $2.8 million was provided at 36.2%. The Company anticipates that its 2009 effective annual rate will be 36.6%. In the first quarter of 2008, income tax expense of $4.6 million was provided at a rate of 37.0%. The Company’s actual 2008 effective tax rate was 33.4%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $50.3 million in the first three months of 2009, a change from a use of cash of $222.5 million in the first three months of 2008. Net working capital at March 31, 2009 was $326.2 million, a $4.5 million decrease from December 31, 2008 and a $50.9 million increase from March 31, 2008. Short-term borrowings used to fund operations decreased $364.8 million compared to the same period in 2008. This significant decrease in short-term borrowing needs is due to the decrease in commodity prices and fertilizer from the unprecedented highs experienced in 2008.
The Company received refunds of income tax overpayments of $26.6 million in the first quarter of 2009. The Company expects to make payments totaling approximately $15.8 million for the remainder of 2009.
Investing Activities
Total capital spending for 2009 on property, plant and equipment and business acquisitions is expected to be approximately $60 million. Through the first quarter of 2009, the Company has spent $3.1 million on property, plant and equipment within its base business.
On May 4, 2009, the Company announced that it had signed a definitive purchase agreement to acquire the Fertilizer Division of Hartung Brothers, Inc. (“HBI”). The HBI Fertilizer Division is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
In addition to spending on conventional property, plant and equipment and business acquisitions, the Company expects to spend $75.0 million for the purchase of railcars and locomotives and capitalized modifications of railcars partially offset by proceeds from the sales and dispositions of railcars of $65.0 million. Through March 31, 2009, the Company invested $5.6 million in the purchase of additional railcars and related leases, partially offset by proceeds from sales of $2.4 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2009, to provide the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. The

Company had drawn $25.2 million on its short-term line of credit at March 31, 2009. Peak short-term borrowings for the Company to date are $92.7 million on February 6, 2009. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
A cash dividend of $0.0775 was paid in the first and second quarters of 2008. A cash dividend of $0.085 was paid in the third and fourth quarters of 2008 and the first quarter of 2009. On February 20, 2009, the Company declared a cash dividend of $0.0875 per common share payable on April 22, 2009 to shareholders of record on April 1, 2009. During the first three months of 2009, the Company issued approximately 117 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at March 31, 2009. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. As of March 31, 2009, the Company had violated a utilization covenant and a debt service coverage ratio covenant associated with one of its non-recourse debt arrangements. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company has received a waiver of this violation for the quarter ended March 31, 2009. In April 2009, the Company paid an additional $4.0 million to the bank towards its debt obligation. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. With the idle cars removed from the debt agreement, the Company does not expect to violate this covenant in the future.
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
The volatility in the capital and credit markets has had a significant impact on the economy. While this volatile and challenging economic environment is a reality, the Company has continued to have good access to the credit markets. Over the past year, the Company has been able to successfully work with its lenders to expand and contract its borrowing capacity under the short-term line as needed to ensure that it has an adequate liquidity cushion. This is due, in part, to the fact that the Company reduced its reliance on short-term credit facilities by raising $211.2 million in long-term debt during 2008. In the unlikely event the Company was faced with a situation where it was not able to access the capital markets , the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements.
The Company had standby letters of credit outstanding of $16.0 million at March 31, 2009, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit and the $25.2 million drawn on the short-term line, the Company had $613.8 million remaining available under its former short-term line of credit at March 31, 2009.

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
The following table describes the Company’s railcar and locomotive positions at March 31, 2009:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	100
Owned-railcar assets leased to others	On balance sheet – noncurrent	12,931
Railcars leased from financial intermediaries	Off balance sheet	8,205
Railcars — non-recourse arrangements	Off balance sheet	2,351

Total Railcars		23,587

Locomotive assets leased to others	On balance sheet – noncurrent	25
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		124

In addition, the Company manages 791 railcars for third-party customers or owners for which it receives a fee.
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

(in thousands)	March 31, 2009	December 31, 2008

Net long (short) position	$(822)	$(325)
Market risk	(82)	(33)
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

(in thousands)	March 31, 2009	December 31, 2008

Fair value of long-term debt and interest rate contracts	$348,835	$353,905
Fair value in excess of (less than) carrying value	(11,794)	(10,213)
Market risk	12,154	13,217
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2009, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the first quarter of 2009.
Part II. Other Information
Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2008 10-K (Item 1A). There has been no material changes in the risk factors set forth therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1996, the Company’s Board of Directors approved the repurchase of 2.8 million shares of common stock for use in employee, officer and director stock purchase and stock compensation plans. This resolution was superseded by the Board in October 2007 to add an additional 0.3 million shares. Since the beginning of this repurchase program, the Company has purchased 2.2 million shares in the open market. The following table presents the Company’s share purchases during the first quarter of 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January	—	$—	—	—
February	—	—	—	—
March 5, 2009	20,000	11.43	—	—

Total	20,000	$11.43	—	—

Item 6. Exhibits
     (a) Exhibits

No.	Description
31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: May 8, 2009	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: May 8, 2009	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 8, 2009	By	/s/ Gary L. Smith
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