Form 10-Q
period 2009-06-30
ANDERSONS INC
filed 2009-08-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.3 million common shares outstanding, no par value, at July 31, 2009.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008

Current assets:
Cash and cash equivalents	$179,752	$81,682	$33,379
Restricted cash	4,243	3,927	3,664
Accounts and notes receivable, net	130,824	126,255	187,184
Margin deposits, net	38,009	13,094	79,017
Inventories:
Grain	107,722	223,107	230,781
Agricultural fertilizer and supplies	41,784	144,536	119,680
Lawn and garden fertilizer and corncob products	22,906	38,011	22,043
Retail merchandise	29,615	27,579	30,463
Other	3,057	3,687	3,872

	205,084	436,920	406,839
Commodity derivative assets – current	48,635	84,919	493,571
Deferred income taxes	8,478	15,338	4,827
Prepaid expenses and other current assets	32,086	93,827	42,662

Total current assets	647,111	855,962	1,251,143

Other assets:
Pension asset	—	—	7,229
Commodity derivative assets – noncurrent	1,354	3,662	84,297
Other assets and notes receivable, net	15,386	12,433	11,655
Investments in and advances to affiliates	137,895	141,055	137,121

	154,635	157,150	240,302
Railcar assets leased to others, net	176,656	174,132	152,879
Property, plant and equipment:
Land	14,566	14,524	13,560
Land improvements and leasehold improvements	39,524	39,040	37,224
Buildings and storage facilities	121,548	119,174	114,786
Machinery and equipment	156,005	151,401	144,767
Software	9,527	8,899	8,631
Construction in progress	3,822	6,597	3,258

	344,992	339,635	322,226
Less allowances for depreciation and amortization	(224,457)	(218,106)	(212,080)

	120,535	121,529	110,146

Total assets	$1,098,937	$1,308,773	$1,754,470

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008

Current liabilities:
Short-term borrowings	$—	$—	$432,500
Accounts payable for grain	63,475	216,307	76,409
Other accounts payable	90,907	97,770	135,294
Customer prepayments and deferred revenue	18,344	55,953	30,992
Commodity derivative liabilities – current	66,698	67,055	160,611
Accrued expenses and other current liabilities	35,047	60,437	83,444
Current maturities of long-term debt – non-recourse	13,336	13,147	13,175
Current maturities of long-term debt	21,947	14,594	11,481

Total current liabilities	309,754	525,263	943,906

Deferred income and other long-term liabilities	12,026	12,977	3,910
Commodity derivative liabilities – noncurrent	4,555	3,706	19,923
Employee benefit plan obligations	36,875	35,513	19,880
Long-term debt – non-recourse, less current maturities	28,938	40,055	47,934
Long-term debt, less current maturities	285,619	293,955	281,496
Deferred income taxes	36,871	32,197	29,268

Total liabilities	714,638	943,666	1,346,317

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued and outstanding)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	174,108	173,393	171,571
Treasury shares (941; 1,069 and 1,074 shares at 6/30/09, 12/31/08 and 6/30/08, respectively; at cost)	(15,408)	(16,737)	(16,242)
Accumulated other comprehensive loss	(29,266)	(30,046)	(10,099)
Retained earnings	244,386	226,707	250,355

Total shareholders’ equity of The Andersons, Inc.	373,916	353,413	395,681
Noncontrolling interest	10,383	11,694	12,472

Total shareholders’ equity	384,299	365,107	408,153

Total liabilities, and shareholders’ equity	$1,098,937	$1,308,773	$1,754,470

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales and merchandising revenues	$810,954	$1,100,700	$1,508,346	$1,813,701
Cost of sales and merchandising revenues	737,620	980,363	1,373,638	1,641,123

Gross profit	73,334	120,337	134,708	172,578

Operating, administrative and general expenses	46,723	49,973	93,253	91,264
Interest expense	5,161	8,521	10,851	17,643
Other income (loss):
Equity in earnings (loss) of affiliates	784	7,781	(2,890)	16,420
Other income, net	2,724	2,155	3,963	5,039

Income before income taxes	24,958	71,779	31,677	85,130
Income tax expense	9,312	26,835	12,118	31,428

Net income	15,646	44,944	19,559	53,702
Net (income) loss attributable to the noncontrolling interest	272	682	1,311	(253)

Net income attributable to The Andersons, Inc.	$15,918	$45,626	$20,870	$53,449

Earnings per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.87	$2.52	$1.15	$2.95

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.87	$2.48	$1.14	$2.90

Dividends paid	$0.0875	$0.0775	$0.1725	$0.155

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30,
	2009	2008

Operating Activities
Net income	$19,559	$53,702
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	16,212	13,900
Bad debt expense	90	2,569
Equity in earnings/loss of unconsolidated affiliates, net of distributions received	3,260	2,391
Realized gains on sales of railcars and related leases	(1,168)	(3,317)
Excess tax benefit from share-based payment arrangement	(340)	(1,502)
Deferred income taxes	11,080	2,010
Stock based compensation expense	1,518	2,657
Lower of cost or market inventory and contract adjustment	2,944	—
Other	15	6
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,535)	(65,976)
Inventories	228,892	102,443
Commodity derivatives and margin deposits	14,169	(345,048)
Prepaid expenses and other assets	60,214	616
Accounts payable for grain	(152,832)	(67,071)
Other accounts payable and accrued expenses	(67,801)	46,559

Net cash provided by (used in) operating activities	131,277	(256,061)

Investing Activities
Acquisition of business, net of $0.3 million cash acquired	—	(6,699)
Purchases of railcars	(11,884)	(55,123)
Proceeds from sale of railcars and related leases	4,943	41,331
Purchases of property, plant and equipment	(7,290)	(7,833)
Proceeds from sale of property, plant and equipment	128	67
Change in restricted cash	(316)	62
Investments in affiliates	(100)	(20,600)

Net cash used in investing activities	(14,519)	(48,795)

Financing Activities
Net increase in short-term borrowings	—	187,000
Proceeds received from issuance of long-term debt	4,744	201,535
Payments on long-term debt	(5,727)	(61,574)
Payments of non-recourse long-term debt	(10,928)	(8,891)
Proceeds from sale of treasury shares to employees and directors	755	1,057
Purchase of treasury stock	(229)
Payments of debt issuance costs	(4,494)	(1,893)
Dividends paid	(3,149)	(2,801)
Excess tax benefit from share-based payment arrangement	340	1,502

Net cash provided by (used in) financing activities	(18,688)	315,935

Increase in cash and cash equivalents	98,070	11,079
Cash and cash equivalents at beginning of period	81,682	22,300

Cash and cash equivalents at end of period	$179,752	$33,379

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands)

	The Andersons, Inc. Shareholders’
		Additional		Accumulated
	Common	Paid-in	Treasury	Other Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2007	$96	$168,286	$(16,670)	$(7,197)	$199,849	$12,219	$356,583

Net income (loss)					53,449	253	53,702
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $1,716)				(2,921)			(2,921)
Cash flow hedge activity (net of income tax of $11)				19			19

Comprehensive income							50,800
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,821 (121 shares)		3,285	428				3,713
Dividends declared ($0.1625 per common share)					(2,943)		(2,943)

Balance at June 30, 2008	96	171,571	(16,242)	(10,099)	250,355	12,472	408,153

Balance at December 31, 2008	96	173,393	(16,737)	(30,046)	226,707	11,694	365,107

Net income (loss)					20,870	(1,311)	19,559
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $263)				452			452
Cash flow hedge activity (net of income tax of $192)				328			328

Comprehensive income							20,339
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $478 (149 shares)		715	1,558				2,273
Dividends declared ($0.175 per common share)					(3,191)		(3,191)

Balance at June 30, 2009	$96	$174,108	$(15,408)	$(29,266)	$244,386	$10,383	$384,299

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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. The Company has evaluated subsequent events through the date of issuance, which is August 7, 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.
The condensed consolidated balance sheet data at December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of June 30, 2008 has been included as the Company operates in several seasonal industries.
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
New Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4 “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value where there has been a significant decrease in market activity for a financial asset. This FSP became effective during the second quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP became effective during the second quarter ended

June 30, 2009 and the Company has provided the required fair value disclosures in our notes to the financial statements.
In May 2009, the FASB issued FAS 165 “Subsequent Events”. FAS 165 requires entities to evaluate subsequent events through the date that the financial statements are issued or are available to be issued. A Company must disclose within their Quarterly Reports on Form 10Q and Annual Report on Form 10K the date through which subsequent events have been evaluated. This FAS became effective during the second quarter ended June 30, 2009 and the Company has provided the required disclosures.
In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No. 46(R)”. FAS 167 amends the analysis an entity must perform to determine if it has a controlling financial interest in a variable interest entity (“VIE”). FAS 167 provides that the primary beneficiary of a VIE must have both of the following characteristics:
•	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.

•	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
FAS 167 will be effective for the Company beginning January 1, 2010. The Company is currently assessing what the impact, if any, there will be.
In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162”. The FASB Codification will become the source of authoritative U.S. generally accepted accounting principles. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification will not change the current accounting rules, only how they are referenced. FAS 168 will be effective for the Company beginning with the third quarter of 2009.
Note B: Master Netting Arrangements
FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), permits a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2008 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At June 30, 2009, December 31, 2008 and June 30, 2008, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	June 30, 2009		December 31, 2008		June 30, 2008
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral posted	$7,838	$—	$26,023	$—	$276,285	$45,884
Collateral received	(14,210)	—	—	(5,858)	—	—
Fair value of derivatives	44,381	—	(12,929)	4,080	(197,268)	(70,257)

Balance at end of period	$38,009	$—	$13,094	$(1,778)	$79,017	$(24,373)

Note C: Derivatives
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” which requires companies with derivative instruments to disclose additional information that will enable users of financial statements to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.
The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts for corn, soybeans, wheat and oats and over-the-counter contracts for ethanol. The forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. Contracts for the purchase and sale of ethanol currently do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers.
All of these contracts are considered derivatives under SFAS 133. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. The Company records forward commodity contracts on the balance sheet as assets or liabilities, as appropriate, and accounts for them at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the regulated commodity futures and options contracts as well as the over-the-counter contracts is recorded on a net basis (offset against cash collateral posted or received) within Margin deposits on the balance sheet. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
The following table presents the fair value of the Company’s commodity derivatives as of June 30, 2009, and the balance sheet line item in which they are located:

(in thousands)	June 30, 2009
Forward commodity contracts included in Commodity derivative assets —current	$48,635
Forward commodity contracts included in Commodity derivative assets — noncurrent	1,354
Forward commodity contracts included in Commodity derivative liabilities — current	(66,698)
Forward commodity contracts included in Commodity derivative liabilities — noncurrent	(4,555)
Regulated futures and options contracts included in Margin deposits (a)	38,566
Over-the-counter contracts included in Margin deposits (a)	5,815

Total estimated fair value of commodity derivatives	$23,117

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets in accordance with FSP FIN 39-1. See Note B for additional information.

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three and six months ended June 30, 2009 are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2009	June 30, 2009

Gains on commodity derivatives included in sales and merchandising revenues	$317	$19,424
At June 30, 2009, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)
Corn	184,710	—
Soybeans	29,249	—
Wheat	6,467	—
Oats	6,664	—
Ethanol	—	235,273

Total	227,090	235,273

Interest Rate Derivatives
The Company periodically enters into interest rate contracts, including interest rate swaps and caps, to manage interest rate risk on borrowing or financing activities. The Company’s long-term interest rate swap is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.
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

The following table presents the open interest rate contracts at June 30, 2009.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Short-term
Cap	2008	2010	$20.0	Interest rate component of debt — not accounted for as a hedge	4.25%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of debt — accounted for as cash flow hedge	5.95%
Cap	2008	2010	$10.0	Interest rate component of debt — not accounted for as a hedge	4.67%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
Cap	2009	2012	$10.0	Interest rate component of debt — not accounted for as a hedge	3.42%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
At June 30, 2009, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

(in thousands)	June 30, 2009
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts included in other assets	$82
Interest rate contracts included in deferred income and other long term liabilities	(346)

Total fair value of interest rate derivatives not designated as hedging instruments under SFAS No. 133	$(264)

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contract included in deferred income and other long term liabilities	$(1,659)

Total fair value of interest rate derivatives designated as hedging instruments under SFAS No. 133	$(1,659)

The gains included in the Company’s Consolidated Statement of Income and the line item in which they are located for interest rate derivatives not designated has hedging instruments are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2009	June 30, 2009

Interest expense	$191	$159

The gains included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2009	June 30, 2009

Other comprehensive income	$597	$774
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
At June 30, 2009, the Company had recorded the following amount for the fair value of the Company’s foreign currency derivatives:

(in thousands)	June 30, 2009
Foreign currency contract included in other assets	$310
The losses included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for foreign currency derivatives designated as hedging instruments are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2009	June 30, 2009

Accumulated other comprehensive loss	$(325)	$(272)
Note D: Earnings Per Share
In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. This FSP became effective for the Company for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSP EITF 03-6-1 reduced the reported amounts of basic and diluted earnings per share for the quarter ended June 30, 2008 by $.01 and zero, respectively, per share. For the six months ended June 30, 2008 it reduced the reported amounts of both basic and diluted earnings per share by $.01.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Net income attributable to The Andersons, Inc.	$15,918	$45,626	$20,870	$53,449
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	50	131	69	139

Earnings available to common shareholders	$15,868	$45,495	$20,801	$53,310

Earnings per share — basic:
Weighted average shares outstanding — basic	18,171	18,065	18,164	18,046

Earnings per common share — basic	$0.87	$2.52	$1.15	$2.95

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,171	18,065	18,164	18,046
Effect of dilutive options	129	292	115	321

Weighted average shares outstanding — diluted	18,300	18,357	18,279	18,367

Earnings per common share — diluted	$0.87	$2.48	$1.14	$2.90

There were approximately 527 thousand and 59 thousand antidilutive stock-based awards outstanding for the second quarter of 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008 there were approximately 629 thousand and 28 thousand antidilutive stock-based awards outstanding.
Note E: Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2009 and 2008 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Six months ended
	June 30		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$734	$696	$1,456	$1,333
Interest cost	1,035	983	2,029	1,807
Expected return on plan assets	(1,012)	(1,249)	(2,026)	(2,518)
Amortization of prior service cost	(147)	(155)	(294)	(310)
Recognized net actuarial loss	903	345	1,912	472

Benefit cost	$1,513	$620	$3,077	$784

	Postretirement Benefits
	Three months ended		Six months ended
	June 30		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$101	$100	$206	$187
Interest cost	283	283	577	562
Amortization of prior service cost	(127)	(127)	(255)	(255)
Recognized net actuarial loss	152	178	312	305

Benefit cost	$409	$434	$840	$799

The Company made contributions to its defined benefit pension plan of $1.5 million and $1.3 million in the first six months of 2009 and 2008, respectively. The Company currently expects to make a total contribution of approximately $6.0 million in fiscal 2009, which exceeds the required minimum contribution. The Company contributed $10.0 million in fiscal 2008.

The postretirement benefit plan is not funded. Company contributions during the period represent actual claim payments and insurance premiums for covered retirees. In both the second quarters of 2009 and 2008, the Company made payments of $0.2 million. For each of the six months ended June 30, 2009 and 2008, the Company made payments of $0.4 million.
Note F: Segment Information
Results of Operations — Segment Disclosures
(in thousands)

Second quarter ended	Grain &		Plant	Turf &
June 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$500,401	$23,762	$197,638	$39,752	$49,401	$—	$810,954
Inter-segment sales	2	106	2,756	425	—	—	3,289
Equity in earnings of affiliates	781	—	3	—	—	—	784
Other income, net	590	221	770	236	136	771	2,724
Interest expense	2,502	1,229	908	421	265	(164)	5,161

Operating income (loss) (a)	8,931	619	10,345	3,042	2,864	(571)	25,230
Loss attributable to noncontrolling interest	272	—	—	—	—	—	272

Income before income taxes	8,659	619	10,345	3,042	2,864	(571)	24,958

Second quarter ended	Grain &		Plant	Turf &
June 30, 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$695,787	$42,941	$273,501	$35,915	$52,556	$—	$1,100,700
Inter-segment sales	7	104	1,973	333	—	—	2,417
Equity in earnings of affiliates	7,780	—	1	—	—	—	7,781
Other income, net	1,222	340	180	96	161	156	2,155
Interest expense	6,684	1,082	1,555	397	217	(1,414)	8,521

Operating income (loss) (a)	19,994	4,874	47,369	1,882	3,360	(5,018)	72,461
Loss attributable to noncontrolling interest	682	—	—	—	—	—	682

Income before income taxes	19,312	4,874	47,369	1,882	3,360	(5,018)	71,779

Six months ended	Grain &		Plant	Turf &
June 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$980,922	$50,532	$309,400	$84,455	$83,037	$—	$1,508,346
Inter-segment sales	5	254	6,957	1,390	—	—	8,606
Equity in earnings (loss) of affiliates	(2,895)	—	5	—	—	—	(2,890)
Other income, net	1,149	187	1,258	541	247	581	3,963
Interest expense	4,796	2,431	1,997	812	499	316	10,851

Operating income (loss) (a)	14,666	1,501	12,392	6,139	163	(1,873)	32,988
Loss attributable to noncontrolling interest	1,311	—	—	—	—	—	1,311

Income before income taxes	13,355	1,501	12,392	6,139	163	(1,873)	31,677

Six months ended	Grain &		Plant	Turf &
June 30, 2008	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,194,910	$77,952	$378,970	$75,576	$86,293	$—	$1,813,701
Inter-segment sales	10	233	7,429	750	—	—	8,422
Equity in earnings of affiliates	16,417	—	3	—	—	—	16,420
Other income, net	3,758	518	324	189	308	(58)	5,039
Interest expense	12,988	2,062	2,093	822	406	(728)	17,643

Operating income (loss) (a)	22,227	11,300	54,909	3,882	(17)	(7,424)	84,877
(Income) attributable to noncontrolling interest	(253)	—	—	—	—	—	(253)

Income before income taxes	22,480	11,300	54,909	3,882	(17)	(7,424)	85,130

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.
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
For the quarters ended June 30, 2009 and 2008, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $95.2 million and $120.7 million, respectively. For the six months ended June 30, 2009 and 2008, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $188.3 million and $223.3 million, respectively. For the quarters ended June 30, 2009 and 2008, revenues recognized for the sale of corn to the ethanol LLCs were $93.2 million and $105.4 million, respectively. For the six months ended June 30, 2009 and 2008, revenues recognized for the sale of corn to the ethanol LLCs were $206.4 million and $188.8 million, respectively.

The following table summarizes income (losses) from the Company’s equity method investments by entity.

	% ownership at
	June 30, 2009	Three months ended		Six months ended
	(direct and	June 30,		June 30,
(in thousands)	indirect)	2009	2008	2009	2008

The Andersons Albion Ethanol LLC	49%	$758	$1,740	$792	$3,771
The Andersons Clymers Ethanol LLC	37%	174	2,245	91	5,968
The Andersons Marathon Ethanol LLC	50%	(586)	(2,618)	(3,541)	(5,115)
Lansing Trade Group LLC	49%	435	6,413	(272)	11,677
Other	7%-33%	3	1	40	119

Total		$784	$7,781	$(2,890)	$16,420

The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds the 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). In addition to the investment in TAME, TAEI enters into derivative contracts with external parties to economically hedge the impact of a portion of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit in the Company’s income statement. For the quarters ended June 30, 2009 and 2008, the gains from this derivative activity was less than $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2009 and 2008, the impact to gross profit was $0.1 million and $5.9 million, respectively. The noncontrolling interest in TAEI is attributed 34% of all gains and losses.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008

The Andersons Albion Ethanol LLC	$25,944	$25,299	$26,563
The Andersons Clymers Ethanol LLC	30,831	30,805	31,769
The Andersons Marathon Ethanol LLC	26,236	29,777	30,423
Lansing Trade Group LLC	53,595	54,025	47,188
Other	1,289	1,149	1,178

Total	$137,895	$141,055	$137,121

In the first quarter of 2009, the Company’s majority-owned subsidiary, TAEI, along with the other 50% partner in TAME, signed a limited guarantee under which each party is guaranteeing 50% of all scheduled installment payments on TAME’s term loan during 2009 (not to exceed $11.0 million in total) as well as the interest accrued through 2009 associated with the loan if TAME were to default on a scheduled loan payment. TAEI, along with the other 50% partner, guaranteed the debt obligation in order for TAME to renegotiate certain of its debt covenants. As of the end of July 2009, TAME had made its three scheduled quarterly installments. Its fourth quarterly installment is due in October 2009. The Company does not anticipate TAEI having to make any payments on the guarantee. In addition, the Company has signed a guarantee with TAME’s natural gas supplier to guarantee the payment of $4.5 million in natural gas purchases through December 31, 2009. TAME’s other 50% owner has signed a similar guarantee. The Company does not anticipate having to make any payments on this guarantee. The fair value of these guarantee obligations are considered immaterial.

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Sales and revenues	$109,994	$157,736	$235,861	$272,831
Purchases of product	93,544	107,221	183,749	206,636
Lease income	1,351	1,419	2,748	2,898
Labor and benefits reimbursement (a)	2,471	2,463	5,008	4,954
Accounts receivable at June 30,	9,472	12,736
Accounts payable at June 30,	4,988	24,778

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note H: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis under SFAS 157 at June 30, 2009, December 31, 2008 and June 30, 2008.

(in thousands)		June 30, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$179,752	$—	$—	$179,752
Commodity derivatives, net	—	(24,296)	3,032	(21,264)
Net margin deposit assets	38,009	—	—	38,009
Net margin deposit liabilities	—	—	—	—
Other assets and liabilities (a)	9,160	—	(1,613)	7,547

Total	$226,921	$(24,296)	$1,419	$204,044

(in thousands)		December 31, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$81,682	$—	$—	$81,682
Commodity derivatives, net	—	12,706	5,114	17,820
Net margin deposit assets	13,094	—	—	13,094
Net margin deposit liabilities	—	(1,778)	—	(1,778)
Other assets and liabilities (a)	13,303	—	(2,367)	10,936

Total	$108,079	$10,928	$2,747	$121,754

(in thousands)		June 30, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$33,379	$—	$—	$33,379
Commodity derivatives, net	—	386,398	10,936	397,334
Net margin deposit assets	79,017	—	—	79,017
Net margin deposit liabilities	—	(24,373)	—	(24,373)
Other assets and liabilities (a)	9,923	—	(1,011)	8,912

Total	$122,319	$362,025	$9,925	$494,269

(a)	Included in other assets and liabilities is restricted cash, interest rate derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2009		2008
	Interest	Commodity	Interest	Commodity
	rate	derivatives,	rate	derivatives,
(in thousands)	derivatives	net	derivatives	net

Asset (liability) at December 31,	$(2,367)	$5,114	$(1,167)	$5,561
Realized gains (losses) included in earnings	(31)	(667)	(152)	3,346
Unrealized gains (losses) included in other comprehensive income	230	—	(545)	—
New contracts	92	—	—	—
Transfers from level 2	—	—	—	161
Contracts cancelled, transferred to accounts receivable	—	—	—	(1,837)

Asset (liability) at March 31,	$(2,076)	$4,447	$(1,864)	$7,231
Realized gains (losses) included in earnings	191	(1,806)	126	3,705
Unrealized gains (losses) included in other comprehensive income	272	—	565	—
Transfers from level 2	—	391	—	—
New contracts	—	—	162	—

Asset (liability) at June 30,	$(1,613)	$3,032	$(1,011)	10,936
The Company’s 2008 Form 10-K discloses additional information related to the approach the Company uses to estimate the fair value of the above instruments. This approach has not changed during the first six months of 2009.
Note I: Fair Value of Financial Instruments
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

(in thousands)	June 30, 2009	December 31, 2008

Fair value of long-term debt and interest rate contracts	$341,741	$353,905
Fair value in excess of (less than) carrying value	(9,713)	(10,213)
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
Note J: Debt Agreements
The Company is party to a borrowing arrangement with a syndicate of banks. This arrangement was amended in April 2009 and now provides the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. This is a variable interest rate line that bears interest based on LIBOR plus an applicable margin. This agreement will expire in September 2011.
In 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. This long-term debt has associated debt covenants and as of March 31, 2009, the Company had violated the utilization covenant and debt service coverage ratio covenant associated with this debt. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company has received a waiver of this violation for the quarter ended March 31, 2009. In April 2009, the Company paid an additional $4.0 million to the bank towards its debt obligation. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. With the idle cars removed, the Company does not expect to violate this covenant in the future. The balance outstanding on the TARO I non-recourse long-term debt at June 30, 2009 was $25.5 million.
Prior to the measurement date but subsequent to June 30, 2009, the Company received a modification to its debt agreement for TOP CAT Holding Company LLC, a wholly owned subsidiary of the Company. The modification reduced the utilization ratio requirement from 80% to 60%. This reduction in the required utilization ratio is expected to minimize the risk of a rapid amortization event in the future should utilization rates continue to decrease.
Note K: Business Acquisition
On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $25.0 million. The Company will also be purchasing HBI’s remaining inventory after a physical inventory is completed. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2008 Form 10-K, have not materially changed during the first six months of 2009. The assumptions utilized by the Company as of December 31, 2008 in determining that its investment in TAME is recoverable continue to be reasonable. Consistent with the Company’s assessment of the recoverability of its investment in TAME, the Company believes that its investments in the other ethanol LLCs are also recoverable because the same key assumptions used to assess the TAME investment (e.g. corn and ethanol prices) hold true for those facilities as well.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also a significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally.
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
Grain inventories on hand at June 30, 2009 were 41.1 million bushels, of which 18.0 million bushels were stored for others. This compares to 39.8 million bushels on hand at June 30, 2008, of which 11.0 million bushels were stored for others.
As of this writing, wheat harvest is on average 97% complete in Illinois, Indiana and Ohio. Wheat harvest is only 38% complete in Michigan. Wheat coming in to the Company’s facilities has been in very good condition.
The U.S. Department of Agriculture has reported that farmers have planted a record 77.5 million acres of soybeans, which is up 1.8 million acres over 2008. Farmers have also planted 87 million acres of corn, up 1 million acres from a year ago. This is the second largest corn acreage in more than 60 years. Corn rated as good to excellent in the four states in which the Company has facilities was an average of 62%, compared to 71% at this same time last year. Soybeans rated as good to excellent were an average of 60%, compared to 61% at this same time last year.
The ethanol industry continues to be impacted by volatility in the commodity markets for both its production inputs and outputs as well as by government policy. The pricing relationship between corn and ethanol has had an unfavorable impact on the results of the Company’s equity investments in its ethanol LLCs. With oil and gasoline prices falling, lowering the demand for ethanol as well as the price, the Company expects ethanol margins to remain narrow throughout 2009. The Company expects the pricing relationship between corn and ethanol to stabilize within the next couple of years. The Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs closely, including any impact on the recoverability of the Company’s investments.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a wide range of customers.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2009 were 23,808 compared to 23,840 at June 30, 2008. The Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased significantly from 93.3% for the quarter ended June 30, 2008 to 80.6% for the quarter ended June 30, 2009. Rail traffic on major U.S. railroads, which slowed in the last quarter of 2008, has continued to decrease. Overall railroad traffic is down 20% in the first six months of 2009 compared to the same period in 2008. The current economic situation has caused a significant decrease in demand and the Company has had to store many of its cars. The economy has also impacted the Group’s repair and fabrication shops which have seen a significant decrease in activity.

Plant Nutrient Group
The Company’s Plant Nutrient Group purchases, stores, formulates, manufactures and sells dry and liquid fertilizer to dealers and farmers as well as sells reagents for air pollution control technologies used in coal- fired power plants. In addition, they provide warehousing and services to manufacturers and customers, formulate liquid anti-icers and deicers for use on roads and runways and distribute seeds and various farm supplies. The major fertilizer ingredients sold by the Company are nitrogen, phosphate and potash.
The Group continues to monitor nutrient prices which have been extremely volatile leading to lower-of-cost-or-market inventory and contract write-downs. The Company believes that with the exception of potash, fertilizer prices have stabilized and the lower-of-cost-or-market issues are behind it. The Company will continue to monitor potash prices for the small amount of inventory remaining on hand.
On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $25.0 million. The Company will also be purchasing HBI’s remaining inventory after a physical inventory is completed. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
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
Retail Group
The Retail Group includes six large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
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

Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Sales and merchandising revenues	$810,954	$1,100,700	$1,508,346	$1,813,701
Cost of sales	737,620	980,363	1,373,638	1,641,123

Gross profit	73,334	120,337	134,708	172,578
Operating, administrative and general	46,723	49,973	93,253	91,264
Interest expense	5,161	8,521	10,851	17,643
Equity in earnings of affiliates	784	7,781	(2,890)	16,420
Other income, net	2,724	2,155	3,963	5,039

Income before income taxes	$24,958	$71,779	$31,677	$85,130

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note F: Segment Information.
Comparison of the three months ended June 30, 2009 with the three months ended June 30, 2008:
Grain & Ethanol Group

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$500,401	$695,787
Cost of sales	477,076	666,592

Gross profit	23,325	29,195
Operating, administrative and general	13,535	12,201
Interest expense	2,502	6,684
Equity in earnings of affiliates	781	7,780
Other income, net	590	1,222

Operating income before noncontrolling interest	8,659	19,312
(Income) loss attributable to noncontrolling interest	272	682

Operating income	$8,931	$19,994

Operating results for the Grain & Ethanol Group decreased $11.1 million over the results from the same period last year. Sales of grain for the Group decreased $171.9 million, or 31%, and is the result of a 27% decrease in the average price per bushel of grain sold, and a 5% decrease in the volume of grain sold (primarily wheat and soybeans). Sales of ethanol decreased $25.5 million, or 21%, and is due to a 21% decrease in the average price per gallon sold. Merchandising revenues for the Group increased $1.9 million over the second quarter of 2008 and is related primarily to an increase in basis and storage income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first half of 2008, futures prices for corn and wheat rose at a substantially higher rate than local spot prices. This caused the Group to incur basis losses on its forward purchase and sale contracts as well as its inventory. In the first half of 2009, futures prices went the opposite direction in relation to local spot prices and the Company realized gains on its forward purchase and sale contracts as well as its inventory. As these contracts are considered derivatives and recorded at estimated fair value until the contracts are eventually settled, there is a possibility that the Group will lose some of these basis gains before the end of the year. Revenues from services provided to the ethanol industry were $5.0 million, a 2% increase over the second quarter of 2008.
Gross profit for the Group decreased $5.9 million over the second quarter of 2008 due primarily to decreased position income which is income from futures and options positions taken which have not been directly related to a purchase or sale commitment.

Operating expenses for the Group increased $1.3 million, or 11%, over the same period in 2008 due to increased employee expenses related to growth and increased lease and other facility expense for the Group’s two new facility leases entered into in 2008.
Interest expense for the Group decreased $4.2 million, or 63%, from the same period in 2008. The significant increase in commodity prices in the first half of 2008 required the Company to increase short-term borrowings to cover margin calls, which was the main driver for the increased interest costs for the Group last year.
Equity in earnings of affiliates decreased $7.0 million over the same period in 2008. Income from the Group’s three ethanol LLCs decreased $1.0 million and income from Lansing Trade Group LLC (“LTG”) decreased $6.0 million. The pricing relationship between corn and ethanol continues to make it difficult for ethanol companies to produce ethanol at a profit. The Group, as part of its Risk Management Policy with the ethanol LLCs, has found some opportunities to lock in reasonable margins for 2009 through forward contracting. Each of the ethanol LLCs is also installing production control equipment which is expected to increase operational efficiencies. This is expected to produce significant cost savings for these entities. The decrease in income from LTG was driven primarily from losses in its meats group and reduced performance in its proprietary trading and bio-fuels divisions.
Other income decreased $0.6 million over the same period last year and relates primarily to a decrease in interest income due to lower interest rates.
Losses attributable to the 34% noncontrolling interest in The Andersons Ethanol Investment LLC (“TAEI”) were $0.3 million in the second quarter of 2009 compared to $0.7 million in the second quarter of 2008. When possible, the Company enters into derivative contracts with external parties to economically hedge the impact of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit and offsets some of the losses incurred by TAME. There were fewer opportunities to enter such contracts in the second quarter of 2009 than were available in the second quarter of 2008.
Rail Group

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$23,762	$42,941
Cost of sales	18,947	33,841

Gross profit	4,815	9,100
Operating, administrative and general	3,188	3,484
Interest expense	1,229	1,082
Other income, net	221	340

Operating income	$619	$4,874

Operating results for the Rail Group decreased $4.3 million over the results from the same period last year. Leasing revenues decreased $3.1 million, car sales decreased $14.0 million and sales in the Group's repair and fabrication shops decreased $2.1 million. The decrease in leasing revenues is attributable to a significant decrease in utilization as well as decreasing lease rates for renewals. Fewer cars were sold in the second quarter of 2009 compared to the same period in 2008 and with fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased.
Gross profit for the Group decreased $4.3 million, or 47% over the same period last year. Gross profit in the leasing business decreased $3.4 million, or 52%, and can be attributed to the decreased utilization and increased storage fees compared to the same period last year. Gross profit on car sales decreased $0.3 million, or 25%, and is attributable to fewer cars sold and lower scrap prices. Gross profit in the repair and fabrication shops decreased $0.7 million, or 43%.

Operating expenses for the Group decreased $0.3 million for the quarter and can be attributed to decreased activity and lower expense for performance incentives.
Plant Nutrient Group

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$197,638	$273,501
Cost of sales	175,532	215,105

Gross profit	22,106	58,396
Operating, administrative and general	11,626	9,653
Interest expense	908	1,555
Equity in earnings of affiliates	3	1
Other income, net	770	180

Operating income	10,345	47,369

Operating results for the Plant Nutrient Group decreased $37.0 million over the same period last year. Excluding sales from the businesses acquired in 2008, sales decreased $82.4 million, or 32%, due to a combination of a 16% decrease in volume and an 18% decrease in the average price per ton sold. The decrease in volume is due to continued de-stocking of retailer inventory resulting from producers applying less to their crops. The decrease in the average price per ton sold is due to the significant decrease in market price for fertilizers which started in the later half of 2008. Gross profit for the Group decreased $36.3 million, or 62%, as a result of the significant decrease in margin per ton sold as well as the volume reduction mentioned previously. Included in the second quarter of 2009 are increased sales and gross profit of $7.0 million and $2.2 million, respectively, from the Group’s 2008 acquisitions.
Excluding increases in operating expenses from the two new businesses acquired in 2008, operating expenses for the Group remained flat for the six month period.
Other income for the Group increased $0.6 million over the second quarter of 2008 due to forfeited customer prepayments.
Turf & Specialty Group

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$39,752	$35,915
Cost of sales	32,138	28,649

Gross profit	7,614	7,266
Operating, administrative and general	4,387	5,083
Interest expense	421	397
Other income, net	236	96

Operating income	$3,042	$1,882

Operating results for the Turf & Specialty Group increased $1.2 million over results from the same period last year. Sales and merchandising revenues in the lawn fertilizer business increased $3.5 million, or 11%, due primarily to increased volume within the consumer and industrial lines of business. The Group continues to see positive results from its focus on proprietary products and expanded product lines. Sales in the cob business increased $0.3 million, or 8%, over the second quarter of 2008 due to an increase in volume of 21% partially offset by a 10% decrease in the average price per ton sold. Gross profit for the Group increased $0.3 million, or 5%, over the same period due to the increased volumes mentioned previously.

Operating expenses for the Group decreased $0.7 million, or 14%, over the same period last year and is due to changes among several expense categories.
Retail Group

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$49,401	$52,556
Cost of sales	33,927	36,176

Gross profit	15,474	16,380
Operating, administrative and general	12,481	12,964
Interest expense	265	217
Other income, net	136	161

Operating loss	$2,864	$3,360

Operating results for the Retail Group decreased $0.5 million over results from the same period last year. Sales and merchandising revenues decreased $3.2 million, or 6%, over the second quarter of 2008 and is a result of a 7% decrease in the average sale per customer. Customer counts were up 1% for the quarter. Gross profit decreased $0.9 million, or 6% due to the decrease in sales. Operating expenses for the Group decreased 4% due to the Group’s continued cost reduction efforts.
Other

	Three months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,506	6,588
Interest expense (income)	(164)	(1,414)
Other income (loss), net	771	156

Operating loss	$(571)	$(5,018)

Net corporate operating expenses not allocated to business segments decreased $5.1 million over the same period last year. The primary decreases were a $2.9 million decrease in charitable contributions, a $1.3 million decrease in performance incentives for corporate level employees, and a $0.2 million decrease in stock compensation expense for corporate level employees.
As a result of the above, income attributable to The Andersons, Inc. of $15.9 million for the second quarter of 2009 was $29.7 million lower than income attributable to The Andersons, Inc. of $45.6 million recognized in the second quarter of 2008. Income tax expense of $9.3 million was provided at 36.9%. The Company anticipates that its 2009 effective annual rate will be 36.4%. In the second quarter of 2008, income tax expense of $26.8 million was provided at a rate of 37.0%. The Company’s actual 2008 effective tax rate was 33.4%.

Comparison of the six months ended June 30, 2009 with the six months ended June 30, 2008:
Grain & Ethanol Group

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$980,922	$1,194,910
Cost of sales	934,298	1,154,336

Gross profit	46,624	40,574
Operating, administrative and general	26,727	25,281
Interest expense	4,796	12,988
Equity in earnings of affiliates	(2,895)	16,417
Other income, net	1,149	3,758

Operating income before noncontrolling interest	13,355	22,480
(Income) loss attributable to noncontrolling interest	1,311	(253)

Operating income	$14,666	$22,227

Operating results for the Grain & Ethanol Group decreased $7.6 million over the results from the same period last year. Sales of grain for the Group decreased $201.4 million, or 21%, and is the result of a 20% decrease in the average price per bushel of grain sold, and a 1% decrease in the volume of grain sold (primarily wheat and soybeans). Sales of ethanol decreased $35.0 million, or 16%, and is due to a 20% decrease in the average price per gallon sold, partially offset by a 5% increase in volume. Merchandising revenues for the Group increased $21.2 million over the first six months of 2008 and is related primarily to an increase in basis and storage income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first half of 2008, futures prices for corn and wheat rose at a substantially higher rate than the local spot prices. This caused the Group to realize basis losses on its forward purchase and sale contracts as well as its inventory. In the first half of 2009, futures prices went the opposite direction in relation to local spot prices and the Company realized gains on its forward purchase and sale contracts as well as its inventory. As these contracts are considered derivatives and recorded at estimated fair value until the contracts are eventually settled, there is a possibility that the Group will lose some of these basis gains before the end of the year. Revenues from services provided to the ethanol industry were $10.1 million, a 14% increase over the first six months of 2008. This increase is the result of having three operational facilities for the full six months ended June 30, 2009 compared to only two operational facilities for the full six months ended June 30, 2008.
Gross profit for the Group increased $6.0 million over the first six months of 2008 due primarily to the increases in basis and storage income and the increase in ethanol service fees mentioned previously.
Operating expenses for the Group increased $1.4 million, or 6%, over the same period in 2008. This increase is due primarily to increased employee related expenses related to growth.
Interest expense for the Group decreased $8.2 million, or 63%, from the same period in 2008. The significant increase in commodity prices in the first half of 2008 required the Company to increase short-term borrowings to cover margin calls, which was the main driver for the increased interest costs for the Group last year.
Equity in earnings of affiliates decreased $19.3 million over the same period in 2008. Income from the Group’s three ethanol LLCs decreased $7.3 million and income from Lansing Trade Group LLC (“LTG”) decreased $12.0 million. The pricing relationship between corn and ethanol continues to make it difficult for ethanol companies to produce ethanol at a profit. The Group, as part of its Risk Management Policy with the ethanol LLCs, has found some opportunities to lock in reasonable margins for 2009 through forward contracting. Each of the ethanol LLCs is also installing production control equipment which is expected to increase operational efficiencies. This is expected to produce significant cost savings for these entities. The decrease in income from LTG was driven primarily from losses in its meats group and reduced performance in its proprietary trading and bio-fuels divisions.

Other income decreased $2.6 million over the same period last year and relates to both development fees earned in the first quarter of 2008 for the formation of one of the Company’s ethanol joint ventures as well as decreased interest income as interest rates have fallen.
Losses attributable to the 34% noncontrolling interest in The Andersons Ethanol Investment LLC (“TAEI”) were $1.3 million in the first six months of 2009 compared to gains of $0.3 million in the first six months of 2008. When possible, the Company enters into derivative contracts with external parties to economically hedge the impact of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit and offsets some of the losses incurred by TAME. There were fewer opportunities to enter such contracts in the first six months of 2009 than were available in the first six months of 2008.
Rail Group

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$50,532	$77,952
Cost of sales	39,986	57,701

Gross profit	10,546	20,251
Operating, administrative and general	6,801	7,407
Interest expense	2,431	2,062
Other income, net	187	518

Operating income	$1,501	$11,300

Operating results for the Rail Group decreased $9.8 million over the results from the same period last year. Leasing revenues decreased $4.0 million, car sales decreased $19.4 million and sales in the Group’s repair and fabrication shops decreased $4.0 million. The decrease in leasing revenues is attributable to a significant decrease in utilization as well as decreasing lease rates for renewals. Fewer cars were sold in the first six months of 2009 compared to the same period in 2008 and with fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased.
Gross profit for the Group decreased $9.7 million, or 48% over the same period last year. Gross profit in the leasing business decreased $6.1 million, or 45%, and can be attributed to the decreased utilization and increased storage expense compared to the same period last year. Gross profit on car sales decreased $2.1 million, or 65%, and is attributable to fewer cars sold. Gross profit in the repair and fabrication shops decreased $1.4 million, or 44%.
Operating expenses for the Group decreased $0.6 million over the same period last year and is related primarily to reduced bad debt expense. Interest expense increased $0.4 million for the first six months and can be attributed to an overall increase in the Company’s long-term debt and the associated interest allocated to the Group.
Plant Nutrient Group

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$309,400	$378,970
Cost of sales	272,772	306,896

Gross profit	36,628	72,074
Operating, administrative and general	23,502	15,399
Interest expense	1,997	2,093
Equity in earnings of affiliates	5	3
Other income, net	1,258	324

Operating income	$12,392	$54,909

Operating results for the Plant Nutrient Group decreased $42.5 million over the same period last year. Excluding sales from the newly acquired businesses in 2008, sales decreased $95.2 million, or 26%, due to a combination of a 16% decrease in volume coupled with a 12% decrease in the average price per ton sold. The decrease in volume is due to continued de-stocking of retailer inventory resulting from producers applying less to their crops. The decrease in the average price per ton sold is due to the significant decrease in market price for fertilizers which started in the last half of 2008. Gross profit for the Group decreased $35.4 million, or 49%, as a result of the decrease in volume mentioned previously. Included in the 2009 results are increased sales and gross profit of $26.3 million and $8.8 million, respectively, from the Group’s 2008 acquisitions.
Operating expenses for the Group increased $8.1 million over the same period last year. Of this amount, $7.1 million is related to the two new businesses. The remaining increase is spread among several expense categories.
Other income for the Group increased $0.9 million over the first six months of 2008 due to forfeited customer prepayments on high priced inventory compared to current market prices.
Turf & Specialty Group

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$84,455	$75,576
Cost of sales	68,422	61,384

Gross profit	16,033	14,192
Operating, administrative and general	9,623	9,677
Interest expense	812	822
Other income, net	541	189

Operating income	$6,139	$3,882

Operating results for the Turf & Specialty Group increased $2.3 million over results from the same period last year. Sales in the lawn fertilizer business increased $8.2 million, or 12%, due primarily to increased volume within the consumer and industrial lines of business. The Group continues to see positive results from its focus on proprietary products and expanded product lines. The current economic conditions had a negative impact on the professional line of business. Sales in the cob business increased 8% over the first six months of 2008 due to an increase in volume of 17% partially offset by a 7% decrease in the average price per ton sold. Gross profit for the Group increased $1.8 million, or 13%, over the same period due to the increased volumes mentioned previously.
Both operating expenses and interest expense for the Group remained relatively flat period over period.
Retail Group

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$83,037	$86,293
Cost of sales	58,160	60,806

Gross profit	24,877	25,487
Operating, administrative and general	24,462	25,406
Interest expense	499	406
Other income, net	247	308

Operating loss	$163	$(17)

Operating results for the Retail Group increased $0.2 million over results from the same period last year. Sales and merchandising revenues decreased $3.3 million, or 4%, over the first six months of 2008 and is a result of a 5% decrease in the average sale per customer. Customer counts were up 2% in the first six months of 2009 compared to the first six months of 2008. Gross profit decreased $0.6 million, or 2% due to the decrease in sales. Operating expenses for the Group decreased 4% due to the Group’s continued cost reduction efforts.
Other

	Six months ended
	June 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	2,138	8,094
Interest expense (income)	316	(728)
Other income (loss), net	581	(58)

Operating loss	$(1,873)	$(7,424)

Net corporate operating expenses not allocated to business segments decreased $6.1 million over the same period last year. The primary decreases were a $2.7 million decrease in charitable contributions and a $1.6 million decrease in performance incentives for corporate level employees. Both of these are driven by full year earnings expectations at that time which were higher at the end of the second quarter last year than the expectations are for the current year.
As a result of the above, income attributable to The Andersons, Inc. of $20.9 million for the first six months of 2009 was $32.6 million lower than income attributable to The Andersons, Inc. of $53.4 million recognized in the first six months of 2008. Income tax expense of $12.1 million was provided at 36.7%. The Company anticipates that its 2009 effective annual rate will be 36.4%. In the first six months of 2008, income tax expense of $31.4 million was provided at a rate of 37.0%. The Company’s actual 2008 effective tax rate was 33.4%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $131.3 million in the first six months of 2009, a change from a use of cash of $256.1 million in the first six months of 2008. Net working capital at June 30, 2009 was $337.4 million, a $6.7 million increase from December 31, 2008 and a $30.1 million increase from June 30, 2008. There were no short-term borrowings used to fund operations at June 30, 2009 and December 31, 2008. At June 30, 2008, there was $433.0 million outstanding, an increase of $187.0 million from December 31, 2007. This significant decrease in short-term borrowing needs is due to the decrease in commodity and fertilizer prices from the unprecedented highs experienced in 2008. The decrease in commodity prices and the corresponding return of margin dollars from the Chicago Board of Trade is the reason for the significant increase in cash at June 30, 2009 to $179.8 million.
The Company received net refunds of income tax overpayments of $23.8 million in the first six months of 2009. The Company expects to make payments totaling approximately $12.0 million for the remainder of 2009.

Investing Activities
Total capital spending for 2009 on property, plant and equipment and business acquisitions is expected to be approximately $51 million. Through the first six months of 2009, the Company has spent $7.3 million on property, plant and equipment within its base business.
On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $25.0 million. The Company will also be purchasing HBI’s remaining inventory after a physical inventory is completed. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
In addition to spending on conventional property, plant and equipment and business acquisitions, the Company expects to spend $75.0 million for the purchase of railcars and locomotives and capitalized modifications of railcars partially offset by proceeds from the sales and dispositions of railcars of $55.0 million. Through June 30, 2009, the Company invested $11.9 million in the purchase of additional railcars and related leases, partially offset by proceeds from sales of $4.9 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2009, to provide the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. The Company had nothing drawn on its short-term line of credit at June 30, 2009. Peak short-term borrowings for the Company to date are $92.7 million on February 6, 2009. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
A cash dividend of $0.0775 was paid in the first and second quarters of 2008. A cash dividend of $0.085 was paid in the third and fourth quarters of 2008 and the first quarter of 2009. A cash dividend of $0.0875 was paid in the second quarter of 2009 and on May 8, 2009, the Company declared a cash dividend of $0.0875 per common share payable on July 22, 2009 to shareholders of record on July 1, 2009. During the first three months of 2009, the Company issued approximately 149 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at June 30, 2009. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. Prior to the measurement date but subsequent to June 30, 2009, the Company received a modification to its debt agreement for TOP CAT Holding Company LLC, a wholly owned subsidiary of the Company. The modification reduced the utilization ratio requirement from 80% to 60%. This reduction in the required utilization ratio is expected to minimize the risk of a rapid amortization event in the future should utilization notes continue to decrease.
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
The volatility in the capital and credit markets has had a significant impact on the economy. While this volatile and challenging economic environment is a reality, the Company has continued to have good access to the credit markets. Over the past year, the Company has been able to successfully work with its lenders to expand and contract its borrowing capacity under the short-term line as needed to ensure that it has an adequate liquidity cushion. This is due, in part, to the fact that the Company reduced its reliance on short-term credit facilities by raising $211.2 million in long-term debt during 2008. In the unlikely event the Company was faced with a situation where it was not able to access the capital markets , the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At June 30, 2009 the Company’s balance in cash and cash equivalents was $179.8 million.
The Company had standby letters of credit outstanding of $13.9 million at June 30, 2009, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit, the Company had $561.1 million remaining available under its former short-term line of credit at June 30, 2009.
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
The following table describes the Company’s railcar and locomotive positions at June 30, 2009:

Method of Control	Financial Statement	Number

Owned-railcar assets available for sale	On balance sheet – current	80
Owned-railcar assets	On balance sheet – noncurrent	13,071
Railcars leased from financial intermediaries	Off balance sheet	8,123
Railcars — non-recourse arrangements	Off balance sheet	2,410

Total Railcars		23,684

Locomotive assets	On balance sheet – noncurrent	25
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	17
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		124

In addition, the Company manages 788 railcars for third-party customers or owners for which it receives a fee.

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

(in thousands)	June 30, 2009	December 31, 2008

Net long (short) position	$4,364	$(325)
Market risk	436	(33)
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

(in thousands)	June 30, 2009	December 31, 2008

Fair value of long-term debt and interest rate contracts	$341,741	$353,905
Fair value in excess of (less than) carrying value	(9,713)	(10,213)
Market risk	14,428	13,217

Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2009, and have determined that such controls and procedures were effective.
Our Certifying Officers are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board of Director’s Audit Committee, which is composed entirely of independent directors, meets regularly with members of management and our internal auditors to review accounting, auditing and financial matters.
There have been no changes during the quarter ended June 30, 2009 in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of The Andersons, Inc. was held on May 8, 2009 to elect nine directors, to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and to approve a change to the article of incorporation to increase the number of authorized shares. Results of the voting follow:

	For	Against	Withheld	Not Voted

Director
Michael J. Anderson	16,312,813	—	153,177	1,759,805
Gerard M. Anderson	14,489,452	—	1,976,537	1,759,805
Catherine M. Kilbane	16,403,077	—	62,913	1,759,805
Robert J. King, Jr.	16,408,973	—	57,016	1,759,805
Ross W. Manire	16,399,126	—	66,863	1,759,805
Donald L. Mennel	16,310,836	—	155,153	1,759,805
David L. Nichols	15,995,055	—	470,934	1,759,805
Charles A. Sullivan	15,945,529	—	520,460	1,759,805
Jacqueline F. Woods	16,405,333	—	60,656	1,759,805

Ratification of independent registered public accounting firm	16,276,406	140,974	48,609	1,759,805
Approval of change to the articles of incorporation	10,990,014	2,067,400	1,295,650	2,112,925

Item 6. Exhibits
     (a) Exhibits

No.	Description
31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)
31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)
31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 7, 2009	By /s/ Michael J. Anderson Michael J. Anderson
President and Chief Executive Officer

Date: August 7, 2009	By /s/ Richard R. George
Richard R. George Vice President, Controller and CIO
(Principal Accounting Officer)

Date: August 7, 2009	By /s/ Gary L. Smith
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