Form 10-Q
period 2009-09-30
ANDERSONS INC
filed 2009-11-06
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.3 million common shares outstanding, no par value, at October 31, 2009.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008

Current assets:
Cash and cash equivalents	$180,578	$81,682	$28,541
Restricted cash	3,612	3,927	3,630
Accounts and notes receivable, net	101,279	126,255	181,689
Margin deposits, net	18,948	13,094	58,077
Inventories:
Grain	77,107	223,107	124,228
Agricultural fertilizer and supplies	59,515	144,536	194,567
Lawn and garden fertilizer and corncob products	22,724	38,011	28,798
Retail merchandise	28,343	27,579	30,606
Other	3,129	3,687	4,069

	190,818	436,920	382,268
Commodity derivative assets — current	26,608	84,919	113,427
Deferred income taxes	11,159	15,338	8,122
Prepaid expenses and other current assets	40,253	93,827	66,524

Total current assets	573,255	855,962	842,278

Other assets:
Pension asset	—	—	8,209
Commodity derivative assets — noncurrent	2,065	3,662	19,010
Other assets and notes receivable, net	26,540	12,433	12,937
Investments in and advances to affiliates	143,170	141,055	148,654

	171,775	157,150	188,810
Railcar assets leased to others, net	181,830	174,132	175,947
Property, plant and equipment:
Land	15,175	14,524	13,397
Land improvements and leasehold improvements	42,579	39,040	37,617
Buildings and storage facilities	127,686	119,174	116,356
Machinery and equipment	161,382	151,401	149,202
Software	9,933	8,899	8,766
Construction in progress	5,020	6,597	8,094

	361,775	339,635	333,432
Less allowances for depreciation and amortization	(228,425)	(218,106)	(215,144)

	133,350	121,529	118,288

Total assets	$1,060,210	$1,308,773	$1,325,323

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008

Current liabilities:
Short-term borrowings	$—	$—	$43,600
Accounts payable for grain	49,166	216,307	72,788
Other accounts payable	80,704	97,770	141,405
Customer prepayments and deferred revenue	23,364	55,953	85,963
Commodity derivative liabilities — current	59,033	67,055	80,874
Accrued expenses and other current liabilities	34,949	60,437	42,550
Current maturities of long-term debt — non-recourse	7,329	13,147	13,494
Current maturities of long-term debt	19,438	14,594	14,230

Total current liabilities	273,983	525,263	494,904

Deferred income and other long-term liabilities	13,892	12,977	9,988
Commodity derivative liabilities — noncurrent	2,360	3,706	6,825
Employee benefit plan obligations	29,186	35,513	20,124
Long-term debt — non-recourse, less current maturities	20,611	40,055	43,964
Long-term debt, less current maturities	286,816	293,955	295,207
Deferred income taxes	46,185	32,197	34,895

Total liabilities	673,033	943,666	905,907

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued and outstanding)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	174,970	173,393	173,228
Treasury shares (924; 1,069 and 1,040 shares at 9/30/09, 12/31/08 and 9/30/08, respectively; at cost)	(15,549)	(16,737)	(16,459)
Accumulated other comprehensive loss	(27,126)	(30,046)	(10,037)
Retained earnings	244,036	226,707	261,652

Total shareholders’ equity of The Andersons, Inc.	376,427	353,413	408,480
Noncontrolling interest	10,750	11,694	10,936

Total shareholders’ equity	387,177	365,107	419,416

Total liabilities, and shareholders’ equity	$1,060,210	$1,308,773	$1,325,323

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales and merchandising revenues	$601,000	$905,712	$2,109,346	$2,719,413
Cost of sales and merchandising revenues	549,990	832,687	1,923,628	2,473,810

Gross profit	51,010	73,025	185,718	245,603

Operating, administrative and general expenses	51,303	48,572	144,556	139,836
Interest expense	5,123	7,497	15,974	25,140
Other income (loss):
Equity in earnings (loss) of affiliates	5,275	(619)	2,385	15,801
Other income, net	2,443	1,279	6,406	6,318

Income before income taxes	2,302	17,616	33,979	102,746
Income tax expense	685	6,617	12,803	38,045

Net income	1,617	10,999	21,176	64,701
Net (income) loss attributable to the noncontrolling interest	(367)	1,841	944	1,588

Net income attributable to The Andersons, Inc.	$1,250	$12,840	$22,120	$66,289

Earnings per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.07	$0.71	$1.21	$3.66

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.07	$0.70	$1.20	$3.59

Dividends paid	$0.0875	$0.085	$0.260	$0.240

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30,
	2009	2008

Operating Activities
Net income	$21,176	$64,701
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	25,414	21,830
Bad debt expense	5,483	2,902
Equity in earnings/loss of unconsolidated affiliates, net of distributions received	(2,016)	5,957
Gain from pension curtailment	(4,132)	—
Realized gains on sales of railcars and related leases	(1,587)	(4,008)
Excess tax benefit from share-based payment arrangement	(559)	(2,314)
Deferred income taxes	16,466	2,438
Stock based compensation expense	2,136	3,822
Lower of cost or market inventory and contract adjustment	2,944	13,095
Other	(155)	(25)
Changes in operating assets and liabilities:
Accounts and notes receivable	19,570	(71,970)
Inventories	248,638	121,274
Commodity derivatives and margin deposits	44,686	30,917
Prepaid expenses and other assets	51,464	(24,239)
Accounts payable for grain	(167,141)	(70,870)
Other accounts payable and accrued expenses	(71,214)	68,806

Net cash provided by operating activities	191,173	162,316

Investing Activities
Acquisition of business, net of cash acquired	(30,480)	(18,870)
Purchases of railcars	(20,587)	(82,205)
Proceeds from sale of railcars and related leases	6,034	54,141
Purchases of property, plant and equipment	(12,249)	(13,097)
Proceeds from sale of property, plant and equipment	437	114
Proceeds received from minority interest	—	306
Change in restricted cash	315	96
Investments in affiliates	(100)	(35,700)

Net cash used in investing activities	(56,630)	(95,215)

Financing Activities
Net increase in short-term borrowings	—	(201,900)
Proceeds received from issuance of long-term debt	7,097	219,677
Payments on long-term debt	(9,429)	(63,256)
Payments of non-recourse long-term debt	(25,262)	(12,541)
Proceeds from sale of treasury shares to employees and directors	858	1,332
Purchase of treasury stock	(229)	—
Payments of debt issuance costs	(4,494)	(2,144)
Dividends paid	(4,747)	(4,342)
Excess tax benefit from share-based payment arrangement	559	2,314

Net cash used in financing activities	(35,647)	(60,860)

Increase in cash and cash equivalents	98,896	6,241
Cash and cash equivalents at beginning of period	81,682	22,300

Cash and cash equivalents at end of period	$180,578	$28,541

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands)

	The Andersons, Inc. Shareholders’
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2007	$96	$168,286	$(16,670)	$(7,197)	$199,849	$12,219	$356,583

Net income (loss)					66,289	(1,588)	64,701
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $1,676)				(2,854)			(2,854)
Cash flow hedge activity (net of income tax of $8)				14			14

Comprehensive income							61,861
Proceeds received from minority investor						305	305
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $2,689 (155 shares)		4,942	211				5,153
Dividends declared ($0.2475 per common share)					(4,486)		(4,486)

Balance at September 30, 2008	96	173,228	(16,459)	(10,037)	261,652	10,936	419,416

Balance at December 31, 2008	96	173,393	(16,737)	(30,046)	226,707	11,694	365,107

Net income (loss)					22,120	(944)	21,176
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $1,630)				2,799			2,799
Cash flow hedge activity (net of income tax of $71)				121			121

Comprehensive income							24,096
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $456 (166 shares)		1,577	1,417				2,994
Dividends declared ($0.2625 per common share)					(4,791)		(4,791)

Balance at September 30, 2009	$96	$174,970	$(15,549)	$(27,126)	$244,036	$10,750	$387,177

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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. The Company has evaluated subsequent events through the date of issuance, which is November 6, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.
The condensed consolidated balance sheet data at December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of September 30, 2008 has been included as the Company operates in several seasonal industries.
Accounting Standards Codification 810-10-45 (“ASC 810-10-45”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-45 requires the noncontrolling interest in a subsidiary to be presented within equity, separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and the noncontrolling interest must be clearly identified and presented on the face of the income statement with the caption “net income” being defined as net income attributable to the consolidated group. ASC 810-10-45 became effective for the Company beginning with the first quarter of 2009. Prior periods have been revised to reflect the current presentation.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
The third quarter results include a $0.8 million reduction in pretax income ($0.5 million after tax) related to bad debt reserves and related adjustments that the Company concluded should have been recorded in the second quarter of 2009. Since this amount is an estimate and was not material to the second quarter results, the Company has elected to record this adjustment in the third quarter. Certain balance sheet items have been reclassified from their prior presentation to more appropriately reflect the nature of such items. These reclassifications are not considered material and had no effect on the income statement, statement of shareholders’ equity, current assets, current liabilities, or operating cash flows as previously reported.
New Accounting Pronouncements
In April 2009, the FASB issued ASC 820 “Determining Whether a Market is Not Active and a Transaction is Not Distressed”. This FSP provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value where there has been a significant decrease in market activity for a financial asset. This ASC became effective during the second quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This ASC became effective during the second quarter ended June 30, 2009 and the Company has provided the required fair value disclosures in our notes to the financial statements.
In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 requires entities to evaluate subsequent events through the date that the financial statements are issued or are available to be issued. A Company must disclose within their Quarterly Reports on Form 10Q and Annual Report on Form 10K the date through which subsequent events have been evaluated. This ASC became effective during the second quarter ended June 30, 2009 and the Company has provided the required disclosures.
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
In June 2009, the FASB issued ASC 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162”. The FASB Codification has become the source of authoritative U.S. generally accepted accounting principles. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification does not change the current accounting rules, only how they are referenced. This standard became effective for the Company beginning with the third quarter of 2009.
Note B: Master Netting Arrangements
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2008 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At September 30, 2009, December 31, 2008 and September 30, 2008, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	September 30, 2009		December 31, 2008		September 30, 2008
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral paid	$10,795	$—	$26,023	$—	$67,528	$—
Collateral received	(13,658)	—	—	(5,858)	(101,577)	(1,197)
Fair value of derivatives	21,811	—	(12,929)	4,080	92,126	1,017

Balance at end of period	$18,948	$—	$13,094	$(1,778)	$58,077	$(180)

Note C: Derivatives
The Company’s operating results are affected by changes to commodity prices. The grain division has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts for corn, soybeans, wheat and oats and over-the-counter contracts for ethanol. The forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. Contracts for the purchase and sale of ethanol currently do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company records forward commodity contracts on the balance sheet as assets or liabilities, as appropriate, and accounts for them at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the regulated commodity futures and options contracts as well as the over-the-counter contracts is recorded on a net basis (offset against cash collateral posted or received) within Margin deposits on the balance sheet. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
The following table presents the fair value of the Company’s commodity derivatives as of September 30, 2009, and the balance sheet line item in which they are located:

(in thousands)	September 30, 2009
Forward commodity contracts included in Commodity derivative assets — current	$26,608
Forward commodity contracts included in Commodity derivative assets — noncurrent	2,065
Forward commodity contracts included in Commodity derivative liabilities — current	(59,033)
Forward commodity contracts included in Commodity derivative liabilities — noncurrent	(2,360)
Regulated futures and options contracts included in Margin deposits (a)	16,220
Over-the-counter contracts included in Margin deposits (a)	5,591

Total estimated fair value of commodity derivatives	$(10,909)

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets in accordance with ASC 815-10-45-5. See Note B for additional information.

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three and nine months ended September 30, 2009 are as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2009	September 30, 2009

Gains on commodity derivatives included in sales and merchandising revenues	$36,177	$55,601
At September 30, 2009, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)

Corn	197,277	—
Soybeans	38,433	—
Wheat	2,382	—
Oats	6,265	—
Ethanol	—	205,573

Total	244,357	205,573

Interest Rate Derivatives
The Company periodically enters into interest rate contracts, including interest rate swaps and caps, to manage interest rate risk on borrowing or financing activities. One of the Company’s long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the three and nine months ended September 30, 2009, the Company reclassified less than $0.1 million of accumulated other comprehensive loss into earnings. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.
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

The following table presents the open interest rate contracts at September 30, 2009.

			Initial
Interest Rate			Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Short-term
Cap	2008	2010	$20.0	Interest rate component of debt — not accounted for as a hedge	4.25%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of debt — accounted for as cash flow hedge	5.95%
Cap	2008	2010	$10.0	Interest rate component of debt — not accounted for as a hedge	4.67%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
Cap	2009	2012	$10.0	Interest rate component of debt — not accounted for as a hedge	3.42%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
At September 30, 2009, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

September 30,
(in thousands)	2009
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$60
Interest rate contracts included in deferred income and other long term liabilities	(378)

Total fair value of interest rate derivatives not designated as hedging instruments	$(318)

Derivatives designated as hedging instruments
Interest rate contract included in deferred income and other long term liabilities	$(1,797)

Total fair value of interest rate derivatives designated as hedging instruments	$(1,797)

The gains (losses) included in the Company’s Consolidated Statement of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2009	September 30, 2009

Interest expense	$(54)	$106

The gains (losses) included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2009	September 30, 2009

Accumulated other comprehensive loss	$(138)	$636
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
At September 30, 2009, the Company had recorded the following amount for the fair value of the Company’s foreign currency derivatives:

(in thousands)	September 30, 2009
Foreign currency contract included in other assets	$118
The losses included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for foreign currency derivatives designated as hedging instruments are as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2009	September 30, 2009

Accumulated other comprehensive loss	$(192)	$(463)
Note D: Earnings Per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The two-class method became effective for the Company for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of the two class method reduced the reported amounts of basic and diluted earnings per share for the nine months ended September 30, 2008 by $.01 each per share. The adoption of the two class method did not reduce the reported amounts of basic and diluted earnings per share for the quarter ended September 30, 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Net income attributable to The Andersons, Inc.	$1,250	$12,840	$22,120	$66,289
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	4	37	72	178

Earnings available to common shareholders	$1,246	$12,803	$22,048	$66,111

Earnings per share — basic:
Weighted average shares outstanding — basic	18,210	18,085	18,180	18,059

Earnings per common share — basic	$0.07	$0.71	$1.21	$3.66

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,210	18,085	18,180	18,059
Effect of dilutive options	198	295	155	350

Weighted average shares outstanding — diluted	18,408	18,380	18,335	18,409

Earnings per common share — diluted	$0.07	$0.70	$1.20	$3.59

There were no antidilutive stock-based awards outstanding for the third quarter or nine months ended September 30, 2009. There were approximately 16,000 and 4,000 antidilutive stock-based awards outstanding for the third quarter and nine months ended September 30, 2008, respectively.
Note E: Employee Benefit Plans
Included as charges against income for the three and nine months ended September 30, 2009 and 2008 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
	September 30		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$715	$666	$2,171	$1,999
Interest cost	1,000	903	3,029	2,710
Expected return on plan assets	(1,089)	(1,259)	(3,115)	(3,777)
Amortization of prior service cost	(98)	(154)	(392)	(464)
Recognized net actuarial loss	877	237	2,789	709
Curtailment gain	(4,132)	—	(4,132)	—

Benefit (income) cost	$(2,727)	$393	$350	$1,177

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$103	$94	$309	$281
Interest cost	289	281	866	843
Amortization of prior service cost	(128)	(128)	(383)	(383)
Recognized net actuarial loss	156	153	468	458

Benefit cost	$420	$400	$1,260	$1,199

During the third quarter of 2009, the Company announced that it would be freezing its defined benefit plan as of July 1, 2010 for all of its non-retail line of business employees. Pension benefits for the retail line of business employees were frozen at December 31, 2006. As a result of this curtailment, the Company recorded a gain of $4.1 million to recognize the remaining prior service gain, net of a $0.2 million curtailment loss, that was recorded in accumulated other comprehensive loss. This gain was recorded as a reduction to pension expense in the Company’s Condensed Consolidated Statements of Income. As part of this curtailment, the funded status of the Company’s defined benefit plan was remeasured. As a result, the Company recognized a decrease to its employee benefit plan obligation and accumulated other comprehensive loss of $7.2 million.
The Company made contributions to its defined benefit pension plan of $3.0 million and $2.5 million in the first nine months of 2009 and 2008, respectively. The Company currently expects to make a total contribution of approximately $6.0 million in fiscal 2009, which exceeds the required minimum contribution. The Company contributed $10.0 million in fiscal 2008.
The postretirement benefit plan is not funded. Company contributions during the period represent actual claim payments and insurance premiums for covered retirees. In both the third quarters of 2009 and 2008, the Company made payments of $0.2 million. For the nine months ended September 30, 2009 and 2008, the Company made payments of $0.5 million and $0.6 million, respectively.
Note F: Segment Information

	Results of Operations — Segment Disclosures
		(in thousands)
	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Third quarter ended September 30, 2009
Revenues from external customers	$450,762	$21,156	$70,446	$21,451	$37,185	$—	$601,000
Inter-segment sales	3	97	2,138	174	—	—	2,412
Equity in earnings of affiliates	5,271	—	1	—	—	3	5,275
Other income, net	751	66	337	287	111	891	2,443
Interest expense	2,207	1,130	998	298	253	237	5,123

Operating income (loss) (a)	8,878	(1,064)	(2,769)	(314)	(2,285)	(511)	1,935
Income attributable to noncontrolling interest	(367)	—	—	—	—	—	(367)

Income before income taxes	9,245	(1,064)	(2,769)	(314)	(2,285)	(511)	2,302

	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Third quarter ended September 30, 2008
Revenues from external customers	$651,045	$28,394	$162,018	$23,164	$41,091	$—	$905,712
Inter-segment sales	3	107	5,743	210	—	—	6,063
Equity in earnings (loss) of affiliates	(620)	—	1	—	—	—	(619)
Other income, net	1,012	84	404	76	125	(422)	1,279
Interest expense	4,232	1,041	1,801	341	261	(179)	7,497

Operating income (loss) (a)	9,443	5,164	7,223	(497)	(155)	(1,721)	19,457
Loss attributable to noncontrolling interest	1,841	—	—	—	—	—	1,841

Income before income taxes	7,602	5,164	7,223	(497)	(155)	(1,721)	17,616

	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Nine months ended September 30, 2009
Revenues from external customers	$1,431,684	$71,688	$379,846	$105,906	$120,222	$—	$2,109,346
Inter-segment sales	8	302	9,095	1,366	—	—	10,771
Equity in earnings of affiliates	2,376	—	6	—	—	3	2,385
Other income, net	1,900	253	1,595	828	358	1,472	6,406
Interest expense	7,003	3,561	2,995	1,110	752	553	15,974

Operating income (loss) (a)	23,544	437	9,623	5,825	(2,122)	(2,384)	34,923
Loss attributable to noncontrolling interest	944	—	—	—	—	—	944

Income before income taxes	22,600	437	9,623	5,825	(2,122)	(2,384)	33,979

	Grain &		Plant	Turf &
	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Nine months ended September 30, 2008
Revenues from external customers	$1,845,955	$106,346	$540,988	$98,740	$127,384	$—	$2,719,413
Inter-segment sales	13	340	13,172	960	—	—	14,485
Equity in earnings of affiliates	15,797	—	4	—	—	—	15,801
Other income, net	4,770	602	728	265	433	(480)	6,318
Interest expense	17,220	3,103	3,894	1,163	668	(908)	25,140

Operating income (loss) (a)	31,670	16,464	62,132	3,385	(172)	(9,145)	104,334
Loss attributable to noncontrolling interest	1,588	—	—	—	—	—	1,588

Income before income taxes	30,082	16,464	62,132	3,385	(172)	(9,145)	102,746

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net (income) loss attributable to the noncontrolling interest.
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
For the quarters ended September 30, 2009 and 2008, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $96.7 million and $125.9 million, respectively. For the nine months ended September 30, 2009 and 2008, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $285.0 million and $349.2 million, respectively. For the quarters ended September 30, 2009 and 2008, revenues recognized for the sale of corn to the ethanol LLCs were $79.3 million and $105.9 million, respectively. For the nine months ended September 30, 2009 and 2008, revenues recognized for the sale of corn to the ethanol LLCs were $285.7 million and $294.7 million, respectively.

The following table summarizes income (losses) from the Company’s equity method investments by entity.

	% ownership at	Three months ended		Nine months ended
	September 30, 2009	September 30,		September 30,
(in thousands)	(direct and indirect)	2009	2008	2009	2008

The Andersons Albion Ethanol LLC	49%	$2,214	$(170)	$3,006	$3,601
The Andersons Clymers Ethanol LLC	37%	348	2,236	439	8,203
The Andersons Marathon Ethanol LLC	50%	999	(5,289)	(2,542)	(10,404)
Lansing Trade Group LLC	49%	1,710	2,603	1,438	14,281
Other	7%-33%	4	1	44	120

Total		$5,275	$(619)	$2,385	$15,801

The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds the 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). In addition to the investment in TAME, TAEI enters into derivative contracts with external parties to economically hedge the impact of a portion of TAME’s input and output commodity prices. The impact of this derivative activity is included in gross profit in the Company’s income statement. For the quarters ended September 30, 2009 and 2008, the impact to gross profit from this derivative activity was a gain of $0.2 million and a loss of $0.1 million, respectively. For the nine months ended September 30, 2009 and 2008, the impact to gross profit was a gain of $0.3 million and a gain of $5.8 million, respectively. The noncontrolling interest in TAEI is attributed 34% of all gains and losses.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008

The Andersons Albion Ethanol LLC	$28,158	$25,299	$26,393
The Andersons Clymers Ethanol LLC	31,179	30,805	32,450
The Andersons Marathon Ethanol LLC	27,236	29,777	29,134
Lansing Trade Group LLC	55,304	54,025	59,530
Other	1,293	1,149	1,147

Total	$143,170	$141,055	$148,654

In the first quarter of 2009, the Company’s majority-owned subsidiary, TAEI, along with the other 50% partner in TAME, signed a limited guarantee under which each party is guaranteeing 50% of all scheduled installment payments on TAME’s term loan during 2009 (not to exceed $11.0 million in total) as well as the interest accrued through 2009 associated with the loan if TAME were to default on a scheduled loan payment. TAEI, along with the other 50% partner, guaranteed the debt obligation in order for TAME to renegotiate certain of its debt covenants. As of the end of October 2009, TAME had made all of its scheduled quarterly installments for the term of the guarantee. In addition, the Company has signed a guarantee with TAME’s natural gas supplier to guarantee the payment of $4.5 million in natural gas purchases through December 31, 2009. TAME’s other 50% owner has signed a similar guarantee. The Company does not anticipate having to make any payments on this guarantee. The fair value of this guarantee obligation is considered immaterial.

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Sales and revenues	$99,972	$125,165	$335,833	$398,024
Purchases of product	97,580	112,800	281,329	319,436
Lease income	1,347	1,459	4,095	4,357
Labor and benefits reimbursement (a)	2,532	2,384	7,540	7,339
Accounts receivable at September 30,	5,501	8,290
Accounts payable at September 30,	11,663	19,156

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note H: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, December 31, 2008 and September 30, 2008.

(in thousands)	September 30, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$180,578	$—	$—	$180,578
Commodity derivatives, net	—	(34,230)	1,510	(32,720)
Net margin deposit assets	18,948	—	—	18,948
Net margin deposit liabilities	—	—	—	—
Other assets and liabilities (a)	9,667	—	(1,996)	7,671

Total	$209,193	$(34,230)	$(486)	$174,477

(in thousands)	December 31, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$81,682	$—	$—	$81,682
Commodity derivatives, net	—	12,706	5,114	17,820
Net margin deposit assets	13,094	—	—	13,094
Net margin deposit liabilities	—	(1,778)	—	(1,778)
Other assets and liabilities (a)	13,303	—	(2,367)	10,936

Total	$108,079	$10,928	$2,747	$121,754

(in thousands)	September 30, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$28,541	$—	$—	$28,541
Commodity derivatives, net	—	43,820	918	44,738
Net margin deposit assets	58,077	—	—	58,077
Net margin deposit liabilities	—	—	—	—
Other assets and liabilities (a)	8,846	—	(1,112)	7,734

Total	$95,464	$43,820	$(194)	$139,090

(a)	Included in other assets and liabilities is restricted cash, interest rate derivatives, assets held in a VEBA for healthcare benefits and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2009		2008
	Interest	Commodity	Interest	Commodity
	rate	derivatives,	rate	derivatives,
(in thousands)	derivatives	net	derivatives	net

Asset (liability) at December 31,	$(2,367)	$5,114	$(1,167)	$5,561
Realized gains (losses) included in earnings	(31)	(667)	(152)	3,346
Unrealized gains (losses) included in other comprehensive income	230	—	(545)	—
New contracts	92	—	—	—
Transfers from level 2	—	—	—	161
Contracts cancelled, transferred to accounts receivable	—	—	—	(1,837)

Asset (liability) at March 31,	$(2,076)	$4,447	$(1,864)	$7,231
Realized gains (losses) included in earnings	191	(1,806)	126	3,705
Unrealized gains (losses) included in other comprehensive income	272	—	565	—
Transfers from level 2	—	391	—	—
New contracts	—	—	162	—

Asset (liability) at June 30,	$(1,613)	$3,032	$(1,011)	$10,936
Realized gains (losses) included in earnings	(54)	(675)	(14)	(10,018)
Unrealized gains (losses) included in other comprehensive income	(329)	—	(87)	—
Transfers to and from level 2		(209)	—	—
Contracts cancelled, transferred to accounts receivable		(638)	—	—

Asset (liability) at September 30,	$(1,996)	$1,510	$(1,112)	$918
The Company’s 2008 Form 10-K discloses additional information related to the approach the Company uses to estimate the fair value of the above instruments. This approach has not changed during the first nine months of 2009.
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

(in thousands)	September 30, 2009	December 31, 2008

Fair value of long-term debt and interest rate contracts	$329,052	$353,905
Fair value in excess of (less than) carrying value	(7,137)	(10,213)
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
In 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. This long-term debt has associated debt covenants and as of March 31, 2009, the Company had violated the utilization covenant and debt service coverage ratio covenant associated with this debt. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company has received a waiver of this violation for the quarter ended March 31, 2009. In April 2009, the Company paid an additional $4.0 million to the bank towards its debt obligation. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. In addition, the Company received a modification to its debt agreement for The Andersons Rail Operating I (“TARO I”), a wholly subsidiary of the Company. The modification reduced the debt service coverage ratio from 1.5 to 1.15. With the modification, the Company does not expect to violate this covenant in the future. The balance outstanding on the TARO I non-recourse long-term debt at September 30, 2009 was $22.6 million.
The Company received a modification to its debt agreement for TOP CAT Holding Company LLC, a wholly owned subsidiary of the Company. The modification reduced the utilization ratio requirement from 80% to 60%. This reduction in the required utilization ratio, and an additional principal payment of $8.1 million made in the third quarter to exclude certain idle cars from the utilization ratio calculation, is expected to minimize the risk of a rapid amortization event in the future should utilization rates continue to decrease.
Note K: Business Acquisition
On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
The summarized purchase price allocation for this acquisition is as follows:

Inventory	$5,480
Intangible assets	7,650
Goodwill	4,920
Property, plant and equipment	12,466
Capital lease obligation	(36)

Total purchase price	$30,480

The intangible assets include a customers list, a supply agreement and a non-compete agreement, all of which are being amortized over 10 years.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2008 Form 10-K, have not materially changed during the first nine months of 2009.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. During the third quarter of 2009, the Group increased its grain storage capacity by approximately 4 million bushels through warehousing agreements in Mason and Woodbury, Michigan. The Group now has over 100 million bushels of storage capacity. The Group is also adding two bins in 2009 at two of its existing facilities which will add another 1.5 million bushels of storage capacity. The Group is a significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally.
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
Grain inventories on hand at September 30, 2009 were 41.6 million bushels, of which 19.5 million bushels were stored for others. This compares to 39.5 million bushels on hand at September 30, 2008, of which 17.4 million bushels were stored for others.
According to the November 2, 2009 Crop Progress Report published by the U. S. Department of Agriculture, the corn and soybean harvest is significantly behind last year in the Company’s primary region (Indiana, Illinois, Michigan and Ohio) due to wet weather conditions in the early fall. Although delayed, the U.S. Department of Agriculture expects growers to harvest 76.6 million acres of soybeans this year, the largest on record, and 79.3 million acres of corn. An average of 63% of planted corn was rated as good to excellent in the Company’s primary region which is a slight improvement over conditions at the same time last year. Next year’s winter wheat crop is 65% planted with Illinois being the furthest behind at 35%.
The ethanol industry has seen some improvements in the third quarter of 2009 as corn and natural gas prices continue to drop while ethanol prices have improved. The Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs closely, including any impact on the recoverability of the Company’s investments.
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

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2009 were 23,975 compared to 24,007 at September 30, 2008. The current economic downturn has caused a significant decrease in demand and the Company has had to store many of its cars. The Group’s average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has decreased significantly from 93.3% for the quarter ended September 30, 2008 to 74.4% for the quarter ended September 30, 2009. Rail traffic on major U.S. railroads has fallen 19% over the last nine months. While the decrease in rail traffic has continued, it does show a slight increase from the year-to-date period ended June 30, 2009. The economy has also impacted the Group’s repair and fabrication shops which have seen a significant decrease in activity. The Company expects recovery in the rail industry will be a slow moving process.
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
The Group has experienced a significant decrease in volume this year as retailers continue to maintain low levels of inventory. The Group is also continuing to monitor nutrient prices which have been extremely volatile leading to lower-of-cost-or-market inventory and contract write-downs. The Company believes that fertilizer prices have stabilized and the lower-of-cost-or-market issues are behind it. Due to the seasonal nature of the plant nutrient business, the Group typically has a loss in the third quarter, however, in 2008 operating results benefited from unprecedented earnings as a result of quickly escalating fertilizer prices before the significant drop that occurred in the fourth quarter of 2008.
On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
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
The Group continues to see positive results from its focus on proprietary products and expanded product lines, however, many customers have delayed buying product until right when it is needed which has impacted volume for the Group.
Retail Group
The Retail Group includes six large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers. In the third quarter of 2009, the Group announced that it would be closing its Lima, Ohio retail store before the end of this year.

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
Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Sales and merchandising revenues	$601,000	$905,712	$2,109,346	$2,719,413
Cost of sales	549,990	832,687	1,923,628	2,473,810

Gross profit	51,010	73,025	185,718	245,603
Operating, administrative and general	51,303	48,572	144,556	139,836
Interest expense	5,123	7,497	15,974	25,140
Equity in earnings (loss) of affiliates	5,275	(619)	2,385	15,801
Other income, net	2,443	1,279	6,406	6,318

Income before income taxes	$2,302	$17,616	$33,979	$102,746

The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note F: Segment Information.
Comparison of the three months ended September 30, 2009 with the three months ended September 30, 2008:
Grain & Ethanol Group

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$450,762	$651,045
Cost of sales	426,274	626,024

Gross profit	24,488	25,021
Operating, administrative and general	19,058	13,579
Interest expense	2,207	4,232
Equity in earnings (loss) of affiliates	5,271	(620)
Other income, net	751	1,012

Operating income before noncontrolling interest	9,245	7,602
(Income) loss attributable to noncontrolling interest	(367)	1,841

Operating income	$8,878	$9,443

Operating results for the Grain & Ethanol Group decreased $0.6 million over the results from the same period last year. Sales of grain for the Group decreased $165.8 million, or 33%, and is the result of a 32% decrease in the average price per bushel of grain sold, and a 2% decrease in the volume of grain sold. Sales of ethanol decreased $29.2 million, or 23%, and is due to a 27% decrease in the average price per gallon sold partially offset by a 5% increase in volume. Merchandising revenues for the Group decreased $5.3 million over the third quarter of 2008 and is related primarily to a decrease in basis income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first half of 2008, futures prices for corn and wheat rose at a substantially higher rate than local spot prices. This caused the Group to incur basis losses on its forward purchase and sale contracts as well as its inventory. In the second half of 2008, futures prices went the opposite direction in relation to local spot prices and the Company realized gains on its forward purchase and sale contracts as well as its inventory. The basis changes in the third quarter of 2009 did not increase as dramatically as they did in the third quarter of 2008. In addition weather conditions during the third quarter of 2009 have caused soybean harvest to be delayed into October moving some of the soybean basis appreciation into the fourth quarter of 2009. Revenues from services provided to the ethanol industry were unchanged as compared to the same period last year. Gross profit for the Group remained relatively flat compared to the third quarter of 2008.
Operating expenses for the Group increased $5.5 million, or 40%, over the same period in 2008. The increase is due primarily to increased bad debt reserves taken against customer receivables as the current economic climate has negatively impacted the financial condition of certain of the Company’s grain customers. In addition, incremental expenses related to the Group’s two 2008 acquisitions were $0.7 million. Partially offsetting these increases is $0.4 million in reduced pension expense as a result of the announced curtailment to the Company’s defined benefit plan.
Interest expense for the Group decreased $2.0 million, or 48%, from the same period in 2008. The significant increase in commodity prices in 2008 required the Company to increase short-term borrowings to cover margin calls, which was the main driver for the higher 2008 interest costs for the Group last year.
Equity in earnings of affiliates increased $5.9 million over the same period in 2008. Income from the Group’s three ethanol LLCs increased $6.8 million and is primarily a result of the significant turn around in the operating results of the Group’s investment in The Andersons Marathon Ethanol LLC (“TAME”) as decreasing corn and natural gas prices have improved margins for that entity. In addition, the Company’s share of income from The Andersons Albion Ethanol LLC’s business interruption claim from a fire at its facility was $1.3 million. Income from the Group’s investment in Lansing Trade Group LLC (“LTG”) decreased $0.9 million.
Income attributable to the 34% noncontrolling interest in The Andersons Ethanol Investment LLC (“TAEI”) was $0.4 million in the third quarter of 2009 compared to $1.8 million of losses in the third quarter of 2008. TAEI holds the Company’s 50% investment in TAME and with their improved operating results, the amount attributable to the noncontrolling interest improved as well.
Rail Group

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$21,156	$28,394
Cost of sales	17,990	19,385

Gross profit	3,166	9,009
Operating, administrative and general	3,166	2,888
Interest expense	1,130	1,041
Other income, net	66	84

Operating income	$(1,064)	$5,164

Operating results for the Rail Group decreased $6.2 million over the results from the same period last year. Leasing revenues decreased $4.6 million, car sales decreased $0.6 million and sales in the Group’s repair and fabrication shops decreased $2.0 million. The decrease in leasing revenues is attributable primarily to a significant decrease in utilization. Fewer cars were sold in the third quarter of 2009 compared to the same period in 2008 and with fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased.
Gross profit for the Group decreased $5.8 million, or 65% over the same period last year. Gross profit in the leasing business decreased $4.7 million, or 71%, and can be attributed to the decreased utilization and increased storage fees compared to the same period last year. Gross profit on car sales decreased $0.3 million, or 39%, and is attributable to fewer cars sold. Gross profit in the repair and fabrication shops decreased $0.9 million, or 52%, and is due almost entirely to the decrease in sales.
Operating expenses for the Group increased $0.3 million for the quarter in spite of a $0.3 million reduction in pension expense related to the freezing of the Company’s defined benefit plan.
Plant Nutrient Group

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$70,446	$162,018
Cost of sales	62,240	140,287

Gross profit	8,206	21,731
Operating, administrative and general	10,315	13,112
Interest expense	998	1,801
Equity in earnings of affiliates	1	1
Other income, net	337	404

Operating income	$(2,769)	$7,223

Operating results for the Plant Nutrient Group decreased $10.0 million over the same period last year. Sales and merchandising revenues decreased $91.6 million, or 57%, due to a combination of a 12% decrease in volume and a 51% decrease in the average price per ton sold. The decrease in volume is due to retailers continuing to maintain lower inventory holdings. The decrease in the average price per ton sold is due to the unprecedented market price for fertilizers experienced during the first nine months 2008. Gross profit for the Group decreased $13.5 million, or 62%, as a result of the significant decrease in margin per ton sold as well as the volume reduction mentioned previously.
Operating expense for the Group decreased $2.8 million over the same period in 2008. Maintenance expenses decreased $1.1 million due to decreased activity, resulting in less need for maintenance repairs. Performance incentives decreased $0.8 million as a result of the decreased operating performance. As a result of defined benefit plan curtailment, the Group recognized a decrease to their pension expense of $0.5 million. Interest expense for the Group decreased $0.8 million, or 45%, and is the result of lower fertilizer costs which reduced the amount of short-term borrowings needed to fund working capital.
Turf & Specialty Group

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$21,451	$23,164
Cost of sales	16,983	17,988

Gross profit	4,468	5,176
Operating, administrative and general	4,771	5,408
Interest expense	298	341
Other income, net	287	76

Operating income	$(314)	$(497)

Operating results for the Turf & Specialty Group increased $0.2 million over results from the same period last year. Sales and merchandising revenues in the lawn fertilizer business decreased $1.4 million, or 7%, due primarily to sales in the professional line of business. Sales in this line of business decreased $2.5 million, or 16%, as a result of a 19% decrease in the average price per ton sold, partially offset by a 4% increase in volume. Sales within the consumer and industrial lines of business increased $1.2 million, or 38%, as a result of a 44% increase in volume, partially offset by a 4% decrease in the average price per ton sold. Sales in the cob business decreased $0.3 million, or 8%, over the third quarter of 2008 due to a combination of a 7% decrease in volume and a 2% decrease in the average price per ton sold. Gross profit for the Group decreased $0.7 million, or 14%, over the same period. The majority of this decrease was experienced in the professional line of business as its gross profit per ton has decreased 34%.
Operating expenses for the Group decreased $0.6 million, or 12%, over the same period last year. This includes $1.0 million of decreased pension expense due to the freezing of the Company’s defined benefit plan. The remaining increase is due to changes among several expense categories.
Retail Group

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$37,185	$41,091
Cost of sales	26,503	29,003

Gross profit	10,682	12,088
Operating, administrative and general	12,825	12,107
Interest expense	253	261
Other income, net	111	125

Operating loss	$(2,285)	$(155)

Operating results for the Retail Group decreased $2.1 million over results from the same period last year. Sales and merchandising revenues decreased $3.9 million, or 10%, over the third quarter of 2008 as a result of a 5% decrease in the average sale per customer as well as a 5% decrease in customer counts. Gross profit decreased $1.4 million, or 12% due primarily to the decrease in sales. Operating expenses for the Group increased 6% and is directly attributable to $0.8 million of severance costs which have been accrued in relation to the fourth quarter closing of the Group’s Lima, Ohio retail store.
Other

	Three months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,168	1,478
Interest expense (income)	237	(179)
Equity in earnings of affiliates	3	—
Other income (loss), net	891	(422)

Operating loss	$(511)	$(1,721)

Net corporate operating expenses not allocated to business segments decreased $0.3 million over the third quarter of 2008 and is primarily the result of decreased pension expense partially offset by an increase in charitable contributions.
Other income increased $1.3 million as a result of income earned on the Company’s deferred compensation assets.
As a result of the above, income attributable to The Andersons, Inc. of $1.3 million for the third quarter of 2009 was $11.5 million lower than income attributable to The Andersons, Inc. of $12.8 million recognized in the third quarter of 2008. Income tax expense of $0.7 million was provided at 35.4%. The Company anticipates that its 2009 effective annual rate will be 36.7%. In the third quarter of 2008, income tax expense of $6.6 million was provided at a rate of 34.0%. The Company’s actual 2008 effective tax rate was 33.4%.

Comparison of the nine months ended September 30, 2009 with the nine months ended September 30, 2008:
Grain & Ethanol Group

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$1,431,684	$1,845,955
Cost of sales	1,360,572	1,780,360

Gross profit	71,112	65,595
Operating, administrative and general	45,785	38,860
Interest expense	7,003	17,220
Equity in earnings of affiliates	2,376	15,797
Other income, net	1,900	4,770

Operating income before noncontrolling interest	22,600	30,082
(Income) loss attributable to noncontrolling interest	944	1,588

Operating income	$23,544	$31,670

Operating results for the Grain & Ethanol Group decreased $8.1 million over the results from the same period last year. Sales of grain for the Group decreased $367.2 million, or 25%, and is the result of a 24% decrease in the average price per bushel of grain sold, and a 2% decrease in the volume of grain sold. Sales of ethanol decreased $64.2 million, or 18%, and is due to a 22% decrease in the average price per gallon sold, partially offset by a 5% increase in volume. Merchandising revenues for the Group increased $16.2 million over the first nine months of 2008 and is related primarily to an increase in basis and storage income. Basis is the difference between the local market price of a commodity and the Chicago Board of Trade futures price. During the first half of 2008, futures prices for corn and wheat rose at a substantially higher rate than the local spot prices. This caused the Group to realize significant basis losses on its forward purchase and sale contracts as well as its inventory. In the first half of 2009, futures prices went the opposite direction in relation to local spot prices and the Company realized gains on its forward purchase and sale contracts as well as its inventory. Some of these gains were lost during the third quarter of 2009 as basis levels began to come down and as basis appreciation for soybeans was pushed into the fourth quarter of 2009 due to a delayed harvest as a result of weather conditions. Revenues from services provided to the ethanol industry were $1.0 million higher than the same period last year as a result of serving three operational facilities for the full nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 during which the third facility began operations.
Gross profit for the Group increased $5.5 million over the first nine months of 2008 due primarily to the increases in basis and storage income and the increase in ethanol service fees mentioned previously.
Operating expenses for the Group increased $6.9 million, or 18%, over the same period in 2008 due primarily to increased bad debt reserves taken against customer receivables as the current economic climate has negatively impacted the financial condition of certain of the Company’s grain customers. In addition, incremental expenses related to the Group’s two 2008 acquisitions were $2.4 million.
Interest expense for the Group decreased $10.2 million, or 59%, from the same period in 2008. The significant increase in commodity prices in 2008 required the Company to increase short-term borrowings to cover margin calls which was the main driver for the increased interest costs for the Group last year.
Equity in earnings of affiliates decreased $13.4 million over the same period in 2008. Income from the Group’s three ethanol LLCs decreased $0.5 million and income from Lansing Trade Group LLC (“LTG”) decreased $12.8 million. The decrease in income from LTG was driven primarily from losses in its meats group and reduced performance in its proprietary trading and bio-fuels divisions.

Other income decreased $2.9 million over the same period last year and relates to both development fees earned in the first quarter of 2008 for the formation of one of the Company’s ethanol joint ventures as well as decreased interest income as interest rates have fallen.
Rail Group

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$71,688	$106,346
Cost of sales	57,976	77,086

Gross profit	13,712	29,260
Operating, administrative and general	9,967	10,295
Interest expense	3,561	3,103
Other income, net	253	602

Operating income	$437	$16,464

Operating results for the Rail Group decreased $16.0 million over the results from the same period last year. Leasing revenues decreased $8.6 million, car sales decreased $20.0 million and sales in the Group’s repair and fabrication shops decreased $6.1 million. The decrease in leasing revenues is attributable primarily to a significant decrease in utilization. Fewer cars were sold in the first nine months of 2009 compared to the same period in 2008. With fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased.
Gross profit for the Group decreased $15.5 million, or 53% over the same period last year. Gross profit in the leasing business decreased $10.8 million, or 53%, and can be attributed to the decreased utilization and increased storage expense compared to the same period last year. Gross profit on car sales decreased $2.4 million, or 60%, and is attributable to the fewer number of cars sold. Gross profit in the repair and fabrication shops decreased $2.3 million, or 47%.
Operating expenses for the Group decreased $0.3 million over the same period last year and is related primarily to reduced bad debt expense and performance incentives. Interest expense increased $0.5 million over the first nine months of 2009 and can be attributed to an overall increase in the Company’s long-term debt and the associated interest allocated to the Group.
Plant Nutrient Group

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$379,846	$540,988
Cost of sales	335,012	447,183

Gross profit	44,834	93,805
Operating, administrative and general	33,817	28,511
Interest expense	2,995	3,894
Equity in earnings of affiliates	6	4
Other income, net	1,595	728

Operating income	$9,623	$62,132

Operating results for the Plant Nutrient Group decreased $52.5 million over the same period last year. Excluding sales from the newly acquired businesses in 2008 and 2009, sales and merchandising revenues decreased $184.2 million, or 36%, due to a combination of a 15% decrease in volume coupled with a 24% decrease in the average price per ton sold. The decrease in volume is due to retailers continuing to maintain lower inventory holdings. The decrease in the average price per ton sold is due to the unprecedented market price for fertilizers experienced during the first nine months 2008. Gross profit for the Group decreased $49.0 million, or 52%, as a result of the significant decrease in margin per ton sold as well as the volume reduction mentioned previously. Included in the year-to-date 2009 results are increased sales and gross profit of $23.0 million and $5.9 million, respectively, from the Group’s 2008 and 2009 acquisitions.
Operating expenses for the Group increased $5.3 million over the same period last year. Of this amount, $7.4 million is related to the three new businesses. Excluding these amounts, operating expenses decreased $2.1 million over the same period last year and is related primarily to decreased performance incentives as a result of decreased operating performance.
Other income for the Group increased $0.9 million over the first nine months of 2008 due to forfeited customer prepayments.
Turf & Specialty Group

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$105,906	$98,740
Cost of sales	85,405	79,372

Gross profit	20,501	19,368
Operating, administrative and general	14,394	15,085
Interest expense	1,110	1,163
Other income, net	828	265

Operating income	$5,825	$3,385

Operating results for the Turf & Specialty Group increased $2.4 million over results from the same period last year. Sales in the lawn fertilizer business increased $6.9 million, or 8%, due primarily to increased volume within the consumer and industrial lines of business which increased 67%. The average price per ton sold in that line of business increased 4%. The current economic conditions has had a negative impact on the professional line of business with their volume decreasing 17%. Sales in the cob business increased 2% over the first nine months of 2008 due to an increase in volume of 8% partially offset by a 5% decrease in the average price per ton sold. Gross profit for the Group increased $1.1 million, or 6%, over the same period due to the increased volumes mentioned previously.
Operating expenses for the Group decreased $0.7 million compared to the first nine months of 2008 and is primarily related to decreased pension expense as a result of the freezing of the Company’s defined benefit plan. The remaining increase is due to changes among several expense categories.
Retail Group

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$120,222	$127,384
Cost of sales	84,663	89,809

Gross profit	35,559	37,575
Operating, administrative and general	37,287	37,512
Interest expense	752	668
Other income, net	358	433

Operating loss	$(2,122)	$(172)

Operating results for the Retail Group decreased $2.0 million over results from the same period last year. Sales and merchandising revenues decreased $7.2 million, or 6%, over the first nine months of 2008. The average sale per customer decreased 5% while customer counts remained flat. Gross profit decreased $2.0 million, or 5% due to the decrease in sales. Operating expenses for the Group decreased 1% in spite of the $0.8 million in severance costs related to the closing of the Lima, Ohio retail store.

Other

	Nine months ended
	September 30,
(in thousands)	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	3,306	9,573
Interest expense (income)	553	(908)
Equity in earnings of affiliates	3	—
Other income (loss), net	1,472	(480)

Operating loss	$(2,384)	$(9,145)

Net corporate operating expenses not allocated to business segments decreased $6.3 million over the same period last year. The primary decreases were a $2.3 million decrease in charitable contributions and a $1.7 million decrease in performance incentives.
Other income increased $2.0 million over the first nine months of 2008 as a result of income earned on the Company’s deferred compensation assets.
As a result of the above, income attributable to The Andersons, Inc. of $22.1 million for the first nine months of 2009 was $44.2 million lower than income attributable to The Andersons, Inc. of $66.3 million recognized in the first nine months of 2008. Income tax expense of $12.8 million for the first nine months of 2009 was provided at 36.7%. The Company anticipates that its 2009 effective annual rate will be 36.7%. In the first nine months of 2008, income tax expense of $38.0 million was provided at a rate of 36.5%. The Company’s actual 2008 effective tax rate was 33.4%.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $191.2 million in the first nine months of 2009, an increase of $28.9 million from the cash provided by operations of $162.3 million in the first nine months of 2008. Net working capital at September 30, 2009 was $299.3 million, a $31.4 million decrease from December 31, 2008 and a $48.1 million decrease from September 30, 2008. There were no short-term borrowings used to fund operations at September 30, 2009 and December 31, 2008. At September 30, 2008, $43.6 million was outstanding. This significant decrease in short-term borrowing needs is due to the decrease in commodity and fertilizer prices from the unprecedented highs experienced in 2008. The decrease in commodity prices and the corresponding return of margin dollars from the Chicago Board of Trade is the reason for the significant increase in cash at September 30, 2009 to $180.6 million. The Company expects the cash balance to decrease during the fourth quarter as the Company purchases grain during the fall harvest.
The Company received net refunds of income tax overpayments of $23.4 million in the first nine months of 2009 and has filed refund requests for an additional $3.6 million.
Investing Activities
Total capital spending for 2009 on property, plant and equipment and business acquisitions is expected to be approximately $62.9 million. Through the first nine months of 2009, the Company has spent $12.2 million on property, plant and equipment within its base business.

On August 1, 2009, the Company acquired the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
In addition to spending on conventional property, plant and equipment and business acquisitions, the Company expects to spend up to $75.0 million for the purchase of railcars and locomotives and capitalized modifications of railcars partially offset by proceeds from the sales and dispositions of railcars of $55.0 million. Through September 30, 2009, the Company invested $20.6 million in the purchase of additional railcars and related leases, partially offset by proceeds from sales of $6.0 million.
Financing Arrangements
The Company has significant short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2009, to provide the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. The Company had nothing drawn on its short-term line of credit at September 30, 2009. Peak short-term borrowings for the Company to date are $92.7 million on February 6, 2009. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
A cash dividend of $0.0775 was paid in the first and second quarters of 2008. A cash dividend of $0.085 was paid in the third and fourth quarters of 2008 and the first quarter of 2009. A cash dividend of $0.0875 was paid in the second and third quarters of 2009 and on August 13, 2009, the Company declared a cash dividend of $0.0875 per common share payable on October 22, 2009 to shareholders of record on October 1, 2009. During the first nine months of 2009, the Company issued approximately 166 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at September 30, 2009. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. Prior to the measurement date but subsequent to June 30, 2009, the Company received a modification to its debt agreement for TOP CAT Holding Company LLC, a wholly owned subsidiary of the Company. The modification reduced the utilization ratio requirement from 80% to 60%. This reduction in the required utilization ratio is expected to minimize the risk of a rapid amortization event in the future should utilization rates continue to decrease. In addition, the Company received a modification to its debt agreement for The Andersons Rail Operating I (“TARO I”), a wholly subsidiary of the Company. The modification reduced the debt service coverage ratio from 1.5 to 1.15.
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
The volatility in the capital and credit markets has had a significant impact on the economy. While this volatile and challenging economic environment is a reality, the Company has continued to have good access to the credit markets. Over the past year, the Company has been able to successfully work with its lenders to expand and contract its borrowing capacity under the short-term line as needed to ensure that it has an adequate liquidity cushion. This is due, in part, to the fact that the Company reduced its reliance on short-term credit facilities by raising $211.2 million in long-term debt during 2008. In the unlikely event the Company was faced with a situation where it was not able to access the capital markets, the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At September 30, 2009 the Company’s balance in cash and cash equivalents was $180.6 million.
The Company had standby letters of credit outstanding of $9.1 million at September 30, 2009, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit, the Company had $565.9 million remaining available under its former short-term line of credit at September 30, 2009.
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
The following table describes the Company’s railcar and locomotive positions at September 30, 2009:

Method of Control	Financial Statement	Number

Owned-railcar assets available for sale	On balance sheet — current	57
Owned-railcar assets	On balance sheet — noncurrent	13,965
Railcars leased from financial intermediaries	Off balance sheet	7,499
Railcars — non-recourse arrangements	Off balance sheet	2,330

Total Railcars		23,851

Locomotive assets	On balance sheet — noncurrent	28
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	14
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		124

In addition, the Company manages 686 railcars for third-party customers or owners for which it receives a fee.

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

(in thousands)	September 30, 2009	December 31, 2008

Net long (short) position	$(2,028)	$(325)
Market risk	(203)	(33)
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

(in thousands)	September 30, 2009	December 31, 2008

Fair value of long-term debt and interest rate contracts	$329,052	$353,905
Fair value in excess of (less than) carrying value	(7,137)	(10,213)
Market risk	9,072	13,217

Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2009, and have determined that such controls and procedures were effective.
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
There have been no changes during the quarter ended September 30, 2009 in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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

THE ANDERSONS, INC. (Registrant)
Date: November 6, 2009	By /s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 6, 2009	By /s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: November 6, 2009	By /s/ Nicholas C. Conrad
Nicholas C. Conrad
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