Form 10-K
period 2009-12-31
ANDERSONS INC
filed 2010-02-26
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1562374
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

480 W. Dussel Drive, Maumee, Ohio	43537
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: Common Shares
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $509.9 million on June 30, 2009, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
     The registrant had 18.3 million common shares outstanding, no par value, at February 18, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2010, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 14, 2010.

PART I
Item 1. Business
(a) General development of business
The Andersons, Inc. (the “Company”) is an entrepreneurial, customer-focused company with diversified interests in the agriculture and transportation markets. Since our founding in 1947, we have developed specific core competencies in grain risk management, bulk handling, transportation and logistics and an understanding of commodity markets. We have leveraged these competencies to diversify our operations into other complementary markets, including ethanol, railcar leasing, plant nutrients, turf products and general merchandise retailing. The Company operates in five business segments. The Grain & Ethanol Group purchases and merchandises grain, operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois and invests in and provides management and corn origination services to ethanol production facilities. The Group also has an investment in Lansing Trade Group LLC, an international trading company largely focused on the movement of physical commodities, trading in whole and distillers’ dried grains, feed ingredients, biofuels, cotton, freight and other commodities. The Rail Group sells, repairs, reconfigures, manages and leases railcars and locomotives. The Plant Nutrient Group manufactures and sells dry and liquid agricultural nutrients and distributes agricultural inputs (nutrients, chemicals, seed and supplies) to dealers and farmers. The Turf & Specialty Group manufactures turf and ornamental plant fertilizer and control products for lawn and garden use and professional golf and landscaping industries, as well as manufactures corncob-based products for use in various industries. The Retail Group operates large retail stores, a specialty food market and a distribution center in Ohio.
(b) Financial information about business segments
See Note 14 to the consolidated financial statements in Item 8 for information regarding business segments.
(c) Narrative description of business
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. In addition to storage and merchandising, the Company performs trading, risk management and other services for its customers. The Company’s grain storage practical capacity was approximately 101 million bushels at December 31, 2009, which includes grain storage through warehouse and handling agreements and storage that is leased out to two ethanol production facilities. The Company is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio. In addition to its equity investment, the Company operates the facilities under management contracts, and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services to these joint ventures for which it is compensated separately.
Grain merchandised by the Company is grown in the midwestern portion of the United States (the eastern corn-belt) and is acquired from country elevators (grain elevators located in a rural area, served primarily by trucks (inbound and outbound) and rail (outbound)), dealers and producers. The Company makes grain purchases at prices referenced to the Chicago Mercantile Exchange (“CME”).
In 1998, the Company signed a five-year lease agreement (“Lease Agreement”) and a five-year marketing agreement (“Marketing Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill was given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. These lease agreements cover 8.8%, or approximately 8.9 million bushels, of the Company’s total storage space and became effective on June 1, 1998. These agreements were renewed with amendments in 2008 for an additional five years. Grain sales to Cargill totaled $248.3 million in 2009, and include grain covered by the Marketing Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Marketing Agreement.
Approximately 87% of the grain bushels sold by the Company in 2009 were purchased by U.S. grain processors and feeders, and approximately 13% were exported. Most of the Company’s exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Marketing Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
The grain business is seasonal, coinciding with the harvest of the principal grains purchased and sold by the Company.
Fixed price purchase and sale commitments for grain and grain held in inventory expose the Company to risks related to adverse changes in market prices. The Company attempts to manage these risks by entering into exchange-traded futures and option contracts with the CME. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments. The CME is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.
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
Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on the CME, it also enters into an offsetting sale of a futures contract on the CME. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CME. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company’s ownership positions due to changing market prices are netted with and generally offset in the income statement by losses and gains in the value of the Company’s futures positions.
When a futures contract is entered into, an initial margin deposit must be sent to the CME. The amount of the margin deposit is set by the CME and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CME. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the CME. Significant increases in market prices, such as those that occur when weather conditions are unfavorable for extended periods and/or when increases in demand occur, can have an effect on the Company’s liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CME option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.
The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. Bushels contracted for future delivery at January 31, 2010 approximated 164.5 million, the majority of which is scheduled to be delivered to the Company through September 2011.
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
The Company is an investor in three ethanol facilities accounted for using the equity method of accounting. The Company holds a 49% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 37% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI.
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
In January 2003, the Company became an investor in Lansing Trade Group LLC (“LTG”)(formerly Lansing Grain Company LLC), which was formed in 2002, with the contribution of substantially all the assets of Lansing Grain Company, an established trading business with offices throughout the United States. LTG continues to increase its trading capabilities, including ethanol trading and is exposed to the some of the same risks as the Company’s grain and ethanol businesses. LTG also trades in other commodities that the Company’s grain and ethanol business does not trade in, some of which are not exchange traded. In addition, they have a separate proprietary trading business. This investment provides the Company a further opportunity to expand outside of its traditional geographic regions.
For the years ended December 31, 2009, 2008 and 2007, sales of grain and related service and merchandising revenues for the Grain & Ethanol Group totaled $1,734.6 million, $1,944.8 million and $1,230.6 million, respectively. Sales of ethanol and related service revenue for the same time periods totaled $419.4 million, $466.3 million and $268.0 million, respectively.

The Company intends to continue to build its trading and direct ship operations, increase its service offerings to the ethanol industry and grow its traditional grain business through additional facilities. The Company may make additional investments in the ethanol industry through joint venture agreements and by providing origination, management, logistics, merchandising and other services.
Rail Group
The Company’s Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. Thirty one percent of the railcar fleet is leased from financial lessors and sub-leased to end-users, generally under operating leases which do not appear on the balance sheet.
Of the 23,804 railcars and locomotives managed by the Company at December 31, 2009, 14,013 units, or 59%, were included on the balance sheet, primarily as long-lived assets. The remaining 9,791 railcars and locomotives are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (where the Company not subject to any lease arrangement related to the railcars, but provides management services to the owner of the railcars). The Company generally holds purchase options on most railcars owned by financial intermediaries. We are under contract to provide maintenance services for over 13,000 of the railcars that we own or manage.
In the case of our off-balance sheet railcars, the risk management philosophy of the Company is to match-fund the lease commitments where possible. Match-funding (in relation to rail lease transactions) means matching the terms of the financial intermediary funding arrangement with the lease terms of the customer where the Company is both lessee and sublessor. If the Company is unable to match-fund, it will try to get an early buyout provision within the funding arrangement to match the underlying customer lease. The Company does not attempt to match-fund lease commitments for railcars that are on our balance sheet.
Competition for railcar marketing and fleet maintenance services is based primarily on service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.
The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives serving a diversified customer base. The Company operates in the used car market – purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company plans to continue to diversify its fleet both in terms of car types and industries and to expand its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities.
For the years ended December 31, 2009, 2008 and 2007, lease revenues and railcar sales in the Company’s railcar marketing business were $82.5 million, $117.2 million and $114.4 million, respectively. Sales in the railcar repair and fabrication shops were $10.3 million, $16.7 million and $15.5 million for 2009, 2008 and 2007, respectively.
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

The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan and Ohio. In August 2009, the Company acquired the assets of the Fertilizer Division of Hartung Brothers, Inc. (“HBI”), a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
Customers for the Company’s fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall. The Plant Nutrient Group has farm centers located throughout Michigan, Indiana, Ohio and Florida, within the same regions as the Company’s other primary agricultural facilities. These farm centers offer agricultural fertilizer, chemicals, seeds, supplies and custom application of fertilizer to the farmer.
Storage capacity at the Company’s fertilizer facilities and farm centers was approximately 15.1 million cubic feet for dry fertilizers and approximately 72.5 million gallons for liquid fertilizer at December 31, 2009. The Company reserves 6.8 million cubic feet of its dry storage capacity for various fertilizer manufacturers and customers and 28.5 million gallons of its liquid fertilizer capacity is reserved for manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for an initial term of one year, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with various fertilizer dealers and warehouses in locations where the Company does not have facilities.
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
For the years ended December 31, 2009, 2008 and 2007, sales of dry and liquid fertilizers (primarily nitrogen, phosphate and potash) and related merchandising revenues in the wholesale fertilizer business totaled $381.1 million, $547.8 million and $416.8 million, respectively. Sales of fertilizer, chemicals, seeds and supplies and related merchandising revenues in the farm center business totaled $110.2 million, $104.7 million and $49.7 million in 2009, 2008 and 2007, respectively.
The Company intends to offer more value added products and services through its Plant Nutrient Group. For example, the Company is currently selling reagents for air pollution control technologies used in coal-fired power plants. Focusing on higher value added products and services and improving the sourcing of raw materials will leverage the Company’s existing infrastructure.
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
For the years ended December 31, 2009, 2008 and 2007, sales of granular plant fertilizer and control products totaled $109.5 million, $103.1 million and $89.2 million, respectively.
The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.
For the years ended December 31, 2009, 2008 and 2007, sales of corncob and related products totaled $15.8 million, $15.8 million and $14.3 million, respectively.
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
Retail Group
The Company’s Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus and Toledo, Ohio markets and serve urban, suburban and rural customers. The Company also operates a specialty food store operated as “The Andersons Market”™ located in the Toledo, Ohio market area. The retail concept is More for Your Home® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The specialty food store concept has product offerings with a strong emphasis on “freshness” that features product, deli and bakery items, fresh meats, specialty and conventional dry goods and wine. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio. During the fourth quarter of 2009, the Company closed its Lima, Ohio retail store.
The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including grocery stores, home centers, department and hardware stores. Many of these competitors have substantially greater financial resources and purchasing power than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring in the spring and during the Christmas season.
The Company also operates a sales and service facility for outdoor power equipment near one of its retail stores.
For the years ended December 31, 2009, 2008 and 2007, sales of retail merchandise including commissions on third party sales totaled $161.9 million, $173.1 million and $180.5 million respectively.
The Company intends to continue to refine its More for Your Home® concept and focus on expense control and customer service.

Employees
At December 31, 2009 the Company had 1,555 full-time and 1,307 part-time or seasonal employees. The Company believes it maintains good relationships with its employees.
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
The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing plant and processing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company spent approximately $1.8 million, $4.1 million and $2.7 million in both capital and expense in order to comply with these regulations in 2009, 2008 and 2007, respectively.

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
A significant amount of our grain and ethanol purchases and sales are done through forward contracting. In addition, the Company uses exchange traded and over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one of our derivative contracts not to perform on their obligation.
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
The possibility of long term climate change can pose risks to the Company’s long term business performance. Climate change itself will likely have an effect only in very long term views of financial performance. The Company’s agricultural based businesses depend on the vibrancy of U.S. agriculture. Any major climatic changes which materially reduce crop yields will impact our grain trading businesses, and could alter the economics of our grain based ethanol business. These are changes which would likely only have an impact over many decades.
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
Our ethanol business competes with other corn processors, ethanol producers and refiners, a number of whom are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors, including farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors, will also compete with our ethanol business. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours. The blenders’ credit allows blenders having excise tax liability to apply the excise tax credit against the tax imposed on the gasoline-ethanol mixture. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our future results of operations and financial position.
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
Our Turf & Specialty Group competes with other manufacturers of lawn fertilizer and corncob processors that are substantially bigger and have considerably larger resources than us.
Our Retail Group competes with a variety of retailers, primarily mass merchandisers and do-it-yourself home centers. The principle competitive factors in our Retail Group are location, product quality, price, service, reputation and breadth of selection. Some of our competitors are larger than us, have greater purchasing power and operate more stores in a wider geographical area.
Certain of our business segments are affected by the supply and demand of commodities, and are sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.

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
Our futures, options and over-the-counter contracts are subject to margin calls. If there is a significant movement in the commodities market, we could incur a significant amount of liabilities, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse affect on our business and results of operations.
We rely on third parties for our supply of natural gas, which is consumed in the manufacturing of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our future results of operations and financial position.
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
Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.
Climate change legislation could have an impact on our results of operations.
Climate change legislation has not yet been finalized or adopted, so any evaluation of its impact on the Company is necessarily speculative. The Company is a significant user of electricity, so any legislation that increases the operating costs of coal fired power plants will likely increase our operating expenses, although not disproportionately to others in our businesses. The ethanol plants in which the Company invests use natural gas for their heating and drying functions, which is an energy source that we understand is less likely to be immediately affected by climate change legislation. It is likely that potential cap and trade legislation regarding greenhouse gases will impose costs on carbon dioxide emissions from the ethanol plants, and possibly on farmers who sell corn to those plants which will be passed on to the plants. Conversely, gasoline production will likely receive even greater cost allocations under a cap and trade regime, and thereby make the economics of blending ethanol more attractive. Carbon dioxide recapture technologies could become more cost effective under cap and trade legislation, increasing the prospect of additional capital investment to take advantage of such measures.
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

We rely on a limited number of suppliers for certain of our raw materials and other products and the loss of one or several of these suppliers could increase our costs and have a material adverse effect on any one of our business segments.
We rely on a limited number of suppliers for certain of our raw materials and other products. If we were unable to obtain these raw materials and products from our current vendors, or if there were significant increases in our supplier’s prices, it could significantly increase our costs and reduce our profit margins.
We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer.
We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Grain & Ethanol Group, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, insects, disease (such as vomitoxin) or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient Group, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the perception held by the producer of demand for production. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our Rail Group, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. A significant portion of our rail fleet is composed of older railcars. In addition, in our Turf & Specialty Group, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.
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

We may not achieve anticipated synergies related to strategic acquisitions and such acquisitions could cause unforeseen expenditures and require a significant amount of resources to successfully integrate into our business.
We continuously look for opportunities to enhance our existing business through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits of an acquisition and they may not generate the anticipated financial results.
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
The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon sold. This incentive program is scheduled to expire (unless extended) at the end of 2010. The blenders’ credits may not be renewed or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. The Company expects that this credit will be extended, however, there is no guarantee and the elimination or significant reduction in the blenders’ credit or other programs benefiting ethanol may have a material adverse effect on our results of operations and financial position. The government is also considering increasing the mandatory blend of ethanol, which is currently at 10%, up to 15% which could positively impact the demand for ethanol
Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a per gallon tariff that was designed to offset the per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists, with certain limitations, for ethanol imported from 24 countries in Central America and the Caribbean Islands. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.

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
The principal raw material we use to produce ethanol and co-products, including DDG, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices will produce lower profit margins for our ethanol business. Because ethanol competes with non-corn-based fuels, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our ethanol business. The Company will attempt to lock in ethanol margins as far out as practical in order to secure reasonable returns using whatever risk management tools are available in the marketplace. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend our ethanol operations until corn is available on economical terms, which would have a material adverse effect on our business.
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
Our Rail Group relies upon customers continuing to lease rather than purchase railcar assets. There are a number of items that factor into a customer’s decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations, fleet management and maintenance and operational flexibility. Potential accounting changes could also eliminate the accounting classification of operating leases, which could also impact a customer’s decision to lease versus buy. We have no control over these external considerations, and changes in our customers’ preferences could negatively impact demand for our leasing products. Profitability is largely dependent on the ability to maintain railcars on lease (utilization) at satisfactory lease rates. A number of factors can adversely affect utilization and lease rates including the current economic downturn which is causing reduced demand and oversupply in the markets in which we operate.

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
The railcar business is cyclical. Overall economic conditions and the purchasing and leasing habits of railcar users have a significant effect upon our railcar leasing business due to the impact on demand for refurbished and leased products. Economic conditions that result in higher interest rates increase the cost of new leasing arrangements, which could cause some of our leasing customers to lease fewer of our railcars or demand shorter terms. An economic downturn or increase in interest rates may reduce demand for railcars, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits or losses. The length of recovery during an economic downturn is unknown and may be a slow process.

Item 2. Properties
The Company’s principal agriculture, retail and other properties are described below. Except as otherwise indicated, the Company owns all listed properties.
Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Maumee, OH (3)	21,070	4,002	2,788
Toledo, OH Port (4)	12,446	1,800	5,436
Metamora, OH	6,124	—	—
Toledo, OH (1)	983	—	—
Lordstown, OH	—	500	—
Gibsonburg, OH (2)	—	38	403
Fremont, OH (2)	—	47	318
Fostoria, OH (2)	—	40	259
Carey, OH (7)	—	167	—
Fairmont IL (7)	—	400	—
Champaign, IL	12,732	1,833	—
Dunkirk, IN	7,800	1,000	—
Delphi, IN	7,838	900	—
Clymers, IN (5)	4,400	—	—
Oakville, IN	4,451	—	—
Canton, IL (1)	4,108	—	—
Jonesville, MI (1)	1,080	—	—
Reading, MI	2,505	—	—
Walton, IN (2)	—	410	9,194
Poneto, IN	—	10	5,434
Logansport, IN	—	93	3,345
Waterloo, IN (2)	—	688	2,578
Seymour, IN (7)	—	1,200	917
North Manchester, IN (2)	—	25	202
Albion, MI (5)	3,586	—	—
White Pigeon, MI	3,780	—	—
Webberville, MI	—	1,720	4,915
Litchfield, MI (2)	—	67	436
Clewiston, FL (2)	—	2	591
Ft. Myers, FL (1)(2)	—	13	287
Lake Placid, FL (2)	—	42	2,702
Zellwood, FL (2)	—	35	600
Tampa, FL (1)	—	—	2,192
Catano, Puerto Rico (1)	—	—	1,555
Aquadilla, Puerto Rico (1)	—	—	2,000
Oshkosh, WI	—	—	1,000
Arena, WI	—	20	5,159
Kaukauna, WI	—	8	4,296
Wisconsin Rapids, WI	—	35	4,842
Winona, MN	—	—	11,080
Archbold, OH (6)	1,200	—	—
Francesville, OH (6)	3,200	—	—
Mason, MI (6)	1,900	—	—
Woodbury, MI (6)	1,800	—	—

	101,003	15,095	72,529

(1)	Facility leased

(2)	Facility is or includes a farm center

(3)	Includes leased facilities with a 2,970 bushel capacity

(4)	Includes leased facility with 5,900 bushel capacity

(5)	Leased to ethanol production facility

(6)	Storage capacity through storage and handling agreements

(7)	Facility is or includes a Pelleted Lime facility

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps.
The Plant Nutrient Group’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; Lordstown, Ohio; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Walton and Poneto, Indiana; Wisconsin Rapids, Arena and Kaukauna, Wisconsin and all of the Florida locations also include liquid manufacturing facilities.
Retail Store Properties

Name	Location	Square Feet

Maumee Store	Maumee, OH	153,000
Toledo Store	Toledo, OH	149,000
Woodville Store (1)	Northwood, OH	120,000
Sawmill Store	Columbus, OH	146,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility leased
The leases for the two stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.4 million. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.
Other Properties
In its railcar business, the Company owned, leased or managed for financial institutions 23,804 railcars and locomotives at December 31, 2009. Future minimum lease payments for the railcars and locomotives are $87.0 million with future minimum contractual lease and service income of approximately $148.1 million for all railcars, regardless of ownership. Remaining lease terms range from one month to eleven years. The Company also operates railcar repair facilities in Maumee, Ohio; Darlington, South Carolina; Macon, Georgia; Bay St. Louis, Mississippi; Ogden, Utah; Henderson, Nevada; and Woodland, California, a steel fabrication facility in Maumee, Ohio, and owns or leases a number of switch engines, mobile repair units, cranes and other equipment.
The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.
The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,131 acres of land on which the above properties and facilities are located and approximately 303 acres of farmland and land held for sale or future use.
Real properties, machinery and equipment of the Company were subject to aggregate encumbrances of approximately $55.3 million at December 31, 2009. Additionally, 1,646 railcars and locomotives are held in a bankruptcy-remote entity collateralizing $21.6 million of non-recourse debt at December 31, 2009. Additions to property, excluding railcar assets, for the years ended December 31, 2009, 2008 and 2007 amounted to $16.6 million, $20.3 million and $20.3 million, respectively. Additions to the Company’s railcar assets totaled $25.0 million, $98.0 million and $56.0 million for the years ended December 31,

2009, 2008 and 2007, respectively. These additions were offset by sales and financings of railcars of $8.5 million, $68.5 million and $47.3 million for the same periods. See Note 10 to the Company’s consolidated financial statements in Item 8 for information as to the Company’s leases.
The Company believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.
Item 3. Legal Proceedings
The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of its grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the Company’s initial acquisition of its land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along its riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. The U.S. EPA’s investigation is in its early stages, and no claim or finding has been asserted.
The Company is also currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. The Company accrues expenses where litigation losses are deemed probable and estimable. The Company believes it is unlikely that the results of its current legal proceedings, even if unfavorable, will be materially different from what it currently has accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were voted upon during the fourth quarter of fiscal 2009.

Executive Officers of the Registrant
The information under this Item 4 is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 28, 2010) are presented in the table below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Plant Nutrient Group	57	2000

Daniel T. Anderson	President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	54	2009 1996

Michael J. Anderson	President and Chief Executive Officer	58	1999

Naran U. Burchinow	Vice President, General Counsel and Secretary Formerly Operations Counsel, GE Commercial Distribution Finance Corporate	56	2005 2003

Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	41	2007 1999

Arthur D. DePompei	Vice President, Human Resources Formerly Vice President, Human Resources, Degussa Construction Chemicals, LLC	56	2008 2000

Richard R. George	Vice President, Controller and CIO	60	2002

Harold M. Reed	President, Grain & Ethanol Group	53	2000

Rasesh H. Shah	President, Rail Group	55	1999

Nicholas C. Conrad	Vice President, Finance and Treasurer Assistant Treasurer	57	2009 1996

Thomas L. Waggoner	President, Turf & Specialty Group Vice President, Sales & Marketing, Turf & Specialty Group	55	2005 2002

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 18, 2010, the closing price for the Company’s Common Shares was $31.35 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for the four fiscal quarters in each of 2009 and 2008.

	2009		2008
	High	Low	High	Low

Quarter Ended
March 31	$18.38	$11.00	$48.70	$40.55
June 30	31.88	13.24	47.23	32.25
September 30	36.82	26.48	48.48	34.12
December 31	37.56	24.00	35.99	10.65
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.
Shareholders
At February 18, 2010, there were approximately 18.3 million common shares outstanding, 1,285 shareholders of record and approximately 4,900 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 54 consecutive quarterly dividends since the end of 1996, its first year of trading on Nasdaq market. The Company paid $0.0775 per common share for the dividends paid in January and April 2008, $0.085 per common share for the dividends paid in July and October 2008 and January 2009, $0.0875 per common share for the dividends paid in April, July and October 2009 and January 2010.
While the Company’s objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval and loan covenant restrictions.

Equity Plans
The following table gives information as of December 31, 2009 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

Equity Compensation Plan Information
	(a)		Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,074,595 (1)	$30.20	704,820 (2)

(1)	This number includes options and SOSARs (907,419), performance share units (105,561) and restricted shares (61,615) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 355,459 Common Shares available to be purchased under the Employee Share Purchase Plan.
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
The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2004 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2003	2005	2006	2007	2008	2009

The Andersons, Inc.	$100.00	$170.62	$337.27	$358.44	$133.35	$212.06
NASDAQ U.S.	100.00	102.12	112.73	124.73	74.87	108.83
Peer Group Index	100.00	115.26	122.40	125.30	95.21	111.43
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2009 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

		For the years ended December 31,
(in thousands)	2009	2008	2007	2006	2005

Operating results
Grain and ethanol sales and revenues (a)	$2,153,978	$2,411,144	$1,498,652	$791,207	$628,255
Fertilizer, rail, retail and other sales	871,326	1,078,334	880,407	666,846	668,694

Total sales and revenues	3,025,304	3,489,478	2,379,059	1,458,053	1,296,949
Gross profit – grain & ethanol	106,804	110,954	79,367	62,809	50,456
Gross profit – fertilizer, rail, retail and other (b)	148,702	146,875	160,345	136,431	142,116

Total gross profit	255,506	257,829	239,712	199,240	192,572
Equity in earnings of affiliates	17,463	4,033	31,863	8,190	2,321
Other income, net (c)	8,331	6,170	21,731	13,914	4,386
Net income	39,566	30,097	67,428	36,347	26,087
Net income attributable to The Andersons, Inc.	38,351	32,900	68,784	36,347	26,087

(in thousands, except for per share and ratios and	For the years ended December 31,
other data)	2009	2008	2007	2006	2005

Financial position
Total assets	$1,284,391	$1,308,773	$1,324,988	$879,048	$647,951
Working capital	307,702	330,699	177,679	162,077	96,113
Long-term debt (d)	288,756	293,955	133,195	86,238	79,329
Long-term debt, non-recourse (d)	19,270	40,055	56,277	71,624	88,714
Shareholders’ equity	406,276	365,107	356,583	270,175	158,883

Cash flows / liquidity
Cash flows from (used in) operations	180,241	278,664	(158,395)	(54,283)	38,767
Depreciation and amortization	36,020	29,767	26,253	24,737	22,888
Cash invested in acquisitions / investments in affiliates	31,680	60,370	36,249	34,255	16,005
Investments in property, plant and equipment	16,560	20,315	20,346	16,031	11,927
Net investment in railcars (e)	16,512	29,533	8,751	20,643	29,810
EBITDA (f)	116,989	110,372	151,162	95,505	74,279
Per share data: (g)
Net income – basic	2.10	1.82	3.85	2.27	1.76
Net income – diluted	2.08	1.79	3.75	2.19	1.69

Dividends paid	0.3475	0.325	0.220	0.178	0.165
Year-end market value	25.82	16.48	44.80	42.39	21.54

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	10.9%	9.6%	25.4%	22.9%	19.5%
Funded long-term debt to equity ratio (h)	0.8-to-1	0.9-to-1	0.5-to-1	0.6-to-1	1.1-to-1
Weighted average shares outstanding (000’s)	18,190	18,068	17,833	16,007	14,842
Effective tax rate	36.4%	33.4%	35.0%	33.3%	33.6%

Note: Prior years have been revised to conform to the 2009 presentation.

(a)	Includes sales of $806.3 million in 2009, $865.8 million in 2008, $407.4 million in 2007 and $23.5 million in 2006 of sales pursuant to marketing and originations agreements between the Company and its ethanol LLCs.

(b)	Gross profit in 2008 includes a $97.2 million write down in the Plant Nutrient Group for lower-of-cost-or-market inventory adjustments for inventory on hand and firm purchase commitments that was valued higher than the market.

(c)	Includes gains on insurance settlements of $0.1 million in 2008, $3.1 million in 2007 and $4.6 million in 2006. Includes development fees related to ethanol joint venture formation of $1.3 million in 2008, $5.4 million in 2007 and $1.9 million in 2006. Includes $4.9 million in gain on available for sale securities in 2007.

(d)	Excludes current portion of long-term debt.

(e)	Represents the net of purchases of railcars offset by proceeds on sales of railcars.

(f)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information important to investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(g)	Earnings per share are calculated based on Income attributable to The Andersons, Inc.

(h)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.” .

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

		For the years ended December 31,
(in thousands)	2009	2008	2007	2006	2005

Net income attributable to The Andersons, Inc.	$38,351	$32,900	$68,784	$36,347	$26,087
Add:
Provision for income taxes	21,930	16,466	37,077	18,122	13,225
Interest expense	20,688	31,239	19,048	16,299	12,079
Depreciation and amortization	36,020	29,767	26,253	24,737	22,888

EBITDA	116,989	110,372	151,162	95,505	74,279

Add/(subtract):
Provision for income taxes	(21,930)	(16,466)	(37,077)	(18,122)	(13,225)
Interest expense	(20,688)	(31,239)	(19,048)	(16,299)	(12,079)
Realized gains on railcars and related leases	(1,758)	(4,040)	(8,103)	(5,887)	(7,682)
Deferred income taxes	16,430	4,124	5,274	7,371	1,964
Excess tax benefit from share-based payment arrangement	(566)	(2,620)	(5,399)	(5,921)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(15,105)	19,307	(23,583)	(4,340)	(443)
Minority interest in income (loss) of affiliates	1,215	(2,803)	(1,356)	—	—
Changes in working capital and other	105,654	202,029	(220,265)	(106,590)	(4,047)

Net cash provided by / (used in) operations	$180,241	$278,664	$(158,395)	$(54,283)	$38,767

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
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana and Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. During 2009, the Group increased its grain storage capacity by approximately 4 million bushels through warehousing agreements in Mason and Woodbury, Michigan. The Group now has over 100 million bushels of storage capacity. The Group constructed two new grain bins in 2009 at two of its existing facilities which added another 1.5 million bushels of storage capacity. The Group is a significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC (“LTG”), an established trading business with offices throughout the country and internationally. LTG continues to increase its trading capabilities, including ethanol trading, and is exposed to the same risks as the Company’s Grain & Ethanol Group. This investment provides the Group a further opportunity to expand outside of its traditional geographic regions.
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
Grain inventories on hand at December 31, 2009 were 77.6 million bushels, of which 19.7 million bushels were stored for others. This compares to 64.3 million bushels on hand at December 31, 2008, of which 18.8 million bushels were stored for others.
The ethanol industry has seen significant improvements in 2009 as corn and natural gas prices continue to drop while ethanol prices have improved. The Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs closely.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2009 were 23,804 compared to 23,784 at December 31, 2008. The current economic downturn has caused a significant decrease in demand and the Company has had to store many of its railcars. The Group’s average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has decreased significantly from 92.5% for the year ended December 31, 2008 to 78.1% for the year ended December 31, 2009. Rail traffic on major U.S. railroads has fallen 16% over the last twelve months. The economy has also impacted the Group’s repair and fabrication shops which have seen a significant decrease in activity. The Company expects recovery in the rail industry will be slow, however, the Company believes that there will be no further declines.
Although the Company has experienced a significant decline in utilization in its railcar business, due to the nature of these long-lived assets (low carrying values and 17 year average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur. The Company is also currently evaluating its railcar portfolio to determine if it would be more cost effective to scrap certain cars rather than continue to incur storage costs. As of December 31, 2009, 142 cars had been identified and depreciation was accelerated on those railcars to reflect their shortened useful lives. These railcars were depreciated down to their salvage value with additional depreciation of $0.7 million recorded in the fourth quarter. The Company is currently, and expects to continue to scrap additional railcars throughout 2010, however, the Company does not expect that this will have a significant financial impact to the Company’s results of operations.
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

The Group has seen a significant improvement in earnings over the prior year as nutrient prices have stabilized and the Group is no longer holding high volumes of inventory at prices higher than the market could support, resulting in lower-of-cost-or-market inventory write-downs. The Group has also increased its business volume through the three business acquisitions that occurred over the last two years. Douglass Fertilizer and Mineral Processing were both acquired in 2008. On August 1, 2009, the Company acquired the assets of the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota.
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
The Group continues to see positive results from its focus on proprietary products and expanded product lines, however, many professional fertilizer distributors have delayed buying product which has impacted volume for the Group.
Retail Group
The Retail Group includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers. In the fourth quarter of 2009, the Group closed its Lima, Ohio retail store.
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

	Year ended December 31,
	2009	2008	2007

Sales and merchandising revenues	$3,025,304	$3,489,478	$2,379,059
Cost of sales	2,769,798	3,231,649	2,139,347

Gross profit	255,506	257,829	239,712
Operating, administrative and general	199,116	190,230	169,753
Interest expense	20,688	31,239	19,048
Equity in earnings of affiliates	17,463	4,033	31,863
Other income, net	8,331	6,170	21,731

Operating income before noncontrolling interest	61,496	46,563	104,505
(Income) loss attributable to noncontrolling interest	(1,215)	2,803	1,356

Operating income	$60,281	$49,366	$105,861

Comparison of 2009 with 2008
Grain & Ethanol Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$2,153,978	$2,411,144
Cost of sales	2,047,174	2,300,190

Gross profit	106,804	110,954
Operating, administrative and general	64,643	60,281
Interest expense	9,363	18,667
Equity in earnings of affiliates	17,452	4,027
Other income, net	2,319	4,751

Operating income before noncontrolling interest	52,569	40,784
(Income) loss attributable to noncontrolling interest	(1,215)	2,803

Operating income	$51,354	$43,587

Operating results for the Grain & Ethanol Group increased $7.8 million over 2008. Sales of grain decreased $234.7 million, or 12%, over 2008 and is the result of a 16% decrease in the average price per bushel sold, partially offset by a 4% increase in volume. Sales of ethanol decreased $52.5 million, or 12%, and is the result of a 15% decrease in the average price per gallon sold, partially offset by a 4% increase in volume. Services provided to the ethanol industry increased $1.0 million, or 5%.
Gross profit decreased $4.2 million, or 4%, for the Group, and is the result of decreased commodity derivative activity in the amount of $6.5 million in the Company’s majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”) (which is 34% owned by another entity), partially offset by increased storage income as the Company had more wheat bushels in storage and had more delayed price bushels (grain that the Company has purchased but the purchase price has yet to be established) as compared to 2008. TAEI’s commodity derivatives are being used to economically hedge price risk related to The Andersons Marathon Ethanol LLCs (“TAME”) corn purchases and ethanol sales. The late wet harvest allowed the Group to significantly benefit from drying and mixing income, which is income earned when wet grain is received into the elevator and dried to an acceptable moisture level, however, this was offset by lower margins on grain sales.
Operating expenses for the Group increased $4.4 million, or 7%, over 2008. Approximately $2.5 million of this increase is the result of the two new facilities the Group acquired in 2008 (one through a purchase and the other through a leasing arrangement). Those facilities were acquired in September of 2008 and therefore the prior year expenses only include four months for those facilities compared to a full year for 2009. Another $1.2 million of the increase is due to increased cost to dry the wet grain received during the fall harvest. The remainder of the increase is spread across several expense items and are primarily employee related costs and costs associated with growth. These expense increases were partially offset by a $2.5 million decrease in bad debt expense resulting from reserves taken in 2008 against specific customer receivables for contracts where grain was not delivered and the contracts were subsequently cancelled.
Interest expense for the Group decreased $9.3 million, or 50%, over 2008. The significant increase in commodity prices in 2008 required the Company to increase short-term borrowings to cover margin calls which was the main driver for the increased interest costs for the Group last year.
Equity in earnings of affiliates increased $13.4 million, or 333%, from 2008. Income from the Group’s investment in the three ethanol LLCs increased $16.5 million, primarily as a result of the significantly improved performance of TAME as decreasing corn and natural gas prices have improved margins for that entity. In addition, the Company’s share of income from The Andersons Albion Ethanol LLC’s business interruption claim from a fire at its facility was $1.3 million. Income from the Group’s investment in Lansing Trade Group LLC (“LTG”) decreased $3.0 million.
Rail Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$92,789	$133,898
Cost of sales	75,973	96,843

Gross profit	16,816	37,055
Operating, administrative and general	13,867	13,645
Interest expense	4,468	4,154
Other income, net	485	526

Operating income (loss)	$(1,034)	$19,782

Operating results for the Rail Group decreased $20.8 million over 2008. Leasing revenues decreased $14.6 million, or 16%, due to the significant decrease in utilization. Sales of railcars decreased $20.1 million, or 74%, over 2008. With so many cars in the industry idled, there is not the demand for cars that there was in 2008 and with fewer cars on the rail lines overall, the opportunities for business in the repair and fabrication shops has significantly decreased resulting in a $6.4 million decrease in sales in that business. Gross profit for the Group decreased $20.2 million, or 55%, and is the result of the decreased sales coupled with significantly increased storage costs as many cars remain idle. Storage expenses for the Group increased $3.0 million in 2009 compared to 2008.
Operating expenses remained relatively flat year-over-year. Interest expense for the Group increased slightly.
Plant Nutrient Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$491,293	$652,509
Cost of sales	431,874	618,519

Gross profit	59,419	33,990
Operating, administrative and general	45,955	41,598
Interest expense	3,933	5,616
Equity in earnings of affiliates	8	6
Other income, net	1,755	893

Operating income (loss)	$11,294	$(12,325)

Operating results for the Plant Nutrient Group increased $23.6 million over its 2008 results. Sales decreased $161.2 million, or 25%, over 2008 due to early 2008 price appreciation in fertilizer which caused the average price per ton sold for the year to be 33% higher than it was in 2009. As prices started to decline toward the end of 2008, and sales volume began to decrease, the Company was left with a large inventory position valued higher than the market. This resulted in lower-of-cost or market and contract adjustments in the amount of $97.2 million in 2008. As a result of these significant write-downs in 2008, the Group’s 2009 gross profit is a $25.4 million improvement over the prior year. Volume also increased 12% over 2008.
Operating expenses for the Group increased $4.4 million, or 10%, over 2008 due to the added expenses from the Group’s acquisitions during 2008 and 2009. Excluding the expenses from these three businesses, expenses decreased $2.7 million, primarily in bad debt expense, uninsured losses and performance incentives.
Interest expense decreased $1.7 million, or 30%, as the drop in fertilizer prices have resulted in less borrowing needs to cover working capital.
Other income for the Group increased $0.9 million over 2008 as a result of forfeited customer prepayments.
Turf & Specialty Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$125,306	$118,856
Cost of sales	99,849	94,152

Gross profit	25,457	24,704
Operating, administrative and general	20,424	21,307
Interest expense	1,429	1,522
Other income, net	1,131	446

Operating income	$4,735	$2,321

Operating results for the Turf & Specialty Group increased $2.4 million over its 2008 results. Sales increased $6.5 million, or 5%. Sales in the lawn fertilizer business increased $6.4 million, or 6%, due to a 20% increase in volume, partially offset by an 11% decrease in the average price per ton sold. Sales in the cob business remained flat. Gross profit for the Group increased $0.8 million, or 3%.
Operating expenses for the Group decreased $0.9 million, or 4%, over 2008, and is primarily related to decreased pension expense as a result of the freezing of the Company’s defined benefit plan.
Retail Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$161,938	$173,071
Cost of sales	114,928	121,945

Gross profit	47,010	51,126
Operating, administrative and general	49,575	50,089
Interest expense	961	886
Other income, net	683	692

Operating income (loss)	$(2,843)	$843

Operating results for the Retail Group decreased $3.7 million over its 2008 results. Sales decreased $11.1 million, or 6%, over 2008 and were experienced in all of the Group’s market areas. Customer counts decreased 2% and the average sale per customer decreased 4%. Gross profit decreased $4.1 million, or 8%, due to the decreased sales as well as a half a point decrease in gross margin percentage. As mentioned previously, the Group closed its Lima, Ohio store in the fourth quarter of 2009.

Operating expenses for the Group decreased $0.5 million, or 1%, in spite of $0.8 million in severance costs related to the closing of the Lima, Ohio store.
Other

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	4,652	3,310
Interest expense	534	394
Equity in earnings of affiliates	3
Other income (loss), net	1,958	(1,138)

Operating (loss)	$(3,225)	$(4,842)

Corporate operating, administrative and general expenses (costs not allocated back to the business units) increased $1.3 million, or 41%, over 2008 and relates primarily to increased charitable contributions and increased expenses for the Company’s deferred compensation plan. These increases were partially offset by a reduction of expenses related to the Company’s defined benefit plan as a result of the pension freeze announced during the third quarter of 2009. The increase in expenses related to the deferred compensation plan are offset by increases to other income as the assets invested in the plan performed better than the prior year.
As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $38.4 million for 2009 was 17% higher than the income attributable to The Andersons, Inc. of $32.9 million in 2008. Income tax expense of $21.9 million was recorded in 2009 at an effective rate of 36.4% which is an increase from the 2008 effective rate of 33.4% due primarily to certain Indiana state tax credits related to TACE that were a benefit to the Company in 2008.
Comparison of 2008 with 2007
Grain & Ethanol Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$2,411,144	$1,498,652
Cost of sales	2,300,190	1,419,285

Gross profit	110,954	79,367
Operating, administrative and general	60,281	49,641
Interest expense	18,667	8,739
Equity in earnings of affiliates	4,027	31,870
Other income, net	4,751	11,721
Minority interest in loss of subsidiary	2,803	1,356

Operating income	$43,587	$65,934

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
Operating expenses for the Group increased $10.6 million, or 21%, over 2007 and is related primarily to an increase in the allowance for doubtful accounts of $4.6 million for reserves taken against customer receivables for contracts where grain was not delivered and the contracts were subsequently cancelled. The remaining increase is spread across several expense items, primarily employee related costs, and is a result of growth. Interest expense for the Group increased $9.9 million, or 114%, over 2007. The significant increase in commodity prices earlier in the year and the need to cover margin requirements, which led to an increase in average borrowings, is the main driver for the increase in interest costs for the Group.
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
Rail Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$133,898	$129,932
Cost of sales	96,843	92,892

Gross profit	37,055	37,040
Operating, administrative and general	13,645	12,661
Interest expense	4,154	5,912
Other income, net	526	1,038

Operating income	$19,782	$19,505

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

Operating expenses for the Group increased $1.0 million, or 8%, over the prior year and relate primarily to the new rail shops. Interest expense for the Group continues to decrease as it pays off its long-term debt. The majority of the decrease in other income is related to a property insurance claim received in 2007 in the amount of $0.3 million.
Plant Nutrient Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$652,509	$466,458
Cost of sales	618,519	415,856

Gross profit	33,990	50,602
Operating, administrative and general	41,598	22,652
Interest expense	5,616	1,804
Equity in earnings (loss) of affiliates	6	(7)
Other income, net	893	916

Operating income (loss)	$(12,325)	$27,055

Operating results for the Plant Nutrient Group decreased $39.4 million over its 2007 results. Sales increased $186.1 million, or 40%, over 2007 due to earlier in the year price appreciation in fertilizer which caused the average price per ton sold for the year to be 71% higher than it was in 2007. As prices started to decline during the last several months of 2008 and sales volume decreased, the Company was left with a large inventory position valued higher than the market. This resulted in lower-of-cost or market and contract adjustments in the amount of $97.2 million. The price appreciation earlier in the year accompanied with the charges taken later in the year as prices fell, have contributed to the decrease in gross profit of $16.6 million and a decrease in gross profit per ton sold of 24%.
Operating expenses for the Group increased $18.9 million, or 84%, over 2007. The Group’s acquisitions during 2008 contributed to $11.9 million of the increase. Maintenance expenses increased $1.5 million due to delays in projects in the prior year that were performed in 2008. The remaining increase in operating expenses is spread amongst several items.
Interest expense increased $3.8 million, of which, $0.4 million relates to interest on debt assumed in its acquisitions. The remaining increase is the result of a higher use of working capital due to higher fertilizer prices earlier in the year.
Turf & Specialty Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$118,856	$103,530
Cost of sales	94,152	83,792

Gross profit	24,704	19,738
Operating, administrative and general	21,307	18,606
Interest expense	1,522	1,475
Other income, net	446	438

Operating income	$2,321	$95

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
Operating expenses for the Group increased $2.7 million, or 15%, over 2007, and are up in many areas, primarily related to the new Contec DG plant.
Retail Group

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$173,071	$180,487
Cost of sales	121,945	127,522

Gross profit	51,126	52,965
Operating, administrative and general	50,089	52,791
Interest expense	886	875
Other income, net	692	840

Operating income	$843	$139

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
Other

	Year ended December 31,
	2008	2007

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	3,310	13,402
Interest expense (income)	394	243
Other income (loss), net	(1,138)	6,778

Operating (loss)	$(4,842)	$(6,867)

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
As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $32.9 million for 2008 was 52% lower than the pretax income of $68.8 million in 2007. Income tax expense of $16.5 million was recorded in 2008 at an effective rate of 33.4% which is a decrease from the 2007 effective rate of 35% due primarily to certain Indiana state tax credits related to TACE.

Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $180.2 million in 2009, a decrease of $98.4 million from cash provided by operations of $278.7 million in 2008. The significant amount of operating cash flows in 2008 relates primarily to a decrease in the amount of margin call requirements as commodity prices dropped from the unprecedented highs experiences in 2007. Net working capital at December 31, 2009 was $307.7 million, a decrease of $23.0 million from December 31, 2008.
The Company received net income tax refunds of $24.2 million for the year ended December 31, 2009, compared to $49.7 million of income tax payments made in 2008. The Company makes quarterly tax payments based on full-year estimated income. Through the first nine months of 2008, the Company anticipated significantly higher earnings and were making quarterly income payments accordingly. In the fourth quarter of 2008, the market price of fertilizer decreased dramatically requiring the Company to record lower-of-cost-or market adjustments on its inventory and purchase commitments in the amount of $97.2 million. The significantly decreased earnings resulted in lower income taxes due and as of December 31, 2008 the Company had over-paid its income tax liability for the year. The majority of this over-payment was refunded in the first quarter of 2009.
Investing Activities
Total capital spending for 2009 on property, plant and equipment within the Company’s base business was $16.6 million, which includes $6.6 million in the Plant Nutrient Group, $6.2 million in the Grain & Ethanol Group, $1.3 million in the Turf & Specialty Group, $1.2 million in the Retail Group, $0.3 million in the Rail Group and $1.0 million in Corporate purchases.
In addition to spending on conventional property, plant and equipment, the Company spent $25.0 million in 2009 for the purchase of railcars and capitalized modifications on railcars, partially offset by proceeds from the sales and dispositions of railcars of $8.5 million.
In August 2009, the Company acquired 100% of the assets of the Fertilizer Division of Hartung Brothers, Inc. (“HBI”). The final purchase price was $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota. This acquisition enhances the core business of the Company’s Plant Nutrient Group and extends their market beyond the eastern corn-belt.
The Company expects to spend approximately $55 million in 2010 on conventional property, plant and equipment, including additions and enhancements to existing facilities, and an additional $75 million for the purchase and capitalized modifications of railcars with related sales or financings of $72 million.
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was amended in April 2009, to provide the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. The Company had nothing drawn on its short-term line of credit at either December 31, 2009 or 2008. Peak borrowing on the line of credit during 2009 was $92.7 million on February 6th. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and limitations on additional debt. The Company was in compliance with all such covenants at December 31, 2009. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.

The Company paid $0.0775 per common share for the dividends paid in January and April 2008, $0.085 per common share for the dividends paid in July and October 2008 and January 2009, $0.0875 per common share for the dividends paid in April, July and October 2009 and January 2010. During 2009, the Company issued approximately 171,000 shares to employees and directors under its share compensation plans. In addition, the Company repurchased approximately 20,000 shares during the first quarter of 2009 for $0.2 million.
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
The recent volatility in the capital and credit markets has had a significant impact on the economy. Despite this volatile and challenging economic environment, the Company has continued to have good access to the credit markets. The Company’s short-term credit facility has a three year commitment and expires in September 2011. In the unlikely event that the Company were faced with a situation where it was not able to access the capital markets (including through the renewal of its line of credit), the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At December 31, 2009, the Company had $560.9 million available under its lines of credit.

Contractual Obligations
Future payments due under contractual obligations at December 31, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	3-5 years	years	Total

Long-term debt (a)	$5,855	$116,608	$22,444	$149,704	$294,611
Long-term debt non-recourse (a)	5,080	8,906	10,364	—	24,350
Interest obligations (b)	16,605	24,352	18,072	16,693	75,722
Uncertain tax positions	361	232	28	—	621
Operating leases (c)	25,849	37,699	17,232	22,905	103,685
Purchase commitments (d)	973,636	99,581	2,080	726	1,076,023
Other long-term liabilities (e)	7,162	2,478	2,661	7,119	19,420

Total contractual cash obligations	$1,034,548	$289,856	$72,881	$197,147	$1,594,432

(a)	The Company is subject to various loan covenants as highlighted previously. Although the Company is in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

(b)	Future interest obligations are calculated based off of interest rates in effect as of December 31, 2009 for the Company’s variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.

(c)	Approximately 84% of the operating lease commitments above relate to 7,514 railcars and 14 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.

(c)	Includes the amounts related to purchase obligations in the Company’s operating units, including $745 million for the purchase of grain from producers and $287 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See narrative description of business for the Grain & Ethanol Group in Item 1 of this Annual Report on Form 10-K for further discussion.

(d)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2010 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2014 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2010 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $14.1 million at December 31, 2009.
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

The following table describes the railcar and locomotive positions of the Rail Group at December 31, 2009.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet – current	55
Owned-railcar assets leased to others	On balance sheet – non-current	13,930
Railcars leased from financial intermediaries	Off balance sheet	7,514
Railcars – non-recourse arrangements	Off balance sheet	2,181

Total Railcars		23,680

Locomotive assets leased to others	On balance sheet – non-current	28
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	14
Locomotives – non-recourse arrangements	Off balance sheet	78

Total Locomotives		124

In addition, the Company manages approximately 755 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $87.0 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding eleven years. The Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk. Refer to Note 10 to the Company’s consolidated financial statements for more information on the Company’s leasing activities.
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
Grain Inventories and Commodity Derivative Contracts
The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the Chicago Mercantile Exchange (adjusted primarily for transportation costs); and the Company’s grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives governed by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its assessment of nonperformance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income. If management used different methods or factors to estimate fair value or if there were changes in economic circumstances or deterioration of the financial condition of the counterparties to the contracts, the amounts reported as inventories, commodity derivative assets and liabilities and sales and merchandising revenues could differ. At December 31, 2009 and 2008, the Company had $2.1 million and $0.8 million, respectively, of fair value allowances relating to non-performance risk.
Impairment of Long-Lived Assets and Equity Method Investments
The Company’s various business segments are each highly capital intensive and require significant investment in facilities and / or railcars. In addition, the Company has a limited amount of intangible assets and goodwill (described more fully in Note 5 to the Company’s consolidated financial statements in Item 8) that it acquired in various business combinations. Whenever changing conditions warrant, the Company assesses whether the realizability of the Company’s impacted tangible and intangible assets may be impaired. Although the Company has experienced a significant decline in utilization in its railcar business, due to the nature of these long-lived assets (low carrying values and 17 year average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur.
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
The Company also holds investments in limited liability companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company’s carrying value which is other than temporary. At December 31, 2009, the Company’s total investment in entities accounted for under the equity method was $157.4 million.
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
Employee Benefit Plans
The Company provides all full-time, non-retail employees with pension benefits and full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including interest rates used to discount certain liabilities, rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and the Company could recognize different amounts of expense over future periods. In 2009, the Company’s defined benefit pension plans were frozen effective July 1, 2010.
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

	December 31,
(in thousands)	2009	2008

Net long (short) position	$3,848	$(325)
Market risk	385	(33)
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

	December 31,
(in thousands)	2009	2008

Fair value of long-term debt and interest rate contracts	$327,412	$356,776
Fair value in excess of (less than) carrying value	6,688	(7,342)
Market risk	(3,344)	9,899

Item 8.	Financial Statements and Supplementary Data
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
of The Andersons, Inc.:
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. has an investment in and accounts for under the equity method of accounting, and for which The Andersons, Inc. recorded $5.781 million and $8.776 million of equity in earnings of affiliates for the years ended December 31, 2009 and December 31, 2008, respectively. The financial statements of Lansing Trade Group, LLC as of December 31, 2009 and December 31, 2008 and for each the years then ended were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements of The Andersons, Inc. as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009 and December 31, 2008 expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interest in 2009.
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
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Lansing Trade Group, LLC
Overland Park, Kansas
We have audited the consolidated balance sheet of Lansing Trade Group, LLC and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income, members’ equity and cash flows for the year then ended (not included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
As disclosed in Note 1, during 2009 the Company changed its method of presentation of certain derivative instruments and adopted new accounting guidance applicable to the reporting of noncontrolling interests.

/s/ Crowe Chizek and Company LLP Crowe Chizek and Company LLP
Elkhart, Indiana
February 19, 2010

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per common share data)	2009	2008	2007

Sales and merchandising revenues	$3,025,304	$3,489,478	$2,379,059
Cost of sales and merchandising revenues	2,769,798	3,231,649	2,139,347

Gross profit	255,506	257,829	239,712

Operating, administrative and general expenses	199,116	190,230	169,753
Interest expense	20,688	31,239	19,048
Other income:
Equity in earnings of affiliates	17,463	4,033	31,863
Other income — net	8,331	6,170	21,731

Income before income taxes	61,496	46,563	104,505
Income tax provision	21,930	16,466	37,077

Net income	39,566	30,097	67,428
Net (income) loss attributable to the noncontrolling interest	(1,215)	2,803	1,356

Net income attributable to The Andersons, Inc.	$38,351	$32,900	$68,784

Per common share:
Basic earnings	$2.10	$1.82	$3.85

Diluted earnings	$2.08	$1.79	$3.75

Dividends paid	$0.3475	$0.325	$0.220

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$145,929	$81,682
Restricted cash	3,123	3,927
Accounts and notes receivable, less allowance for doubtful accounts of $8,753 in 2009; $13,584 in 2008	137,195	126,255
Margin deposits, net	27,012	13,094
Inventories	407,845	436,920
Commodity derivative assets — current	24,255	84,919
Deferred income taxes	13,284	15,338
Prepaid expenses and other current assets	28,180	93,827

Total current assets	786,823	855,962
Other assets:
Commodity derivative assets — noncurrent	3,137	3,662
Other assets and notes receivable, less allowance for doubtful notes receivable of $7,950 in 2009; $134 in 2008	25,629	12,433
Investments in and advances to affiliates	157,360	141,055

	186,126	157,150
Railcar assets leased to others, net	179,154	174,132
Property, plant and equipment, net	132,288	121,529

Total assets	$1,284,391	$1,308,773

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable for grain	$234,396	$216,307
Other accounts payable	110,658	97,770
Customer prepayments and deferred revenue	56,698	55,953
Commodity derivative liabilities — current	24,871	67,055
Accrued expenses and other current liabilities	41,563	60,437
Current maturities of long-term debt — non-recourse	5,080	13,147
Current maturities of long-term debt	5,855	14,594

Total current liabilities	479,121	525,263
Deferred income and other long-term liabilities	16,051	12,977
Commodity derivative liabilities — noncurrent	830	3,706
Employee benefit plan obligations	24,949	35,513
Long-term debt — non-recourse, less current maturities	19,270	40,055
Long-term debt, less current maturities	288,756	293,955
Deferred income taxes	49,138	32,197

Total liabilities	878,115	943,666

Shareholders’ equity:
Common shares, without par value, 25,000 shares authorized; 19,198 shares issued	96	96
Preferred shares, without par value, 1,000 shares authorized; none issued	—	—
Additional paid-in capital	175,477	173,393
Treasury shares, at cost (918 in 2009; 1,069 in 2008)	(15,554)	(16,737)
Accumulated other comprehensive loss	(25,314)	(30,046)
Retained earnings	258,662	226,707

Total shareholders’ equity of The Andersons, Inc.	393,367	353,413
Noncontrolling interest	12,909	11,694

Total shareholders’ equity	406,276	365,107

Total liabilities and shareholders’ equity	$1,284,391	$1,308,773

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2009	2008	2007

Operating activities
Net income	$39,566	$30,097	$67,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,020	29,767	26,253
Bad debt expense	4,973	8,710	3,267
Equity in earnings of unconsolidated affiliates, net of distributions received	(15,105)	19,307	(23,583)
Gains on sales of railcars and related leases	(1,758)	(4,040)	(8,103)
Excess tax benefit from share-based payment arrangement	(566)	(2,620)	(5,399)
Deferred income taxes	16,430	4,124	5,274
Gain from pension plan curtailment	(4,132)	—	—
Stock based compensation expense	2,747	4,050	4,374
Gain on donation of equity securities	—	—	(4,773)
Lower of cost or market inventory and contract adjustment	2,944	97,268	—
Other	186	58	1,734
Changes in operating assets and liabilities:
Accounts and notes receivable	(15,259)	(23,460)	(21,826)
Inventories	32,227	3,074	(206,447)
Commodity derivatives and margin deposits	2,211	102,818	(79,534)
Prepaid expenses and other assets	62,242	(56,939)	(12,849)
Accounts payable for grain	18,089	72,648	47,564
Other accounts payable and accrued expenses	(574)	(6,198)	48,225

Net cash provided by (used in) operating activities	180,241	278,664	(158,395)
Investing activities
Acquisition of businesses, net of cash acquired	(30,480)	(18,920)	—
Purchases of property, plant and equipment	(16,560)	(20,315)	(20,346)
Purchases of railcars	(24,965)	(97,989)	(56,014)
Proceeds from sale and disposition of railcars and related leases	8,453	68,456	47,263
Proceeds from sale of property, plant and equipment and other	1,343	(21)	1,847
Proceeds received from minority interest	—	2,278	13,575
Investment in affiliates	(1,200)	(41,450)	(36,249)

Net cash used in investing activities	(63,409)	(107,961)	(49,924)
Financing activities
Net increase (decrease) in short-term borrowings	—	(245,500)	170,500
Proceeds from issuance of long-term debt	9,523	220,827	56,892
Proceeds from issuance of non-recourse, securitized long-term debt	—	—	835
Payments of long-term debt	(23,497)	(65,293)	(9,999)
Payments of non-recourse, securitized long-term debt	(28,852)	(16,797)	(15,831)
Payment of debt issuance costs	(4,500)	(2,283)	—
Purchase of treasury stock	(229)	(924)	—
Proceeds from issuance of treasury shares under stock compensation plans	750	1,914	3,354
Excess tax benefit from share-based payment arrangement	566	2,620	5,399
Dividends paid	(6,346)	(5,885)	(3,929)

Net cash (used in) provided by financing activities	(52,585)	(111,321)	207,221

Increase (decrease) in cash and cash equivalents	64,247	59,382	(1,098)
Cash and cash equivalents at beginning of year	81,682	22,300	23,398

Cash and cash equivalents at end of year	$145,929	$81,682	$22,300

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balances at January 1, 2007	$96	$159,941	$(16,053)	$(9,735)	$135,926	—	$270,175

Net income					68,784	(1,356)	67,428
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,102)				5,281			5,281
Cash flow hedge activity (net of income tax of $149)				(254)			(254)
Unrealized gains on investment (net of income tax of $305)				519			519
Disposal of equity securities (net of income tax of $1,766)				(3,008)			(3,008)

Comprehensive income							69,966
Impact of adoption of ASC 70					(383)		(383)
Proceeds received from minority investor						13,575	13,575
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $5,567 (297 shares)		8,345	(617)				7,728
Dividends declared ($0.25 per common share)					(4,478)		(4,478)

Balances at December 31, 2007	96	168,286	(16,670)	(7,197)	199,849	12,219	356,583

Net income					32,900	(2,803)	30,097
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $12,968)				(22,328)			(22,328)
Cash flow hedge activity (net of income tax of $0.3)				(521)			(521)

Comprehensive income							7,248
Purchase of treasury shares (77 shares)			(924)				(924)
Proceeds received from minority investor						2,278	2,278
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,485 (203 shares)		5,107	857				5,964
Dividends declared ($0.3325 per common share)					(6,042)		(6,042)

Balances at December 31, 2008	96	173,393	(16,737)	(30,046)	226,707	11,694	365,107

Net income					38,351	1,215	39,566
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $2,431)				4,491			4,491

Cash flow hedge activity (net of income tax of $0.1)				241			241

Comprehensive income							44,298
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $826 (171 shares)		2,084	1,412				3,496
Dividends declared ($0.3475 per common share)					(6,396)		(6,396)

Balances at December 31, 2009	$96	$175,477	$(15,554)	$(25,314)	$258,662	$12,909	$406,276

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
In the opinion of management, all adjustments consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. The Company has evaluated subsequent events through the date of issuance, which is February 26, 2010.
ASC 810 became effective for the Company during the first quarter of 2009 and established the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The noncontrolling interest in a subsidiary is presented within equity, separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and the noncontrolling interest must be clearly identified and presented on the face of the income statement with the caption “net income” being defined as net income attributable to the consolidated group. Prior periods have been revised to reflect the current presentation.
Certain balance sheet items have been reclassified from their prior presentation to conform to the current year presentation. These reclassifications are not considered material and had no effect on the income statement, statement of shareholders’ equity, current assets, current liabilities, or operating cash flows as previously reported.
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

Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered.
Inventories and Commodity Derivatives
The Company’s operating results can be affected by changes to commodity prices. To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures and options contracts as well as over-the-counter contracts for ethanol, corn, soybeans, wheat and oats. All of these contracts are considered derivatives. The Company records these commodity contracts on the balance sheet as assets or liabilities as appropriate, and accounts for them at fair value using a daily mark-to-market method, the same method it uses to value grain inventory. Management determines fair value based on exchange-quoted prices, adjusted for differences in local markets, and in the case of derivatives, also considers non-performance risk. Company policy limits the Company’s “unhedged” grain position (the amount of grain, either owned or contracted for, that is not offset by a derivative contract for the sale of grain+). While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards. Additional information about the fair value of the Company’s commodity derivatives is presented in Note 4 to the consolidated financial statements.
All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method.
Master Netting Arrangements
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At December 31, 2009 and December 31, 2008, the margin deposit assets and margin deposit liabilities consisted of the following:

	December 31, 2009		December 31, 2008
	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities
Collateral paid	$40,190	$2,228	$26,023	$—
Collateral received	—	—	—	(5,858)
Fair value of derivatives	(13,178)	(4,193)	(12,929)	4,080

Balance at end of period	$27,012	$(1,965)	$13,094	$(1,778)

Marketing Agreement
The Company has negotiated a marketing agreement that covers certain of its grain facilities (some of which are leased from Cargill). Under this five-year amended and restated agreement (ending in May 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared 50/50 with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill (if required) at the end of the contract . The Company recognizes its share of income every month and accrues for any payment owed Cargill.
Derivatives — Interest Rate and Foreign Currency Contracts
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has a long-term interest rate swap recorded in other long-term liabilities and a foreign currency collar recorded in other assets and has designated them as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which we do not apply hedge accounting are recorded on the balance sheet in prepaid expenses and other assets or current and long-term liabilities, as appropriate, and changes in fair value are recognized currently in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense in line with the cash flows associated with underlying hedged item.
Railcars
The Company’s Rail Group purchases, leases, markets and manages railcars for third parties and for internal use. Railcars to which the Company holds title are shown on the balance sheet in one of two categories — prepaid expenses and other current assets (for railcars that are available for sale) or railcar assets leased to others. Railcars leased to others, both on short- and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.
Railcars have statutory lives of either 40 or 50 years (measured from the date built) depending on type and year built and are depreciated based on 80% of the railcars remaining useful life.
Property, Plant and Equipment
Property, plant and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements and leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement; buildings and storage facilities — 20 to 30 years; machinery and equipment — 3 to 20 years; and software — 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.
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
Accounts Payable for Grain
Accounts payable for grain includes certain amounts related to grain purchases for which, even though we have taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which we value our inventory. At December 31, 2009 and 2008, the amount of accounts payable for grain computed on the basis of market prices was $56.9 million and $71.0 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.
Deferred Compensation Liability
Included in accrued expenses are $5.3 million and $4.2 million at December 31, 2009 and 2008, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s qualified defined contribution plan. Assets funding this plan are recorded at fair value and are equal to the value of this liability. This plan has no impact on income.
Revenue Recognition
Sales of grain and ethanol are primarily recognized at the time of shipment, which is when title and risk of loss transfers to the customer. Direct ship grain sales (where the Company never takes physical possession of the grain) are recognized when the grain arrives at the customer’s facility. Revenues from other grain and ethanol merchandising activities are recognized as services are provided; grain inventory as well as commodity derivative gains and losses are recognized into revenue on a daily basis when these positions are marked-to-market. Sales of other products are recognized at the time title and risk of loss transfers to the customer, which is generally at the time of shipment or, in the case of retail store sales, when the customer takes possession of the goods. Revenues for all other services are recognized as the service is provided.
Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales to financial intermediaries of owned railcars which are subject to an operating lease (with the Company being the lessor in such operating leases prior to the sale, referred to as a “non-recourse transaction”) are recognized as revenue on the date of sale if the Company does not maintain substantial risk of ownership in the sold railcars. Revenues recognized related to these non-recourse transactions totaled $3.8 million in 2009 and $22.3 million in both 2008 and 2007. Revenue related to railcar servicing and maintenance contracts is recognized over the term of the lease or service contract.
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
Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues. In all cases, revenues are recognized only if collectibility is reasonably assured at the time the revenue is recorded.
Rail Lease Accounting
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
The Company expenses operating lease payments on a straight-line basis over the lease term.
Income Taxes
Income tax expense for each period includes current tax expense (income taxes related to current year activity) plus the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable, as applicable.
Accumulated Other Comprehensive Loss
The balance in accumulated other comprehensive loss at December 31, 2009 and 2008 consists of the following:

	December 31,
	2009	2008

Unrecognized actuarial loss and prior service costs	$(24,370)	$(28,862)
Cash flow hedges	(944)	(1,184)

	$(25,314)	$(30,046)

Research and Development
Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty Group. The Company expended approximately $1.4 million, $0.5 million and $0.6 million on research and development activities during 2009, 2008 and 2007, respectively. In 2008, the Company, along with several partners, was awarded a $5 million grant from the Ohio Third Frontier Commission. The grant is for the development and commercialization of advanced granules and other emerging technologies to provide solutions for the economic health and environmental concerns of today’s agricultural industry. For the years ended December 31, 2009 and 2008, the Company received $0.9 million and $0.1 million, respectively, as part of this grant.
Advertising
Advertising costs are expensed as incurred. Advertising expense of $4.0 million, $4.2 million and $4.4 million in 2009, 2008, and 2007, respectively, is included in operating, administrative and general expenses.
Earnings per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The two-class method became effective for the Company for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of the two class method did not reduce the reported amounts of basic or diluted earnings per share for year ended December 31, 2008 or the diluted earnings per share of the year ended December 31, 2007. The adoption of the two class method did reduce the reported amount of basic earnings per share for the year ended December 31, 2007 by $0.01 per share.

	Year ended
	December 31,
(in thousands)	2009	2008	2007

Net income attributable to The Andersons, Inc.	$38,351	$32,900	$68,784
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	122	90	138

Earnings available to common shareholders	$38,229	$32,810	$68,646

Earnings per share — basic:
Weighted average shares outstanding — basic	18,190	18,068	17,833
Earnings per common share — basic	$2.10	$1.82	$3.85

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,190	18,068	17,833
Effect of dilutive options	179	295	460
Weighted average shares outstanding — diluted	18,369	18,363	18,293
Earnings per common share — diluted	$2.08	$1.79	$3.75
There were no antidilutive equity instruments at December 31, 2009, 2008 or 2007.
New Accounting Standards
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
In June 2009, the FASB issued ASC 810 “Consolidation”. ASC 810 amends the analysis an entity must perform to determine if it has a controlling financial interest in a variable interest entity (“VIE”). ASC 810 provides that the primary beneficiary of a VIE must have both of the following characteristics:
•	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.

•	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
ASC 810 is effective for the Company beginning January 1, 2010. The Company is in the process of finalizing its analysis, but currently has not identified any impact of this standard to the Company’s historical conclusions or its financial statements.
2. Business Acquisitions
On August 1, 2009, the Company acquired the assets of the Fertilizer Division of Hartung Brothers, Inc. (“HBI”) for a purchase price of $30.5 million. HBI is a regional wholesale supplier of liquid fertilizers with six facilities located in Wisconsin and Minnesota. The goodwill recognized as a result of this acquisition is $4.3 million as it enhances the core business of the Company’s Plant Nutrient Group and extends their market beyond the eastern corn belt.
The summarized purchase price allocation is as follows:

Inventory	$6,096
Customer list	3,500
Supply agreement	4,100
Goodwill	4,304
Property, plant and equipment	12,466
Other	14

Total purchase price	$30,480

Both the customer list and the supply agreement are being amortized over 10 years.
3. Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The Company has marketing agreements with three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2009, 2008 and 2007, revenues recognized for the sale of ethanol were $402.1 million, $454.6 million and $257.6 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates 100% of the corn used in production for each ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2009, 2008 and 2007, revenues recognized for the sale of corn under these agreements were $404.2 million, $411.2 million and $149.8 million, respectively. As part of the corn origination agreements, the Company also markets the ethanol co-product distillers’ dried grain (“DDG”) produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities, however, as part of the agreement, the Company guarantees payment by the customer for DDG sales where the Company has identified the buyer. At December 31, 2009, the three ethanol entities had a combined receivable balance for DDG of $5.1 million, of which only $9 thousand was more than thirty days past due. The Company has concluded that the fair value of this guarantee is not material.
In January 2003, the Company became a minority investor in Lansing Trade Group LLC (“LTG”). LTG was formed in 2002 and focuses on trading commodity contracts as well as trading related to the energy and biofuels industry. As a result of share redemptions by LTG, the Company’s interest in LTG increased to 51% during the fourth quarter of 2009. Even though the Company holds a majority of the outstanding shares, all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the operating agreement between LTG and its owners, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
In 2005, the Company became a minority investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-product distillers dried grains (“DDG”) at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Albion, Michigan grain facility to TAAE. The Company current holds a 49% interest in TAAE.
In 2006, the Company became a minority investor in The Andersons Clymers Ethanol LLC (“TACE”). TACE is a also a producer of ethanol and its co-product DDG at a 110 million gallon-per-year ethanol production facility in Clymers, Indiana. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Clymers, Indiana grain facility to TACE.
In 2006, the Company became a 50% investor in The Andersons Marathon Ethanol LLC (“TAME”). TAME is also a producer of ethanol and its co-product DDG at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company, for which a third party owns 34% of the shares. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. In 2009 TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest.
The balance in retained earnings at December 31, 2009 that represents undistributed earnings of the Company’s equity method investments is $25.3 million

The following table presents aggregate summarized financial information of LTG, TAAE, TACE and TAME as they qualified as significant subsidiaries for the previous periods. There were no equity method investments that qualified as a significant subsidiary for the year ended December 31, 2009.

	December 31,
(in thousands)	2009	2008	2007

Sales	$3,436,192	$5,032,466	$3,879,659
Gross profit	106,755	86,522	129,729
Income from continuing operations	37,610	16,935	81,289
Net income	37,927	16,914	81,289

Current assets	472,385	570,747
Non-current assets	363,779	356,530
Current liabilities	372,743	471,853
Non-current liabilities	121,927	150,717
Noncontrolling interest	25,059	14,506
The following table summarizes income earned from the Company’s equity method investees by entity.

	% ownership at
	December 31, 2009		December 31,
(in thousands)	(direct and indirect)	2009	2008	2007

The Andersons Albion Ethanol LLC	49%	$5,735	$2,534	$11,228
The Andersons Clymers Ethanol LLC	37%	2,965	8,112	7,744
The Andersons Marathon Ethanol LLC	50%	2,936	(15,511)	(1,950)
Lansing Trade Group LLC	51%	5,781	8,776	15,258
Other	5%-33%	46	122	(417)

Total		$17,463	$4,033	$31,863

The follow table presents the Company’s investment balance in each of its equity method investees by entity.

	December 31,
(in thousands)	2009	2008

The Andersons Albion Ethanol LLC	$28,911	$25,299
The Andersons Clymers Ethanol LLC	33,705	30,805
The Andersons Marathon Ethanol LLC	33,813	29,777
Lansing Trade Group LLC	59,648	54,025
Other	1,283	1,149

Total	$157,360	$141,055

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2009	2008	2007

Sales and revenues	$474,724	$541,448	$290,423
Purchases of product	411,423	428,067	248,375
Lease income (a)	5,442	5,751	4,884
Labor and benefits reimbursement (b)	10,195	9,800	6,358
Accounts receivable at December 31 (c)	13,641	9,773	8,985
Accounts payable at December 31 (d)	18,069	19,084	7,607

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs in which the Company has investments in.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(c)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(d)	Accounts payable represents amounts due to related parties for purchases of ethanol.
4. Fair Value Measurements
Generally accepted accounting principles defines fair value as an exit price and also establishes a framework for measuring fair value. An exit price represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy should be used, which prioritizes the inputs used in measuring fair value as follows:
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008.

(in thousands)	December 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$145,929	$—	$—	$145,929
Commodity derivatives, net	—	(257)	1,948	1,691
Net margin deposit assets	28,836	(1,824)	—	27,012
Net margin deposit liabilities	—	(1,965)	—	(1,965)
Other assets and liabilities (a)	8,441	—	(1,763)	6,678

Total	$183,206	$(4,046)	$185	$179,345

(in thousands)		December 31, 2008
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$81,682	$—	$—	$81,682
Commodity derivatives, net	—	12,706	5,114	17,820
Net margin deposit assets	13,094	—	—	13,094
Net margin deposit liabilities	—	(1,778)	—	(1,778)
Other assets and liabilities (a)	13,303	—	(2,367)	10,936

Total	$108,079	$10,928	$2,747	$121,754

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives and deferred compensation assets. At December 31, 2008, other assets and liabilities included assets held in a VEBA for healthcare benefits. The VEBA was closed in 2009.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2009		2008
	Interest	Commodity	Interest	Commodity
	rate	derivatives,	rate	derivatives,
(in thousands)	derivatives	net	derivatives	net

Asset (liability) at December 31,	$(2,367)	$5,114	$(1,167)	$5,561
Unrealized gains (losses) included in earnings	158	(2,944)	(526)	(246)
Unrealized loss included in other comprehensive income	354	—	(836)	—
New contracts entered into	92	—	162	—
Transfers from level 2	—	416	—	5,193
Contracts cancelled, transferred to accounts receivable	—	(638)	—	(5,394)

Asset (liability) at December 31,	$(1,763)	$1,948	$(2,367)	$5,114
The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of contracts with producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Mercantile Exchange (“CME”) or the New York Mercantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, we do not view non-performance risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where the Company believes that nonperformance risk is higher (based on past or present experience with a customer or knowledge of the customer’s operations or financial condition), the Company classifies these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of these contracts.
Net margin deposit assets reflect the fair value of the futures and options contracts that the Company has through the CME, net of the cash collateral that the Company has in its margin account with them.
Net margin deposit liabilities reflect the fair value of the Company’s over-the-counter contracts in a liability position with various financial institutions, net of the cash collateral that the Company has in its margin account with them. While these contracts themselves are not exchange-traded, the fair value of these contracts is estimated by reference to similar exchange-traded contracts. We do not consider nonperformance risk or credit risk on these contracts to be material. This determination is based on credit default rates, credit ratings and other available information.

5. Details of Certain Financial Statement Accounts
Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2009	2008

Grain	$268,648	$223,107
Agricultural fertilizer and supplies	80,194	144,536
Lawn and garden fertilizer and corncob products	32,036	38,011
Retail merchandise	24,066	27,579
Railcar repair parts	2,601	3,317
Other	300	370

	$407,845	$436,920

Intangible assets and goodwill
The Company’s intangible assets are included in other assets and are as follows:

		Original	Accumulated	Net Book
(in thousands)	Group	Cost	Amortization	Value

December 31, 2009
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,267	$195
Acquired customer list	Plant Nutrient	3,846	251	3,595
Acquired non-compete agreement	Plant Nutrient	1,250	344	906
Acquired marketing agreement	Plant Nutrient	1,604	439	1,165
Acquired supply agreement	Plant Nutrient	4,846	386	4,460
Patents and other	Various	943	275	668

		$15,951	$4,962	$10,989

December 31, 2008
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,165	$297
Acquired customer list	Plant Nutrient	346	36	310
Acquired non-compete agreement	Plant Nutrient	1,200	100	1,100
Acquired marketing agreement	Plant Nutrient	1,604	185	1,419
Acquired supply agreement	Plant Nutrient	746	86	660
Patents and other	Various	943	192	751

		$8,301	$3,764	$4,537

Amortization expense for intangible assets was $1.2 million, $1.1 million and $0.7 million for 2009, 2008 and 2007, respectively. Expected future annual amortization expense is as follows: 2010 through 2012 — $1.5 million per year; 2013 — $1.4 million; and 2014 — $1.1 million.
The Company also has goodwill of $5.9 million included in other assets. Goodwill includes $0.1 million in the Grain & Ethanol Group, $5.1 million in the Plant Nutrient Group and $0.7 million in the Turf & Specialty Group.

Goodwill is tested annually for impairment. There were no goodwill impairment charges for any of the periods presented.
Property, plant and equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2009	2008

Land	$15,191	$14,524
Land improvements and leasehold improvements	42,495	39,040
Buildings and storage facilities	129,625	119,174
Machinery and equipment	162,810	151,401
Software	10,202	8,899
Construction in progress	2,624	6,597

	362,947	339,635
Less accumulated depreciation and amortization	230,659	218,106

	$132,288	$121,529

Depreciation expense on property, plant and equipment amounted to $17.4 million, $14.6 million and $12.5 million in 2009, 2008 and 2007, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2009	2008

Railcar assets leased to others	$241,681	$224,691
Less accumulated depreciation	62,527	50,559

	$179,154	$174,132

Depreciation expense on railcar assets leased to others amounted to $14.1 million, $12.2 million and $12.4 million in 2009, 2008 and 2007, respectively.
6. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks. The current arrangement, which was initially entered into in 2002 and most recently amended in April 2009, provides the Company with $490 million in short-term lines of credit and $85 million in long-term lines of credit. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $14.1 million at December 31, 2009. This agreement expires in September 2011. At both December 31, 2009 and 2008, there were no borrowings outstanding under the line of credit. Borrowings under the lines of credit bear interest at variable interest rates, which are based on LIBOR, the prime rate or the federal funds rate, plus a spread. The terms of the borrowing agreement provide for annual commitment fees.

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2009	2008	2007

Maximum amount borrowed	$92,700	$666,900	$321,500

Weighted average interest rate	2.89%	3.48%	5.69%
7. Long-Term Debt
Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2009	2008

Note payable, 4.8%, payable at maturity, due 2011	$92,000	$92,000
Note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Note payable, 6.78%, payable at maturity due 2018	41,500	41,500
Note payable, 6.46%, payable $143 monthly, due 2012 (a)	11,252	12,568
Note payable, 6.95%, payable $317 quarterly plus interest	—	8,856
Note payable, variable rate (0.5% at December 31, 2009), payable in increasing amounts ($850 annually at December 31, 2009) plus interest, due 2023 (a)	15,440	16,240
Note payable, variable rate (1.04% at December 13, 2009), payable $58 monthly plus interest, due 2016 (a)	11,550	12,250
Note payable, 6.48%, payable $291 quarterly, due 2016 (a)	6,607	7,475
Note payable, 4.64%, payable $67 monthly	—	1,969
Note payable, 4.60%, payable $235 quarterly	—	4,726
Note payable, 8.5%, payable $15 monthly, due 2016	1,309	1,372
Industrial development revenue bonds:
Variable rate (0.35% at December 31, 2009), due 2019	4,650	4,650
Variable rate (0.67% at December 31, 2009), due 2025	3,100	3,100
Debenture bonds, 5.00% to 8.00%, due 2010 through 2019	45,595	39,465
Other notes payable and bonds	108	878

	294,611	308,549
Less current maturities	5,855	14,594

	$288,756	$293,955

(a)	debt is collateralized by first mortgages on certain facilities and related equipment with a book value of $26.5 million
At December 31, 2009, the Company had $3.9 million of five-year term debenture bonds bearing interest at 5.0% and $1.0 million of ten-year term debenture bonds bearing interest at 6.0% available for sale under an existing registration statement.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to:
•	maintain minimum working capital of $55.0 million and net equity (as defined) of $125 million;

•	limit the incurrence of new long-term recourse debt; and

•	restrict the amount of dividends paid.
The Company was in compliance with all covenants at and during the years ended December 31, 2009 and 2008.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2010 — $5.9 million; 2011 — $99.1 million; 2012 — $17.5 million; 2013 — $10.1 million; 2014 — $12.3 million; and $149.7 million thereafter.
Non-Recourse Debt
The Company’s non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2009	2008

Class A-2 Railcar Notes, 4.57%, payable $700 monthly plus interest	$—	$16,271
Class B Railcar Notes, 14.00%, payable $50 monthly plus interest	—	2,350
Note Payable, 5.95%, payable $420 monthly, due 2013	21,641	31,274
Note Payable, 6.37%, payable $28 monthly, due 2014	1,640	1,953
Notes Payable, 5.98%-7.08%, payable $28 monthly, due 2010-2011	1,069	1,354

	24,350	53,202
Less current maturities	5,080	13,147

	$19,270	$40,055

In 2005 The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. As of March 31, 2009, the Company had violated the utilization covenant and debt service coverage ratio covenant associated with this debt. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company received a waiver of this violation and in April 2009, the Company paid an additional $4.0 million to the bank in principal payments. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. The Company received a modification from the bank of this debt agreement which reduces the debt service coverage ratio from 1.5 to 1.15. With the modification, the Company does not expect to violate this covenant in the future. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $20.8 million at December 31, 2009. The balance outstanding on the TARO I non-recourse long-term debt at December 31, 2009 was $21.6 million.
During the fourth quarter of 2009, the Company paid the remaining principal balance on its note payable held by TOP CAT Holding Company LLC, a wholly-owned subsidiary of the Company. The original maturity date of these notes payable was 2019, and the Company did not recognize any gain or loss on this early debt repayment.

The Company’s non-recourse debt includes separate financial covenants relating solely to the collateralized assets. Triggering one or more of these covenants for a specified period of time could result in the acceleration in amortization of the outstanding debt. These maximum covenants include, but are not limited to, the following:
•	Monthly average lease rate greater than or equal to $200;

•	Monthly utilization rate greater than or equal to 80%; and

•	Coverage ratio greater than or equal to 1.15
The Company was in compliance with these debt covenants at December 31, 2009 and 2008.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2010 — $5.1 million; 2011 — $4.3 million; 2012 — $4.6 million; 2013 — $9.6 million and 2014 — $0.8 million.
Interest paid (including interest on short-term lines of credit) amounted to $20.0 million, $28.1 million and $17.2 million in 2009, 2008 and 2007, respectively.
8. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2009	2008	2007

Current:
Federal	$4,848	$11,441	$27,656
State and local	828	(31)	3,149
Foreign	(176)	932	999

	$5,500	$12,342	$31,804

Deferred:
Federal	$15,638	$4,110	$4,975
State and local	1,833	(121)	302
Foreign	(1,041)	135	(4)

	$16,430	$4,124	$5,273

Total:
Federal	$20,486	$15,551	$32,631
State and local	2,661	(152)	3,451
Foreign	(1,217)	1,067	995

	$21,930	$16,466	$37,077

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2009	2008	2007

U.S. income	$64,359	$43,086	$101,762
Foreign	(2,863)	3,477	2,743

	$61,496	$46,563	$104,505

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2009	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(0.4)	(0.2)	(0.6)
Effect of charitable contribution of appreciated property	—	—	(1.7)
State and local income taxes, net of related federal taxes	2.8	(1.0)	2.2
Effect of noncontrolling interest in pass-through entity	(0.7)	2.1	0.5
Other, net	(1.0)	(0.5)	0.1

Effective tax rate	35.7%	35.4%	35.5%

Income tax refunds of $24.2 million were received in 2009. Income taxes paid in 2008 and 2007 were $49.7 million and $24.1 million, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2009	2008

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(56,883)	$(47,665)
Prepaid employee benefits	(11,172)	(11,353)
Investments	(16,511)	(8,500)
Other	(3,828)	(3,139)

	(88,394)	(70,657)

Deferred tax assets:
Employee benefits	29,848	30,303
Accounts and notes receivable	6,192	5,043
Inventory	4,348	10,722
Deferred expenses	7,176	3,493
Net operating loss carryforwards	1,918	1,159
Other	4,018	4,193

Total deferred tax assets	53,500	54,913

Valuation allowance	(960)	(1,115)

	52,540	53,798

Net deferred tax liabilities	$(35,854)	$(16,859)

On December 31, 2009 the Company had $14.8 million in state net operating loss carryforwards that expire from 2016 to 2023. A deferred tax asset of $1.0 million has been recorded with respect to the net operating loss carryforwards. A valuation allowance of $1.0 million has been established against the deferred tax asset because it is unlikely that the Company will realize the benefit of these carryforwards. On December 31, 2008 the Company had recorded a $1.1 million deferred tax asset and a $1.1 million valuation allowance with respect to state net operating loss carryforwards

On December 31, 2009 the Company had $4.9 million in cumulative Canadian net operating losses. Of this total, $1.1 million may be carried back against earlier tax years to generate tax refunds of $0.3 million. The remaining $3.8 million in net operating losses will expire from 2027 to 2030. A deferred tax asset of $1.0 million has been recorded with respect to net operating loss carryforwards. No valuation allowance has been established because the Company is expected to utilize the net operating loss carryforwards. On December 31, 2008 the Company had recorded a deferred tax asset, and no valuation allowance, of less than $0.1 million with respect to net operating loss carryforwards.
The Company has a $3.1 million pool of windfall tax benefits associated with stock-based compensation plans. The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. The amount of cash resulting from the exercise of awards during 2009 was $0.1 million and the tax benefit the Company realized from the exercise of awards was $0.3 million. For 2008, the amount of cash resulting from the exercise of awards was $0.2 million and the tax benefit the Company realized from the exercise of awards was $2.8 million.
The Company or one of its subsidiaries files income tax returns in the U.S., Canadian and Mexican federal jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by U.S. tax authorities for years before 2006, no longer subject to examinations by Canadian tax authorities for years before 2005, and subject to examination by Mexican tax authorities for all years beginning with 2004. During 2009, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for the years 2006 and 2007, resulting in an additional payment of $2.5 million. Substantially all audit adjustments related to the timing of income recognition and expense deductions.
A reconciliation of the January 1, 2008 and December 31, 2009 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$1,496
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	407
Reductions for settlements with taxing authorities	—
Reductions as a result of a lapse in statute of limitations	(571)

Balance at December 31, 2007	1,332

Additions based on tax positions related to the current year	66
Additions based on tax positions related to prior years	204
Reductions for settlements with taxing authorities	(361)
Reductions as a result of a lapse in statute of limitations	(514)

727

Additions based on tax positions related to the current year	28
Additions based on tax position related to prior years	(25)
Reductions for settlements with taxing authorities	(153)
Reductions as a result of a lapse in statute of limitations	(259)

Balance at December 31, 2009	$318

The unrecognized tax benefits at December 31, 2009 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The statute of limitations for examinations related to $0.2 million of such benefits is scheduled to expire in the fourth quarter of 2010.
The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.3 million accrued for the payment of interest and penalties at December 31, 2009. The net interest and penalties expense for 2009 is a $0.1 million benefit, due to the relief of previously recorded interest and penalties. The Company had $0.4 million accrued for the payment of interest and penalties at December 31, 2008. The net interest and penalties expense for 2008 was less than $0.1 million.
The Company has recorded reserves for tax exposures based on its best estimate of probable and reasonably estimable tax matters and does not believe that a material additional loss is reasonably possible for tax matters.
9. Stock Compensation Plans
The Company’s 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares plus 426,000 common shares that remained available under a prior plan. In 2008, shareholders approved an additional 500,000 of the Company’s common shares to be available under the LT Plan. As of December 31, 2009, approximately 350,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years.
Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $2.7 million, $4.1 million and $4.2 million in 2009, 2008 and 2007, respectively.
Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan in 2008 and 2009 have a term of five-years and have a three year graded vesting. The SOSARs granted in 2006 and 2007 have a term of five years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with exercise price equal to the market value of the underlying stock on the date of the grant. The related compensation expense is recognized on a straight-line basis over the service period. In 2009 there were 193,728 SOSARs granted to directors and management personnel.
The fair value for SOSARs was estimated at the date of grant, using a Black-Scholes option pricing model with the weighted average assumptions listed below. Volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the award and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

	2009	2008	2007

Risk free interest rate	1.89%	2.24%	4.34%
Dividend yield	3.18%	0.67%	0.45%
Volatility factor of the expected market price of the Company’s common shares	.520	.410	.375
Expected life for the options (in years)	4.10	4.10	4.50

A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2009, and changes during the period then ended is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000)’s	Price	Term	($000)

Options & SOSARs outstanding at January 1, 2009	905	$32.78
SOSARs granted	194	11.16
Options exercised	(153)	15.50
Options & SOSARs cancelled / forfeited	(39)	41.68

Options and SOSARs outstanding at December 31, 2009	907	$30.69	2.21	$4,576

Vested and expected to vest at December 31, 2009	903	$30.69	2.20	$4,548

Options exercisable at December 31, 2009	491	$32.08	1.29	$1,806

	2009	2008	2007

Total intrinsic value of options exercised during the year ended December 31 (000’s)	$2,127	$6,384	$14,175

Total fair value of shares vested during the year ended December 31 (000’s)	$4,145	$533	$437

Weighted average fair value of options granted during the year ended December 31	$3.80	$15.26	$15.32

As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 1.17 years.
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. In 2009, there were 30,500 shares issued to members of management.
A summary of the status of the Company’s nonvested restricted shares as of December 31, 2009, and changes during the period then ended, is presented below:

		Weighted-Average Grant-Date Fair
Nonvested Shares	Shares (000)’s	Value

Nonvested at January 1, 2009	52	$42.30
Granted	30	11.02
Vested	(21)	38.70
Forfeited	(—)	41.12

Nonvested at December 31, 2009	61	$30.20

	2009	2008	2007

Total fair value of shares vested during the year ended December 31 (000’s)	$109	$20	$201

Weighted average fair value of restricted shares granted during the year ended December 31	$11.02	$46.06	$42.30

As of December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
Performance Share Units (“PSUs”)
The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive one common share dependent on achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2009 there were 56,801 PSUs issued to executive officers. Currently, the Company is accounting for the awards granted in 2007 and 2009 at 50% of the maximum amount available for issuance. As of December 31, 2009, it does not appear that the Company will reach the minimum threshold earnings per share growth for issuance of any of the 2008 awards and therefore no stock compensation expense is being taken on these awards.
PSUs Activity
A summary of the status of the Company’s PSUs as of December 31, 2009, and changes during the period then ended, is presented below:

		Weighted-Average Grant-Date Fair
Nonvested Shares	Shares (000)’s	Value

Nonvested at January 1, 2009	75	$43.07
Granted	57	11.13
Vested	(26)	38.16
Forfeited	—	39.12

Nonvested at December 31, 2009	106	$28.88

	2009	2008	2007

Weighted average fair value of PSUs granted during the year ended December 31	$10.81	$46.24	$42.30

As of December 31, 2009, there was $0.2 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 355,459 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2009	2008	2007

Employee Share Purchase Plan
Risk free interest rate	0.37%	3.34%	5.0%
Dividend yield	2.06%	0.73%	0.45%
Volatility factor of the expected market price of the Company’s common shares	.673	.470	.555
Expected life for the options (in years)	1.00	1.00	1.00
10. Other Commitments and Contingencies
Railcar leasing activities:
The Company is a lessor of railcars. The majority of railcars are leased to customers under operating leases that may be either net leases (where the customer pays for all maintenance) or full service leases (where the Company provides maintenance and fleet management services). The Company also provides such services to financial intermediaries to whom it has sold railcars and locomotives in non-recourse lease transactions. Fleet management services generally include maintenance, escrow, tax filings and car tracking services.
Many of the Company’s leases provide for renewals. The Company also generally holds purchase options for railcars it has sold and leased-back from a financial intermediary, and railcars sold in non-recourse lease transactions. These purchase options are for stated amounts which are determined at the inception of the lease and are intended to approximate the estimated fair value of the applicable railcars at the date for which such purchase options can be exercised.
Lease income from operating leases (with the Company as lessor) to customers (including month to month and per diem leases) and rental expense for railcar operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2009	2008	2007

Rental and service income — operating leases	$73,575	$87,445	$81,885

Rental expense	$24,271	$23,695	$21,607

Lease income recognized under per diem arrangements (described in Note 1) totaled $3.9 million, $9.1 million and $10.3 million, in 2009, 2008 and 2007, respectively, and are included in the amounts above.

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income–	Minimum Rental
(in thousands)	Operating Leases	Payments

Year ended December 31,
2010	$43,963	$21,286
2011	30,609	18,647
2012	21,171	11,887
2013	14,080	8,258
2014	10,194	5,803
Future years	28,044	21,125

	$148,061	$87,006

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2009, 2008 and 2007 were $3.0 million, $3.1 million and $2.0 million, respectively.
Other leasing activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $5.1 million, $4.7 million and $3.4 million in 2009, 2008 and 2007, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2009 are as follows: 2010 — $4.1 million; 2011 — $3.7 million; 2012 — $2.9 million; 2013 — $1.7 million; 2014 — $1.1 million; and $1.4 million thereafter.
In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for 5 renewals of 7.5 years each. Lease income for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.8 million and $1.4 million, respectively.
11. Employee Benefit Plan Obligations
The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The Company’s expense for its defined contribution plans amounted to $3.3 million in 2009, $2.7 million in 2008 and $2.3 million in 2007. The Company also provides certain health insurance benefits to employees as well as retirees.
The Company has both funded and unfunded noncontributory defined benefit pension plans. The plans provide defined benefits based on years of service and average monthly compensation using a career average formula. During the third quarter of 2009, the Company announced that it would be freezing its defined benefit plan as of July 1, 2010 for all of its non-retail line of business employees. Pension benefits for the retail line of business employees were frozen at December 31, 2006. As a result of this curtailment, the Company recorded a gain of $4.1 million to pension expense in the Company’s Consolidated Statements of Income. The net gain consisted of $4.3 million of remaining prior service cost and $0.2 million curtailment loss that were recorded in accumulated other comprehensive loss.

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company’s share for most retirees.
The measurement date for all plans is December 31.
Obligation and Funded Status
Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$67,686	$55,025	$19,792	$17,987
Service cost	2,861	2,665	412	375
Interest cost	4,001	3,614	1,155	1,125
Actuarial (gains)/losses	6,739	8,785	652	1,233
Participant contributions	—	—	388	352
Retiree drug subsidy received	—	—	45	54
Benefits paid	(2,050)	(2,403)	(1,150)	(1,334)
Plan curtailment	(4,362)	—	—	—

Benefit obligation at end of year	74,875	67,686	21,294	19,792

Change in plan assets
Fair value of plan assets at beginning of year	$51,209	$64,278	$—	$—
Actual gains (loss) on plan assets	15,214	(20,668)	—	—
Company contributions	6,050	10,002	762	981
Participant contributions	—	—	388	353
Benefits paid	(2,050)	(2,403)	(1,150)	(1,334)

Fair value of plan assets at end of year	70,423	51,209	—	—

Funded status of plans at end of year	(4,452)	(16,477)	(21,294)	(19,792)

Amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2009	2008	2009	2008

Accrued expenses	$(72)	(70)	$(1,163)	(1,113)
Employee benefit plan obligations	(4,380)	(16,407)	(20,131)	(18,679)

Net amount recognized	$(4,452)	$(16,477)	$(21,294)	$(19,792)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2009:

	Pension		Postretirement
	Benefits		Benefits
	Unamortized	Unamortized	Unamortized	Unamortized Prior
	Actuarial	Prior Service	Actuarial Net	Service
(in thousands)	Net Losses	Costs	Losses	Costs

Balance at beginning of year	$45,437	$(4,717)	$9,038	$(4,091)
Amounts arising during the period	(8,482)	—	652	—
Plan curtailment	(193)	4,325
Recognized as a component of net periodic benefit cost	(3,503)	392	(624)	511

Balance at end of year	$33,259	$—	$9,066	$(3,580)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total

Prior service cost	$—	$(511)	$(511)
Net actuarial loss	1,694	630	2,324
The accumulated benefit obligations related to the Company’s defined benefit pension plans are $74.3 million and $60.2 million as of December 31, 2009 and 2008, respectively.
Amounts applicable to the Company’s defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2009	2008

Projected benefit obligation	$74,875	$67,686

Accumulated benefit obligation	$74,267	$60,188

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

	Expected Pension	Expected Postretirement	Medicare Part D
Year	Benefit Payout	Benefit Payout	Subsidy

2010	$4,317	$1,317	$(155)
2011	4,544	1,392	(174)
2012	4,922	1,455	(195)
2013	4,795	1,531	(222)
2014	4,804	1,599	(247)
2015-2019	25,498	8,889	(1,770)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2009	2008	2007	2009	2008	2007

Service cost	$2,861	$2,666	$2,659	$412	$374	$436
Interest cost	4,001	3,614	3,137	1,155	1,125	1,163
Expected return on plan assets	(4,356)	(5,037)	(4,565)	—	—	—
Amortization of prior service cost	(392)	(619)	(635)	(511)	(511)	(511)
Recognized net actuarial loss	3,503	945	1,072	624	611	793
Curtailment gain	(4,132)	—	—	—	—	—

Net periodic benefit cost	$1,485	$1,569	$1,668	$1,680	$1,599	$1,881

Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2009	2008	2007	2008	2008	2007

Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	5.70%	6.10%	6.30%	5.80%	6.10%	6.40%
Rate of compensation increases	3.50%	4.50%	4.50%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate	6.10%	6.30%	5.80%	6.10%	6.40%	5.80%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	—	—	—
Rate of compensation increases	4.50%	4.50%	4.50%	—	—	—

(a)	In 2009, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 6.00%.
The discount rate is calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to then use the nearest tenth of a percent from this calculated rate.
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
Assumed Health Care Cost Trend Rates at Beginning of Year

	2009	2008

Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2009	$(19)	$16
Effect on postretirement benefit obligation as of December 31, 2009	(116)	92
To partially fund self-insured health care and other employee benefits, the Company made payments to a trust. This trust was closed in December of 2009 after all of the remaining cash was used to fund benefits. The estimated fair value of the assets of the trust was $5.2 million at December 31, 2008 and is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.
Plan Assets
The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2009	2008

Equity securities	74%	74%
Fixed income securities	24%	24%
Cash and equivalents	2%	2%

	100%	100%
The plan assets are allocated within the broader asset categories in investments that focus on more specific sectors. Within equity securities, subcategories include large cap growth, large cap value, small cap growth, small cap value, and internationally focused investment funds. These funds are judged in comparison to benchmark indexes that best match their specific category. Within fixed income securities, the funds are invested in a broad cross section of securities to ensure diversification. These include treasury, government agency, corporate, securitization, high yield, global, emerging market and other debt securities.
The investment policy and strategy for the assets of the Company’s funded defined benefit plan includes the following objectives:
•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.
Risks of investing are managed through asset allocation and diversification. Investments are given extensive due diligence by an impartial third party investment firm. All investments are monitored and re-assessed by the Company’s pension committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds and institutional portfolios investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to reduce risk and volatility, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction does not apply to mutual funds or institutional investment portfolios. No securities are purchased on margin, nor are any derivatives used to create leverage. The overall expected long-term rate of return is determined by using long-term historical returns for equity and fixed income securities in proportion to their weight in the investment portfolio.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security

Equity based	60%	80%	<10%
Fixed income based	20%	35%	<5%
Cash and equivalents	1%	5%	<5%
The following table presents the fair value of the assets (by asset category) in the Company’s defined benefit pension plan at December 31, 2009.

(in thousands)
Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$240	$—	$—	$240
Money market fund	—	1,240	—	1,240
Equity funds	—	52,000	—	52,000
Fixed income funds	—	16,943	—	16,943

Total	$240	$70,183	$—	$70,423
There is no equity or debt of the Company included in the assets of the defined benefit plan.
Cash Flows
The Company expects to make contributions to the defined benefit pension plan of up to $6.1 million in 2010. The Company reserves the right to contribute more or less than this amount. For the year ended December 31, 2009, the Company contributed $6.0 million to the defined benefit pension plan.
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
Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 10 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 31, 2009 and 2008, as follows:

(in thousands)	Carrying Amount	Fair Value

2009:
Fixed rate long-term notes payable	$214,207	$219,904
Long-term notes payable, non-recourse	24,350	24,629
Debenture bonds	45,595	46,307

	$284,152	$290,840

2008:
Fixed rate long-term notes payable	$212,720	$207,621
Long-term notes payable, non-recourse	53,202	52,365
Debenture bonds	39,465	38,059

	$305,387	$298,045

13. Derivatives
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
All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company records forward commodity contracts on the balance sheet as assets or liabilities, as appropriate, and accounts for them at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the regulated commodity futures and options contracts as well as the over-the-counter contracts is recorded on a net basis (offset against cash collateral posted or received) within margin deposits or accrued expenses and other current liabilities on the balance sheet. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
The following table presents the fair value of the Company’s commodity derivatives as of December 31, 2009, and the balance sheet line item in which they are located:

(in thousands)	December 31, 2009

Forward commodity contracts included in Commodity derivative assets —current	$24,255
Forward commodity contracts included in Commodity derivative assets — noncurrent	3,137
Forward commodity contracts included in Commodity derivative liabilities — current	(24,871)
Forward commodity contracts included in Commodity derivative liabilities — noncurrent	(830)
Regulated futures and options contracts included in Margin deposits (a)	(11,354)
Over-the-counter contracts included in Margin deposits (a)	(1,824)
Over-the-counter contracts included in accrued expenses and other current liabilities	(4,193)

Total estimated fair value of commodity derivatives	$(15,680)

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets. See Note 1 for additional information.

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the year ended December 31, 2009 are as follows:

Year ended
(in thousands)	December 31, 2009
Gains on commodity derivatives included in sales and merchandising revenues	$45,707
At December 31, 2009, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Corn	229,340	—	—
Soybeans	17,053	—	—
Wheat	5,301	—	—
Oats	8,683	—	—
Soymeal	—	38	—
Ethanol	—	—	323,986

Total	260,377	38	323,986

Interest Rate Derivatives
The Company periodically enters into interest rate contracts, including interest rate swaps and caps, to manage interest rate risk on borrowing or financing activities. One of the Company’s long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the years ended December 31, 2009, 2008 and 2007, the Company reclassified less than $0.1 million of accumulated other comprehensive loss into earnings. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.
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

The following table presents the open interest rate contracts at December 31, 2009.

Interest Rate			Initial Notional
Hedging	Year	Year of	Amount		Interest
Instrument	Entered	Maturity	(in millions)	Hedged Item	Rate

Short-term
Cap	2008	2010	$20.0	Interest rate component of debt — not accounted for as a hedge	4.25%
Cap	2008	2010	$10.0	Interest rate component of debt — not accounted for as a hedge	4.67%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of debt — accounted for as cash flow hedge	5.95%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
Cap	2009	2012	$10.0	Interest rate component of debt — not accounted for as a hedge	3.42%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
At December 31, 2009, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

December 31,
(in thousands)	2009
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$55
Interest rate contracts included in deferred income and other long term liabilities	(320)

Total fair value of interest rate derivatives not designated as hedging instruments	$(265)

Derivatives designated as hedging instruments
Interest rate contract included in deferred income and other long term liabilities	$(1,540)

Total fair value of interest rate derivatives designated as hedging instruments	$(1,540)

The gains (losses) included in the Company’s Consolidated Statement of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

Year ended
(in thousands)	December 31, 2009
Interest expense	$158
The gains included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

Year ended
(in thousands)	December 31, 2009
Accumulated other comprehensive loss	$893

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
At December 31, 2009, the Company had recorded the following amount for the fair value of the Company’s foreign currency derivatives:

(in thousands)	December 31, 2009
Foreign currency contract included in other assets	$42
The losses included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for foreign currency derivatives designated as hedging instruments are as follows:

Year ended
(in thousands)	December 31, 2009
Accumulated other comprehensive loss	$(539)
14. Business Segments
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

(in thousands)	Grain &		Plant
2009	Ethanol	Rail	Nutrient	Turf & Specialty	Retail	Other	Total

Revenues from external customers	$2,153,978	$92,789	$491,293	$125,306	$161,938	$—	$3,025,304
Inter-segment sales	9	634	3,150	1,504	—	—	5,297
Equity in earnings of affiliates	17,452	—	8	—	—	3	17,463
Other income, net	2,319	485	1,755	1,131	683	1,958	8,331
Interest expense	9,363	4,468	3,933	1,429	961	534	20,688
Operating income (loss) (a)	51,354	(1,034)	11,294	4,735	(2,843)	(3,225)	60,281
Income attributable to noncontrolling interest	(1,215)	—	—	—	—	—	(1,215)

Income before income taxes	52,569	(1,034)	11,294	4,735	(2,843)	(3,225)	61,496

Identifiable assets	597,041	194,748	205,968	63,353	45,696	177,585	1,284,391
Capital expenditures	6,145	297	6,610	1,305	1,157	1,046	16,560
Railcar expenditures	—	24,965	—	—	—	—	24,965
Cash invested in affiliates	1,100	—	—	—	—	100	1,200
Acquisitions of businesses	—	—	30,480	—	—	—	30,480
Depreciation and amortization	5,532	15,967	8,665	2,314	2,286	1,256	36,020

(in thousands)	Grain &		Plant
2008	Ethanol	Rail	Nutrient	Turf & Specialty	Retail	Other	Total

Revenues from external customers	$2,411,144	$133,898	$652,509	$118,856	$173,071	$—	$3,489,478
Inter-segment sales	15	439	4,017	1,270	—	—	5,741
Equity in earnings of affiliates	4,027	—	6	—	—	—	4,033
Other income, net	4,751	526	893	446	692	(1,138)	6,170
Interest expense	18,667	4,154	5,616	1,522	886	394	31,239
Operating income (loss) (a)	43,587	19,782	(12,325)	2,321	843	(4,842)	49,366
Loss attributable to noncontrolling interest	2,803	—	—	—	—	—	2,803

Income before income taxes	40,784	19,782	(12,325)	2,321	843	(4,842)	46,563

Identifiable assets	575,589	198,109	266,785	70,988	50,605	146,697	1,308,773
Capital expenditures	5,317	682	10,481	2,018	924	893	20,315
Railcar expenditures	19,066	78,923	—	—	—	—	97,989
Cash invested in affiliates	41,350	—	—	—	—	100	41,450
Depreciation and amortization	4,377	13,915	5,901	2,228	2,218	1,128	29,767

(in thousands)	Grain &		Plant	Turf &
2007	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,498,652	$129,932	$466,458	$103,530	$180,487	$—	$2,379,059
Inter-segment sales	6	715	10,689	1,154	—	—	12,564
Equity in earnings of affiliates	31,870	—	(7)	—	—	—	31,863
Other income, net	11,721	1,038	916	438	840	6,778	21,731
Interest expense	8,739	5,912	1,804	1,475	875	243	19,048
Operating income (loss) (a)	65,934	19,505	27,055	95	139	(6,867)	105,861
Loss attributable to noncontrolling interest	1,356	—	—	—	—	—	1,356

Income before income taxes	64,578	19,505	27,055	95	139	(6,867)	104,505

Identifiable assets	823,451	193,948	142,513	59,574	53,604	51,898	1,324,988
Capital expenditures	4,126	598	6,883	3,331	3,895	1,513	20,346
Railcar expenditures	—	56,014		—	—	—	56,014
Cash invested in affiliates	36,249	—	—	—	—	—	36,249
Depreciation and amortization	3,087	14,183	3,748	1,914	2,186	1,135	26,253

(a)	Operating income (loss) for each Group is based on net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported net of net (income) loss attributable to the noncontrolling interest.
Grain sales for export to foreign markets amounted to approximately $313 million, $195 million and $315 million in 2009, 2008 and 2007, respectively. Revenues from leased railcars in Canada totaled $12.4 million, $18.1 million and $15.4 million in 2009, 2008 and 2007, respectively. The net book value of the leased railcars at December 31, 2009 and 2008 was $26.9 million and $25.7 million, respectively. Lease revenue on railcars in Mexico totaled $0.3 million in 2009, $0.8 million in 2008 and $0.5 million in 2007.
15. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2009 and 2008.
(in thousands, except for per common share data)

			Net Income
			attributable to The	Earnings Per	Earnings Per
Quarter Ended	Net Sales	Gross Profit	Andersons, Inc.	Share-Basic	Share-Diluted

2009
March 31	$697,392	$61,374	$4,952	$0.27	$0.27
June 30	810,954	73,334	15,918	0.87	0.87
September 30	601,000	51,010	1,250	0.07	0.07
December 31	915,958	69,788	16,231	0.89	0.88

Year	$3,025,304	$255,506	$38,351	2.10	2.08

2008
March 31	$713,001	$52,241	$7,823	$0.43	$0.42
June 30	1,100,700	120,337	45,626	2.52	2.48
September 30	905,712	73,025	12,840	0.71	0.70
December 31	770,065	12,226	(33,389)	(1.84)	(1.84)

Year	$3,489,478	$257,829	$32,900	1.82	1.79

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.
Included in gross profit for the third and fourth quarters of 2008, was $13.1 million and $84.1 million, respectively, of lower-of-cost or market write-downs relating to the Company’s fertilizer inventory and committed purchase and sale contracts.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2009, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 43.
There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I, Item 4a of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 7, 2010 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)		(1) The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

	(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II. Consolidated Valuation and Qualifying Accounts — years ended December 31, 2009, 2008 and 2007	92
     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
(3)	Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the eighth amendment dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.19	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.20	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.21	Real Estate Purchase Agreement between Richard P. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.22	Real Estate Purchase Agreement between Thomas H. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.23	Real Estate Purchase Agreement between Paul M. Kraus and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.24	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.25	Ninth Amendment to Loan Agreement, dated March 14, 2007, between The Andersons, Inc., as borrower, the lenders name herein, and U.S. National Bank Association as Agent and Lender (Incorporated by reference from Form 8-K filed March 19, 2007).

10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007)

10.27	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007

10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender (Incorporated by reference from Form 10-K filed February 28, 2008).

10.29	Note Purchase Agreement, dated March 27, 2008, between The Andersons, Inc., as borrowers, and several purchases with Wells Fargo Capital Markets acting as agent (Incorporated by reference from Form 8-K filed March 27, 2008).

10.30	First Amendment to Amended and Restated Loan Agreement, dated April 16, 2008, between The Andersons, Inc., as borrower, and several banks, with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed April 17, 2008).

10.31	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.32	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.33	Fifth Amendment to Amended and Restated Loan Agreement, dated October 14, 2008, between The Andersons, Inc. as borrower, and several banks with U.S. National Bank Association acting as Agent and Lender (Incorporated by reference from Form 8-K filed October 20, 2008).

10.34	Form of Change in Control and Severance Participation Agreement (Incorporated by reference from Form 8-K filed January 13, 2009).

10.35	Change in Control and Severance Policy (Incorporated by reference form Form 8-K filed January 13, 2009).

10.36	Form of Performance Share Award Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.37	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.38	Form of Stock Only Stock Appreciation Rights Agreement - Non-Employee Directors (Incorporated by reference from Form 8-K filed March 6, 2009).

10.39	Second Amended and Restated Loan Agreement dated April 30, 2009 between The Andersons, Inc., as borrower, and U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed May 6, 2009).

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.
     The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Exhibits:

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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson Michael J. Anderson	Chairman of the Board President and Chief Executive Officer	2/26/10	/s/ John T. Stout, Jr. John T. Stout, Jr.	Director	2/26/10
(Principal Executive Officer)

/s/ Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	2/26/10	/s/ Donald L. Mennel Donald L. Mennel	Director	2/26/10

/s/ Nicholas C. Conrad Nicholas C. Conrad	Vice President, Finance & Treasurer (Principal Financial Officer)	2/26/10	/s/ David L. Nichols David L. Nichols	Director	2/26/10

/s/ Gerard M. Anderson Gerard M. Anderson	Director	2/26/10	/s/ Ross W. Manire Ross W. Manire	Director	2/26/10

/s/ Robert J. King, Jr. Robert J. King, Jr.	Director	2/26/10	/s/ Charles A. Sullivan Charles A. Sullivan	Director	2/26/10

/s/ Catherine M. Kilbane Catherine M. Kilbane	Director	2/26/10	/s/ Jacqueline F. Woods Jacqueline F. Woods	Director	2/26/10

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
			Transferred to		Balance at
(in thousands)	Balance at	Charged to Costs	Allowance for	(1)	End of
Description	Beginning of Period	and Expenses	Notes Receivable	Deductions	Period

Allowance for Doubtful Accounts Receivable — Year ended December 31
2009	$13,584	$4,973	$(7,889)	$(1,915)	$8,753
2008	4,545	8,710	31	298	13,584
2007	2,404	3,267	(230)	(896)	4,545

Allowance for Doubtful Notes Receivable — Year ended December 31
2009	$134	—	$7,889	(73)	$7,950
2008	339	—	(31)	(174)	134
2007	39	—	230	29	339

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

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