Form 10-Q
period 2010-03-31
ANDERSONS INC
filed 2010-05-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20557
THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter)

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
The registrant had approximately 18.4 million common shares outstanding, no par value, at April 30, 2010.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1.	Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009

Current assets:
Cash and cash equivalents	$74,459	$145,929	$42,285
Restricted cash	3,336	3,123	7,342
Accounts and notes receivable, net	142,617	137,195	154,528
Margin deposits, net	32,255	27,012	11,883
Inventories:
Grain	195,002	268,648	198,305
Agricultural fertilizer and supplies	122,951	80,194	117,164
Lawn and garden fertilizer and corncob products	26,613	32,036	31,090
Retail merchandise	27,309	24,066	31,374
Other	3,018	2,901	3,373

	374,893	407,845	381,306
Commodity derivative assets – current	25,942	24,255	58,804
Deferred income taxes	14,205	13,284	11,158
Prepaid expenses and other current assets	40,844	28,180	67,785

Total current assets	708,551	786,823	735,091

Other assets:
Commodity derivative assets – noncurrent	158	3,137	2,110
Other assets and notes receivable, net	25,826	25,629	11,869
Investments in and advances to affiliates	167,167	157,360	137,416

	193,151	186,126	151,395
Railcar assets leased to others, net	175,219	179,154	174,849
Property, plant and equipment:
Land	15,191	15,191	14,524
Land improvements and leasehold improvements	42,781	42,495	39,223
Buildings and storage facilities	130,696	129,625	120,602
Machinery and equipment	164,600	162,810	154,826
Software	10,201	10,202	9,334
Construction in progress	3,432	2,624	3,234

	366,901	362,947	341,743
Less allowances for depreciation and amortization	(234,240)	(230,659)	(221,182)

	132,661	132,288	120,561

Total assets	$1,209,582	$1,284,391	$1,181,896

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009

Current liabilities:
Short-term borrowings	$—	$—	$25,200
Accounts payable for grain	85,157	234,396	96,180
Other accounts payable	105,170	110,658	98,863
Customer prepayments and deferred revenue	86,128	56,698	66,982
Commodity derivative liabilities – current	62,636	24,871	39,345
Accrued expenses and other current liabilities	37,625	41,563	41,183
Current maturities of long-term debt – non-recourse	7,890	5,080	17,274
Current maturities of long-term debt	22,430	5,855	23,873

Total current liabilities	407,036	479,121	408,900

Deferred income and other long-term liabilities	15,650	16,051	13,934
Commodity derivative liabilities – noncurrent	3,190	830	1,754
Employee benefit plan obligations	25,234	24,949	36,407
Long-term debt – non-recourse, less current maturities	15,316	19,270	32,552
Long-term debt, less current maturities	272,535	288,756	284,827
Deferred income taxes	50,956	49,138	33,963

Total liabilities	789,917	878,115	812,337

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	176,122	175,477	173,220
Treasury shares (771, 918 and 972 shares at 3/31/10, 12/31/09 and 3/31/09, respectively; at cost)	(14,168)	(15,554)	(15,139)
Accumulated other comprehensive loss	(24,955)	(25,314)	(29,337)
Retained earnings	269,270	258,662	230,064

Total shareholders’ equity of The Andersons, Inc.	406,365	393,367	358,904
Noncontrolling interest	13,300	12,909	10,655

Total shareholders’ equity	419,665	406,276	369,559

Total liabilities, and shareholders’ equity	$1,209,582	$1,284,391	$1,181,896

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended
	March 31,
	2010	2009

Sales and merchandising revenues	$721,998	$697,392
Cost of sales and merchandising revenues	663,448	636,018

Gross profit	58,550	61,374

Operating, administrative and general expenses	45,403	46,530
Interest expense	4,635	5,690
Other income (loss):
Equity in earnings (loss) of affiliates	9,905	(3,674)
Other income, net	3,654	1,239

Income before income taxes	22,071	6,719
Income tax provision	9,415	2,806

Net income	12,656	3,913
Net (income) loss attributable to the noncontrolling interest	(391)	1,039

Net income attributable to The Andersons, Inc.	$12,265	$4,952

Earnings per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.67	$0.27

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.66	$0.27

Dividends paid	$0.0875	$0.0850

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31,
	2010	2009

Operating Activities
Net income	$12,656	$3,913
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	9,750	7,894
Bad debt expense (recovery)	(596)	191
Equity in earnings/loss of unconsolidated affiliates, net of distributions received	(9,807)	3,739
Gains on sales of railcars and related leases	(2,559)	(344)
Excess tax benefit from share-based payment arrangement	(728)	—
Deferred income taxes	927	5,533
Stock based compensation expense	768	872
Other	13	2,975
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,475)	(28,400)
Inventories	32,951	52,670
Commodity derivatives and margin deposits	36,171	(784)
Prepaid expenses and other assets	(10,170)	25,503
Accounts payable for grain	(149,239)	(120,127)
Other accounts payable and accrued expenses	19,820	(4,199)

Net cash used in operating activities	(63,518)	(50,564)

Investing Activities
Purchases of railcars and related leases	(8,361)	(5,626)
Proceeds from sale of railcars and related leases	6,014	2,407
Purchases of property, plant and equipment	(4,859)	(3,123)
Proceeds from sale of property, plant and equipment	21	52
Change in restricted cash	(213)	(3,415)
Investments in affiliates	—	(100)

Net cash used in investing activities	(7,398)	(9,805)

Financing Activities
Net increase in short-term borrowings	—	25,200
Proceeds received from issuance of long-term debt	994	2,998
Payments on long-term debt	(640)	(2,847)
Payments of non-recourse long-term debt	(1,143)	(3,376)
Proceeds from sale of treasury shares to employees and directors	1,263	781
Purchase of treasury stock	—	(229)
Payments of debt issuance costs	(151)	—
Dividends paid	(1,605)	(1,555)
Excess tax benefit from share-based payment arrangement	728	—

Net cash (used in) provided by financing activities	(554)	20,972

Decrease in cash and cash equivalents	(71,470)	(39,397)
Cash and cash equivalents at beginning of period	145,929	81,682

Cash and cash equivalents at end of period	$74,459	$42,285

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands except per share data)

	The Andersons, Inc. Shareholders’
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2008	$96	$173,393	$(16,737)	$(30,046)	$226,707	$11,694	$365,107

Net income (loss)					4,952	(1,039)	3,913
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $329)				565			565
Cash flow hedge activity (net of income tax of $84)				144			144

Comprehensive income							4,622
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $220 (117 shares)		(173)	1,827				1,654
Dividends declared ($0.0875 per common share)					(1,595)		(1,595)

Balance at March 31, 2009	96	173,220	(15,139)	(29,337)	230,064	10,655	369,559

Balance at December 31, 2009	96	175,477	(15,554)	(25,314)	258,662	12,909	406,276

Net income					12,265	391	12,656
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $23)				431			431
Cash flow hedge activity (net of income tax of $52)				(72)			(72)

Comprehensive income							13,015
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $360 (148 shares)		645	1,386				2,031
Dividends declared ($0.09 per common share)					(1,657)		(1,657)

Balance at March 31, 2010	$96	$176,122	$(14,168)	$(24,955)	$269,270	$13,300	$419,665

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note A: Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.
The year-end condensed consolidated balance sheet data at December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of March 31, 2009 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
Certain balance sheet items have been reclassified from their prior presentation to more appropriately reflect the nature of such items. These reclassifications are not considered material and had no effect on the income statement, statement of shareholders’ equity, current assets, current liabilities, or operating cash flows as previously reported.
During the first quarter of 2010, ASU 2009-16 became effective for the Company. ASU 2009-16 provides guidance for identifying entities for which analysis of voting interests, and the holding of those voting interests, is not effective in determining whether a controlling financial interest exists. These entities are considered variable interest entities (“VIEs”). The Company holds investments in four significant equity method investments that were evaluated under ASU 2009-16 to determine whether they were considered VIEs of the Company and subject to consolidation under this standard. The Company concluded that these entities were not VIEs Company and therefore not subject to consolidation under this standard.
New Accounting Pronouncements
ASC 820 – Improving Disclosures about Fair Value Measurements became effective for the Company beginning with the first quarter of 2010. ASC 820 provides additional guidance and enhances the disclosures regarding fair value measurements. ASC 820 also requires new disclosures regarding transfers between levels of fair value measurements. ASC 820 did not have a material impact to the Company’s disclosures.
Note B: Derivatives
The Company’s operating results are affected by changes to commodity prices. The grain division has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts for corn, soybeans, wheat and oats and over-the-counter contracts for grain and ethanol. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. Contracts for the purchase and sale of ethanol currently do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
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
The following table presents the fair value of the Company’s commodity derivatives as of March 31, 2010, December 31, 2009 and March 31, 2009, and the balance sheet line item in which they are located:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009

Forward commodity contracts included in Commodity derivative asset –current	$25,942	$24,255	$58,804
Forward commodity contracts included in Commodity derivative asset	158	3,137	2,110
Forward commodity contracts included in Commodity derivative liability -current	(62,636)	(24,871)	(39,345)
Forward commodity contracts included in Commodity derivative liability	(3,190)	(830)	(1,754)
Regulated futures and options contracts included in Margin deposits (a)	23,186	(11,354)	(1,089)
Over-the-counter contracts included in Margin deposits (a)	15,325	(1,824)	—
Over-the-counter contracts included in accrued expenses and other current liabilities	—	(4,193)	3,085

Total net fair value of commodity derivatives	$(1,215)	$(15,680)	$21,811

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets. See below for additional information.
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2009 Form 10-

K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At March 31, 2010, December 31, 2009 and March 31, 2009, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	March 31, 2010		December 31, 2009		March 31, 2009
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral paid	$215	$—	$40,190	$2,228	$12,972	$—
Collateral received	(6,471)	—	—	—	—	(3,696)
Fair value of derivatives	38,511	—	(13,178)	(4,193)	(1,089)	3,085

Balance at end of period	$32,255	$—	$27,012	$(1,965)	$11,883	$(611)

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended	Three months ended
(in thousands)	March 31, 2010	March 31, 2009

Gains on commodity derivatives included in sales and merchandising revenues	$44,703	$19,107
At March 31, 2010, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Corn	246,990	—	—
Soybeans	18,311	—	—
Wheat	4,813	—	—
Oats	10,459	—	—
Soymeal	—	46
Ethanol	—	—	387,088

Total	280,573	46	387,088

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is consistent with that as of March 31, 2010. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s consolidated balance sheet in either prepaid expenses or other current liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature). The impact to the Company’s results of operations related to these interest rate derivatives were not material for any period presented.
Foreign Currency Derivatives
The Company has entered into a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is consistent with that as of March 31, 2010. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.

Note C: Earnings Per Share
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

	Three months ended
	March 31,
(in thousands)	2010	2009

Net income attributable to The Andersons, Inc.	$12,265	$4,952
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	34	18

Earnings available to common shareholders	$12,231	$4,934

Earnings per share – basic:
Weighted average shares outstanding – basic	18,313	18,157

Earnings per common share – basic	$0.67	$0.27

Earnings per share – diluted:
Weighted average shares outstanding – basic	18,313	18,157
Effect of dilutive options	108	90

Weighted average shares outstanding — diluted	18,421	18,247

Earnings per common share – diluted	$0.66	$0.27

There were approximately 1 thousand and 17 thousand antidilutive stock-based awards outstanding in the first quarter of 2010 and 2009, respectively.
Note D: Employee Benefit Plans
Included as charges against income for the three months ended March 31, 2010 and 2009 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended
	March 31,
(in thousands)	2010	2009

Service cost	$357	$722
Interest cost	1,035	994
Expected return on plan assets	(1,363)	(1,014)
Amortization of prior service cost	—	(147)
Recognized net actuarial loss	424	1,009

Benefit cost	$453	$1,564

	Postretirement Benefits
	Three months ended
	March 31,
(in thousands)	2010	2009

Service cost	$119	$105
Interest cost	300	294
Amortization of prior service cost	(128)	(128)
Recognized net actuarial loss	158	160

Benefit cost	$449	$431

In March 2009, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.5 million. The offset to this adjustment is included in the provision for income taxes on the Company’s Consolidated Income Statement.
Note E: Segment Information

Results of Operations – Segment Disclosures
(in thousands)
	Grain &		Plant	Turf &
First Quarter 2010	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$520,889	$26,690	$103,158	$41,633	$29,628	$—	$721,998
Inter-segment sales	—	154	4,638	633	—	—	5,425
Equity in earnings of affiliates	9,903	—	2	—	—	—	9,905
Other income, net	673	1,809	331	417	119	305	3,654
Interest expense	1,605	1,327	1,133	539	287	(256)	4,635

Operating income (loss) (a)	20,716	1,026	719	2,664	(2,827)	(618)	21,680
(Income) loss attributable to noncontrolling interest	(391)	—	—	—	—	—	(391)

Income (loss) before income taxes	21,107	1,026	719	2,664	(2,827)	(618)	22,071

	Grain &		Plant	Turf &
First Quarter 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$480,521	$26,770	$111,762	$44,703	$33,636	$—	$697,392
Inter-segment sales	3	150	4,201	965	—	—	5,319
Equity in earnings (loss) of affiliates	(3,676)	—	2	—	—	—	(3,674)
Other income (loss), net	559	(34)	488	305	111	(190)	1,239
Interest expense	2,294	1,202	1,088	391	234	481	5,690

Operating income (loss) (a)	5,735	882	2,047	3,097	(2,701)	(1,302)	7,758
(Income) loss attributable to noncontrolling interest	1,039	—	—	—	—	—	1,039

Income (loss) before income taxes	4,696	882	2,047	3,097	(2,701)	(1,302)	6,719

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.

Note F: Equity Method Investments and Related Party Transactions
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received. See Note 3 in the Company’s 2009 Form 10-K for more information, including descriptions of various arrangements the Company has with certain of these entities, primarily three ethanol LLCs that the Company has ownership interests in (the “ethanol LLCs”).
For the quarters ended March 31, 2010 and 2009, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $112.6 million and $93.1 million, respectively. For the quarters ended March 31, 2010 and 2009, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $97.6 million and $113.2 million, respectively.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity.

	% ownership at	Three months ended
	March 31, 2010	March 31,
(in thousands)	(direct and indirect)	2010	2009

The Andersons Albion Ethanol LLC	49%	$2,721	$33
The Andersons Clymers Ethanol LLC	38%	2,884	(82)
The Andersons Marathon Ethanol LLC	50%	1,239	(2,954)
Lansing Trade Group LLC	51%	2,886	(708)
Other	5%-33%	175	37

Total		$9,905	$(3,674)

While the Company holds a majority of the outstanding shares of Lansing Trade Group LLC (“LTG”), all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the LTG operating agreement, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of all gains and losses.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	Three months	Year ended	Three months
	ended March 31,	December 31,	ended March 31,
(in thousands)	2010	2009	2009

The Andersons Albion Ethanol LLC	$31,534	$28,911	$25,332
The Andersons Clymers Ethanol LLC	36,589	33,705	30,658
The Andersons Marathon Ethanol LLC	35,052	33,813	26,823
Lansing Trade Group LLC	62,534	59,648	53,317
Other	1,458	1,283	1,286

Total	$167,167	$157,360	$137,416

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended
	March 31,
(in thousands)	2010	2009

Sales and revenues (a)	$119,315	$125,867
Purchases of product	109,753	90,205
Lease income	1,383	1,398
Labor and benefits reimbursement (b)	2,686	2,537
Accounts receivable at March 31,	8,635	7,874
Accounts payable at March 31,	14,588	12,296

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.
Note G: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, December 31, 2009 and March 31, 2009.

(in thousands)	March 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$74,459	$—	$—	$74,459
Commodity derivatives, net	—	(39,748)	22	(39,726)
Net margin deposit assets	14,148	18,107	—	32,255
Net margin deposit liabilities	—	—	—	—
Other assets and liabilities (a)	8,703	—	(1,925)	6,778

Total	$97,310	$(21,641)	$(1,903)	$73,766

(in thousands)		December 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$145,929	$—	$—	$145,929
Commodity derivatives, net	—	(257)	1,948	1,691
Net margin deposit assets	28,836	(1,824)	—	27,012
Net margin deposit liabilities	—	(1,965)	—	(1,965)
Other assets and liabilities (a)	8,441	—	(1,763)	6,678

Total	$183,206	$(4,046)	$185	$179,345

(in thousands)		March 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$42,285	$—	$—	$42,285
Commodity derivatives, net	—	15,368	4,447	19,815
Net margin deposit assets	11,883	—	—	11,883
Net margin deposit liabilities	—	(611)	—	(611)
Other assets and liabilities (a)	13,453	—	(2,076)	11,377

Total	$67,621	$14,757	$2,371	$84,749

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives and deferred compensation assets.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	March 31, 2010		March 31, 2009
	Interest	Commodity	Interest	Commodity
	rate	derivatives,	rate	derivatives,
(in thousands)	derivatives	net	derivatives	net

Asset (liability) at beginning of period	$(1,763)	$1,948	$(2,367)	$5,114
Realized gains (losses) included in earnings	(72)	(1,926)	(31)	(667)
Unrealized gains (losses) included in other comprehensive income	(126)	—	230	—
New contracts entered in to	36		92

Asset (liability) at end of period	$(1,925)	$22	$(2,076)	$4,447

The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of contracts with producers or customers under which the future settlement date and bushels of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Mercantile Exchange (“CME”) or the New York Merchantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference between the futures price and the local cash price). Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where the Company believes that nonperformance risk is higher (based on past or present experience with a customer or knowledge of the customer’s operations or financial condition), the Company classifies these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of these contracts.
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
Note H: Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of these contracts is estimated based on quoted market termination values.

(in thousands)	March 31, 2010	December 31, 2009

Fair value of long-term debt	$320,683	$325,649
Fair value in excess of (less than) carrying value	2,512	6,688

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
Note I: Debt Agreements
The Company is party to a borrowing arrangement with a syndicate of banks. See Note 6 in the Company’s 2009 Form 10-K for a complete description of this arrangement. On March 4, 2010, the Company, at its request, reduced its borrowing capacity under this arrangement by $100 million effective with the date of notice. The amount available under the line of credit is now $475 million. This reduction was pro-rata among all lenders.
On February 26, 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed Notes. The Amended and Restated Note Purchase Agreement changes the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014.
Note J: Legal Proceedings
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur relatively infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserve can be taken into income and, conversely, if those cases are resolved for amounts incremental to what the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be materially different from what it currently has accrued. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. In that regard, the Company currently is involved in certain disputed matters which may result in significant gains and it is reasonably possible that the Company could recognize material gains from such disputes over the next 12 months, although for all the reasons cited above neither the likelihood of success, nor the amounts of any settlement or verdict, can be predicted, estimated or assured.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2009 Form 10-K, have not materially changed during the first three months of 2010.
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
On April 30, 2010, the Company acquired the assets of O’Malley Grain, Inc. for a purchase price of $8.65 million. There is an additional amount to be paid for inventory that will be settled upon within the next 90 days. O’Malley is a grain cleaning and storage facility with locations in Fairmont, Nebraska and Mansfield, Illinois. Since 1981, O’Malley has been supplying food grade corn to the snack food and tortilla industry. This acquisition will allow the Company to expand further into the production value chain.
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
Grain inventories on hand at March 31, 2010 were 65.1 million bushels, of which 17.3 million bushels were stored for others. This compares to 59.5 million bushels on hand at March 31, 2009, of which 18.2 million bushels were stored for others.
Wheat conditions for 2010, as tracked by the U.S. Department of Agriculture, for unharvested crops, are behind 2009 with 64%, on average, rated as good to excellent for the four states where the Company has facilities. The biggest decrease in crop condition is in Illinois with only 31% rated as good to excellent. The primary harvest period for winter wheat is in the month of July.
The U.S. Department of Agriculture expects U.S. farmers to plant a record-high 78.1 million acres of soybeans in 2010. This is up 1% from 2009’s previous record-high. In addition, planted corn acres are expected to increase 3% to 88.8 million acres. This would be the second-largest area planted to corn since 1947 (behind 2007). The expected corn acreage is up in many states due to reduced winter wheat acreage and growers’ expectations of improved net returns. Currently, planting progress in Illinois, Ohio, Indiana and Michigan for corn is significantly ahead of 2009 and the five year average due to favorable weather conditions in April. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.
The Group’s investments in its three ethanol LLCs had a strong first quarter despite the decline in ethanol margins throughout the industry. The ethanol LLCs were able to lock in a significant percentage of their ethanol sales at profitable margins in advance of the decline. The ethanol LLCs continue to pursue a risk management strategy of locking in future period margins at levels they deem appropriate. They have been able to lock in a significant amount of their remaining 2010 ethanol sales at profitable margins as well, however, not as high as the margins experienced in the first quarter.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base. The Group intends to continue to build its fleet, diversifying it in terms of lease duration, car types, industries, customers, and geographic dispersion. The Group also strives to be a total rail solutions provider through the contributions of its railcar repair shops and fabrication shop in component manufacturing.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2010 were 23,362 compared to 23,711 at March 31, 2009. The current economic downturn has caused a significant decrease in demand and the Company has had to store many of its railcars. The Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased significantly from 86.8% for the quarter ended March 31, 2009 to 70.0% for the quarter ended March 31, 2010. Rail traffic on major U.S. railroads fell 16% during 2009; however, through the first three months of 2010 it has begun to pick up, increasing by 5%.
Although the Company has experienced a significant decline in utilization in its railcar business over the last year, due to the nature of these long-lived assets (low carrying values and long average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur. The Company has been evaluating its railcar portfolio to determine if it would be more cost effective to scrap certain railcars rather than continue to incur storage costs while they remain in storage. Through the first quarter of 2010 railcars have been scrapped at a total gross profit of $2.6 million.
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
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest, North Atlantic and South. States with the highest concentration of sales are also the states where the Company’s facilities are located – Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. The Plant Nutrient Group also has farm centers located throughout Michigan, Indiana, Ohio and Florida, within the same regions as the Company’s other primary agricultural facilities. These farm centers offer agricultural fertilizer, chemicals, seeds, supplies and custom application of fertilizer to the farmer.
Although the Plant Nutrient Group had a slow first quarter due to late planting, good weather in April led to a good start to the second quarter. As mentioned previously, corn acres are expected to increase 3% over 2009 acres which is a benefit to our Plant Nutrient Group as corn requires more nutrients than soybeans or wheat.
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
The Group continues to see positive results from its focus on premium, proprietary products and expanded product lines. The Group has growth opportunities with its golf products, patented cat litter technology, corncob-based Bed-O’ cobs® brand and patented dispersible particle technology DG Lite®. The Group will continue to focus on its research and development capabilities to develop higher value, proprietary products.
Retail Group
The Retail Group includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment near one of its retail stores. The retail concept is More for Your Home ® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$721,998	$697,392
Cost of sales	663,448	636,018

Gross profit	58,550	61,374
Operating, administrative and general	45,403	46,530
Interest expense	4,635	5,690
Equity in earnings of affiliates	9,905	(3,674)
Other income, net	3,654	1,239

Income before income taxes	$22,071	$6,719

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.

Comparison of the three months ended March 31, 2010 with the three months ended March 31, 2009:
Grain & Ethanol Group

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$520,889	$480,521
Cost of sales	494,956	457,222

Gross profit	25,933	23,299
Operating, administrative and general	13,797	13,192
Interest expense	1,605	2,294
Equity in earnings of affiliates	9,903	(3,676)
Other income, net	673	559

Operating income before noncontrolling interest	21,107	4,696
(Income) loss attributable to noncontrolling interest	(391)	1,039

Operating income	$20,716	$5,735

Operating results for the Grain & Ethanol Group increased $15.0 million over the results from the same period last year. Sales of grain for the Group increased $9.9 million, or 3%, and is the result of a 25% increase in volume partially offset by an 18% decrease in the average price per bushel of grain sold. Sales of ethanol increased $19.5 million, or 21%, and is due to a 22% increase in the average price per gallon sold. Volume for the quarter was flat compared to the same period last year. Merchandising revenues for the Group increased $10.9 million over the first quarter of 2009 and is related primarily to an increase in space income, and more specifically basis appreciation, due to the late fall harvest. Revenues from services provided to the ethanol industry were unchanged quarter over quarter.
Gross profit for the Group increased $2.6 million over the first quarter of 2009 which relates to the increases in merchandising revenues mentioned previously.
Operating expenses for the Group increased $0.6 million, or 5%, over the same period in 2009 and is spread among several expense categories, primarily labor, including incentive compensation. The Group’s bad debt expense decreased $0.8 million compared to the first quarter of 2009 due to favorable collection efforts.
Interest expense for the Group decreased $0.7 million, or 30%, from the same period in 2009 due to decreased need to cover margin deposit requirements.
Equity in earnings of affiliates increased $13.6 million over the same period in 2009. Income from the Group’s three ethanol LLCs increased $9.8 million and income from Lansing Trade Group LLC (“LTG”) increased $3.6 million. As mentioned previously, income from the three ethanol LLCs improved despite the decline in ethanol margins throughout the industry during the first quarter as a large percentage of the ethanol had been contracted at profitable margins in advance of the decline. The ethanol LLCs have been able to lock in a significant amount of their remaining 2010 ethanol sales at profitable margins, however, not as high as the margins experienced in the first quarter.

Rail Group

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$26,690	$26,770
Cost of sales	22,688	21,039

Gross profit	4,002	5,731
Operating, administrative and general	3,458	3,613
Interest expense	1,327	1,202
Other income, net	1,809	(34)

Operating income	$1,026	$882

Operating results for the Rail Group increased slightly over the results from the same period last year. Leasing revenues decreased $5.0 million, however, car sales increased $5.0 million. Sales in the Group’s repair and fabrication shops decreased slightly. The decrease in leasing revenues is attributable to the significant decrease in utilization. The Company scrapped approximately 900 cars during the first quarter of 2010 which led to the increase in cars sales. The intentional scrapping of railcars during the first quarter was a result of the Group’s evaluation of its railcar portfolio to determine which cars would be more cost effective to scrap rather than to continue to incur storage costs as they sat idle.
Gross profit for the Group decreased $1.7 million over the first quarter of 2009. Gross profit in the leasing business decreased $4.3 million, or 97%, and can be attributed to the decreased utilization and increased storage costs compared to the same period last year. Gross profit on car sales increased $2.2 million and is attributable to more cars sold and higher scrap prices. Gross profit in the repair and fabrication shops increased $0.4 million.
Operating and interest expenses for the Group remained unchanged over the same period last year. Other income increased due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition. These settlements may be negotiated in lieu of a customer performing the required repairs.
Plant Nutrient Group

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$103,158	$111,762
Cost of sales	91,162	97,240

Gross profit	11,996	14,522
Operating, administrative and general	10,477	11,877
Interest expense	1,133	1,088
Equity in earnings of affiliates	2	2
Other income, net	331	488

Operating income	$719	$2,047

Operating results for the Plant Nutrient Group decreased $1.3 million over the same period last year. Excluding sales from the newly acquired business in 2009, sales decreased $9.0 million, or 8%, due to a combination of a 14% decrease in the average price per ton sold partially offset by a 9% increase in volume. The decrease in the average price per ton sold is a result of the impact of sales contracted in 2008 (at higher commodity prices) that were not consummated until the first quarter of 2009. Gross profit for the Group decreased $2.5 million, or 17% as a result of the same favorable 2009 first quarter sales.
Operating expenses for the Group decreased $1.4 million over the same period last year due to decreased production during the first quarter of 2009 resulting in less overhead absorption.

Turf & Specialty Group

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$41,633	$44,703
Cost of sales	33,193	36,284

Gross profit	8,440	8,419
Operating, administrative and general	5,654	5,236
Interest expense	539	391
Other income, net	417	305

Operating income	$2,664	$3,097

Operating results for the Turf & Specialty Group decreased $0.4 million over results from the same period last year. Sales and merchandising revenues in the lawn fertilizer business decreased $4.0 million, or 10%, due primarily to decreased volume and selling price within the consumer and industrial lines of business. Volume in the professional line of business increased 17%. The Group has seen a positive reception to its new professional products; however, competitive pressure on its non-patented products remains very intense. Sales in the cob business increased $0.9 million, or 24% over the first quarter of 2009 due to an increase in volume of 29% partially offset by a 4% decrease in the average price per ton sold. Gross profit for the Group remained flat compared to the same period last year. Gross profit in the lawn fertilizer business benefited from a 4% increase in gross profit per ton, however, the increased sales in the cob business were in lower margin products resulting in a 24% decrease in margin per ton in that business.
Operating expenses for the Group increased $0.4 million, or 8%, over the same period last year and is spread amongst several expense categories, primarily labor.
Retail Group

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$29,628	$33,636
Cost of sales	21,449	24,233

Gross profit	8,179	9,403
Operating, administrative and general	10,838	11,981
Interest expense	287	234
Other income, net	119	111

Operating loss	$(2,827)	$(2,701)

Operating results for the Retail Group remained relatively unchanged compared to the same period last year. Sales and merchandising revenues decreased $4.0 million. Same store customer counts decreased 7% but same store average sale per customer increased 2%. Limited snow fall until February caused consumers to forego buying winter weather products. Gross profit also decreased as a result of the decreased sales and margins decreasing 1%.
Operating expenses for the Group decreased 10% due primarily to the closure of the Group’s Lima, Ohio store in the fourth quarter of 2009.

Other

	Three months ended
	March 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,179	631
Interest expense	(256)	481
Other income (loss), net	305	(190)

Operating loss	$(618)	$(1,302)

Net corporate operating expenses not allocated to business segments decreased $0.7 million over the same period last year due primarily to decreased interest costs.
As a result of the above, income attributable to The Andersons, Inc. of $12.3 million for the first quarter of 2010 was $7.3 million higher than income attributable to The Andersons, Inc. of $5.0 million recognized in the first quarter of 2009. Income tax expense of $9.4 million was provided at 43.4%. The Company anticipates that its 2010 effective annual rate will be 38.6%. In the first quarter of 2009, income tax expense of $2.8 million was provided at a rate of 36.2%. The Company’s actual 2009 effective tax rate was 36.4%. The increase in the effective rate for 2010 is due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note D for further explanation.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $63.5 million in the first three months of 2010, a change from a use of cash of $50.6 million in the first three months of 2009. The significant use of cash for operating activities is common in the first quarter of the year due to the nature of the Company’s commodity business and the large payouts for grain received during the fall harvest. The first quarter payouts in 2010 were significantly higher than 2009. Net working capital at March 31, 2010 was $301.5 million, a $6.2 million decrease from December 31, 2009 and a $24.7 million decrease from March 31, 2009. Short-term borrowings used to fund operations decreased $25.2 million compared to the same period in 2009.
The Company received refunds of income tax overpayments of $0.8 million in the first quarter of 2010. The Company expects to make payments totaling approximately $24.8 million for the remainder of 2010.
Investing Activities
Total capital spending for 2010 on property, plant and equipment in the Company’s base business is expected to be approximately $52 million. Through the first quarter of 2010, the Company has spent $4.9 million.
In addition to spending on conventional property, plant and equipment, the Company expects to spend $68 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company also expects to offset this amount by proceeds from the sales and dispositions of railcars of $70.0 million. Through March 31, 2010, the Company invested $8.4 million in the purchase of additional railcars and related leases, partially offset by proceeds from sales of $6.8 million.
On April 30, 2010, the Company acquired the assets of O’Malley Grain, Inc. for a purchase price of $8.65 million. There is an additional amount to be paid for inventory that will be settled upon within the next 90 days. O’Malley is a grain cleaning and storage facility with locations in Fairmont, Nebraska and

Mansfield, Illinois. Since 1981, O’Malley has been supplying food grade corn to the snack food and tortilla industry. This acquisition will allow the Company to expand further into the production value chain.
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was reduced at the Company’s request during the first quarter of 2010, to provide the Company with $390 million in short-term lines of credit and $85 million in long-term lines of credit. Minimal borrowings, along with declining volatility for grain and fertilizer prices are the reasons the Company elected to reduce the line of credit by $100 million. The Company had nothing drawn on its short-term line of credit at March 31, 2010. The Company continues to feel that it has adequate capacity to meet its funding needs going forward. Peak short-term borrowings for the Company to date are $10.6 million on January 12, 2010. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
A cash dividend of $0.085 was paid in the first quarter of 2009, a cash dividend of $0.0875 was paid in the second, third and fourth quarters of 2009 and the first quarter of 2010. On February 26, 2010, the Company declared a cash dividend of $0.09 per common share payable on April 22, 2010 to shareholders of record on April 1, 2010. During the first three months of 2009, the Company issued approximately 148 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at March 31, 2010. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. During the first quarter, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed notes. The Amendment changes the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014.
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
The Company had standby letters of credit outstanding of $14.0 million at March 31, 2010, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit, the Company had $461 million remaining available under its short-term line of credit at March 31, 2010.

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
The following table describes the Company’s railcar and locomotive positions at March 31, 2010:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	55
Owned-railcar assets leased to others	On balance sheet — noncurrent	13,841
Railcars leased from financial intermediaries	Off balance sheet	7,183
Railcars — non-recourse arrangements	Off balance sheet	2,160

Total Railcars		23,239

Locomotive assets leased to others	On balance sheet — noncurrent	27
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	14
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		123

In addition, the Company manages 747 railcars for third-party customers or owners for which it receives a fee.
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

(in thousands)	March 31, 2010	December 31, 2009

Net long (short) position	$128	$3,848
Market risk	13	385
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

(in thousands)	March 31, 2010	December 31, 2009

Fair value of long-term debt and interest rate contracts	$322,608	$327,412
Fair value in excess of (less than) carrying value	2,512	6,688
Market risk	(1,951)	(3,344)
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2010, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the first quarter of 2010.

Part II. Other Information
Item 1. Legal Proceedings
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
The Company has been named in a complaint filed by the Illinois Environmental Protection Agency for storm water runoff allegedly contaminated by contact with corn piles stored at its Canton, Illinois grain handling facility. The storm water runoff is alleged to have depleted oxygen levels in two nearby ponds, resulting in fish kills. Also named is a neighboring third party owned and operated ethanol plant for whom the Company provided corn. The Company is cooperating fully with state authorities. The Company does not believe that any clean up expenses or fines that may be assessed are likely to be material. Portions of certain of the costs incurred may also be insured under the Company’s environmental liability policies.
The Company is also currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. The Company accrues expenses where litigation losses are deemed probable and estimable.
Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2009 10-K (Item 1A). There has been no material changes in the risk factors set forth therein.
Item 5. Other Information
(a)	On March 1, 2010, the Company granted stock only stock appreciation rights (“SOSAR’s) with an exercise price of $32.75 per share to its officers, directors and other members of management and performance share units (PSU’s) valued at $32.75 to its officers. The Company also granted restricted shares to employees who were not executive officers. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	SOSAR’s	PSU’s	Restricted Shares

Michael J. Anderson	18,100	12,600	—
Richard R. George	2,510	1,760	—
Nicholas C. Conrad	2,200	1,530	—
Harold M Reed	5,325	3,750	—
Dennis J. Addis	4,700	3,300	—
Rasesh H. Shah	4,575	3,075	—
Executive Group	51,720	35,515	—
Non-executive director group	20,400	—	—
Non-executive officer employee group	54,600	—	19,007

Item 6. Exhibits
(a)	Exhibits

No.	Description
10.41	Form of Stock Only Stock Appreciation Rights Agreement

10.42	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: May 7, 2010	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: May 7, 2010	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: May 7, 2010	By	/s/ Nicholas C. Conrad
Nicholas C. Conrad
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description
10.41	Form of Stock Only Stock Appreciation Rights Agreement

10.42	Form of Performance Share Award Agreement

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350