Form 10-Q
period 2010-06-30
ANDERSONS INC
filed 2010-08-06
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.4 million common shares outstanding, no par value, at July 31, 2010.

THE ANDERSONS, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2010 December 31, 2009 and June 30, 2009	3

Condensed Consolidated Statements of Income — Three and six months ended June 30, 2010 and 2009	5

Condensed Consolidated Statement of Cash Flows — Six months ended June 30, 2010 and 2009	6

Condensed Consolidated Statements of Shareholders’ Equity Six months ended June 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 5. Other Information

Item 6. Exhibits	31
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009

Current assets:
Cash and cash equivalents	$204,317	$145,929	$179,752
Restricted cash	3,548	3,123	4,243
Accounts and notes receivable, net	132,701	137,195	130,824
Margin deposits, net	7,384	27,012	38,009
Inventories:
Grain	129,909	268,648	107,722
Agricultural fertilizer and supplies	57,975	80,194	41,784
Lawn and garden fertilizer and corncob products	20,600	32,036	22,906
Retail merchandise	25,899	24,066	29,615
Other	3,611	2,901	3,057

	237,994	407,845	205,084
Commodity derivative assets — current	14,150	24,255	48,635
Deferred income taxes	11,572	13,284	8,478
Other current assets	20,604	28,180	32,086

Total current assets	632,270	786,823	647,111

Other assets:
Commodity derivative assets — noncurrent	389	3,137	1,354
Other assets and notes receivable, net	41,192	25,629	15,386
Equity method investments	168,098	157,360	137,895

	209,679	186,126	154,635
Railcar assets leased to others, net	169,331	179,154	176,656
Property, plant and equipment:
Land	15,301	15,191	14,566
Land improvements and leasehold improvements	43,701	42,495	39,524
Buildings and storage facilities	133,445	129,625	121,548
Machinery and equipment	171,921	162,810	156,005
Software	10,115	10,202	9,527
Construction in progress	7,871	2,624	3,822

	382,354	362,947	344,992
Less allowances for depreciation and amortization	(238,189)	(230,659)	(224,457)

	144,165	132,288	120,535

Total assets	$1,155,445	$1,284,391	$1,098,937

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009

Current liabilities:
Accounts payable for grain	$76,922	$234,396	$63,475
Other accounts payable	115,023	110,658	90,907
Customer prepayments and deferred revenue	12,712	56,698	18,344
Commodity derivative liabilities — current	54,918	24,871	66,698
Accrued expenses and other current liabilities	49,408	41,563	35,047
Current maturities of long-term debt	23,986	10,935	35,283

Total current liabilities	332,969	479,121	309,754

Other long-term liabilities	17,472	16,051	12,026
Commodity derivative liabilities — noncurrent	2,911	830	4,555
Employee benefit plan obligations	28,711	24,949	36,875
Long-term debt, less current maturities	281,740	308,026	314,557
Deferred income taxes	49,085	49,138	36,871

Total liabilities	712,888	878,115	714,638

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	176,736	175,477	174,108
Treasury shares (769, 918 and 941 shares at 6/30/10, 12/31/09 and 6/30/09, respectively; at cost)	(14,158)	(15,554)	(15,408)
Accumulated other comprehensive loss	(26,807)	(25,314)	(29,266)
Retained earnings	292,780	258,662	244,386

Total shareholders’ equity of The Andersons, Inc.	428,647	393,367	373,916
Noncontrolling interest	13,910	12,909	10,383

Total shareholders’ equity	442,557	406,276	384,299

Total liabilities, and shareholders’ equity	$1,155,445	$1,284,391	$1,098,937

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales and merchandising revenues	$810,999	$810,954	$1,532,997	$1,508,346
Cost of sales and merchandising revenues	723,445	737,620	1,386,893	1,373,638

Gross profit	87,554	73,334	146,104	134,708

Operating, administrative and general expenses	51,107	46,723	96,510	93,253
Interest expense	4,663	5,161	9,298	10,851
Other income (loss):
Equity in earnings (loss) of affiliates	6,667	784	16,572	(2,890)
Other income, net	1,881	2,724	5,535	3,963

Income before income taxes	40,332	24,958	62,403	31,677
Income tax provision	14,553	9,312	23,968	12,118

Net income	25,779	15,646	38,435	19,559
Net (income) loss attributable to the noncontrolling interest	(610)	272	(1,001)	1,311

Net income attributable to The Andersons, Inc.	$25,169	$15,918	$37,434	$20,870

Earnings per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$1.37	$0.87	$2.04	$1.15

Diluted earnings attributable to The Andersons, Inc. common shareholders	$1.36	$0.87	$2.02	$1.14

Dividends paid	$0.0900	$0.0875	$0.1775	$0.1725

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30,
	2010	2009

Operating Activities
Net income	$38,435	$19,559
Adjustments to reconcile net income to provided by operating activities:
Depreciation and amortization	18,813	16,212
Bad debt expense (recovery)	(570)	90
Equity in (earnings)loss of unconsolidated affiliates, net of distributions received	(10,738)	3,260
Gains on sales of railcars and related leases	(3,989)	(1,168)
Excess tax benefit from share-based payment arrangement	(766)	(340)
Deferred income taxes	2,799	11,080
Stock based compensation expense	1,365	1,518
Other	104	2,959
Changes in operating assets and liabilities:
Accounts and notes receivable	5,296	(4,535)
Inventories	173,232	228,892
Commodity derivatives and margin deposits	71,535	14,169
Prepaid expenses and other assets	9,145	60,214
Accounts payable for grain	(161,733)	(152,832)
Other accounts payable and accrued expenses	(37,736)	(67,801)

Net cash provided by operating activities	105,192	131,277

Investing Activities
Acquisition of business	(7,214)	—
Investment in convertible preferred securities	(13,100)	—
Purchases of railcars	(8,956)	(11,884)
Proceeds from sale of railcars	12,637	4,943
Purchases of property, plant and equipment	(15,245)	(7,290)
Proceeds from sale of property, plant and equipment	92	128
Change in restricted cash	(425)	(316)
Investments in affiliates	—	(100)

Net cash used in investing activities	(32,211)	(14,519)

Financing Activities
Proceeds received from issuance of long-term debt	2,460	4,744
Payments on long-term debt	(15,695)	(16,655)
Proceeds from sale of treasury shares to employees and directors	1,290	755
Purchase of treasury stock	—	(229)
Payments of debt issuance costs	(151)	(4,494)
Dividends paid	(3,263)	(3,149)
Excess tax benefit from share-based payment arrangement	766	340

Net cash used in financing activities	(14,593)	(18,688)

Increase in cash and cash equivalents	58,388	98,070
Cash and cash equivalents at beginning of period	145,929	81,682

Cash and cash equivalents at end of period	$204,317	$179,752

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’
				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2008	$96	$173,393	$(16,737)	$(30,046)	$226,707	$11,694	$365,107

Net income (loss)					20,870	(1,311)	19,559
Other comprehensive income:
Unrecognized actuarial gain and prior service costs (net of income tax of $263)				452			452
Cash flow hedge activity (net of income tax of $192)				328			328

Comprehensive income							20,339
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors (149 shares)		715	1,558				2,273
Dividends declared ($0.175 per common share)					(3,191)		(3,191)

Balance at June 30, 2009	96	174,108	(15,408)	(29,266)	244,386	10,383	384,299

Balance at December 31, 2009	96	175,477	(15,554)	(25,314)	258,662	12,909	406,276

Net income					37,434	1,001	38,435
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $993)				(1,263)			(1,263)
Cash flow hedge activity (net of income tax of $147)				(230)			(230)

Comprehensive income							36,942
Stock awards, stock option exercises and other shares issued to employees and directors (149 shares)		1,259	1,396				2,655
Dividends declared ($0.18 per common share)					(3,316)		(3,316)

Balance at June 30, 2010	$96	$176,736	$(14,158)	$(26,807)	$292,780	$13,910	$442,557

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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.
The year-end condensed consolidated balance sheet data at December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of June 30, 2009 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
During the first quarter of 2010, ASU 2009-17 became effective for the Company. ASU 2009-17 provides guidance for identifying entities for which analysis of voting interests, and the holding of those voting interests, is not effective in determining whether a controlling financial interest exists. These entities are considered variable interest entities (“VIEs”). The Company holds investments in four significant equity method investments that were evaluated under ASU 2009-17 to determine whether they were considered VIEs of the Company and subject to consolidation under this standard. The Company concluded that these entities were not VIEs and therefore not subject to consolidation under this standard. During the second quarter of 2010, the Company made an investment in an entity that is considered a VIE, however. See Note I for further information.
New Accounting Pronouncements
ASC 820 — Improving Disclosures about Fair Value Measurements became effective for the Company beginning with the first quarter of 2010. ASC 820 provides additional guidance and enhances the disclosures regarding fair value measurements. ASC 820 also requires new disclosures regarding transfers between levels of fair value measurements. ASC 820 did not have a material impact to the Company’s disclosures.
Note B: Derivatives
The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts for corn, soybeans, wheat, oats and ethanol as well as over-the-counter contracts for both grain and ethanol. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
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
The following table presents the fair value of the Company’s commodity derivatives as of June 30, 2010, December 31, 2009 and June 30, 2009, and the balance sheet line item in which they are located:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009

Forward commodity contracts included in Commodity derivative asset —current	$14,150	$24,255	$48,635
Forward commodity contracts included in Commodity derivative asset	389	3,137	1,354
Forward commodity contracts included in Commodity derivative liability -current	(54,918)	(24,871)	(66,698)
Forward commodity contracts included in Commodity derivative liability	(2,911)	(830)	(4,555)
Regulated futures and options contracts included in Margin deposits (a)	7,466	(11,354)	38,566
Over-the-counter contracts included in Margin deposits (a)	17,593	(1,824)	5,815
Over-the-counter contracts included in accrued expenses and other current liabilities (a)	—	(4,193)	—

Total net fair value of commodity derivatives	$(18,231)	$(15,680)	$23,117

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets. See below for additional information.
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2009 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At June 30, 2010, December 31, 2009 and June 30, 2009, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	June 30, 2010		December 31, 2009		June 30, 2009
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral paid	$—	$—	$40,190	$2,228	$7,838	$—
Collateral received	(17,675)	(7,467)	—	—	(14,210)	—
Fair value of derivatives	25,059	—	(13,178)	(4,193)	44,381	—

Balance at end of period	$7,384	$(7,467)	$27,012	$(1,965)	$38,009	$—

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three and six months ended June 30, 2010 are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2010	June 30, 2010

Gains on commodity derivatives included in sales and merchandising revenues	$7,645	$52,348
At June 30, 2010, the Company had the following bushels, tons and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Corn	235,175	—	—
Soybeans	26,254	—	—
Wheat	6,509	—	—
Oats	14,598	—	—
Soymeal	—	50
Ethanol	—	—	525,906

Total	282,536	50	525,906

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is materially consistent with that as of June 30, 2010. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s consolidated balance sheet in either prepaid expenses or other current liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature). The impact to the Company’s results of operations related to these interest rate derivatives was not material for any period presented.
Foreign Currency Derivatives
The Company has entered into a zero cost foreign currency collar to hedge changes in conversion rates between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is materially consistent with that as of June 30, 2010. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Net income attributable to The Andersons, Inc.	$25,169	$15,918	$37,434	$20,870
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	81	50	112	69

Earnings available to common shareholders	$25,088	$15,868	$37,322	$20,801

Earnings per share — basic:
Weighted average shares outstanding — basic	18,366	18,171	18,340	18,164

Earnings per common share — basic	$1.37	$0.87	$2.04	$1.15

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,366	18,171	18,340	18,164
Effect of dilutive options	97	129	126	115

Weighted average shares outstanding — diluted	18,463	18,300	18,466	18,279

Earnings per common share — diluted	$1.36	$0.87	$2.02	$1.14

There were approximately 21 thousand and 527 thousand antidilutive stock-based awards outstanding for the second quarter of 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 there were approximately 14 thousand and 629 thousand antidilutive stock-based awards outstanding.
Note D: Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2010 and 2009 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost	$1,257	$734	$1,614	$1,456
Interest cost	1,134	1,035	2,169	2,029
Expected return on plan assets	(1,362)	(1,012)	(2,725)	(2,026)
Amortization of prior service cost	—	(147)	—	(294)
Recognized net actuarial loss	892	903	1,316	1,912

Benefit cost	$1,921	$1,513	$2,374	$3,077

	Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost	$114	$101	$233	$206
Interest cost	306	283	606	577
Amortization of prior service cost	(127)	(127)	(255)	(255)
Recognized net actuarial loss	187	152	345	312

Benefit cost	$480	$409	$929	$840

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
Note E: Segment Information

Results of Operations — Segment Disclosures
		(in thousands)
Second quarter ended	Grain &		Plant	Turf &
June 30, 2010	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$473,680	$23,635	$228,404	$41,182	$44,098	$—	$810,999
Inter-segment sales	2	147	2,354	400	—	—	2,903
Equity in earnings of affiliates	6,665	—	2	—	—	—	6,667
Other income, net	624	499	302	377	157	(78)	1,881
Interest expense	1,078	1,317	1,133	503	269	363	4,663

Operating income (loss) (a)	19,622	114	19,017	2,486	2,078	(3,595)	39,722
(Income) loss attributable to noncontrolling interest	(610)	—	—	—	—	—	(610)

Income (loss) before income taxes	20,232	114	19,017	2,486	2,078	(3,595)	40,332

Second quarter ended	Grain &		Plant	Turf &
June 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$500,401	$23,762	$197,638	$39,752	$49,401	$—	$810,954
Inter-segment sales	2	106	2,756	425	—	—	3,289
Equity in earnings of affiliates	781	—	3	—	—	—	784
Other income, net	590	221	770	236	136	771	2,724
Interest expense	2,502	1,229	908	421	265	(164)	5,161

Operating income (loss) (a)	8,931	619	10,345	3,042	2,864	(571)	25,230
(Income) loss attributable to noncontrolling interest	272	—	—	—	—	—	272

Income (loss) before income taxes	8,659	619	10,345	3,042	2,864	(571)	24,958

Six months ended	Grain &		Plant	Turf &
June 30, 2010	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$994,569	$50,325	$331,562	$82,815	$73,726	$—	$1,532,997
Inter-segment sales	2	301	6,992	1,033	—	—	8,328
Equity in earnings of affiliates	16,568	—	4	—	—	—	16,572
Other income, net	1,297	2,308	633	794	276	227	5,535
Interest expense	2,683	2,644	2,266	1,042	556	107	9,298

Operating income (loss) (a)	40,338	1,140	19,736	5,150	(749)	(4,213)	61,402
(Income) loss attributable to noncontrolling interest	(1,001)	—	—	—	—	—	(1,001)

Income (loss) before income taxes	41,339	1,140	19,736	5,150	(749)	(4,213)	62,403

Six months ended	Grain &		Plant	Turf &
June 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$980,922	$50,532	$309,400	$84,455	$83,037	$—	$1,508,346
Inter-segment sales	5	254	6,957	1,390	—	—	8,606
Equity in earnings (loss) of affiliates	(2,895)	—	5	—	—	—	(2,890)
Other income, net	1,149	187	1,258	541	247	581	3,963
Interest expense	4,796	2,431	1,997	812	499	316	10,851

Operating income (loss) (a)	14,666	1,501	12,392	6,139	163	(1,873)	32,988
(Income) loss attributable to noncontrolling interest	1,311	—	—	—	—	—	1,311

Income (loss) before income taxes	13,355	1,501	12,392	6,139	163	(1,873)	31,677

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.
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
For the quarters ended June 30, 2010 and 2009, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $97.5 million and $95.2 million, respectively. For the six months ended June 30, 2010 and 2009, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $210.1 million and $188.3 million, respectively. For the quarters ended June 30, 2010 and 2009, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $97.6 million and $93.2 million, respectively. For the six months ended June 30, 2010 and 2009, revenues recognized for the sale of corn to the ethanol LLCs were $195.2 million and $206.4 million, respectively.

The Company also sells and purchases both corn and ethanol with Lansing Trade Group LLC (“LTG”) in the ordinary course of business on terms similar to sales and purchases with unrelated customers.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. At June 30, 2010, the fair value of derivative contracts with related parties was a liability of $20.4 million.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity.

	% ownership at
	June 30, 2010	Three months ended		Six months ended
	(direct and	June 30,		June 30,
(in thousands)	indirect)	2010	2009	2010	2009

The Andersons Albion Ethanol LLC	49%	$1,201	$758	$3,922	$792
The Andersons Clymers Ethanol LLC	37%	2,047	174	4,931	91
The Andersons Marathon Ethanol LLC	50%	1,145	(586)	2,384	(3,541)
Lansing Trade Group LLC	52%	2,272	435	5,158	(272)
Other	7%-33%	2	3	177	40

Total		$6,667	$784	$16,572	$(2,890)

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
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of all gains and losses of TAME.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009

The Andersons Albion Ethanol LLC	$32,635	$28,911	$25,944
The Andersons Clymers Ethanol LLC	37,109	33,705	30,831
The Andersons Marathon Ethanol LLC	36,197	33,813	26,236
Lansing Trade Group LLC	60,729	59,648	53,595
Other	1,428	1,283	1,289

Total	$168,098	$157,360	$137,895

In the ordinary course of business, the Company will enter into related party transactions with its equity method investees. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Sales and revenues	$115,285	$109,994	$234,131	$235,861
Purchases of product	105,318	93,544	215,071	183,749
Lease income	1,436	1,351	2,819	2,748
Labor and benefits reimbursement (a)	2,713	2,471	5,399	5,008
Accounts receivable at June 30,	12,056	9,472
Accounts payable at June 30,	16,292	13,516

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note G: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, December 31, 2009 and June 30, 2009.

(in thousands)	June 30, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$204,317	$—	$—	$204,317
Commodity derivatives, net	—	(43,297)	7	(43,290)
Net margin deposit assets	(20,240)	27,624	—	7,384
Net margin deposit liabilities	—	(7,467)	—	(7,467)
Convertible preferred securities	—	—	13,100	13,100
Other assets and liabilities (a)	8,586	—	(2,277)	6,309

Total	$192,663	$(23,140)	$10,830	$180,353

(in thousands)	December 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$145,929	$—	$—	$145,929
Commodity derivatives, net	—	(257)	1,948	1,691
Net margin deposit assets	28,836	(1,824)	—	27,012
Net margin deposit liabilities	—	(1,965)	—	(1,965)
Other assets and liabilities (a)	8,441	—	(1,763)	6,678

Total	$183,206	$(4,046)	$185	$179,345

(in thousands)	June 30, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$179,752	$—	$—	$179,752
Commodity derivatives, net	—	(24,296)	3,032	(21,264)
Net margin deposit assets	38,009	—	—	38,009
Other assets and liabilities (a)	9,160	—	(1,613)	7,547

Total	$226,921	$(24,296)	$1,419	$204,044

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

		2010		2009
	Interest	Convertible	Commodity	Interest	Commodity
	rate	Preferred	derivatives,	rate	derivatives,
(in thousands)	derivatives	Securities	net	derivatives	net

Asset (liability) at December 31,	$(1,763)	$—	$1,948	$(2,367)	$5,114
Realized gains (losses) included in earnings	(72)	—	(1,926)	(31)	(667)
Unrealized gains (losses) included in other comprehensive income	(126)	—	—	230	—
New contracts	36	—	—	92	—

Asset (liability) at March 31,	$(1,925)	$—	$22	$(2,076)	$4,447
New investment		13,100
Realized gains (losses) included in earnings	(99)	—	(15)	191	(1,806)
Unrealized gains (losses) included in other comprehensive income	(253)	—	—	272	—
Transfers from level 2	—	—	—	—	391

Asset (liability) at June 30,	$(2,277)	$13,100	$7	$(1,613)	$3,032
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
Net margin deposit assets and liabilities are used by the Company to record derivative contracts for which collateral is required pursuant to such contract. The amounts of net margin deposit assets or liabilities are determined on a counterparty by counterparty basis and reflect the fair value of the futures and options contracts that the Company has through the CME, as well as over-the-counter contracts with various counterparties, net of the cash collateral posted with the counterparty (or held by the Company). While over-the-counter contracts themselves are not exchange-traded, the fair value of these contracts is estimated by reference to similar exchange-traded contracts. The Company does not consider nonperformance risk or credit risk on over-the-counter contracts to be material. This determination is based on credit default rates, credit ratings and other available information.
During the second quarter of 2010, the Company invested $13.1 million convertible preferred shares of Iowa Northern Railway. These shares are carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. Any change in estimated fair value will be recorded within “other comprehensive income”. See Note I for further information.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(in thousands)	June 30, 2010	December 31, 2009

Fair value of long-term debt	$311,826	$325,649
Fair value in excess of (less than) carrying value	6,094	6,688
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
Note H: Debt
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
The Company’s long-term debt at June 30, 2010, December 31, 2009 and June 30, 2009 consisted of the following:

	June 30,	December 31,	June 30,
	2010	2009	2009

Current maturities of long -term debt — nonrecourse	$3,076	$5,080	13,336
Current maturities of long-term debt — recourse	20,910	5,855	21,947

	23,986	10,935	35,283

Long-term debt, less current maturities — nonrecourse	14,579	19,270	28,938
Long-term debt, less current maturities — recourse	267,161	288,756	285,619

	$281,740	$308,026	$314,557
In August, the Company sent notice to all debenture bond holders with bonds earning a rate of interest of 7% or higher, that their bonds would be called on September 1, 2010. The total amount to be called is $17.2 million. This amount is not included in the current maturities listed above.
Note I: Variable Interest Entities
On May 25, 2010, the Company paid $13.1 million in a transaction in which the Company acquired 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway (IANR). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the

Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion rights. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time before May 25, 2015, or subsequent to that date, the Company or IANR can cause such preferred shares held by the Company to be redeemed. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. The change in estimated fair value will be recorded within “other comprehensive income”. The carrying value of the Company’s investment in IANR as of June 30, 2010 was $13.1 million.
U.S. financial accounting standards require a Company with a variable interest in a variable interest entity (“VIE”) to consolidate the VIE if the Company is considered the primary beneficiary. Based on the Company’s assessment, IANR is considered a VIE. Since the Company does not possess the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, it is not considered to be the primary beneficiary of IANR and therefore does not consolidate IANR. The decisions that most significantly impact the economic performance of IANR are made by IANR’s Board of Directors. The Board of Directors has five directors; two directors from the Company, two directors from the common shareholders and one independent director who is elected by unanimous decision of the other four directors. The vote of four of the five directors is required for all key decisions.
The Company’s current maximum exposure to loss related to IANR is $13.3 million, which represents the Company’s investment plus unpaid accrued dividends to date of $0.2 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Note J: Business Acquisitions
On May 1, 2010, the Company acquired two grain cleaning and storage facilities from O’Malley Grain, Inc. (“O’Malley”) for a purchase price of $7.8 million. O’Malley is a supplier of consistent, high quality food-grade corn to the snack food and tortilla industries with facilities in Nebraska and Illinois. The goodwill recognized as a result of this acquisition is $1.2 million as it expands the Company’s service of providing specialty grain to food producers.
The summarized preliminary purchase price allocation is as follows:

Current assets	$4,097
Intangible assets	1,375
Goodwill	1,231
Property, plant and equipment	5,959
Other long-term assets	111
Current liabilities	(4,864)
Other long-term liabilities	(126)

Total purchase price (a)	$7,783

(a)	Of the $7.8 million purchase price, $0.6 million remained in accounts payable at June 30, 2010.
Approximately $1.1 million of the intangible assets (which include customer lists and a non-compete agreement) are being amortized over 5 years. The other $0.3 million (which consists of a grower’s list) is being amortized over 3 years.
Note K: Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur relatively infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserve can be taken into income and, conversely, if those cases are resolved for amounts incremental to what the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be materially different from what it currently has accrued. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. In that regard, the Company currently is involved in certain disputed matters which may result in significant gains and it is reasonably possible that the Company could recognize material gains from such disputes over the next 12 months (including related to the item referred to below), although for all the reasons cited above neither the likelihood of success, nor the amounts or collection of any settlement or verdict, can be predicted, estimated or assured. In the second quarter, 2010, the Company received a trial verdict in the amount of approximately $10.2 million in its civil suit against a grain supplier, and 4 personal guarantors, for damages arising from defaulted forward grain contracts. Collection actions are proceeding, although no representation is made as to final collectability of any amount against any defendant.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2009 Form 10-K, have not materially changed during the first six months of 2010.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana, Illinois and Nebraska. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally.

On May 1, 2010, the Company acquired the assets of O’Malley Grain, Inc. for a purchase price of $7.8 million. O’Malley is a grain cleaning and storage facility with locations in Fairmont, Nebraska and Mansfield, Illinois. Since 1981, O’Malley has been supplying food grade corn to the snack food and tortilla industry. This acquisition will allow the Company to expand further into the production value chain.
The U.S. Department of Agriculture has reported that farmers have planted 78.9 million acres of soybeans, setting a new record high, exceeding last years planted area by 2%. Farmers also planted 87.9 million acres of corn which is up 1.4 million acres from last year. In the states where the Company has grain storage facilities, 70% of the corn is now rated good to excellent, compared to 65% at the same time last year. Soybeans rated as good to excellent were an average of 65%, compared to 60% at this same time last year.
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the Group’s overall performance.
Grain inventories on hand at June 30, 2010 were 48.3 million bushels, of which 17.7 million bushels were stored for others. This compares to 41.1 million bushels on hand at June 30, 2009, of which 18.0 million bushels were stored for others.
The Group’s investments in its three ethanol LLCs have had a strong results for the six months to date as they have been able to lock in a significant percentage of their ethanol sales at profitable margins in advance of the decline. The ethanol LLCs continue to pursue a risk management strategy of locking in future period margins at levels they deem appropriate. They have been able to lock in a significant amount of their remaining 2010 ethanol sales and some of their 2011 sales at profitable margins as well, however, not as high as the margins experienced in the first half of 2010.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base. The Group intends to continue to build its fleet, diversifying it in terms of lease duration, car types, industries, customers, and geographic dispersion. The Group also strives to be a total rail solutions provider through the contributions of its railcar repair shops and fabrication shop in component manufacturing. On May 25, 2010, the Company paid $13.1 million for 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway (IANR). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2010 were 22,834 compared to 23,808 at June 30, 2009. The current economic downturn has caused a significant decrease in demand and the Company has had to store many of its railcars. The Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased significantly from 80.6% for the quarter ended June 30, 2009 to 71.0% for the quarter ended June 30, 2010. Although utilization is down from a year ago, rail traffic on major U.S. railroads has increased 11% since December 31, 2009 and the Group’s average utilization increased 1% from the first quarter of 2010.

Although the Company has experienced a significant decline in utilization in its railcar business over the last year, due to the nature of these long-lived assets (low carrying values and long average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur. The Company has been evaluating its railcar portfolio and assessing expected demand for particular car types and estimated future storage costs compared to current scrap prices to make decisions on whether it should scrap certain railcars. Through the first six months of 2010 railcars have been scrapped at a gain of $3.6 million.
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
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest. States with the highest concentration of sales are also the states where the Company’s facilities are located – Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. The Plant Nutrient Group also has farm centers located throughout Michigan, Indiana, Ohio and Florida, within the same regions as the Company’s other primary agricultural facilities. These farm centers offer agricultural fertilizer, chemicals, seeds, supplies and custom application of fertilizer to the farmer.
As mentioned previously, corn acres planted increased over 2009 which is a benefit to our Plant Nutrient Group as corn requires more nutrients than soybeans or wheat. Rain in the months of May and June caused retailers within the Group’s farm center business to be very competitive on price which resulted in lower margins for the Group’s farm centers.
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
Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Sales and merchandising revenues	$810,999	$810,954	$1,532,997	$1,508,346
Cost of sales	723,445	737,620	1,386,893	1,373,638

Gross profit	87,554	73,334	146,104	134,708
Operating, administrative and general	51,107	46,723	96,510	93,253
Interest expense	4,663	5,161	9,298	10,851
Equity in earnings of affiliates	6,667	784	16,572	(2,890)
Other income, net	1,881	2,724	5,535	3,963

Income before income taxes	$40,332	$24,958	$62,403	$31,677

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.
Comparison of the three months ended June 30, 2010 with the three months ended June 30, 2009:
Grain & Ethanol Group

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$473,680	$500,401
Cost of sales	443,607	477,076

Gross profit	30,073	23,325
Operating, administrative and general	16,052	13,535
Interest expense	1,078	2,502
Equity in earnings of affiliates	6,665	781
Other income, net	624	590

Operating income before noncontrolling interest	20,232	8,659
(Income) loss attributable to noncontrolling interest	(610)	272

Operating income	$19,622	$8,931

Operating results for the Grain & Ethanol Group increased $10.7 million over the results from the same period last year. Sales and merchandising revenues for the Group decreased $26.7 million, or 5%, and is the result of lower commodity prices partially offset by an 8% increase in volume. Gross profit for the Group increased $6.7 million compared to the second quarter of 2009 and is a result of increased space income, and more specifically basis income. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. The Company does not expect the basis appreciation that occurred during the second quarter to continue into the second half of the year.
Operating expenses for the Group increased $2.5 million, or 19%, over the same period in 2009 and is spread among several expense categories related primarily to growth, including labor and incentive compensation.

Interest expense for the Group decreased $1.4 million, or 57%, from the same period in 2009 due to decreased need to cover margin deposit requirements.
Equity in earnings of affiliates increased $5.9 million over the same period in 2009. Income from the Group’s three ethanol LLCs increased $4.0 million and income from Lansing Trade Group LLC (“LTG”) increased $1.8 million. As mentioned previously, income from the three ethanol LLCs improved during the second quarter as a large percentage of the ethanol had been contracted at profitable margins in advance of the decline. The ethanol LLCs have been able to lock in a significant amount of their remaining 2010 and some of their 2011 ethanol sales at profitable margins, though, not as high as the margins experienced in the first half of 2010.
Rail Group

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$23,635	$23,762
Cost of sales	19,284	18,947

Gross profit	4,351	4,815
Operating, administrative and general	3,419	3,188
Interest expense	1,317	1,229
Other income, net	499	221

Operating income	$114	$619

Operating results for the Rail Group decreased $0.5 million compared to the results from the same period last year. Leasing revenues decreased $3.8 million, however, car sales increased $2.6 million. Sales in the Group’s repair and fabrication shops increased $1.1 million. The decrease in leasing revenues is attributable to the significant decrease in utilization. The Company has been evaluating its railcar portfolio and assessing expected demand for particular car types and estimated future storage costs compared to current scrap prices to make decisions on whether it should scrap certain railcars. The Company scrapped approximately 200 cars during the second quarter of 2010 which led to the increase in cars sales.
Gross profit for the Group decreased $0.5 million compared to the second quarter of 2009. Gross profit in the leasing business decreased $1.6 million, or 51%, and can be attributed to the decreased utilization and increased storage costs compared to the same period last year. Gross profit on car sales increased $0.9 million and is attributable to more cars sold and higher scrap prices. Gross profit in the repair and fabrication shops increased $0.2 million.
Operating and interest expenses for the Group increased slightly over the same period last year. Other income for the Group increased as a result of dividend income from IANR.
Plant Nutrient Group

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$228,404	$197,638
Cost of sales	196,841	175,532

Gross profit	31,563	22,106
Operating, administrative and general	11,717	11,626
Interest expense	1,133	908
Equity in earnings of affiliates	2	3
Other income, net	302	770

Operating income	$19,017	$10,345

Operating results for the Plant Nutrient Group increased $8.7 million over the same period last year. Sales and merchandising revenues increased $30.8 million, or 16%, due to a 37% increase in volume partially offset by an 16% decrease in the average price per ton sold. Late spring planting pushed some volume into the second quarter. Gross profit for the Group increased $9.5 million, or 43% as a result of the increase in sales as well as lower costs per ton sold.
Operating and interest expenses for the Group remained relatively flat compared to the same period last year.
Turf & Specialty Group

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$41,182	$39,752
Cost of sales	33,150	32,138

Gross profit	8,032	7,614
Operating, administrative and general	5,420	4,387
Interest expense	503	421
Other income, net	377	236

Operating income	$2,486	$3,042

Operating results for the Turf & Specialty Group decreased $0.6 million compared to results from the same period last year. Sales in the lawn fertilizer business increased $1.0 million, or 3%, due primarily to an increase in volume and an increase in the average price per ton sold in the consumer and industrial lines of business. Volume in the professional line of business increased 9% however the average price per ton sold decreased 11%. The Group has seen a positive reception to its professional products; however, competitive pressure on its non-patented products remains very intense. Sales in the cob business increased $0.4 million, or 10% over the second quarter of 2009 due to a 5% increase in both volume and the average price per ton sold. Gross profit for the Group increased $0.4 million, or 5%, due to the increase in sales mentioned previously. Gross profit per ton in the lawn fertilizer business decreased 2% while gross profit per ton in the cob business increased 18%.
Operating expenses for the Group increased $1.0 million, or 24%, over the same period last year and is due primarily to unabsorbed labor and incentive compensation.
Retail Group

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$44,098	$49,401
Cost of sales	30,563	33,927

Gross profit	13,535	15,474
Operating, administrative and general	11,345	12,481
Interest expense	269	265
Other income, net	157	136

Operating income	$2,078	$2,864

Operating results for the Retail Group decreased $0.8 million compared to the same period last year. Sales decreased $5.3 million, of which $3.3 million was a result of the closing of the Lima, Ohio store. Same store customer counts decreased 5% while the same store average sale per customer remained unchanged. Gross profit decreased $1.9 million, or 13%, as a result of the decreased sales.
Operating expenses for the Group decreased 9% due primarily to the closure of the Group’s Lima, Ohio store in the fourth quarter of 2009.

Other

	Three months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	3,154	1,506
Interest expense	363	(164)
Other income (loss), net	(78)	771

Operating loss	$(3,595)	$(571)

Net corporate operating expenses not allocated to business segments increased $1.6 million over the same period last year due primarily to increased pension and profit sharing expenses.
As a result of the above, income attributable to The Andersons, Inc. of $25.2 million for the second quarter of 2010 was $9.3 million higher than income attributable to The Andersons, Inc. of $15.9 million recognized in the second quarter of 2009. Income tax expense of $14.6 million was provided at 36.6%. The Company anticipates that its 2010 effective annual rate will be 38.2%. In the second quarter of 2009, income tax expense of $9.3 million was provided at a rate of 36.9%. The Company’s actual 2009 effective tax rate was 36.4%. The increase in the effective rate for 2010 is due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note D for further explanation.
Grain & Ethanol Group

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$994,569	$980,922
Cost of sales	938,563	934,298

Gross profit	56,006	46,624
Operating, administrative and general	29,849	26,727
Interest expense	2,683	4,796
Equity in earnings of affiliates	16,568	(2,895)
Other income, net	1,297	1,149

Operating income before noncontrolling interest	41,339	13,355
(Income) loss attributable to noncontrolling interest	(1,001)	1,311

Operating income	$40,338	$14,666

Operating results for the Grain & Ethanol Group increased $25.7 million over the results from the same period last year. On the grain side, sales and merchandising revenues for the Group decreased $23.9 million, or 3%, and is the result of lower commodity prices partially offset by a 17% increase in volume. On the ethanol side, sales increased $21.8 million, or 12%, as a result of an 8% increase in the average price per gallon sold and a 3% increase in volume. Gross profit for the Group increased $9.4 million over the first six months of 2009 and relates primarily to an increase in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. The Company does not expect the basis appreciation that occurred during the first half of the year to continue into the second half of the year.
Operating expenses for the Group increased $3.1 million, or 12%, over the same period in 2009, primarily in labor and benefits related to growth and incentive compensation expense.

Interest expense for the Group decreased $2.1 million, or 44%, from the same period in 2009 due to the decreased need to cover margin deposit requirements.
Equity in earnings of affiliates increased $19.5 million over the same period in 2009. Income from the Group’s three ethanol LLCs increased $13.9 million and income from Lansing Trade Group LLC (“LTG”) increased $5.4 million. As mentioned previously, income from the three ethanol LLCs improved during the first six months as a large percentage of the ethanol had been contracted at profitable margins in advance of the decline. The ethanol LLCs have been able to lock in a significant amount of their remaining 2010 ethanol sales at profitable margins, however, not as high as the margins experienced through the first six months.
Rail Group

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$50,325	$50,532
Cost of sales	41,972	39,986

Gross profit	8,353	10,546
Operating, administrative and general	6,877	6,801
Interest expense	2,644	2,431
Other income, net	2,308	187

Operating income	$1,140	$1,501

Operating results for the Rail Group decreased $0.4 million compared to the results from the same period last year. Leasing revenues decreased $8.8 million, however, car sales increased $7.6 million. Sales in the Group’s repair and fabrication shops increased $1.0 million. The decrease in leasing revenues is attributable to the significant decrease in utilization. The Company has been evaluating its railcar portfolio and assessing expected demand for particular car types and estimated future storage costs compared to current scrap prices to make decisions on whether it should scrap certain railcars. The Company scrapped approximately 1,100 cars during the first six months of 2010 which led to the increase in cars sales.
Gross profit for the Group decreased $1.6 million compared to the first six months of 2009. Gross profit in the leasing business decreased $5.9 million, or 78%, and can be attributed to the decreased utilization and increased storage costs compared to the same period last year. Gross profit on car sales increased $3.1 million and is attributable to more cars sold and higher scrap prices. Gross profit in the repair and fabrication shops increased $0.6 million.
Other income increased due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition. These settlements may be negotiated in lieu of a customer performing the required repairs. In addition, the Group recognized $0.2 million in dividend income from its investment in IANR.
Plant Nutrient Group

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$331,562	$309,400
Cost of sales	288,003	272,772

Gross profit	43,559	36,628
Operating, administrative and general	22,194	23,502
Interest expense	2,266	1,997
Equity in earnings of affiliates	4	5
Other income, net	633	1,258

Operating income	$19,736	$12,392

Operating results for the Plant Nutrient Group increased $7.3 million over the same period last year. Excluding sales from the newly acquired business in 2009, sales decreased $3.4 million, or 1%, due to a combination of a 13% decrease in the average price per ton sold partially offset by a 14% increase in volume. The decrease in the average price per ton sold is a result of the impact of sales contracted in 2008 (at higher commodity prices) that were not recognized until the first quarter of 2009. Gross profit for the Group increased $6.9 million, or 19% as a result of the increased volume as well as lower costs per ton sold.
Operating expenses for the Group decreased $1.3 million over the same period last year due to decreased production during the first few months of 2009 resulting in less overhead absorption.
Turf & Specialty Group

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$82,815	$84,455
Cost of sales	66,343	68,422

Gross profit	16,472	16,033
Operating, administrative and general	11,074	9,623
Interest expense	1,042	812
Other income, net	794	541

Operating income	$5,150	$6,139

Operating results for the Turf & Specialty Group decreased $1.0 million compared to results from the same period last year. Sales in the lawn fertilizer business decreased $3.0 million, or 4%, due primarily to decreased volume and selling price within the consumer and industrial lines of business. Volume in the professional line of business increased 13%. The Group has seen a positive reception to its new professional products; however, competitive pressure on its non-patented products remains very intense. Sales in the cob business increased $1.3 million, or 17% over the first six months of 2009 due to an increase in volume of 16%. The average price per ton sold remained relatively unchanged period over period. Gross profit for the Group increased $0.4 million. Gross profit in the lawn fertilizer business was up 1% per ton, however, the increased sales in the cob business were in lower margin products resulting in a 5% decrease in gross profit per ton in that business.
Operating expenses for the Group increased $1.5 million, or 15%, over the same period last year and are attributed to increased employee costs.
Retail Group

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$73,726	$83,037
Cost of sales	52,012	58,160

Gross profit	21,714	24,877
Operating, administrative and general	22,183	24,462
Interest expense	556	499
Other income, net	276	247

Operating loss	$(749)	$163

Operating results for the Retail Group decreased $0.9 million compared to the same period last year. Sales decreased $9.3 million, of which $5.6 million was a result of the closure of the Lima, Ohio store in late 2009. Same store customer counts decreased 6%, however, same store average sale per customer increased 1%. Gross profit also decreased as a result of the decreased sales and lower margins.

Operating expenses for the Group decreased 9% due also primarily to the closure of the Lima, Ohio store.
Other

	Six months ended
	June 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	4,333	2,138
Interest expense	107	316
Other income (loss), net	227	581

Operating loss	$(4,213)	$(1,873)

Net corporate operating expenses not allocated to business segments increased $2.2 million over the same period last year due primarily to increased expenses related to pension and performance incentives.
As a result of the above, income attributable to The Andersons, Inc. of $37.4 million for the first six months of 2010 was $16.5 million higher than income attributable to The Andersons, Inc. of $20.9 million recognized in the first six months of 2009. Income tax expense of $24.0 million was provided at 39.0%. The Company anticipates that its 2010 effective annual rate will be 38.2%. In the first six months of 2009, income tax expense of $12.1 million was provided at a rate of 36.7%. The Company’s actual 2009 effective tax rate was 36.4%. The increase in the effective rate for 2010 is due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note D for further explanation.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations provided cash of $105.2 million in the first six months of 2010 compared to cash provided by operations of $131.3 million in the first six months of 2009. Net working capital at June 30, 2010 was $299.3 million, an $8.4 million decrease from December 31, 2009 and a $38.1 million decrease from June 30, 2009.
The Company received refunds of income tax overpayments of $0.8 million in the first quarter of 2010 and made payments of $13.9 million in the second quarter of 2010. The Company expects to make payments totaling approximately $10.7 million for the remainder of 2010.
Investing Activities
Total capital spending for 2010 on property, plant and equipment in the Company’s base business is expected to be approximately $39 million. Through the first half of 2010, the Company has spent $15.2 million.
In addition to spending on conventional property, plant and equipment, the Company expects to spend $75 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company also expects to offset this amount by proceeds from the sales and dispositions of railcars of $77.5 million. Through June 30, 2010, the Company invested $9.0 million in the purchase of additional railcars and related leases, offset by proceeds from sales of $12.6 million.
On May 1, 2010, the Company acquired the assets of O’Malley Grain, Inc. for a purchase price of $7.8 million. O’Malley is a grain cleaning and storage facility with locations in Fairmont, Nebraska and Mansfield, Illinois. Since 1981, O’Malley has been supplying food grade corn to the snack food and tortilla industry. This acquisition will allow the Company to expand further into the production value chain.

On May 25, 2010, the Company paid $13.1 million for 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railroad (IANR). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components.
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was reduced at the Company’s request during the first quarter of 2010, to provide the Company with $390 million in short-term lines of credit and $85 million in long-term lines of credit. Minimal borrowings, along with declining volatility for grain and fertilizer prices are the reasons the Company elected to reduce the line of credit by $100 million. The Company had nothing drawn on its short-term line of credit at June 30, 2010. The Company continues to feel that it has adequate capacity to meet its funding needs going forward. Peak short-term borrowings for the Company to date are $10.6 million on January 12, 2010. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
A cash dividend of $0.085 was paid in the first quarter of 2009, a cash dividend of $0.0875 was paid in the second, third and fourth quarters of 2009 and the first quarter of 2010. A cash dividend of $0.09 was paid in the second quarter of 2010. On May 7, 2010, the Company declared a cash dividend of $0.09 per common share payable on July 22, 2010 to shareholders of record on July 1, 2010. During the first six months of 2010, the Company issued approximately 149 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at June 30, 2010. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. During the first half of 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed notes. The Amendment changes the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014.
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
The Company had standby letters of credit outstanding of $15.5 million at June 30, 2010, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit, the Company had $460 million remaining available under its short-term line of credit at June 30, 2010.

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
The following table describes the Company’s railcar and locomotive positions at June 30, 2010:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	212
Owned-railcar assets leased to others	On balance sheet — noncurrent	13,163
Railcars leased from financial intermediaries	Off balance sheet	7,112
Railcars — non-recourse arrangements	Off balance sheet	2,224

Total Railcars		22,711

Locomotive assets leased to others	On balance sheet — noncurrent	27
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	14
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		123

In addition, the Company manages 806 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2010.
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2010, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the second quarter of 2010.
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

THE ANDERSONS, INC.
(Registrant)

Date: August 6, 2010	By	/s/ Michael J. Anderson Michael J. Anderson
President and Chief Executive Officer

Date: August 6, 2010	By	/s/ Richard R. George Richard R. George
Vice President, Controller and CIO
(Principal Accounting Officer)

Date: August 6, 2010	By	/s/ Nicholas C. Conrad Nicholas C. Conrad
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