Form 10-Q
period 2010-09-30
ANDERSONS INC
filed 2010-11-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had approximately 18.4 million common shares outstanding, no par value, at October 29, 2010.

THE ANDERSONS, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2010 December 31, 2009 and September 30, 2009	3

Condensed Consolidated Statements of Income — Three and nine months ended September 30, 2010 and 2009	5

Condensed Consolidated Statement of Cash Flows — Nine months ended September 30, 2010 and 2009	6

Condensed Consolidated Statements of Shareholders’ Equity Nine months ended September 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009

Current assets:
Cash and cash equivalents	$25,732	$145,929	$180,578
Restricted cash	2,915	3,123	3,612
Accounts and notes receivable, net	143,591	137,195	101,279
Margin deposits, net	58,612	27,012	18,948
Inventories:
Grain	312,919	268,648	77,107
Agricultural fertilizer and supplies	68,580	80,194	59,515
Lawn and garden fertilizer and corncob products	21,527	32,036	22,724
Retail merchandise	26,901	24,066	28,343
Other	2,521	2,901	3,129

	432,448	407,845	190,818
Commodity derivative assets — current	118,488	24,255	26,608
Deferred income taxes	13,385	13,284	11,159
Other current assets	35,268	28,180	40,253

Total current assets	830,439	786,823	573,255

Other assets:
Commodity derivative assets — noncurrent	9,851	3,137	2,065
Other assets and notes receivable, net	39,942	25,629	26,540
Equity method investments	165,421	157,360	143,170

	215,214	186,126	171,775
Railcar assets leased to others, net	169,694	179,154	181,830
Property, plant and equipment:
Land	15,427	15,191	15,175
Land improvements and leasehold improvements	44,230	42,495	42,579
Buildings and storage facilities	137,652	129,625	127,686
Machinery and equipment	173,890	162,810	161,382
Software	10,224	10,202	9,933
Construction in progress	7,224	2,624	5,020

	388,647	362,947	361,775
Less allowances for depreciation and amortization	(241,463)	(230,659)	(228,425)

	147,184	132,288	133,350

Total assets	$1,362,531	$1,284,391	$1,060,210

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009

Current liabilities:
Short-term line of credit	$101,400	$—	$—
Accounts payable for grain	131,138	234,396	49,166
Other accounts payable	164,475	110,658	80,704
Customer prepayments and deferred revenue	48,575	56,698	23,364
Commodity derivative liabilities — current	47,968	24,871	59,033
Accrued expenses and other current liabilities	39,776	41,563	34,949
Current maturities of long-term debt	23,953	10,935	26,767

Total current liabilities	557,285	479,121	273,983

Other long-term liabilities	18,455	16,051	13,892
Commodity derivative liabilities — noncurrent	1,936	830	2,360
Employee benefit plan obligations	27,003	24,949	29,186
Long-term debt, less current maturities	264,349	308,026	307,427
Deferred income taxes	51,649	49,138	46,185

Total liabilities	920,677	878,115	673,033

Shareholders’ equity:
The Andersons, Inc. shareholders’ equity:
Common shares, without par value (25,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	177,298	175,477	174,970
Treasury shares (768, 918 and 924 shares at 9/30/10, 12/31/09 and 9/30/09, respectively; at cost)	(14,141)	(15,554)	(15,549)
Accumulated other comprehensive loss	(26,798)	(25,314)	(27,126)
Retained earnings	292,515	258,662	244,036

Total shareholders’ equity of The Andersons, Inc.	428,970	393,367	376,427
Noncontrolling interest	12,884	12,909	10,750

Total shareholders’ equity	441,854	406,276	387,177

Total liabilities, and shareholders’ equity	$1,362,531	$1,284,391	$1,060,210

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales and merchandising revenues	$706,825	$601,000	$2,239,822	$2,109,346
Cost of sales and merchandising revenues	653,716	549,990	2,040,609	1,923,628

Gross profit	53,109	51,010	199,213	185,718

Operating, administrative and general expenses	50,143	51,303	146,653	144,556
Interest expense	4,625	5,123	13,923	15,974
Other income (loss):
Equity in earnings (loss) of affiliates	(1,096)	5,275	15,476	2,385
Other income, net	3,561	2,443	9,096	6,406

Income before income taxes	806	2,302	63,209	33,979
Income tax provision	438	685	24,406	12,803

Net income	368	1,617	38,803	21,176
Net (income) loss attributable to the noncontrolling interest	1,026	(367)	25	944

Net income attributable to The Andersons, Inc.	$1,394	$1,250	$38,828	$22,120

Per common share data:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.08	$0.07	$2.11	$1.21

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.08	$0.07	$2.09	$1.20

Dividends paid	$0.0900	$0.0875	$0.2675	$0.2600

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended
	September 30,
	2010	2009
Operating Activities
Net income	$38,803	$21,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,929	25,414
Bad debt expense (recovery)	(418)	5,483
Equity in (earnings)loss of unconsolidated affiliates, net of distributions received	(7,666)	(2,016)
Gain from pension curtailment	—	(4,132)
Gains on sales of railcars and related leases	(6,365)	(1,587)
Excess tax benefit from share-based payment arrangement	(789)	(559)
Deferred income taxes	3,545	16,466
Stock based compensation expense	1,945	2,136
Lower of cost or market inventory and contract adjustment	—	2,944
Other	115	(155)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,380)	19,570
Inventories	(21,819)	248,638
Commodity derivatives and margin deposits	(108,884)	44,686
Prepaid expenses and other assets	(5,518)	51,464
Accounts payable for grain	(106,948)	(167,141)
Other accounts payable and accrued expenses	44,811	(71,214)

Net cash (used in) provided by operating activities	(146,639)	191,173

Investing Activities
Acquisition of business	(7,783)	(30,480)
Investment in convertible preferred securities	(13,100)	—
Purchases of railcars	(13,626)	(20,587)
Proceeds from sale of railcars	17,474	6,034
Purchases of property, plant and equipment	(23,398)	(12,249)
Proceeds from sale of property, plant and equipment	224	437
Change in restricted cash	208	315
Investments in affiliates	(395)	(100)

Net cash (used in) investing activities	(40,396)	(56,630)

Financing Activities
Net increase in short-term borrowings	101,400	—
Proceeds received from issuance of long-term debt	4,315	7,097
Payments on long-term debt	(34,973)	(34,691)
Proceeds from sale of treasury shares to employees and directors	1,288	858
Purchase of treasury stock	—	(229)
Payments of debt issuance costs	(1,059)	(4,494)
Dividends paid	(4,922)	(4,747)
Excess tax benefit from share-based payment arrangement	789	559

Net cash (used in) provided by financing activities	66,838	(35,647)

Increase(decrease) in cash and cash equivalents	(120,197)	98,896
Cash and cash equivalents at beginning of period	145,929	81,682

Cash and cash equivalents at end of period	$25,732	$180,578

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’
		Additional		Accumulated
	Common	Paid-in	Treasury	Other Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2008	$96	$173,393	$(16,737)	$(30,046)	$226,707	$11,694	$365,107

Net income (loss)					22,120	(944)	21,176
Other comprehensive income:
Unrecognized actuarial gain and prior service costs (net of income tax of $1,630)				2,799			2,799
Cash flow hedge activity (net of income tax of $39)				121			121

Comprehensive income							24,096
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises and other shares issued to employees and directors (166 shares)		1,577	1,417				2,994
Dividends declared ($0.2625 per common share)					(4,791)		(4,791)

Balance at September 30, 2009	96	174,970	(15,549)	(27,126)	244,036	10,750	387,177

Balance at December 31, 2009	96	175,477	(15,554)	(25,314)	258,662	12,909	406,276

Net income (loss)					38,828	(25)	38,803
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $882)				(1,078)			(1,078)
Cash flow hedge activity (net of income tax of $252)				(406)			(406)

Comprehensive income							37,319
Stock awards, stock option exercises and other shares issued to employees and directors (151 shares)		1,821	1,413				3,234
Dividends declared ($0.27 per common share)					(4,975)		(4,975)

Balance at September 30, 2010	$96	$177,298	$(14,141)	$(26,798)	$292,515	$12,884	$441,854

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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.
The year-end condensed consolidated balance sheet data at December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A condensed consolidated balance sheet as of September 30, 2009 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).
During the first quarter of 2010, ASU 2009-17 became effective for the Company. ASU 2009-17 provides guidance for identifying entities for which analysis of voting interests, and the holding of those voting interests, is not effective in determining whether a controlling financial interest exists. These entities are considered variable interest entities (“VIEs”). The Company holds investments in four significant equity method investments that were evaluated under ASU 2009-17 to determine whether they were considered VIEs of the Company and subject to consolidation under this standard. The Company concluded that these entities were not VIEs and therefore not subject to consolidation under this standard. During the second quarter of 2010, the Company made an investment in an entity that is considered a VIE. See Note F for further information.
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

Note B: Derivatives
The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into commodity futures contracts, primarily via a regulated exchange such as the Chicago Mercantile Exchange and, to a lesser extent, via over-the-counter contracts with various counterparties.. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company records forward commodity contracts that do not require the receipt or posting of cash collateral on the balance sheet as commodity derivative assets or liabilities, as appropriate, and accounts for them at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity futures and options contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received) within margin deposits or accrued expenses and other current liabilities on the balance sheet, as appropriate. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
The following table presents the fair value of the Company’s commodity derivatives as of September 30, 2010, December 31, 2009 and September 30, 2009, and the balance sheet line item in which they are located:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009

Forward commodity contracts included in Commodity derivative asset —current	$118,488	$24,255	$26,608
Forward commodity contracts included in Commodity derivative asset	9,851	3,137	2,065
Forward commodity contracts included in Commodity derivative liability -current	(47,968)	(24,871)	(59,033)
Forward commodity contracts included in Commodity derivative liability	(1,936)	(830)	(2,360)
Regulated futures and options contracts included in Margin deposits (a)	(73,246)	(11,354)	16,220
Over-the-counter contracts included in Margin deposits (a)	(29,416)	(1,824)	5,591
Over-the-counter contracts included in accrued expenses and other current liabilities (a)	—	(4,193)	—

Total net fair value of commodity derivatives	$(24,227)	$(15,680)	$(10,909)

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets. See below for additional information.
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2009 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. At September 30, 2010, December 31, 2009 and September 30, 2009, the Company’s margin deposit assets and margin deposit liabilities consisted of the following:

	September 30, 2010		December 31, 2009		September 30, 2009
	Margin	Margin	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities	assets	liabilities

Collateral paid	$161,274	$—	$40,190	$2,228	$10,795	$—
Collateral received	—	—	—	—	(13,658)	—
Fair value of derivatives	(102,662)	—	(13,178)	(4,193)	21,811	—

Balance at end of period	$58,612	$—	$27,012	$(1,965)	$18,948	$—

The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the three and nine months ended September 30, 2010 are as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2010	September 30, 2010

Gains on commodity derivatives included in sales and merchandising revenues	$(37,804)	$14,544
At September 30, 2010, the Company had the following bushels, tons and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Corn	329,942	—	—
Soybeans	47,737	—	—
Wheat	11,306	—	—
Oats	10,781	—	—
Soymeal	—	24

Ethanol	—	—	331,486
Other	275	—	—

Total	400,041	24	331,486

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is materially consistent with that as of September 30, 2010. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s consolidated balance sheet in either prepaid expenses or other current liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature). The impact to the Company’s results of operations related to these interest rate derivatives was not material for any period presented.
Foreign Currency Derivatives
The Company has entered into a zero cost foreign currency collar to hedge changes in conversion rates between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 13 “Derivatives,” in the Company’s 2009 Annual Report on Form 10-K and such information is materially consistent with that as of September 30, 2010. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net income attributable to The Andersons, Inc.	$1,394	$1,250	$38,828	$22,120
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	4	4	119	72

Earnings available to common shareholders	$1,390	$1,246	$38,709	$22,048

Earnings per share — basic:
Weighted average shares outstanding — basic	18,369	18,210	18,350	18,180

Earnings per common share — basic	$0.08	$0.07	$2.11	$1.21

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,369	18,210	18,350	18,180
Effect of dilutive common stock equivalents	100	198	143	155

Weighted average shares outstanding — diluted	18,469	18,408	18,493	18,335

Earnings per common share — diluted	$0.08	$0.07	$2.09	$1.20

There were approximately 8,000 and 40 antidilutive stock-based awards outstanding for the third quarter and nine months ended September 30, 2010, respectively. There were no antidilutive stock-based awards outstanding for the third quarter or nine months ended September 30, 2009.

Note D: Employee Benefit Plans
Included as charges against income for the three and nine months ended September 30, 2010 and 2009 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost	$—	$715	$1,614	$2,171
Interest cost	1,085	1,000	3,254	3,029
Expected return on plan assets	(1,363)	(1,089)	(4,088)	(3,115)
Amortization of prior service credit	—	(98)	—	(392)
Recognized net actuarial loss	251	877	1,567	2,789
Curtailment gain	—	(4,132)	—	(4,132)

Benefit cost	$(27)	$(2,727)	$2,347	$350

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost	$116	$103	$349	$309
Interest cost	304	289	910	866
Amortization of prior service cost credit	(128)	(128)	(383)	(383)
Recognized net actuarial loss	173	156	518	468

Benefit cost	$465	$420	$1,394	$1,260

During the third quarter of 2009, the Company announced a freeze to its defined benefit plan effective July 1, 2010 for all of its non-retail line of business employees. Pension benefits for the retail line of business employees were frozen at December 31, 2006.
In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.5 million. The offset to this adjustment is included in the provision for income taxes on the Company’s Consolidated Income Statement.
Note E: Segment Information
Results of Operations — Segment Disclosures
(in thousands)

Third quarter ended	Grain &		Plant	Turf &
September 30, 2010	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$498,245	$22,314	$129,109	$23,156	$34,001	$—	$706,825
Inter-segment sales	—	144	1,828	251	—	—	2,223
Equity in earnings of affiliates	(1,097)	—	1	—	—	—	(1,096)
Other income, net	709	1,782	233	244	128	465	3,561
Interest expense (income)	2,420	1,279	1,065	337	312	(788)	4,625

Operating income (loss) (a)	2,456	85	1,462	(291)	(1,651)	(229)	1,832
(Income) loss attributable to noncontrolling interest	1,026	—	—	—	—	—	1,026

Income (loss) before income taxes	1,430	85	1,462	(291)	(1,651)	(229)	806

Third quarter ended	Grain &		Plant	Turf &
September 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$450,762	$21,156	$70,446	$21,451	$37,185	$—	$601,000
Inter-segment sales	3	97	2,138	174	—	—	2,412
Equity in earnings of affiliates	5,271	—	1	—	—	3	5,275
Other income, net	751	66	337	287	111	891	2,443
Interest expense	2,207	1,130	998	298	253	237	5,123

Operating income (loss) (a)	8,878	(1,064)	(2,769)	(314)	(2,285)	(511)	1,935
(Income) loss attributable to noncontrolling interest	(367)	—	—	—	—	—	(367)

Income (loss) before income taxes	9,245	(1,064)	(2,769)	(314)	(2,285)	(511)	2,302

Nine months ended	Grain &		Plant	Turf &
September 30, 2010	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,492,814	$72,639	$460,671	$105,971	$107,727	$—	$2,239,822
Inter-segment sales	2	445	8,820	1,284	—	—	10,551
Equity in earnings of affiliates	15,471	—	5	—	—	—	15,476
Other income, net	2,006	4,090	866	1,038	404	692	9,096
Interest expense	5,103	3,923	3,331	1,379	868	(681)	13,923

Operating income (loss) (a)	42,794	1,225	21,198	4,859	(2,400)	(4,442)	63,234
(Income) loss attributable to noncontrolling interest	25	—	—	—	—	—	25

Income (loss) before income taxes	42,769	1,225	21,198	4,859	(2,400)	(4,442)	63,209

Nine months ended	Grain &		Plant	Turf &
September 30, 2009	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,431,684	$71,688	$379,846	$105,906	$120,222	$—	$2,109,346
Inter-segment sales	8	302	9,095	1,366	—	—	10,771
Equity in earnings (loss) of affiliates	2,376	—	6	—	—	3	2,385
Other income, net	1,900	253	1,595	828	358	1,472	6,406
Interest expense	7,003	3,561	2,995	1,110	752	553	15,974

Operating income (loss) (a)	23,544	437	9,623	5,825	(2,122)	(2,384)	34,923
(Income) loss attributable to noncontrolling interest	944	—	—	—	—	—	944

Income (loss) before income taxes	22,600	437	9,623	5,825	(2,122)	(2,384)	33,979

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.

Note F: Related Parties
Equity Method Investments
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
For the quarters ended September 30, 2010 and 2009, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $118.2 million and $96.7 million, respectively. For the nine months ended September 30, 2010 and 2009, revenues recognized for the sale of ethanol that the Company purchased from its ethanol LLCs were $328.3 million and $285.0 million, respectively. For the quarters ended September 30, 2010 and 2009, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $101.2 million and $79.3 million, respectively. For the nine months ended September 30, 2010 and 2009, revenues recognized for the sale of corn to the ethanol LLCs were $296.4 million and $285.7 million, respectively.
The Company also sells and purchases both grain and ethanol with Lansing Trade Group LLC (“LTG”) in the ordinary course of business on terms similar to sales and purchases with unrelated customers. From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. At September 30, 2010, the fair value of derivative contracts with related parties was an asset of $45.1 million.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity.

	% ownership at
	September 30,
	2010	Three months ended		Nine months ended
	(direct and	September 30,		September 30,
(in thousands)	indirect)	2010	2009	2010	2009

The Andersons Albion Ethanol LLC	50%	$(177)	$2,214	$3,745	$3,006
The Andersons Clymers Ethanol LLC	38%	(108)	348	4,823	439
The Andersons Marathon Ethanol LLC	50%	(2,350)	999	34	(2,542)
Lansing Trade Group LLC	52%	1,538	1,710	6,696	1,438
Other	7%-33%	1	4	178	44

Total		$(1,096)	$5,275	$15,476	$2,385

While the Company holds a majority of the outstanding units of Lansing Trade Group LLC (“LTG”), all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the LTG operating agreement, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
During the third quarter of 2010, the Company purchased 59 additional units of TAAE from one of its investors. This purchase gives the Company 5,001 units, or a 50.01% ownership interest. While the Company holds a majority of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company will continue to account for its investment in TAAE under the equity method of accounting.

The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of all gains and losses of TAME.
The following table presents the Company’s investment balance in each of its equity method investees by entity.

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009

The Andersons Albion Ethanol LLC	$30,876	$28,911	$28,158
The Andersons Clymers Ethanol LLC	37,001	33,705	31,179
The Andersons Marathon Ethanol LLC	33,847	33,813	27,236
Lansing Trade Group LLC	62,267	59,648	55,304
Other	1,430	1,283	1,293

Total	$165,421	$157,360	$143,170

Investment in Debt Securities
On May 25, 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and approximately 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, After May 25, 2015, the Company or IANR can cause such preferred shares held by the Company to be redeemed. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. The change in estimated fair value will be recorded within “other comprehensive income”. The estimated fair value of the Company’s investment in IANR as of September 30, 2010 was $13.1 million.
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
The Company’s current maximum exposure to loss related to IANR is $13.7 million, which represents the Company’s investment plus unpaid accrued dividends to date of $0.6 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above. The following table sets forth the related party transactions entered into for the time periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Sales and revenues	$119,510	$99,972	$353,641	$335,833
Purchases of product	108,233	97,580	323,304	281,329
Lease income	1,413	1,347	4,232	4,095
Labor and benefits reimbursement (a)	2,654	2,532	8,053	7,540
Accounts receivable at September 30,	15,136	5,501
Accounts payable at September 30,	18,229	11,663

(a)	The Company provides employee and administrative support to the ethanol LLCs, and charges them an allocation of the Company’s costs of the related services.
Note G: Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, December 31, 2009 and September 30, 2009.

(in thousands)		September 30, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$25,732	$—	$—	$25,732
Commodity derivatives, net	—	77,213	1,222	78,435
Net margin deposit assets	78,345	(19,733)	—	58,612
Convertible preferred securities	—	—	13,100	13,100
Other assets and liabilities (a)	8,315	—	(2,615)	5,700

Total	$112,392	$57,480	$11,707	$181,579

(in thousands)		December 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$145,929	$—	$—	$145,929
Commodity derivatives, net	—	(257)	1,948	1,691
Net margin deposit assets	28,836	(1,824)	—	27,012
Net margin deposit liabilities	—	(1,965)	—	(1,965)
Other assets and liabilities (a)	8,441	—	(1,763)	6,678

Total	$183,206	$(4,046)	$185	$179,345

(in thousands)		September 30, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$180,578	$—	$—	$180,578
Commodity derivatives, net	—	(34,230)	1,510	(32,720)
Net margin deposit assets	18,948	—	—	18,948
Other assets and liabilities (a)	9,667	—	(1,996)	7,671

Total	$209,193	$(34,230)	$(486)	$174,477

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2010			2009
		Convertible		Interest
	rate	Preferred	Commodity	Interest rate	Commodity
(in thousands)	derivatives	Securities	derivatives, net	derivatives	derivatives, net

Asset (liability) at December 31,	$(1,763)	$—	$1,948	$(2,367)	$5,114
Realized gains (losses) included in earnings	(72)	—	(1,926)	(31)	(667)
Unrealized gains (losses) included in other comprehensive income	(126)	—	—	230	—
New contracts	36	—	—	92	—
Transfers from level 2	—	—	—	—	—
Contracts cancelled, transferred to accounts receivable	—	—	—	—	—

Asset (liability) at March 31,	$(1,925)	$—	$22	$(2,076)	$4,447
New investment		13,100
Realized gains (losses) included in earnings	(99)	—	(15)	191	(1,806)
Unrealized gains (losses) included in other comprehensive income	(253)	—	—	272	—
Transfers from level 2	—	—	—	—	391

Asset (liability) at June 30,	$(2,277)	$13, 100	$7	$(1,613)	$3,032
Realized gains (losses) included in earnings	(54)	—	589	(54)	(675)
Unrealized gains (losses) included in other comprehensive income	(284)	—		(329)	—
Transfers to and from level 2	—	—	626		(209)
Contracts cancelled, transferred to accounts receivable	—	—			(638)

Asset (liability) at September 30,	$(2,615)	$13,100	$1,222	$(1,996)	$1,510
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
During the second quarter of 2010, the Company invested $13.1 million in cumulative convertible preferred shares of Iowa Northern Railway Corporation. These shares are carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. Any change in estimated fair value will be recorded within “other comprehensive income”. See Note F for further information.
Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(in thousands)	September 30, 2010	December 31, 2009
Fair value of long-term debt	$294,468	$325,649
Fair value in excess of (less than) carrying value	6,165	6,688
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
Note H: Debt
The Company is party to a borrowing arrangement with a syndicate of banks (the Second Amended and Restated Loan Agreement). See Note 6 in the Company’s 2009 Form 10-K for a complete description of this arrangement. This borrowing arrangement provided the Company with $390 million in short-term lines of credit and $85 million in long-term lines of credit.
On September 30, 2010, the Company entered into a new loan agreement with the same syndicate of banks referred to above. This new loan agreement replaces the $85 million long-term line of credit noted above, expires in five years and provides for $110 million of borrowing capacity. As of September 30, 2010, no borrowings were outstanding under this new arrangement. Any borrowings under this arrangement will be due on September 30, 2015 and will be at a variable interest rate based off LIBOR plus an applicable spread. On October 7, 2010, the new loan agreement was amended to increase the amount of the long-term line from $110 million to $115 million.
The short-term line of credit of $390 million expires in September 2011. At September 30, 2010, the Company had $101.4 million outstanding on its short-term line of credit.
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
The Company’s long-term debt at September 30, 2010, December 31, 2009 and September 30, 2009 consisted of the following:

	September 30, 2010	December 31, 2009	September 30, 2009

Current maturities of long -term debt — nonrecourse	$3,081	$5,080	7,329
Current maturities of long-term debt — recourse	20,872	5,855	19,438

	23,953	10,935	26,767

Long-term debt, less current maturities — nonrecourse	13,853	19,270	20,611
Long-term debt, less current maturities — recourse	250,496	288,756	286,816

	$264,349	$308,026	$307,427
The Company called all debenture bonds earning a rate of interest of 7% or higher during the third quarter. The total amount called was $17.2 million. During the third quarter of 2010, the Company filed a registration statement with the Securities and Exchange Commission to register $18 million in 4% five-year debenture bonds and $12 million in 5% ten-year debenture bonds. As of this filing that registration has not yet been made effective.
Note I: Business Acquisitions
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
The summarized preliminary purchase price allocation is as follows:

Current assets	$4,097
Intangible assets	1,375
Goodwill	1,231
Property, plant and equipment	5,959
Other long-term assets	111
Current liabilities	(4,864)
Other long-term liabilities	(126)

Total purchase price	$7,783

Approximately $1.1 million of the intangible assets (which include customer lists and a non-compete agreement) are being amortized over 5 years. The other $0.3 million (which consists of a grower’s list) is being amortized over 3 years.
Note J: Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserve can be taken into income and, conversely, if those cases are resolved for amounts incremental to what the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. In that regard, the Company currently is involved in certain disputed matters which may result in significant gains and it is reasonably possible that the Company could recognize material gains from such disputes over the next 12 months (including related to the item referred to below), although for all the reasons cited above neither the likelihood of success, nor the amounts or collection of any settlement or verdict, can be predicted, estimated or assured. In the second quarter, 2010, the Company received a trial verdict in the amount of approximately $10.2 million in its civil suit against a grain supplier, and 4 personal guarantors, for damages arising from defaulted forward grain contracts. Settlement discussions are underway and collection actions remain in process, although no representation is made as to final collectability of any amount against any defendant.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2009 Form 10-K, have not materially changed during the first nine months of 2010.
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in Ohio, Michigan, Indiana, Illinois and two grain cleaning and storage facilities, one located in Nebraska and one located in Illinois. In addition to storage and merchandising, the Group performs grain trading, risk management and other services for its customers. The Group is also the developer and significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC, an established trading business with offices throughout the country and internationally.
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
The agricultural grain-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the Company deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the Group’s overall performance.
Grain inventories on hand at September 30, 2010 were 68.1 million bushels, of which 20.0 million bushels were stored for others. This compares to 41.6 million bushels on hand at September 30, 2009, of which 19.5 million bushels were stored for others.
According to the October 12, 2010 Crop Progress Report published by the U. S. Department of Agriculture, the corn and soybean harvest is significantly ahead of both last year and the five year average in the

Company’s primary region (Indiana, Illinois, Michigan, Ohio and Nebraska) due to favorable weather conditions in the early fall. An average of 66% of planted corn was rated as good to excellent in the Company’s primary region which is a slight improvement over conditions at the same time last year. Soybeans rated as good to excellent were an average of 62% which is even with last year. Next year’s winter wheat crop is 59% planted with Michigan being the furthest ahead at 73%.
The Group’s investments in its three ethanol LLCs had weak results for the third quarter of 2010 compared to the same period in 2009. The ethanol LLCs had previously contracted a significant portion of its third quarter ethanol sales at minimal margins based on their view of the ethanol market at that time. For several reasons, including rising prices for certain inputs and higher than anticipated maintenance and repair costs, results were lower than previously expected.
Rail Group
The Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners and operates a custom steel fabrication business. The Group has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a diversified customer base. The Group intends to continue to build its fleet, diversifying it in terms of lease duration, car types, industries, customers, and geographic dispersion. The Group also strives to be a total rail solutions provider through the contributions of its railcar repair shops. On May 25, 2010, the Company paid $13.1 million for 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway (IANR). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and approximately 500 railcars and primarily serves agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2010 were 22,644 compared to 23,975 at September 30, 2009. The current economic downturn has caused a significant decrease in demand and the Company has had to store many of its railcars. The Group’s average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased from 74.4% for the quarter ended September 30, 2009 to 72.9% for the quarter ended September 30, 2010. Although utilization is down from a year ago, rail traffic on major U.S. railroads has increased 10% since December 31, 2009 and the Group’s average utilization increased 2% from the second quarter of 2010. Increased leasing activity late in the third quarter brought the utilization rate as of September 30, 2010 up to 75.6%.
Although the Company has experienced a significant decline in utilization in its railcar business over the last two years, due to the nature of these long-lived assets (low carrying values and long average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur.
Plant Nutrient Group
The Company’s Plant Nutrient Group purchases, stores, formulates, manufactures and sells dry and liquid fertilizer nutrients to dealers and farmers as well as sells reagents for air pollution control technologies used in coal-fired power plants. In addition, they provide warehousing and services to manufacturers and customers, formulate liquid anti-icers and deicers for use on roads and runways, distribute crop protection chemicals and seeds and various other farm inputs. The major fertilizer nutrient products sold by the Company contain nitrogen, phosphate and potash, singly or in combination.
The Company’s market area for its plant nutrient wholesale business includes major agricultural states in the Midwest. States with the highest concentration of sales are also the states where the Company’s facilities are located — Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin. The Plant Nutrient

Group also has farm centers located in Michigan, Indiana, Ohio and Florida. These farm centers offer agricultural fertilizer, crop protection chemicals, seeds, other input supplies and custom application of fertilizer to the farmer.
Volume was up sixty percent for the Group during the third quarter of 2010 due to re-stocking of the nutrient pipeline spurred by rising grain prices, an early harvest, and favorable application weather throughout the Midwest. Fertilizer prices have been increasing significantly as well and have returned to levels at or above their long-term trend lines. The Company is closely monitoring the rising fertilizer prices as well as its inventory positions and has implemented policies and improved tools to monitor and control price risk to avoid a re-occurrence of the magnitude of lower-of-cost-or-market inventory write-downs that occurred in 2008 when then record prices collapsed.
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
Retail Group
The Retail Group includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. The Group also operates a sales and service facility for outdoor power equipment near one of its retail stores. The retail concept is More for Your Home ® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers. During the third quarter the Group completed a major reset of the grocery and lawn and garden areas in three of its large retail stores to offer a wider product mix.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Sales and merchandising revenues	$706,825	$601,000	$2,239,822	$2,109,346
Cost of sales	653,716	549,990	2,040,609	1,923,628

Gross profit	53,109	51,010	199,213	185,718
Operating, administrative and general	50,143	51,303	146,653	144,556
Interest expense	4,625	5,123	13,923	15,974
Equity in earnings of affiliates	(1,096)	5,275	15,476	2,385
Other income, net	3,561	2,443	9,096	6,406

Income before income taxes	$806	$2,302	$63,209	$33,979

The following discussion focuses on the operating results as shown in the consolidated statements of income with a separate discussion by segment. Additional segment information is included in the notes to the condensed consolidated financial statements herein in Note E: Segment Information.
Comparison of the three months ended September 30, 2010 with the three months ended September 30, 2009:
Grain & Ethanol Group

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$498,245	$450,762
Cost of sales	476,873	426,274

Gross profit	21,372	24,488
Operating, administrative and general	17,134	19,058
Interest expense	2,420	2,207
Equity in earnings of affiliates	(1,097)	5,271
Other income, net	709	751

Operating income before noncontrolling interest	1,430	9,245
(Income) loss attributable to noncontrolling interest	1,026	(367)

Operating income	$2,456	$8,878

Operating results for the Grain & Ethanol Group decreased $6.4 million over the results from the same period last year. Sales and merchandising revenues for the Group increased $47.5 million, or 11%, and is the result of rising commodity prices and increased volumes. Gross profit for the Group decreased $3.1 million compared to the third quarter of 2009 and is a result of decreased space income, and more specifically basis income. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. During the first half of 2010 wheat basis narrowed and the Company recognized a significant amount of basis income. During the third quarter, this did not continue and the Group actually lost some of the basis gains it had recognized during the first half.
Operating expenses for the Group decreased $1.9 million, or 10%, over the same period in 2009. In the third quarter of 2009, the Company recorded a $5.4 million increase to its bad debt reserve. Excluding bad debt expense, operating expenses increased $3.5 million and is spread among several expense categories related primarily to growth as well as an earlier than normal harvest.
Equity in earnings of affiliates decreased $6.4 million over the same period in 2009. Income from the Group’s three ethanol LLCs decreased $6.2 million and income from Lansing Trade Group LLC (“LTG”) decreased $0.2 million. As mentioned previously, income from the three ethanol LLCs was significantly lower compared to the third quarter of 2009. The LLCs had previously contracted for third quarter ethanol sales at minimal margins, based on their view of the ethanol market at that time. For several reasons, including rising prices for certain inputs and higher than anticipated maintenance and repair costs, results were lower than expected for the quarter.

Rail Group

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$22,314	$21,156
Cost of sales	19,737	17,990

Gross profit	2,577	3,166
Operating, administrative and general	2,995	3,166
Interest expense	1,279	1,130
Other income, net	1,782	66

Operating income	$85	$(1,064)

Operating results for the Rail Group improved $1.1 million compared to the results from the same period last year. Leasing revenues decreased $2.8 million, however, car sales increased $2.7 million. Sales in the Group’s repair and fabrication shops increased $1.3 million. The decrease in leasing revenues is attributable to the significant decrease in utilization. While utilization is down from the same period last year, it has increased 2% from the second quarter of 2010. This is a good indication that things may be starting to improve. Increased leasing activity late in the third quarter brought the utilization rate as of September 30, 2010 up to 75.6%.
Gross profit for the Group decreased $0.6 million compared to the third quarter of 2009. Gross profit in the leasing business decreased $1.9 million, or 101%, and can be attributed to the decreased utilization and increased storage and maintenance costs compared to the same period last year. Gross profit on car sales increased $0.9 million and is attributable to more cars sold and higher scrap prices. Gross profit in the repair and fabrication shops increased $0.4 million.
Other income for the Group increased $1.7 million due primarily to accrued dividend income from IANR in the amount of $0.5 million and gains from the sale of certain assets of $0.8 million.
Plant Nutrient Group

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$129,109	$70,446
Cost of sales	114,883	62,240

Gross profit	14,226	8,206
Operating, administrative and general	11,933	10,315
Interest expense	1,065	998
Equity in earnings of affiliates	1	1
Other income, net	233	337

Operating income	$1,462	$(2,769)

Operating results for the Plant Nutrient Group increased $4.2 million over the same period last year. Sales and merchandising revenues increased $58.7 million, or 83%, due to a 60% increase in volume and a 15% increase in the average price per ton sold. An early harvest, rising grain prices and nice weather during the summer and early fall allowed more product to be sold and applied than in the third quarter of 2009. Gross profit for the Group increased $6.0 million, or 73% as a result of both the increased volume and a 16% increase in gross profit per ton sold.
Operating expenses for the Group increased 16% over the same period last year due primarily to increased maintenance and bad debt expense.

Turf & Specialty Group

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$23,156	$21,451
Cost of sales	17,939	16,983

Gross profit	5,217	4,468
Operating, administrative and general	5,415	4,771
Interest expense	337	298
Other income, net	244	287

Operating income	$(291)	$(314)

Operating results for the Turf & Specialty Group improved slightly compared to results from the same period last year. Sales in the lawn fertilizer business increased $0.4 million, or 2%, due primarily to a 5% increase in volume partially offset by a 3% decrease in the average price per ton sold. The Group has seen a positive reception to its professional products; however, competitive pressure on its non-patented products remains very intense. Sales in the cob business increased $1.3 million, or 33% over the third quarter of 2009 due to a 36% increase in volume, partially offset by a 2% decrease in the average price per ton sold. Gross profit for the Group increased $0.7 million, or 17%, due to the volume increases mentioned previously and an overall 2% increase in gross profit per ton.
Operating expenses for the Group increased $0.6 million, or 13%, over the same period last year and is due primarily to a one-time credit received in 2009 related to the freezing of the Company’s defined benefit pension plan.
Retail Group

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$34,001	$37,185
Cost of sales	24,284	26,503

Gross profit	9,717	10,682
Operating, administrative and general	11,184	12,825
Interest expense	312	253
Other income, net	128	111

Operating income	$(1,651)	$(2,285)

Operating results for the Retail Group improved $0.6 million compared to the same period last year. Sales decreased $3.2 million, of which $3.0 million was a result of the closing of the Lima, Ohio store. Same store customer counts decreased 2% while the same store average sale per customer increased 1%. Gross profit decreased $1.0 million, or 9%, as a result of the decreased sales.
Operating expenses for the Group decreased 13% due primarily to the closure of the Group’s Lima, Ohio store in the fourth quarter of 2009.

Other

	Three months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	1,482	1,168
Interest expense (income)	(788)	237
Equity in earnings of affiliates		3
Other income, net	465	891

Operating loss	$(229)	$(511)

Net corporate operating losses not allocated to business segments reduced $0.3 million compared to the same period last year.
As a result of the above, income attributable to the Company of $1.4 million for the third quarter of 2010 was $0.1 million higher than income attributable to the Company of $1.3 million recognized in the third quarter of 2009. Income tax expense of $0.4 million was provided at 23.9%. The Company anticipates that its 2010 effective annual rate will be 37.8%. In the third quarter of 2009, income tax expense of $0.7 million was provided at a rate of 35.4%. The Company’s actual 2009 effective tax rate was 36.4%. The increase in the effective rate for 2010 is due primarily to a one-time adjustment of $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note D for further explanation.
Grain & Ethanol Group

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$1,492,814	$1,431,684
Cost of sales	1,415,436	1,360,572

Gross profit	77,378	71,112
Operating, administrative and general	46,983	45,785
Interest expense	5,103	7,003
Equity in earnings of affiliates	15,471	2,376
Other income, net	2,006	1,900

Operating income before noncontrolling interest	42,769	22,600
Loss attributable to noncontrolling interest	25	944

Operating income	$42,794	$23,544

Operating results for the Grain & Ethanol Group increased $19.3 million compared to results from the same period last year. Sales and merchandising revenues for the Group increased $61.1 million, or 4%, and is the result of increased volumes in both grain and ethanol sales. Gross profit for the Group increased $6.3 million, or 9%, compared to the first nine months of 2009 and relates primarily to a $2.6 million increase in space income and an increase in fees received from pricing programs the Company offers to its producers.
Operating expenses for the Group increased $1.2 million, or 3%, compared to the same period in 2009. Excluding bad debt expense, for which the Company took a $5.4 million charge in 2009, operating expenses increased $6.6 million. This increase is spread among several expense categories related primarily to growth (including $1.5 million related to O’Malley, the Group’s 2010 business acquisition) as well as an earlier than normal harvest.
Interest expense for the Group decreased $1.9 million, or 27%, compared to the same period in 2009 due to the decreased need to cover margin deposit requirements during the first half of 2010.

Equity in earnings of affiliates increased $13.1 million compared to the same period in 2009. Income from the Group’s three ethanol LLCs increased $7.7 million and income from Lansing Trade Group LLC (“LTG”) increased $5.3 million. Income from the three ethanol LLCs improved during the first half of the year as a large percentage of the ethanol sales had been contracted ahead at profitable margins.
Rail Group

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$72,639	$71,688
Cost of sales	61,709	57,976

Gross profit	10,930	13,712
Operating, administrative and general	9,872	9,967
Interest expense	3,923	3,561
Other income, net	4,090	253

Operating income	$1,225	$437

Operating results for the Rail Group increased $0.8 million compared to the results from the same period last year. Leasing revenues decreased $11.6 million, however, car sales increased $10.3 million. Sales in the Group’s repair and fabrication shops increased $2.3 million. The decrease in leasing revenues is attributable to the decrease in utilization. The increase in car sales is a function of more cars sold.
Gross profit for the Group decreased $2.8 million compared to the first nine months of 2009. Gross profit in the leasing business decreased $7.9 million, or 83%, and can be attributed to the decreased utilization and increased storage costs compared to the same period last year. Gross profit on car sales increased $4.0 million and is attributable to more cars sold and higher sales prices. Gross profit in the repair and fabrication shops increased $1.1 million.
Other income increased $3.8 million due to $2.2 million in settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition. These settlements may be negotiated in lieu of a customer performing the required repairs. In addition, the Group recognized $0.6 million in dividend income from its investment in IANR and another $0.8 million from the sale of certain assets.
Plant Nutrient Group

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$460,671	$379,846
Cost of sales	402,886	335,012

Gross profit	57,785	44,834
Operating, administrative and general	34,127	33,817
Interest expense	3,331	2,995
Equity in earnings of affiliates	5	6
Other income, net	866	1,595

Operating income	$21,198	$9,623

Operating results for the Plant Nutrient Group increased $11.6 million compared to the same period last year. Sales and merchandising revenues increased $80.8 million, of which $34.0 million is increased sales from the newly acquired business in August of 2009. Excluding that business, sales increased $46.8 million, or 12%, due to a combination of a 21% increase in volume partially offset by a 7% decrease in the average price per ton sold. Gross profit for the Group increased $13.0 million, or 29% as a result of the increased volume.
Operating expenses for the Group remained relatively flat compared to the same period last year.

Turf & Specialty Group

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$105,971	$105,906
Cost of sales	84,282	85,405

Gross profit	21,689	20,501
Operating, administrative and general	16,489	14,394
Interest expense	1,379	1,110
Other income, net	1,038	828

Operating income	$4,859	$5,825

Operating results for the Turf & Specialty Group decreased $1.0 million compared to results from the same period last year. Sales in the lawn fertilizer business decreased $2.6 million, or 3%, due primarily to decreases in selling prices. Volume within the lawn fertilizer business increased slightly. The Group has seen a positive reception to its new professional products; however, competitive pressure on its non-patented products remains very intense. Sales in the cob business increased $2.6 million, or 22% compared to the first nine months of 2009 due to an increase in volume of 22%. The average price per ton sold remained relatively unchanged period over period. Gross profit for the Group increased $1.2 million. Gross profit in the lawn fertilizer business was up 2% per ton, however, the increased sales in the cob business were in lower margin products resulting in a 4% decrease in gross profit per ton in that business.
Operating expenses for the Group increased $2.1 million, or 15%, over the same period last year and is due to a one-time credit received in 2009 related to the freezing of the Company’s defined benefit pension plan as well as other increased employee costs.
Retail Group

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$107,727	$120,222
Cost of sales	76,296	84,663

Gross profit	31,431	35,559
Operating, administrative and general	33,367	37,287
Interest expense	868	752
Other income, net	404	358

Operating loss	$(2,400)	$(2,122)

Operating results for the Retail Group decreased $0.3 million compared to the same period last year. Sales decreased $12.5 million, of which $8.6 million was a result of the closure of the Lima, Ohio store in late 2009. Same store customer counts decreased 5%, however, same store average sale per customer increased 1%. Gross profit also decreased as a result of the decreased sales and lower margins.
Operating expenses for the Group decreased 11% due primarily to the closure of the Lima, Ohio store.

Other

	Nine months ended
	September 30,
(in thousands)	2010	2009

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	5,815	3,306
Interest expense (income)	(681)	553
Equity in earnings of affiliates		3
Other income (loss), net	692	1,472

Operating loss	$(4,442)	$(2,384)

Net corporate operating expenses not allocated to business segments increased $2.5 million over the same period last year due primarily to increased expenses related to pension and performance incentives.
As a result of the above, income attributable to The Andersons, Inc. of $38.8 million for the first nine months of 2010 was $16.7 million higher than income attributable to The Andersons, Inc. of $22.1 million recognized in the first nine months of 2009. Income tax expense of $24.4 million was provided at 38.6%. The Company anticipates that its 2010 effective annual rate will be 37.8%. In the first nine months of 2009, income tax expense of $12.8 million was provided at a rate of 36.7%. The Company’s actual 2009 effective tax rate was 36.4%. The increase in the effective rate for 2010 is due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note D for further explanation.
Liquidity and Capital Resources
Operating Activities and Liquidity
The Company’s operations used cash of $146.6 million in the first nine months of 2010 compared to cash provided by operations of $191.2 million in the first nine months of 2009. The decrease in operating cash flows compared to the first nine months of 2009 is the result of significantly increased commodity prices and the related margin call requirements on open futures positions which occurred primarily in the third quarter. Net working capital at September 30, 2010 was $273.2 million, a $34.5 million decrease from December 31, 2009 and a $26.1 million decrease from September 30, 2009.
The Company made income tax payments of $11.6 million and $24.7 million in the third quarter and nine months to date of 2010, respectively, and expects to make additional payments totaling approximately $0.5 million for the remainder of 2010.
Investing Activities
Total capital spending for 2010 on property, plant and equipment in the Company’s base business is expected to be approximately $36 million. Through the nine months of 2010, the Company has spent $23.4 million.
In addition to spending on conventional property, plant and equipment, the Company expects to spend $23 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company expects to offset this amount by proceeds from the sales and dispositions of other railcars. Through September 30, 2010, the Company has invested $13.6 million in the purchase of additional railcars and related leases, offset by proceeds from car sales of $17.5 million.
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
Financing Arrangements
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks. On September 20, 2010 the long-term portion of that line was increased. The Company now has $390 million in short-term lines of credit and $115 million in long-term lines of credit. The Company had minimal borrowings on its line of credit through the first half of 2010, however, increasing commodity prices throughout the third quarter has required margin calls on open futures contracts which were funded with the Company’s line of credit, consistent with past practices. The daily maximum for margin calls is approximately $50 million. At September 30, 2010, the Company had $101.4 million drawn on its short-term line of credit. The Company continues to feel that it has adequate capacity to meet its funding needs in the near term but subsequent to the end of the third quarter, has moved to increase bank lines of credit in advance of next spring’s typically higher borrowing needs and in light of recent commodity price volatility. Peak short-term borrowings for the Company to date are $118.7 million on September 27, 2010. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Secondarily, borrowing is also increased during the fall harvest time as the Company builds both grain and fertilizer inventories.
A cash dividend of $0.085 was paid in the first quarter of 2009, a cash dividend of $0.0875 was paid in the second, third and fourth quarters of 2009 and the first quarter of 2010. A cash dividend of $0.09 was paid in the second and third quarters of 2010. On August 20, 2010, the Company declared a cash dividend of $0.09 per common share payable on October 22, 2010 to shareholders of record on October 1, 2010. During the first nine months of 2010, the Company issued approximately 151,000 shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s borrowings include covenants that, among other things, impose minimum levels of working capital and equity, and impose limitations on additional debt. The Company was in compliance with all such covenants at September 30, 2010. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets. During the first half of 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed notes. The Amendment changes the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014.
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
The Company had standby letters of credit outstanding of $14.7 million at September 30, 2010, of which $8.1 million represents a credit enhancement for industrial revenue bonds. After the standby letters of credit, the Company had $273.9 million remaining available under its short-term line of credit at September 30, 2010.
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
The following table describes the Company’s railcar and locomotive positions at September 30, 2010:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	122
Owned-railcar assets leased to others	On balance sheet — noncurrent	13,360
Railcars leased from financial intermediaries	Off balance sheet	6,989
Railcars — non-recourse arrangements	Off balance sheet	2,050

Total Railcars		22,521

Locomotive assets leased to others	On balance sheet — noncurrent	27
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	14
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		123

In addition, the Company manages 792 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2010.
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2010, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the third quarter of 2010.
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

THE ANDERSONS, INC. (Registrant)
Date: November 8, 2010	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 8, 2010	By	/s/ Richard R. George
Richard R. George
Vice President, Controller and CIO (Principal Accounting Officer)

Date: November 8, 2010	By	/s/ Nicholas C. Conrad
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