Form 10-K
period 2010-12-31
ANDERSONS INC
filed 2011-03-01
CIK 821026

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑
     The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $554.1 million on June 30, 2010, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
     The registrant had 18.5 million common shares outstanding, no par value, at February 9, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2011, are incorporated by reference into Part III (Items 10, 11, 12 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 13, 2011.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Reserved)
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
EX-12
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Business
Company Overview
The Andersons, Inc. (the “Company”) is a diversified company with interests in the grain, ethanol and plant nutrient sectors of U.S. agriculture, as well as in railcar leasing and repair, turf products production and general merchandise retailing. Founded in Maumee, Ohio in 1947, the Company now has operations in 16 U.S. States and Puerto Rico, plus railcar leasing interests in Canada and Mexico.
The Company has experienced significant growth during the year. The Company acquired two grain cleaning and storage facilities from O’Malley Grain, Inc. (“O’Malley”) for a purchase price of $7.8 million. O’Malley is a supplier of consistent, high quality food-grade corn to the snack food and tortilla industries with facilities in Nebraska and Illinois. In addition, the Company purchased two grain storage facilities in Kearney and Riverdale, Nebraska, and took over a third leased facility in Paxton, Nebraska from B4 Grain, Inc. for a purchase price of $35.1 million. B4 Grain buys and sells corn, soybeans and wheat. These acquisitions expanded the Company’s footprint another step westward and contributed to the increase in total storage capacity to about 107 million bushels from 101 million bushels.
In addition, the Company invested $12.6 million for a 49.9% equity stake in Iowa Northern Railway Company (“IANR”) and $0.5 million for a 49.9% equity stake in an affiliate, Zephyr Holding Company (“Zephyr”). IANR operates a 163-mile short line railroad that runs diagonally through Iowa from northwest to southeast. With a fleet of 21 locomotives and 500 railcars, IANR primarily serves agribusiness customers and moves more than 50,000 car loads per year. Zephyr is involved in the development of storage and logistics terminals designed to aid the transloading of various products including ethanol and wind turbine components.
Segment Descriptions
The Company’s operations are classified into five reportable business segments: Grain & Ethanol, Rail, Plant Nutrient, Turf & Specialty, and Retail. Each of these segments is organized based upon the nature of products and services offered. See Note 16 to the consolidated financial statements in Item 8 for information regarding business segments.
Grain & Ethanol Group
The Grain & Ethanol Group provides merchandising and services to the grain industry primarily in the U.S. Corn Belt. It also is an investor in and operator of three ethanol facilities.
Grain— The Grain Division operates grain terminals in Ohio, Michigan, Indiana, Illinois, and Nebraska with storage capacity of approximately 107 million bushels at December 31, 2010. The division sold more than 353 million bushels in the U.S. and Canada during the year. Income is earned on grain bought and sold or “put thru” the elevator, grain that is purchased and conditioned for resale, grain held to earn market value appreciation until sold and grain stored for others upon which storage fees are earned. The Grain Division also offers a number of unique grain marketing, origination and risk management services to its customers for which it collects fees.
The Chicago Mercantile Exchange (“CME”) implemented a new methodology for calculating wheat storage rates. Storage rates are no longer static but now vary with the storage rate dependent upon the price spread relationship between the various trading months. The new variable storage rates were implemented by the CME and provided a significant source of income in 2010.
In 2008, the Company renewed the five-year lease agreement and the five-year marketing agreement (“the Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-

owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. This lease covers 8.3%, or approximately 8.9 million bushels, of the Company’s total storage space. Grain sales to Cargill totaled $269 million in 2010, and include grain covered by the Agreement as well as grain sold to Cargill via normal forward sales from locations not covered by the Agreement.
The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. Approximately 85% of the grain bushels sold by the Company in 2010 were purchased by U.S. grain processors and feeders, and approximately 15% were exported. Most of the Company’s exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. Grain sales are made on a negotiated basis by the Company’s merchandising staff, except for grain sales subject to the Agreement with Cargill which are made on a negotiated basis with Cargill’s merchandising staff.
The Company’s grain operations rely on forward purchase contracts with producers, dealers and country elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. The Company makes grain purchases at prices referenced to the CME. Bushels contracted for future delivery at January 31, 2011 approximated 248.1 million.
The Company competes in the sale of grain with other grain merchants, other elevator operators and farmer cooperatives that operate elevator facilities. Some of the Company’s competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. A significant portion of grain bushels purchased and sold are done so using forward contracts.
The grain business has a seasonal component in that a large portion of the principal grains are harvested and delivered in July, October and November although the balance of the principal grains continue to be delivered to The Andersons all year long.
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
The Company’s grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. Profitability is primarily derived from margins on grain sold, and revenues generated from other merchandising activities with its customers (including storage and service income), not from futures and options transactions. The Company has policies that specify the key controls over its risk management practices. These policies include a description of the objectives of the programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, daily review and reconciliation and other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.
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
When a futures contract is entered into, an initial margin deposit must be sent to the CME. The amount of the margin deposit is set by the CME and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required by the CME. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the CME. Significant increases in market prices, such as those that occur when grain supplies are affected by unfavorable weather conditions and/or when increases in demand occur, can have an effect on the Company’s liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CME option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.
Ethanol— The Ethanol Division operates three ethanol plants for Limited Liability Companies (“LLCs”) in Indiana, Michigan, and Ohio that are collectively capable of producing 275 million gallons of ethanol. The division offers facility operations, risk management, corn origination, ethanol and distiller dried grains marketing to the LLCs it operates as well as third parties.
The ethanol LLC investments are accounted for using the equity method of accounting. The Company holds a 50.01% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI.
The Company has a management agreement with each of the LLCs. As part of these agreements, the Company runs the day-to-day operations of the plants and provides all administrative functions. The Company is separately compensated for these services. In addition to the management agreements, the Company also has entered into ethanol and distillers dried grains (“DDG”) marketing agreements in which the Company markets the ethanol and DDG produced to external customers. As compensation for these services, the Company receives a fee based on each gallon of ethanol and each ton of DDG sold. Finally, the Company has entered into corn origination agreements with each of the LLCs under which the Company originates 100% of the corn used in the production of ethanol. For this service, the Company also receives a unit based fee.
Lansing — The Company also owns 52% of the equity in Lansing Trade Group LLC (“LTG”). LTG is an established grain merchandising business which continues to increase its trading capabilities, including ethanol trading and is exposed to the some of the same risks as the Company’s grain and ethanol businesses. LTG also trades in other commodities that the Company’s grain and ethanol business does not trade in, some of which are not exchange traded. In addition, they have a separate proprietary trading business. This investment provides the Company with further opportunity to expand outside of its traditional geographic regions. This investment is accounted for under the equity method.
Sales of grain and related service and merchandising revenues totaled $1,937.7 million, $1,734.6 million and $1,944.8 million for the years ended December 31, 2010, 2009 and 2008. Sales of ethanol and related service revenue totaled $467.8 million, $419.4 million and $466.3 million in 2010, 2009 and 2008.
The Company intends to further expand its trading and direct ship operations, increase its service offerings to the ethanol industry and grow its traditional grain business through business acquisitions. The Company may make additional investments in the ethanol and other grain processing industries through joint venture agreements and by providing origination, management, logistics, merchandising and other services.
Rail Group
The Company’s Rail Group ranks eighth in fleet size among privately-owned fleets in the U.S. This group repairs, sells, manages, and leases a fleet of almost 23,000 railcars of various types. There are eight railcar repair facilities across the country. It also offers fleet management services to private railcar owners and operates a custom steel fabrication business. The Rail Group is also an investor in the short-line railroad, IANR.

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives serving a broad customer base. The Company operates in the used car market — purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company plans to continue to diversify its fleet both in terms of car types and industries. The Rail Group will execute its strategy through expansion of its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases as well as strategic selling or scrapping of railcars. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities.
A significant portion of our railcars and locomotives managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (where the Company is not subject to any lease arrangement related to the railcars, but provides management services to the owner of the railcars). The Company generally holds purchase options on most railcars owned by financial intermediaries. We are under contract to provide maintenance services for many of the railcars that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management’s Discussion and Analysis for a breakdown of our railcar and locomotive positions at December 31, 2010.
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
For the years ended December 31, 2010, 2009 and 2008, lease revenues and railcar sales in the Company’s railcar marketing business were $82.6 million, $82.5 million and $117.2 million, respectively. Sales in the railcar repair and fabrication shops were $12.2 million, $10.3 million and $16.7 million for 2010, 2009 and 2008, respectively.
Plant Nutrient Group
The Company’s Plant Nutrient Group is a leading manufacturer and distributor of agricultural plant nutrients in the U.S. Corn Belt and Florida. It operates 30 facilities in Ohio, Michigan, Indiana, Illinois, Florida, Wisconsin, Minnesota and Puerto Rico.
Wholesale — The Wholesale business manufactures, stores, and distributes about 2 million tons of dry and liquid agricultural nutrients, and pelleted lime and gypsum products primarily to agricultural farm supply dealers. The Group purchases basic nitrogen, phosphate, potassium and sulfur materials for resale and uses some of these same materials in its manufactured nutrient products.
Farm Centers — The Farm Centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmer customers.
Industrial Products — The Plant Nutrient Group also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment and dust abatement products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications.
Storage capacity at the Company’s wholesale and farm center facilities was approximately 15.2 million cubic feet for dry nutrients and approximately 69.9 million gallons for liquid nutrients at December 31, 2010. The Company reserves 7.9 million cubic feet of its dry storage capacity and 24.5 million gallons of its liquid nutrient capacity for basic manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for one to three year terms, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with other distributors, farm supply dealers and public warehouses where the Company does not have facilities. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.
In its plant nutrient businesses, the Company competes with regional and local cooperatives wholesalers and retailers, predominantly publicly owned basic manufacturers and privately owned retailers, wholesalers and importers. Some of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the nutrient business of the Company is based largely on depth of product offering, price, location and service.
For the years ended December 31, 2010, 2009 and 2008, sales and service revenues in the wholesale business totaled $509.8 million, $381.1 million and $547.8 million, respectively. Sales of crop production inputs and service revenues in the farm center business totaled $109.5 million, 110.2 million and $104.7 million in 2010, 2009 and 2008, respectively.
Turf & Specialty Group
The Turf & Specialty Group produces granular fertilizer and control products for the turf and ornamental markets. It also produces private label fertilizer and control products, and corncob-based animal bedding and cat litter for the consumer markets.
Turf Products — Proprietary professional turf care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses under The Andersons Golf ProductsTM label and lawn service applicators. The Company also produces and sells fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products.
The turf products industry is seasonal with the majority of sales occurring from early spring to early summer. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company’s Plant Nutrient Group. Competition is based principally on merchandising ability, logistics, service, quality and technology.
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
The Company intends to focus on leveraging its position in the golf fertilizer market and its research and development capabilities to develop higher value, proprietary products.
For the years ended December 31, 2010, 2009 and 2008, sales of granular plant fertilizer and control products totaled $104.0 million, $109.5 million and $103.1 million, respectively.
Cob Products- The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.
For the years ended December 31, 2010, 2009 and 2008, sales of corncob and related products totaled $19.6 million, $15.8 million and $15.8 million, respectively.
Retail Group
The Company’s Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus and Toledo, Ohio markets. The retail concept is More for Your Home® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store carries more than 80,000 different items, has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The Company also operates a specialty food store operated as “The Andersons Market”™ located in the Toledo, Ohio market area. The specialty food store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio.
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
For the years ended December 31, 2010, 2009 and 2008, sales of retail merchandise including commissions on third party sales totaled $150.6 million, $161.9 million and $173.1 million respectively.
The Company intends to continue to refine its More for Your Home® concept and focus on expense control and customer service.
Employees
The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2010 the Company had 1,614 full-time and 1,329 part-time or seasonal employees.
Government Regulation
Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).
The production levels, markets and prices of the grains that the Company merchandises are materially affected by United States government programs, which include acreage control and price support programs of the USDA. For our investments in ethanol production facilities, the U.S. Government provides incentives to the ethanol blender, has mandated certain volumes of ethanol be produced and has imposed tariffs on ethanol imported from other countries. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.

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
The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company’s existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company spent approximately $1.9 million, $1.8 million and $4.1 million in both capital and expense in order to comply with these regulations in 2010, 2009 and 2008, respectively.
Available Information
Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our Company website soon after filing with the Securities and Exchange Commission. Our Company website is http://www.andersonsinc.com. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports are also available at the SEC’s website: http://www.sec.gov.

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
Our Grain & Ethanol and Plant Nutrient Groups buy, sell and hold inventories of various commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty Group uses some of these same fertilizer commodities as base raw materials in manufacturing golf course and landscape fertilizer. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the Grain business in rapidly rising markets. In our Plant Nutrient and Turf & Specialty Groups, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.
Corn — The principal raw material the ethanol LLCs use to produce ethanol and co-products, including DDG, is corn. As a result, changes in the price of corn can significantly affect our business. In general, rising corn prices will produce lower profit margins for our ethanol business. Because ethanol competes with non-corn-based fuels, we generally will be unable to pass along increased corn costs to our customers. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our share of the ethanol LLC results. The Company will attempt to lock in ethanol margins as far out as practical in order to secure reasonable returns using whatever risk management tools are available in the marketplace. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend our ethanol operations until corn is available on economical terms, which would have a material adverse effect on our operating results.
Grains — While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting the changes associated with the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis pricing component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity in our facility and the nearest exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant unfavorable basis moves on a grain position as large as ours can significantly impact the profitability of the Grain & Ethanol Group and our business as a whole.
Our futures, options and over-the-counter contracts are subject to margin calls. If there is a significant movement in the commodities market, we could be required to post significant levels of margin, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse affect on our business and results of operations.
Natural Gas — We rely on third parties for our supply of natural gas, which is consumed in the manufacturing of ethanol, dry wet grain, and plant nutrients. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our future results of operations and financial position.
Gasoline — In addition, we market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for oil derived gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be adversely affected if gasoline demand or price decreases.
Potash, phosphate and nitrogen — Raw materials used by our Plant Nutrient Group include potash, phosphate and nitrogen, for which prices are volatile and driven by global and local supply and demand. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower-of-cost-or-market inventory adjustments to inventories.
Some of our business segments operate in highly regulated industries. Changes in government regulations or trade association policies could adversely affect our results of operations.
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
Grain & Ethanol — In our Grain & Ethanol Group, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities. In addition, we have invested in the ethanol industry where development has been stimulated by Federal mandates for refiners to blend ethanol and excise tax credits paid to those blenders to encourage the use of ethanol. Future changes in those mandates and tax credits can have an impact on ethanol processing margins. Furthermore, there is a risk that if the CME repealed the variable storage rates in the wheat futures contracts, there could be a negative impact on liquidity.

Rail- Our Rail Group is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.
The Rail Group is also subject to risks associated with the demands and restrictions of the Class 1 railroads, a group of rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail Group and it can increase the Group’s maintenance costs. In addition, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.
Turf & Specialty — Our Turf & Specialty Group manufactures lawn fertilizers and weed and pest control products and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.
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
Our substantial indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.
If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity, and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.
Adoption of new accounting rules can affect our financial position and results of operations.
The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods. The accounting rules and regulations that the Company must comply with are complex and continually changing. The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, such as International Financial Reporting Standards convergence projects, which would represent a significant change from current industry practices. Potential changes in accounting for leases, for example, will eliminate the accounting classification of operating leases, which would not only impact the way we account for leases, but may also impact our customers lease versus buy decisions and could have a negative impact on demand for our rail leases.
The Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.
We face increasing competition and pricing pressure from other companies in our industries. If we are unable to compete effectively with these companies, our sales and profit margins would decrease, and our earnings and cash flows would be adversely affected.
The markets for our products in each of our business segments are highly competitive. While we have substantial operations in our region, some of our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. We also may enter into new markets where our brand is not recognized and do not have an established customer base. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.
Our grain and ethanol business uses derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.
A significant amount of our grain and ethanol purchases and sales are done through forward contracting. In addition, the Company uses exchange traded and over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts not to perform on their obligation.
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
The Company may not be able to effectively integrate additional businesses it acquires in the future.
We continuously look for opportunities to enhance our existing business through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits of an acquisition and they may not generate the anticipated financial results. Additional risks may include the inability to effectively integrate the operations, products, technologies and personnel of the acquired companies. The inability to maintain uniform standards, controls, procedures and policies would also negatively impact operations.
Our business involves considerable safety risks. Significant unexpected costs and liabilities would have a material adverse effect on our profitability and overall financial position.
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
The Company’s information technology systems may impose limitations or failures which may affect the Company’s ability to conduct its business.
The Company’s information technology systems, some of which are dependent on services provided by third-parties, provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. The Company has put in place business continuity plans for its critical systems. However, if the Company’s information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, and the Company’s business continuity plans do not effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company’s revenues and operating results. In addition, although the system has been refreshed periodically, the infrastructure is outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place. In addition, the Company is exploring new ERP systems, which could pose risks relating to implementation.

Item 2. Properties
The Company’s principal agriculture, retail and other properties are described below.
Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(cubic feet)	(gallons)

Florida	—	134	4,021
Illinois	17,497	2,233	—
Indiana	24,489	4,207	22,364
Michigan	15,381	1,787	5,293
Minnesota	—	—	10,794
Nebraska	3,967	—	—
Ohio	46,023	6,759	9,204
Puerto Rico	—	—	3,339
Wisconsin	—	57	14,932

	107,357	15,177	69,947

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 92% of the total storage capacity is owned, while the remaining 8% of the total capacity is leased from third parties.
The Plant Nutrient Group’s wholesale fertilizer and farm center properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio; Champaign, Illinois; Seymour, Indiana; Lordstown, Ohio; and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Maumee, Ohio; Webberville, Michigan; Logansport, Walton and Poneto, Indiana; Wisconsin Rapids, Arena and Kaukauna, Wisconsin and all of the Florida locations also include liquid manufacturing facilities. The Company owns all dry storage facilities and owns ninety-five percent of the total liquid storage facilities. The tanks located in Puerto Rico are leased.
Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Woodville Store (1)	Northwood, OH	120,000
Sawmill Store	Columbus, OH	159,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility leased
The leases for the two stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.4 million. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.
Other Properties
The Company also operates railcar repair facilities in Maumee, Ohio; Darlington, South Carolina; Macon, Georgia; Valdosta, Georgia; Bay St. Louis, Mississippi; Ogden, Utah; North Las Vegas, Nevada; and Woodland, California, and a steel fabrication facility in Maumee, Ohio.

The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.
The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,233 acres of land on which the above properties and facilities are located and approximately 327 acres of farmland and land held for sale or future use.
The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.
Item 3. Legal Proceedings
The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of its grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the Company’s initial acquisition of its land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along its riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.
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
Item 4. (Reserved)

Executive Officers of the Registrant
The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of March 1, 2011) are presented in the table below.

			Year
Name	Position	Age	Assumed

Dennis J. Addis	President, Plant Nutrient Group	58	2000

Daniel T. Anderson	President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	55	2009 1996

Michael J. Anderson	President and Chief Executive Officer	59	1999

Naran U. Burchinow	Vice President, General Counsel and Secretary	57	2005

Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	42	2007 1999

Arthur D. DePompei	Vice President, Human Resources	57	2008

Richard R. George	Vice President, Controller and CIO	61	2002

Harold M. Reed	President, Grain & Ethanol Group	54	2000

Rasesh H. Shah	President, Rail Group	56	1999

Nicholas C. Conrad	Vice President, Finance and Treasurer Assistant Treasurer	58	2009 1996

Thomas L. Waggoner	President, Turf & Specialty Group Vice President, Sales & Marketing, Turf & Specialty Group	56	2005 2002

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 9, 2011, the closing price for the Company’s Common Shares was $44.69 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for the four fiscal quarters in each of 2010 and 2009.

	2010		2009
	High	Low	High	Low

Quarter Ended
March 31	$35.36	$24.59	$18.38	$11.00
June 30	37.99	29.90	31.88	13.24
September 30	40.16	31.28	36.82	26.48
December 31	42.44	32.01	37.56	24.00
The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.
Shareholders
At February 9, 2011, there were approximately 18.5 million common shares outstanding, 1,312 shareholders of record and approximately 16,000 shareholders for whom security firms acted as nominees.
Dividends
The Company has declared and paid 57 consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2009 to January 2011 are as follows:

Dividend	Amount

01/23/09	$0.0850
04/22/09	$0.0875
07/22/09	$0.0875
10/22/09	$0.0875
01/25/10	$0.0875
04/22/10	$0.0900
07/22/10	$0.0900
10/22/10	$0.0900
01/24/11	$0.1100
While the Company’s objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval and loan covenant restrictions.

Equity Plans
The following table gives information as of December 31, 2010 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

Equity Compensation Plan Information
	(a)			Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,039,552	(1)	$32.18	526,708	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,039,552		$32.18	526,708

(1)	This number includes options and SOSARs (851,177), performance share units (123,748) and restricted shares (64,627) outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 306,674 Common Shares available to be purchased under the Employee Share Purchase Plan.
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
Performance Graph
The graph below compares the total shareholder return on the Corporation’s Common Shares to the cumulative total return for the Nasdaq U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:

•	Agrium, Inc.	•	Greenbrier Companies, Inc.
•	Archer-Daniels-Midland Co.	•	The Scott’s Miracle-Gro Company
•	Corn Products International, Inc.	•	Lowes Companies, Inc.
•	GATX Corp.
The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2005 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2005	2006	2007	2008	2009	2010

The Andersons, Inc.	$100.00	$197.68	$210.09	$78.16	$124.29	$176.88
NASDAQ U.S.	100.00	110.38	122.14	73.31	106.57	125.92
Peer Group Index	100.00	106.19	108.71	82.60	96.67	110.68
Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2010 are derived from the consolidated financial statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007	2006

Operating results
Grain and ethanol sales and revenues (a)	$2,405,452	$2,153,978	$2,411,144	$1,498,652	$791,207
Fertilizer, rail, retail and other sales	988,339	871,326	1,078,334	880,407	666,846

Total sales and revenues	3,393,791	3,025,304	3,489,478	2,379,059	1,458,053
Gross profit — grain & ethanol	118,490	106,804	110,954	79,367	62,809
Gross profit — fertilizer, rail, retail and other (b)	163,189	148,702	146,875	160,345	136,431

Total gross profit	281,679	255,506	257,829	239,712	199,240
Equity in earnings of affiliates	26,007	17,463	4,033	31,863	8,190
Other income, net (c)	11,652	8,331	6,170	21,731	13,914
Net income	64,881	39,566	30,097	67,428	36,347
Net income attributable to The Andersons, Inc.	64,662	38,351	32,900	68,784	36,347

(in thousands, except for per share and	For the years ended December 31,
ratios and other data)	2010	2009	2008	2007	2006

Financial position
Total assets	$1,699,390	$1,284,391	$1,308,773	$1,324,988	$879,048
Working capital	301,815	307,702	330,699	177,679	162,077
Long-term debt (d)	263,675	288,756	293,955	133,195	86,238
Long-term debt, non-recourse (d)	13,150	19,270	40,055	56,277	71,624
Shareholders’ equity	464,559	406,276	365,107	356,583	270,175
Cash flows / liquidity
Cash flows from (used in) operations	(239,285)	180,241	278,664	(158,395)	(54,283)
Depreciation and amortization	38,913	36,020	29,767	26,253	24,737
Cash invested in acquisitions / investments in affiliates	39,688	31,680	60,370	36,249	34,255
Investments in property, plant and equipment	30,897	16,560	20,315	20,346	16,031
Net investment in (proceeds from) railcars (e)	(1,748)	16,512	29,533	8,751	20,643
EBITDA (f)	162,702	116,989	110,372	151,162	95,505
Per share data: (g)
Net income — basic	3.51	2.10	1.82	3.85	2.27
Net income — diluted	3.48	2.08	1.79	3.75	2.19
Dividends paid	0.3575	0.3475	0.325	0.220	0.178
Year-end market value	36.35	25.82	16.48	44.80	42.39
Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	16.4%	10.9%	9.6%	25.4%	22.9%
Funded long-term debt to equity ratio (h)	0.6-to-1	0.8-to-1	0.9-to-1	0.5-to-1	0.6-to-1
Weighted average shares outstanding (000’s)	18,356	18,190	18,068	17,833	16,007
Effective tax rate	37.7%	35.7%	35.4%	35.5%	33.3%

(a)	Includes sales of $928.2 million in 2010, $806.3 million in 2009, $865.8 million in 2008, $407.4 million in 2007 and $23.5 million in 2006 pursuant to marketing and originations agreements between the Company and its ethanol LLCs.

(b)	Gross profit in 2008 includes a $97.2 million write down in the Plant Nutrient Group for lower-of-cost-or-market inventory adjustments for inventory on hand and firm purchase commitments that was valued higher than the market. (c) Includes $1.1 million of dividend income from IANR and $2.2 million in Rail end of lease settlements in 2010. Includes gains on insurance settlements of $0.1 million in 2010, $0.1 million in 2008, $3.1 million in 2007 and $4.6 million in 2006. Includes development fees related to ethanol joint venture formation of $1.3 million in 2008, $5.4 million in 2007 and $1.9 million in 2006. Includes $4.9 million in gain on available for sale securities in 2007.

(d)	Excludes current portion of long-term debt. (e) Represents the net of purchases of railcars offset by proceeds on sales of railcars.

(f)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. We believe that EBITDA provides additional information important to investors and others in determining our ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by us, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

(g)	Earnings per share are calculated based on Income attributable to The Andersons, Inc.

(h)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”
The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2010	2009	2008	2007	2006

Net income attributable to The Andersons, Inc.	$64,662	$38,351	$32,900	$68,784	$36,347
Add:
Provision for income taxes	39,262	21,930	16,466	37,077	18,122
Interest expense	19,865	20,688	31,239	19,048	16,299
Depreciation and amortization	38,913	36,020	29,767	26,253	24,737

EBITDA	162,702	116,989	110,372	151,162	95,505

Add/(subtract):
Provision for income taxes	(39,262)	(21,930)	(16,466)	(37,077)	(18,122)
Interest expense	(19,865)	(20,688)	(31,239)	(19,048)	(16,299)
Realized gains on railcars and related leases	(7,771)	(1,758)	(4,040)	(8,103)	(5,887)
Deferred income taxes	12,205	16,430	4,124	5,274	7,371
Excess tax benefit from share-based payment arrangement	(876)	(566)	(2,620)	(5,399)	(5,921)
Equity in earnings of unconsolidated affiliates, net of distributions received	(17,594)	(15,105)	19,307	(23,583)	(4,340)
Minority interest in income (loss) of affiliates	219	1,215	(2,803)	(1,356)	—
Changes in working capital and other	(329,043)	105,654	202,029	(220,265)	(106,590)

Net cash (used in) provided by operations	$(239,285)	$180,241	$278,664	$(158,395)	$(54,283)

The Company has included its Computation of Earnings to Fixed Charges in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K as Exhibit 12.
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
Executive Overview
Grain & Ethanol Group
The Grain & Ethanol Group operates grain elevators in various states, primarily in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, the Group performs risk management and other services for its customers. During 2010, the Group increased its grain storage capacity by approximately 6.4 million bushels through business acquisitions and expansion at existing locations. The Group now has over 107 million bushels of storage capacity. The Group is a significant investor in three ethanol facilities located in Indiana, Michigan and Ohio with a nameplate capacity of 275 million gallons. In addition to its investment in these facilities, the Group operates the facilities under management contracts and provides grain origination, ethanol and distillers dried grains (“DDG”) marketing and risk management services for which it is separately compensated. The Group is also a significant investor in Lansing Trade Group LLC (“LTG”), an established grain merchandising business with operations throughout the country and internationally. LTG continues to increase its capabilities, including ethanol trading, and is exposed to many of the same risks as the Company’s Grain & Ethanol Group. This investment provides the Group a further opportunity to expand outside of its traditional geographic regions.
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
The ethanol industry has been impacted by the rising corn prices during the year caused by global supply and demand. Several existing factors that contribute to greater ethanol production and use are tax credits for blending corn ethanol into gasoline and tariffs that limit the importation of sugar ethanol. In addition, subsequent to year-end, the EPA approved an increase in the use of ethanol blends from 10% to 15% for light vehicle models 2001 and newer. As the high demand for corn continues into 2011, the Company will continue to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs closely.
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
During the year, the Company purchased a 49.9% equity stake in the Iowa Northern Railway Company (“IANR”) and an affiliate, Zephyr Holding Company (“Zephyr”). IANR operates a 163-mile short line railroad that runs diagonally through Iowa from northwest to southeast. With a fleet of 21 locomotives and 500 railcars, IANR primarily serves agribusiness customers and moves more than 50,000 car load per year. Zephyr is involved in the development of storage and logistics terminals designed to aid the transloading of various products including ethanol and wind turbine components.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2010 were 22,475 compared to 23,804 at December 31, 2009. The Group’s average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has decreased from 78.1% for the year ended December 31, 2009 to 73.6% for the year ended December 31, 2010. However, the Group ended the year with an improved utilization rate of 81.7%. After registering nearly a 20% drop during all of 2009, rail traffic during all of 2010 posted gains of over 7% compared to 2009, but still remains over 12% behind 2008. We expect the upward trend to continue as the U.S. and world economies continue their recovery .
Although the Company has experienced a decline in utilization in its railcar business, due to the nature of these long-lived assets (low carrying values and 17 year average remaining useful lives), the current economic environment impacting the rail industry would have to persist on a long-term basis for the Company’s railcar assets to be impaired and the Company does not believe this will occur. The Company is optimistic about future utilization as the Group ended the year with an improved utilization rate of 81.7%. The Company also continues to evaluate its railcar portfolio to determine if it would be more cost effective to scrap certain cars rather than continue to incur storage costs. The Company is currently, and expects to continue to scrap additional railcars throughout 2011, however, the Company does not expect that this will have a significant financial impact to the Company’s results of operations.
Plant Nutrient Group
The Company’s Plant Nutrient Group is a leading manufacturer, distributor and retailer principally of agricultural plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt and Florida. It operates 30 facilities in Ohio, Michigan, Indiana, Illinois, Florida, Wisconsin, Minnesota and Puerto Rico. The Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The Group also manufactures and distributes a variety of industrial products in the U.S. including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications. The major nutrient products sold by the Company principally contain nitrogen, phosphate, potassium and sulfur.
The Group saw the continuation of a tight pipeline for most major ingredients through the fourth quarter of 2010 due to high demand. Fall application for dry materials along with ammonia was significantly higher due to the early fall harvest, good weather conditions and high grain prices. It is our belief that the strong fourth quarter volume will have limited downward impact on volume in the first half of 2011. We expect 2011 to be a good volume year as the demand for nutrients is high and acres planted are expected to increase. Margins should be strong as well as a result of tight supplies of the basic nutrients and strong price trends.
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
The Group continues to see positive results from its focus on proprietary products and expanded product lines. The Group has spent considerable time marketing the A+ program which will boost liquid and dispersible granular sales and is planning several other productivity initiatives in operations, including automation, which will likely lead to continued growth.
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
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. Food reset projects were completed during the year in three of the stores, which we expect will increase traffic in the stores and increase sales.
Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results
The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in Note 16 to the Company’s consolidated financial statements in Item 8.

	Year ended December 31,
	2010	2009	2008

Sales and merchandising revenues	$3,393,791	$3,025,304	$3,489,478
Cost of sales	3,112,112	2,769,798	3,231,649

Gross profit	281,679	255,506	257,829
Operating, administrative and general	195,330	199,116	190,230
Interest expense	19,865	20,688	31,239
Equity in earnings of affiliates	26,007	17,463	4,033
Other income, net	11,652	8,331	6,170

Operating income before noncontrolling interest	104,143	61,496	46,563
(Income) loss attributable to noncontrolling interest	(219)	(1,215)	2,803

Operating income	$103,924	$60,281	$49,366

Comparison of 2010 with 2009
Grain & Ethanol Group

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$2,405,452	$2,153,978
Cost of sales	2,286,962	2,047,174

Gross profit	118,490	106,804
Operating, administrative and general	57,301	64,643
Interest expense	8,315	9,363
Equity in earnings of affiliates	25,999	17,452
Other income, net	2,733	2,319

Operating income before noncontrolling interest	81,606	52,569
(Income) loss attributable to noncontrolling interest	(219)	(1,215)

Operating income	$81,387	$51,354

Operating results for the Grain & Ethanol Group increased $30 million over 2009. Sales of grain increased $174 million, or 10.5%, over 2009 and is the result of an 11% increase in volume. Sales of ethanol increased $80.4 million, or 20%, and is the result of an increase in the overall volume by 7 million gallons and a 16.5% increase in the average price per gallon sold. Fees for services provided to the ethanol industry increased $0.9 million, or 4.2%.
Gross profit increased $11.7 million, or 11%, for the Group. Basis income was higher than 2009 by $18.6 million due to earlier than normal 2010 harvest causing significant basis appreciation. Position income increased by $7.9 million from 2009 to 2010 primarily as a result of the growth of the ingredient trading area. The harvest occurred earlier in 2010 than 2009 and grain was drier which resulted in $11.5 million less service fees than prior year from drying and mixing services (when wet grain is received into the elevator and dried to an acceptable moisture level). In addition, the market value adjustment for customer credit exposure was $4.6 million higher for 2010 due to higher grain prices.
Operating expenses for the Group decreased $7.3 million, or 11%, from 2009. Bad debt expense decreased approximately $14.6 million due to reductions in amounts reserved for customer receivables and the net reversal of $6.7 million of reserves following the settlement of a long standing collection matter. Approximately $2.7 million of the decrease in operating expenses is the result of a decline in utilities expense due to the early and dry harvest in comparison with 2009. These expense decreases were partially offset by increases in labor, benefits, and depreciation and amortization expense due to the acquisition of O’Malley Grain during the second quarter of 2010. Performance incentives expense was also up year-over-year due to higher overall division earnings.
Interest expense for the Group decreased $1.0 million, or 11%, from 2009 due to lower rates on outstanding borrowings.

Equity in earnings of affiliates increased $8.5 million, or 49%, over 2009. Income from the Group’s investment in LTG increased $9.4 million. Income from the Group’s investment in the three ethanol LLCs decreased $1.3 million, primarily as a result of rising corn prices.
Rail Group

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$94,816	$92,789
Cost of sales	81,437	75,973

Gross profit	13,379	16,816
Operating, administrative and general	12,846	13,867
Interest expense	4,928	4,468
Other income, net	4,502	485

Operating income (loss)	$107	$(1,034)

Operating results for the Rail Group increased $1.1 million over 2009. Sales of railcars increased $12.6 million, which includes $4.3 million related to intentional scrapping of railcars, nearly offset by leasing revenues which decreased $12.5 million. Sales relating to the repair and fabrication businesses increased $1.9 million. Gross profit for the Group decreased $3.4 million, or 20%, and is the result of more idle cars and increased storage costs during the first half of 2010 coupled with increased freight and maintenance costs, as cars were repaired and moved into service during the second half of 2010. Storage expenses for the Group increased $1.1 million in 2010 compared to 2009.
Other income increased by $4.0 million over 2009 primarily due to $2.2 million in settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition. These settlements may be negotiated in lieu of a customer performing the required repairs. In addition, IANR dividends began accruing in May 2010 and amounted to approximately $1.1 million at year end.
Plant Nutrient Group

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$619,330	$491,293
Cost of sales	539,793	431,874

Gross profit	79,537	59,419
Operating, administrative and general	46,880	45,955
Interest expense	3,901	3,933
Equity in earnings of affiliates	8	8
Other income, net	1,298	1,755

Operating income	$30,062	$11,294

Operating results for the Plant Nutrient Group increased $18.8 million over its 2009 results. Sales increased $128 million, or 26%, over 2009 due to an increase in tons sold by 31% offset by a 3% decrease in average price per ton sold for the year. Volume increased almost twenty percent in the fourth quarter alone due to excellent fall application conditions and the continued restocking of the retail fertilizer pipeline. The overall margin per ton was approximately 6% higher than prior year.
Operating expenses increased $1.0 million over prior year due to incremental expenses relating to an August 2009 acquisition.

Turf & Specialty Group

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$123,549	$125,306
Cost of sales	96,612	99,849

Gross profit	26,937	25,457
Operating, administrative and general	23,225	20,424
Interest expense	1,604	1,429
Other income, net	1,335	1,131

Operating income	$3,443	$4,735

Operating results for the Turf & Specialty Group decreased $1.3 million from its 2009 results. Sales decreased $1.8 million, or 1%. Sales in the lawn fertilizer business decreased $5.6 million, or 5%, due to a 3% decrease in volume along with a 2% decrease in average price per ton sold. Sales in the cob business increased $3.7 million, or 24% as tonnage sold was up 24% over 2009. Gross profit for the Group increased $1.5 million, or 6% due to an overall increase in volume and margin.
Operating expenses for the Group increased $2.8 million, or 14%, from 2009, and is primarily related to the 2009 recognition of a pension curtailment gain that was not repeated in 2010 and more maintenance projects in 2010.
Retail Group

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$150,644	$161,938
Cost of sales	107,308	114,928

Gross profit	43,336	47,010
Operating, administrative and general	45,439	49,575
Interest expense	1,039	961
Other income, net	608	683

Operating (loss)	$(2,534)	$(2,843)

Operating results for the Retail Group increased $0.3 million over its 2009 results. Sales decreased $11.4 million, or 7%, from 2009 and were experienced in all of the Group’s market areas, but the majority was due to the Lima store closing in late 2009. Customer counts decreased 3% and the average sale per customer decreased by nearly 5%. Gross profit decreased $3.7 million, or 8%, due to the decreased sales as well as a slight decrease in gross margin percentage.
Operating expenses for the Group decreased $4.1 million, or 8%. As noted above, the Lima, Ohio store was closed in the fourth quarter of 2009 which contributed to the decrease in both sales and expenses year-over-year.
Other

	Year ended December 31,
	2010	2009

Sales and merchandising revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—
Operating, administrative and general	9,639	4,652
Interest expense	78	534
Equity in earnings of affiliates	—	3
Other income, net	1,176	1,958

Operating (loss)	$(8,541)	$(3,225)

The Corporate operating loss (costs not allocated back to the business units) increased $5.3 million, or 165%, over 2009 and relates primarily to an increase in performance incentives due to favorable operating performance, an increase in charitable contributions, and increased expenses for the Company’s deferred compensation plan.
As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $64.7 million for 2010 was 69% higher than the income attributable to The Andersons, Inc. of $38.4 million in 2009. Income tax expense of $39.3 million was recorded in 2010 at an effective rate of 37.7% which is an increase from the 2009 effective rate of 35.7% due primarily to the impact of Federal legislation on Medicare Part D.
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
Rail Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$92,789	$133,898
Cost of sales	75,973	96,843

Gross profit	16,816	37,055
Operating, administrative and general	13,867	13,645
Interest expense	4,468	4,154
Other income, net	485	526

Operating (loss) income	$(1,034)	$19,782

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
Retail Group

	Year ended December 31,
	2009	2008

Sales and merchandising revenues	$161,938	$173,071
Cost of sales	114,928	121,945

Gross profit	47,010	51,126
Operating, administrative and general	49,575	50,089
Interest expense	961	886
Other income, net	683	692

Operating (loss) income	$(2,843)	$843

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

Corporate operating, administrative and general expenses (costs not allocated back to the business units) increased $1.3 million, or 41%, over 2008 and relates primarily to increased charitable contributions and increased expenses for the Company’s deferred compensation plan. These increases were partially offset by a reduction of expenses related to the Company’s defined benefit plan as a result of the pension freeze announced during the third quarter of 2009. The increase in expenses related to the deferred compensation plan is offset by increases to other income as the assets invested in the plan performed better than the prior year.
As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $38.4 million for 2009 was 17% higher than the income attributable to The Andersons, Inc. of $32.9 million in 2008. Income tax expense of $21.9 million was recorded in 2009 at an effective rate of 35.7% which is an increase from the 2008 effective rate of 33.4% due primarily to certain Indiana state tax credits related to TACE that were a benefit to the Company in 2008.

Liquidity and Capital Resources
Working Capital
At December 31, 2010, the Company had working capital of $301.8 million, a decrease of about $5.9 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities (in thousands):

	2010	2009	Variance

Current Assets:
Cash and cash equivalents	$29,219	$145,929	$(116,710)
Restricted cash	12,134	3,123	9,011
Accounts and notes receivables, net	152,227	137,195	15,032
Margin deposits	20,259	27,012	(6,753)
Inventories	647,189	407,845	239,344
Commodity derivative assets — current	226,216	24,255	201,961
Deferred income taxes	16,813	13,284	3,529
Prepaid expenses and other current assets	34,501	28,180	6,321

	1,138,558	786,823	351,735
Current Liabilities:
Borrowing under short-term line of credit	$241,100	—	$241,100
Accounts payable for grain	274,596	234,396	40,200
Other accounts payable	111,501	110,658	843
Customer prepayments and deferred revenue	78,550	56,698	21,852
Commodity derivative liabilities — current	57,621	24,871	32,750
Accrued expenses	48,851	41,563	7,288
Current maturities of long-term debt	24,524	10,935	13,589

	836,743	479,121	357,622

Working capital	$301,815	$307,702	$(5,887)

In comparison to the prior year-end, current assets increased largely as a result higher inventories and commodity derivative assets driven by rising commodity prices in the fourth quarter. Current liabilities increased primarily as a result of borrowings on our short-term line of credit. We also saw large increases in accounts payable for grain and commodity derivative liabilities due to rising commodity prices. See the discussion below on sources and uses of cash for an understanding of the significant decrease in cash from prior year.
Borrowings and Credit Facilities
On December 17, 2010, the Company entered into a restated loan agreement (“the agreement”) with several financial institutions, including U.S. Bank National Association, acting as agent. The agreement provides the Company with $513 million (“Line A) and $387 million (“Line C”) of short-term borrowing capacity. Due to the fact that we were oversubscribed on the renewal of the syndicate revolvers, the Company entered into an agreement to amend Line A, increasing the total amount of the line by an additional $92 million to $605 million subsequent to year end. The Company plans to use the lines to fund margin call requirements, as necessary, if commodity prices continue to increase into 2011.
On September 30, 2010, the Company entered into a new loan agreement with the same syndicate of banks referred to above. This agreement provides for $115 million (“Line B”) of borrowing capacity.
Total borrowing capacity for the Company under Lines A, B, and C is currently at $1.1 billion.

Sources and Uses of Cash
Operating Activities and Liquidity
The Company’s operations used cash of $239.3 million in 2010, a decrease of $419.5 million from cash provided by operations of $180.2 million in 2009. The significant amount of operating cash flows used in 2010 relates primarily to an increase in the commodity prices as noted in the discussion above on working capital.
The Company paid income taxes of $24.8 million in 2010. Income tax refunds of $24.2 million were received in 2009. The Company makes quarterly tax payments based on full-year estimated income. Through the first nine months of 2008, the Company anticipated significantly higher earnings and was making quarterly income payments accordingly. In the fourth quarter of 2008, the market price of fertilizer decreased dramatically requiring the Company to record lower-of-cost-or market adjustments on its inventory and purchase commitments in the amount of $97.2 million. The significantly decreased earnings resulted in lower income taxes due and as of December 31, 2008 the Company had over-paid its income tax liability for the year. The majority of this over-payment was refunded in the first quarter of 2009.
Investing Activities
Investing activities used $89.0 million, which is $25.6 million more than was used in 2009. The largest portion of the spending relates to business acquisitions in the amount of $39.3 million, capital spending of $30.9 million, and investment in convertible preferred securities of $13.1 million. In addition, purchases of railcars in the amount of $18.4 million nearly offset proceeds from the sale of railcars in the amount of $20.1 million.
On May 1, 2010, the Company acquired two grain cleaning and storage facilities from O’Malley Grain, Inc. for a purchase price of $7.8 million. On December 31, 2010, the Company completed the purchase of grain storage facilities in Nebraska from B4 Grain, Inc. for approximately $31.5 million. These acquisitions were another step westward for the Company and we see it as a great opportunity to be positioned along the high production area of Nebraska.
Total capital spending for 2010 on property, plant and equipment within the Company’s base business was $30.9 million, which includes $7.6 million in the Plant Nutrient Group, $10.3 million in the Grain & Ethanol Group, $2.2 million in the Turf & Specialty Group, $8.8 million in the Retail Group, $0.9 million in the Rail Group and $0.9 million in corporate purchases.
On May 25, 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of IANR and Zephyr. As a result of this investment, the Company has a 49.9% voting interest in IANR, with dividends accruing at a rate of 14% annually whether or not declared by IANR and are cumulative in nature.
The Company expects to spend approximately $74 million in 2011 on conventional property, plant and equipment, including additions and enhancements to existing facilities, and an additional $90 million for the purchase and capitalized modifications of railcars with related sales or financings of $75 million.
Financing Arrangements
Net cash provided by financing activities was $211.6 million in 2010, compared to $52.6 million cash used by financing activities in 2009.
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. As noted above, the Company is party to a borrowing arrangement with a syndicate of banks, which was amended in December 2010, to provide the Company with $387 million and $513 million in short-term lines of credit. The Company had drawn $241.1 million on its short-term line of credit at December 31, 2010. Peak borrowing on the line of credit during 2010 and 2009 was $305.0 million and $92.7 million, respectively. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company was in compliance with all such covenants at December 31, 2010. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
The Company paid $6.6 million in dividends in 2010 compared to $6.3 million in 2009. The Company paid $0.0850 per common share for the dividends paid in January 2009, $0.0875 per common share for the dividends paid in April, July and October 2009 and January 2010, $0.090 per common share for the dividends paid in April, July and October 2010, and declared a dividend of $0.11 per common share for the dividends paid in January 2011.
Proceeds from the sale of treasury shares to employees and directors were $1.3 million and $0.8 million for 2010 and 2009, respectively. During 2010, the Company issued approximately 157,000 shares to employees and directors under its share compensation plans.
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
The volatility in the capital and credit markets has had a significant impact on the economy in the past few years. Despite the volatile and challenging economic environment, the Company has continued to have good access to the credit markets. In the unlikely event that the Company was faced with a situation where it was not able to access the capital markets (including through the renewal of its line of credit), the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). We also believe that we could raise equity through other portions of the capital market. The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At December 31, 2010, the Company had $760.8 million available under its lines of credit.

Contractual Obligations
Future payments due under contractual obligations at December 31, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Less than 1			After 5
(in thousands)	year	1-3 years	3-5 years	years	Total

Long-term debt (a)	$21,683	$76,661	$108,948	$78,066	$285,358
Long-term debt non-recourse (a)	2,841	12,373	777	—	15,991
Interest obligations (b)	14,993	24,632	15,659	9,651	64,935
Uncertain tax positions	311	160	—	—	471
Operating leases (c)	22,739	25,431	14,105	17,851	80,126
Purchase commitments (d)	1,748,062	157,450	1,311	—	1,906,823
Other long-term liabilities (e)	4,196	2,559	2,787	7,567	17,109

Total contractual cash obligations	$1,814,825	$299,266	$143,587	$113,135	$2,370,813

(a)	The Company is subject to various loan covenants as highlighted previously. Although the Company is in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.

(b)	Future interest obligations are calculated based on interest rates in effect as of December 31, 2010 for the Company’s variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.

(c)	Approximately 82% of the operating lease commitments above relate to 6,827 railcars and 18 locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.

(d)	Includes the amounts related to purchase obligations in the Company’s operating units, including $1,405 million for the purchase of grain from producers and $385 million for the purchase of ethanol from our ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of business for the Grain & Ethanol Group in Item 1 of this Annual Report on Form 10-K for further discussion.

(e)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2011 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2015 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2011 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
The Company had standby letters of credit outstanding of $14.1 million at December 31, 2010.
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

The following table describes the railcar and locomotive positions of the Rail Group at December 31, 2010.

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	10
Owned-railcar assets leased to others	On balance sheet — non-current	13,407
Railcars leased from financial intermediaries	Off balance sheet	6,827
Railcars — non-recourse arrangements	Off balance sheet	2,109

Total Railcars		22,353

Locomotive assets leased to others	On balance sheet — non-current	40
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		122

In addition, the Company manages approximately 761 railcars for third-party customers or owners for which it receives a fee.
The Company has future lease payment commitments aggregating $65.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. The Company prefers non-recourse lease transactions, whenever possible, in order to minimize its credit risk. Refer to Note 12 to the Company’s consolidated financial statements in Item 8 for more information on the Company’s leasing activities.
In addition to the railcar counts above, the Grain & Ethanol Group owns 150 railcars which it leases to third parties under operating leases. These cars are included in railcar assets leased to others in the consolidated balance sheets.
Critical Accounting Estimates
The process of preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The Company evaluates these estimates and assumptions on an ongoing basis. Estimates and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of current facts and circumstances. Actual results, under conditions and circumstances different from those assumed, may change from estimates.
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
The Company believes that accounting for allowance for accounts and notes receivable, fair value adjustment for counter-party risk, grain inventories and commodity derivative contracts, lower-of-cost-or-market inventory adjustments, impairment of long-lived assets and equity method investments, income taxes, and employee benefit plans involve significant estimates and assumptions in the preparation of the consolidated financial statements.
Allowance for Accounts and Notes Receivable
The allowance for doubtful accounts and notes receivable relate to trade receivables and the current portion of notes receivable and is reviewed in detail by the Company on a quarterly basis. The allowance is based both on specific identification of problem accounts and some base level of reserve for small and unidentified issues. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation.
Fair Value Adjustment for Counter-Party Risk
The Company records quarterly estimated fair value adjustments to its commodity contracts. These market value adjustments for customer credit exposure are based on internal projections, the Compay’s historical experience with its producers and customers and the Company’s knowledge of their business. In addition, the adjustments to contract fair values tends to fluctuate with the rise and fall of commodity prices.
Grain Inventories and Commodity Derivative Contracts
The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the CME (adjusted primarily for transportation costs); and the Company’s grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its assessment of nonperformance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income.
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
Impairment of Long-Lived Assets and Equity Method Investments
The Company’s business segments are each highly capital intensive and require significant investment in facilities and / or railcars. Fixed assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest and taxes. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.
We also annually review the balance of goodwill for impairment in the fourth quarter. These reviews for impairment take into account estimates of future undiscounted, and as appropriate discounted, cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. The majority of our goodwill is in the Grain and Ethanol and Plant Nutrient Groups. Based on the strength of current performance in both of these groups, we do not anticipate any impairment issues in the near future.
In addition, the Company holds investments in limited liability companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company’s carrying value which is other than temporary.

Income Taxes
On a quarterly basis, the income tax provision is based primarily on the expected annual effective tax rate. In the event there is a significant or unusual item recognized in our quarterly operating results, the tax attributable to that item is separately calculated and recorded at the same time as that item. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not prevail. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. We have limited reserves for uncertain tax positions and most will be eliminated in the near future as the years available for audit are closing.
Employee Benefit Plans
The Company provides all full-time, non-retail employees hired before July 1, 2010 with pension benefits and full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The selection of the discount rate is not a matter of judgment but based on an index given projected plan payouts. With the freeze of the pension and supplemental retirement plan, the volatility of the assumption has been reduced.
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

	December 31,
(in thousands)	2010	2009

Net (short) long position	$(2,105)	$3,848
Market risk	(211)	385
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

	December 31,
(in thousands)	2010	2009

Fair value of long-term debt and interest rate contracts	$307,865	$327,412
Fair value in excess of carrying value	4,359	6,688
Market risk	(8,091)	(3,344)

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
of The Andersons, Inc.:
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. has an investment in and accounts for under the equity method of accounting, and for which The Andersons, Inc. recorded $15.1 million, $5.8 million and $8.8 million of equity in earnings of affiliates for the years ended December 31, 2010, 2009 and 2008, respectively. The financial statements of Lansing Trade Group, LLC as of December 31, 2010 and December 31, 2009 and for each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008 were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements of The Andersons, Inc. as of December 31, 2010 and December 31, 2009 and for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
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
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Lansing Trade Group, LLC
Overland Park, Kansas
We have audited the consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, members’ equity and cash flows for each of the three years in the period ended December 31, 2010 (not included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
Crowe Chizek LLP
Elkhart, Indiana
February 21, 2011

The Andersons, Inc.
Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per common share data)	2010	2009	2008

Sales and merchandising revenues	$3,393,791	$3,025,304	$3,489,478
Cost of sales and merchandising revenues	3,112,112	2,769,798	3,231,649

Gross profit	281,679	255,506	257,829

Operating, administrative and general expenses	195,330	199,116	190,230
Interest expense	19,865	20,688	31,239
Other income:
Equity in earnings of affiliates	26,007	17,463	4,033
Other income — net	11,652	8,331	6,170

Income before income taxes	104,143	61,496	46,563
Income tax provision	39,262	21,930	16,466

Net income	64,881	39,566	30,097
Net (income) loss attributable to the noncontrolling interest	(219)	(1,215)	2,803

Net income attributable to The Andersons, Inc.	$64,662	$38,351	$32,900

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$3.51	$2.10	$1.82

Diluted earnings attributable to The Andersons, Inc. common shareholders	$3.48	$2.08	$1.79

Dividends paid	$0.3575	$0.3475	$0.325

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$29,219	$145,929
Restricted cash	12,134	3,123
Accounts and notes receivable, less allowance for doubtful accounts of $5,684 in 2010; $8,753 in 2009	152,227	137,195
Margin deposits, net	20,259	27,012
Inventories	647,189	407,845
Commodity derivative assets — current	226,216	24,255
Deferred income taxes	16,813	13,284
Other current assets	34,501	28,180

Total current assets	1,138,558	786,823
Other assets:
Commodity derivative assets — noncurrent	18,113	3,137
Other assets and notes receivable, less allowance for doubtful notes receivable of $254 in 2010; $7,950 in 2009	47,855	25,629
Equity method investments	175,349	157,360

	241,317	186,126
Railcar assets leased to others, net	168,483	179,154
Property, plant and equipment, net	151,032	132,288

Total assets	$1,699,390	$1,284,391

Liabilities and Shareholders’ equity
Current liabilities:
Borrowings under short-term line of credit	$241,100	$—
Accounts payable for grain	274,596	234,396
Other accounts payable	111,501	110,658
Customer prepayments and deferred revenue	78,550	56,698
Commodity derivative liabilities — current	57,621	24,871
Accrued expenses and other current liabilities	48,851	41,563
Current maturities of long-term debt	24,524	10,935

Total current liabilities	836,743	479,121
Other long-term liabilities	25,183	16,051
Commodity derivative liabilities — noncurrent	3,279	830
Employee benefit plan obligations	30,152	24,949
Long-term debt, less current maturities	276,825	308,026
Deferred income taxes	62,649	49,138

Total liabilities	1,234,831	878,115

Shareholders’ equity:
Common shares, without par value, 42,000 shares authorized; 19,198 shares issued	96	96
Preferred shares, without par value, 1,000 shares authorized; none issued	—	—
Additional paid-in capital	177,875	175,477
Treasury shares, at cost (762 in 2010; 918 in 2009)	(14,058)	(15,554)
Accumulated other comprehensive loss	(28,799)	(25,314)
Retained earnings	316,317	258,662

Total shareholders’ equity of The Andersons, Inc.	451,431	393,367
Noncontrolling interest	13,128	12,909

Total shareholders’ equity	464,559	406,276

Total liabilities and shareholders’ equity	$1,699,390	$1,284,391

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2010	2009	2008

Operating activities
Net income	$64,881	$39,566	$30,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,913	36,020	29,767
Bad debt (recovery) expense	(8,716)	4,973	8,710
Equity in (earnings) loss of unconsolidated affiliates, net of distributions received	(17,594)	(15,105)	19,307
Gains on sales of railcars and related leases	(7,771)	(1,758)	(4,040)
Excess tax benefit from share-based payment arrangement	(876)	(566)	(2,620)
Deferred income taxes	12,205	16,430	4,124
Gain from pension plan curtailment	—	(4,132)	—
Stock based compensation expense	2,589	2,747	4,050
Lower of cost or market inventory and contract adjustment	—	2,944	97,268
Impairment of property, plant and equipment	1,682	304	—
Other	215	186	58
Changes in operating assets and liabilities:
Accounts and notes receivable	(848)	(15,259)	(23,460)
Inventories	(214,171)	32,227	3,074
Commodity derivatives and margin deposits	(158,183)	2,211	102,818
Prepaid expenses and other assets	(3,970)	61,938	(56,939)
Accounts payable for grain	20,703	18,089	72,648
Other accounts payable and accrued expenses	31,656	(574)	(6,198)

Net cash (used in) provided by operating activities	(239,285)	180,241	278,664
Investing activities
Acquisition of businesses, net of cash acquired	(39,293)	(30,480)	(18,920)
Purchases of property, plant and equipment	(30,897)	(16,560)	(20,315)
Purchases of railcars	(18,354)	(24,965)	(97,989)
Investment in convertible preferred securities	(13,100)	—	—
Proceeds from sale of railcars	20,102	8,453	68,456
Proceeds from sale of property, plant and equipment and other	1,942	540	180
Proceeds received from minority interest	—	—	2,278
Change in restricted cash	(9,010)	803	(201)
Investment in affiliates	(395)	(1,200)	(41,450)

Net cash used in investing activities	(89,005)	(63,409)	(107,961)
Financing activities
Net increase (decrease) in short-term borrowings	241,100	—	(245,500)
Proceeds from issuance of long-term debt	18,986	9,523	220,827
Payments of long-term debt	(36,598)	(52,349)	(82,090)
Payment of debt issuance costs	(7,508)	(4,500)	(2,283)
Purchase of treasury stock	—	(229)	(924)
Proceeds from sale of treasury shares to employees and directors	1,305	750	1,914
Excess tax benefit from share-based payment arrangement	876	566	2,620
Dividends paid	(6,581)	(6,346)	(5,885)

Net cash provided by (used in) financing activities	211,580	(52,585)	(111,321)

(Decrease) increase in cash and cash equivalents	(116,710)	64,247	59,382
Cash and cash equivalents at beginning of year	145,929	81,682	22,300

Cash and cash equivalents at end of year	$29,219	$145,929	$81,682

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling
(in thousands, except per share data)	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balances at January 1, 2008	96	168,286	(16,670)	(7,197)	199,849	12,219	356,583

Net income (loss)					32,900	(2,803)	30,097
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $12,968)				(22,328)			(22,328)
Cash flow hedge activity (net of income tax of $0.3)				(521)			(521)

Comprehensive income							7,248
Purchase of treasury shares (77 shares)			(924)				(924)
Proceeds received from minority investor						2,278	2,278
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $2,485 (203 shares)		5,107	857				5,964
Dividends declared ($0.3325 per common share)					(6,042)		(6,042)

Balances at December 31, 2008	96	173,393	(16,737)	(30,046)	226,707	11,694	365,107

Net income					38,351	1,215	39,566
Other comprehensive income:
Unrecognized actuarial gain and prior service costs (net of income tax of $2,431)				4,491			4,491

Cash flow hedge activity (net of income tax of $0.1)				241			241

Comprehensive income							44,298
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $826 (171 shares)		2,084	1,412				3,496
Dividends declared ($0.3475 per common share)					(6,396)		(6,396)

Balances at December 31, 2009	96	175,477	(15,554)	(25,314)	258,662	12,909	406,276

Net income					64,662	219	64,881
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,116)				(4,992)			(4,992)
Increase in estimated fair value of investment in debt securities (net of income tax of $1,004)				1,685			1,685
Cash flow hedge activity (net of income tax of $0.1)				(178)			(178)

Comprehensive income							61,396
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,076 (157 shares)		2,398	1,496				3,894
Dividends declared ($0.3575 per commonshare)					(7,007)		(7,007)

Balances at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559

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
During the first quarter of 2010, ASU 2009-17 became effective for the Company. ASU 2009-17 provides guidance for identifying entities for which analysis of voting interests, and the holding of those voting interests, is not effective in determining whether a controlling financial interest exists. These entities are considered variable interest entities (“VIEs”). The Company holds investments in four equity method investments that were evaluated under ASU 2009-17 to determine whether they were considered VIEs of the Company and subject to consolidation under this standard. The Company concluded that these entities were not VIEs and therefore not subject to consolidation under this standard. During the second quarter of 2010, the Company made an investment in an entity that is considered a VIE. See Note 3 for further information.
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
A significant portion of restricted cash is held in escrow for certain of the Company’s debt described in Note 9.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts quarterly. Past due balances over 90 days, and greater than a specified amount, are reviewed individually for collectability. All other balances are reviewed on a pooled basis.
Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered. In 2010, the Company benefited from the net reversal of $6.7 million of reserves following the settlement of a long standing collection matter.

Inventories and Commodity Derivatives
The Company’s operating results can be affected by changes to commodity prices. To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures and options contracts as well as over-the-counter contracts for ethanol, corn, soybeans, wheat and oats. All of these contracts are considered derivatives. The Company records these commodity contracts on the balance sheet as assets or liabilities as appropriate, and accounts for them at fair value using a daily mark-to-market method, the same method it uses to value grain inventory. Management determines fair value based on exchange-quoted prices, adjusted for differences in local markets, and in the case of derivatives, also considers non-performance risk. Company policy limits the Company’s “unhedged” grain position (the amount of grain, either owned or contracted for, that is not offset by a derivative contract for the sale of grain). While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income. The forward contracts require performance in future periods. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of contracts for the purchase and sale of grain are consistent with industry standards. Additional information about the fair value of the Company’s commodity derivatives is presented in Note 4 to the consolidated financial statements.
All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method.
Master Netting Arrangements
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The net position is recorded within margin deposits or other accounts payable depending on whether the net position is an asset or a liability. At December 31, 2010 and December 31, 2009, the margin deposit assets and margin deposit liabilities consisted of the following:

	December 31, 2010		December 31, 2009
	Margin	Margin	Margin	Margin
	deposit	deposit	deposit	deposit
(in thousands)	assets	liabilities	assets	liabilities

Collateral paid	$166,589	$—	$40,190	$2,228
Fair value of derivatives	(146,330)	—	(13,178)	(4,193)

Balance at end of period	$20,259	$—	$27,012	$(1,965)

Marketing Agreement
The Company has negotiated a marketing agreement that covers certain of its grain facilities (some of which are leased from Cargill). Under this five-year amended and restated agreement (ending in May 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill (if required) at the end of the contract. The Company recognizes its share of income every month and accrues for any payment owed to Cargill. The payable balance was $16.7 million and $10.6 million as of December 31, 2010 and 2009, respectively.
Derivatives — Interest Rate and Foreign Currency Contracts
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has a long-term interest rate swap recorded in other long-term liabilities and a foreign currency collar recorded in other assets and has designated them as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which we do not apply hedge accounting are recorded on the balance sheet in prepaid expenses and other assets or current and long-term liabilities, as appropriate, and changes in fair value are recognized currently in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item.
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
Property, Plant and Equipment
Property, plant and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements and leasehold improvements — the shorter of the lease term or the estimated useful life of the improvement; buildings and storage facilities — 20 to 30 years; machinery and equipment — 3 to 20 years; and software — 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.
Deferred Debt Issue Costs
Costs associated with the issuance of debt are capitalized. These costs are amortized using an interest-method equivalent over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff if the loan does not contain a prepayment penalty. Capitalized costs associated with the short-term syndication agreement are amortized over the term of the syndication.
Goodwill and Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years) on the straight-line method. Goodwill is not amortized but is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill.

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
Accounts Payable for Grain
Accounts payable for grain includes certain amounts related to grain purchases for which, even though we have taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which we value our inventory. At December 31, 2010 and 2009, the amount of accounts payable for grain computed on the basis of market prices was $47.0 million and $56.9 million, respectively.
Stock-Based Compensation
Stock-based compensation expense for all stock-based compensation awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award.
Deferred Compensation Liability
Included in accrued expenses are $5.8 million and $5.3 million at December 31, 2010 and 2009, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s qualified defined contribution plan. Assets funding this plan are recorded at fair value and are equal to the value of this liability. This plan has no impact on our results of operations as the change in the fair value of the assets are offset on a one-for-one basis, by the change in the recorded amount of the deferred compensation liability.
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
Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales to financial intermediaries of owned railcars which are subject to an operating lease (with the Company being the lessor in such operating leases prior to the sale, referred to as a “non-recourse transaction”) are recognized as revenue on the date of sale if the Company does not maintain substantial risk of ownership in the sold railcars. Revenues recognized related to these non-recourse transactions totaled $2.9 million in 2010, $3.8 million in 2009 and $22.3 million in 2008. Revenue related to railcar servicing and maintenance contracts is recognized over the term of the lease or service contract.
Certain of the Company’s operations provide for customer billings, deposits or prepayments for product that is stored at the Company’s facilities. The sales and gross profit related to these transactions are not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled “Customer prepayments and deferred revenue.”
Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling costs are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues. In all cases, revenues are recognized only if collectability is reasonably assured at the time the revenue is recorded.
Rail Lease Accounting
In addition to the sale of railcars that the Company makes to financial intermediaries on a non-recourse basis and records as revenue as discussed above, the Company also acts as the lessor and/or the lessee in various leasing arrangements as described below.
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
Certain of the Company’s leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. Typically, the lease term related to per-diem leases is one year or less. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true-up adjustment when the actual data is received. Such true-up adjustments were not significant for any period presented.
The Company expenses operating lease payments on a straight-line basis over the lease term.
Income Taxes
Income tax expense for each period includes current tax expense (income taxes related to current year activity) plus the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable, as applicable.
Accumulated Other Comprehensive Loss
The balance in accumulated other comprehensive loss at December 31, 2010 and 2009 consists of the following:

	December 31,
	2010	2009

Unrecognized actuarial loss and prior service costs	$(29,362)	$(24,370)
Cash flow hedges	(1,122)	(944)
Increase in estimated fair value of investment in debt securities	1,685	—

	$(28,799)	$(25,314)

Research and Development
Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty Group. The Company expended approximately $1.8 million, $1.4 million and $0.5 million on research and development activities during 2010, 2009 and 2008, respectively. In 2008, the Company, along with several partners, was awarded a $5 million grant from the Ohio Third Frontier Commission. The grant is for the development and commercialization of advanced granules and other emerging technologies to provide solutions for the economic health and environmental concerns of today’s agricultural industry. For the years ended December 31, 2010, 2009 and 2008, the Company received $0.9 million, $0.9 million and $0.1 million, respectively, as part of this grant.
Advertising
Advertising costs are expensed as incurred. Advertising expense of $4.1 million, $4.0 million and $4.2 million in 2010, 2009, and 2008, respectively, is included in operating, administrative and general expenses.
Earnings per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The two-class method became effective for the Company for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of the two class method did not impact the reported amounts of basic or diluted earnings per share for the year ended December 31, 2008.

	Year ended
	December 31,
(in thousands)	2010	2009	2008

Net income attributable to The Andersons, Inc.	$64,662	$38,351	$32,900
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	204	122	90

Earnings available to common shareholders	$64,458	$38,229	$32,810

Earnings per share — basic:
Weighted average shares outstanding — basic	18,356	18,190	18,068
Earnings per common share — basic	$3.51	$2.10	$1.82

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,356	18,190	18,068
Effect of dilutive options	151	179	295
Weighted average shares outstanding — diluted	18,507	18,369	18,363
Earnings per common share — diluted	$3.48	$2.08	$1.79
There were no antidilutive equity instruments at December 31, 2010, 2009 or 2008.
New Accounting Standards
ASC 820 — Improving Disclosures about Fair Value Measurements became effective for the Company beginning with the first quarter of 2010. ASC 820 provides additional guidance and enhances the disclosures regarding fair value measurements. ASC 820 also requires new disclosures regarding transfers between levels of fair value measurements. ASC 820 did not have a material impact on the Company’s disclosures.
FASB Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, significantly changes the accounting for revenue recognition arrangements with multiple deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently assessing the impact the standard may have on revenue recognition for the Company.
2. Business Acquisitions
On May 1, 2010, the Company acquired two grain cleaning and storage facilities from O’Malley Grain, Inc. (“O’Malley”) for a purchase price of $7.8 million. O’Malley is a supplier of consistent, high quality food-grade corn to the snack food and tortilla industries with facilities in Nebraska and Illinois.
On December 31, 2010, the Company acquired the assets of B4 Grain, Inc. (“B4”), for a purchase price of $35.1 million, including cash paid through December 31, 2010 of $31.5 million. B4 has three grain elevators located in Nebraska, two of which are owned and have a combined storage capacity of 1.9 million bushels and another that is leased with storage capacity of 1.1 million bushels. B4’s focus is on their direct ship program, which complements the Company’s existing direct ship program that it is currently expanding.
The goodwill recognized as a result of the O’Malley and B4 acquisitions is $1.2 million and $2.9 million, respectively, and relates to expected synergies from combining operations.
The summarized preliminary purchase price allocation for these two acquisitions is as follows:

	B4	O’Malley	Total

Current assets	$44,428	$4,097	$48,525
Intangible assets	350	1,375	1,725
Goodwill	2,850	1,231	4,081
Property, plant and equipment	1,879	5,959	7,838
Other long-term assets	1,005	111	1,116
Current liabilities	(15,383)	(4,864)	(20,247)
Other long-term liabilities	—	(126)	(126)

Total purchase price (a)	$35,129	$7,783	$42,912

(a)	Of the $35.1 million purchase price for B4, $0.8 million remained in accounts payable and a $2.8 million earn-out provision remained in other-long term liabilities in the Company’s balance sheet at December 31, 2010.
Approximately $1.1 million of the O’Malley intangible assets (which include customer lists and a non-compete agreement) are being amortized over 5 years. The other $0.3 million (which consists of a grower’s list) is being amortized over 3 years.
The B4 intangible assets include $0.1 million for a non-compete agreement and $0.3 million for a customer list. The non-compete agreement is being amortized over 5 years and the customer list is being amortized over 3 years. The purchase agreement for B4 includes an earn-out provision. The prior owners of B4 have the ability to receive an additional $3.5 million if certain income levels are achieved over the next five years. The estimated fair value of this contingent liability is $2.8 million and is recorded in other long-term liabilities in the Company’s balance sheet. In addition to the $2.8 million of contingent consideration, there is an additional $0.8 million of the initial purchase price that remained unpaid at December 31, 2010. This is recorded in accounts payable in the Company’s balance sheet.
B4 had a processing agreement with Midwest Renewable Energy, LLC (“MRE”) that expired prior to the Company’s acquisition of B4 assets. The terms of this processing agreement stipulated that B4 supplies a sufficient quantity of grain to MRE to allow for ethanol processing at full capacity which B4 will then market. The Company is in the process of negotiating a new agreement with MRE and, until that time, is honoring the terms of the expired agreement. The Company has evaluated all of the applicable criteria for an entity subject to consolidation under the provisions of ASC 810-10-15 and has concluded that MRE is considered a VIE. However, as the Company does not have the power to direct the activities that most significantly impact MRE’s economic performance, and does not have the obligation to absorb the losses or right to receive the benefits of MRE, it is not the primary beneficiary of MRE. Therefore, consolidation is not required under the Variable Interest Model. There is no significant risk of loss to the Company relating to this VIE as the Company does not have any equity at risk or obligation to provide additional financial support to MRE.
3. Related Parties
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
In January 2003, the Company became a minority investor in Lansing Trade Group LLC (“LTG”), which focuses on grain merchandising as well as trading related to the energy and biofuels industry. The Company has increased its investment in LTG over time. As a result of share redemptions by LTG, the Company’s ownership percentage in LTG increased to 52% during the second quarter of 2010. Even though the Company holds a majority of the outstanding shares, all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the operating agreement between LTG and its owners, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
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
In 2006, the Company became a minority investor in The Andersons Clymers Ethanol LLC (“TACE”). TACE is also a producer of ethanol and its co-product DDG at a 110 million gallon-per-year ethanol production facility in Clymers, Indiana. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Clymers, Indiana grain facility to TACE.
In 2006, the Company became a 50% investor in The Andersons Marathon Ethanol LLC (“TAME”). TAME is also a producer of ethanol and its co-product DDG at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company, of which a third party owns 34% of the shares. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. In 2009 TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest.
The balance in retained earnings at December 31, 2010 that represents undistributed earnings of the Company’s equity method investments is $42.9 million.

The Company has marketing agreements with three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2010, 2009 and 2008, revenues recognized for the sale of ethanol were $482.6 million, $402.1 million and $454.6 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates 100% of the corn used in production for each ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2010, 2009 and 2008, revenues recognized for the sale of corn under these agreements were $445.6 million, $404.2 million and $411.2 million, respectively. As part of the corn origination agreements, the Company also markets the ethanol DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the customer for DDG sales where the Company has identified the buyer. At December 31, 2010 and 2009, the three ethanol entities had a combined receivable balance for DDG of $6.8 million and $5.1 million, respectively, of which only $15 thousand and $9 thousand, respectively, was more than thirty days past due. The Company has concluded that the fair value of this guarantee is inconsequential.
The following table presents aggregate summarized financial information of LTG, TAAE, TACE and TAME as they qualified as significant subsidiaries for the previous periods. LTG was the only equity method investment that qualified as a significant subsidiary individually for the year ended December 31, 2010.

	December 31,
(in thousands)	2010	2009	2008

Sales	$4,707,422	$3,436,192	$5,032,466
Gross profit	133,653	106,755	86,522
Income from continuing operations	59,046	37,439	16,935
Net income	57,691	37,757	16,914

Current assets	697,371	472,707
Non-current assets	352,441	363,287
Current liabilities	550,463	370,624
Non-current liabilities	115,735	124,046
Noncontrolling interest	31,294	25,059
The following table summarizes income earned from the Company’s equity method investees by entity.

	% ownership at
	December 31, 2010		December 31,
(in thousands)	(direct and indirect)	2010	2009	2008

The Andersons Albion Ethanol LLC	50%	$3,916	$5,735	$2,534
The Andersons Clymers Ethanol LLC	38%	5,318	2,965	8,112
The Andersons Marathon Ethanol LLC	50%	1,117	2,936	(15,511)
Lansing Trade Group LLC	52%	15,133	5,781	8,776
Other	7%-33%	523	46	122

Total		$26,007	$17,463	$4,033

The following table presents the Company’s investment balance in each of its equity method investees by entity.

	December 31,
(in thousands)	2010	2009

The Andersons Albion Ethanol LLC	$31,048	$28,911
The Andersons Clymers Ethanol LLC	37,496	33,705
The Andersons Marathon Ethanol LLC	34,929	33,813
Lansing Trade Group LLC	70,143	59,648
Other	1,733	1,283

Total	$175,349	$157,360

Investment in Debt Securities
On May 25, 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and approximately 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until after five years. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. Subsequent to May 25, 2010, the estimated fair value of the Company’s investment in IANR increased by approximately $2.7 million, resulting in a fair value of $15.8 million at December 31, 2010. This change, net of tax, was recorded within “other comprehensive income”.
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
The Company’s current maximum exposure to loss related to IANR is $14.2 million, which represents the Company’s investment plus unpaid accrued dividends to date of $1.1 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2010	2009	2008

Sales and revenues	$531,452	$474,724	$541,448
Purchases of product	454,314	411,423	428,067
Lease income (a)	5,341	5,442	5,751
Labor and benefits reimbursement (b)	10,760	10,195	9,800
Accounts receivable at December 31 (c)	14,991	13,641	9,773
Accounts payable at December 31 (d)	13,930	18,069	19,084

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR in which the Company has investments in.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(c)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(d)	Accounts payable represents amounts due to related parties for purchases of ethanol.
From time to time, the Company enters into derivative contracts with certain of its related parties. At December 31, 2010 and 2009, the fair value of derivative contracts with related parties was a liability of $31.4 million and $0.2 million, respectively.
4. Fair Value Measurements
Generally accepted accounting principles defines fair value as an exit price and also establishes a framework for measuring fair value. An exit price represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:
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
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009.

(in thousands)	December 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$29,219	$—	$—	$29,219
Commodity derivatives, net	—	171,023	12,406	183,429
Net margin deposit assets	61,559	(41,300)	—	20,259
Net margin deposit liabilities	—	—	—	—
Convertible preferred securities	—	—	15,790	15,790
Other assets and liabilities (a)	17,983	—	(2,156)	15,827

Total	$108,761	$129,723	$26,040	$264,524

(in thousands)	December 31, 2009
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$145,929	$—	$—	$145,929
Commodity derivatives, net	—	(257)	1,948	1,691
Net margin deposit assets	28,836	(1,824)	—	27,012
Net margin deposit liabilities	—	(1,965)	—	(1,965)
Other assets and liabilities (a)	8,441	—	(1,763)	6,678

Total	$183,206	$(4,046)	$185	$179,345

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives and deferred compensation assets.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2010			2009
	Interest	Convertible	Commodity	Interest	Commodity
	rate	Preferred	derivatives,	rate	derivatives,
(in thousands)	derivatives	Securities	net	derivatives	net

Asset (liability) at December 31,	$(1,763)	$—	$1,948	$(2,367)	$5,114
Investment in debt securities	—	13,100	—	—	—
Unrealized gains (losses) included in earnings	(132)	—	(1,519)	158	(2,944)
Unrealized gain (loss) included in other comprehensive income	(297)	—	—	354	—
Increase in estimated fair value of investment in debt securities included in other comprehensive income	—	2,690	—	—	—
New contracts entered into	36	—	—	92	—
Transfers from level 2	—	—	11,977	—	416
Contracts cancelled, transferred to accounts receivable	—	—	—	—	(638)

Asset (liability) at December 31,	$(2,156)	$15,790	$12,406	$(1,763)	$1,948
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
Net margin deposit assets reflect the fair value of the futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.
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

5. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2010	2009

Grain	$497,267	$268,648
Agricultural fertilizer and supplies	90,182	80,194
Lawn and garden fertilizer and corncob products	32,954	32,036
Retail merchandise	24,416	24,066
Railcar repair parts	2,058	2,601
Other	312	300

	$647,189	$407,845

6. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2010	2009

Land	$15,424	$15,191
Land improvements and leasehold improvements	45,080	42,495
Buildings and storage facilities	141,349	129,625
Machinery and equipment	181,650	162,810
Software	10,306	10,202
Construction in progress	2,572	2,624

	396,381	362,947
Less accumulated depreciation and amortization	245,349	230,659

	$151,032	$132,288

Depreciation expense on property, plant and equipment amounted to $18.7 million, $17.4 million and $14.6 million in 2010, 2009 and 2008, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2010	2009

Railcar assets leased to others	$234,667	$241,681
Less accumulated depreciation	66,184	62,527

	$168,483	$179,154

Depreciation expense on railcar assets leased to others amounted to $14.0 million, $14.1 million and $12.2 million in 2010, 2009 and 2008, respectively.
During the fourth quarter of 2010, a group of railcars were found to have major defects and were written down to scrap value which resulted in a $1.2 million loss.
7. Goodwill and Intangible Assets
The Company has goodwill of $10.1 million included in other assets. Goodwill includes $4.2 million in the Grain & Ethanol Group, $5.2 million in the Plant Nutrient Group and $0.7 million in the Turf & Specialty Group. Goodwill is tested annually for impairment as of December 31 or whenever events or circumstances change that would indicate that an impairment of goodwill may be present. There have been no goodwill impairment charges historically, nor for any of the periods presented.
The Company’s intangible assets are included in other assets and are as follows:

			Accumulated
(in thousands)	Group	Original Cost	Amortization	Net Book Value

December 31, 2010
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,299	$163
Acquired customer list	Plant Nutrient	3,846	670	3,176
Acquired customer list	Grain & Ethanol	1,250	150	1,100
Acquired non-compete agreement	Plant Nutrient	1,250	594	656
Acquired non-compete agreement	Grain & Ethanol	175	11	164
Acquired marketing agreement	Plant Nutrient	1,604	619	985
Acquired supply agreement	Plant Nutrient	4,846	926	3,920
Acquired grower agreement	Grain & Ethanol	300	75	225
Patents and other	Various	943	401	542
Lease intangible	Rail	1,673	633	1,040

		$19,349	$7,378	$11,971

December 31, 2009
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,267	$195
Acquired customer list	Plant Nutrient	3,846	251	3,595
Acquired non-compete agreement	Plant Nutrient	1,250	344	906
Acquired marketing agreement	Plant Nutrient	1,604	439	1,165
Acquired supply agreement	Plant Nutrient	4,846	386	4,460
Patents and other	Various	943	275	668

		$15,951	$4,962	$10,989

Amortization expense for intangible assets was $2.4 million, $1.2 million and $1.1 million for 2010, 2009 and 2008, respectively. Expected future annual amortization expense is as follows: 2011 — $2.6 million; 2012 — $2.1 million; 2013 — $1.8 million; 2014 — $1.3 million; and 2015 — $0.9 million.
8. Short-Term Borrowing Arrangements
The Company maintains a borrowing arrangement with a syndicate of banks, which was amended on December 17, 2010, and provides the Company with $513 million (Line A) and $387 million (Line C) in short-term lines of credit. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $14.1 million at December 31, 2010. This agreement expires in December 2014. As of December 31, 2010, $241.1 million in borrowings was outstanding on Line A and there were no borrowings outstanding on Line C. Borrowings under the lines of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread.

On January 7, 2011, the new loan agreement was amended to increase the amount of Line A by an additional $92 million to $605 million.
On September 30, 2010, the Company entered into a new loan agreement with the same syndicate of banks (“Line B”). This new loan agreement provided for $110 million of long-term borrowing capacity on Line B expiring in five years. On October 7, 2010, the new loan agreement was amended to increase the amount of the long-term line from $110 million to $115 million. As of December 31, 2010, no borrowings were outstanding under this arrangement. Any borrowings under this arrangement will be due on September 30, 2015 and will be at a variable interest rate based off LIBOR plus an applicable spread.
At December 31, 2010, the Company had a total of $760.8 million available for borrowing under its lines of credit.
The following information relates to short-term borrowings:

		December 31,
(in thousands, except percentages)	2010	2009	2008

Maximum amount borrowed	$305,000	$92,700	$666,900
Weighted average interest rate	3.69%	2.89%	3.48%
9. Long-Term Debt
Recourse Debt
On February 26, 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed Notes. The Amended and Restated Note Purchase Agreement changed the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014.
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2010	2009

Note payable, 4.80%, payable at maturity, due 2011	$17,000	$92,000
Note payable, 4.80%, payable at maturity, due 2012	25,000	—
Note payable, 4.80% , payable at maturity, due 2013	25,000	—
Note payable, 4.80%, payable at maturity, due 2014	25,000	—
Note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Note payable, 6.78%, payable at maturity due 2018	41,500	41,500
Note payable, variable rate (2.82% at December 31, 2010), payable $110 monthly plus interest, due 2012 (a)	10,031	11,252
Note payable, variable rate (1.88% at December 31, 2010), payable in increasing amounts ($875 annually at December 31, 2010) plus interest, due 2023 (a)	14,590	15,440
Note payable, variable rate (1.06% at December 13, 2010), payable $58 monthly plus interest, due 2016 (a)	10,850	11,550
Note payable, 6.48%, payable $291 quarterly, due 2016 (a)	—	6,607
Note payable, 8.5%, payable $15 monthly, due 2016	1,242	1,309
Industrial development revenue bonds:
Variable rate (3.00% at December 31, 2010), due 2019 (a)	4,650	4,650
Variable rate (3.03% at December 31, 2010), due 2025 (a)	3,100	3,100
Variable rate (2.59% at December 31, 2010), due 2017 (a)	9,000	—

	December 31,
(in thousands, except percentages)	2010	2009

Debenture bonds, 4.00% to 6.50%, due 2011 through 2020	36,887	45,595
Other notes payable and bonds	8	108

	285,358	294,611
Less current maturities	21,683	5,855

	$263,675	$288,756

(a)	debt is collateralized by first mortgages on certain facilities and related equipment with a book value of $29.6 million
The Company called all debenture bonds earning a rate of interest of 7% or higher during the third quarter of 2010. The total amount called was $17.2 million. At December 31, 2010, the Company had $15.7 million of five-year term debenture bonds bearing interest at 4.0% and $8.7 million of ten-year term debenture bonds bearing interest at 5.0% available for sale under an existing registration statement.
The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:
•	tangible net worth of not less than $300 million

•	current ratio net of hedged inventory of not less than 1.25 to 1

•	debt to capitalization ratio of not more than 70%

•	asset coverage ratio of more than 70%

•	interest coverage ratio of not more than 2.75 to 1
The Company was in compliance with all covenants at and during the years ended December 31, 2010 and 2009.
The aggregate annual maturities of long-term debt, including capital lease obligations, are as follows: 2011 — $21.7 million; 2012 — $42.1 million; 2013 — $34.6 million; 2014 — $36.8 million; 2015 — $72.2 million; and $77.9 million thereafter.
Non-Recourse Debt
The Company’s non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2010	2009

Note Payable, 5.96%, payable $218 monthly plus interest, due 2013	$14,550	$21,641
Note Payable, 6.37%, payable $24 monthly, due 2014	1,405	1,640
Note Payable, 7.06%, payable $2 monthly, due 2011	36	1,069

	15,991	24,350
Less current maturities	2,841	5,080

	$13,150	$19,270

In 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. As of March 31, 2009, the Company had violated the utilization covenant and debt service coverage ratio covenant associated with this debt. This covenant violation did not trigger any cross default provisions under any other debt agreements. The Company received a waiver of this violation and in April 2009, the Company paid an additional $4.0 million to the bank in principal payments. Based on the arrangement with the lender, this additional payment resulted in the exclusion of idle cars from the utilization and debt service coverage ratio calculation. The Company received a modification from the bank of this debt agreement which reduces the debt service coverage ratio from 1.5 to 1.15. With the modification, the Company does not expect to violate this covenant in the future. TARO I is a bankruptcy remote entity and the debt holders have recourse only to the assets and related leases of TARO I which had a book value of $16.1 million and $20.8 million at December 31, 2010 and 2009, respectively. The balance outstanding on the TARO I non-recourse long-term debt at December 31, 2010 and 2009 was $14.6 million and $21.6 million, respectively.
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
The Company was in compliance with these debt covenants at December 31, 2010 and 2009.
The aggregate annual maturities of non-recourse, long-term debt are as follows: 2011 — $2.8 million; 2012 — $2.8 million; 2013 — $9.6 million and 2014 — $0.8 million.
Interest paid (including interest on short-term lines of credit) amounted to $20.0 million, $20.0 million and $28.1 million in 2010, 2009 and 2008, respectively.
10. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31
(in thousands)	2010	2009	2008

Current:
Federal	$22,288	$4,848	$11,441
State and local	3,613	828	(31)
Foreign	1,156	(176)	932

	$27,057	$5,500	$12,342

Deferred:
Federal	$13,558	$15,638	$4,110
State and local	595	1,833	(121)
Foreign	(1,948)	(1,041)	135

	$12,205	$16,430	$4,124

Total:
Federal	$35,846	$20,486	$15,551
State and local	4,208	2,661	(152)
Foreign	(792)	(1,217)	1,067

	$39,262	$21,930	$16,466

Income before income taxes from continuing operations consists of the following:

	Year ended December 31
(in thousands)	2010	2009	2008

U.S. income	$106,184	$64,359	$43,086
Foreign	(2,041)	(2,863)	3,477

	$104,143	$61,496	$46,563

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31
	2010	2009	2008

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(1.1)	(0.4)	(0.2)
Effect of Patient Protection and Affordable Care Act	1.4	—	—
State and local income taxes, net of related federal taxes	2.5	2.8	(1.0)
Effect of noncontrolling interest in pass-through entity	(0.1)	(0.7)	2.1
Other, net	—	(1.0)	(0.5)

Effective tax rate	37.7%	35.7%	35.4%

Income taxes paid in 2010 were $24.8 million. Income tax refunds of $24.2 million were received in 2009. Income taxes paid in 2008 were $49.7 million.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
(in thousands)	2010	2009

Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(64,392)	$(56,883)
Prepaid employee benefits	(12,724)	(11,172)
Investments	(20,242)	(16,511)
Other	(3,877)	(3,828)

	(101,235)	(88,394)

Deferred tax assets:
Employee benefits	32,463	29,848
Accounts and notes receivable	2,212	6,192
Inventory	7,056	4,348
Deferred expenses	10,036	7,176
Net operating loss carryforwards	1,207	1,918
Other	2,425	4,018

Total deferred tax assets	55,399	53,500

Valuation allowance	—	(960)

	55,399	52,540

Net deferred tax liabilities	$(45,836)	$(35,854)

On December 31, 2010, the Company had $14.3 million in state net operating loss carryforwards that expire from 2017 to 2023. A deferred tax asset of $0.6 million has been established for the state net operating loss carryforwards. On December 31, 2009, the Company had recorded a $1.0 million deferred tax asset and a $1.0 million valuation allowance with respect to state net operating loss carryforwards. The Company released the full valuation allowance in the first quarter of 2010 because based on available evidence, the Company expects to fully realize the deferred tax asset related to the state net operating loss carryforwards.
On December 31, 2010, the Company had $2.4 million in cumulative Canadian net operating losses that expire from 2027 to 2031. A deferred tax asset of $0.6 million has been recorded with respect to the net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2009, the Company had recorded a deferred tax asset, and no valuation allowance, of $1.0 million with respect to net operating loss carryforwards.
On December 31, 2010, the Company had $0.8 million in U.S. foreign tax credit carryforwards that expire in 2020 and 2021.
The Company has a $3.1 million pool of windfall tax benefits associated with stock-based compensation plans. The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. The amount of cash resulting from the exercise of awards during 2010 was $0.2 million and the tax benefit the Company realized from the exercise of awards was $0.8 million. For 2009, the amount of cash resulting from the exercise of awards was $0.1 million and the tax benefit the Company realized from the exercise of awards was $0.3 million.
The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by U.S. tax authorities for years before 2007 and is no longer subject to examinations by foreign jurisdictions for years before 2005. During 2009, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for the years 2006 and 2007, resulting in an additional payment of $2.5 million. Substantially all audit adjustments related to the timing of income recognition and expense deductions.
A reconciliation of the January 1, 2008 to December 31, 2010 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$1,332
Additions based on tax positions related to the current year	66
Additions based on tax positions related to prior years	204
Reductions for settlements with taxing authorities	(361)
Reductions as a result of a lapse in statute of limitations	(514)

Balance at December 31, 2008	727

Additions based on tax positions related to the current year	28
Additions based on tax positions related to prior years	(25)
Reductions for settlements with taxing authorities	(153)
Reductions as a result of a lapse in statute of limitations	(259)

Balance at December 31, 2009	318

Additions based on tax positions related to the current year	20
Additions based on tax position related to prior years	474
Reductions as a result of a lapse in statute of limitations	(198)

Balance at December 31, 2010	$614

The unrecognized tax benefits at December 31, 2010 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The Company does not anticipate any significant changes during 2011 in the amount of unrecognized tax benefits.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.3 million accrued for the payment of interest and penalties at December 31, 2010. The net interest and penalties expense for 2010 is $0.1 million. The Company had $0.3 million accrued for the payment of interest and penalties at December 31, 2009. The net interest and penalties expense for 2009 was a $0.1 million benefit, due to the relief of previously recorded interest and penalties.
11. Stock Compensation Plans
The Company’s 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares plus 426,000 common shares that remained available under a prior plan. In 2008, shareholders approved an additional 500,000 of the Company’s common shares to be available under the LT Plan. As of December 31, 2010, approximately 220,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years.
Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $2.6 million, $2.7 million and $4.1 million in 2010, 2009 and 2008, respectively.
Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options
Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan beginning in 2008 have a term of five-years and have three year graded vesting. The SOSARs granted in 2006 and 2007 have a term of five years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. The related compensation expense is recognized on a straight-line basis over the service period. In 2010, there were 126,540 SOSARs granted to directors and management personnel.
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

	2010	2009	2008

Risk free interest rate	1.96%	1.89%	2.24%
Dividend yield	1.10%	3.18%	0.67%
Volatility factor of the expected market price of the Company’s common shares	.560	.520	.410
Expected life for the options (in years)	4.10	4.10	4.10

A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2010, and changes during the period then ended is as follows:

		Weighted-Average	Weighted-Average	Aggregate Intrinsic
	Shares	Exercise	Remaining	Value
	(000)’s	Price	Contractual Term	($000)

Options & SOSARs outstanding at January 1, 2010	907	$30.69
SOSARs granted	127	32.75
Options exercised	(151)	15.87
Options & SOSARs cancelled / forfeited	(32)	37.34

Options and SOSARs outstanding at December 31, 2010	851	$33.38	1.95	$5,406

Vested and expected to vest at December 31, 2010	848	$33.40	1.95	$5,372

Options exercisable at December 31, 2010	568	$37.15	1.16	$2,010

	2010	2009	2008

Total intrinsic value of options exercised during the year ended December 31 (000’s)	$2,724	$2,127	$6,384

Total fair value of shares vested during the year ended December 31 (000’s)	$3,084	$4,145	$533

Weighted average fair value of options granted during the year ended December 31	$13.75	$3.80	$15.26

As of December 31, 2010, there was $0.9 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 1.17 years.
Restricted Stock Awards
The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. In 2010, there were 19,007 shares issued to members of management.
A summary of the status of the Company’s nonvested restricted shares as of December 31, 2010, and changes during the period then ended, is presented below:

		Weighted-Average
Nonvested Shares	Shares (000)’s	Grant-Date Fair Value

Nonvested at January 1, 2010	61	$28.07
Granted	19	32.75
Vested	(15)	40.92
Forfeited	(1)	26.27

Nonvested at December 31, 2010	64	$26.52

	2010	2009	2008

Total fair value of shares vested during the year ended December 31 (000’s)	$566	$109	$20

Weighted average fair value of restricted shares granted during the year ended December 31	$32.75	$11.02	$46.06

As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
Performance Share Units (“PSUs”)
The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2010 there were 35,849 PSUs issued to executive officers. Currently, the Company is accounting for the awards granted in 2009 and 2010 at 50% of the maximum amount available for issuance. The Company did not reach the minimum threshold earnings per share growth for issuance of any of the 2008 awards and therefore no stock compensation expense is being taken on these awards.
PSUs Activity
A summary of the status of the Company’s PSUs as of December 31, 2010, and changes during the period then ended, is presented below:

		Weighted-Average
Nonvested Shares	Shares (000)’s	Grant-Date Fair Value

Nonvested at January 1, 2010	106	$27.10
Granted	36	32.69
Vested	(9)	41.68
Forfeited	(9)	37.92

Nonvested at December 31, 2010	124	$26.90

	2010	2009	2008

Weighted average fair value of PSUs granted during the year ended December 31	$32.69	$10.81	$46.24

As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.
Employee Share Purchase Plan (the “ESP Plan”)
The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has registered 306,674 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.
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

	2010	2009	2008

Employee Share Purchase Plan
Risk free interest rate	0.47%	0.37%	3.34%
Dividend yield	1.10%	2.06%	0.73%
Volatility factor of the expected market price of the Company’s common shares	.544	.673	.470
Expected life for the options (in years)	1.00	1.00	1.00
12. Commitments and Contingencies
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
Lease income from operating leases (with the Company as lessor) to customers (including month to month and per diem leases) and rental expense for railcar operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2010	2009	2008

Rental and service income — operating leases	$60,700	$73,575	$87,445

Rental expense	$20,023	$24,271	$23,695

Lease income recognized under per diem arrangements (described in Note 1) totaled $2.6 million, $3.9 million and $9.1 million, in 2010, 2009 and 2008, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

	Future Rental and	Future
	Service Income -	Minimum Rental
(in thousands)	Operating Leases	Payments
| Year ended December 31,	|
2011	$45,618	$18,507
2012	30,595	11,828
2013	20,867	8,244
2014	13,533	5,795
2015	10,030	5,619
Future years	20,431	15,484

	$141,074	$65,477

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2010, 2009 and 2008 were $2.9 million, $3.0 million and $3.1 million, respectively.
Other leasing activities:
The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $5.6 million, $5.1 million and $4.7 million in 2010, 2009 and 2008, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2010 are as follows: 2011 — $3.8 million; 2012 — $3.0 million; 2013 — $1.8 million; 2014 — $1.2 million; 2015 — $1.1 million; and $2.0 million thereafter.
In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for 5 renewals of 7.5 years each. Lease income for the years ended December 31, 2010, 2009 and 2008 was $1.8 million in each year.
Litigation activities:
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserve can be taken into income and, conversely, if those cases are resolved for amounts incremental to what the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. In that regard, the Company currently is involved in a certain dispute matter which may result in significant gains and it is reasonably possible that the Company could recognize material gains from the dispute over the next 12 months, although for all the reasons cited above neither the likelihood of success, nor the amounts or collection of any settlement or verdict, can be predicted, estimated or assured.

13. Employee Benefit Plan Obligations
The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company’s expense for its defined contribution plans amounted to $5.3 million in 2010, $3.3 million in 2009 and $2.7 million in 2008. The Company also provides certain health insurance benefits to employees as well as retirees.
The Company has both funded and unfunded noncontributory defined benefit pension plans. The plans provide defined benefits based on years of service and average monthly compensation using a career average formula. During the third quarter of 2009, the Company announced that it would be freezing its defined benefit plan as of July 1, 2010 for all of its non-retail line of business employees. Pension benefits for the retail line of business employees were frozen at December 31, 2006. As a result of this curtailment, the Company recorded a gain of $4.1 million to pension expense in the Company’s Consolidated Statements of Income in 2009. The net gain consisted of $4.3 million of remaining prior service cost and a $0.2 million curtailment loss that were recorded in accumulated other comprehensive loss.
The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company’s share for most retirees.
In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.4 million. The offset to this adjustment is included in the provision for income taxes on the Company’s Consolidated Statements of Income.
Based on preliminary analysis, the Health Care Reform legislation is not expected to have a material impact on the Plans.
Obligation and Funded Status
Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(in thousands)	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$74,875	$67,686	$21,294	$19,792
Service cost	1,614	2,861	465	412
Interest cost	4,339	4,001	1,213	1,155
Actuarial (gains)/losses	12,120	6,739	2,383	654
Participant contributions	—	—	444	382
Retiree drug subsidy received	—	—	118	87
Benefits paid	(2,345)	(2,050)	(1,324)	(1,188)
Plan curtailment	—	(4,362)	—	—

Benefit obligation at end of year	$90,603	$74,875	$24,593	$21,294

Change in plan assets
Fair value of plan assets at beginning of year	$70,423	$51,209	$—	$—
Actual gains (loss) on plan assets	9,852	15,214	—	—
Company contributions	6,167	6,050	880	806
Participant contributions	—	—	444	382
Benefits paid	(2,345)	(2,050)	(1,324)	(1,188)

Fair value of plan assets at end of year	$84,097	$70,423	$—	$—

Funded status of plans at end of year	$(6,506)	$(4,452)	$(24,593)	$(21,294)

Amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2010	2009	2010	2009

Accrued expenses	$(210)	$(72)	$(1,196)	$(1,163)
Employee benefit plan obligations	(6,296)	(4,380)	(23,397)	(20,131)

Net amount recognized	$(6,506)	$(4,452)	$(24,593)	$(21,294)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2010:

	Pension		Postretirement
	Benefits		Benefits
	Unamortized	Unamortized	Unamortized	Unamortized
	Actuarial	Prior Service	Actuarial	Prior Service
(in thousands)	Net Losses	Costs	Net Losses	Costs

Balance at beginning of year	$33,259	$—	$9,066	$(3,580)
Amounts arising during the period	7,719	—	2,383	—
Amounts recognized as a component of net periodic benefit cost	(1,817)	—	(688)	510

Balance at end of year	$39,161	$—	$10,761	$(3,070)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total

Prior service cost	$—	$(540)	$(540)
Net actuarial loss	893	840	1,733
The accumulated benefit obligations related to the Company’s defined benefit pension plans are $90.4 million and $74.3 million as of December 31, 2010 and 2009, respectively.
Amounts applicable to the Company’s defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

(in thousands)	2010	2009

Projected benefit obligation	$90,603	$74,875

Accumulated benefit obligation	$90,357	$74,267

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

	Expected Pension	Expected Postretirement	Medicare Part D
Year	Benefit Payout	Benefit Payout	Subsidy

2011	$5,444	$1,349	$(154)
2012	5,968	1,426	(177)
2013	5,521	1,515	(204)
2014	5,865	1,598	(228)
2015	6,145	1,675	(259)
2016-2020	30,221	9,419	(1,853)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2010	2009	2008	2010	2009	2008

Service cost	$1,614	$2,861	$2,666	$465	$412	$374
Interest cost	4,339	4,001	3,614	1,213	1,155	1,125
Expected return on plan assets	(5,451)	(4,356)	(5,037)	—	—	—
Amortization of prior service cost	—	(392)	(619)	(511)	(511)	(511)
Recognized net actuarial loss	1,817	3,503	945	691	624	611
Curtailment gain	—	(4,132)	—	—	—	—

Net periodic benefit cost	$2,319	$1,485	$1,569	$1,858	$1,680	$1,599

Assumptions

	Pension Benefits			Postretirement Benefits
Weighted Average Assumptions	2010	2009	2008	2010	2009	2008

Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	5.20%	5.70%	6.10%	5.30%	5.80%	6.10%
Rate of compensation increases	3.50%	3.50%	4.50%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	5.70%	6.10%	6.30%	5.80%	6.10%	6.40%
Expected long-term return on plan assets	8.00%	8.25%	8.25%	—	—	—
Rate of compensation increases	3.50%	4.50%	4.50%	—	—	—

(a)	In 2010 and 2009, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 4.20% and 6.00% in 2010 and 2009, respectively.

(b)	In 2010, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 6.00%.

The discount rate is calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.
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
Assumed Health Care Cost Trend Rates at Beginning of Year

	2010	2009

Health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017
The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease

Effect on total service and interest cost components in 2010	$(19)	$17
Effect on postretirement benefit obligation as of December 31, 2010	(146)	121
To partially fund self-insured health care and other employee benefits, the Company made payments to a trust. This trust was closed in December 2009 after all of the remaining cash was used to fund benefits.
Plan Assets
The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2010	2009

Equity securities	68%	74%
Fixed income securities	31%	24%
Cash and equivalents	1%	2%

	100%	100%
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

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security

Equity based	30%	70%	<5%
Fixed income based	20%	70%	<5%
Cash and equivalents	1%	5%	<5%
Alternative Investments	0%	20%	<5%
The following table presents the fair value of the assets (by asset category) in the Company’s defined benefit pension plan at December 31, 2010.

(in thousands)
Assets	Level 1	Level 2	Level 3	Total

Mutual funds	$12,119	$—	$—	$12,119
Money market fund	—	793	—	793
Equity funds	—	45,502	—	45,502
Fixed income funds	—	25,683	—	25,683

Total	$12,119	$71,978	$—	$84,097
There is no equity or debt of the Company included in the assets of the defined benefit plan.
Cash Flows
The Company expects to make contributions to the defined benefit pension plan of up to $3.0 million in 2011. The Company reserves the right to contribute more or less than this amount. For the year ended December 31, 2010, the Company contributed $6.0 million to the defined benefit pension plan.
14. Fair Values of Financial Instruments
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

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 10 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 31, 2010 and 2009, as follows:

(in thousands)	Carrying Amount	Fair Value

2010:
Fixed rate long-term notes payable	$196,242	$199,292
Long-term notes payable, non-recourse	15,991	16,157
Debenture bonds	36,887	39,991

	$249,120	$255,440

2009:
Fixed rate long-term notes payable	$214,207	$219,904
Long-term notes payable, non-recourse	24,350	24,629
Debenture bonds	45,595	46,307

	$284,152	$290,840

15. Derivatives
The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into regulated commodity futures contracts, primarily via regulated exchanges such as the CME and, to a lesser extent, via over-the-counter contracts with various counterparties. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
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
The following table presents the fair value of the Company’s commodity derivatives as of December 31, 2010 and 2009, and the balance sheet line item in which they are located:

	December 31,
(in thousands)	2010	2009

Forward commodity contracts included in Commodity derivative assets — current	$226,216	$24,255
Forward commodity contracts included in Commodity derivative assets — noncurrent	18,113	3,137
Forward commodity contracts included in Commodity derivative liabilities — current	(57,621)	(24,871)
Forward commodity contracts included in Commodity derivative liabilities — noncurrent	(3,279)	(830)
Regulated futures and options contracts included in Margin deposits (a)	(105,030)	(11,354)
Over-the-counter contracts included in Margin deposits (a)	(41,300)	(1,824)
Over-the-counter contracts included in accrued expenses and other current liabilities	—	(4,193)

Total estimated fair value of commodity derivatives	$37,099	$(15,680)

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets. See Note 1 for additional information.
The gains included in the Company’s Consolidated Statement of Income and the line items in which they are located for the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,
(in thousands)	2010	2009

(Loss)/gain on commodity derivatives included in sales and merchandising revenues	$(53,942)	$45,707
At December 31, 2010, the Company had the following bushels and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Corn	352,367	—	—
Soybeans	22,465	—	—
Wheat	14,416	—	—
Oats	8,824	—	—
Soymeal	—	20	—
Ethanol	—	—	368,030
Other	306	—	—

Total	398,378	20	368,030

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company’s long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the years ended December 31, 2010, 2009 and 2008, the Company reclassified less than $0.1 million of accumulated other comprehensive loss into earnings. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.
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

The following table presents the open interest rate contracts at December 31, 2010.

Interest Rate			Initial
Hedging			Notional Amount		Interest
Instrument	Year Entered	Year of Maturity	(in millions)	Hedged Item	Rate

Short-term
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%
Cap	2009	2011	$10.0	Interest rate component of debt — not accounted for as a hedge	2.92%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease — not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of debt — accounted for as cash flow hedge	5.95%
Cap	2009	2012	$10.0	Interest rate component of debt — not accounted for as a hedge	3.42%
Cap	2010	2012	$10.0	Interest rate component of debt — not accounted for as a hedge	2.75%
At December 31, 2010 and 2009, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

	December 31,
(in thousands)	2010	2009

Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$6	$55
Interest rate contracts included in deferred income and other long term liabilities	(368)	(320)

Total fair value of interest rate derivatives not designated as hedging instruments	$(362)	$(265)

Derivatives designated as hedging instruments
Interest rate contract included in deferred income and other long term liabilities	$(1,768)	$(1,540)

Total fair value of interest rate derivatives designated as hedging instruments	$(1,768)	$(1,540)

The gains (losses) included in the Company’s Consolidated Statement of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2010	2009

Interest expense	$(133)	$158
The gains included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2010	2009

Accumulated other comprehensive loss	$(229)	$893
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
At December 31, 2010 and 2009, the Company had recorded the following amount for the fair value of the Company’s foreign currency derivatives:

	December 31,
(in thousands)	2010	2009

Foreign currency contract included in other assets	$(26)	$42
The losses included in the Company’s Statement of Shareholders’ Equity and the line item in which they are located for foreign currency derivatives designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2010	2009

Accumulated other comprehensive loss	$(68)	$(539)
16. Segment Information
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

(in thousands)	Grain &		Plant
2010	Ethanol	Rail	Nutrient	Turf & Specialty	Retail	Other	Total

Revenues from external customers	$2,405,452	$94,816	$619,330	$123,549	$150,644	$—	$3,393,791
Inter-segment sales	3	637	13,517	1,636	—	—	15,793
Equity in earnings of affiliates	25,999	—	8	—	—	—	26,007
Other income, net	2,733	4,502	1,298	1,335	608	1,176	11,652
Interest expense	8,315	4,928	3,901	1,604	1,039	78	19,865
Operating income (loss) (a)	81,387	107	30,062	3,443	(2,534)	(8,541)	103,924
Income attributable to noncontrolling interest	(219)	—	—	—	—	—	(219)

Income before income taxes	81,606	107	30,062	3,443	(2,534)	(8,541)	104,143

Identifiable assets	1,099,480	196,149	208,548	62,643	52,430	80,140	1,699,390
Capital expenditures	10,343	927	7,631	2,237	8,827	932	30,897
Railcar expenditures	—	18,354	—	—	—	—	18,354
Cash invested in affiliates	395	—	—	—	—	—	395
Acquisition of businesses	39,293	—	—	—	—	—	39,293
Investment in convertible preferred securities	—	13,100	—	—	—	—	13,100
Depreciation and amortization	7,951	15,107	10,225	2,032	2,400	1,198	38,913

(in thousands)	Grain &		Plant
2009	Ethanol	Rail	Nutrient	Turf & Specialty	Retail	Other	Total

Revenues from external customers	$2,153,978	$92,789	$491,293	$125,306	$161,938	$—	$3,025,304
Inter-segment sales	9	634	12,245	1,504	—	—	14,392
Equity in earnings of affiliates	17,452	—	8	—	—	3	17,463
Other income, net	2,319	485	1,755	1,131	683	1,958	8,331
Interest expense	9,363	4,468	3,933	1,429	961	534	20,688
Operating income (loss) (a)	51,354	(1,034)	11,294	4,735	(2,843)	(3,225)	60,281
Income attributable to noncontrolling interest	(1,215)	—	—	—	—	—	(1,215)

Income before income taxes	52,569	(1,034)	11,294	4,735	(2,843)	(3,225)	61,496

Identifiable assets	597,041	194,748	205,968	63,353	45,696	177,585	1,284,391
Capital expenditures	6,145	297	6,610	1,305	1,157	1,046	16,560
Railcar expenditures	—	24,965	—	—	—	—	24,965
Cash invested in affiliates	1,100	—	—	—	—	100	1,200
Acquisition of businesses	—	—	30,480	—	—	—	30,480
Depreciation and amortization	5,532	15,967	8,665	2,314	2,286	1,256	36,020

(in thousands)	Grain &		Plant
2008	Ethanol	Rail	Nutrient	Turf & Specialty	Retail	Other	Total

Revenues from external customers	$2,411,144	$133,898	$652,509	$118,856	$173,071	$—	$3,489,478
Inter-segment sales	15	439	17,189	1,270	—	—	18,913
Equity in earnings of affiliates	4,027	—	6	—	—	—	4,033
Other income, net	4,751	526	893	446	692	(1,138)	6,170
Interest expense	18,667	4,154	5,616	1,522	886	394	31,239
Operating income (loss) (a)	43,587	19,782	(12,325)	2,321	843	(4,842)	49,366
Loss attributable to noncontrolling interest	2,803	—	—	—	—	—	2,803

Income before income taxes	40,784	19,782	(12,325)	2,321	843	(4,842)	46,563

Identifiable assets	575,589	198,109	266,785	70,988	50,605	146,697	1,308,773
Capital expenditures	5,317	682	10,481	2,018	924	893	20,315
Railcar expenditures	19,066	78,923	—	—	—	—	97,989
Cash invested in affiliates	41,350	—	—	—	—	100	41,450
Depreciation and amortization	4,377	13,915	5,901	2,228	2,218	1,128	29,767

(a)	Operating income (loss) for each Group is based on net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported net of net (income) loss attributable to the noncontrolling interest.
Grain sales for export to foreign markets amounted to approximately $267.3 million, $312.7 million and $194.9 million in 2010, 2009 and 2008, respectively. Revenues from leased railcars in Canada totaled $9.1 million, $12.4 million and $18.1 million in 2010, 2009 and 2008, respectively. The net book value of the leased railcars at December 31, 2010 and 2009 was $22.0 million and $26.9 million, respectively. Lease revenue on railcars in Mexico totaled $0.3 million in 2010, $0.3 million in 2009 and $0.8 million in 2008.

17. Quarterly Consolidated Financial Information (Unaudited)
The following is a summary of the unaudited quarterly results of operations for 2010 and 2009.
(in thousands, except for per common share data)

			Net Income
			attributable to The	Earnings Per	Earnings Per
Quarter Ended	Net Sales	Gross Profit	Andersons, Inc.	Share-Basic	Share-Diluted

2010
March 31	$721,998	$58,550	$12,265	$0.67	$0.66
June 30	810,999	87,554	25,169	1.37	1.36
September 30	706,825	53,109	1,394	0.08	0.08
December 31	1,153,969	82,466	25,834	1.40	1.39

Year	$3,393,791	$281,679	$64,662	3.51	3.48

2009
March 31	$697,392	$61,374	$4,952	$0.27	$0.27
June 30	810,954	73,334	15,918	0.87	0.87
September 30	601,000	51,010	1,250	0.07	0.07
December 31	915,958	69,788	16,231	0.89	0.88

Year	$3,025,304	$255,506	$38,351	2.10	2.08

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller and CIO is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These named Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2010, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting is included in Item 8 on page 39.
There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 6, 2011 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions
The information set forth under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services

The information set forth under “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1)	The consolidated financial statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2010, 2009 and 2008	90

     All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.
      (3) Exhibits:
2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. the 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the eighth amendment dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.2	The Andersons, Inc. Amended and Restated Long-Term Performance Compensation Plan * (Incorporated by reference to Appendix A to the Proxy Statement for the April 25, 2002 Annual Meeting).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.8	Amended and Restated Asset Purchase agreement by and among Progress Rail Services and related entities and Cap Acquire LLC, Cap Acquire Canada ULC and Cap Acquire Mexico S. de R.L. de C.V. (Incorporated by reference from Form 8-K filed February 27, 2004).

10.9	Indenture between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (Issuers) and Wells Fargo Bank, National Association (Indenture Trustee) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.10	Management Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Manager) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Manager) dated February 12, 2004. (Incorporated by reference from Form 10K for the year ended December 31, 2003).

10.11	Servicing Agreement between NARCAT LLC, CARCAT ULC, and NARCAT Mexico S. de R.L. de C.V. (the Companies), The Andersons, Inc. (the Servicer) and Wells Fargo Bank, National Association (Indenture Trustee and Backup Servicer) dated February 12, 2004. (Incorporated by reference from form 10K for the year ended December 31, 2003).

10.12	Form of Stock Option Agreement (Incorporated by reference from Form 10-Q filed August 9, 2005).

10.13	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed -August 9, 2005).

10.14	Security Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC in favor of Siemens Financial Services, Inc. as Agent (Incorporated by reference from Form 8-K filed January 5, 2006).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.17	Term Loan Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC, as borrower, the lenders named therein, and Siemens Financial Services, Inc., as Agent and Lender (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.19	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.20	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2006).

10.21	Real Estate Purchase Agreement between Richard P. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.22	Real Estate Purchase Agreement between Thomas H. Anderson and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.23	Real Estate Purchase Agreement between Paul M. Kraus and The Andersons Farm Development Co., LLC (Incorporated by reference from Form 8-K filed July 5, 2006).

10.24	Loan agreement dated September 27, 2006 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.25	Ninth Amendment to Loan Agreement, dated March 14, 2007, between The Andersons, Inc., as borrower, the lenders name herein, and U.S. National Bank Association as Agent and Lender (Incorporated by reference from Form 8-K filed March 19, 2007).

10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007)

10.27	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007

10.28	Credit Agreement, dated February 25, 2008, between The Andersons, Inc., as borrower, and Wells Fargo Bank National Association, as lender (Incorporated by reference from Form 10-K filed February 28, 2008).

10.29	Note Purchase Agreement, dated March 27, 2008, between The Andersons, Inc., as borrowers, and several purchases with Wells Fargo Capital Markets acting as agent (Incorporated by reference from Form 8-K filed March 27, 2008).

10.30	First Amendment to Amended and Restated Loan Agreement, dated April 16, 2008, between The Andersons, Inc., as borrower, and several banks, with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed April 17, 2008).

10.31	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.32	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.33	Fifth Amendment to Amended and Restated Loan Agreement, dated October 14, 2008, between The Andersons, Inc. as borrower, and several banks with U.S. National Bank Association acting as Agent and Lender (Incorporated by reference from Form 8-K filed October 20, 2008).

10.34	Form of Change in Control and Severance Participation Agreement (Incorporated by reference from Form 8-K filed January 13, 2009).

10.35	Change in Control and Severance Policy (Incorporated by reference from Form 8-K filed January 13, 2009).

10.36	Form of Performance Share Award Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.37	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.38	Form of Stock Only Stock Appreciation Rights Agreement — Non-Employee Directors (Incorporated by reference from Form 8-K filed March 6, 2009).

10.39	Second Amended and Restated Loan Agreement dated April 30, 2009 between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed May 6, 2009).

10.40	Amended and Restated Note Purchase Agreement, dated February 26, 2010, between The Andersons, Inc., as borrower, and Co-Bank, one of the lenders to the original agreement (Incorporated by reference from Form 8-K filed March 5, 2010).

10.43	Loan Agreement dated September 30, 2010, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed October 5, 2010).

10.44	Third Amended and Restated Loan Agreement, dated December 17, 2010, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed December 21, 2010).

10.45	First Amendment to the Third Amended and Restated Loan Agreement, dated January 7, 2011, between The Andersons, Inc., as borrower, and several banks to the original agreement (Incorporated by reference from Form 8-K filed January 10, 2011.

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	Consolidated Subsidiaries of The Andersons, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Controller & CIO under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.
The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.
(b)	Exhibits:

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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson Michael J. Anderson	Chairman of the Board President and Chief Executive Officer (Principal Executive Officer)	3/1/11	/s/ John T. Stout, Jr. John T. Stout, Jr.	Director	3/1/11

/s/ Richard R. George Richard R. George	Vice President, Controller & CIO (Principal Accounting Officer)	3/1/11	/s/ Donald L. Mennel Donald L. Mennel	Director	3/1/11

/s/ Nicholas C. Conrad Nicholas C. Conrad	Vice President, Finance & Treasurer (Principal Financial Officer)	3/1/11	/s/ David L. Nichols David L. Nichols	Director	3/1/11

/s/ Gerard M. Anderson Gerard M. Anderson	Director	3/1/11	/s/ Ross W. Manire Ross W. Manire	Director	3/1/11

/s/ Robert J. King, Jr. Robert J. King, Jr.	Director	3/1/11	/s/ Jacqueline F. Woods Jacqueline F. Woods	Director	3/1/11

/s/ Catherine M. Kilbane	Director	3/1/11
Catherine M. Kilbane

THE ANDERSONS, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Additions
			Transferred to
	Balance at	Charged to	Allowance for		Balance at
(in thousands)	Beginning of	Costs and	Notes	(1)	End of
Description	Period	Expenses	Receivable	Deductions	Period

Allowance for Doubtful Accounts Receivable — Year ended December 31
2010	$8,753	$8,678	$(101)	$(11,646)	$5,684
2009	13,584	4,973	(7,889)	(1,915)	8,753
2008	4,545	8,710	31	298	13,584

Allowance for Doubtful Notes Receivable — Year ended December 31
2010	$7,950	$38	$101	$(7,835)	$254
2009	134	—	7,889	(73)	7,950
2008	339	—	(31)	(174)	134

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

Exhibit
Number
12	Computation of Ratio of Earnings to Fixed Charges

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Controller and CIO under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350