Form 10-Q
period 2011-03-31
ANDERSONS INC
filed 2011-05-06
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.6 million common shares outstanding, no par value, at April 30, 2011.

THE ANDERSONS, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2011, December 31, 2010 and March 31, 2010	3

Condensed Consolidated Statements of Income — Three months ended March 31, 2011 and 2010	5

Condensed Consolidated Statement of Cash Flows — Three months ended March 31, 2011 and 2010	6

Condensed Consolidated Statements of Shareholders’ Equity Three months ended March 31, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 5. Other Information	29

Item 6. Exhibits	30
EX-10.46
EX-10.47
EX-12
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010

Assets
Current assets:
Cash and cash equivalents	$22,320	$29,219	$74,459
Restricted cash	12,353	12,134	3,336
Accounts and notes receivable, net	220,665	152,227	142,617
Inventories	775,017	647,189	374,893
Commodity derivative assets — current	178,767	246,475	58,197
Deferred income taxes	18,578	16,813	14,205
Other current assets	46,721	34,501	40,844

Total current assets	1,274,421	1,138,558	708,551

Other assets:
Commodity derivative assets — noncurrent	12,996	18,113	158
Other assets and notes receivable, net	47,819	47,855	25,826
Equity method investments	173,977	175,349	167,167

	234,792	241,317	193,151
Railcar assets leased to others, net	169,189	168,483	175,219
Property, plant and equipment, net	150,262	151,032	132,661

Total assets	$1,828,664	$1,699,390	$1,209,582

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010

Liabilities and Shareholders’ equity
Current liabilities:
Borrowings under short-term line of credit	$460,000	$241,100	$—
Accounts payable for grain	90,442	274,596	85,157
Other accounts payable	145,685	111,501	105,170
Customer prepayments and deferred revenue	115,908	78,550	86,128
Commodity derivative liabilities — current	67,869	57,621	62,636
Accrued expenses and other current liabilities	42,119	48,851	37,625
Current maturities of long-term debt	42,783	24,524	30,320

Total current liabilities	964,806	836,743	407,036

Other long-term liabilities	25,759	25,183	15,650
Commodity derivative liabilities — noncurrent	110	3,279	3,190
Employee benefit plan obligations	29,946	30,152	25,234
Long-term debt, less current maturities	263,218	276,825	287,851
Deferred income taxes	63,727	62,649	50,956

Total liabilities	1,347,566	1,234,831	789,917

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, without par value (42,000 shares authorized at 3/31/11 and 12/31/10; 25,000 shares authorized at 3/31/10; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	176,848	177,875	176,122
Treasury shares (629, 762 and 771 shares at 3/31/11, 12/31/10 and 3/31/10, respectively; at cost)	(12,118)	(14,058)	(14,168)
Accumulated other comprehensive loss	(28,518)	(28,799)	(24,955)
Retained earnings	331,540	316,317	269,270

Total shareholders’ equity of The Andersons, Inc.	467,848	451,431	406,365
Noncontrolling interest	13,250	13,128	13,300

Total shareholders’ equity	481,098	464,559	419,665

Total liabilities and shareholders’ equity	$1,828,664	$1,699,390	$1,209,582

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended
	March 31,
	2011	2010

Sales and merchandising revenues	$1,001,674	$721,998
Cost of sales and merchandising revenues	922,989	663,448

Gross profit	78,685	58,550

Operating, administrative and general expenses	53,707	45,403
Interest expense	7,336	4,635
Other income:
Equity in earnings of affiliates	7,246	9,905
Other income, net	2,306	3,654

Income before income taxes	27,194	22,071
Income tax provision	9,806	9,415

Net income	17,388	12,656
Net (income) loss attributable to the noncontrolling interest	(122)	(391)

Net income attributable to The Andersons, Inc.	$17,266	$12,265

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.93	$0.67

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.93	$0.66

Dividends paid	$0.1100	$0.0875

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended
	March 31,
	2011	2010

Operating Activities
Net income	$17,388	$12,656
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	9,884	9,750
Bad debt expense (recovery)	2,437	(596)
Equity in loss (earnings) of unconsolidated affiliates, net of distributions received	1,372	(9,807)
Gains on sales of railcars and related leases	(4,766)	(2,559)
Excess tax benefit from share-based payment arrangement	—	(728)
Deferred income taxes	(854)	927
Stock based compensation expense	791	768
Other	(21)	13
Changes in operating assets and liabilities:
Accounts and notes receivable	(70,469)	(3,475)
Inventories	(127,828)	32,951
Commodity derivatives	79,903	36,171
Other assets	(11,109)	(10,170)
Accounts payable for grain	(184,154)	(149,239)
Other accounts payable and accrued expenses	65,672	19,820

Net cash used in operating activities	(221,754)	(63,518)

Investing Activities
Purchases of railcars	(10,814)	(8,361)
Proceeds from sale of railcars	9,159	6,014
Purchases of property, plant and equipment	(4,162)	(4,859)
Proceeds from sale of property, plant and equipment	64	21
Change in restricted cash	(219)	(213)

Net cash used in investing activities	(5,972)	(7,398)

Financing Activities
Net increase in short-term borrowings	218,900	—
Proceeds from issuance of long-term debt	22,957	994
Payments of long-term debt	(18,305)	(1,783)
Proceeds from sale of treasury shares to employees and directors	123	1,263
Purchase of treasury stock	—	—
Payments of debt issuance costs	(815)	(151)
Dividends paid	(2,033)	(1,605)
Excess tax benefit from share-based payment arrangement	—	728

Net cash provided by (used in) financing activities	220,827	(554)

Decrease in cash and cash equivalents	(6,899)	(71,470)
Cash and cash equivalents at beginning of period	29,219	145,929

Cash and cash equivalents at end of period	$22,320	$74,459

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
		Additional		Accumulated
	Common	Paid-in	Treasury	Other Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2009	$96	$175,477	$(15,554)	$(25,314)	$258,662	$12,909	$406,276

Net income					12,265	391	12,656
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $23)				431			431
Cash flow hedge activity (net of income tax of $52)				(72)			(72)

Comprehensive income							13,015
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $360 (148 shares)		645	1,386				2,031
Dividends declared ($0.09 per common share)					(1,657)		(1,657)

Balance at March 31, 2010	$96	$176,122	$(14,168)	$(24,955)	$269,270	$13,300	$419,665

Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559

Net income					17,266	122	17,388
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $111)				186			186
Cash flow hedge activity (net of income tax of $57)				95			95

Comprehensive income							17,669
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $952 (133 shares)		(1,027)	1,940				913
Dividends declared ($0.11 per common share)					(2,043)		(2,043)

Balance at March 31, 2011	$96	$176,848	$(12,118)	$(28,518)	$331,540	$13,250	$481,098

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Consolidation
These consolidated financial statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of March 31, 2010 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
New Accounting Standards
FASB Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, significantly changes the accounting for revenue recognition arrangements with multiple deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management has reviewed all significant agreements to determine the impact the standard may have on revenue recognition for the Company and has concluded that the standard is not applicable to the Company based on the nature of its present revenue producing activities.
2. Inventories
Major classes of inventories are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010

Grain	$563,235	$497,247	$195,002
Agricultural fertilizer and supplies	153,559	90,182	122,951
Lawn and garden fertilizer and corncob products	27,396	32,954	26,613
Retail merchandise	27,800	24,416	27,309
Railcar repair parts	2,715	2,058	2,691
Other	312	312	327

	$775,017	$647,189	$374,893

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010

Land	$15,424	$15,424	$15,191
Land improvements and leasehold improvements	45,359	45,080	42,781
Buildings and storage facilities	142,017	141,349	130,696
Machinery and equipment	183,568	181,650	164,600
Software	10,549	10,306	10,201
Construction in progress	2,734	2,572	3,432

	399,651	396,381	366,901
Less accumulated depreciation and amortization	249,389	245,349	234,240

	$150,262	$151,032	$132,661

Depreciation expense on property, plant and equipment amounted to $4.9 million, $18.7 million and $4.5 million for the periods ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010

Railcar assets leased to others	$236,285	$234,667	$235,535
Less accumulated depreciation	67,096	66,184	60,316

	$169,189	$168,483	$175,219

Depreciation expense on railcar assets leased to others amounted to $3.3 million, $14.0 million and $4.2 million for the periods ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
4. Derivatives
The margin deposit assets and liabilities which were shown net on the face of the balance sheet in previous periods are now included in short-term commodity derivative assets and liabilities, as appropriate. Prior periods have been reclassified to conform to current year presentation. The change in presentation had no effect on current or total assets and liabilities on the Consolidated Balance Sheets.
The Company’s operating results are affected by changes to commodity prices. The Company has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into commodity futures contracts, primarily via a regulated exchange such as the Chicago Mercantile Exchange and, to a lesser extent, via over-the-counter contracts with various counterparties. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other consumers generally do not extend beyond one year. The terms of the contracts for the purchase and sale of grain and ethanol are consistent with industry standards. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which the Company expects to take physical delivery, balance sheet classification is based on estimated delivery date. All contracts held as economic hedges or are traded on a regulated exchange are based on the net position.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2010 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. The following table presents at March 31, 2011, December 31, 2010 and March 31, 2010, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	March 31, 2011		December 31, 2010		March 31, 2010
	Net	Net	Net	Net	Net	Net
	derivative	derivative	derivative	derivative	derivative	derivative
	asset	liability	asset	liability	asset	liability
(in thousands)	position	position	position	position	position	position

Collateral paid	$—	$46,305	$166,589	$—	$215	$—
Collateral received	—	—	—	—	(6,471)	—
Fair value of derivatives	—	(87,125)	(146,330)	—	38,511	—

Balance at end of period	$—	$(40,820)	$20,259	$—	$32,255	$—

Certain of our contracts allow the Company to post grain inventory as collateral rather than cash. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets and the estimated fair value of such inventory was $91.7 million, $27.3 million, and $11.7 million as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
The gains included in the Company’s Condensed Consolidated Statement of Income and the line items in which they are located for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended	Three months ended
(in thousands)	March 31, 2011	March 31, 2010

Gains on commodity derivatives included in sales and merchandising revenues	$1,278	$44,703
At March 31, 2011, the Company had the following bushels, tons and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Non-exchange traded:

Corn	353,901	—	—
Soybeans	17,571	—	—
Wheat	17,599	—	—
Oats	9,399	—	—
Soymeal	—	8	—
Ethanol	—	—	273,675
Other	698	—	—

Subtotal	399,168	8	273,675

Exchange traded:

Corn	153,510	—	—
Soybeans	24,445	—	—
Wheat	58,035	—	—
Oats	5,020	—	—
Soymeal	—	4	—
Ethanol	—	—	50,990
Other	—	1	260

Subtotal	241,010	5	51,250

Total	640,178	13	324,925

Interest Rate Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 15 “Derivatives,” in the Company’s 2010 Annual Report on Form 10-K and such information is consistent with that as of March 31, 2011. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s Condensed Consolidated Balance Sheet in either other current liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature). The impact to the Company’s results of operations related to these interest rate derivatives was not material for any period presented.
During the first quarter, the Company entered into two $10 million swaptions for Rail purchase options on sale leaseback transactions to manage the risk of higher interest rates in the future. The effective dates of the options to enter into a swap are September 28, 2012 and 2013. The swaptions are recorded at fair value and are marked-to-market on a quarterly basis, with the change recorded to income. The impact on income for the first quarter was a loss of $14 thousand.
Foreign Currency Derivatives
The Company has entered into a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 15 “Derivatives,” in the Company’s 2010 Annual Report on Form 10-K and such information is consistent with that as of March 31, 2011. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.

5. Earnings Per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

	Three months ended
	March 31,
(in thousands except per share data)	2011	2010

Net income attributable to The Andersons, Inc.	$17,266	$12,265
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	51	34

Earnings available to common shareholders	$17,215	$12,231
Earnings per share — basic:
Weighted average shares outstanding — basic	18,454	18,313

Earnings per common share — basic	$0.93	$0.67

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,454	18,313
Effect of dilutive awards	142	108

Weighted average shares outstanding — diluted	18,596	18,421

Earnings per common share — diluted	$0.93	$0.66

There were no antidilutive stock-based awards outstanding for the first quarter of 2011and approximately 1 thousand outstanding for the first quarter of 2010.
6. Employee Benefit Plans
Included as charges against income for the three months ended March 31, 2011 and 2010 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
	Three months ended
	March 31,
(in thousands)	2011	2010

Service cost	$—	$357
Interest cost	1,126	1,035
Expected return on plan assets	(1,560)	(1,363)
Recognized net actuarial loss	223	424

Benefit (income) cost	$(211)	$453

	Postretirement Benefits
	Three months ended
	March 31,
(in thousands)	2011	2010

Service cost	$141	$119
Interest cost	318	300
Amortization of prior service cost	(136)	(128)
Recognized net actuarial loss	209	158

Benefit cost	$532	$449

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.5 million during the first quarter of 2010. The offset to this adjustment was included in the provision for income taxes on the Company’s Consolidated Income Statement.
7. Segment Information
During the first quarter of 2011, management re-evaluated the Company’s reportable segments. Based on that evaluation, the Company has begun to separate the segment previously reported as Grain & Ethanol into two separate reportable segments for external financial reporting. We have also evaluated the impact of this change on the recoverability of our goodwill and no impairment charge was necessary. Corresponding items of segment information for earlier periods have been restated for comparability purposes.
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities in which the Company has investments and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in Other are the corporate level amounts not attributable to an operating segment.

	Results of Operations — Segment Disclosures
	(in thousands)
				Plant	Turf &
First Quarter 2011	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$637,967	$132,748	$28,910	$123,649	$47,270	$31,130	$—	$1,001,674
Inter-segment sales	1	—	189	5,385	705	—	—	6,280
Equity in earnings of affiliates	6,230	1,014	—	2	—	—	—	7,246
Other income, net	580	58	753	125	290	156	344	2,306
Interest expense	4,840	412	1,447	843	449	260	(915)	7,336
Operating income (loss) (a)	15,101	3,571	3,546	5,114	3,278	(2,664)	(874)	27,072
(Income) loss attributable to noncontrolling interest	—	(122)	—	—	—	—	—	(122)
Income (loss) before income taxes	15,101	3,693	3,546	5,114	3,278	(2,664)	(874)	27,194

				Plant	Turf &
First Quarter 2010	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$402,368	$118,521	$26,690	$103,158	$41,633	$29,628	$—	$721,998
Inter-segment sales	—	—	154	4,638	633	—	—	5,425
Equity in earnings of affiliates	3,059	6,844	—	2	—	—	—	9,905
Other income (loss), net	649	24	1,809	331	417	119	305	3,654
Interest expense	1,391	214	1,327	1,133	539	287	(256)	4,635

Operating income (a)	12,198	8,518	1,026	719	2,664	(2,827)	(618)	21,680
(Income) loss attributable to noncontrolling interest	—	(391)	—	—	—	—	—	(391)
Income (loss) before income taxes	12,198	8,909	1,026	719	2,664	(2,827)	(618)	22,071

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.
8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received. See Note 3 in the Company’s 2010 Form 10-K for more information, including descriptions of various arrangements the Company has with certain of these entities.
For the quarters ended March 31, 2011 and 2010, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $158.0 million and $112.6 million, respectively. For the quarters ended March 31, 2011 and 2010, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $146.7 million and $97.6 million, respectively.
The Company also sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. At March 31, 2011, the fair value of derivative contracts with related parties was a gross asset and liability of $18.2 million and $10.9 million, respectively.
In the first quarter of 2011, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales	$1,495,861	$954,325
Gross profit	36,535	20,007
Income from continuing operations	14,521	6,105
Net income	13,533	6,221
Net income attributable to LTG	12,090	5,371

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at
	March 31, 2011	Three months ended
	(direct and	March 31,
(in thousands)	indirect)	2011	2010

The Andersons Albion Ethanol LLC	50%	$384	$2,721
The Andersons Clymers Ethanol LLC	38%	136	2,884
The Andersons Marathon Ethanol LLC	50%	495	1,239
Lansing Trade Group LLC	51%	6,166	2,886
Other	7%-33%	65	175

Total		$7,246	$9,905

Total distributions received from unconsolidated affiliates were $8.6 million for the first quarter of 2011.
While the Company holds a majority of the outstanding shares of LTG, all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the LTG operating agreement, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of all gains and losses of TAME.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	Three months ended	Year ended	Three months
	March 31,	December 31,	ended March 31,
(in thousands)	2011	2010	2010

The Andersons Albion Ethanol LLC	$29,931	$31,048	$31,534
The Andersons Clymers Ethanol LLC	37,323	37,496	36,589
The Andersons Marathon Ethanol LLC	35,424	34,929	35,052
Lansing Trade Group LLC	69,500	70,143	62,534
Other	1,799	1,733	1,458

Total	$173,977	$175,349	$167,167

Investment in Debt Securities
During the second quarter of 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and approximately 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until after five years. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. The estimated fair value of the Company’s investment in IANR as of March 31, 2011 was $15.8 million.
Based on the Company’s assessment, IANR is considered a variable interest entity (VIE). Since the Company does not possess the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, it is not considered to be the primary beneficiary of IANR and therefore does not consolidate IANR. The decisions that most significantly impact the economic performance of IANR are made by IANR’s Board of Directors. The Board of Directors has five directors; two directors from the Company, two directors from the common shareholders and one independent director who is elected by unanimous decision of the other four directors. The vote of four of the five directors is required for all key decisions.
The Company’s current maximum exposure to loss related to IANR is $17.4 million, which represents the Company’s investment plus unpaid accrued dividends to date of $1.6 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and service fee revenues	$180,747	$119,315
Purchases of product	128,743	109,753
Lease income (a)	1,252	1,383
Labor and benefits reimbursement (b)	2,773	2,686
Accounts receivable at March 31 (c)	21,879	8,635
Accounts payable at March 31 (d)	21,035	14,588

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(c)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(d)	Accounts payable represents amounts due to related parties for purchases of ethanol.
9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, December 31, 2010 and March 31, 2010:

(in thousands)	March 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$22,320	$—	$—	$22,320
Commodity derivatives, net	(13,486)	122,287	14,983	123,784
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	18,644	—	(1,502)	17,142

Total	$27,478	$122,287	$29,271	$179,036

(in thousands)	December 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$29,219	$—	$—	$29,219
Commodity derivatives, net	61,559	129,723	12,406	203,688
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	17,983	—	(2,156)	15,827

Total	$108,761	$129,723	$26,040	$264,524

(in thousands)	March 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$74,459	$—	$—	$74,459
Commodity derivatives, net	14,148	(21,641)	22	(7,471)
Other assets and liabilities (a)	8,703	—	(1,925)	6,778

Total	$97,310	$(21,641)	$(1,903)	$73,766

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s balance sheet
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	March 31, 2011
	Interest
	rate			March 31, 2010
	derivatives	Convertible	Commodity	Interest	Commodity
	and	preferred	derivatives,	rate	derivatives,
(in thousands)	swaptions	securities	net	derivatives	net
|	| | | |
Asset (liability) at beginning of period	$(2,156)	$15,790	$12,406	$(1,763)	$1,948
Realized gains (losses) included in earnings	(2)	—	77	(72)	(1,926)
Unrealized gains (losses) included in other comprehensive income	149	—	—	(126)	—
New contracts entered into	507	—	—	36	—
Transfers from level 2	—	—	2,500	—	—

Asset (liability) at end of period	$(1,502)	15,790	$14,983	$(1,925)	$22

The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallonsin the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Mercantile Exchange (“CME”) or the New York Merchantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price).

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
During the second quarter of 2010, the Company invested in cumulative convertible preferred shares of Iowa Northern Railway Corporation. These shares are carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. Changes in estimated fair value are recorded within “other comprehensive income”. See Note 8 for further information.
Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

(in thousands)	March 31, 2011	December 31, 2010
Fair value of long-term debt and interest rate contracts	$308,304	$307,865
Fair value in excess of carrying value	146	4,359
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 8 in the Company’s 2010 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $1.1 billion. At March 31, 2011, the Company had a total of $614.2 million available for borrowing under its lines of credit.
On February 26, 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed Notes. The Amended and Restated Note Purchase Agreement changed the maturity of the $92 million Series A note, which was originally due March 2011, into Series A — $17 million due March 2011; Series A-1 — $25 million due March 2012; Series A-2 — $25 million due March 2013; and Series A-3 — $25 million due March 2014. The Series A note was paid off during the first quarter of 2011.
The Company’s long-term debt at March 31, 2011, December 31, 2010 and March 31, 2010 consisted of the following:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Current maturities of long -term debt — nonrecourse	$2,835	$2,841	$7,890
Current maturities of long-term debt — recourse	39,948	21,683	22,430

	42,783	24,524	30,320

Long-term debt, less current maturities — nonrecourse	12,414	13,150	15,316
Long-term debt, less current maturities — recourse	250,804	263,675	272,535

	$263,218	$276,825	$287,851

11. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserve can be taken into income and, conversely, if those cases are resolved for amounts incremental to what the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. In that regard, the Company currently is involved in a certain disputed matter which may result in significant gains and it is reasonably possible that the Company could recognize material gains from such disputes over the next 12 months, although for all the reasons cited above neither the likelihood of success, nor the amounts or collection of any settlement or verdict, can be predicted, estimated or assured.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2010 Form 10-K, have not materially changed during the first three months of 2011.
Executive Overview
Grain Business
The Grain business operates grain elevators in various states, primarily in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs risk management and other services for its customers. Grain is a significant investor in Lansing Trade Group LLC (“LTG”), an established grain merchandising business with operations throughout the country and internationally. LTG continues to increase its capabilities, including ethanol trading, and is exposed to many of the same risks as the Company’s Grain business. This investment provides the business with a further opportunity to expand outside of its traditional geographic regions.

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the businesses overall performance and more focus should be placed on changes to merchandising revenues and service income.
The March U.S. Department of Agriculture (USDA) reports estimated wheat acres for 2011 at 58 million, about 1 million acres higher than market expectations. Wheat conditions for 2011, as tracked by the USDA, for unharvested crops, are behind 2010 with 62%, on average, rated as good to excellent for the five states where the Company has facilities. The biggest decrease in crop condition is in Nebraska with only 43% rated as good to excellent. The primary harvest period for winter wheat is in the month of July.
The USDA expects U.S. farmers to plant a record-high 92.2 million acres of corn in 2011, a 5% increase from 2010, which are the second highest planted corn acres since 1944. Projected soybean acres are expected to decline by 1% from last year to 76.6 million, but will still be the third largest soybean planting on record. Planted acreage is expected to be up in most states compared to last year due to higher prices and grower expectations of better net returns. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.
Ethanol Business
The Ethanol business operates the three ethanol production facilities for which the Company has investments. The business also offers facility operations, risk management, corn origination, ethanol and distillers dried grains (“DDG”) marketing to the ethanol plants it operates as well as third parties.
The ethanol industry has been impacted by the rising corn prices caused by global supply and demand. Several existing factors that contribute to greater ethanol production and use are tax credits for blending corn ethanol into gasoline and tariffs that limit the importation of sugar ethanol. In addition, subsequent to year-end, the EPA approved an increase in the use of ethanol blends from 10% to 15% for light vehicle models 2001 and newer. As the high demand for corn continues into 2011, the Company continues to monitor the volatility in corn and ethanol prices and its impact on the ethanol LLCs closely.
The Ethanol business’s investments in the three ethanol LLCs had lower results for the first quarter of 2011 compared to the same period in 2010 due to the decline in ethanol margins. However, first quarter results were better than expected due to an increase in the price of ethanol despite slightly less volume year over year. With the current price volatility of various inputs, if the weather is not optimal as we move into the crop season, there could be adverse impacts on gross profit in future quarters.
Rail Business
The Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners and operates a custom steel fabrication business. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a wide range of customers.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2011 were 22,236 compared to 23,362 at March 31, 2010. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased from 70.0% for the quarter ended March 31, 2010 to 82.4% for the quarter ended March 31, 2011. Rail traffic on major U.S. railroads through the first three months of 2011 rose 4% over the same period last year.

As part of the strategy to diversify its portfolio, Rail purchased over 600 used intermodal containers for $1.9 million subsequent to quarter end. These containers can be used for multiple purposes including transporting freight and stacking various types of cargo. Rail plans to continue pursuing growth opportunities through portfolio purchases, expansion of repair facilities, and other possible prospects.
Plant Nutrient Business
The Company’s Plant Nutrient business is a leading manufacturer, distributor and retailer principally of agricultural plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt and Florida. It operates 30 facilities in Ohio, Michigan, Indiana, Illinois, Florida, Wisconsin, Minnesota and Puerto Rico. Plant Nutrient provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The business also manufactures and distributes a variety of industrial products in the U.S. including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.
We expect 2011 to be a strong volume year as the demand for nutrients is high and acres planted are expected to increase. As a result, margins should be strong as well as a result of tight supplies of the basic nutrients and strong price trends. However, adverse weather in the second and fourth quarters could reduce sales, margins and lead to potential lower-of-cost-or-market exposure.
Turf & Specialty Business
The Turf & Specialty business produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. Turf & Specialty is one of a limited number of processors of corncob-based products in the United States. These products primarily serve the weed and turf pest control and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob-based products are sold throughout the year.
The business continues to see positive results from its focus on proprietary products and expanded product lines. The Company has spent considerable time marketing the A+ program which has boosted liquid and dispersible granular sales.
Retail Business
The Retail business includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. It also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. Food reset projects were completed during 2010 in three of the stores, which we expect will increase traffic in the stores and increase sales. In 2011, Retail continues to work on the new departments and products added in the food areas as part of the reset to maximize the profitability of these new additions.

Other
The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.
Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$1,001,674	$721,998
Cost of sales and merchandising revenues	922,989	663,448

Gross profit	78,685	58,550
Operating, administrative and general expenses	53,707	45,403
Interest expense	7,336	4,635
Equity in earnings of affiliates	7,246	9,905
Other income, net	2,306	3,654

Income before income taxes	$27,194	$22,071

Comparison of the three months ended March 31, 2011 with the three months ended March 31, 2010:
Grain Division

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$637,967	$402,368
Cost of sales and merchandising revenues	606,675	380,168

Gross profit	31,292	22,200
Operating, administrative and general expenses	18,161	12,319
Interest expense	4,840	1,391
Equity in earnings of affiliates	6,230	3,059
Other income, net	580	649

Operating income	15,101	12,198
Operating income for the Grain Division increased $2.9 million over the results from the same period last year. Sales of grain increased $232.3 million, or 61% driven primarily by rising grain prices. Sales of grain increased in the first quarter of 2011 compared to the first quarter of 2010 due to the acquisitions in the second half of 2010 and due to the average price per bushel of grain sold which increased by 60%, which was offset by a slight decrease in the volume of corn and wheat bushels. Merchandising revenues increased $3.2 million over the first quarter of 2010 and is related primarily to an increase in space income, and more specifically basis appreciation, due to a 50% increase in wheat bushels owned in 2011 versus 2010.
Gross profit increased $9.1 million over the first quarter of 2010 which relates to the increase in space income mentioned previously.
Operating expenses for Grain increased $5.8 million over the same period in 2010 and is spread among several expense categories. Bad debt expense, labor, maintenance, and depreciation and amortization are up from prior year and are partly attributable to incremental expenses added by acquisitions in the second quarter and end of 2010.
Interest expense increased $3.4 million from the same period in 2010 due to an increase in inventory ownership and funding to cover margin deposit requirements. Other income did not change significantly quarter over quarter.
Equity in earnings of affiliates increased $3.2 million over the same period in 2010 primarily due to the investment in LTG.
Ethanol Division

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising and service fee revenues	$132,748	$118,521
Cost of sales and merchandising revenues	128,283	114,788

Gross profit	4,465	3,733
Operating, administrative and general expenses	1,432	1,478
Interest expense	412	214
Equity in earnings of affiliates	1,014	6,844
Other income, net	58	24

Operating income before noncontrolling interest	3,693	8,909
(Income) loss attributable to noncontrolling interest	(122)	(391)

Operating income	$3,571	$8,518

Operating results for the Ethanol Division decreased $4.9 million over the results from the same period last year. Sales and merchandising and service fee revenues increased $14.2 million, or 12%, and is primarily due to an increase in the average price per gallon sold, as volume for the quarter was relatively flat compared to the same period last year.
Gross profit, which primarily represents service fee income, increased $0.7 million over the first quarter of 2010.
There were no significant changes in operating expenses interest expense or other income.
Equity in earnings of affiliates decreased $5.8 million over the same period in 2010 and relates to income from the investment in three ethanol LLCs.
Rail Group

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$28,910	$26,690
Cost of sales and merchandising revenues	21,793	22,688

Gross profit	7,117	4,002
Operating, administrative and general expenses	2,877	3,458
Interest expense	1,447	1,327
Other income, net	753	1,809

Operating income	$3,546	$1,026

Operating results for the Rail Group improved by $2.5 million compared to the results from the same period last year. Car sales increased $2.1 million, while leasing revenues remained relatively flat quarter over quarter.

Gross profit increased $3.1 million over the first quarter of 2010. Gross profit on car sales increased $2.2 million and is attributable to more cars sold at a higher margin. Gross profit from the leasing business was lower due primarily to lower average lease rates and increased maintenance expense that was incurred in order to prepare cars to return to service.
Operating expenses decreased $0.6 million from the first quarter of 2010 due to lower depreciation and amortization expense offset by higher maintenance expenses for cars coming out of storage and going into service.
Interest expenses for Rail remained relatively unchanged over the same period last year. Other income decreased due to fewer settlements received from customers related to lease terminations. The decrease in end of lease settlements was slightly offset by Iowa Northern Railway dividends which began accruing in May of 2010.
Plant Nutrient Group

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$123,649	$103,158
Cost of sales and merchandising revenues	105,565	91,162

Gross profit	18,084	11,996
Operating, administrative and general expenses	12,254	10,477
Interest expense	843	1,133
Equity in earnings of affiliates	2	2
Other income, net	125	331

Operating income	$5,114	$719

Operating results for the Plant Nutrient Group increased $4.4 million over the same period last year. Sales increased $20.5 million, or 20%, due primarily to an increase in the average price per ton sold as sales volumes were relatively consistent with the prior year. Gross profit increased $6.1 million, or 51% primarily the result of the impact of price escalation in the second half of 2010.
Operating expenses increased $1.8 million over the same period last year primarily due to increase in labor and benefits, including performance incentives. There were no significant changes in interest expense or other income.
Turf & Specialty Group

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$47,270	$41,633
Cost of sales and merchandising revenues	38,494	33,193

Gross profit	8,776	8,440
Operating, administrative and general expenses	5,339	5,654
Interest expense	449	539
Other income, net	290	417

Operating income	$3,278	$2,664

Operating results for the Turf & Specialty Group increased $0.6 million over results from the same period last year. Gross profit increased $0.3 million, or 4% compared to the same period last year. While volumes are up, the business experienced some softness in the margin per unit within the consumer and contract manufacturing lines.

There were no significant changes in operating expenses, interest expense, and other income quarter over quarter.
Retail Group

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$31,130	$29,628
Cost of sales and merchandising revenues	22,179	21,449

Gross profit	8,951	8,179
Operating, administrative and general expenses	11,511	10,838
Interest expense	260	287
Other income, net	156	119

Operating loss	$(2,664)	$(2,827)

Operating results for the Retail Group remained relatively unchanged compared to the same period last year. Sales and merchandising revenues increased $1.5 million, or 5%. Customer counts decreased slightly, but the average sale per customer increased by nearly 6%. As a result, gross profit increased by approximately 9%.
Operating expenses increased $0.7 million or 6% and is spread among several expense categories including labor and benefits, depreciation and supplies in the food area to complete the resets. There were no significant changes in interest expense and other income.
Other

	Three months ended
	March 31,
(in thousands)	2011	2010

Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	2,133	1,179
Interest income	(915)	(256)
Other income, net	344	305

Operating loss	$(874)	$(618)

Net corporate operating expenses not allocated to business segments remained fairly flat quarter over quarter. Operating expenses increased mainly due to benefits and performance incentive related expenses.
As a result of the above, income attributable to The Andersons, Inc. of $17.3 million for the first quarter of 2011 was $5.0 million higher than income attributable to The Andersons, Inc. of $12.3 million recognized in the first quarter of 2010. Income tax expense of $9.8 million was provided at 36.1%. The Company anticipates that its 2011 effective annual rate will be 36.4%. In the first quarter of 2010, income tax expense of $9.4 million was provided at a rate of 42.7%. The Company’s actual 2010 effective tax rate was 37.7%. The decrease in the effective rate for 2011 is due primarily to a tax expense of $1.5 million in the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act.

Liquidity and Capital Resources
Working Capital
At March 31, 2011, the Company had working capital of $309.6 million, an increase of about $8.1 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities (in thousands):

	March 31,	March 31,
	2011	2010	Variance

Current Assets:
Cash and cash equivalents	$22,320	$74,459	$(52,139)
Restricted cash	12,353	3,336	9,017
Accounts and notes receivables, net	220,665	142,617	78,048
Inventories	775,017	374,893	400,124
Commodity derivative assets — current	178,767	58,197	120,570
Deferred income taxes	18,578	14,205	4,373
Other current assets	46,721	40,844	5,877

	$1,274,421	$708,551	$565,870
Current Liabilities:
Borrowing under short-term line of credit	$460,000	—	$460,000
Accounts payable for grain	90,442	85,157	5,285
Other accounts payable	145,685	105,170	40,515
Customer prepayments and deferred revenue	115,908	86,128	29,780
Commodity derivative liabilities — current	67,869	62,636	5,233
Accrued expenses	42,119	37,625	4,494
Current maturities of long-term debt	42,783	30,320	12,463

	964,806	407,036	557,770

Working capital	$309,615	$301,515	$8,100

In comparison to the prior year-end, current assets increased largely as a result of higher inventories and commodity derivative assets driven by rising commodity prices in the first quarter of 2011. Current liabilities increased primarily as a result of borrowings on our short-term line of credit. See the discussion below on sources and uses of cash for an understanding of the decrease in cash from prior year.
Sources and Uses of Cash
Operating Activities
The Company’s operations used cash of $221.8 million in the first three months of 2011, a change from a use of cash of $63.5 million in the first three months of 2010. The significant use of cash for operating activities is common in the first quarter of the year due to the nature of the Company’s commodity business and the large payouts for grain received during the fall harvest, although the change is more significant in the current year due to a trend of high grain prices.
The Company made income tax payments of $2.5 million in the first quarter of 2011 and expects to make additional payments totaling approximately $29.4 million for the remainder of 2011.

Investing Activities
Total capital spending for 2011 on property, plant and equipment in the Company’s base business is expected to be approximately $70.0 million. Through the first quarter of 2011, the Company has spent $4.2 million.
In addition to spending on conventional property, plant and equipment, the Company expects to spend $90.0 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company also expects to offset this amount by proceeds from the sales and dispositions of railcars of $75.0 million. Through March 31, 2011, the Company invested $10.8 million in the purchase of additional railcars, partially offset by proceeds from sales of $9.2 million.
Financing Activities
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was increased at the Company’s request during the first quarter of 2011, to provide the Company with an additional $92 million for a total of $992.3 million in short-term lines of credit and $115 million in long-term lines of credit. Increase in borrowings, due to the rising volatility for grain and fertilizer prices is the reason the Company elected to increase the line of credit. The Company had $460 million drawn on its short-term line of credit at March 31, 2011. The Company continues to feel that it has adequate capacity to meet its funding needs going forward. Peak short-term borrowings for the Company to date are $573.0 million on March 4, 2011. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company paid $0.0875 per common share for the dividends paid in January 2010, $0.090 per common share for the dividends paid in April, July and October 2010, and $0.11 per common share for the dividends paid in January 2011. On February 25, 2011, the Company declared a cash dividend of $0.11 per common share payable on April 22, 2011 to shareholders of record on April 1, 2011. During the first three months of 2011, the Company issued approximately 124 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company was in compliance with all such covenants at March 31, 2011. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
Off-Balance Sheet Transactions
The Company’s Rail business utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company or leased by the Company from a financial intermediary are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-

recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase at the end of the lease.
The following table describes the Company’s railcar and locomotive positions at March 31, 2011:

Method of Control	Financial Statement	Number

Owned-railcars available for sale	On balance sheet — current	141
Owned-railcar assets leased to others	On balance sheet — noncurrent	13,457
Railcars leased from financial intermediaries	Off balance sheet	6,479
Railcars — non-recourse arrangements	Off balance sheet	2,033

Total Railcars		22,110

Locomotive assets leased to others	On balance sheet — noncurrent	44
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives — non-recourse arrangements	Off balance sheet	78

Total Locomotives		126

In addition, the Company manages 740 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2011.
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President, Controller is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2011, and have determined that such controls and procedures were effective.
Our Certifying Officers are primarily responsible for the accuracy of the financial information that is reported to the Commission. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company’s assets are protected from loss. These procedures are reviewed by the Company’s internal auditors in order to monitor compliance. In addition, our Board of Director’s Audit Committee, which is composed entirely of independent directors, meets regularly with management and our internal auditors to review accounting, auditing and financial matters.

There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the first quarter of 2011.
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
Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2010 10-K (Item 1A). There have been no material changes in the risk factors set forth therein.
Item 5. Other Information
On March 1, 2011, the Company granted restricted shares (“RSA’s”) to its officers, directors and other members of management and performance share units (PSU’s) valued at $47.80 to its officers and other members of management. These grants were made under the Company’s Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	RSA’s	PSU’s
|	|
Michael J. Anderson	7,870	15,740
Richard R. George	800	1,600
Nicholas C. Conrad	725	1,440
Harold M. Reed	2,890	5,770
Dennis J. Addis	1,840	3,670
Rasesh H. Shah	1,490	2,970
Executive group	20,090	40,130
Non-executive director group	8,328	—
Non-executive officer employee group	18,445	36,895

Item 6. Exhibits
(a)	Exhibits

No.	Description
10.46	Form of Restricted Share Award Agreement

10.47	Form of Performance Share Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President and Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: May 6, 2011	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: May 6, 2011	By	/s/ Richard R. George
Richard R. George
Vice President and Controller (Principal Accounting Officer)

Date: May 6, 2011	By	/s/ Nicholas C. Conrad
Nicholas C. Conrad
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description
10.46	Form of Restricted Share Award Agreement

10.47	Form of Performance Share Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President and Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350