Form 10-Q
period 2011-06-30
ANDERSONS INC
filed 2011-08-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had approximately 18.6 million common shares outstanding, no par value, at July 31, 2011.

THE ANDERSONS, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets — June 30, 2011 December 31, 2010 and June 30, 2010	3

Condensed Consolidated Statements of Income — Three and six months ended June 30, 2011 and 2010	5

Condensed Consolidated Statement of Cash Flows — Six months ended June 30, 2011 and 2010	6

Condensed Consolidated Statements of Shareholders’ Equity Six months ended June 30, 2011 and 2010	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34
EX-12
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010

Assets
Current assets:
Cash and cash equivalents	$18,616	$29,219	$204,317
Restricted cash	12,572	12,134	3,548
Accounts receivable, net	240,254	152,227	132,701
Inventories	469,551	647,189	237,994
Commodity derivative assets — current	187,438	246,475	21,534
Deferred income taxes	17,710	16,813	11,572
Other current assets	30,867	34,501	20,604

Total current assets	977,008	1,138,558	632,270

Other assets:
Commodity derivative assets — noncurrent	8,560	18,113	389
Other assets, net	46,610	47,855	41,192
Equity method investments	179,888	175,349	168,098

	235,058	241,317	209,679
Railcar assets leased to others, net	178,141	168,483	169,331
Property, plant and equipment, net	153,642	151,032	144,165

Total assets	$1,543,849	$1,699,390	$1,155,445

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets (continued)
(Unaudited)(In thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010

Liabilities and Shareholders’ equity
Current liabilities:
Borrowings under short-term line of credit	$194,200	$241,100	$—
Accounts payable for grain	80,374	274,596	76,922
Other accounts payable	164,325	111,501	115,023
Customer prepayments and deferred revenue	64,231	78,550	12,712
Commodity derivative liabilities — current	24,289	57,621	54,918
Accrued expenses and other current liabilities	51,410	48,851	49,408
Current maturities of long-term debt	45,432	24,524	23,986

Total current liabilities	624,261	836,743	332,969

Other long-term liabilities	33,757	25,183	17,472
Commodity derivative liabilities — noncurrent	1,850	3,279	2,911
Employee benefit plan obligations	30,835	30,152	28,711
Long-term debt, less current maturities	260,645	276,825	281,740
Deferred income taxes	68,038	62,649	49,085

Total liabilities	1,019,386	1,234,831	712,888

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, without par value (42,000 shares authorized at 6/30/11 and 12/31/10; 25,000 shares authorized at 6/30/10; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	177,266	177,875	176,736
Treasury shares (629, 762 and 769 shares at 6/30/11, 12/31/10 and 6/30/10, respectively; at cost)	(12,214)	(14,058)	(14,158)
Accumulated other comprehensive loss	(29,467)	(28,799)	(26,807)
Retained earnings	374,715	316,317	292,780

Total shareholders’ equity of The Andersons, Inc.	510,396	451,431	428,647
Noncontrolling interest	14,067	13,128	13,910

Total shareholders’ equity	524,463	464,559	442,557

Total liabilities and shareholders’ equity	$1,543,849	$1,699,390	$1,155,445

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales and merchandising revenues	$1,338,167	$810,999	$2,339,841	$1,532,997
Cost of sales and merchandising revenues	1,215,395	723,445	2,138,384	1,386,893

Gross profit	122,772	87,554	201,457	146,104

Operating, administrative and general expenses	57,730	51,107	111,437	96,510
Interest expense	7,562	4,663	14,898	9,298
Other income:
Equity in earnings of affiliates	12,512	6,667	19,758	16,572
Other income, net	2,018	1,881	4,324	5,535

Income before income taxes	72,010	40,332	99,204	62,403
Income tax provision	25,975	14,553	35,781	23,968

Net income	46,035	25,779	63,423	38,435
Net income attributable to the noncontrolling interest	(817)	(610)	(939)	(1,001)

Net income attributable to The Andersons, Inc.	$45,218	$25,169	$62,484	$37,434

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$2.44	$1.37	$3.37	$2.04

Diluted earnings attributable to The Andersons, Inc. common shareholders	$2.42	$1.36	$3.34	$2.02

Dividends paid	$0.1100	$0.0900	$0.2200	$0.1775

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended
	June 30,
	2011	2010

Operating Activities
Net income	$63,423	$38,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,951	18,813
Bad debt expense (recovery)	2,702	(570)
Equity in earnings of unconsolidated affiliates, net of distributions received	(4,439)	(10,738)
Gains on sales of railcars and related leases	(7,033)	(3,989)
Excess tax benefit from share-based payment arrangement	(21)	(766)
Deferred income taxes	4,443	2,799
Stock based compensation expense	1,863	1,365
Other	14	104
Changes in operating assets and liabilities:
Accounts receivable	(90,627)	5,296
Inventories	177,357	173,232
Commodity derivatives	33,294	71,535
Other assets	8,790	9,145
Accounts payable for grain	(194,222)	(161,733)
Other accounts payable and accrued expenses	47,744	(37,736)

Net cash provided by operating activities	63,239	105,192

Investing Activities
Purchases of railcars	(32,155)	(8,956)
Proceeds from sale of railcars	17,774	12,637
Purchases of property, plant and equipment	(12,572)	(15,245)
Proceeds from sale of property, plant and equipment	120	92
Acquisition of business	—	(7,214)
Investment in convertible preferred securities	—	(13,100)
Purchase of investment	(100)	—
Change in restricted cash	(438)	(425)

Net cash used in investing activities	(27,371)	(32,211)

Financing Activities
Net change in short-term borrowings	(46,900)	—
Proceeds from issuance of long-term debt	44,391	2,460
Payments of long-term debt	(39,663)	(15,695)
Proceeds from sale of treasury shares to employees and directors	710	1,290
Payments of debt issuance costs	(815)	(151)
Purchase of treasury stock	(140)	—
Dividends paid	(4,075)	(3,263)
Excess tax benefit from share-based payment arrangement	21	766

Net cash used in financing activities	(46,471)	(14,593)

(Decrease) increase in cash and cash equivalents	(10,603)	58,388
Cash and cash equivalents at beginning of period	29,219	145,929

Cash and cash equivalents at end of period	$18,616	$204,317

See notes to condensed consolidated financial statements

The Andersons, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
		Additional		Accumulated
	Common	Paid-in	Treasury	Other Comprehensive	Retained	Noncontrolling
	Shares	Capital	Shares	Loss	Earnings	Interest	Total

Balance at December 31, 2009	$96	$175,477	$(15,554)	$(25,314)	$258,662	$12,909	$406,276

Net income					37,434	1,001	38,435
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $993)				(1,263)			(1,263)
Cash flow hedge activity (net of income tax of $147)				(230)			(230)

Comprehensive income							36,942
Stock awards, stock option exercises and other shares issued to employees and directors (149 shares)		1,259	1,396				2,655
Dividends declared ($0.18 per common share)					(3,316)		(3,316)

Balance at June 30, 2010	$96	$176,736	$(14,158)	$(26,807)	$292,780	$13,910	$442,557

Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559

Net income					62,484	939	63,423
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $411)				(689)			(689)
Cash flow hedge activity (net of income tax of $13)				21			21

Comprehensive income							62,755
Purchase of treasury shares (4 shares)			(140)				(140)
Stock awards, stock option exercises and other shares issued to employees and directors (137 shares)		(609)	1,984				1,375
Dividends declared ($0.22 per common share)					(4,086)		(4,086)

Balance at June 30, 2011	$96	$177,266	$(12,214)	$(29,467)	$374,715	$14,067	$524,463

See notes to condensed consolidated financial statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Consolidation
These condensed consolidated financial statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of June 30, 2010 has been included as the Company operates in several seasonal industries.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).
New Accounting Standards
In May 2011, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Code (“ASC”) Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption in the first quarter of 2012. Management does not expect this update to have a material impact on our financial condition or results of operations.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Management does not expect material financial statement implications relating to the adoption of this ASU.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Grain	$303,961	$497,267	$129,909
Agricultural fertilizer and supplies	112,892	90,182	57,975
Lawn and garden fertilizer and corncob products	22,585	32,954	20,600
Retail merchandise	27,492	24,416	25,899
Railcar repair parts	2,252	2,058	3,261
Other	369	312	350

	$469,551	$647,189	$237,994

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Land	$15,424	$15,424	$15,301
Land improvements and leasehold improvements	45,634	45,080	43,701
Buildings and storage facilities	142,864	141,349	133,445
Machinery and equipment	186,245	181,650	171,921
Software	10,603	10,306	10,115
Construction in progress	6,696	2,572	7,871

	407,466	396,381	382,354
Less accumulated depreciation and amortization	253,824	245,349	238,189

	$153,642	$151,032	$144,165

Depreciation expense on property, plant and equipment amounted to $9.9 million, $18.7 million and $9.2 million for the six month period ended June 30, 2011, the twelve month period ended December 31, 2010 and the six month period ended June 30, 2010, respectively.
Railcar assets leased to others
The components of Railcar and other assets leased to others are as follows:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Railcars leased to others	$248,030	$234,667	$230,442
Less accumulated depreciation	69,889	66,184	61,111

	$178,141	$168,483	$169,331

Depreciation expense on railcar assets leased to others amounted to $6.7 million, $14.0 million and $7.4 million for the six month period ended June 30, 2011, the twelve month period ended December 31, 2010 and the six month period ended June 30, 2010, respectively.

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
The Company’s operating results are affected by changes to commodity prices. The Grain Division has established “unhedged” grain position limits (the amount of grain, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on grain owned and forward grain and ethanol purchase and sale contracts, the Company enters into commodity futures contracts, primarily via a regulated exchange such as the Chicago Mercantile Exchange and, to a lesser extent, via over-the-counter contracts with various counterparties. The Company’s forward contracts are for physical delivery of the commodity in a future period. Contracts to purchase grain from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of grain to processors or other commercial consumers generally do not extend beyond one year. The Company, although to a lesser extent, also enters into option contracts for the purpose of providing pricing features to its customers and to manage price risk on its own inventory.
All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current assets or as current liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.
Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the statements of income.
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2010 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. The following table presents at June 30, 2011, December 31, 2010 and June 30, 2010, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	June 30, 2011		December 31, 2010		June 30, 2010
	Net	Net	Net			Net
	derivative asset	derivative liability	derivative asset	Net derivative	Net derivative	derivative
(in thousands)	position	position	position	liability position	asset position	liability position

Collateral paid	$43,191	$—	$166,589	$—	$—	$—
Collateral received	—	—	—	—	(17,675)	(7,467)
Fair value of derivatives	40,476	—	(146,330)	—	25,059	—

Balance at end of period	$83,667	$—	$20,259	$—	$7,384	$(7,467)

Certain of our contracts allow the Company to post grain inventory as collateral rather than cash. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets and the estimated fair value of such inventory was $78.2 million, $27.3 million and $6.2 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and six months ended June 30, 2011 are as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2011	June 30, 2011

Gains on commodity derivatives included in sales and merchandising revenues	$102,585	$103,863
At June 30, 2011, the Company had the following bushels, tons and gallons outstanding (on a gross basis) on all commodity derivative contracts:

	Number of bushels	Number of tons	Number of gallons
Commodity	(in thousands)	(in thousands)	(in thousands)

Non-exchange traded:

Corn	308,168	—	—
Soybeans	18,716	—	—
Wheat	12,881	—	—
Oats	14,482	—	—
Soymeal	—	—	—
Ethanol	—	—	202,013
Other	663	—	—

Subtotal	354,910	—	202,013

Exchange traded:

Corn	123,525	—	—
Soybeans	17,170	—	—
Wheat	44,100	—	—
Oats	3,470	—	—
Soymeal	—	4	—
Ethanol	—	—	37,575
Other	—	—	120

Subtotal	188,265	4	37,695

Total	543,175	4	239,708

Interest Rate and Foreign Currency Derivatives
The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 15 “Derivatives,” in the Company’s 2010 Annual Report on Form 10-K and such information is consistent with that as of June 30, 2011. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s Condensed Consolidated Balance Sheet in either other current liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature).

The impact to the Company’s results of operations related to these interest rate derivatives was not material for any period presented.
In the second quarter, the Company entered into three $20 million interest rate caps to hedge expected borrowings for the time period from November 2011 to May 2012. These short-term caps are forward starting and are marked to market, with changes in fair value recorded to income on a quarterly basis. The impact on income for the second quarter was not material.
The Company holds a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 15 “Derivatives,” in the Company’s 2010 Annual Report on Form 10-K and such information is consistent with that as of June 30, 2011. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per common share data)	2011	2010	2011	2010

Net income attributable to The Andersons, Inc.	$45,218	$25,169	$62,484	$37,434
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	205	81	235	112

Earnings available to common shareholders	$45,013	$25,088	$62,249	$37,322
Earnings per share — basic:
Weighted average shares outstanding — basic	18,485	18,366	18,469	18,340

Earnings per common share — basic	$2.44	$1.37	$3.37	$2.04

Earnings per share — diluted:
Weighted average shares outstanding — basic	18,485	18,366	18,469	18,340
Effect of dilutive awards	134	97	168	126

Weighted average shares outstanding — diluted	18,619	18,463	18,637	18,466

Earnings per common share — diluted	$2.42	$1.36	$3.34	$2.02

There were no antidilutive stock-based awards outstanding for the three and six month periods ended June 30, 2011. For the three and six month periods ended June 30, 2010 there were approximately 21 thousand and 14 thousand antidilutive stock-based awards outstanding.
6. Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2011 and 2010 are the following amounts for pension and postretirement benefit plans maintained by the Company:

		Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Service cost	$—	$1,257	$—	$1,614
Interest cost	1,163	1,134	2,289	2,169
Expected return on plan assets	(1,558)	(1,362)	(3,118)	(2,725)
Recognized net actuarial loss	247	892	470	1,316

Benefit (income) cost	$(148)	$1,921	$(359)	$2,374

		Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Service cost	$136	$114	$277	$233
Interest cost	325	306	643	606
Amortization of prior service cost	(136)	(127)	(272)	(255)
Recognized net actuarial loss	242	187	451	345

Benefit cost	$567	$480	$1,099	$929

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.5 million during the first quarter of 2010. The offset to this adjustment was included in the provision for income taxes on the Company’s Consolidated Statement of Income.
7. Segment Information
During the first quarter of 2011, management re-evaluated the Company’s reportable segments. Based on that evaluation, the Company has begun to separate the segment previously reported as Grain & Ethanol into two separate reportable segments for external financial reporting. We have also evaluated the impact of this change on the recoverability of our goodwill and no impairment charge was necessary. Corresponding items of segment information for earlier periods have been reclassified to conform to current year presentation.
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies (“ethanol LLCs”) in which the Company has investments and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in Other are the corporate level amounts not attributable to an operating segment.

			Results of Operations — Segment Disclosures
				(in thousands)

Second quarter ended				Plant	Turf &
June 30, 2011	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$797,130	$164,704	$29,501	$259,823	$41,551	$45,458	$—	$1,338,167
Inter-segment sales	1	—	—	3,221	627	—	—	3,849
Equity in earnings of affiliates	5,428	7,082	—	2	—	—	—	12,512
Other income, net	522	37	841	134	259	144	81	2,018
Interest expense	3,859	274	1,511	973	372	207	366	7,562
Operating income (loss) (a)	36,541	8,830	2,763	24,077	1,778	1,877	(4,673)	71,193
Income attributable to noncontrolling interest	—	(817)	—	—	—	—	—	(817)
Income (loss) before income taxes	36,541	9,647	2,763	24,077	1,778	1,877	(4,673)	72,010

Second quarter ended				Plant	Turf &
June 30, 2010	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$360,635	$113,045	$23,635	$228,404	$41,182	$44,098	$—	$810,999
Inter-segment sales	2	—	147	2,354	400	—	—	2,903
Equity in earnings of affiliates	2,272	4,393	—	2	—	—	—	6,667
Other income (loss), net	605	19	499	302	377	157	(78)	1,881
Interest expense	840	238	1,317	1,133	503	269	363	4,663
Operating income (loss) (a)	13,373	6,249	114	19,017	2,486	2,078	(3,595)	39,722
Income attributable to noncontrolling interest	—	(610)	—	—	—	—	—	(610)
Income (loss) before income taxes	13,373	6,859	114	19,017	2,486	2,078	(3,595)	40,332

Six months ended				Plant	Turf &
June 30, 2011	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$1,435,097	$297,452	$58,411	$383,472	$88,821	$76,588	$—	$2,339,841
Inter-segment sales	2	—	189	8,606	1,332	—	—	10,129
Equity in earnings of affiliates	11,658	8,096	—	4	—	—	—	19,758
Other income, net	1,102	95	1,594	259	549	300	425	4,324
Interest expense (income)	8,699	686	2,958	1,816	821	467	(549)	14,898
Operating income (loss) (a)	51,642	12,401	6,309	29,191	5,056	(787)	(5,547)	98,265
Income attributable to noncontrolling interest	—	(939)	—	—	—	—	—	(939)
Income (loss) before income taxes	51,642	13,340	6,309	29,191	5,056	(787)	(5,547)	99,204

Six months ended				Plant	Turf &
June 30, 2010	Grain	Ethanol	Rail	Nutrient	Specialty	Retail	Other	Total

Revenues from external customers	$763,003	$231,566	$50,325	$331,562	$82,815	$73,726	$—	$1,532,997
Inter-segment sales	2	—	301	6,992	1,033	—	—	8,328
Equity in earnings of affiliates	5,331	11,237	—	4	—	—	—	16,572
Other income, net	1,255	42	2,308	633	794	276	227	5,535
Interest expense	2,231	452	2,644	2,266	1,042	556	107	9,298
Operating income (loss) (a)	25,571	14,767	1,140	19,736	5,150	(749)	(4,213)	61,402
Income attributable to noncontrolling interest	—	(1,001)	—	—	—	—	—	(1,001)
Income (loss) before income taxes	25,571	15,768	1,140	19,736	5,150	(749)	(4,213)	62,403

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported inclusive of net income attributable to the noncontrolling interest.
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

For the quarters ended June 30, 2011 and 2010, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $168.7 million and $97.5 million, respectively. For the six months ended June 30, 2011 and 2010, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $326.7 million and $210.1 million, respectively. For the quarters ended June 30, 2011 and 2010, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $194.4 million and $97.6 million, respectively. For the six months ended June 30, 2011 and 2010, revenues recognized for the sale of corn to the ethanol LLCs were $341.1 million and $195.2 million, respectively.
The Company also sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. At June 30, 2011, the fair value of derivative contracts with related parties was a gross asset and liability of $4.1 million and $2.3 million, respectively.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at
	June 30, 2011	Three months ended		Six months ended
	(direct and	June 30,		June 30,
(in thousands)	indirect)	2011	2010	2011	2010

The Andersons Albion Ethanol LLC	50%	$2,146	$1,201	$2,530	$3,922
The Andersons Clymers Ethanol LLC	38%	2,783	2,047	2,919	4,931
The Andersons Marathon Ethanol LLC	50%	2,153	1,145	2,648	2,384
Lansing Trade Group LLC	51%	5,346	2,272	11,512	5,158
Other	7%-33%	84	2	149	177

Total		$12,512	$6,667	$19,758	$16,572

Total distributions received from unconsolidated affiliates were $6.7 million and $15.3 million for the three and six months ended June 30, 2011.
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010

The Andersons Albion Ethanol LLC	$31,075	$31,048	$32,635
The Andersons Clymers Ethanol LLC	40,106	37,496	37,109
The Andersons Marathon Ethanol LLC	37,577	34,929	36,197
Lansing Trade Group LLC	69,175	70,143	60,729
Other	1,955	1,733	1,428

Total	$179,888	$175,349	$168,098

Investment in Debt Securities
During the second quarter of 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”). IANR operates a 163-mile short-line railroad that runs diagonally through Iowa from northwest to southeast from Manly to Cedar Rapids and a branch line from Waterloo to Oelwein. IANR has a fleet of 21 locomotives and approximately 500 railcars and serves primarily agribusiness customers. It is also involved in the development of logistics terminals designed to aid the transloading of various products, including ethanol and wind turbine components. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until after five years. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s balance sheet. The estimated fair value of the Company’s investment in IANR as of June 30, 2011 was $15.8 million.
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
The Company’s current maximum exposure to loss related to IANR is $17.7 million, which represents the Company’s investment plus unpaid accrued dividends to date of $1.9 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Sales and service fee revenues	$232,239	$115,285	$412,986	$234,131
Purchases of product	159,381	105,318	288,124	215,071
Lease income (a)	1,415	1,436	2,667	2,819
Labor and benefits reimbursement (b)	2,611	2,713	5,384	5,399
Other expenses (c)	45	—	45	—
Accounts receivable at June 30 (d)	23,558	12,056
Accounts payable at June 30 (e)	21,409	16,292

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR.

(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.

(c)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark.

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol.
9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, December 31, 2010 and June 30, 2010:

(in thousands)		June 30, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash equivalents	$182	$—	$—	$182
Commodity derivatives, net	89,769	71,296	8,794	169,859
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	18,917	—	(1,883)	17,034

Total	$108,868	$71,296	$22,701	$202,865

(in thousands)		December 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash equivalents	$213	$—	$—	$213
Commodity derivatives, net	61,559	129,723	12,406	203,688
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	17,983	—	(2,156)	15,827

Total	$79,755	$129,723	$26,040	$235,518

(in thousands)		June 30, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total

Cash equivalents	$173,797	$—	$—	$173,797
Commodity derivatives, net	(20,240)	(23,140)	7	(43,373)
Convertible preferred securities (b)	—	—	13,100	13,100
Other assets and liabilities (a)	8,586	—	(2,277)	6,309

Total	$162,143	$(23,140)	$10,830	$149,833

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s balance sheet

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	June 30, 2011			June 30, 2010
	Interest rate	Convertible			Convertible
	derivatives and	preferred	Commodity	Interest rate	preferred	Commodity
(in thousands)	swaptions	securities	derivatives, net	derivatives	securities	derivatives, net

Asset (liability) at December 31,	$(2,156)	$15,790	$12,406	$(1,763)	$—	$1,948
Gains (losses) included in earnings	(2)	—	77	(72)	—	(1,926)
Unrealized gains (losses) included in other comprehensive income	149	—	—	(126)	—	—
New contracts entered into	507	—	—	36	—	—
Transfers from level 2	—	—	2,500	—	—	—

Asset (liability) at March 31,	$(1,502)	$15,790	$14,983	$(1,925)	$—	$22
Investment in debt securities	—	—	—	—	13,100	—
Gains (losses) included in earnings	(310)	—	(6,398)	(99)	—	(15)
Unrealized gains (losses) included in other comprehensive income	(120)	—	—	(253)	—	—
New contracts entered into	49	—	—	—	—	—
Transfers from level 2	—	—	209	—	—	—

Asset (liability) at June 30,	$(1,883)	$15,790	$8,794	$(2,277)	$13,100	$7
The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the Chicago Mercantile Exchange (“CME”) or the New York Mercantile Exchange (“NYMEX”) for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for the majority of these commodity contracts. However, in situations where the Company believes that nonperformance risk exists, based on past or present experience with a customer or knowledge of the customer’s operations or financial condition, the Company classifies these commodity contracts as “level 3” in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of these contracts.
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

(in thousands)	June 30, 2011	December 31, 2010

Fair value of long-term debt and interest rate contracts	$311,886	$307,865
Fair value in excess of carrying value	3,926	4,359

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 8 in the Company’s 2010 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $1.1 billion. At June 30, 2011, the Company had a total of $880.0 million available for borrowing under its lines of credit.
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
The Company’s long-term debt at June 30, 2011, December 31, 2010 and June 30, 2010 consisted of the following:

	June 30,	December 31,	June 30,
	2011	2010	2010

Current maturities of long-term debt — nonrecourse	$2,827	$2,841	$3,076
Current maturities of long-term debt — recourse	42,605	21,683	20,910

	45,432	24,524	23,986

Long-term debt, less current maturities — nonrecourse	11,690	13,150	14,579
Long-term debt, less current maturities — recourse	248,955	263,675	267,161

	$260,645	$276,825	$281,740
11. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In the second quarter, 2011, the Company received a trial verdict in the amount of $2.9 million in a civil suit. The Company has filed a motion for reconsideration of that judgment and an appeal by one or both parties is possible. No income has been recorded to-date due to uncertainty of the final amount and overall collectability of any amount against the defendant.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2010 Form 10-K, have not materially changed during the first six months of 2011.
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
The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a minimal impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes to merchandising revenues and service income.
Grain inventories on hand at June 30, 2011 were 47.1 million bushels, of which 46 thousand bushels were stored for others. This compares to 48.3 million bushels on hand at June 30, 2010, of which 17.7 million bushels were stored for others. At June 30, 2010, Grain had a significant number of bushels on delivery with the CME, which was not the case at June 30, 2011.
The U.S. Department of Agriculture has reported that corn acreage for 2011 increased by 4 million acres from the 2010 level, as high corn prices and strong profit potential encouraged farmers to boost acreage in almost all states. Corn acreage exceeded intentions in states that planted early and even states with extreme planting delays due to the wet spring only showed a small decline in corn acreage. In the states where the Company has grain storage facilities, 64% of the corn is now rated good to excellent, compared to 70% at the same time last year. Soybeans rated as good to excellent were an average of 40%, compared to 65% at this same time last year.
The Grain Division entered into a grain merchandising agreement with Trotter, Inc., of Arcadia, Nebraska subsequent to the end of the second quarter. The agreement provides the Grain Division with access to an additional 4.1 million bushels of storage space in Nebraska.

Ethanol Business
The Ethanol business operates the three ethanol production facilities in which the Company has investments. The business also offers facility operations, risk management, corn origination, ethanol and distillers dried grains (“DDG”) marketing to the ethanol plants it operates as well as third parties.
The ethanol industry has been impacted by the rising corn prices caused by global supply and demand. In the third quarter, the increase in the cost of corn is expected to have a negative impact on margins. Even with the high corn prices, we do expect margins to be positive for the third quarter due to the fact that the spot rate for corn appears to be strong and gasoline prices higher than a year ago due to higher oil prices. In addition, physical corn purchases were secured in advance of the spot period at significant discounts to spot market basis. This securing of physical corn basis in advance has enabled us to yield better margins. However, during the third quarter, there will be costs associated with the planned shut-downs that will interrupt production at each facility in the September time frame.
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
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2011 were 22,390 compared to 22,834 at June 30, 2010. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased significantly to 84.7% for the quarter ended June 30, 2011 compared to 71.0% for the quarter ended June 30, 2010. Rail traffic on major U.S. railroads has increased 2.7% over the same period of 2010, but the rate of improvement is expected to slow for the remainder of the year.
As part of the strategy to diversify its portfolio, Rail purchased 639 used intermodal containers for $2.0 million during the second quarter of 2011. These containers can be used for multiple purposes including transporting freight and stacking various types of cargo. Rail plans to continue pursuing growth opportunities through portfolio purchases, expansion of repair facilities, and other possible prospects.
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
As mentioned previously, corn acres planted increased significantly over 2010 which is a benefit to our Plant Nutrient Group as corn requires more nutrients than soybeans or wheat. Considering the wet spring, inventory moved nicely once growers were able to get in the field. In regards to fall applications, the Group is already booking strong volumes.
We are still anticipating that 2011 will be a strong year as the demand for nutrients is high and acres planted have increased as expected. As a result, margins should be strong as well as a result of tight supplies of the basic nutrients and strong price trends. However, adverse weather in the third and fourth quarters could reduce sales and gross profit.

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
The Ohio Tax Credit Authority approved job retention tax credits and job creation tax credits for the Company in relation to upcoming capital projects. To earn these credits, the company has committed to invest a minimum amount in new machinery and equipment and property renovations/improvements. In addition to the capital investment the company will retain 636 and create a minimum 20 full-time equivalent positions.
Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Sales and merchandising revenues	$1,338,167	$810,999	$2,339,841	$1,532,997
Cost of sales and merchandising revenues	1,215,395	723,445	2,138,384	1,386,893

Gross profit	122,772	87,554	201,457	146,104
Operating, administrative and general expenses	57,730	51,107	111,437	96,510
Interest expense	7,562	4,663	14,898	9,298
Equity in earnings of affiliates	12,512	6,667	19,758	16,572
Other income, net	2,018	1,881	4,324	5,535

Income before income taxes	$72,010	$40,332	$99,204	$62,403

Comparison of the three months ended June 30, 2011 with the three months ended June 30, 2010:
Grain Division

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$797,130	$360,635
Cost of sales and merchandising revenues	745,650	334,956

Gross profit	51,480	25,679
Operating, administrative and general expenses	17,030	14,343
Interest expense	3,859	840
Equity in earnings of affiliates	5,428	2,272
Other income, net	522	605

Operating income	$36,541	$13,373

Operating results for the Grain Division increased $23.2 million over the results of the same period last year. Sales and merchandising revenues increased $436.5 million and is the result of higher commodity prices and a significant increase in volume, primarily in wheat. Gross profit increased $25.8 million compared to the second quarter of 2010 and is a result of increased space income for wheat, and more specifically basis income. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. The Company does not expect the large basis appreciation that occurred during the second quarter to continue into the second half of the year.
Operating expenses increased $2.7 million over the same period in 2010 and is spread among several expense categories related primarily to acquisitions, including labor and incentive compensation.
Interest expense increased $3.0 million from the same period in 2010 due to greater need to cover margin deposit requirements. Other income did not change significantly quarter over quarter.
Equity in earnings of affiliates increased $3.2 million over the same period in 2010, primarily due to the investment in LTG.

Ethanol Division

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising and service fee revenues	$164,704	$113,045
Cost of sales and merchandising revenues	159,875	108,651

Gross profit	4,829	4,394
Operating, administrative and general expenses	2,027	1,709
Interest expense	274	238
Equity in earnings of affiliates	7,082	4,393
Other income, net	37	19

Operating income before noncontrolling interest	9,647	6,859
Income attributable to noncontrolling interest	(817)	(610)

Operating income	$8,830	$6,249

Operating results for the Ethanol Division increased $2.6 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $51.7 million and is primarily due to an increase in the average price per gallon sold, as volume for the quarter remained relatively flat compared to the same quarter last year.
Gross profit, which primarily represents service fee income, increased $0.4 million over the second quarter of 2010.
There were no significant changes in operating expenses, interest expense and other income.
Equity in earnings of affiliates increased $2.7 million over the same period in 2010 and relates to income from the investment in three ethanol LLCs.
Rail Group

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$29,501	$23,635
Cost of sales and merchandising revenues	23,086	19,284

Gross profit	6,415	4,351
Operating, administrative and general expenses	2,982	3,419
Interest expense	1,511	1,317
Other income, net	841	499

Operating income	$2,763	$114

Operating results for the Rail Group improved by $2.6 million compared to the results from the same period last year. Leasing revenues increased $2.3 million, car sales increased $3.1 million, and sales in the repair and fabrication shops increased $0.5 million. The increase in revenues is primarily attributed to the higher utilization rates achieved during the second quarter.
Rail gross profit increased by $2.1 million compared to the second quarter of 2010. Gross profit in the leasing business increased $1.1 million and is attributed to the increased utilization and decreased storage costs and lease expense compared to the same period last year. Gross profit on car sales increased $0.6 million and is attributed to a higher volume of non-recourse lease transactions. Gross profit in the repair and fabrication shops increased $0.4 million.
Operating expenses decreased $0.4 million from the second quarter of 2010 due to lower labor and benefits, including performance incentives.
Interest expense increased slightly over the same period last year. Other income increased mainly as a result of dividend income from IANR which began accruing in May of 2010. Therefore, a full three months was accrued in 2011 versus only two months in 2010.

Plant Nutrient Group

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$259,823	$228,404
Cost of sales and merchandising revenues	220,572	196,841

Gross profit	39,251	31,563
Operating, administrative and general expenses	14,337	11,717
Interest expense	973	1,133
Equity in earnings of affiliates	2	2
Other income, net	134	302

Operating income	$24,077	$19,017

Operating results for the Plant Nutrient Group increased $5.1 million over the same period last year. Sales and merchandising revenues increased $31.4 million due primarily to an increase in the average price per ton sold as sales volumes declined slightly compared to the same quarter last year. Gross profit increased $7.7 million as a result of the impact of price escalation and overall margin improvement.
Operating expenses increased $2.6 million over the same period last year primarily due to lower expense absorption as a result of the lower volume and an increase in labor and benefits, including performance incentives. There were no significant changes in interest expense, equity in earnings of affiliates and other income.
Turf & Specialty Group

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$41,551	$41,182
Cost of sales and merchandising revenues	34,583	33,150

Gross profit	6,968	8,032
Operating, administrative and general expenses	5,077	5,420
Interest expense	372	503
Other income, net	259	377

Operating income	$1,778	$2,486

Operating results for the Turf & Specialty Group decreased $0.7 million compared to results from the same period last year. Sales and merchandising revenues increased $0.4 million primarily due to an increase in the average price per ton sold as volumes remained relatively stable quarter over quarter. Gross profit decreased $1.1 million due to softness in the margin per unit within the consumer and contract manufacturing lines.
Operating expenses decreased $0.3 million over the same period last year and is due primarily to lower labor and depreciation expense. There were no significant changes in interest expense and other income quarter over quarter.
Retail Group

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$45,458	$44,098
Cost of sales and merchandising revenues	31,629	30,563

Gross profit	13,829	13,535
Operating, administrative and general expenses	11,889	11,345
Interest expense	207	269
Other income, net	144	157

Operating income	$1,877	$2,078

Operating results for the Retail Group decreased $0.2 million compared to the same period last year. Sales and merchandising revenues increased $1.4 million. Customer counts decreased 2%, while the average sale per customer increased by 5%. As a result, gross profit increased $0.3 million.

Operating expenses increased $0.5 million and is spread among several expense categories including labor and benefits, and depreciation. There were no significant changes in interest expense and other income.
Other

	Three months ended
	June 30,
(in thousands)	2011	2010
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	4,388	3,154
Interest expense	366	363
Other income (loss), net	81	(78)

Operating loss	$(4,673)	$(3,595)

Net corporate operating loss not allocated to business segments increased $1.1 million over the same period last year. Operating expenses increased mainly due to benefits and performance incentive related expenses. There were no significant changes in interest expense and other income.
As a result of the above, income attributable to The Andersons, Inc., after tax, of $45.2 million for the second quarter of 2011 was $20.0 million higher than income attributable to The Andersons, Inc. of $25.2 million recognized in the second quarter of 2010. Income tax expense of $26.0 million was provided at 36.1%. The Company anticipates that its 2011 effective annual rate will be 36.3%. In the second quarter of 2010, income tax expense of $14.6 million was provided at a rate of 36.1%. The Company’s actual 2010 effective tax rate was 37.7%. The higher effective rate for 2010 was due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note 6 for further explanation.
Comparison of the six months ended June 30, 2011 with the six months ended June 30, 2010:
Grain Division

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$1,435,097	$763,003
Cost of sales and merchandising revenues	1,352,325	715,125

Gross profit	82,772	47,878
Operating, administrative and general expenses	35,191	26,662
Interest expense	8,699	2,231
Equity in earnings of affiliates	11,658	5,331
Other income, net	1,102	1,255

Operating income	$51,642	$25,571

Operating results for the Grain Division increased $26.1 million over the results of the same period last year. Sales and merchandising revenues increased $672.1 million and is the result of a combination of higher average price per bushel sold due to increasing commodity prices and a 5% increase in volume. Gross profit increased $34.9 million over the first six months of 2010 and relates primarily to an increase in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. The Company does not expect the large basis appreciation that occurred during the first half of the year to continue into the second half of the year.

Operating expenses increased $8.5 million over the same period in 2010, primarily in labor and benefits related to growth and incentive compensation expense. Bad debt expense also increased due to uncertainties related to a specific customer.
Interest expense increased $6.5 million from the same period in 2010 due to the greater need to cover margin deposit requirements as commodity prices are well above the same period in 2010.
Equity in earnings of affiliates increased $6.3 million over the same period in 2010 and relates to income from the investment in LTG. There were no significant changes in other income year over year.
Ethanol Division

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising and service fee revenues	$297,452	$231,566
Cost of sales and merchandising revenues	288,158	223,438

Gross profit	9,294	8,128
Operating, administrative and general expenses	3,459	3,187
Interest expense	686	452
Equity in earnings of affiliates	8,096	11,237
Other income, net	95	42

Operating income before noncontrolling interest	13,340	15,768
Income attributable to noncontrolling interest	(939)	(1,001)

Operating income	$12,401	$14,767

Operating results for the Ethanol Division decreased $2.4 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $65.9 million as a result of an increase in the average price per gallon sold, as volume was relatively consistent with the same period last year. Gross profit increased $1.2 million over the first six months of 2010 and relates to an increase in ethanol service fee income.
Operating expenses, interest expense and other income did not change significantly from the same period in 2010.
Equity in earnings of affiliates decreased $3.1 million over the same period in 2010 and relates to income from the investment in three ethanol LLCs.
Rail Group

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$58,411	$50,325
Cost of sales and merchandising revenues	44,879	41,972

Gross profit	13,532	8,353
Operating, administrative and general expenses	5,859	6,877
Interest expense	2,958	2,644
Other income, net	1,594	2,308

Operating income	$6,309	$1,140

Operating results for the Rail Group increased $5.2 million compared to the results of the same period last year. Leasing revenues increased $2.2 million, car sales increased $5.2 million and sales in the repair and fabrication shops increased $0.7 million. The increase in revenues is attributable to the higher utilization rates achieved in the first half of the year.

Gross profit increased $5.2 million compared to the first six months of 2010. Gross profit in the leasing business increased $2.1 million and is attributed to the increased utilization rates and decreased storage costs and lease expense compared to the same period last year. Gross profit on car sales increased $2.8 million and is due to higher volume of non-recourse lease transactions. Gross profit in the repair and fabrication shops increased $0.3 million for the first half of the year.
Operating expenses decreased $1.0 million from the same period in 2010 due to lower labor and benefits, including performance incentives.
Interest expense increased slightly over the same period last year. Other income decreased due to fewer settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition. These settlements may be negotiated in lieu of a customer performing the required repairs. The decrease in end of lease settlements was slightly offset by dividend income from the investment in IANR.
Plant Nutrient Group

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$383,472	$331,562
Cost of sales and merchandising revenues	326,137	288,003

Gross profit	57,335	43,559
Operating, administrative and general expenses	26,591	22,194
Interest expense	1,816	2,266
Equity in earnings of affiliates	4	4
Other income, net	259	633

Operating income	$29,191	$19,736

Operating results for the Plant Nutrient Group increased $9.5 million over the same period last year. Sales and merchandising revenues increased $51.9 million due to a combination of a 29% increase in the average price per ton sold, partially offset by a 10% decrease in volume. The increase in the average price per ton sold is a result of the escalating prices of the core nutrients used. Gross profit increased $13.8 million as a result of the wider margins achieved through price appreciation on tons sold.
Operating expenses increased $4.4 million over the same period last year primarily due to lower expense absorption due to lower volumes and an increase in labor and benefits, including performance incentives.
There were no significant changes in interest expense, equity in earnings of affiliates and other income.
Turf & Specialty Group

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$88,821	$82,815
Cost of sales and merchandising revenues	73,077	66,343

Gross profit	15,744	16,472
Operating, administrative and general expenses	10,416	11,074
Interest expense	821	1,042
Other income, net	549	794

Operating income	$5,056	$5,150

Operating results for the Turf & Specialty Group are comparable to results of the same period last year. Sales in the lawn fertilizer business increased $4.5 million due primarily to the increase in the average selling price within both the consumer and industrial lines and the professional line of business. Sales in the cob business increased $1.5 million over the first six months of 2010 due to an increase in volume of 6.5% and a 9.4% increase in the average price per ton sold. Gross profit increased $0.7 million. Gross profit in the lawn fertilizer business was down 8.5% per ton due to softness in the margins within the consumer and industrial lines, however, the cob business experienced a 7% increase in gross profit per ton.
Operating expenses decreased $0.7 million over the same period last year due to efficiencies gained from automation initiatives. There were no significant changes in interest expense and other income.
Retail Group

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$76,588	$73,726
Cost of sales and merchandising revenues	53,808	52,012

Gross profit	22,780	21,714
Operating, administrative and general expenses	23,400	22,183
Interest expense	467	556
Other income, net	300	276

Operating loss	$(787)	$(749)

Operating results for the Retail Group are comparable to the results of the first six months of 2010 and sales and merchandising revenues increased $2.9 million. Same store customer counts decreased slightly; however, same store average sale per customer increased 5.4%. Gross profit also increased as a result of the increased sales although margins are lower.
Operating expenses increased $1.2 million and is spread among several expense categories including labor and benefits, and depreciation. There were no significant changes in interest expense and other income.
Other

	Six months ended
	June 30,
(in thousands)	2011	2010

Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	6,521	4,333
Interest (income) expense	(549)	107
Other income, net	425	227

Operating loss	$(5,547)	$(4,213)

Net corporate operating loss not allocated to business segments increased $1.3 million over the same period last year due primarily to benefits and performance incentive related expenses. Operating expenses increased mainly due to benefits and performance incentive related expenses. There were no significant changes in interest expense and other income.
As a result of the above, income attributable to The Andersons, Inc., after tax, of $62.5 million for the first six months of 2011 was $25.1 million higher than income attributable to The Andersons, Inc. of $37.4 million recognized in the first six months of 2010. Income tax expense of $35.8 million was provided at 36.1%. The Company anticipates that its 2011 effective annual rate will be 36.3%. In the first six months of 2010, income tax expense of $24.0 million was provided at a rate of 38.4%. The Company’s actual 2010 effective tax rate was 37.7%. The higher effective rate for 2010 was due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. See Note 6 for further explanation.

Liquidity and Capital Resources
Working Capital
At June 30, 2011, the Company had working capital of $352.7 million, an increase of $50.9 million from December 31, 2010 and a $53.4 million increase from June 30, 2010. This increase is attributed to changes in the following components of current assets and current liabilities (in thousands):

	June 30, 2011	June 30, 2010	Variance

Current Assets:
Cash and cash equivalents	$18,616	$204,317	$(185,701)
Restricted cash	12,572	3,548	9,024
Accounts receivables, net	240,254	132,701	107,553
Inventories	469,551	237,994	231,557
Commodity derivative assets — current	187,438	21,534	165,904
Deferred income taxes	17,710	11,572	6,138
Other current assets	30,867	20,604	10,263

	$977,008	$632,270	$344,738
Current Liabilities:
Borrowings under short-term line of credit	$194,200	—	$194,200
Accounts payable for grain	80,374	76,922	3,452
Other accounts payable	164,325	115,023	49,302
Customer prepayments and deferred revenue	64,231	12,712	51,519
Commodity derivative liabilities — current	24,289	54,918	(30,629)
Accrued expenses	51,410	49,408	2,002
Current maturities of long-term debt	45,432	23,986	21,446

	624,261	332,969	291,292

Working capital	$352,747	$299,301	$53,446

In comparison to the same period of the prior year, current assets increased largely as a result of higher inventories and commodity derivative assets driven by rising commodity prices in the first half of 2011. Current liabilities increased primarily as a result of borrowings on our short-term line of credit. See the discussion below on sources and uses of cash for an understanding of the decrease in cash from prior year.
Sources and Uses of Cash
Operating Activities
The Company’s operations provided cash of $63.2 million in the first six months of 2011 compared to cash provided by operations of $105.2 million in the first six months of 2010.
The Company made income tax payments of $2.5 million in the first quarter of 2011 and made payments of $22.7 million in the second quarter of 2011. The Company expects to make additional payments totaling approximately $17.4 million for the remainder of 2011.
Investing Activities
Total capital spending for 2011 on property, plant and equipment in the Company’s base business is expected to be approximately $70 million. Through the first half of 2011, the Company has spent $12.6 million.

In addition to spending on conventional property, plant and equipment, the Company expects to spend $90 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company also expects to offset this amount by proceeds from the sales and dispositions of railcars of $75.0 million. Through June 30, 2011, the Company invested $32.2 million in the purchase of additional railcars, partially offset by proceeds from sales of $17.8 million.
Financing Activities
The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was increased at the Company’s request during the first quarter of 2011, to provide the Company with an additional $92 million for a total of $992.3 million in short-term lines of credit and $115 million in long-term lines of credit. Increase in borrowings, due to the rising volatility for grain and fertilizer prices is the reason the Company elected to increase the line of credit. The Company had $194.2 million drawn on its short-term line of credit at June 30, 2011. The Company continues to feel that it has adequate capacity to meet its funding needs going forward. Peak short-term borrowings for the Company to date are $601.5 million on April 26, 2011. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.
The Company paid $0.0875 per common share for the dividends paid in January 2010, $0.090 per common share for the dividends paid in April, July and October 2010, and $0.11 per common share for the dividends paid in January and April 2011. On May 6, 2011, the Company declared a cash dividend of $0.11 per common share payable on July 22, 2011 to shareholders of record on July 1, 2011. During the first six months of 2011, the Company issued approximately 124 thousand shares to employees and directors under its equity-based compensation plans.
Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company was in compliance with all such covenants at June 30, 2011. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
Off-Balance Sheet Transactions
The Company’s utilizes leasing arrangements that provide off-balance sheet financing for the Rail business activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company or leased by the Company from a financial intermediary are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase the equipment at the end of the lease.

The following table describes the Company’s railcar, container and locomotive positions at June 30, 2011:

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet — current	275
Owned-railcar assets leased to others	On balance sheet — noncurrent	13,898
Railcars leased from financial intermediaries	Off balance sheet	6,020
Railcars — non-recourse arrangements	Off balance sheet	2,073

Total Railcars		22,266

Owned-containers leased to others	On balance sheet — noncurrent	639

Total Containers		639

Locomotive assets leased to others	On balance sheet — noncurrent	44
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives — leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives — non-recourse arrangements	Off balance sheet	76

Total Locomotives		124

In addition, the Company manages 492 railcars for third-party customers or owners for which it receives a fee.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2011.
Item 4. Controls and Procedures
The Company is not organized with one Chief Financial Officer. Our Vice President and Controller is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of June 30, 2011, and have determined that such controls and procedures were effective.
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
There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the second quarter of 2011.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1996, the Company’s Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 2.8 million authorized shares in 2001. The Company purchased 2.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.0 million shares of common stock. Since the beginning of the current repurchase program, the Company has repurchased 0.1 million shares in the open market. The following table presents the Company’s share purchases during the second quarter of 2011.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April	—	$—	—	—
May	—	—	—	—
June	3,650	38.42	—	—

Total	3,650	$38.42	—	—

Item 6. Exhibits
(a)	Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President and Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)
Date: August 5, 2011	By	/s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: August 5, 2011	By	/s/ Richard R. George
Richard R. George
Vice President and Controller (Principal Accounting Officer)

Date: August 5, 2011	By	/s/ Nicholas C. Conrad
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