Form 10-Q
period 2011-09-30
ANDERSONS INC
filed 2011-11-09
CIK 821026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had approximately 18.5 million common shares outstanding, no par value, at October 28, 2011.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)(In thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$38,510	$29,219	$25,732
Restricted cash	11,920	12,134	2,915
Accounts receivable, net	158,757	152,227	143,591
Inventories	458,314	647,189	432,448
Commodity derivative assets – current	143,010	246,475	177,100
Deferred income taxes	17,233	16,813	13,385
Other current assets	41,559	34,501	35,268

Total current assets	869,303	1,138,558	830,439

Other assets:
Commodity derivative assets – noncurrent	3,907	18,113	9,851
Other assets, net	48,010	47,855	39,942
Equity method investments	189,118	175,349	165,421

	241,035	241,317	215,214
Railcar assets leased to others, net	183,346	168,483	169,694
Property, plant and equipment, net	164,893	151,032	147,184

Total assets	$1,458,577	$1,699,390	$1,362,531

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets (continued)

(Unaudited)(In thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
Liabilities and Shareholders’ equity
Current liabilities:
Borrowings under short-term line of credit	$105,000	$241,100	$101,400
Accounts payable for grain	77,813	274,596	131,138
Other accounts payable	137,872	111,501	164,475
Customer prepayments and deferred revenue	82,785	78,550	48,575
Commodity derivative liabilities – current	55,354	57,621	47,968
Accrued expenses and other current liabilities	49,487	48,851	39,776
Current maturities of long-term debt	45,171	24,524	23,953

Total current liabilities	553,482	836,743	557,285

Other long-term liabilities	35,421	25,183	18,455
Commodity derivative liabilities – noncurrent	6,903	3,279	1,936
Employee benefit plan obligations	30,132	30,152	27,003
Long-term debt, less current maturities	235,729	276,825	264,349
Deferred income taxes	64,841	62,649	51,649

Total liabilities	926,508	1,234,831	920,677

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, without par value (42,000 shares authorized at 9/30/11 and 12/31/10; 25,000 shares authorized at 9/30/10; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	178,173	177,875	177,298
Treasury shares (701, 762 and 768 shares at 9/30/11, 12/31/10 and 9/30/10, respectively; at cost)	(14,814)	(14,058)	(14,141)
Accumulated other comprehensive loss	(29,365)	(28,799)	(26,798)
Retained earnings	383,606	316,317	292,515

Total shareholders’ equity of The Andersons, Inc.	517,696	451,431	428,970
Noncontrolling interest	14,373	13,128	12,884

Total shareholders’ equity	532,069	464,559	441,854

Total liabilities and shareholders’ equity	$1,458,577	$1,699,390	$1,362,531

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Income

(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales and merchandising revenues	$938,660	$706,825	$3,278,501	$2,239,822
Cost of sales and merchandising revenues	873,696	653,716	3,012,080	2,040,609

Gross profit	64,964	53,109	266,421	199,213

Operating, administrative and general expenses	54,486	50,143	165,923	146,653
Interest expense	5,711	4,625	20,609	13,923
Other income (loss):
Equity in earnings (loss) of affiliates	9,731	(1,096)	29,489	15,476
Other income, net	1,217	3,561	5,541	9,096

Income before income taxes	15,715	806	114,919	63,209
Income tax provision	4,484	438	40,265	24,406

Net income	11,231	368	74,654	38,803
Net (income) loss attributable to the noncontrolling interest	(306)	1,026	(1,245)	25

Net income attributable to The Andersons, Inc.	$10,925	$1,394	$73,409	$38,828

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.59	$0.08	$3.96	$2.11

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.59	$0.08	$3.92	$2.09

Dividends paid	$0.1100	$0.0900	$0.3300	$0.2675

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(In thousands)

	Nine months ended September 30,
	2011	2010
Operating Activities
Net income	$74,654	$38,803
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	30,088	27,929
Bad debt expense (recovery)	3,332	(418)
Equity in earnings of unconsolidated affiliates, net of distributions received	(13,669)	(7,666)
Gains on sales of railcars and related leases	(7,664)	(6,365)
Excess tax benefit from share-based payment arrangements	(35)	(789)
Deferred income taxes	1,662	3,545
Stock based compensation expense	2,758	1,945
Other	(1)	115
Changes in operating assets and liabilities:
Accounts receivable	(8,661)	(5,380)
Inventories	188,649	(21,819)
Commodity derivatives	118,494	(108,884)
Other assets	(9,820)	(5,518)
Accounts payable for grain	(196,783)	(106,948)
Other accounts payable and accrued expenses	39,011	44,811

Net cash provided by (used in) operating activities	222,015	(146,639)

Investing Activities
Acquisition of business	—	(7,783)
Investment in convertible preferred securities	—	(13,100)
Purchases of railcars	(38,439)	(13,626)
Proceeds from sale of railcars	19,840	17,474
Purchases of property, plant and equipment	(29,606)	(23,398)
Proceeds from sale of property, plant and equipment	832	224
Change in restricted cash	214	208
Investments in affiliates	(100)	(395)

Net cash used in investing activities	(47,259)	(40,396)

Financing Activities
Net change in short-term borrowings	(136,100)	101,400
Proceeds from issuance of long-term debt	45,713	4,315
Payments of long-term debt	(66,163)	(34,973)
Proceeds from sale of treasury shares to employees and directors	730	1,288
Purchase of treasury stock	(2,747)	—
Payments of debt issuance costs	(815)	(1,059)
Dividends paid	(6,118)	(4,922)
Excess tax benefit from share-based payment arrangements	35	789

Net cash (used in) provided by financing activities	(165,465)	66,838

Increase (decrease) in cash and cash equivalents	9,291	(120,197)
Cash and cash equivalents at beginning of period	29,219	145,929

Cash and cash equivalents at end of period	$38,510	$25,732

See notes to condensed consolidated financial statements

The Andersons, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2009	$96	$175,477	$(15,554)	$(25,314)	$258,662	$12,909	$406,276

Net income					38,828	(25)	38,803
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $882)				(1,078)			(1,078)
Cash flow hedge activity (net of income tax of $252)				(406)			(406)

Comprehensive income							37,319
Stock awards, stock option exercises and other shares issued to employees and directors (151 shares)		1,821	1,413				3,234
Dividends declared ($0.27 per common share)					(4,975)		(4,975)

Balance at September 30, 2010	$96	$177,298	$(14,141)	$(26,798)	$292,515	$12,884	$441,854

Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559

Net income					73,409	1,245	74,654
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $290)				(486)			(486)
Cash flow hedge activity (net of income tax of $48)				(80)			(80)

Comprehensive income							74,088
Purchase of treasury shares (76 shares)			(2,747)				(2,747)
Stock awards, stock option exercises and other shares issued to employees and directors (137 shares)		298	1,991				2,289
Dividends declared ($0.33 per common share)					(6,120)		(6,120)

Balance at September 30, 2011	$96	$178,173	$(14,814)	$(29,365)	$383,606	$14,373	$532,069

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The year-end Condensed Consolidated Balance Sheet data at December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of September 30, 2010 has been included as the Company operates in several seasonal industries.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Code (“ASC”) Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption in the first quarter of 2012. The new standard will have no impact on our financial condition or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 eliminate the option to report other comprehensive income in the statement of shareholders’ equity and require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Management does not expect material financial statement implications relating to the adoption of this ASU.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company plans to implement the requirements of ASU 2011-08 for the 2011 annual goodwill impairment analysis that will be completed in the fourth quarter.

2. Inventories

Major classes of inventories are as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Grain	$253,246	$497,267	$312,919
Agricultural fertilizer and supplies	151,099	90,182	68,580
Lawn and garden fertilizer and corncob products	22,794	32,954	21,527
Retail merchandise	28,386	24,416	26,901
Railcar repair parts	2,434	2,058	2,212
Other	355	312	309

	$458,314	$647,189	$432,448

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Land	$15,402	$15,424	$15,427
Land improvements and leasehold improvements	45,753	45,080	44,230
Buildings and storage facilities	144,834	141,349	137,652
Machinery and equipment	188,552	181,650	173,890
Software	10,873	10,306	10,224
Construction in progress	17,323	2,572	7,224

	422,737	396,381	388,647
Less accumulated depreciation and amortization	257,844	245,349	241,463

	$164,893	$151,032	$147,184

Depreciation expense on property, plant and equipment amounted to $15.0 million, $18.7 million and $13.9 million for the nine month period ended September 30, 2011, the year ended December 31, 2010 and the nine month period ended September 30, 2010, respectively.

Railcar assets leased to others

The components of Railcar and other assets leased to others are as follows:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Railcars leased to others	$256,219	$234,667	$233,537
Less accumulated depreciation	72,873	66,184	63,843

	$183,346	$168,483	$169,694

Depreciation expense on railcar assets leased to others amounted to $10.2 million, $14.0 million and $10.7 million for the nine month period ended September 30, 2011, the year ended December 31, 2010 and the nine month period ended September 30, 2010, respectively.

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

The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties, primarily via a regulated exchange such as the Chicago Mercantile Exchange and, to a lesser extent, via over-the-counter contracts with various counterparties. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

All of these contracts are considered derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the Condensed Consolidated Statements of Income.

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. Note 1 of the Company’s 2010 Form 10-K provides information surrounding the Company’s various master netting arrangements related to its futures, options and over-the-counter contracts. The following table presents at September 30, 2011, December 31, 2010 and September 30, 2010, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2011		December 31, 2010		September 30, 2010
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$—	$—	$166,589	$—	$161,274	$—
						—
Collateral received	(60,247)	—	—	—	—	—
Fair value of derivatives	139,882	—	(146,330)	—	(102,662)	—

Balance at end of period	$79,635	$—	$20,259	$—	$58,612	$—

Certain of our contracts allow the Company to post grain inventory as collateral rather than cash. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the estimated fair value of such inventory was $89.3 million, $27.3 million and $1.6 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and nine months ended September 30, 2011 are as follows:

(in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Gains on commodity derivatives included in sales and merchandising revenues	$16,076	$119,743

At September 30, 2011, the Company had the following bushels, tons and gallons outstanding (on a gross basis) on all commodity derivative contracts:

Commodity	Number of bushels (in thousands)	Number of tons (in thousands)	Number of gallons (in thousands)
Non-exchange traded:

Corn	288,009	—	—
Soybeans	30,819	—	—
Wheat	6,618	—	—
Oats	12,988	—	—
Soymeal	—	—	—
Ethanol	—	—	156,364
Other	1,033	—	—

Subtotal	339,467	—	156,364

Exchange traded:

Corn	112,170	—	—
Soybeans	20,740	—	—
Wheat	47,705	—	—
Oats	3,845	—	—
Ethanol	—	—	31,059
Other	—	—	70

Subtotal	184,460	—	31,129

Total	523,927	—	187,493

Interest Rate and Foreign Currency Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 15 “Derivatives,” in the Company’s 2010 Form 10-K and such information is consistent with that as of September 30, 2011. The fair values of these derivatives are not material for any of the periods presented and are included in the Company’s Condensed Consolidated Balance Sheet in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature). The impact to the Company’s results of operations related to these interest rate derivatives was not material for any period presented.

The Company holds a zero cost foreign currency collar to hedge the change in conversion rate between the Canadian dollar and the U.S. dollar for railcar leases in Canada. Information regarding the nature and terms of this derivative is presented in Note 15 “Derivatives,” in the Company’s 2010 Form 10-K and such information is consistent with that as of September 30, 2011. The fair value of this derivative and its impact to the Company’s results of operations for any of the periods presented were not material.

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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income attributable to The Andersons, Inc.	$10,925	$1,394	$73,409	$38,828
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	44	4	283	119

Earnings available to common shareholders	$10,881	$1,390	$73,126	$38,709

Earnings per share – basic:
Weighted average shares outstanding – basic	18,469	18,369	18,469	18,350

Earnings per common share – basic	$0.59	$0.08	$3.96	$2.11

Earnings per share – diluted:
Weighted average shares outstanding – basic	18,469	18,369	18,469	18,350
Effect of dilutive awards	118	100	166	143

Weighted average shares outstanding – diluted	18,586	18,469	18,635	18,493

Earnings per common share – diluted	$0.59	$0.08	$3.92	$2.09

There were no antidilutive stock-based awards outstanding for the third quarter and nine months ended September 30, 2011. There were approximately 8,000 and 40 antidilutive stock-based awards outstanding for the third quarter and nine months ended September 30, 2010.

6. Employee Benefit Plans

Included as charges against income for the three and nine months ended September 30, 2011 and 2010 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$—	$1,614
Interest cost	1,145	1,085	3,434	3,254
Expected return on plan assets	(1,559)	(1,363)	(4,677)	(4,088)
Recognized net actuarial loss	235	251	705	1,567

Benefit (income) cost	$(179)	$(27)	$(538)	$2,347

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$139	$116	$416	$349
Interest cost	321	304	964	910
Amortization of prior service cost credit	(136)	(128)	(407)	(383)
Recognized net actuarial loss	225	173	676	518

Benefit cost	$549	$465	$1,649	$1,394

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.5 million during the first quarter of 2010. The offset to this adjustment was included in the provision for income taxes on the Company’s Condensed Consolidated Statement of Income.

7. Segment Information

During the first quarter of 2011, management re-evaluated the Company’s reportable segments. Based on that evaluation, the Company has separated the segment previously reported as Grain & Ethanol into two separate reportable segments for external financial reporting. The Company also evaluated the impact of this change on the recoverability of goodwill and no impairment charge was necessary. Corresponding items of segment information for earlier periods have been reclassified to conform to current year presentation.

The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group, LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies (“ethanol LLCs”) in which the Company has investments and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in Other are the corporate level amounts not attributable to an operating segment.

Results of Operations – Segment Disclosures

(in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
Third quarter ended September 30, 2011	Grain	Ethanol	Rail	Plant Nutrient	Turf & Specialty	Retail	Other	Total
Revenues from external customers	$538,723	$179,331	$24,067	$137,637	$23,051	$35,851	$—	$938,660
Inter-segment sales	1	—	111	4,224	317	—	—	4,653
Equity in earnings of affiliates	6,459	3,270	—	2	—	—	—	9,731
Other income (loss), net	652	38	604	282	167	130	(656)	1,217
Interest expense (income)	2,674	194	1,614	940	273	238	(222)	5,711
Operating income (loss) (a)	8,313	4,443	1,123	6,622	(1,245)	(1,233)	(2,614)	15,409
Income attributable to noncontrolling interest	—	(306)	—	—	—	—	—	(306)
Income (loss) before income taxes	8,313	4,749	1,123	6,622	(1,245)	(1,233)	(2,614)	15,715

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
Third quarter ended September 30, 2010	Grain	Ethanol	Rail	Plant Nutrient	Turf & Specialty	Retail	Other	Total
Revenues from external customers	$388,981	$109,264	$22,314	$129,109	$23,156	$34,001	$—	$706,825
Inter-segment sales	—	—	144	1,828	251	—	—	2,223
Equity in earnings of affiliates	1,538	(2,635)	—	1	—	—	—	(1,096)
Other income, net	664	45	1,782	233	244	128	465	3,561
Interest expense (income)	1,952	468	1,279	1,065	337	312	(788)	4,625
Operating income (loss) (a)	3,220	(764)	85	1,462	(291)	(1,651)	(229)	1,832
Loss attributable to noncontrolling interest	—	1,026	—	—	—	—	—	1,026
Income (loss) before income taxes	3,220	(1,790)	85	1,462	(291)	(1,651)	(229)	806

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
Nine months ended September 30, 2011	Grain	Ethanol	Rail	Plant Nutrient	Turf & Specialty	Retail	Other	Total
Revenues from external customers	$1,973,820	$476,783	$82,478	$521,109	$111,872	$112,439	$—	$3,278,501
Inter-segment sales	3	—	486	12,830	1,649	—	—	14,968
Equity in earnings of affiliates	18,117	11,366	—	6	—	—	—	29,489
Other income (loss), net	1,754	133	2,198	541	716	430	(231)	5,541
Interest expense (income)	11,373	880	4,572	2,756	1,094	705	(771)	20,609

Operating income (loss) (a)	59,955	16,844	7,432	35,813	3,811	(2,020)	(8,161)	113,674
Income attributable to noncontrolling interest	—	(1,245)	—	—	—	—	—	(1,245)
Income (loss) before income taxes	59,955	18,089	7,432	35,813	3,811	(2,020)	(8,161)	114,919

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
Nine months ended September 30, 2010	Grain	Ethanol	Rail	Plant Nutrient	Turf & Specialty	Retail	Other	Total
Revenues from external customers	$1,151,984	$340,830	$72,639	$460,671	$105,971	$107,727	$—	$2,239,822
Inter-segment sales	2	—	445	8,820	1,284	—	—	10,551
Equity in earnings of affiliates	6,869	8,602	—	5	—	—	—	15,476
Other income, net	1,918	88	4,090	866	1,038	404	692	9,096
Interest expense (income)	4,183	920	3,923	3,331	1,379	868	(681)	13,923

Operating income (loss) (a)	28,791	14,003	1,225	21,198	4,859	(2,400)	(4,442)	63,234
Loss attributable to noncontrolling interest	—	25	—	—	—	—	—	25
Income (loss) before income taxes	28,791	13,978	1,225	21,198	4,859	(2,400)	(4,442)	63,209

(a)	Operating income (loss), the operating segment measure of profitability, is defined as net sales and merchandising revenues plus identifiable other income less all identifiable operating expenses, including interest expense for carrying working capital and long-term assets and is reported net of the noncontrolling interest share of (income) loss.

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

For the quarters ended September 30, 2011 and 2010, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $180.8 million and $118.2 million, respectively. For the nine months ended September 30, 2011 and 2010, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $507.5 million and $328.3 million, respectively. For the quarters ended September 30, 2011 and 2010, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $147.0 million and $101.2 million, respectively. For the nine months ended September 30, 2011 and 2010, revenues recognized for the sale of corn to the ethanol LLCs were $488.1 million and $296.4 million, respectively.

The Company also sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. At September 30, 2011, the fair value of derivative contracts with related parties was a gross asset and liability of $4.9 million and $1.9 million, respectively.

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at September 30, 2011 (direct and	Three months ended September 30,		Nine months ended September 30,
	indirect)	2011	2010	2011	2010
The Andersons Albion Ethanol LLC	50%	$1,190	$(177)	$3,720	$3,745
The Andersons Clymers Ethanol LLC	38%	211	(108)	3,130	4,823
The Andersons Marathon Ethanol LLC	50%	1,868	(2,350)	4,516	34
Lansing Trade Group, LLC	52%	6,518	1,538	18,030	6,696
Other	7%-33%	(56)	1	93	178

Total		$9,731	$(1,096)	$29,489	$15,476

Total distributions received from unconsolidated affiliates were $0.5 million and $15.8 million for the three and nine months ended September 30, 2011.

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

The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
The Andersons Albion Ethanol LLC	$31,764	$31,048	$30,876
The Andersons Clymers Ethanol LLC	40,318	37,496	37,001
The Andersons Marathon Ethanol LLC	39,445	34,929	33,847
Lansing Trade Group, LLC	75,693	70,143	62,267
Other	1,898	1,733	1,430

Total	$189,118	$175,349	$165,421

Investment in Debt Securities

During the second quarter of 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until after five years. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of September 30, 2011 was $15.8 million.

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

The Company’s current maximum exposure to loss related to IANR is $17.3 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $1.5 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.

Related Party Transactions

In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales and service fee revenues	$183,269	$119,510	$611,125	$353,641
Purchases of product	174,864	108,233	462,988	323,304
Lease income (a)	1,445	1,413	4,112	4,232
Labor and benefits reimbursement (b)	2,730	2,654	8,114	8,053
Other expenses (c)	59	—	104	—
Accounts receivable at September 30 (d)	8,615	15,136
Accounts payable at September 30 (e)	18,857	18,229

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR.
(b)	The Company provides all operational labor to the ethanol LLCs, and charges them an amount equal to the Company’s costs of the related services.
(c)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark.
(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.
(e)	Accounts payable represents amounts due to related parties for purchases of ethanol.

9. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, December 31, 2010 and September 30, 2010:

	0000000	0000000	0000000	0000000
(in thousands)	September 30, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$21,481	$—	$—	$21,481
Commodity derivatives, net	84,365	(2,988)	3,283	84,660
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	17,668	—	(2,238)	15,430

Total	$123,514	$(2,988)	$16,835	$137,361

	0000000	0000000	0000000	0000000
(in thousands)	December 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$213	$—	$—	$213
Commodity derivatives, net	61,559	129,723	12,406	203,688
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	17,983	—	(2,156)	15,827

Total	$79,755	$129,723	$26,040	$235,518

	0000000	0000000	0000000	0000000
(in thousands)	September 30, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$252	$—	$—	$252
Commodity derivatives, net	78,345	57,480	1,222	137,047
Convertible preferred securities (b)	—	—	13,100	13,100
Other assets and liabilities (a)	8,315	—	(2,615)	5,700

Total	$86,912	$57,480	$11,707	$156,099

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, swaptions and deferred compensation assets.
(b)	Recorded in “Other noncurrent assets” on the Company’s balance sheet

Level 1 commodity derivatives reflect the fair value of the futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2011			2010
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,156)	$15,790	$12,406	$(1,763)	$—	$1,948
Gains (losses) included in earnings	(2)	—	77	(72)	—	(1,926)
Unrealized gains (losses) included in other comprehensive income	149	—	—	(126)	—	—
New contracts entered into	507	—	—	36	—	—
Transfers from level 2	—	—	2,500	—	—	—

Asset (liability) at March 31,	$(1,502)	$15,790	$14,983	$(1,925)	$—	$22
Investment in debt securities	—	—	—	—	13,100	—
Gains (losses) included in earnings	(310)	—	(6,398)	(99)	—	(15)
Unrealized gains (losses) included in other comprehensive income	(120)	—	—	(253)	—	—
New contracts entered into	49	—	—	—	—	—
Transfers from level 2	—	—	209	—	—	—

Asset (liability) at June 30,	$(1,883)	$15,790	$8,794	$(2,277)	$13,100	$7
Gains (losses) included in earnings	(234)	—	(5,581)	(54)	—	589
Unrealized gains (losses) included in other comprehensive income	(165)	—	—	(284)	—	—
New contracts entered into	44	—	—	—	—	—
Transfers from level 2	—	—	70	—	—	626

Asset (liability) at September 30,	$(2,238)	15,790	3,283	$(2,615)	$13,100	$1,222

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

(in thousands)	September 30, 2011	December 31, 2010
Fair value of long-term debt	$288,331	$305,708
Fair value in excess of carrying value	7,431	4,359

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt

The Company is party to borrowing arrangements with a syndicate of banks. See Note 8 in the Company’s 2010 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $1.1 billion. At September 30, 2011, the Company had a total of $989.2 million available for borrowing under its lines of credit.

The long-term portion of the syndicate line can be drawn on and the resulting debt considered long-term when used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The expectation at the time of drawing is that it will be kept open until more permanent replacement debt is secured, until other long-term assets are sold, or earnings are generated to pay it down.

The Company drew $20.0 million on the long-term syndicate line at the end of the first quarter, and again in the second quarter of 2011 as a partial replacement for $25.0 million in long-term private placement debt that was becoming a current maturity and another $17.0 million that was maturing. In the third quarter, a combination of reduced borrowings due to a drop in commodity prices, increasing earnings and working capital, and lower capital spending than originally planned resulted in pay down of $26.5 million of long-term debt. Total payments of long-term debt are $66.2 million year-to-date.

On February 26, 2010, the Company entered into an Amended and Restated Note Purchase Agreement for its Senior Guaranteed Notes. The Amended and Restated Note Purchase Agreement changed the maturity of the $92 million Series A note, which was originally due March 2011, into Series A - $17 million due March 2011; Series A-1 - $25 million due March 2012; Series A-2 - $25 million due March 2013; and Series A-3 - $25 million due March 2014. The Series A note was paid off during the first quarter of 2011.

The Company’s long-term debt at September 30, 2011, December 31, 2010 and September 30, 2010 consisted of the following:

	September 30, 2011	December 31, 2010	September 30, 2010
Current maturities of long-term debt – nonrecourse	$2,806	$2,841	$3,081
Current maturities of long-term debt – recourse	42,365	21,683	20,872

Total current maturities of long-term debt	45,171	24,524	23,953

Long-term debt, less current maturities – nonrecourse	6,971	13,150	13,853
Long-term debt, less current maturities – recourse	228,758	263,675	250,496

Total long-term debt, less current maturities	235,729	$276,825	$264,349

11. Commitments and Contingencies

The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In the second quarter, 2011, the Company received a trial verdict in the amount of $2.9 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded to-date due to uncertainty of the final amount and overall collectability of any amount against the defendant.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2010 Form 10-K, have not materially changed during the first nine months of 2011.

Executive Overview

Grain Business

The Grain business operates grain elevators in various states, primarily in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs risk management and other services for its customers. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established grain merchandising business with operations throughout the country and internationally. LTG continues to increase its capabilities, including ethanol trading, and is exposed to many of the same risks as the Company’s Grain business. This investment provides the business with a further opportunity to expand outside of its traditional geographic regions.

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a much less significant impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes to merchandising revenues and service income.

Grain inventories on hand at September 30, 2011 were 42.8 million bushels, of which 50 thousand bushels were stored for others. This compares to 68.1 million bushels on hand at September 30, 2010, of which 20.0 million bushels were stored for others. At September 30, 2010, Grain had a significant number of bushels on delivery with the CME, which was not the case at September 30, 2011.

According to the October 31, 2011 Crop Progress Report published by the U. S. Department of Agriculture, the corn and soybean harvest is ahead of last year, but slightly behind the five year average in the Company’s primary region of Indiana, Illinois, Michigan, Ohio and Nebraska. Next year’s winter wheat crop is approximately 86% planted in the Company’s primary region with Nebraska being 100% planted.

In the third quarter, the Grain Division entered into a grain merchandising agreement with Trotter, Inc., of Arcadia, Nebraska, which provided the Grain Division with an additional 3.3 million bushels of storage space in Nebraska. In addition, multiple operational updates were made at several grain facilities resulting in increased storage capacity. Two new bins at the grain facility in Delphi, Indiana increased the amount of storage capacity by 1.5 million bushels. The Reading and White Pigeon, Michigan facilities increased capacity by an additional 1.5 million and 730 thousand bushels, respectively. Several handling agreements were terminated that removed 5.3 million bushels of capacity. The total storage capacity is approximately 109 million bushels as of September 30, 2011 compared to 107 million bushels at December 31, 2010.

Also during the quarter, the Grain Division began construction of a new grain elevator train loader facility in Anselmo, Nebraska. The 3.8 million bushel capacity grain elevator will primarily handle corn and soybeans and is expected to open in the fall of 2012.

Ethanol Business

The Ethanol business operates the three ethanol production facilities in which the Company has investments. The business also offers facility operations, risk management, corn origination, ethanol and distillers dried grains (“DDG”) marketing to the ethanol plants it operates as well as third parties.

In the third quarter, the Ethanol business’ investments in the three ethanol LLCs had favorable results compared to the same period in 2010. Physical corn purchases were secured in advance of the spot period at significant discounts to spot market basis. This securing of physical corn basis in advance enabled the ethanol LLCs to yield better margins.

Rail Business

The Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives and also serves a wide range of customers.

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2011 were 22,268 compared to 22,644 at September 30, 2010. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased significantly to 85.1% for the quarter ended September 30, 2011 compared to 72.9% for the quarter ended September 30, 2010. Third quarter traffic on the railways was slightly better over the same period of 2010, but the rate of improvement has slowed down. There continue to be many uncertainties in the overall economy which has an impact on the overall traffic.

During the third quarter, new railcar repair shops were opened in San Diego, California and Aberdeen, Washington on the Rail America rail lines and Waterloo, Iowa on the Iowa Northern Railway Corporation rail lines. Rail plans to continue pursuing growth opportunities through portfolio purchases, expansion of repair facilities, and other possible prospects.

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

Fertilizer prices have been relatively steady despite the significant volatility in the grain sector and the uncertainty of the European debt crisis. The Company is closely monitoring fertilizer prices as well as its inventory positions and has policies in place to monitor and control price risk to avoid potential lower-of-cost-or-market issues. In regards to the fourth quarter, the Group has strong volumes booked and is depending on favorable weather to allow for fall nutrient application.

Turf & Specialty Business

The Turf & Specialty business produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. Turf & Specialty is one of a limited number of processors of corncob-based products in the United States. These products primarily serve the weed and turf pest control and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob-based products are sold throughout the year.

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

The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. Retail continues to work on new departments and products to maximize the profitability.

Other

The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.

The Ohio Tax Credit Authority approved job retention tax credits and job creation tax credits for the Company in relation to upcoming capital projects. To earn these credits, the Company has committed to invest a minimum amount in new machinery and equipment and property renovations/improvements. In addition to the capital investment, the Company will retain 636 and create a minimum of 20 full-time equivalent positions.

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales and merchandising revenues	$938,660	$706,825	$3,278,501	$2,239,822
Cost of sales and merchandising revenues	873,696	653,716	3,012,080	2,040,609

Gross profit	64,964	53,109	266,421	199,213
Operating, administrative and general expenses	54,486	50,143	165,923	146,653
Interest expense	5,711	4,625	20,609	13,923
Equity in earnings (loss) of affiliates	9,731	(1,096)	29,489	15,476
Other income, net	1,217	3,561	5,541	9,096

Income before income taxes	15,715	806	114,919	63,209
Income (loss) attributable to noncontrolling interest	306	(1,026)	1,245	(25)

Operating income	$15,409	$1,832	$113,674	$63,234

Comparison of the three months ended September 30, 2011 with the three months ended September 30, 2010:

Grain Division

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$538,723	$388,981
Cost of sales and merchandising revenues	517,966	370,532

Gross profit	20,757	18,449
Operating, administrative and general expenses	16,881	15,479
Interest expense	2,674	1,952
Equity in earnings of affiliates	6,459	1,538
Other income, net	652	664

Operating income	$8,313	$3,220

Operating results for the Grain Division increased $5.1 million over the results of the same period last year. Sales and merchandising revenues increased $149.7 million and is the result of higher average price per bushels sold, as volume has declined for corn, soybeans and wheat compared to the third quarter of 2010. Gross profit increased $2.3 million compared to the third quarter of 2010 and is a result of increased space income for wheat, and more specifically basis income. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price.

Operating expenses increased $1.4 million over the same period in 2010 and is spread among several expense categories related primarily to acquisitions, including labor and incentive compensation.

Interest expense increased $0.7 million over the same period in 2010 due to greater need to cover margin deposit requirements. Other income did not change significantly quarter over quarter.

Equity in earnings of affiliates increased $4.9 million over the same period in 2010, primarily due to the investment in LTG.

Ethanol Division

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising and service fee revenues	$179,331	$109,264
Cost of sales and merchandising revenues	176,252	106,341

Gross profit	3,079	2,923
Operating, administrative and general expenses	1,444	1,655
Interest expense	194	468
Equity in earnings (loss) of affiliates	3,270	(2,635)
Other income, net	38	45

Operating income (loss) before noncontrolling interest	4,749	(1,790)
Income (loss) attributable to noncontrolling interest	306	(1,026)

Operating income (loss)	$4,443	$(764)

Operating results for the Ethanol Division increased $5.2 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $70.1 million or 64% and is primarily due to an increase in the average price per gallon sold, as volume for the quarter increased only 2% over the same quarter last year. Gross profit, which primarily represents service fee income, increased $0.2 million over the third quarter of 2010.

Operating expenses decreased $0.2 from the same period last year and can be attributed to a decrease in the reserve for bad debt expense as well as various fixed costs. There were no significant changes in interest expense and other income.

Equity in earnings of affiliates increased $5.9 million over the nine months ended September 2010 and relates to income from the investment in three ethanol LLCs.

Rail Group

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$24,067	$22,314
Cost of sales and merchandising revenues	18,887	19,737

Gross profit	5,180	2,577
Operating, administrative and general expenses	3,047	2,995
Interest expense	1,614	1,279
Other income, net	604	1,782

Operating income	$1,123	$85

Operating results for the Rail Group improved by $1.0 million compared to the results from the same period last year. Leasing revenues increased $2.8 million, car sales decreased $1.2 million, and sales in the repair and fabrication shops increased $0.2 million. The increase in revenues is primarily attributed to the higher utilization rates achieved during the third quarter of 2011 compared to the third quarter of 2010.

Rail gross profit increased by $2.6 million compared to the third quarter of 2010. Gross profit in the leasing business increased $2.9 million and is attributed to the increased utilization and decreased storage costs and lease expense compared to the same period last year. Gross profit on car sales decreased $0.7 million and gross profit in the repair and fabrication shops increased $0.4 million.

There were no significant changes in operating expenses or interest expense quarter over quarter. Other income was higher in 2010 primarily due to gains from the sale of certain assets of $0.8 million.

Plant Nutrient Group

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$137,637	$129,109
Cost of sales and merchandising revenues	116,660	114,883

Gross profit	20,977	14,226
Operating, administrative and general expenses	13,699	11,933
Interest expense	940	1,065
Equity in earnings of affiliates	2	1
Other income, net	282	233

Operating income	$6,622	$1,462

Operating results for the Plant Nutrient Group increased $5.2 million over the same period last year. Sales and merchandising revenues increased $8.5 million due primarily to a 35% increase in the average price per ton sold as sales volumes declined 21% compared to the same quarter last year. Gross profit increased $6.8 million due to margin improvement as a result of price appreciation resulting from strong world demand creating a tight supply situation.

Operating expenses increased $1.8 million over the same period last year primarily due to lower expense absorption as a result of the lower volume and an increase in labor and benefits, including performance incentives. There were no significant changes in interest expense, equity in earnings of affiliates and other income.

Turf & Specialty Group

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$23,051	$23,156
Cost of sales and merchandising revenues	18,337	17,939

Gross profit	4,714	5,217
Operating, administrative and general expenses	5,853	5,415
Interest expense	273	337
Other income, net	167	244

Operating loss	$(1,245)	$(291)

Operating results for the Turf & Specialty Group for the third quarter decreased $1.0 million compared to results from the same period last year. Although sales and merchandising revenues are comparable year over year, gross profit decreased $0.5 million or 10% due to lower volumes for all lines of business as well as softness in the margin per unit within the professional lines.

Operating expenses increased $0.4 million over the same period last year and is spread among various expense categories including rent, repairs and maintenance and other variable expenses. There were no significant changes in interest expense and other income quarter over quarter.

Retail Group

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$35,851	$34,001
Cost of sales and merchandising revenues	25,594	24,284

Gross profit	10,257	9,717
Operating, administrative and general expenses	11,382	11,184
Interest expense	238	312
Other income, net	130	128

Operating loss	$(1,233)	$(1,651)

Operating results for the Retail Group increased $0.4 million compared to the same period last year. Sales and merchandising revenues increased $1.9 million. Customer counts decreased less than 1%, while the average sale per customer increased by 6.5%. As a result, gross profit increased $0.5 million, or 6%.

Operating expenses increased $0.2 million and is spread among several expense categories including labor and benefits, and depreciation. There were no significant changes in interest expense and other income.

Other

(in thousands)	Three months ended September 30,
	2011	2010
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	2,180	1,482
Interest income	(222)	(788)
Other income (loss), net	(656)	465

Operating loss	$(2,614)	$(229)

Net corporate operating loss not allocated to business segments increased $2.4 million over the same period last year. Operating, administrative and general expenses increased mainly due to benefits and performance incentive related expenses. The change in interest income from the third quarter of 2010 to 2011 is due to lower yields on cash and short-term investment balances. Other income was higher in 2010 due to higher income on deferred compensation plan assets.

As a result of the above, income attributable to the Company of $10.9 million for the third quarter of 2011 was $9.5 million higher than income attributable to the Company of $1.4 million recognized in the third quarter of 2010. Income tax expense of $4.5 million was provided at 28.5%. In the third quarter of 2010, income tax expense of $0.4 million was provided at a rate of 54.4%, of which 30.5% related to pass-through entity losses that did not provide any tax benefit. The Company anticipates that its 2011 effective annual rate will be 35.5%. The Company’s actual 2010 effective tax rate was 37.7%. The higher effective rate for 2010 was due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. The 2011 effective tax rate also benefits from increased deductions related to domestic production activities.

Comparison of the nine months ended September 30, 2011 with the nine months ended September 30, 2010:

Grain Division

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$1,973,820	$1,151,984
Cost of sales and merchandising revenues	1,870,291	1,085,656

Gross profit	103,529	66,328
Operating, administrative and general expenses	52,072	42,141
Interest expense	11,373	4,183
Equity in earnings of affiliates	18,117	6,869
Other income, net	1,754	1,918

Operating income	$59,955	$28,791

Operating results for the Grain Division increased $31.2 million over the results of the same period last year. Sales and merchandising revenues increased $821.8 million and is the result of higher average price per bushel sold due to increasing commodity prices as volume has decreased 3% from prior year. Corn and wheat volumes are down due to lower yields and steady domestic demand. Gross profit increased $37.2 million over the first nine months of 2010 and relates primarily to an increase in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price.

Operating expenses increased $9.9 million over the same period in 2010, primarily in labor and benefits related to growth and incentive compensation expense.

Interest expense increased $7.2 million from the same period in 2010 due to the greater need to fund margin deposit requirements as commodity prices are still higher than the same period in 2010, despite the drop in the price of corn, beans, and wheat during the current quarter.

Equity in earnings of affiliates increased $11.2 million over the same period in 2010 and relates to income from the investment in LTG. There were no significant changes in other income for this period from 2010 to 2011.

Ethanol Division

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising and service fee revenues	$476,783	$340,830
Cost of sales and merchandising revenues	464,410	329,780

Gross profit	12,373	11,050
Operating, administrative and general expenses	4,903	4,842
Interest expense	880	920
Equity in earnings of affiliates	11,366	8,602
Other income, net	133	88

Operating income before noncontrolling interest	18,089	13,978
Income (loss) attributable to noncontrolling interest	1,245	(25)

Operating income	$16,844	$14,003

Operating results for the Ethanol Division increased $2.8 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $136.0 million as a result of an increase in the average price per gallon sold, as volume was relatively consistent with the same period last year. Gross profit increased $1.3 million over the first nine months of 2010 and relates to an increase in ethanol service fee income.

There were no significant changes in operating expenses, interest expense and other income compared to the same period in 2010.

Equity in earnings of affiliates increased $2.8 million over the same period in 2010 and relates to income from the investment in three ethanol LLCs.

Rail Group

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$82,478	$72,639
Cost of sales and merchandising revenues	63,766	61,709

Gross profit	18,712	10,930
Operating, administrative and general expenses	8,906	9,872
Interest expense	4,572	3,923
Other income, net	2,198	4,090

Operating income	$7,432	$1,225

Operating results for the Rail Group increased $6.2 million compared to the results of the same period last year. Leasing revenues increased $5.0 million, car sales increased $4.0 million and sales in the repair and fabrication shops increased $0.8 million. The increase in revenues is attributable to the higher utilization rates achieved year to date for 2011 compared to 2010.

Gross profit increased $7.8 million compared to the nine months of 2010. Gross profit in the leasing business increased $5.0 million and is attributed to the increased utilization rates and decreased lease expense compared to the same period last year. Gross profit on car sales increased $2.1 million and is due to higher volume of lease transactions. Gross profit in the repair and fabrication shops increased $0.7 million year over year.

Operating expenses decreased nearly $1.0 million from the same period in 2010 due to lower bad debt expense along with a decrease in various other expense categories. Interest expense has increased by $0.6 million over prior year due to increased working capital use for railcar purchases. Other income was higher in 2010 primarily due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition, as well as gains from the sale of certain assets.

Plant Nutrient Group

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$521,109	$460,671
Cost of sales and merchandising revenues	442,797	402,886

Gross profit	78,312	57,785
Operating, administrative and general expenses	40,290	34,127
Interest expense	2,756	3,331
Equity in earnings of affiliates	6	5
Other income, net	541	866

Operating income	$35,813	$21,198

Operating results for the Plant Nutrient Group increased $14.6 million over the same period last year. Sales and merchandising revenues increased $60.4 million due to a combination of a 30% increase in the average price per ton sold, partially offset by a 13% decrease in volume. The increase in the average price per ton sold is a result of the escalating prices of the core nutrients used. Gross profit increased $20.5 million as a result of the wider margins achieved through price appreciation on tons sold offset by a decrease in volume.

Operating expenses increased $6.2 million over the same period last year primarily due to lower expense absorption due to lower volumes and an increase in labor and benefits, including performance incentives.

Interest expense decreased $0.6 million due to lower borrowings. There were no significant changes in equity in earnings of affiliates and other income.

Turf & Specialty Group

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$111,872	$105,971
Cost of sales and merchandising revenues	91,414	84,282

Gross profit	20,458	21,689
Operating, administrative and general expenses	16,269	16,489
Interest expense	1,094	1,379
Other income, net	716	1,038

Operating income	$3,811	$4,859

Operating results for the Turf & Specialty Group decreased $1.0 million compared to the same period last year. Sales in the lawn fertilizer business increased $4.8 million due primarily to an increase in the average selling price. Sales in the cob business increased $1.1 million over the first nine months of 2010 due to a 9.3% increase in the average price per ton sold. Volume for the Group was down due to poor weather and adverse economic conditions. Gross profit decreased $1.2 million compared to prior year. Gross profit in the lawn fertilizer business was down 6.3% per ton due to softness in the margins within the consumer and industrial lines, however, the cob business experienced a 4% increase in gross profit per ton over last year.

There were no significant changes in operating expenses, interest expense and other income.

Retail Group

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$112,439	$107,727
Cost of sales and merchandising revenues	79,402	76,296

Gross profit	33,037	31,431
Operating, administrative and general expenses	34,782	33,367
Interest expense	705	868
Other income, net	430	404

Operating loss	$(2,020)	$(2,400)

Operating results for the Retail Group for the first nine months of 2011 increased by $0.4 million over the nine months ending September 30, 2010. Sales and merchandising revenues increased $4.7 million or 4%. Same store customer counts decreased 1%; however, same store average sale per customer increased 5.8%. Gross profit increased by $1.6 million or 5% as a result of the increased sales.

Operating expenses increased $1.4 million and is spread among several expense categories including labor and benefits, and depreciation. There were no significant changes in interest expense and other income.

Other

(in thousands)	Nine months ended September 30,
	2011	2010
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	8,701	5,815
Interest income	(771)	(681)
Other income (loss), net	(231)	692

Operating loss	$(8,161)	$(4,442)

Net corporate operating expenses not allocated to business segments increased $3.7 million over the same period last year due primarily to increased expenses related to performance incentives, which are reflected in the operating, administrative and general expenses line item. There were no significant changes in interest income compared to prior year. Other income was higher in 2010 due to higher income on defined contribution plan assets and short term interest income.

As a result of the above, income attributable to The Andersons, Inc. of $73.4 million for the first nine months of 2011 was $34.6 million higher than income attributable to The Andersons, Inc. of $38.8 million recognized in the first nine months of 2010. Income tax expense of $40.3 million was provided at 35.0%. In the first nine months of 2010, income tax expense of $24.4 million was provided at a rate of 38.6%. The Company anticipates that its 2011 effective annual rate will be 35.5%. The Company’s actual 2010 effective tax rate was 37.7%. The higher effective rate for 2010 was due primarily to a one time adjustment to increase tax expense by $1.5 million as a result of the Patient Protection and Affordable Care Act which was signed into law in the first quarter of 2010. The 2011 effective tax rate also benefits from increased deductions related to domestic production activities.

Liquidity and Capital Resources

Working Capital

At September 30, 2011, the Company had working capital of $315.8 million, an increase of $14.0 million from December 31, 2010 and a $42.7 million increase from September 30, 2010. This increase is attributed to changes in the following components of current assets and current liabilities (in thousands):

	September 30, 2011	September 30, 2010	Variance
Current Assets:
Cash and cash equivalents	$38,510	$25,732	$12,778
Restricted cash	11,920	2,915	9,005
Accounts receivables, net	158,757	143,591	15,166
Inventories	458,314	432,448	25,866
Commodity derivative assets – current	143,010	177,100	(34,090)
Deferred income taxes	17,233	13,385	3,848
Other current assets	41,559	35,268	6,291

Total current assets	$869,303	$830,439	$38,864

Current Liabilities:
Borrowings under short-term line of credit	$105,000	$101,400	$3,600
Accounts payable for grain	77,813	131,138	(53,325)
Other accounts payable	137,872	164,475	(26,603)
Customer prepayments and deferred revenue	82,785	48,575	34,210
Commodity derivative liabilities – current	55,354	47,968	7,386
Accrued expenses	49,487	39,776	9,711
Current maturities of long-term debt	45,171	23,953	21,218

Total current liabilities	553,482	557,285	(3,803)

Working capital	$315,821	$273,154	$42,667

In comparison to the same period of the prior year, current assets increased largely as a result of higher inventories, accounts receivable and cash, offset by a decrease in commodity derivative assets. The increase in inventory was driven by higher volumes and costs of inventory in the Plant Nutrient Group compared to prior year. Accounts receivable has increased significantly for our grain and plant nutrient businesses and tends to fluctuate with the timing of shipments along with variations in the prices of grain and nutrients. See the discussion below on sources and uses of cash for an understanding of the increase in cash from prior year. The change in commodity derivative assets represents the net position by customer adjusted for potential credit risk on purchase contracts. Total current liabilities decreased only slightly compared to prior year, with the most significant decrease in accounts payable for grain due to the timing of harvest and grain prices. The decrease in accounts payable was offset by an increase in customer prepayments and deferred revenue driven by significantly higher deferred income for the wholesale nutrient business.

Sources and Uses of Cash

Operating Activities

The Company’s operations provided cash of $222.0 million in the first nine months of 2011 compared to cash used in operations of $146.6 million in the first nine months of 2010.

The Company made income tax payments of $21.2 million and $46.5 million in the third quarter and nine months to date of 2011, respectively, and expects to make additional payments totaling approximately $0.6 million for the remainder of 2011.

Investing Activities

Total capital spending for 2011 on property, plant and equipment in the Company’s base business is expected to be approximately $55 million, $25 million of which is to increase capacity efficiency at existing locations in the Grain and Plant Nutrient businesses. Through the nine months of 2011, the Company has spent $29.6 million. There is currently a project in process to build a grain elevator in Custer County, Nebraska.

In addition to spending on conventional property, plant and equipment, the Company expects to spend $55.4 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. The Company expects to offset a portion of this amount through proceeds from the sales and dispositions of other railcars. Through September 30, 2011, the Company has invested $38.4 million in the purchase of additional railcars and related leases, offset by proceeds from car sales of $19.8 million.

Financing Arrangements

The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. The Company is party to a borrowing arrangement with a syndicate of banks, which was increased at the Company’s request during the first quarter of 2011, to provide the Company with an additional $92 million for a total of $992.3 million in short-term lines of credit and $115 million in long-term lines of credit. Increase in borrowings, due to the rising volatility for grain and fertilizer prices, is the reason the Company elected to increase the line of credit. At September 30, 2011, the Company had $105.0 million drawn on its short-term line of credit. The Company continues to feel that it has adequate capacity to meet its funding needs going forward. Peak short-term borrowings for the Company to date are $601.5 million on April 26, 2011. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers. Secondarily, borrowing is also increased during the fall harvest time as the Company builds both grain and fertilizer inventories.

The Company drew $20.0 million on the long-term syndicate line at the end of the first quarter, and again in the second quarter of 2011 as a partial replacement for $25.0 million in long-term private placement debt that was becoming a current maturity and another $17.0 million that was maturing. In the third quarter, a combination of reduced borrowings due to a drop in commodity prices, increasing earnings and working capital, and lower capital spending than originally planned resulted in pay down of $26.5 million of long-term debt. Total payments of long-term debt are $66.2 million year-to-date.

The Company paid $0.0875 per common share for the dividends paid in January 2010, $0.090 per common share for the dividends paid in April, July and October 2010, and $0.11 per common share for the dividends paid in January, April and July 2011. On August 18, 2011, the Company declared a cash dividend of $0.11 per common share payable on October 24, 2011 to shareholders of record on October 3, 2011. During the first nine months of 2011, the Company issued approximately 137,000 shares to employees and directors under its equity-based compensation plans.

Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company was in compliance with all such covenants at September 30, 2011. In addition, certain of the long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar and locomotive assets.

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

Off-Balance Sheet Transactions

The Company utilizes leasing arrangements that provide off-balance sheet financing for the Rail business activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company or leased by the Company from a financial intermediary are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary and receives a fee for such services. On most of the railcars and locomotives that are not on its balance sheet, the Company holds an option to purchase the equipment at the end of the lease.

The following table describes the Company’s railcar and locomotive positions at September 30, 2011:

Method of Control	Financial Statement	Number
Owned-railcars available for sale	On balance sheet – current	87
Owned-railcar assets leased to others	On balance sheet – noncurrent	14,177
Railcars leased from financial intermediaries	Off balance sheet	5,958
Railcars – non-recourse arrangements	Off balance sheet	1,922

Total Railcars		22,144

Owned-containers leased to others	On balance sheet – noncurrent	639

Total Containers		639

Locomotive assets leased to others	On balance sheet – noncurrent	44
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives – non-recourse arrangements	Off balance sheet	76

Total Locomotives		124

In addition, the Company manages 492 railcars for third-party customers or owners for which it receives a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2011.

Item 4. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President and Controller is responsible for all accounting and information technology decisions while our Vice President, Finance and Treasurer is responsible for all treasury, insurance and credit functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of September 30, 2011, and have determined that such controls and procedures were effective.

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

There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the third quarter of 2011.

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

The Company is also currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. The Company accrues liabilities where litigation losses are deemed probable and estimable. The Company believes it is unlikely that the results of its current legal proceedings, even if unfavorable, will be materially different from what it currently has accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 1996, the Company’s Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 2.8 million authorized shares in 2001. The Company purchased 2.2 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.0 million shares of common stock. Since the beginning of the current repurchase program, the Company has repurchased 0.2 million shares in the open market. The following table presents the Company’s share purchases during the third quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	—
August	26,000	36.77	—	—
September	46,421	35.78	—	—

Total	72,421	$36.28	—	—

Item 6. Exhibits

(a) Exhibits

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President and Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 9, 2011	By /s/ Michael J. Anderson
Michael J. Anderson
President and Chief Executive Officer

Date: November 9, 2011	By /s/ Richard R. George
Richard R. George
Vice President and Controller (Principal Accounting Officer)

Date: November 9, 2011	By /s/ Nicholas C. Conrad
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