Form 10-K
period 2011-12-31
ANDERSONS INC
filed 2012-02-27
CIK 821026

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock which may be voted by persons other than affiliates of the registrant was $780.6 million on June 30, 2011, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.

The registrant had 18.5 million common shares outstanding, no par value, at February 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2012, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 13, 2012.

The Andersons, Inc.

PART I

Item 1. Business

Company Overview

The Andersons, Inc. (the “Company”) is a diversified company with interests in the grain, ethanol and plant nutrient sectors of U.S. agriculture, as well as in railcar leasing and repair, turf products production and general merchandise retailing. Founded in Maumee, Ohio in 1947, the Company now has operations across the United States and in Puerto Rico, and has railcar leasing interests in Canada and Mexico.

Segment Descriptions

The Company’s operations are classified into six reportable business segments: Grain, Ethanol, Rail, Plant Nutrient, Turf & Specialty, and Retail. Each of these segments is organized based upon the nature of products and services offered. See Note 7 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Grain Group

The Grain business operates grain terminals in Ohio, Michigan, Indiana, Illinois, and Nebraska with storage capacity of approximately 109 million bushels at December 31, 2011. Bushels shipped by the Grain Group approximated 350 million bushels in 2011. Income is earned on grain bought and sold or “put thru” the elevator, grain that is purchased and conditioned for resale, and space income. Space income consists of appreciation or depreciation in the basis value of grain held and represents the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and grain stored for others upon which storage fees are earned. The Grain business also offers a number of unique grain marketing, risk management and corn origination services to its customers and affiliate ethanol facilities for which it collects fees.

In 2008, the Company renewed the five-year lease agreement and the five-year marketing agreement (“the Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill’s Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The lease of the Cargill-owned facilities covers 8.1%, or approximately 8.9 million bushels, of the Company’s total storage space. Grain sales to Cargill totaled $258.4 million in 2011, and includes grain covered by the Agreement (i.e. grain sold out of the Maumee and Toledo facilities) as well as grain sold to Cargill via normal forward sales from locations not covered by the Agreement.

Grain prices are not predetermined, so sales are negotiated by the Company’s merchandising staff. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. Approximately 94% of the grain bushels sold by the Company in 2011 were purchased by U.S. grain processors and feeders, and approximately 6% were exported. Most of the Company’s exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Most grain shipments from our facilities are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where customers sell grain to the Company but have it delivered directly to the end user.

The Company’s grain operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of grain to the Company’s facilities throughout the year. The Company makes grain purchases at prices referenced to the Chicago Mercantile Exchange (“the CME”). Bushels contracted for future delivery at January 31, 2012 approximated 178.5 million.

The Company competes in the sale of grain with other public and private grain brokers, elevator operators and farmer owned cooperative elevators. Some of the Company’s competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are done so using forward contracts.

The grain handling business is seasonal in nature in that a large portion of the principal grains are harvested and delivered from the farm and commercial elevators in July, October and November although a significant portion of the principal grains are bought, sold and handled throughout the year.

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

The Company’s grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company has policies that specify the key controls over its risk management practices. These policies include a description of the objectives of the programs and review of position limits by key management outside of the trading function on a daily basis along with other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.

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

The Company owns 52% of the diluted equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to the some of the same risks as the Company’s grain and ethanol businesses. LTG trades in other commodities that the Company’s grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company periodically enters into transactions with LTG as disclosed in Note 8 of Item 8.

Sales of grain and related service and merchandising revenues totaled $2,849.4 million, $1,936.8 million and $1,734.6 million for the years ended December 31, 2011, 2010 and 2009.

The Company intends to continue to grow its traditional grain business through geographic expansion of its physical operations, pursuit of grain handling agreements, food supply chain risk management relationships, expansion at existing facilities and acquisitions.

Ethanol Group

The Ethanol Group has ownership interests in three Limited Liability Companies (“the ethanol LLCs” or “LLCs”). Each of the LLCs owns an ethanol plant that is operated by the Company’s Ethanol Group. The plants are located in Indiana, Michigan, and Ohio and have combined capacity of 275 million gallons of ethanol. The Group offers facility operations, risk management and marketing services to the LLCs it operates as well as third parties.

The ethanol LLC investments are accounted for using the equity method of accounting. The Company holds a 50% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index and is accounted for on a gross basis. Additionally, the Company has entered into agreements with each of the LLCs under which the Grain Group has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the Grain Group receives a fee for each bushel of corn sold. In addition, the Company has entered into marketing agreements with the ethanol LLCs. Under the ethanol marketing agreement, the Company purchases 100% of the ethanol produced by TAAE and TACE and 50% of the ethanol produced by TAME to sell to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers. Under the DDG marketing agreement, the Grain Group markets the DDG and receives a fee for each ton of DDG sold. Most recently, the Company has entered into corn oil marketing agreements with the LLCs for which a commission is earned on units sold.

Sales of ethanol and related merchandising and service fee revenues totaled $641.5 million, $468.6 million and $419.4 million in 2011, 2010 and 2009.

It is reasonably possible that within the next 12 months, the Company may make additional investments in the ethanol industry singly or through joint venture agreements and by providing services as described above, to non-affiliated ethanol entities.

Plant Nutrient Group

The Company’s Plant Nutrient Group is a manufacturer and distributor of agricultural plant nutrients in the U.S. Corn Belt and Florida. It operates 19 wholesale distribution and manufacturing locations as well as 8 leased locations throughout Ohio, Michigan, Indiana, Illinois, Wisconsin, Minnesota and Puerto Rico. The Group operates 11 farm centers throughout Ohio, Indiana, Michigan and Florida.

Wholesale Nutrients – The Wholesale Nutrients business manufactures, stores, and distributes nearly 2.0 million tons of dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The Group purchases basic nitrogen, phosphate, potassium and sulfur materials for resale and uses some of these same materials in its manufactured nutrient products.

The Plant Nutrient business also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment and dust abatement products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications.

Farm Centers – The Farm Centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmer customers.

Storage capacity at the Company’s wholesale nutrient and farm center facilities was approximately 15.3 million cubic feet for dry nutrients and approximately 72.4 million gallons for liquid nutrients at December 31, 2011. The Company reserves 7.2 million cubic feet of its dry storage capacity and 26.3 million gallons of its liquid nutrient capacity for basic manufacturers and customers. The agreements for reserved space provide the Company storage and handling fees and are generally for one to three year terms, renewable at the end of each term. The Company also leases 0.8 million gallons of liquid fertilizer capacity under arrangements with other distributors, farm supply dealers and public warehouses where the Company does not have facilities. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.

In its plant nutrient businesses, the Company competes with regional and local cooperatives wholesalers and retailers, predominantly publicly owned manufacturers and privately owned retailers, wholesalers and importers. Some of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the nutrient business of the Company is based largely on depth of product offering, price, location and service.

For the years ended December 31, 2011, 2010 and 2009, sales and service revenues in the wholesale business totaled $577.2 million, $520.5 million and $390.2 million, respectively. Sales of crop production inputs and service revenues in the farm center business totaled $113.4 million, $98.8 million and $101.1 million in 2011, 2010 and 2009, respectively.

The Company continues to identify opportunities to strategically grow the Plant Nutrient business. On October 31, 2011, the Company completed the purchase of Immokalee Farmers Supply, Inc., which principally supplies crop protection products to the specialty vegetable producers in Southwest Florida. On January 31, 2012, the Company announced the purchase of New Eezy Gro, Inc., which is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

Rail Group

The Company’s Rail Group ranks in the top ten in fleet size among privately-owned fleets in the U.S. This group repairs, sells and leases a fleet of almost 23,000 railcars and locomotives of various types, as well as a small number of containers. There are eleven railcar repair facilities across the country. In addition, fleet management services are offered to private railcar owners. The Rail Group is also an investor in the short-line railroad, Iowa Northern Railway Company (“IANR”).

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, tank cars and pressure differential cars), locomotives, and containers serving a broad customer base. The Company principally operates in the used car market – purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company plans to continue to diversify its fleet both in terms of car types, industries and age of cars. The Rail Group will execute its strategy through expansion of its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases as well as strategic selling or scrapping of railcars. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities.

A significant portion of the railcars and locomotives managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (where the Company is not subject to any lease arrangement related to the railcars, but provides management services to the owner of the railcars).

The Company generally holds purchase options on most railcars owned by financial intermediaries. We are under contract to provide maintenance services for many of the railcars that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management’s Discussion and Analysis for a breakdown of our railcar and locomotive positions at December 31, 2011.

In the case of our off-balance sheet railcars and locomotives, the risk management philosophy of the Company is to match-fund the lease commitments where possible. Match-funding (in relation to rail lease transactions) means matching the terms of the financial intermediary funding arrangement with the lease terms of the customer where the Company is both lessee and sublessor. If the Company is unable to match-fund, it will attempt to get an early buyout provision within the funding arrangement to match the underlying customer lease. The Company does not attempt to match-fund lease commitments for railcars that are on our balance sheet.

Competition for railcar marketing and fleet maintenance services is based primarily on price, service ability, and access to both used rail equipment and third party financing. Repair and fabrication shop competition is based primarily on price, quality and location.

For the years ended December 31, 2011, 2010 and 2009, revenues were $107.5 million, $94.8 million and $92.8 million, respectively, which include lease revenues of $70.8 million, $63.1 million and $75.6 million, respectively.

Turf & Specialty Group

The Turf & Specialty Group produces granular fertilizer and control products for the turf and ornamental markets. It also produces private label fertilizer and control products, and corncob-based animal bedding and cat litter for the consumer markets.

Turf Products – Proprietary professional turf care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses under The Andersons Golf ProductsTM label and lawn service applicators. The Company also produces and sells fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products.

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

For the years ended December 31, 2011, 2010 and 2009, sales of granular plant fertilizer and control products totaled $109.2 million, $104.0 million and $109.5 million, respectively.

Cob Products – The Company is one of a limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.

For the years ended December 31, 2011, 2010 and 2009, sales of corncob and related products totaled $20.5 million, $19.6 million and $15.8 million, respectively.

Retail Group

The Company’s Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus and Toledo, Ohio markets. The retail concept is More for Your Home® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The Company also operates a specialty food store operated as “The Andersons Market”™ located in the Toledo, Ohio market area. The specialty food store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine. The majority of the Company’s non-perishable merchandise is received at a distribution center located in Maumee, Ohio. The Company also operates a sales and service facility for outdoor power equipment near one of its retail stores.

The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including grocery stores, home centers, department and hardware stores. Many of these competitors have substantially greater financial resources and purchasing power than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company’s retail business is affected by seasonal factors with significant sales occurring in the spring and during the holiday season.

For the years ended December 31, 2011, 2010 and 2009, sales of retail merchandise including commissions on third party sales totaled $157.6 million, $150.6 million and $161.9 million respectively.

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2011 the Company had 1,690 full-time and 1,295 part-time or seasonal employees.

Government Regulation

Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).

The production levels, markets and prices of the grains that the Company merchandises are affected by United States government programs, which include acreage control and price support programs of the USDA. In regards to our investments in ethanol production facilities, the U.S. government has mandated a ten percent blend for motor fuel gasoline sold. In addition, the U.S. Government provided incentives to the ethanol blender through December 2011 but has discontinued these incentives beginning in 2012. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Company’s grain sales is to exporters, the imposition of such restrictions could have an adverse effect upon the Company’s operations.

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

The provisions of these various regulations could require modifications of certain of the Company’s existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company spent approximately $1.7 million, $1.9 million and $1.8 million in order to comply with these regulations in 2011, 2010, and 2009, respectively.

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

Our Grain, Ethanol and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty business uses some of the same nutrient commodities as the Plant Nutrient business as base raw materials in manufacturing turf products. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the grain business in rapidly rising markets. In our Plant Nutrient and Turf & Specialty businesses, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn – The principal raw material the ethanol LLCs use to produce ethanol and co-products is corn. As a result, changes in the price of corn in the absence of a corresponding increase in petroleum based fuel prices will decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our share of the ethanol LLCs results. The Company will attempt to lock in ethanol margins as far out as practical in order to secure reasonable returns using whatever risk management tools are available in the marketplace. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have a material adverse effect on operating results.

Grains – While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant basis moves on a large grain position can significantly impact the profitability of the Grain business.

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

Natural Gas – We rely on third parties for our supply of natural gas, which is consumed in the drying of wet grain, manufacturing of certain turf products, pelleted lime and gypsum, and manufacturing of ethanol within the LLCs. The prices for and availability of natural gas are subject to market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair the operations of the ethanol facilities. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect future results of operations and financial position.

Gasoline – In addition, we market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be adversely affected if gasoline demand or price changes.

Potash, phosphate and nitrogen – Raw materials used by the Plant Nutrient business include potash, phosphate and nitrogen, for which prices can be volatile driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower-of-cost-or-market inventory adjustments to inventories.

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

Grain and Ethanol businesses – In our Grain and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities. In addition, we have invested in the ethanol industry where development has been stimulated by Federal mandates for refiners to blend ethanol. Future changes in those mandates could have an impact on U.S. ethanol demand.

Rail – Our Rail business is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.

The Rail business is also subject to risks associated with the demands and restrictions of the Class 1 railroads, a group of rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail business and it can increase maintenance costs. In addition, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating a greater oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars), locomotives and a small number of containers. However a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.

Turf & Specialty – Our Turf & Specialty business manufactures lawn fertilizers and weed and pest control products and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Grain and Ethanol businesses, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the perception held by the producer of demand for production. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our Rail business, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. A significant portion of our rail fleet is composed of older railcars. In addition, in our Turf & Specialty business, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.

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

The Company’s implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods. The accounting rules and regulations that the Company must comply with are complex and continually changing. The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, such as International Financial Reporting Standards convergence projects, which would represent a significant change from current industry practices. Potential changes in accounting for leases, for example, will eliminate the off-balance sheet treatment of operating leases, which would not only impact the way we account for these leases, but may also impact our customers lease-versus-buy decisions and could have a negative impact on demand for our rail leases. The Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

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

Our grain and ethanol businesses use derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.

A significant amount of our grain and ethanol purchases and sales are done through forward contracting. In addition, the Company uses exchange traded and to a lesser degree over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts not to perform on their obligation.

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

We currently have investments in numerous limited liability companies. By operating a business through this arrangement, we do not have full control over operating decisions like we would if we owned the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors who may not always be in agreement with our ideas.

The Company may not be able to effectively integrate additional businesses it acquires in the future.

We continuously look for opportunities to enhance our existing businesses through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits of an acquisition and they may not generate the anticipated financial results. Additional risks may include the inability to effectively integrate the operations, products, technologies and personnel of the acquired companies. The inability to maintain uniform standards, controls, procedures and policies would also negatively impact operations.

Our business involves considerable safety risks. Significant unexpected costs and liabilities would have a material adverse effect on our profitability and overall financial position.

Due to the nature of some of the businesses in which we operate, we are exposed to significant operational hazards such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline and tank ruptures, chemical spills or run-off, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. If one of our elevators were to experience a grain dust explosion or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk.

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

The Company may be unable to recover process development and testing costs, which could increase the cost of operating its business.

Early in 2012, the Company began implementing an Enterprise Resource Planning (“ERP”) system that will require significant amounts of capital and human resources to deploy. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate. These risks include, but are not limited to the inability to resource the appropriate combination of highly skilled employees, distractions to operating the base business due to use of employees time for the project, as well as unforeseen additional costs due to the inability to appropriately integrate within the planned timeframe.

Item 2. Properties

The Company’s principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands) Location	Grain Storage (bushels)	Dry Storage (cubic feet)	Liquid Storage (gallons)
Florida	—	137	3,965
Illinois	13,389	2,233	—
Indiana	29,189	4,323	24,253
Michigan	17,571	1,787	5,304
Minnesota	—	—	10,419
Nebraska	7,267	—	—
Ohio	41,623	6,759	9,041
Puerto Rico	—	—	4,472
Wisconsin	—	57	14,942

	109,039	15,296	72,396

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 81% of the total storage capacity is owned, while the remaining 19% of the total capacity is leased from third parties.

The Plant Nutrient Group’s wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns all dry storage facilities and 94% of the total liquid storage facilities. The tanks located in Puerto Rico are leased.

Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Woodville Store (1)	Northwood, OH	120,000
Sawmill Store	Columbus, OH	169,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1)	Facility leased

The leases for the two stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.7 million. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.

The Company also owns an auto service center that is leased to its former venture partner. The Company’s administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,456 acres of land on which the above properties and facilities are located and approximately 307 acres of farmland and land held for sale or future use.

The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings

The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of its grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the Company’s initial acquisition of the land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along its riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of March 1, 2012) are presented in the table below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Grain Group President, Plant Nutrient Group	59	2012 2000

Daniel T. Anderson	President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	56	2009 1996

Michael J. Anderson	President and Chief Executive Officer	60	1999

Naran U. Burchinow	Vice President, General Counsel and Secretary	58	2005

Nicholas C. Conrad	Vice President, Finance and Treasurer Assistant Treasurer	59	2009 1996

Arthur D. DePompei	Vice President, Human Resources	58	2008

Neill McKinstray	President, Ethanol Group Vice President & General Manager, Ethanol Division	59	2012 2005

Harold M. Reed	Chief Operating Officer President, Grain & Ethanol Group	55	2012 2000

Anne G. Rex	Vice President, Corporate Controller Assistant Controller	47	2012 2002

Rasesh H. Shah	President, Rail Group	57	1999

Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	43	2007 1999

Thomas L. Waggoner	President, Turf & Specialty Group	57	2005

William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	54	2012 2008

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 9, 2012, the closing price for the Company’s Common Shares was $42.84 per share. The following table sets forth the high and low bid prices for the Company’s Common Shares for the four fiscal quarters in each of 2011 and 2010.

	2011		2010
	High	Low	High	Low
Quarter Ended
March 31	$51.23	$36.45	$35.36	$24.59
June 30	50.17	37.62	37.99	29.90
September 30	43.99	33.62	40.16	31.28
December 31	45.75	30.04	42.44	32.01

The Company’s transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Shareholders

At February 9, 2012, there were approximately 18.5 million common shares outstanding, 1,343 shareholders of record and approximately 13,276 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2010 to January 2012 are as follows:

Payment Date	Amount
01/25/10	$0.0875
04/22/10	$0.0900
07/22/10	$0.0900
10/22/10	$0.0900
01/24/11	$0.1100
04/22/11	$0.1100
07/22/11	$0.1100
09/30/11	$0.1100
01/24/12	$0.1500

While the Company’s objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2011 about the Company’s Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	760,767	(1)	$32.06	662,437	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	760,767		$32.06	662,437

(1)	This number includes 502,532 Share Only Share Appreciation Rights (“SOSARs”), 164,951 performance share units and 93,284 restricted shares outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.
(2)	This number includes 265,978 Common Shares available to be purchased under the Employee Share Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1996, the Company’s Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 2.8 million authorized shares in 2001. The Company purchased 2.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.0 million shares of common stock. Since the beginning of the current repurchase program, the Company has repurchased 0.2 million shares in the open market. The following table presents the Company’s share purchases in 2011. All shares repurchased in the fourth quarter were made in the month of October.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31	—	$—	—	—
June 30	3,650	38.42	—	—
September 30	72,421	36.28
December 31	8,887	32.73	—	—

2011 Total	84,958	$35.81	—	—

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

• GATX Corp.

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2006 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2006	2007	2008	2009	2010	2011
The Andersons, Inc.	$100.00	$106.28	$39.54	$62.88	$89.48	$108.72
NASDAQ U.S.	100.00	110.65	66.42	96.54	114.07	113.16
Peer Group Index	100.00	102.37	77.79	91.04	104.23	101.10

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2011 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

	For the years ended December 31,
(in thousands, except for per share and ratios and other data)	2011	2010	2009	2008	2007
Operating results
Sales and merchandising revenues (a)	$4,576,331	$3,393,791	$3,025,304	$3,489,478	$2,379,059
Gross profit (b)	352,852	281,679	255,506	257,829	239,712
Equity in earnings of affiliates	41,450	26,007	17,463	4,033	31,863
Other income, net (c)	7,922	11,652	8,331	6,170	21,731
Net income	96,825	64,881	39,566	30,097	67,428
Net income attributable to The Andersons, Inc.	95,106	64,662	38,351	32,900	68,784

Financial position
Total assets	1,734,123	1,699,390	1,284,391	1,308,773	1,324,988
Working capital	312,971	301,815	307,702	330,699	177,679
Long-term debt (d)	238,088	263,675	288,756	293,955	133,195
Long-term debt, non-recourse (d)	797	13,150	19,270	40,055	56,277
Total equity	538,842	464,559	406,276	365,107	356,583

Cash flows / liquidity
Cash flows from (used in) operations	290,265	(239,285)	180,241	278,664	(158,395)
Depreciation and amortization	40,837	38,913	36,020	29,767	26,253
Cash invested in acquisitions / investments in affiliates	2,486	39,688	31,680	60,370	36,249
Investments in property, plant and equipment	44,162	30,897	16,560	20,315	20,346
Net investment in (proceeds from) railcars (e)	33,763	(1,748)	16,512	29,533	8,751
EBITDA (f)	212,252	162,702	116,989	110,372	151,162

Per share data: (g)
Net income – basic	5.13	3.51	2.10	1.82	3.85
Net income – diluted	5.09	3.48	2.08	1.79	3.75
Dividends paid	0.4400	0.3575	0.3475	0.325	0.220
Year-end market value	43.66	36.35	25.82	16.48	44.80

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	21.1%	16.4%	10.9%	9.6%	25.4%
Funded long-term debt to equity ratio (h)	0.4-to-1	0.6-to-1	0.8-to-1	0.9-to-1	0.5-to-1
Weighted average shares outstanding (000’s)	18,457	18,356	18,190	18,068	17,833
Effective tax rate	34.5%	37.7%	35.7%	35.4%	35.5%

(a)	Includes sales of $1,385.4 million in 2011, $928.2 million in 2010, $806.3 million in 2009, $865.8 million in 2008, and $407.4 million in 2007 pursuant to marketing and originations agreements between the Company and the ethanol LLCs.
(b)	Gross profit in 2011, 2009, and 2008 includes a $3.1 million, $2.9 million, and $97.2 million write down in the Plant Nutrient Group for lower-of-cost-or-market inventory adjustments for inventory on hand and firm purchase commitments that were valued higher than the market.
(c)	Includes $1.7 million and $1.1 million of dividend income from IANR in 2011 and 2010, respectively. Includes $2.2 million in Rail end of lease settlements in 2010. Includes development fees related to ethanol joint venture formation of $1.3 million in 2008, and $5.4 million in 2007. Includes $4.9 million in gain on available for sale securities in 2007.
(d)	Excludes current portion of long-term debt.
(e)	Represents the net of purchases of railcars offset by proceeds on sales of railcars.
(f)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. It is one of the measures the Company uses to evaluate its liquidity. The Company believes that EBITDA provides additional information important to investors and others in determining the ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by the Company, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.
(g)	Earnings per share are calculated based on Income attributable to The Andersons, Inc.
(h)	Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Net income attributable to The Andersons, Inc.	$95,106	$64,662	$38,351	$32,900	$68,784
Add:
Provision for income taxes	51,053	39,262	21,930	16,466	37,077
Interest expense	25,256	19,865	20,688	31,239	19,048
Depreciation and amortization	40,837	38,913	36,020	29,767	26,253

EBITDA	212,252	162,702	116,989	110,372	151,162

Add/(subtract):
Provision for income taxes	(51,053)	(39,262)	(21,930)	(16,466)	(37,077)
Interest expense	(25,256)	(19,865)	(20,688)	(31,239)	(19,048)
Realized gains on railcars and related leases	(8,417)	(7,771)	(1,758)	(4,040)	(8,103)
Deferred income taxes	5,473	12,205	16,430	4,124	5,274
Excess tax benefit from share-based payment arrangement	(307)	(876)	(566)	(2,620)	(5,399)
Equity in earnings of unconsolidated affiliates, net of distributions received	(23,591)	(17,594)	(15,105)	19,307	(23,583)
Noncontrolling interest in income (loss) of affiliates	1,719	219	1,215	(2,803)	(1,356)
Changes in working capital and other	179,445	(329,043)	105,654	202,029	(220,265)

Net cash provided by (used in) operations	$290,265	$(239,285)	$180,241	$278,664	$(158,395)

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

Executive Overview

Grain Business

The Grain business operates grain elevators in various states, primarily in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services to its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices.

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

Grain inventories on hand at December 31, 2011 were 77.5 million bushels, of which 0.4 million bushels were stored for others. This compares to 68.1 million bushels on hand at December 31, 2010, of which 20.0 million bushels were stored for others. At December 31, 2010, Grain had a significant number of bushels on delivery (bushels physically sold to a customer for which the Company no longer has ownership of) with the CME, which was not the case at December 31, 2011.

During 2011, Grain increased its storage capacity by approximately 1.7 million bushels through grain merchandising and handling agreements and expansion at existing locations. The total storage capacity is approximately 109.0 million bushels as of December 31, 2011 compared to 107.3 million bushels at December 31, 2010. The Grain Group is currently constructing a grain shuttle loader facility in Anselmo, Nebraska. The 3.8 million bushel capacity grain elevator will primarily handle corn and soybeans and is expected to open in the fall of 2012.

Looking ahead, increased corn acres without a corresponding drop in yields will likely lead to lower corn and grain commodity prices. According to the February 9, 2012 USDA crop report, agricultural commodity prices decreased across the board.

Ethanol Business

The Ethanol business holds investments in the three ethanol production facilities. The business also offers facility operations, risk management, and ethanol and distillers dried grains (“DDG”) marketing to the ethanol plants it operates as well as third parties.

The E-85 blend is now being produced by all three ethanol LLCs. A combined total of 11.9 million gallons were sold by these facilities in 2011. In addition, the Ethanol Group has entered into corn oil marketing agreements with TAME and TACE for which a commission is earned on each pound sold.

As is typical for this time of year, forward margins for ethanol are negative. There is not a significant amount of future production contracted for sale nor are required inputs contracted for. This puts the ethanol inventory at risk for potential market losses due to ongoing volatility in corn, DDG and ethanol prices.

Plant Nutrient Business

The Company’s Plant Nutrient business is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt and Florida. It operates 30 facilities in the Midwest, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The business also manufactures and distributes a variety of industrial products in the U.S. including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Margins were strong in 2011 for the Plant Nutrient business as a result of price appreciation resulting from strong world demand creating a tight supply situation. Volume was down due to a strong fourth quarter of 2010 and extremely wet weather conditions throughout the spring and fall of 2011 which reduced the ability to apply nutrients in the fields. Favorable weather in early 2012 should allow for nutrient application that did not occur in the prior quarter. We expect 2012 volume to be strong as acres planted are expected to increase and grain prices have been strong as well.

On October 31, 2011, the Company completed the purchase of the Florida based Immokalee Farmers Supply, Inc., which serves the specialty vegetable producers in Southwest Florida. Subsequent to year end, the Company announced the purchase of the Ohio based New Eezy Gro, Inc., which is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

Rail Business

The Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2011 were 22,675 compared to 22,475 at December 31, 2010. The average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) has increased from 73.6% for the year ended December 31, 2010 to 84.6% for the year ended December 31, 2011. Rail traffic in early 2012 is anticipated to slightly increase over 2011.

During the fourth quarter of 2011, the Rail Group offered a 1,400 car portfolio sale to potential buyers. One or more deals are expected to close on a portion of the cars in the first quarter of 2012 and could result in a gain of up to $9.0 million.

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

The retail business is highly competitive. The Company competes with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The Retail Group continues to work on new departments and products to maximize the profitability.

Other

The “Other” business segment of the Company represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.

The Ohio Tax Credit Authority approved job retention tax credits and job creation tax credits for the Company in relation to upcoming capital projects. To earn these credits, the Company has committed to invest a minimum amount in new machinery and equipment and property renovations/improvements in the city of Maumee and surrounding areas. In addition to the capital investment, the Company will retain 636 and create a minimum of 20 full-time equivalent positions.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in Note 7 to the Company’s Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2011	2010	2009
Sales and merchandising revenues	$4,576,331	$3,393,791	$3,025,304
Cost of sales and merchandising revenues	4,223,479	3,112,112	2,769,798

Gross profit	352,852	281,679	255,506
Operating, administrative and general expenses	229,090	195,330	199,116
Interest expense	25,256	19,865	20,688
Equity in earnings of affiliates	41,450	26,007	17,463
Other income, net	7,922	11,652	8,331

Income before income taxes	147,878	104,143	61,496
Income attributable to noncontrolling interest	1,719	219	1,215

Operating income	$146,159	$103,924	$60,281

Comparison of 2011 with 2010

Grain Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$2,849,358	$1,936,813
Cost of sales and merchandising revenues	2,705,745	1,833,097

Gross profit	143,613	103,716
Operating, administrative and general expenses	69,258	50,861
Interest expense	13,277	6,686
Equity in earnings of affiliates	23,748	15,648
Other income, net	2,462	2,557

Operating income	$87,288	$64,374

Operating results for the Grain Group increased $22.9 million over 2010. Sales and merchandising revenues increased $912.5 million over 2010, primarily as a result of higher grain prices and the acquisition of B4 Grain, Inc. in December 2010 which accounts for $220.3 million of the increase.

Gross profit increased $39.9 million primarily as a result of substantial wheat basis appreciation and spread gains. Basis is the difference between the cash price of a commodity in one of the Company’s facilities and the nearest exchange traded futures price. Basis income was higher than 2010 by $43.1 million primarily due to wheat. The increase due to spread gains was $9.3 million higher in the current year. The increase was offset by a $10.4 million decrease in storage income as a result of having fewer bushels of wheat on delivery as compared to 2010.

Operating expenses increased by $18.4 million over 2010. A large portion of the increase is higher labor and benefits expenses due to necessary expansion of human resources as a result of business growth. Specifically, $1.8 million of the labor and benefits increase related to the acquisition noted above. Performance incentives expense was also up year-over-year due to strong financial performance.

Interest expense increased $6.6 million due to a greater need to cover margin deposits which were a result of higher grain prices in the first half of 2011, as well as more wheat bushels on delivery at the end of 2011 versus 2010 upon which short-term interest is calculated.

Equity in earnings of affiliates increased $8.1 million over 2010. Income from the Group’s investment in LTG increased $8.4 million due primarily to strong results in the core grain and point to point merchandising businesses. Other income did not fluctuate significantly from prior year.

Ethanol Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$641,546	$468,639
Cost of sales and merchandising revenues	626,524	453,865

Gross profit	15,022	14,774
Operating, administrative and general expenses	6,785	6,440
Interest expense	1,048	1,629
Equity in earnings of affiliates	17,715	10,351
Other income, net	159	176

Income before income taxes	25,063	17,232
Income attributable to noncontrolling interest	1,719	219

Operating income	$23,344	$17,013

Operating results for the Ethanol Group increased $6.3 million over 2010. Sales and merchandising revenues increased $172.9 million and is the result of a 41% increase in the average price per gallon of ethanol sold, as volume was relatively unchanged year over year. Gross profit increased $0.2 million due to an increase in services provided to the ethanol industry.

Interest expense decreased $0.6 million from 2010 due to lower borrowings outstanding. Equity in earnings of affiliates increased $7.4 million over 2010 and represents higher earnings from the investment in three ethanol LLCs. There were no significant changes in operating expenses or other income.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$690,631	$619,330
Cost of sales and merchandising revenues	593,437	539,793

Gross profit	97,194	79,537
Operating, administrative and general expenses	56,101	46,880
Interest expense	3,517	3,901
Equity in (loss) earnings of affiliates	(13)	8
Other income, net	704	1,298

Operating income	$38,267	$30,062

Operating results for the Plant Nutrient Group increased $8.2 million over its 2010 results. Sales were $71.3 million higher due to a 30.8% increase in average price per ton sold for the year offset by a 14.7% decrease in volume. Volume was below last year due to extremely wet weather conditions throughout the spring and fall of 2011 which reduced the ability to apply nutrients during this time and a strong fourth quarter of 2010 where significant tonnage was sold and applied earlier than most years. Gross profit increased $17.7 million over prior year as a result of the impact of price escalation experienced the majority of the year, offset by a $3.1 million lower-of-cost-or-market inventory adjustment taken in the fourth quarter of 2011.

Operating expenses increased $9.2 million and includes asset impairment charges in the amount of $1.7 million. The remaining increase in operating expenses relates to higher labor, benefits and performance incentives. There were no significant changes in interest expense, equity in earnings of affiliates, or other income.

Rail Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$107,459	$94,816
Cost of sales and merchandising revenues	82,709	81,437

Gross profit	24,750	13,379
Operating, administrative and general expenses	12,161	12,846
Interest expense	5,677	4,928
Other income, net	2,866	4,502

Operating income	$9,778	$107

Operating results for the Rail Group increased $9.7 million over 2010. Revenues related to car sales, repairs and fabrication increased $4.9 million and leasing revenues increased $7.7 million for a total increase in sales and merchandising revenues of $12.6 million. Gross profit for Rail increased $11.4 million in total and includes gains on sales of railcars and related leases of $8.4 million. Gross profit from the leasing business was $4.0 higher than the prior year due to higher utilization and average lease rates.

Operating expenses decreased by $0.7 million from prior year due to lower bad debt expense along with a decrease in various other expense categories. Interest expense increased $0.7 million due to increased working capital use for railcar purchases. Other income was higher in 2010 primarily due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition, as well as gains from the sale of certain assets.

Turf & Specialty Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$129,716	$123,549
Cost of sales and merchandising revenues	103,481	96,612

Gross profit	26,235	26,937
Operating, administrative and general expenses	23,734	23,225
Interest expense	1,381	1,604
Other income, net	880	1,335

Operating income	$2,000	$3,443

Operating results for the Turf & Specialty Group decreased $1.4 million from its 2010 results. Sales increased $6.2 million. Sales in the lawn fertilizer business increased $5.2 million due to a 5% increase in the average price per ton sold. Sales in the cob business increased $1.0 million as the average price per ton sold was up nearly 7%. Gross profit for Turf & Specialty decreased $0.7 million primarily due to a 7.8% increase in the average cost per ton due to higher raw material costs.

Operating expenses increased $0.5 million over the prior year due to a variety of variable expenses. There were no significant fluctuations in interest expense or other income.

Retail Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$157,621	$150,644
Cost of sales and merchandising revenues	111,583	107,308

Gross profit	46,038	43,336
Operating, administrative and general expenses	47,297	45,439
Interest expense	899	1,039
Other income, net	638	608

Operating loss	$(1,520)	$(2,534)

Operating results for the Retail Group improved $1.0 million over its 2010 results. Sales increased $7.0 million over 2010. While the average sale per customer increased by 6.5%, customer counts decreased by almost 2%. Gross profit increased $2.7 million due to the increased sales as well as a slight increase in gross margin percentage.

Operating expenses for Retail increased $1.9 million mainly due to higher labor, benefits and performance incentives due to overall company performance. There were no significant changes in interest expense or other income.

Other

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	13,754	9,639
Interest expense	(543)	78
Equity in earnings of affiliates	—	—
Other income, net	213	1,176

Operating loss	$(12,998)	$(8,541)

The Corporate operating loss (costs not allocated back to the business units) increased $4.5 million over 2010 and relates primarily to an increase in performance incentives due to favorable operating performance and an increase in charitable contributions.

As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $95.1 million for 2011 was 47% higher than the income attributable to The Andersons, Inc. of $64.7 million in 2010. Income tax expense of $51.1 million was provided at 34.5%. In 2010, income tax expense of $39.3 million was provided at 37.7%. The higher effective tax rate for 2010 was due primarily to the impact of Federal legislation on Medicare Part D. The 2011 effective tax rate also benefited from the permanent tax deduction related to domestic production activities.

Comparison of 2010 with 2009

Grain Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$1,936,813	$1,734,574
Cost of sales and merchandising revenues	1,833,097	1,641,567

Gross profit	103,716	93,007
Operating, administrative and general expenses	50,861	58,341
Interest expense	6,686	8,735
Equity in earnings of affiliates	15,648	5,816
Other income, net	2,557	2,030

Operating income before noncontrolling interest	$64,374	$33,777

Operating results for Grain increased $30.6 million over 2009. Sales of grain increased $174 million, or 10.5%, over 2009 and is the result of an 11% increase in volume.

Gross profit increased $10.7 million, or 12%, for Grain. Basis income was higher than 2009 by $18.6 million due to earlier than normal 2010 harvest causing significant basis appreciation. Position income increased by $7.9 million from 2009 to 2010 primarily as a result of the growth of the ingredient trading area. The harvest occurred earlier in 2010 than 2009 and grain was drier which resulted in $11.5 million less service fees than prior year from drying and mixing services (when wet grain is received into the elevator and dried to an acceptable moisture level). In addition, the market value adjustment for customer credit exposure was $4.6 million higher for 2010 due to higher grain prices.

Operating expenses decreased $7.5 million, or 13%, from 2009. Bad debt expense decreased approximately $14.6 million due to reductions in amounts reserved for customer receivables and the net reversal of $6.7 million of reserves following the settlement of a long standing collection matter. Approximately $2.7 million of the decrease in operating expenses is the result of a decline in utilities expense due to the early and dry harvest in comparison with 2009. These expense decreases were partially offset by increases in labor, benefits, and depreciation and amortization expenses due to the acquisition of O’Malley Grain during the second quarter of 2010. Performance incentives expense was also up year-over-year due to higher overall earnings.

Interest expense decreased $2.0 million, or 23%, from 2009 due to lower rates on outstanding borrowings.

Equity in earnings of affiliates increased $9.8 million over 2009 and relates to income from the investment in LTG.

Ethanol Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$468,639	$419,404
Cost of sales and merchandising revenues	453,865	405,607

Gross profit	14,774	13,797
Operating, administrative and general expenses	6,440	6,302
Interest expense	1,629	628
Equity in earnings of affiliates	10,351	11,636
Other income, net	176	289

Income before income taxes	17,232	18,792
Income attributable to noncontrolling interest	219	1,215

Operating income	$17,013	$17,577

Operating results for Ethanol decreased $0.6 million from 2009. Total sales and merchandising revenues increased $49.2 million over 2009. Sales of ethanol increased as a result of an increase in the overall volume by 7 million gallons and a 16.5% increase in the average price per gallon sold. Fees for services provided to the ethanol industry increased $0.4 million. Gross profit increased $1.0 million over 2009 and relates to an increase in ethanol service fee income.

There were no significant changes in operating expenses or other income from 2009 to 2010. Interest expense increased $1.0 million over 2009 due to an increase in short-term borrowings.

Equity in earnings of affiliates relates to the investment in the three ethanol LLCs. Earnings decreased $1.3 million, or 11%, from 2009 primarily as a result of rising corn prices.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$619,330	$491,293
Cost of sales and merchandising revenues	539,793	431,874

Gross profit	79,537	59,419
Operating, administrative and general expenses	46,880	45,955
Interest expense	3,901	3,933
Equity in earnings of affiliates	8	8
Other income, net	1,298	1,755

Operating income	$30,062	$11,294

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

Operating expenses increased $1.0 million over prior year due to incremental expenses relating to an August 2009 acquisition.

Rail Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$94,816	$92,789
Cost of sales and merchandising revenues	81,437	75,973

Gross profit	13,379	16,816
Operating, administrative and general expenses	12,846	13,867
Interest expense	4,928	4,468
Other income, net	4,502	485

Operating income (loss)	$107	$(1,034)

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

Turf & Specialty Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$123,549	$125,306
Cost of sales and merchandising revenues	96,612	99,849

Gross profit	26,937	25,457
Operating, administrative and general expenses	23,225	20,424
Interest expense	1,604	1,429
Other income, net	1,335	1,131

Operating income	$3,443	$4,735

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

Retail Group

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$150,644	$161,938
Cost of sales and merchandising revenues	107,308	114,928

Gross profit	43,336	47,010
Operating, administrative and general expenses	45,439	49,575
Interest expense	1,039	961
Other income, net	608	683

Operating loss	$(2,534)	$(2,843)

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

Other

	Year ended December 31,
(in thousands)	2010	2009
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	9,639	4,652
Interest expense	78	534
Equity in earnings of affiliates	—	3
Other income, net	1,176	1,958

Operating loss	$(8,541)	$(3,225)

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

Liquidity and Capital Resources

Working Capital

At December 31, 2011, the Company had working capital of $313.0 million, an increase of $11.2 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	2011	2010	Variance
Current assets:
Cash and cash equivalents	$20,390	$29,219	$(8,829)
Restricted cash	18,651	12,134	6,517
Accounts receivable, net	167,640	152,227	15,413
Inventories	760,459	647,189	113,270
Commodity derivative assets – current	83,950	246,475	(162,525)
Deferred income taxes	21,483	16,813	4,670
Other current assets	34,649	34,501	148

Total current assets	1,107,222	1,138,558	(31,336)
Current liabilities:
Borrowing under short-term line of credit	$71,500	$241,100	$(169,600)
Accounts payable for grain	391,905	274,596	117,309
Other accounts payable	142,762	111,501	31,261
Customer prepayments and deferred revenue	79,557	78,550	1,007
Commodity derivative liabilities – current	15,874	57,621	(41,747)
Other current liabilities	60,445	48,851	11,594
Current maturities of long-term debt	32,208	24,524	7,684

Total current liabilities	794,251	836,743	(42,492)

Working capital	$312,971	$301,815	$11,156

In comparison to the prior year-end, current assets decreased largely as a result of lower commodity derivative assets driven by falling commodity prices in the second half of 2011. This decrease was partially offset by higher inventories for the Grain and Plant Nutrient businesses. Grain inventories are up $76.4 million over prior year due to owning the majority of the wheat in our facilities rather than storing it for others as in the prior year along with an increase in ownership bushels in beans. Plant Nutrient inventories are up $28.5 million over prior year due to higher volumes and cost of raw materials. Trade receivables fluctuate with timing of sales along with variations in prices of commodities. The increase in accounts receivable is consistent with the increase in sales and merchandising revenues. Restricted cash increased due to a new industrial development revenue bond. See the discussion below on sources and uses of cash for an understanding of the decrease in cash from prior year. Current liabilities decreased primarily as a result of lower borrowings on our short-term line of credit used to fund other components of working capital. Commodity derivative liabilities also decreased due to falling commodity prices in the second half of 2011. These decreases were partially offset by a large increase in accounts payable for grain attributed to higher hold pay for corn (grain we have purchased but not yet paid for) and the increase in other accounts payable which is consistent with the increase in cost of sales and merchandising revenues. Other current liabilities increased primarily due to the increase in performance incentive accruals.

Borrowings and Credit Facilities

On December 5, 2011, the Company entered into a restated loan agreement (“the agreement”) with several financial institutions, including U.S. Bank National Association, acting as agent. The agreement provides the Company with $735 million (“Line A) of short-term borrowing capacity and $115 million (“Line B”) of long-term borrowing capacity. The Company plans to use the lines to fund components of working capital and margin call requirements, as necessary, if commodity prices increase into 2012. Total borrowing capacity for the Company under Lines A and B is currently at $743.4 million.

Sources and Uses of Cash

Operating Activities and Liquidity

The Company’s operations provided cash of $290.3 million in 2011, an increase of $529.6 million from cash used in operations of $239.3 million in 2010. The significant amount of operating cash flows in 2011 relates primarily to the changes in working capital (before short-term borrowings) discussed above along with higher earnings.

In 2011, the Company paid income taxes of $48.9 million compared to $24.8 million in 2010. The Company makes quarterly estimated tax payments based on full-year estimated income. The significant increase in income taxes paid from 2010 to 2011 is primarily due to the increase in pre-tax book income and making payments of 2010 taxes with tax return extension requests filed in 2011.

Investing Activities

Investing activities used $86.0 million, which is $3.0 million less than the amount used in 2010. The largest portion of the spending relates to capital spending and purchases of railcars in the amount of $44.2 million and $64.2 million, respectively. Purchases of railcars were partially offset by proceeds from the sale of railcars in the amount of $30.4 million. Capital spending for 2011 on property, plant and equipment includes: Grain – $24.3 million; Plant Nutrient – $13.3 million; Rail – $1.5 million; Turf & Specialty – $2.1 million; Retail – $1.2 million and $1.8 million in corporate purchases.

The Company spent more on business acquisitions in previous years than in 2011. On October 31, 2011, the Company completed the purchase of Immokalee Farmers Supply, Inc., which serves the specialty vegetable producers in Southwest Florida, for a purchase price of $3.0 million. $2.4 million in cash was paid at closing with the remaining portion of the purchase price accrued as it is contingent upon future performance. On May 1, 2010, the Company acquired two grain cleaning and storage facilities from O’Malley Grain, Inc. for a purchase price of $7.8 million. On December 31, 2010, the Company completed the purchase of grain storage facilities in Nebraska from B4 Grain, Inc. with a cash payment of $31.5 million.

On May 25, 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of IANR and Zephyr. As a result of this investment, the Company has a 49.9% voting interest in IANR, with dividends accruing at a rate of 14% annually. The Company recorded dividend income of $1.7 million and $1.1 million as of December 31, 2011 and December 31, 2010, respectively.

The Company expects to spend approximately $123 million in 2012 on conventional property, plant and equipment, which includes amounts for an acquisition that occurred subsequent to year end but prior to the filing of this Form 10-K. On January 31, 2012, the Company purchased New Eezy Gro, Inc. for a purchase price of $15.5 million plus working capital in the amount of $1.4 million. An additional $90.0 million is estimated to be spent on the purchase and capitalized modifications of railcars with related sales or financings of $96.4 million. Included in the above number is estimated 2012 spending for a project to replace current technology with an enterprise resource planning system to begin in 2012.

Financing Arrangements

Net cash used in financing activities was $213.1 million in 2011, compared to $211.6 million cash provided by financing activities in 2010. A combination of reduced borrowings due to a drop in commodity prices, increasing earnings and working capital, and lower capital spending than originally planned resulted in pay down of a significant amount of long-term debt in the second half of the year. Payments of long-term debt totaled $104.0 million for 2011.

The Company has significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. As noted above, the Company is party to a borrowing arrangement with a syndicate of banks, which was amended in December 2011, to provide the Company with $735 million in short-term lines of credit. The Company had drawn $71.5 million on its short-term line of credit at December 31, 2011 compared to $241.1 million at December 31, 2010. Peak borrowing on the line of credit during 2011 and 2010 were $601.5 million and $305.0 million, respectively. Typically, the Company’s highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses, credit sales of fertilizer and a customary reduction in grain payables due to the cash needs and market strategies of grain customers.

Certain of the Company’s long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company was in compliance with all such covenants at December 31, 2011. In addition, certain of the Company’s long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. The Company’s non-recourse long-term debt is collateralized by railcar assets.

The Company paid $8.2 million in dividends in 2011 compared to $6.6 million in 2010. The Company paid $0.0875 per common share for the dividends paid in January 2010, $0.0900 per common share for the dividends paid in April, July and October 2010, $0.1100 per common share for the dividends paid in January, April, July and September 2011, and declared a dividend of $0.15 per common share for the dividends paid in January 2012.

Proceeds from the sale of treasury shares to employees and directors were $0.8 million and $1.3 million for 2011 and 2010, respectively. During 2011, the Company issued approximately 137,000 shares to employees and directors under its share compensation plans. In addition, the Company repurchased treasury shares in the amount of $3.0 million.

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

The volatility in the capital and credit markets has had a significant impact on the economy in the past few years. Despite the volatile and challenging economic environment, the Company has continued to have good access to the credit markets. In the unlikely event that the Company was faced with a situation where it was not able to access the capital markets (including through the renewal of its line of credit), the Company believes it could successfully implement contingency plans to maintain adequate liquidity such as expanding or contracting the amount of its forward grain contracting, which will reduce the impact of grain price volatility on its daily margin calls. Additionally, the Company could begin to liquidate its stored grain inventory as well as execute sales contracts with its customers that align the timing of the receipt of grain from its producers to the shipment of grain to its customers (thereby freeing up working capital that is typically utilized to store the grain for extended periods of time). The Company could also raise equity through other portions of the capital market. The Company believes that its operating cash flow, the marketability of its grain inventories, other liquidity contingency plans and its access to sufficient sources of liquidity, will enable it to meet its ongoing funding requirements. At December 31, 2011, the Company had $743.4 million available under its lines of credit.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2011 are as follows:

	Payments Due by Period
Contractual Obligations (in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt (a)	$32,051	$56,799	$86,450	$94,839	$270,139
Long-term debt non-recourse (a)	157	797	—	—	954
Interest obligations (b)	9,961	20,755	11,326	15,675	57,717
Uncertain tax positions	288	11	—	—	299
Operating leases (c)	17,188	21,052	14,762	12,070	65,072
Purchase commitments (d)	1,309,610	140,221	909	—	1,450,740
Other long-term liabilities (e)	4,211	2,606	2,859	8,137	17,813

Total contractual cash obligations	$1,373,466	$242,241	$116,306	$130,721	$1,862,734

(a)	The Company is subject to various loan covenants. Although the Company is in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.
(b)	Future interest obligations are calculated based on interest rates in effect as of December 31, 2011 for the Company’s variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(c)	Approximately 78% of the operating lease commitments above relate to railcars and locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(d)	Includes the amounts related to purchase obligations in the Company’s operating units, including $1,062 million for the purchase of grain from producers and $297 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(e)	Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2012 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2016 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2012 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

The Company had standby letters of credit outstanding of $35.1 million at December 31, 2011.

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

The following table describes the Company’s railcar and locomotive positions at December 31, 2011.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	62
Owned-railcar assets leased to others	On balance sheet – non-current	15,593
Railcars leased from financial intermediaries	Off balance sheet	5,211
Railcars – non-recourse arrangements	Off balance sheet	1,685

Total Railcars		22,551

Owned-containers leased to others	On balance sheet – non-current	639

Total Containers		639

Locomotive assets leased to others	On balance sheet – non-current	44
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives – non-recourse arrangements	Off balance sheet	76

Total Locomotives		124

In addition, the Company manages approximately 342 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $51.0 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. The Company utilizes non-recourse arrangements whenever possible in order to minimize its credit risk. Refer to Note 11 to the Company’s Consolidated Financial Statements in Item 8 for more information on the Company’s leasing activities.

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

Certain of the Company’s accounting estimates are considered critical, as they are important to the depiction of the Company’s financial statements and / or require significant or complex judgment by management. There are other items within our financial statements that require estimation, however, they are not deemed critical as defined above. Note 1 to the Consolidated Financial Statements in Item 8 describes our significant accounting policies which should be read in conjunction with our critical accounting estimates.

The Company believes that accounting for fair value adjustment for counterparty risk, grain inventories and commodity derivative contracts, lower-of-cost-or-market inventory adjustments and impairment of long-lived assets and equity method investments involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

Fair Value Adjustment for Counterparty Risk

The Company records estimated fair value adjustments to its commodity contracts on a quarterly basis. These market value adjustments for customer credit exposure are based on internal projections, the Company’s historical experience with its producers and customers and the Company’s knowledge of the counterparties business. In addition, the adjustments to contract fair values fluctuate with the rise and fall of commodity prices.

Grain Inventories and Commodity Derivative Contracts

The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the CME (adjusted primarily for transportation costs); and the Company’s grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income.

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

Impairment of Long-Lived Assets and Equity Method Investments

The Company’s business segments are each highly capital intensive and require significant investment in facilities and / or railcars. Fixed assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group’s carrying amount exceeds its fair value.

We also annually review the balance of goodwill for impairment in the fourth quarter. Historically, these reviews for impairment have taken into account our quantitative estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. The majority of our goodwill is in the Grain and Plant Nutrient businesses. Based on the strength of performance in both of these groups, a qualitative goodwill impairment assessment was performed in the current year versus the traditional quantitative assessment. Key factors considered in the qualitative assessment included, but were not limited to industry and market specific factors, the competitive environment, comparison of the prior-year actual results relative to budgeted performance, current financial performance, and managements forecast for future financial performance. These factors are discussed in more detail in Note 12, Goodwill and Intangible Assets.

In addition, the Company holds investments in limited liability companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company’s carrying value which is other than temporary. Other than consideration of past and current performance, these reviews take into account forecasted earnings which are based on management’s estimates of future performance.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

The Company’s daily net commodity position consists of inventories, related purchase and sale contracts and exchange-traded futures and over-the-counter contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. The Company has established controls to manage risk exposure, which consists of daily review of position limits and effects of potential market prices moves on those positions.

A sensitivity analysis has been prepared to estimate the Company’s exposure to market risk of its commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2011	2010
Net position	$5,984	$2,105
Market risk	598	211

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

	December 31,
(in thousands)	2011	2010
Fair value of long-term debt	$279,001	$305,708
Fair value in excess of carrying value	7,908	4,359
Market risk	3,454	4,200

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the results of this assessment and on those criteria, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Of The Andersons, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the consolidated financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, inc. has an investment in and accounts for under the equity method of accounting, and for which The Andersons, Inc. recorded $23.6 million, $15.1 million, and $5.8 million of equity in earnings of affiliates for each of the three years in the period ended December 31, 2011. The financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

Toledo, Ohio

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lansing Trade Group, LLC

Overland Park, Kansas

We have audited the consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, members’ equity and cash flows for each of the three years in the period ended December 31, 2011 (not included herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek LLP

Elkhart, Indiana

February 23, 2012

The Andersons, Inc.

Consolidated Statements of Income

	Year ended December 31,
(in thousands, except per common share data)	2011	2010	2009

Sales and merchandising revenues	$4,576,331	$3,393,791	$3,025,304
Cost of sales and merchandising revenues	4,223,479	3,112,112	2,769,798

Gross profit	352,852	281,679	255,506

Operating, administrative and general expenses	229,090	195,330	199,116
Interest expense	25,256	19,865	20,688
Other income:
Equity in earnings of affiliates	41,450	26,007	17,463
Other income - net	7,922	11,652	8,331

Income before income taxes	147,878	104,143	61,496
Income tax provision	51,053	39,262	21,930

Net income	96,825	64,881	39,566
Net income attributable to the noncontrolling interest	1,719	219	1,215

Net income attributable to The Andersons, Inc.	$95,106	$64,662	$38,351

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$5.13	$3.51	$2.10

Diluted earnings attributable to The Andersons, Inc. common shareholders	$5.09	$3.48	$2.08

Dividends paid	$0.4400	$0.3575	$0.3475

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,390	$29,219
Restricted cash	18,651	12,134
Accounts receivable, less allowance for doubtful accounts of $4,799 in 2011; $5,684 in 2010	167,640	152,227
Inventories	760,459	647,189
Commodity derivative assets – current	83,950	246,475
Deferred income taxes	21,483	16,813
Other current assets	34,649	34,501

Total current assets	1,107,222	1,138,558
Other assets:
Commodity derivative assets – noncurrent	2,289	18,113
Other assets, net	53,327	47,855
Equity method investments	199,061	175,349

	254,677	241,317
Railcar assets leased to others, net	197,137	168,483
Property, plant and equipment, net	175,087	151,032

Total assets	$1,734,123	$1,699,390

Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$71,500	$241,100
Accounts payable for grain	391,905	274,596
Other accounts payable	142,762	111,501
Customer prepayments and deferred revenue	79,557	78,550
Commodity derivative liabilities – current	15,874	57,621
Accrued expenses and other current liabilities	60,445	48,851
Current maturities of long-term debt	32,208	24,524

Total current liabilities	794,251	836,743
Other long-term liabilities	43,014	25,183
Commodity derivative liabilities – noncurrent	1,519	3,279
Employee benefit plan obligations	52,972	30,152
Long-term debt, less current maturities	238,885	276,825
Deferred income taxes	64,640	62,649

Total liabilities	1,195,281	1,234,831

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, without par value, 42,000 shares authorized; 19,198 shares issued	96	96
Preferred shares, without par value, 1,000 shares authorized; none issued	—	—
Additional paid-in capital	179,463	177,875
Treasury shares, at cost (697 in 2011; 762 in 2010)	(14,997)	(14,058)
Accumulated other comprehensive loss	(43,090)	(28,799)
Retained earnings	402,523	316,317

Total shareholders’ equity of The Andersons, Inc.	523,995	451,431
Noncontrolling interest	14,847	13,128

Total equity	538,842	464,559

Total liabilities and equity	$1,734,123	$1,699,390

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2011	2010	2009
Operating activities
Net income	$96,825	$64,881	$39,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,837	38,913	36,020
Bad debt expense (recovery)	187	(8,716)	4,973
Equity in earnings of unconsolidated affiliates, net of distributions received	(23,591)	(17,594)	(15,105)
Gains on sales of railcars and related leases	(8,417)	(7,771)	(1,758)
Excess tax benefit from share-based payment arrangement	(307)	(876)	(566)
Deferred income taxes	5,473	12,205	16,430
Gain from pension plan curtailment	—	—	(4,132)
Stock based compensation expense	4,071	2,589	2,747
Lower of cost or market inventory and contract adjustment	3,142	—	2,944
Impairment of property, plant and equipment	1,704	1,682	304
Other	254	215	186
Changes in operating assets and liabilities:
Accounts receivable	(15,708)	(848)	(15,259)
Inventories	(114,427)	(214,171)	32,227
Commodity derivatives	134,309	(158,183)	2,211
Other assets	(1,104)	(3,970)	61,938
Accounts payable for grain	117,309	20,703	18,089
Other accounts payable and accrued expenses	49,708	31,656	(574)

Net cash provided by (used in) operating activities	290,265	(239,285)	180,241
Investing activities
Acquisition of businesses, net of cash acquired	(2,365)	(39,293)	(30,480)
Purchases of property, plant and equipment	(44,162)	(30,897)	(16,560)
Purchases of railcars	(64,161)	(18,354)	(24,965)
Investment in convertible preferred securities	—	(13,100)	—
Proceeds from sale of railcars	30,398	20,102	8,453
Proceeds from sale of property, plant and equipment and other	931	1,942	540
Change in restricted cash	(6,517)	(9,010)	803
Investment in affiliates	(121)	(395)	(1,200)

Net cash used in investing activities	(85,997)	(89,005)	(63,409)
Financing activities
Net change in short-term borrowings	(169,600)	241,100	—
Proceeds from issuance of long-term debt	73,752	18,986	9,523
Payments of long-term debt	(104,008)	(36,598)	(52,349)
Payment of debt issuance costs	(3,170)	(7,508)	(4,500)
Purchase of treasury stock	(3,040)	—	(229)
Proceeds from sale of treasury shares to employees and directors	815	1,305	750
Excess tax benefit from share-based payment arrangement	307	876	566
Dividends paid	(8,153)	(6,581)	(6,346)

Net cash (used in) provided by financing activities	(213,097)	211,580	(52,585)

(Decrease) increase in cash and cash equivalents	(8,829)	(116,710)	64,247
Cash and cash equivalents at beginning of year	29,219	145,929	81,682

Cash and cash equivalents at end of year	$20,390	$29,219	$145,929

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.

Consolidated Statements of Equity

(in thousands, except per share data)	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total

Balances at January 1, 2009	$96	$173,393	$(16,737)	$(30,046)	$226,707	$11,694	$365,107

Net income					38,351	1,215	39,566
Other comprehensive income:
Unrecognized actuarial gain and prior service costs (net of income tax of $2,431)				4,491			4,491

Cash flow hedge activity (net of income tax of $134)				241			241

Comprehensive income							44,298
Purchase of treasury shares (20 shares)			(229)				(229)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $826 (171 shares)		2,084	1,412				3,496
Dividends declared ($0.3475 per common share)					(6,396)		(6,396)

Balances at December 31, 2009	96	175,477	(15,554)	(25,314)	258,662	12,909	406,276

Net income					64,662	219	64,881
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $3,116)				(4,992)			(4,992)
Increase in estimated fair value of investment in debt securities (net of income tax of $1,004)				1,685			1,685
Cash flow hedge activity (net of income tax of $112)				(178)			(178)

Comprehensive income							61,396
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,076 (157 shares)		2,398	1,496				3,894

Dividends declared ($0.3575 per common share)					(7,007)		(7,007)

Balances at December 31, 2010	96	177,875	(14,058)	(28,799)	316,317	13,128	464,559

Net income					95,106	1,719	96,825
Other comprehensive income:
Unrecognized actuarial loss and prior service costs (net of income tax of $10,293)				(17,120)			(17,120)
Increase in estimated fair value of investment in debt securities (net of income tax of $1,710)				2,860			2,860
Cash flow hedge activity (net of income tax of $21)				(31)			(31)

Comprehensive income							82,534

Purchase of treasury shares (85 shares)			(3,039)				(3,039)
Stock awards, stock option exercises, and other shares issued to employees and directors, net of income tax of $1,197 (150 shares)		1,588	2,100				3,688

Dividends declared ($0.4810 per common share)					(8,900)		(8,900)

Balances at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842

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

Certain balance sheet items have been reclassified from their prior presentation to conform to the current year presentation. These reclassifications are not considered material and had no effect on the statement of income, statement of equity, current assets, current liabilities or operating cash flows as previously reported.

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

A significant portion of restricted cash is held in escrow for certain of the Company’s industrial development revenue bonds described in Note 10.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly. The allowance is based both on specific identification of potentially uncollectible accounts and the application of a consistent policy to estimate the allowance necessary for the remaining accounts receivable. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation. Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered.

Commodity Derivatives and Inventories

The Company’s operating results can be affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties.

The exchange traded contracts are primarily via the regulated Chicago Mercantile Exchange (the “CME”). The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

The Company accounts for its commodity derivatives at fair value, the same method it uses to value grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the Consolidated Statements of Income. Additional information about the fair value of the Company’s commodity derivatives is presented in Note 4 to the Consolidated Financial Statements.

All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Additional information about inventories is presented in Note 2 to the Consolidated Financial Statements.

Derivatives – Master Netting Arrangements

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets. Additional information about the Company’s master netting arrangements is presented in Note 4 to the Consolidated Financial Statements.

Derivatives – Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has a long-term interest rate swap recorded in other long-term liabilities and a foreign currency collar recorded in other assets and has designated them as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company’s interest rate derivatives is presented in Note 4 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (ending in May 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at the end of the contract. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The payable balance was $33.2 million and $16.7 million as of December 31, 2011 and 2010, respectively.

Railcars

The Company’s Rail Group purchases, leases, markets and manages railcars for third parties and for internal use. Railcars to which the Company holds title are shown on the balance sheet in one of two categories – other current assets (for railcars that are available for sale) or railcar assets leased to others. Railcars leased to others, both on short and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.

Railcars have statutory lives of either 40 or 50 years, measured from the date built. At the time of purchase, the remaining statutory life is used in determining useful lives which are depreciated on a straight-line basis. Additional information regarding railcar assets leased to others is presented in Note 3 to the Consolidated Financial Statements.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements – 16 years; leasehold improvements – the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities – 20 to 30 years; machinery and equipment – 3 to 20 years; and software – 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations. Additional information regarding the Company’s property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

Deferred Debt Issue Costs

Costs associated with the issuance of debt are capitalized. These costs are amortized using an interest-method equivalent over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff if the loan does not contain a prepayment penalty. Capitalized costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.

Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years) on the straight-line method. Goodwill is not amortized but is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. Additional information about the Company’s goodwill and intangible assets is presented in Note 12 to the Consolidated Financial Statements.

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

Accounts Payable for Grain

Accounts payable for grain includes certain amounts related to grain purchases for which, even though the Company has taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which grain inventory is valued and equated to $71.1 million and $37.8 million as of December 31, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, adjusted for revisions to performance expectations. Additional information about the Company’s stock compensation plans is presented in Note 14 to the Consolidated Financial Statements.

Deferred Compensation Liability

Included in accrued expenses are $6.2 million and $5.8 million at December 31, 2011 and 2010, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company’s qualified defined contribution plan. Assets funding this plan are recorded at fair value and are equal to the value of this liability. This plan has no impact on results of operations as the changes in the fair value of the assets are offset on a one-for-one basis, by the change in the recorded amount of the deferred compensation liability.

Revenue Recognition

Sales of grain and ethanol are primarily recognized at the time of shipment, which is when title and risk of loss transfers to the customer. Direct ship grain sales (where the Company never takes physical possession of the grain) are recognized when the grain arrives at the customer’s facility. Revenues from other grain and ethanol merchandising activities are recognized as services are provided; gains and losses on the market value of grain inventory as well as commodity derivatives are recognized into revenue on a daily basis when these positions are marked-to-market. Sales of other products are recognized at the time title and risk of loss transfers to the customer, which is generally at the time of shipment or, in the case of the retail store sales, when the customer takes possession of the goods. Revenues for all other services are recognized as the service is provided.

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

Rail Lease Accounting

In addition to the sale of railcars that the Company makes to financial intermediaries on a non-recourse basis and records as revenue as discussed above, the Company also acts as the lessor and / or the lessee in various leasing arrangements as described below.

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

The Company expenses operating lease payments on a straight-line basis over the lease term. Additional information about railcar leasing activities is presented in Note 11 to the Consolidated Financial Statements.

Income Taxes

Income tax expense for each period includes current tax expense plus deferred expense, which is related to the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable, as applicable.

The annual effective tax rate is determined by income tax expense from continuing operations, described above, as a percentage of pretax book income. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

The Company records reserves for uncertain tax positions when, despite the belief that tax return positions are fully supportable, it is anticipated that certain tax return positions are likely to be challenged and that the Company may not prevail. These reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit or the lapse of statutes of limitations.

Additional information about the Company’s income taxes is presented in Note 13 to the Consolidated Financial Statements.

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

These estimates and assumptions are based on the Company’s historical experience combined with management’s knowledge and understanding of current facts and circumstances. The selection of the discount rate is based on an index given projected plan payouts.

Accumulated Other Comprehensive Loss

The balance in accumulated other comprehensive loss at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011	2010
Unrecognized actuarial loss and prior service costs	$(46,482)	$(29,362)
Cash flow hedges	(1,154)	(1,122)
Increase in estimated fair value of investment in debt securities	4,546	1,685

	$(43,090)	$(28,799)

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty operating segment. The Company expended approximately $0.8 million, $1.8 million and $1.4 million on research and development activities during 2011, 2010 and 2009, respectively. In 2008, the Company, along with several partners, was awarded a $5 million grant from the Ohio Third Frontier Commission. The grant is for the development and commercialization of advanced granules and other emerging technologies to provide solutions for the economic health and environmental concerns of today’s agricultural industry. For the years ended December 31, 2011, 2010 and 2009, the Company received $0.3 million, $0.9 million and $0.9 million, respectively, as part of this grant.

Advertising

Advertising costs are expensed as incurred. Advertising expense of $4.0 million, $4.1 million and $4.0 million in 2011, 2010, and 2009, respectively, is included in operating, administrative and general expenses.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Code (“ASC”) Topic 820, to clarify requirements on fair value measurements and related disclosures. This update is effective for interim and annual periods beginning after December 15, 2011. The additional requirements in this update will be included in the note on fair value measurements upon adoption in the first quarter of 2012. The new standard will have no impact on financial condition or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 eliminate the option to report other comprehensive income in the statement of equity and require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will change financial statement presentation and require expanded disclosures in the Company’s Consolidated Financial Statements but will not impact financial results.

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

The Company implemented the requirements of ASU 2011-08 for the 2011 annual goodwill impairment analysis that was completed in the fourth quarter. See Note 12 to the Consolidated Financial Statements for more information on the analysis performed.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The adoption of this amended guidance will require expanded disclosure in the notes to the Company’s Consolidated Financial Statements but will not impact financial results.

2. Inventories

Major classes of inventories are as follows:

	December 31,
(in thousands)	2011	2010

Grain	$570,337	$493,911
Ethanol	5,461	3,356
Agricultural fertilizer and supplies	118,716	90,182
Lawn and garden fertilizer and corncob products	37,001	32,954
Retail merchandise	25,612	24,416
Railcar repair parts	3,063	2,058
Other	269	312

	$760,459	$647,189

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2011	2010

Land	$17,655	$15,424
Land improvements and leasehold improvements	47,958	45,080
Buildings and storage facilities	150,461	141,349
Machinery and equipment	191,833	181,650
Software	10,861	10,306
Construction in progress	13,006	2,572

	431,774	396,381
Less: accumulated depreciation and amortization	256,687	245,349

	$175,087	$151,032

Depreciation expense on property, plant and equipment amounted to $20.4 million, $18.7 million and $17.4 million in 2011, 2010 and 2009, respectively.

Railcar assets leased to others

The components of railcar assets leased to others are as follows:

	December 31,
(in thousands)	2011	2010

Railcar assets leased to others	$272,883	$234,667
Less: accumulated depreciation	75,746	66,184

	$197,137	$168,483

Depreciation expense on railcar assets leased to others amounted to $13.8 million, $14.0 million and $14.1 million in 2011, 2010 and 2009, respectively.

During the fourth quarter of 2010, a group of railcars were found to have major defects and were written down to scrap value which resulted in a $1.2 million loss. There were no significant impairment charges incurred in 2011.

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

The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the regulated Chicago Mercantile Exchange. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues.

The following table presents at December 31, 2011 and December 31, 2010, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral.

	December 31, 2011		December 31, 2010
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$66,870	$—	$166,589	$—
Collateral received	—	—	—	—
Fair value of derivatives	(20,480)	—	(146,330)	—

Balance at end of period	$46,390	$—	$20,259	$—

Certain contracts allow the Company to post grain inventory as collateral rather than cash. Grain inventory posted as collateral on derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the estimated fair value of such inventory was $1.0 million and $27.3 million as of December 31, 2011 and 2010, respectively.

The following table presents the fair value of the Company’s commodity derivatives as of December 31, 2011 and 2010, and the balance sheet line item in which they are located:

	December 31,
(in thousands)	2011	2010
Forward commodity contracts included in Commodity derivative assets - current	$37,560	$226,216
Forward commodity contracts included in Commodity derivative assets - noncurrent	2,289	18,113
Forward commodity contracts included in Commodity derivative liabilities - current	(15,874)	(57,621)
Forward commodity contracts included in Commodity derivative liabilities - noncurrent	(1,519)	(3,279)
Regulated futures and options contracts included in Commodity derivatives (a)	(23,367)	(105,030)
Over-the-counter contracts included in Commodity derivatives (a)	2,887	(41,300)

Total estimated fair value of commodity derivatives	$1,976	$37,099

(a)	The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets.

The gains included in the Company’s Consolidated Statements of Income and the line items in which they are located for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$131,209	$(53,942)

At December 31, 2011, the Company had the following bushels of grain commodity derivative contracts and gallons of ethanol derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of tons (in thousands)	Number of gallons (in thousands)
Non-exchange traded:
Corn	200,072	—	—
Soybeans	10,568	—	—
Wheat	6,593	—	—
Oats	11,581	—	—
Ethanol	—	—	239,240
Other	—	98	—

Subtotal	228,814	98	239,240

Exchange traded:
Corn	96,500	—	—
Soybeans	16,570	—	—
Wheat	46,935	—	—
Oats	1,715	—	—
Ethanol	—	—	29,463
Other	—	—	10

Subtotal	161,720	—	29,473

Total	390,534	98	268,713

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company’s long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For each of the years ended December 31, 2011, 2010 and 2009, the Company reclassified less than $0.1 million of accumulated other comprehensive loss into earnings. The Company expects to reclassify less than $0.1 million of accumulated other comprehensive loss into earnings in the next twelve months.

The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its interest rate derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and changes in fair value are recognized currently in income as interest expense.

The following table presents the open interest rate contracts at December 31, 2011:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate

Short-term
Caps	2011	2012	$80.0	Interest rate component of debt – not accounted for as a hedge	0.60% to 3.42%

Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease – not accounted for as a hedge	5.23%
Swap	2006	2016	$14.0	Interest rate component of debt – accounted for as cash flow hedge	5.95%
Cap	2011	2014	$20.0	Interest rate component of debt – not accounted for as a hedge	1.36%
Cap	2011	2013	$40.0	Interest rate component of debt – not accounted for as a hedge	1.62% to 1.65%

At December 31, 2011 and 2010, the Company had recorded the following amounts for the fair value of the Company’s interest rate derivatives:

	December 31,
(in thousands)	2011	2010
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$31	$6
Interest rate contracts included in other long term liabilities	(372)	(368)

Total fair value of interest rate derivatives not designated as hedging instruments	$(341)	$(362)

Derivatives designated as hedging instruments
Interest rate contract included in other long term liabilities	$(1,856)	$(1,768)

Total fair value of interest rate derivatives designated as hedging instruments	$(1,856)	$(1,768)

The losses included in the Company’s Consolidated Statements of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2011	2010
Interest expense	$(232)	$(133)

The losses included in the Company’s Consolidated Statements of Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2011	2010
Accumulated other comprehensive loss	$(88)	$(229)

Foreign Currency Derivatives

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

At December 31, 2011 and 2010, the Company had recorded the following amount for the fair value of the Company’s foreign currency derivatives:

	Year ended December 31,
(in thousands)	2011	2010
Foreign currency contract included in other assets	$—	$(26)

The gains (losses) included in the Company’s Consolidated Statements of Equity and the line item in which they are located for foreign currency derivatives designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2011	2010
Accumulated other comprehensive loss	$26	$(68)

Swaptions

In 2011, the Company entered into two $10 million swaptions for Rail purchase options on sale leaseback transactions to manage the risk of higher interest rates in the future. The effective dates of the options to enter into a swap are September 28, 2012 and 2013. The swaptions are recorded at fair value and are marked-to-market each reporting period, with the change recorded in income as interest expense.

At December 31, 2011 and 2010, the Company had recorded the following amount for the fair value of the Company’s swaptions:

	December 31,
(in thousands)	2011	2010
Swaptions included in other assets	$19	$—

The losses included in the Company’s Consolidated Statements of Income and the line item in which they are located for swaptions are as follows:

	December 31,
(in thousands)	2011	2010
Interest expense	$(328)	$—

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

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net income attributable to The Andersons, Inc.	$95,106	$64,662	$38,351
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	369	204	122

Earnings available to common shareholders	$94,737	$64,458	$38,229

Earnings per share – basic:
Weighted average shares outstanding – basic	18,457	18,356	18,190
Earnings per common share – basic	$5.13	$3.51	$2.10

Earnings per share – diluted:
Weighted average shares outstanding – basic	18,457	18,356	18,190
Effect of dilutive options	162	151	179

Weighted average shares outstanding – diluted	18,619	18,507	18,369

Earnings per common share – diluted	$5.09	$3.48	$2.08

There were no antidilutive equity instruments at December 31, 2011, 2010 or 2009.

6. Employee Benefit Plan Obligations

The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company’s expense for its defined contribution plans amounted to $7.8 million in 2011, $5.3 million in 2010 and $3.3 million in 2009. The Company also provides certain health insurance benefits to employees as well as retirees.

The Company has both funded and unfunded noncontributory defined benefit pension plans. The plans provide defined benefits based on years of service and average monthly compensation using a career average formula. Pension benefits for the retail line of business employees were frozen at December 31, 2006. Pension benefits for the non-retail line of business employees were frozen at July 1, 2010.

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company’s share for most retirees.

In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. One of the provisions of the PPACA eliminates the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. As a result, the Company was required to make an adjustment to its deferred tax asset associated with its postretirement benefit plan in the amount of $1.4 million for the year ended December 31, 2010. The offset to this adjustment was included in the provision for income taxes on the Company’s Consolidated Statements of Income.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2011	2010	2011	2010
Benefit obligation at beginning of year	$90,603	$74,875	$24,593	$21,294
Service cost	—	1,614	555	465
Interest cost	4,578	4,339	1,285	1,213
Actuarial (gains)/losses	16,363	12,120	6,020	2,383
Participant contributions	—	—	478	444
Retiree drug subsidy received	—	—	202	118
Benefits paid	(1,568)	(2,345)	(1,575)	(1,324)

Benefit obligation at end of year	$109,976	$90,603	$31,558	$24,593

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$84,097	$70,423	$—	$—
Actual gains (loss) on plan assets	(91)	9,852	—	—
Company contributions	5,167	6,167	1,097	880
Participant contributions	—	—	478	444
Benefits paid	(1,568)	(2,345)	(1,575)	(1,324)

Fair value of plan assets at end of year	$87,605	$84,097	$—	$—

Funded status of plans at end of year	$(22,371)	$(6,506)	$(31,558)	$(24,593)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2011 and 2010 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Accrued expenses	$(213)	$(210)	$(1,211)	$(1,196)
Employee benefit plan obligations	(22,158)	(6,296)	(30,347)	(23,397)

Net amount recognized	$(22,371)	$(6,506)	$(31,558)	$(24,593)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2011:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$39,161	$—	$10,761	$(3,070)
Amounts arising during the period	22,691	—	6,020	—
Amounts recognized as a component of net periodic benefit cost	(940)	—	(901)	543

Balance at end of year	$60,912	$—	$15,880	$(2,527)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(543)	$(543)
Net actuarial loss	1,799	1,306	3,105

The accumulated benefit obligations related to the Company’s defined benefit pension plans are $110.0 million and $90.4 million as of December 31, 2011 and 2010, respectively.

Amounts applicable to the Company’s defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2011	2010
Projected benefit obligation	$109,976	$90,603
Accumulated benefit obligation	$109,976	$90,357

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2012	$3,784	$1,372	$(161)
2013	3,980	1,455	(187)
2014	4,346	1,547	(209)
2015	5,036	1,638	(236)
2016	5,279	1,723	(267)
2017-2021	31,164	10,040	(1,903)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
(in thousands)	2011	2010	2009	2011	2010	2009

Service cost	$—	$1,614	$2,861	$555	$465	$412
Interest cost	4,578	4,339	4,001	1,285	1,213	1,155
Expected return on plan assets	(6,236)	(5,451)	(4,356)	—	—	—
Amortization of prior service cost	—	—	(392)	(543)	(511)	(511)
Recognized net actuarial loss	940	1,817	3,503	901	691	624
Curtailment gain	—	—	(4,132)	—	—	—

Net periodic benefit cost	$(718)	$2,319	$1,485	$2,198	$1,858	$1,680

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	4.30%	5.20%	5.70%	4.30%	5.30%	5.80%
Rate of compensation increases	N/A	3.50%	3.50%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	5.20%	5.70%	6.10%	5.30%	5.80%	6.10%
Expected long-term return on plan assets	7.75%	8.00%	8.25%	—	—	—
Rate of compensation increases	3.50%	3.50%	4.50%	—	—	—

(a)	In 2011, 2010 and 2009, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 3.20%, 4.20% and 6.00% in 2011, 2010 and 2009, respectively.
(b)	In 2011 and 2010, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 4.20% and 6.00% in 2011 and 2010, respectively.

The discount rate is calculated based on projecting future cash flows and aligning each year’s cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.

The expected long-term return on plan assets was determined based on the current asset allocation and historical results from plan inception. The expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on a goal of earning the highest rate of return while maintaining risk at acceptable levels and is disclosed in the Plan Assets section of this Note. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

Assumed Health Care Cost Trend Rates at Beginning of Year

	2011	2010
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2011	$(18)	$16
Effect on postretirement benefit obligation as of December 31, 2011	(164)	140

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2011	2010

Equity securities	57%	68%
Fixed income securities	41%	31%
Cash and equivalents	2%	1%

	100%	100%

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

The following table presents the fair value of the assets (by asset category) in the Company’s defined benefit pension plan at December 31, 2011 and 2010:

December 31, 2011

	$00,000	$00,000	$00,000	$00,000
(in thousands) Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$10,773	$—	$—	$10,773
Money market fund	—	1,659	—	1,659
Equity funds	—	39,573	—	39,573
Fixed income funds	—	35,600	—	35,600

Total	$10,773	$76,832	$—	$87,605

December 31, 2010

	$00,000	$00,000	$00,000	$00,000
(in thousands) Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$12,119	$—	$—	$12,119
Money market fund	—	793	—	793
Equity funds	—	45,502	—	45,502
Fixed income funds	—	25,683	—	25,683

Total	$12,119	$71,978	$—	$84,097

There is no equity or debt of the Company included in the assets of the defined benefit plan.

Cash Flows

The Company expects to make contributions to the defined benefit pension plan of up to $3.0 million in 2012. The Company reserves the right to contribute more or less than this amount. For the year ended December 31, 2011, the Company contributed $5.0 million to the defined benefit pension plan.

7. Segment Information

During the first quarter of 2011, management separated the segment previously reported as Grain & Ethanol into two separate reportable segments for external financial reporting. The Company evaluated the impact of this change on the recoverability of goodwill and no impairment charge was necessary. Corresponding items of segment information for earlier periods have been reclassified to conform to current year presentation.

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

Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in “Other” are the corporate level amounts not attributable to an operating segment.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. Capital expenditures include additions to property, plant and equipment, software and intangible assets.

	$0,000,000	$0,000,000	$0,000,000
	Year ended December 31,
(in thousands)	2011	2010	2009
Revenues from external customers
Grain	$2,849,358	$1,936,813	$1,734,574
Ethanol	641,546	468,639	419,404
Plant Nutrient	690,631	619,330	491,293
Rail	107,459	94,816	92,789
Turf & Specialty	129,716	123,549	125,306
Retail	157,621	150,644	161,938
Other	—	—	—

Total	$4,576,331	$3,393,791	$3,025,304

	$0,000,000	$0,000,000	$0,000,000
	Year ended December 31,
(in thousands)	2011	2010	2009
Inter-segment sales
Grain	$2	$3	$9
Ethanol	—	—	—
Plant Nutrient	16,527	13,517	12,245
Rail	593	637	634
Turf & Specialty	2,062	1,636	1,504
Retail	—	—	—
Other	—	—	—

Total	$19,184	$15,793	$14,392

	$0,000,000	$0,000,000	$0,000,000
	Year ended December 31,
(in thousands)	2011	2010	2009
Equity in earnings (loss) of affiliates
Grain	$23,748	$15,648	$5,816
Ethanol	17,715	10,351	11,636
Plant Nutrient	(13)	8	8
Rail	—	—	—
Turf & Specialty	—	—	—
Retail	—	—	—
Other	—	—	3

Total	$41,450	$26,007	$17,463

	Year ended December 31,
(in thousands)	2011	2010	2009
Other income, net
Grain	$2,462	$2,557	$2,030
Ethanol	159	176	289
Plant Nutrient	704	1,298	1,755
Rail	2,866	4,502	485
Turf & Specialty	880	1,335	1,131
Retail	638	608	683
Other	213	1,176	1,958

Total	$7,922	$11,652	$8,331

	Year ended December 31,
(in thousands)	2011	2010	2009
Interest expense (income)
Grain	$13,277	$6,686	$8,735
Ethanol	1,048	1,629	628
Plant Nutrient	3,517	3,901	3,933
Rail	5,677	4,928	4,468
Turf & Specialty	1,381	1,604	1,429
Retail	899	1,039	961
Other	(543)	78	534

Total	$25,256	$19,865	$20,688

	Year ended December 31,
(in thousands)	2011	2010	2009
Income (loss) before income taxes
Grain	$87,288	$64,374	$33,777
Ethanol	23,344	17,013	17,577
Plant Nutrient	38,267	30,062	11,294
Rail	9,778	107	(1,034)
Turf & Specialty	2,000	3,443	4,735
Retail	(1,520)	(2,534)	(2,843)
Other	(12,998)	(8,541)	(3,225)
Noncontrolling interest	1,719	219	1,215

Total	$147,878	$104,143	$61,496

	December 31,
(in thousands)	2011	2010	2009
Identifiable assets
Grain	$883,395	$978,273	$451,056
Ethanol	148,975	121,207	145,985
Plant Nutrient	240,543	208,548	205,968
Rail (b) (c)	246,188	196,149	194,748
Turf & Specialty	69,487	62,643	63,353
Retail	52,018	52,430	45,696
Other	93,517	80,140	177,585

Total	$1,734,123	$1,699,390	$1,284,391

(a)	Rail acquired 100% of newly issued cumulative convertible preferred shares in the amount of $13.1 million in 2010.
(b)	Rail also had purchases of railcars in the amount of $64.2 million, $18.4 million and $25.0 million in 2011, 2010 and 2009, respectively.

	Year ended December 31,
(in thousands)	2011	2010	2009
Capital expenditures
Grain	$24,284	$10,343	$6,129
Ethanol	—	—	16
Plant Nutrient	13,296	7,631	6,610
Rail	1,478	927	297
Turf & Specialty	2,089	2,237	1,305
Retail	1,230	8,827	1,157
Other	1,785	932	1,046

Total	$44,162	$30,897	$16,560

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash invested in affiliates
Ethanol	$—	$395	$1,100
Plant Nutrient	21	—	—
Other	100	—	100

Total	$121	$395	$1,200

	Year ended December 31,
(in thousands)	2011	2010	2009
Acquisition of businesses
Grain	$—	$39,293	$—
Plant Nutrient	2,365	—	30,480

Total	$2,365	$39,293	$30,480

	Year ended December 31,
(in thousands)	2011	2010	2009
Depreciation and amortization
Grain	$9,625	$7,580	$5,161
Ethanol	382	371	371
Plant Nutrient	9,913	10,225	8,665
Rail	14,780	15,107	15,967
Turf & Specialty	1,801	2,032	2,314
Retail	2,770	2,400	2,286
Other	1,566	1,198	1,256

Total	$40,837	$38,913	$36,020

Grain sales for export to foreign markets amounted to $164.8 million, $267.3 million and $312.7 million in 2011, 2010 and 2009, respectively. Revenues from leased railcars in Canada totaled $13.3 million, $9.1 million and $12.4 million in 2011, 2010 and 2009, respectively. The net book value of the leased railcars at December 31, 2011 and 2010 was $29.0 million and $22.0 million, respectively. Lease revenue on railcars in Mexico totaled $0.4 million in 2011, $0.3 million in 2010 and $0.3 million in 2009.

8. Related Parties

Equity Method Investments

The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.

In January 2003, the Company became a minority investor in LTG, which focuses on grain merchandising as well as trading related to the energy and biofuels industry. The Company has increased its investment in LTG over time. As a result of share redemptions by LTG, the Company’s ownership percentage in LTG increased to 52% during the second quarter of 2010. Even though the Company holds a majority of the outstanding shares, all major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the operating agreement between LTG and its owners, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method. The Company sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.

In 2005, the Company became a minority investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-product distillers dried grains (“DDG”) at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Albion, Michigan grain facility to TAAE. During the third quarter of 2010, the Company purchased 59 additional units of TAAE from one of its investors. This purchase gives the Company 5,001 units, or a 50.01% ownership interest. While the Company holds a majority of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

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

The Company has marketing agreements with the three ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases 100% of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2011, 2010 and 2009, revenues recognized for the sale of ethanol purchased from related parties were $678.8 million, $482.6 million and $402.1 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates 100% of the corn used in production for each ethanol LLC.

For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2011, 2010 and 2009, revenues recognized for the sale of corn under these agreements were $706.6 million, $445.6 million and $404.2 million, respectively. As part of the corn origination agreements, the Company also markets the ethanol DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the customer for DDG sales where the Company has identified the buyer. At December 31, 2011 and 2010, the three ethanol entities had a combined receivable balance for DDG of $7.8 million and $6.8 million, respectively, of which only $3,000 and $15,000, respectively, was more than thirty days past due. The Company has concluded that the fair value of this guarantee is inconsequential.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. At December 31, 2011, the fair value of derivative contracts with related parties was a gross asset and liability of $0.6 million and $1.9 million, respectively.

The following table presents aggregate summarized financial information of LTG, TAAE, TACE and TAME as they qualified as significant subsidiaries in the aggregate. LTG was the only equity method investment that qualified as a significant subsidiary individually for the years ended December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010	2009
Sales	$6,938,345	$4,707,422	$3,436,192
Gross profit	168,383	133,653	106,755
Income from continuing operations	90,510	59,046	37,439
Net income	87,673	57,691	37,757

Current assets	707,400	697,371
Non-current assets	336,554	352,441
Current liabilities	514,671	550,463
Non-current liabilities	100,315	115,735
Noncontrolling interest	26,799	31,294

The following table summarizes income earned from the Company’s equity method investees by entity:

(in thousands)	% ownership at December 31, 2011 (direct and indirect)	2011	December 31, 2010	2009
The Andersons Albion Ethanol LLC	50%	$5,285	$3,916	$5,735
The Andersons Clymers Ethanol LLC	38%	4,341	5,318	2,965
The Andersons Marathon Ethanol LLC	50%	8,089	1,117	2,936
Lansing Trade Group, LLC	52% *	23,558	15,133	5,781
Other	7%-33%	177	523	46

Total		$41,450	$26,007	$17,463

*	This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $17.8 million for the year ended December 31, 2011. The balance in retained earnings at December 31, 2011 that represents undistributed earnings of the Company’s equity method investments is $66.5 million.

The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2011	2010
The Andersons Albion Ethanol LLC	$32,829	$31,048
The Andersons Clymers Ethanol LLC	40,001	37,496
The Andersons Marathon Ethanol LLC	43,019	34,929
Lansing Trade Group, LLC	81,209	70,143
Other	2,003	1,733

Total	$199,061	$175,349

Investment in Debt Securities

During the second quarter of 2010, the Company paid $13.1 million to acquire 100% of newly issued cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares purchased by the Company have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until after five years. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in other noncurrent assets on the Company’s Consolidated Balance Sheets. The estimated fair value of the Company’s investment in IANR as of December 31, 2011 was $20.4 million. Dividends received for the year ended December 31, 2011 were $0.9 million.

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

The Company’s current maximum exposure to loss related to IANR is $22.3 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $1.9 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.

In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2011	2010	2009
Sales and revenues	$864,216	$531,452	$474,724
Purchases of product	636,144	454,314	411,423
Lease income (a)	6,128	5,431	5,442
Labor and benefits reimbursement (b)	10,784	10,760	10,195
Other expenses (c)	192	—	—
Accounts receivable at December 31 (d)	14,730	14,991	13,641
Accounts payable at December 31 (e)	24,530	13,930	18,069

(a)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR.
(b)	The Company provides all operational labor to the ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.
(c)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark.
(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.
(e)	Accounts payable represents amounts due to related parties for purchases of ethanol.

The Company has a processing agreement with Midwest Renewable Energy, LLC (“MRE”) through its acquisition of B4 Grain, Inc. which was completed on December 31, 2010. The agreement stipulates that the Company supplies a sufficient quantity of corn to MRE to allow for ethanol processing at full capacity which the Company will then market on their behalf. The Company has evaluated all of the applicable criteria for an entity subject to consolidation under the provisions of ASC 810-10-15 and has concluded that MRE is considered a VIE. However, as the Company does not have the power to direct the activities that most significantly impact MRE’s economic performance, and does not have the obligation to absorb the losses or right to receive the benefits of MRE, it is not the primary beneficiary of MRE. Therefore, consolidation is not required under the variable interest model. There is no significant risk of loss to the Company relating to this VIE as the Company does not have any equity at risk or obligation to provide additional financial support to MRE.

9. Fair Value Measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010.

(in thousands)	December 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$183	$—	$—	$183
Commodity derivatives, net	43,503	22,876	2,467	68,846
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	24,875	—	(2,178)	22,697

Total	$68,561	$22,876	$20,649	$112,086

(in thousands)	December 31, 2010
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$213	$—	$—	$213
Commodity derivatives, net	61,559	129,723	12,406	203,688
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	17,983	—	(2,156)	15,827

Total	$79,755	$129,723	$26,040	$235,518

(a)	Included in other assets and liabilities is restricted cash, interest rate and foreign currency derivatives, swaptions and deferred compensation assets.
(b)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets

Level 1 commodity derivatives reflect the fair value of the futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2011			2010
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,156)	$15,790	$12,406	$(1,763)	$—	$1,948
Investment in debt securities	—	—	—	—	13,100	—
Gains (losses) included in earnings	(560)	—	(9,109)	(132)	—	(1,519)
Unrealized gains (losses) included in other comprehensive income	(62)	—	—	(297)	—	—
Increase in estimated fair value of investment in debt securities included in other comprehensive income	—	4,570	—	—	2,690	—
New contracts entered into	600	—	—	36	—	—
Transfers to level 2	—	—	(1,234)	—	—	—
Transfers from level 2	—	—	404	—	—	11,977

Asset (liability) at December 31,	$(2,178)	$20,360	$2,467	$(2,156)	$15,790	$12,406

The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company’s convertible preferred securities are measured at fair value using a combination of the income and market approaches. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. A comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for the majority of these commodity contracts.

However, in situations where the Company believes that nonperformance risk exists, based on past or present experience with a customer or knowledge of the customer’s operations or financial condition, the Company classifies these commodity contracts as Level 3 in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of these contracts.

Fair Values of Financial Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 10 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 31, 2011 and 2010, as follows:

(in thousands)	Carrying Amount	Fair Value
2011:
Fixed rate long-term notes payable	$179,160	$186,918
Long-term notes payable, non-recourse	954	966
Debenture bonds	29,483	30,666

	$209,597	$218,550

2010:
Fixed rate long-term notes payable	$196,242	$199,292
Long-term notes payable, non-recourse	15,991	16,157
Debenture bonds	36,887	39,991

	$249,120	$255,440

The fair values of the Company’s cash equivalents, accounts receivable, and accounts payable approximate their carrying values as they are close to maturity.

10. Debt

Borrowing Arrangements

The Company maintains a borrowing arrangement with a syndicate of banks, which was amended on December 7, 2011, and provides the Company with $735 million (“Line A”) in short-term lines of credit and $115 million (“Line B”) in long-term lines of credit. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $35.1 million at December 31, 2011. As of December 31, 2011, $71.5 million in borrowings was outstanding on Line A and no borrowings were outstanding on Line B. Borrowings under the line of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for Line A is December 2014 and September 2015 for Line B. Draw downs that are less than 90 days are recorded net in the Consolidated Statements of Cash Flows.

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

The Company drew $20.0 million on the long-term syndicate line at the end of the first quarter, and again in the second quarter of 2011 as a partial replacement for $25.0 million in long-term private placement debt that was becoming a current maturity and another $17.0 million that was maturing. In the second half of the year, a combination of reduced borrowings due to a drop in commodity prices, increasing earnings and working capital, and lower capital spending than originally planned resulted in pay down of a significant amount of long-term debt. Total payments of long-term debt are $104.0 million year-to-date.

At December 31, 2011, the Company had a total of $743.4 million available for borrowing under its lines of credit.

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2011	2010	2009

Maximum amount borrowed	$601,500	$305,000	$92,700
Weighted average interest rate	2.73%	3.69%	2.89%

Long-Term Debt

Recourse Debt

Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2011	2010
Note payable, 4.80%, payable at maturity, due 2011	$—	$17,000
Note payable, 4.55%, payable at maturity, due 2012	25,000	25,000
Note payable, 5.52%, payable at maturity, due 2013	25,000	25,000
Note payable, 6.10%, payable at maturity, due 2014	25,000	25,000
Note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Note payable, 6.78%, payable at maturity due 2018	41,500	41,500
Note payable, variable rate (2.82% at December 31, 2010), payable $110 monthly plus interest, due 2012 (a)	—	10,031
Note payable, variable rate (1.65% at December 31, 2011), payable in increasing amounts ($875 annually at December 31, 2011) plus interest, due 2023 (a)	13,715	14,590
Note payable, variable rate (1.09% at December 31, 2011), payable $58 monthly plus interest, due 2016 (a)	10,150	10,850
Note payable, 8.5%, payable $15 monthly, due 2016 (a)	1,160	1,242
Industrial development revenue bonds:
Variable rate (2.76% at December 31, 2011), due 2017 (a)	8,881	9,000
Variable rate (2.19% at December 31, 2011), due 2019 (a)	4,650	4,650
Variable rate (2.25% at December 31, 2011), due 2025 (a)	3,100	3,100
Variable rate (1.87% at December 31, 2011), due 2036 (a)	21,000	—
Debenture bonds, 4.00% to 6.5%, due 2011 through 2021	29,483	36,887
Other notes payable and bonds	—	8

	270,139	285,358
Less: current maturities	32,051	21,683

	$238,088	$263,675

(a)	Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $41.6 million

The Company called certain issues of debenture bonds earning a rate of interest of 6% or higher during the fourth quarter of 2011. The total amount called was $18.3 million. At December 31, 2011, the Company had $8.9 million of five-year term debenture bonds bearing interest at 3.0% and $2.7 million of ten-year term debenture bonds bearing interest at 4.25% available for sale under an existing registration statement.

The Company’s short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:

•	tangible net worth of not less than $300 million

•	current ratio net of hedged inventory of not less than 1.25 to 1

•	debt to capitalization ratio of not more than 70%

•	asset coverage ratio of not more than 70%

•	interest coverage ratio of not less than 2.75 to 1

The Company was in compliance with all covenants at and during the years ended December 31, 2011 and 2010.

The aggregate annual maturities of long-term debt are as follows: 2012 — $32.1 million; 2013 — $27.2 million; 2014 — $29.6 million; 2015 — $70.0 million; 2016 — $16.5 million; and $94.8 million thereafter.

Non-Recourse Debt

The Company’s non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2011	2010

Note payable, 5.96%, payable $218 monthly plus interest, due 2013	$—	$14,550
Note payable, 6.37%, payable $24 monthly, due 2014	954	1,405
Note payable, 7.06%, payable $2 monthly, due 2011	—	36

	954	15,991
Less: current maturities	157	2,841

	$797	$13,150

In 2005, The Andersons Rail Operating I (“TARO I”), a wholly-owned subsidiary of the Company, issued $41 million in non-recourse long-term debt for the purpose of purchasing 2,293 railcars and related leases from the Company. The balance outstanding on the TARO I non-recourse long-term debt at December 31, 2010 was $14.6 million. The full amount of the note was paid off prior to December 31, 2011.

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2012 — $0.2 million; 2013 — $0.2 million; 2014 — $0.6 million and $0.0 million thereafter.

Interest paid (including interest on short-term lines of credit) amounted to $25.2 million, $20.0 million and $20.0 million in 2011, 2010 and 2009, respectively.

11. Commitments and Contingencies

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

Lease income from operating leases (with the Company as lessor) to customers (including month to month and per diem leases) and rental expense for railcar operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2011	2010	2009

Rental and service income – operating leases	$68,124	$60,700	$73,575

Rental expense	$16,303	$20,023	$24,271

Lease income recognized under per diem arrangements (described in Note 1) totaled $2.9 million, $2.6 million and $3.9 million in 2011, 2010 and 2009, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable railcar operating leases greater than one year are as follows:

(in thousands)	Future Rental and Service Income – Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2012	$53,848	$12,575
2013	39,435	9,014
2014	26,676	6,572
2015	19,756	6,396
2016	14,704	6,174
Future years	22,923	10,230

	$177,342	$50,961

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2011, 2010 and 2009 were $2.8 million, $2.9 million and $3.0 million, respectively.

Other leasing activities:

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $6.3 million, $5.6 million and $5.1 million in 2011, 2010 and 2009, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2011 are as follows: 2012 — $4.2 million; 2013 — $3.0 million; 2014 — $1.8 million; 2015 — $1.3 million; 2016 — $0.4 million; and $1.4 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for 5 renewals of 7.5 years each. Lease income for the years ended December 31, 2011, 2010 and 2009 was $1.9 million, $1.8 million and $1.8 million, respectively.

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

The estimated range of loss for all outstanding claims that are considered reasonably possible of occurring is not significant. There are several pending claims for which the question of loss or the range of loss cannot be estimated at this time, among them the investigation of the Maumee River in Toledo Ohio with which we are cooperating.

In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded to-date due to uncertainty of the final amount and overall collectability of any amount against the defendant.

12. Goodwill and Intangible Assets

The Company has goodwill of $12.5 million included in other assets on the Consolidated Balance Sheets. Goodwill includes $5.0 million in the Grain business, $6.8 million in the Plant Nutrient business and $0.7 million in the Turf & Specialty business. The total amount of goodwill in the Plant Nutrient business includes $1.7 million goodwill from the 2011 acquisition discussed in Note 16, Business Acquisitions.

Goodwill is tested annually for impairment as of December 31 or whenever events or circumstances change that would indicate that an impairment of goodwill may be present. There have been no goodwill impairment charges historically. In 2010, the reporting units’ fair value significantly exceeded its carrying value. In the fourth quarter of 2011, the Company performed a qualitative goodwill impairment analysis. In performing this qualitative assessment of goodwill, management has considered the following relevant events and circumstances:

•	Macroeconomic conditions including, but not limited to deterioration in general economic conditions, limitation on accessing capital, or other developments in equity and credit markets;

•

Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity’s products or services, or a regulatory or political development;

•	Cost factors such as increases in commodity prices, raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers and;

•

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

There is a certain degree of uncertainty associated with the key assumptions used. Potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions include significant volatility in commodity prices or raw material prices and unanticipated changes in the economy or industries within which the businesses operate. When considering all factors in totality, management believes it is more likely than not that the fair value of goodwill exceeds its carrying amount, and as such, no further analysis was required for purposes of testing goodwill for impairment.

The Company’s intangible assets are included in other assets and are as follows:

(in thousands)	Group	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2011
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,331	$131
Acquired customer list	Plant Nutrient	4,096	1,098	2,998
Acquired customer list	Grain	1,250	433	817
Acquired non-compete agreement	Plant Nutrient	1,319	847	472
Acquired non-compete agreement	Grain	175	46	129
Acquired marketing agreement	Plant Nutrient	1,607	825	782
Acquired supply agreement	Plant Nutrient	4,846	1,443	3,403
Acquired grower agreement	Grain	300	175	125
Patents and other	Various	943	474	469
Lease intangible	Rail	2,222	1,433	789

		$20,220	$10,105	$10,115

December 31, 2010
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,299	$163
Acquired customer list	Plant Nutrient	3,846	670	3,176
Acquired customer list	Grain	1,250	150	1,100
Acquired non-compete agreement	Plant Nutrient	1,250	594	656
Acquired non-compete agreement	Grain	175	11	164
Acquired marketing agreement	Plant Nutrient	1,604	619	985
Acquired supply agreement	Plant Nutrient	4,846	926	3,920
Acquired grower agreement	Grain	300	75	225
Acquired patents and other	Various	943	401	542
Lease intangible	Rail	1,673	633	1,040

		$19,349	$7,378	$11,971

Amortization expense for intangible assets was $2.8 million, $2.4 million and $1.2 million for 2011, 2010 and 2009, respectively. Expected future annual amortization expense is as follows: 2012 — $2.8 million; 2013 — $1.6 million; 2014 — $1.2 million; 2015 — $1.0 million; and 2016 — $0.9 million.

13. Income Taxes

Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$39,015	$22,288	$4,848
State and local	5,603	3,613	828
Foreign	962	1,156	(176)

	$45,580	$27,057	$5,500

Deferred:
Federal	$5,281	$13,558	$15,638
State and local	553	595	1,833
Foreign	(361)	(1,948)	(1,041)

	$5,473	$12,205	$16,430

Total:
Federal	$44,296	$35,846	$20,486
State and local	6,156	4,208	2,661
Foreign	601	(792)	(1,217)

	$51,053	$39,262	$21,930

Income before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009
U.S. income	$146,420	$106,184	$64,359
Foreign	1,458	(2,041)	(2,863)

	$147,878	$104,143	$61,496

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(1.6)	(1.1)	(0.4)
Effect of Patient Protection and Affordable Care Act	—	1.4	—
State and local income taxes, net of related federal taxes	2.7	2.5	2.8
Other, net	(1.6)	(0.1)	(1.7)

Effective tax rate	34.5%	37.7%	35.7%

Income taxes paid in 2011 were $48.9 million. Income taxes paid in 2010 were $24.8 million. Income tax refunds of $24.2 million were received in 2009.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2011	2010
Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(72,997)	$(64,392)
Prepaid employee benefits	(15,419)	(12,724)
Investments	(23,262)	(20,242)
Other	(3,205)	(3,877)

	(114,883)	(101,235)

Deferred tax assets:
Employee benefits	42,482	32,463
Accounts and notes receivable	1,909	2,212
Inventory	6,326	7,056
Deferred expenses	16,022	10,036
Net operating loss carryforwards	1,299	1,207
Other	3,688	2,425

Total deferred tax assets	71,726	55,399
Valuation allowance	—	—

	71,726	55,399

Net deferred tax liabilities	$(43,157)	$(45,836)

On December 31, 2011 the Company had $13.9 million in state net operating loss carryforwards that expire from 2017 to 2023. A deferred tax asset of $0.6 million has been recorded with respect to state net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2010 the Company had recorded a $0.6 million deferred tax asset and no valuation allowance with respect to state net operating loss carryforwards.

On December 31, 2011, the Company had $2.9 million in cumulative Canadian net operating losses that expire from 2029 to 2031. A deferred tax asset of $0.7 million has been recorded with respect to Canadian net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2010 the Company had recorded a deferred tax asset, and no valuation allowance, of $0.6 million with respect to Canadian net operating loss carryforwards.

On December 31, 2011, the Company had recorded a $2.0 million deferred tax asset related to U.S. foreign tax credit carryforwards that expire from 2020 through 2022. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2010, the Company had $0.8 million in U.S. foreign credit carryforwards that expire in 2020 and 2021 and no valuation allowance with respect to the foreign credit carryforwards.

The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. During 2011, there was no cash resulting from the exercise of awards and the Company realized no tax benefit from the exercise of awards. For 2010, the amount of cash resulting from the exercise of awards was $0.2 million and the tax benefit the Company realized from the exercise of awards was $0.8 million.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by U.S. tax authorities for years before 2007 and is no longer subject to examinations by foreign jurisdictions for years before 2006. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2008.

A reconciliation of the January 1, 2009 to December 31, 2011 amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2009	$727
Additions based on tax positions related to the current year	28
Reductions based on tax positions related to prior years	(25)
Reductions for settlements with taxing authorities	(153)
Reductions as a result of a lapse in statute of limitations	(259)

Balance at December 31, 2009	318

Additions based on tax positions related to the current year	20
Additions based on tax positions related to prior years	474
Reductions as a result of a lapse in statute of limitations	(198)

Balance at December 31, 2010	614

Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	43
Reductions as a result of a lapse in statute of limitations	(22)

Balance at December 31, 2011	$635

The unrecognized tax benefits at December 31, 2011 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The Company does not anticipate any significant changes during 2012 in the amount of unrecognized tax benefits.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.2 million accrued for the payment of interest and penalties at December 31, 2011. The net interest and penalties expense for 2011 is $0.1 million benefit, due to the reduction in uncertain tax positions and associated release of previously recorded interest and penalties. The Company had $0.3 million accrued for the payment of interest and penalties at December 31, 2010. The net interest and penalties expense for 2010 was $0.1 million.

14. Stock Compensation Plans

The Company’s 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company’s common shares plus 426,000 common shares that remained available under a prior plan. In 2008, shareholders approved an additional 500,000 of the Company’s common shares to be available under the LT Plan. As of December 31, 2011, approximately 396,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $4.1 million, $2.6 million and $2.7 million in 2011, 2010 and 2009, respectively.

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

Beginning in 2011, the Company replaced the SOSAR equity awards with full value Restricted Stock Awards (“RSAs”). No SOSAR equity awards were granted in 2011.

The fair value for SOSARs granted in previous years was estimated at the date of grant, using a Black-Scholes option pricing model with the weighted average assumptions listed below. Volatility was estimated based on the historical volatility of the Company’s common shares over the past five years. The average expected life was based on the contractual term of the award and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

	2011	2010	2009
Risk free interest rate	—	1.96%	1.89%
Dividend yield	—	1.10%	3.18%
Volatility factor of the expected market price of the Company’s common shares	—	.560	.520
Expected life for the options (in years)	—	4.10	4.10

A reconciliation of the number of SOSARs and stock options outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2011, and changes during the period then ended is as follows:

	Shares (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Options & SOSARs outstanding at January 1, 2011	851	$33.38
SOSARs granted	—	—
Options exercised	(329)	35.66
Options & SOSARs cancelled / forfeited	(19)	41.65

Options and SOSARs outstanding at December 31, 2011	503	$31.56	1.81	$6,380

Vested and expected to vest at December 31, 2011	501	$31.58	1.80	$6,352

Options exercisable at December 31, 2011	363	$34.57	1.41	$3,597

	2011	2010	2009
Total intrinsic value of options exercised during the year ended December 31 (000’s)	$3,817	$2,724	$2,127

Total fair value of shares vested during the year ended December 31 (000’s)	$816	$3,084	$4,145

Weighted average fair value of options granted during the year ended December 31	$—	$13.75	$3.80

As of December 31, 2011, there was $0.1 million of total unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan. That cost is expected to be recognized over the next 0.17 years.

Restricted Stock Awards

The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares have a three year vesting period. Total restricted stock expense is equal to the market value of the Company’s common shares on the date of the award and is recognized over the service period. In 2011, there were 46,862 shares issued to members of management and directors.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2011, and changes during the period then ended, is presented below:

Nonvested Shares	Shares (000)’s	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2011	64	$26.52
Granted	47	47.80
Vested	(17)	45.49
Forfeited	(1)	40.81

Nonvested at December 31, 2011	93	$33.54

	2011	2010	2009
Total fair value of shares vested during the year ended December 31 (000’s)	$1,367	$566	$109

Weighted average fair value of restricted shares granted during the year ended December 31	$47.80	$32.75	$11.02

As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Performance Share Units (“PSUs”)

The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company’s common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2011 there were 77,025 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2009, 2010 and 2011 at 40%, 100%, and 100%, respectively, of the maximum amount available for issuance.

PSUs Activity

A summary of the status of the Company’s PSUs as of December 31, 2011, and changes during the period then ended, is presented below:

Nonvested Shares	Shares (000)’s	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2011	124	$26.90
Granted	77	47.80
Vested	—	—
Forfeited	(36)	44.97

Nonvested at December 31, 2011	165	$32.73

	2011	2010	2009
Weighted average fair value of PSUs granted during the year ended December 31	$47.80	$32.69	$10.81

As of December 31, 2011, there was $2.9 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company’s 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 266,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2011	2010	2009
Employee Share Purchase Plan
Risk free interest rate	0.27%	0.47%	0.37%
Dividend yield	1.21%	1.10%	2.06%
Volatility factor of the expected market price of the Company’s common shares	.340	.544	.673
Expected life for the options (in years)	1.00	1.00	1.00

15. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2011 and 2010:

(in thousands, except for per common share data) Quarter Ended	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share- basic	Earnings per share- diluted
2011
March 31	$1,001,674	$78,685	$17,266	$0.93	$0.93
June 30	1,338,167	122,772	45,218	2.44	2.42
September 30	938,660	64,964	10,925	0.59	0.59
December 31	1,297,830	86,431	21,697	1.17	1.17

Year	$4,576,331	$352,852	$95,106	5.13	5.09

2010
March 31	$721,998	$58,550	$12,265	$0.67	$0.66
June 30	810,999	87,554	25,169	1.37	1.36
September 30	706,825	53,109	1,394	0.08	0.08
December 31	1,153,969	82,466	25,834	1.40	1.39

Year	$3,393,791	$281,679	$64,662	3.51	3.48

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

16. Business Acquisitions

On October 31, 2011, the Company completed the purchase of Immokalee Farmers Supply, Inc., which serves the specialty vegetable producers in Southwest Florida, for a total purchase price of $3.0 million, which includes a $0.6 million payable recorded in other long-term liabilities and is based on future performance of the acquired company.

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

The summarized purchase price allocation for the two 2010 acquisitions is as follows:

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

17. Subsequent Events

On January 31, 2012, the Company announced the purchase of 100% of the stock of New Eezy Gro, Inc. for a purchase price of $15.5 million plus working capital in the amount of $1.4 million. New Eezy Gro is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products and will become a part of the Company’s Plant Nutrient Group. The purchase price allocation will not be available prior to the filing of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company is not organized with one Chief Financial Officer. Our Vice President, Corporate Controller is responsible for all accounting decisions while our Vice President, Finance and Treasurer is responsible for all treasury, insurance and credit functions and financing decisions. Each of them, along with the President and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of December 31, 2011, and have determined that such controls and procedures were effective in ensuring that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 on page 42.

There were no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 11, 2012 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)	The following consolidated financial statement schedule is included in Item 15(d):

Page
II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2011, 2010 and 2009	96

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)	Exhibits:

2.1	Agreement and Plan of Merger, dated April 28, 1995 and amended as of September 26, 1995, by and between The Andersons Management Corp. and The Andersons. (Incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-58963).

3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

4.1	Form of Indenture dated as of October 1, 1985, between The Andersons, Inc. and Ohio Citizens Bank, as Trustee (Incorporated by reference to Exhibit 4 (a) in Registration Statement No. 33-819)

4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

4.4	The Seventeenth Supplemental Indenture dated as of August 14, 1997, between The Andersons, Inc. and The Fifth Third Bank, successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to Exhibit 4.4 to The Andersons, Inc. 1998 Annual Report on Form 10-K).

4.5	Loan Agreement dated October 30, 2002 and amendments through the ninth amendment dated March 14, 2007 between The Andersons, Inc., the banks listed therein and U.S. Bank National Association as Administrative Agent. (Incorporated by reference from Form 10-Q filed November 9, 2006).

10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership’s Form 10-K dated December 31, 1990, File No. 2-55070).

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.6	Amended and Restated Marketing Agreement between The Andersons, Inc.; The Andersons Agriculture Group LP; and Cargill, Incorporated dated June 1, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.7	Amendment to Lease and Sublease between Cargill, Incorporated; The Andersons Agriculture Group LP; and The Andersons, Inc. dated July 10, 2003 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

10.15	Management Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Manager (Incorporated by reference from Form 8-K filed January 5, 2006).

10.16	Servicing Agreement, dated as of December 29, 2005, made by The Andersons Rail Operating I, LLC and The Andersons, Inc., as Servicer (Incorporated by reference from Form 8-K filed January 5, 2006).

10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005* (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007).

10.29	Note Purchase Agreement, dated March 27, 2008, between The Andersons, Inc., as borrowers, and several purchases with Wells Fargo Capital Markets acting as agent (Incorporated by reference from Form 8-K filed March 27, 2008).

10.31	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 9, 2008).

10.34	Form of Change in Control and Severance Participation Agreement (Incorporated by reference from Form 8-K filed January 13, 2009).

10.35	Change in Control and Severance Policy (Incorporated by reference from Form 8-K filed January 13, 2009).

10.36	Form of Performance Share Award Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.37	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 8-K filed March 6, 2009).

10.38	Form of Stock Only Stock Appreciation Rights Agreement – Non-Employee Directors (Incorporated by reference from Form 8-K filed March 6, 2009).

10.40	Amended and Restated Note Purchase Agreement, dated February 26, 2010, between The Andersons, Inc., as borrower, and Co-Bank, one of the lenders to the original agreement (Incorporated by reference from Form 8-K filed March 5, 2010).

10.41	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 7, 2010).

10.42	Form of Performance Share Award Agreement (Incorporated by reference from Form 10-Q filed May 7, 2010).

10.46	Form of Restricted Share Award Agreement (Incorporated by reference from Form 10-Q filed May 5, 2011).

10.47	Form of Performance Share Unit Agreement (Incorporated by reference from Form 10-Q filed May 5, 2011).

10.48	Fourth Amended and Restated Loan Agreement, dated December 7, 2011, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender (Incorporated by reference from Form 8-K filed December 8, 2011).

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of Vice President, Corporate Controller under Rule 13(a)-14(a)/15d-14(a).

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan.

The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow “Financial Statement Schedule” referred to in (c) below.

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

Signature	Title	Date	Signature	Title	Date

/s/ Michael J. Anderson	Chairman of the Board	2/27/12	/s/ John T. Stout, Jr.	Director	2/27/12
Michael J. Anderson	President and Chief Executive Officer (Principal Executive Officer)		John T. Stout, Jr.

/s/ Anne G. Rex Anne G. Rex	Vice President, Corporate Controller	2/27/12	/s/ Donald L. Mennel Donald L. Mennel	Director	2/27/12
(Principal Accounting Officer)

/s/ Nicholas C. Conrad Nicholas C. Conrad	Vice President, Finance & Treasurer (Principal Financial Officer)	2/27/12	/s/ David L. Nichols David L. Nichols	Director	2/27/12

/s/ Gerard M. Anderson	Director	2/27/12	/s/ Ross W. Manire	Director	2/27/12
Gerard M. Anderson			Ross W. Manire

/s/ Robert J. King, Jr.	Director	2/27/12	/s/ Jacqueline F. Woods	Director	2/27/12
Robert J. King, Jr.			Jacqueline F. Woods

/s/ Catherine M. Kilbane	Director	2/27/12
Catherine M. Kilbane

THE ANDERSONS, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for notes receivable	(1) Deductions	Balance at end of period

Allowance for doubtful accounts receivable – Year ended December 31
2011	$5,684	$(187)	$46	$(744)	$4,799
2010	8,753	8,678	(101)	(11,646)	5,684
2009	13,584	4,973	(7,889)	(1,915)	8,753

Allowance for doubtful notes receivable – Year ended December 31
2011	$254	$—	$(46)	$—	$208
2010	7,950	38	101	(7,835)	254
2009	134	—	7,889	(73)	7,950

(1)	Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of Vice President, Corporate Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350