Form 10-Q
period 2012-03-31
ANDERSONS INC
filed 2012-05-09
CIK 821026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)(In thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$31,874	$20,390	$22,320
Restricted cash	18,785	18,651	12,353
Accounts receivable, net	204,400	167,640	220,665
Inventories	787,646	760,459	775,017
Commodity derivative assets – current	33,845	83,950	178,767
Deferred income taxes	23,062	21,483	18,578
Other current assets	62,577	34,649	46,721

Total current assets	1,162,189	1,107,222	1,274,421

Other assets:
Commodity derivative assets – noncurrent	1,189	2,289	12,996
Other assets, net	68,311	53,327	47,819
Equity method investments	190,460	199,061	173,977

	259,960	254,677	234,792
Railcar assets leased to others, net	215,023	197,137	169,189
Property, plant and equipment, net	187,584	175,087	150,262

Total assets	$1,824,756	$1,734,123	$1,828,664

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.

Condensed Consolidated Balance Sheets (continued)

(Unaudited)(In thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$365,000	$71,500	$460,000
Accounts payable for grain	115,236	391,905	90,442
Other accounts payable	173,254	142,762	145,685
Customer prepayments and deferred revenue	115,109	79,557	115,908
Commodity derivative liabilities – current	34,113	15,874	67,869
Accrued expenses and other current liabilities	45,994	60,445	42,119
Current maturities of long-term debt	30,342	32,208	42,783

Total current liabilities	879,048	794,251	964,806

Other long-term liabilities	44,950	43,014	25,759
Commodity derivative liabilities – noncurrent	2,352	1,519	110
Employee benefit plan obligations	53,080	52,972	29,946
Long-term debt, less current maturities	220,417	238,885	263,218
Deferred income taxes	68,051	64,640	63,727

Total liabilities	1,267,898	1,195,281	1,347,566

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, without par value (42,000 shares authorized at 3/31/12, 12/31/11 and 3/31/11; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	179,783	179,463	176,848
Treasury shares (570, 697 and 629 shares at 3/31/12, 12/31/11 and 3/31/11, respectively; at cost)	(12,700)	(14,997)	(12,118)
Accumulated other comprehensive loss	(42,625)	(43,090)	(28,518)
Retained earnings	418,136	402,523	331,540

Total shareholders’ equity of The Andersons, Inc.	542,690	523,995	467,848
Noncontrolling interest	14,168	14,847	13,250

Total equity	556,858	538,842	481,098

Total liabilities and equity	$1,824,756	$1,734,123	$1,828,664

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.

Condensed Consolidated Statements of Income

(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2012	2011

Sales and merchandising revenues	$1,137,133	$1,001,674
Cost of sales and merchandising revenues	1,051,263	922,989

Gross profit	85,870	78,685

Operating, administrative and general expenses	60,100	53,707
Interest expense	5,330	7,336
Other income:
Equity in earnings of affiliates	4,283	7,246
Other income, net	3,246	2,306

Income before income taxes	27,969	27,194
Income tax provision	10,241	9,806

Net income	17,728	17,388
Net income (loss) attributable to the noncontrolling interest	(679)	122

Net income attributable to The Andersons, Inc.	$18,407	$17,266

Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.99	$0.93

Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.98	$0.93

Dividends paid	$0.1500	$0.1100

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)(In thousands)

	Three months ended March 31,
	2012	2011

Net income	$17,728	$17,388
Other comprehensive income, net of tax:
Unrecognized actuarial loss and prior service cost (net of income tax of $240 and $111)	401	186
Cash flow hedge activity (net of income tax of $38 and $57)	64	95

Other comprehensive income	465	281

Comprehensive income	18,193	17,669
Comprehensive income (loss) attributable to the noncontrolling interest	(679)	122

Comprehensive income attributable to The Andersons, Inc.	$18,872	$17,547

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)(In thousands)

	Three months ended March 31,
	2012	2011
Operating Activities
Net income	$17,728	$17,388
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	10,495	9,884
Bad debt expense	634	2,437
Cash distributions in excess of income of unconsolidated affiliates	8,602	1,372
Gains on sales of railcars and related leases	(6,294)	(4,766)
Deferred income taxes	(2,857)	(854)
Stock based compensation expense	1,791	791
Other	150	(21)
Changes in operating assets and liabilities:
Accounts and notes receivable	(35,215)	(70,469)
Inventories	(25,093)	(127,828)
Commodity derivatives	70,277	79,903
Other assets	141	(11,109)
Accounts payable for grain	(276,669)	(184,154)
Other accounts payable and accrued expenses	49,303	65,672

Net cash used in operating activities	(187,007)	(221,754)

Investing Activities
Purchase of treasury bills	(19,996)	—
Acquisition of business, net of cash acquired	(15,286)	—
Purchases of railcars	(33,414)	(10,814)
Proceeds from sale of railcars	10,206	9,159
Purchases of property, plant and equipment	(15,014)	(4,162)
Proceeds from sale of property, plant and equipment	508	64
Change in restricted cash	(134)	(219)

Net cash used in investing activities	(73,130)	(5,972)

Financing Activities
Net change in short-term borrowings	293,500	218,900
Proceeds from issuance of long-term debt	6,935	22,957
Payments of long-term debt	(27,269)	(18,305)
Proceeds from sale of treasury shares to employees and directors	1,244	123
Payments of debt issuance costs	(9)	(815)
Dividends paid	(2,780)	(2,033)

Net cash provided by financing activities	271,621	220,827

Increase (decrease) in cash and cash equivalents	11,484	(6,899)
Cash and cash equivalents at beginning of period	20,390	29,219

Cash and cash equivalents at end of period	$31,874	$22,320

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559
Net income					17,266	122	17,388
Other comprehensive income				281			281
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $531 (133 shares)		(1,027)	1,940				913
Dividends declared ($0.11 per common share)					(2,043)		(2,043)

Balance at March 31, 2011	$96	$176,848	$(12,118)	$(28,518)	$331,540	$13,250	$481,098

Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income					18,407	(679)	17,728
Other comprehensive income				465			465
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $419 (127 shares)		320	2,297				2,617
Dividends declared ($0.15 per common share)					(2,794)		(2,794)

Balance at March 31, 2012	$96	$179,783	$(12,700)	$(42,625)	$418,136	$14,168	$556,858

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

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The year-end Condensed Consolidated Balance Sheet data at December 31, 2011 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of March 31, 2011 has been included as the Company operates in several seasonal industries.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

2. Inventories

Major classes of inventories are as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Grain	$589,039	$570,337	$558,467
Ethanol and by-products	4,416	5,461	4,768
Agricultural fertilizer and supplies	129,186	118,716	153,559
Lawn and garden fertilizer and corncob products	30,017	37,001	27,396
Retail merchandise	31,681	25,612	27,800
Railcar repair parts	2,992	3,063	2,715
Other	315	269	312

	$787,646	$760,459	$775,017

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Land	$17,171	$17,655	$15,424
Land improvements and leasehold improvements	48,587	47,958	45,359
Buildings and storage facilities	153,666	150,461	142,017
Machinery and equipment	196,434	191,833	183,568
Software	10,949	10,861	10,549
Construction in progress	20,888	13,006	2,734

	447,695	431,774	399,651
Less accumulated depreciation and amortization	260,111	256,687	249,389

	$187,584	$175,087	$150,262

Depreciation expense on property, plant and equipment amounted to $5.5 million, $20.4 million and $4.9 million for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Railcars

The components of Railcar assets leased to others are as follows:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Railcar assets leased to others	$293,081	$272,883	$236,285
Less accumulated depreciation	78,058	75,746	67,096

	$215,023	$197,137	$169,189

Depreciation expense on railcar assets leased to others amounted to $3.9 million, $13.8 million and $3.3 million for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

4. Derivatives

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

The following table presents at March 31, 2012, December 31, 2011 and March 31, 2011, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	March 31, 2012		December 31, 2011		March 31, 2011
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$—	$7,289	$66,870	$—	$—	$46,305
Fair value of derivatives	—	(19,578)	(20,480)	—	—	(87,125)

Balance at end of period	$—	$(12,289)	$46,390	$—	$—	$(40,820)

Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $0.2 million, $1.0 million, and $91.7 million as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively. In addition, there were $20.0 million in treasury bills posted as collateral on our derivative contracts as of March 31, 2012. The treasury bills have maturities greater than 90 days and are classified in Other current assets on the Condensed Consolidated Balance Sheets.

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$(3,657)	$1,278

At March 31, 2012, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	249,893	—	—	—
Soybeans	23,214	—	—	—
Wheat	16,179	—	—	—
Oats	10,971	—	—	—
Ethanol	—	176,818	—	—
Corn oil	—	—	66,684	—
Other	—	—	—	62

Subtotal	300,257	176,818	66,684	62

Exchange traded:
Corn	110,250	—	—	—
Soybeans	33,410	—	—	—
Wheat	46,855	—	—	—
Oats	3,035	—	—	—
Bean oil	—	—	18,000	—
Ethanol	—	840	—	—
Other	—	10	—	—

Subtotal	193,550	850	18,000	—

Total	493,807	177,668	84,684	62

5. Earnings Per Share

Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock is considered a participating security since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

(in thousands except per common share data)	Three months ended March 31,
	2012	2011
Net income attributable to The Andersons, Inc.	$18,407	$17,266
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	46	51

Earnings available to common shareholders	$18,361	$17,215

Earnings per share – basic:
Weighted average shares outstanding – basic	18,502	18,454

Earnings per common share – basic	$0.99	$0.93

Earnings per share – diluted:
Weighted average shares outstanding – basic	18,502	18,454
Effect of dilutive awards	151	142

Weighted average shares outstanding – diluted	18,653	18,596

Earnings per common share – diluted	$0.98	$0.93

There were no antidilutive stock-based awards outstanding at March 31, 2012 or 2011.

6. Employee Benefit Plans

Included as charges against income for the three months ended March 31, 2012 and 2011 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2012	2011
Service cost	$—	$—
Interest cost	1,143	1,126
Expected return on plan assets	(1,539)	(1,560)
Recognized net actuarial loss	450	223

Benefit cost (income)	$54	$(211)

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2012	2011
Service cost	$192	$141
Interest cost	333	318
Amortization of prior service cost	(136)	(136)
Recognized net actuarial loss	327	209

Benefit cost	$716	$532

7. Segment Information

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

	Three months ended March 31,
	2012	2011
(in thousands)
Revenues from external customers
Grain	$699,861	$637,967
Ethanol	150,670	132,748
Plant Nutrient	175,360	123,649
Rail	35,859	28,910
Turf & Specialty	45,127	47,270
Retail	30,256	31,130
Other	—	—

Total	$1,137,133	$1,001,674

	$699,861	$699,861
	Three months ended March 31,
(in thousands)	2012	2011
Inter-segment sales
Grain	$1	$1
Ethanol	—	—
Plant Nutrient	3,083	5,385
Rail	203	189
Turf & Specialty	976	705
Retail	—	—
Other	—	—

Total	$4,263	$6,280

	$699,861	$699,861
	Three months ended March 31,
(in thousands)	2012	2011
Interest expense (income)
Grain	$3,252	$4,840
Ethanol	24	412
Plant Nutrient	710	843
Rail	1,178	1,447
Turf & Specialty	356	449
Retail	196	260
Other	(386)	(915)

Total	$5,330	$7,336

	$27,969	$27,969
	Three months ended March 31,
(in thousands)	2012	2011
Equity in earnings (loss) of affiliates
Grain	$5,952	$6,230
Ethanol	(1,671)	1,014
Plant Nutrient	2	2
Rail	—	—
Turf & Specialty	—	—
Retail	—	—
Other	—	—

Total	$4,283	$7,246

	$27,969	$27,969
	Three months ended March 31,
(in thousands)	2012	2011
Other income, net
Grain	$827	$580
Ethanol	16	58
Plant Nutrient	118	125
Rail	776	753
Turf & Specialty	201	290
Retail	124	156
Other	1,184	344

Total	$3,246	$2,306

	Three months ended March 31,
(in thousands)	2012	2011
Income (loss) before income taxes
Grain	$19,435	$15,101
Ethanol	121	3,571
Plant Nutrient	5,828	5,114
Rail	8,018	3,546
Turf & Specialty	2,202	3,278
Retail	(2,749)	(2,664)
Other	(4,207)	(874)
Noncontrolling interest	(679)	122

Total	$27,969	$27,194

8. Related Party Transactions

Equity Method Investments

The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.

The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	Three months ended March 31, 2012	Year ended December 31, 2011	Three months ended March 31, 2011
The Andersons Albion Ethanol LLC	$31,463	$32,829	$29,931
The Andersons Clymers Ethanol LLC	38,880	40,001	37,323
The Andersons Marathon Ethanol LLC	39,322	43,019	35,424
Lansing Trade Group, LLC	78,754	81,209	69,500
Other	2,041	2,003	1,799

Total	$190,460	$199,061	$173,977

The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at March 31, 2012 (direct and indirect)	Three months ended March 31,
		2012	2011
The Andersons Albion Ethanol LLC	50%	$634	$384
The Andersons Clymers Ethanol LLC	38%	(358)	136
The Andersons Marathon Ethanol LLC	50%	(1,947)	495
Lansing Trade Group, LLC	51% *	5,916	6,166
Other	7%-33%	38	65

Total		$4,283	$7,246

*	This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $12.9 million for the first quarter of 2012.

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

In the first quarter of 2012, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three months ended March 31, 2012 and 2011:

(in thousands)	Three months ended March 31,
	2012	2011
Sales	$1,677,215	$1,495,861
Gross profit	34,504	36,535
Income from continuing operations	13,131	14,521
Net income	13,115	13,533
Net income attributable to LTG	12,235	12,090

Investment in Debt Securities

The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of March 31, 2012 was $20.4 million.

Based on the Company’s assessment, IANR is considered a variable interest entity (“VIE”). Since the Company does not possess the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, it is not considered to be the primary beneficiary of IANR and therefore does not consolidate IANR. The decisions that most significantly impact the economic performance of IANR are made by IANR’s Board of Directors. The Board of Directors has five directors; two directors from the Company, two directors from the common shareholders and one independent director who is elected by unanimous decision of the other four directors. The vote of four of the five directors is required for all key decisions.

The Company’s current maximum exposure to loss related to IANR is $22.7 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $2.3 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.

Related Party Transactions

In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended March 31,
	2012	2011
Sales revenues	$193,061	$182,870
Service fee revenues (a)	5,479	5,167
Purchases of product	148,809	128,997
Lease income (b)	1,878	1,252
Labor and benefits reimbursement (c)	2,741	2,773
Other expenses (d)	139	19
Accounts receivable at March 31 (e)	12,544	21,879
Accounts payable at March 31 (f)	21,677	21,035

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.
(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various LLCs and IANR.
(c)	The Company provides all operational labor to the ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.
(d)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark, as well as payment to LTG for the lease of railcars.
(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.
(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended March 31, 2012 and 2011, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $143.0 million and $158.0 million, respectively. For the quarters ended March 31, 2012 and 2011, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $179.1 million and $146.7 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011 of $2.4 million, $0.6 million, and $18.2 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011 of $0.9 million, $1.9 million, and $10.9 million, respectively.

9. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012, December 31, 2011 and March 31, 2011:

	$112,0860	$112,0860	$112,0860	$112,0860
(in thousands)	March 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,623	$—	$—	$10,623
Restricted cash	18,785	—	—	18,785
Short term investments	19,996	—	—	19,996
Commodity derivatives, net	(12,280)	10,849	—	(1,431)
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	7,211	(2,085)	—	5,126

Total	$44,335	$8,764	$20,360	$73,459

	$112,0860	$112,0860	$112,0860	$112,0860
(in thousands)	December 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$183	$—	$—	$183
Restricted cash	18,651	—	—	18,651
Commodity derivatives, net	43,503	22,876	2,467	68,846
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	6,224	—	(2,178)	4,046

Total	$68,561	$22,876	$20,649	$112,086

	$112,0860	$112,0860	$112,0860	$112,0860
(in thousands)	March 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,597	$—	$—	$10,597
Restricted cash	12,353	—	—	12,353
Commodity derivatives, net	(13,486)	122,287	14,983	123,784
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	6,291	—	(1,502)	4,789

Total	$15,755	$122,287	$29,271	$167,313

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.
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

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, we have concluded that “basis” is a “Level 2” fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for the majority of these commodity contracts.

The Company’s convertible preferred securities are measured at fair value using a combination of the income and market approaches on an annual basis. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. A comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2012			2011
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,178)	$20,360	$2,467	$(2,156)	$15,790	$12,406
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	442
Change in market prices	—	—	—	(2)	—	1,877
Settled contracts	—	—	—	—	—	(2,242)
Unrealized gains (losses) included in other comprehensive income	—	—	—	149	—	—
New contracts entered into	—	—	—	507	—	—
Transfers to level 2	2,178	—	(2,467)	—	—	—
Transfers from level 2	—	—	—	—	—	2,500
Asset (liability) at March 31,	$—	$20,360	$—	$(1,502)	$15,790	$14,983

Fair Value of Financial Instruments

The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	March 31, 2012	December 31, 2011
Fair value of long-term debt	$259,280	$279,001
Fair value in excess of carrying value	8,520	7,908

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt

The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2011 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $850 million. At March 31, 2012, the Company had a total of $449.9 million available for borrowing under its lines of credit.

The Company’s long-term debt at March 31, 2012, December 31, 2011 and March 31, 2011 consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Current maturities of long -term debt – nonrecourse	$160	$157	$2,835
Current maturities of long-term debt – recourse	30,182	32,051	39,948

Total current maturities of long-term debt	$30,342	$32,208	$42,783

Long-term debt, less current maturities – nonrecourse	$755	$797	$12,414
Long-term debt, less current maturities – recourse	219,662	238,088	250,804

Total long-term debt, less current maturities	$220,417	$238,885	$263,218

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

The estimated range of loss for all outstanding claims that are considered reasonably possible of occurring is not significant. There are several pending claims for which the question of loss or the range of loss cannot be estimated at this time, among them the investigation of the Maumee River in Toledo, Ohio discussed in Item 1. Legal Proceedings of this Form 10-Q.

In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded to-date due to uncertainty of the final amount and overall collectibility of any amount against the defendant.

12. Business Acquisition

On January 31, 2012, the Company purchased 100% of the stock of New Eezy Gro, Inc. (“NEG”) for a purchase price of $16.8 million. New Eezy Gro is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

The summarized preliminary purchase price allocation is as follows:

(in thousands)
Current assets	$5,106
Intangible assets	9,600
Goodwill	6,681
Property, plant and equipment	3,586
Current liabilities	(3,784)
Deferred tax liability, net	(4,412)

Total purchase price	$16,777

The goodwill recognized as a result of the NEG acquisition is $6.7 million and is included in the Plant Nutrient reportable segment. The goodwill relates to the value of proprietary products and processes as well as an assembled workforce.

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademarks	$1,200	10 years
Customer list	5,500	10 years
Technology	2,100	5 years
Noncompete agreement	800	7 years

Total identifiable intangible assets	$9,600

13. Subsequent Events

On May 1, 2012, the Company and its subsidiary, The Andersons Denison Ethanol LLC (“TADE”) completed the purchase of an ethanol production facility in Denison, Iowa for a purchase price of $68 million plus an adjustment for working capital which was not yet available. Previously owned by Amaizing Energy Denison LLC and Amaizing Energy Holding Company, LLC, the operations consist of an ethanol facility with an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa. TADE has been organized to provide investment opportunity for the Company and potential outside investors. The Company will own the grain terminal, manage TADE, and provide grain origination, risk management, and DDG and ethanol marketing services. The Company currently owns a controlling interest of 85 percent of TADE, and therefore will include TADE’s results of operations in its consolidated financial statements beginning with the period ending June 30, 2012. The purchase price allocation was not available at the time of the filing of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2011 Form 10-K, have not materially changed during the first three months of 2012.

Executive Overview

Grain Business

Our Grain business operates grain elevators in various states, primarily in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services to its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices.

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

Grain inventories on hand at March 31, 2012 were 75.7 million bushels, of which 0.3 million bushels were stored for others. This compares to 72.7 million bushels on hand at March 31, 2011, of which 1.8 million bushels were stored for others.

Total storage capacity is approximately 109.0 million bushels as of March 31, 2012. We are currently constructing a grain shuttle loader facility in Anselmo, Nebraska. The 3.8 million bushel capacity grain elevator will primarily handle corn and soybeans and is expected to open in the fall of 2012.

Wheat conditions for 2012, as tracked by the USDA, for unharvested crops, are better than 2011 at this time with 68%, on average, rated as good to excellent for the five states where the Company has facilities. The primary harvest period for winter wheat is in the month of July.

Driven by favorable prices, the USDA expects U.S. farmers to plant a 75-year-high 96 million acres of corn in 2012, a 4% increase from 2011. U.S. soybean growers are expected to plant 74 million acres in 2012, down 1% from last year. A warm and relatively dry winter has allowed for some early planting, increasing prospects for a return to favorable crop yields. Weather patterns in the Midwest during the important agricultural planting and growing season will strongly contribute to the success of the base grain business.

Ethanol Business

Our Ethanol business holds investments in the three ethanol production facilities. The business also offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants it operates as well as third parties.

As is typical for this time of year, forward margins for ethanol are at break-even to negative levels due primarily to a decrease in demand for ethanol, and corn prices that reflect lower than typical stocks. There is not a significant amount of future production contracted for sale nor are required inputs contracted for. This puts the ethanol inventory at risk for potential market losses due to ongoing volatility in corn, DDG and ethanol prices.

Our Ethanol business’s investments in the three ethanol LLCs had lower results for the first quarter of 2012 compared to the same period in 2011 due to the decline in ethanol margins. With the current price volatility of various inputs, if the weather is not optimal as we move into the crop season, there could be adverse impacts on gross profit in future quarters. However, the indications are positive for the fourth quarter with expectations of a record corn crop.

Ethanol gallons shipped for the quarters ended March 31, 2012 and 2011 were 59.1 million and 58.9 million, respectively. DDG tons shipped by the Ethanol LLCs for the quarters ended March 31, 2012 and 2011 were 0.2 million for each period. Corn oil pounds shipped for the quarters ended March 31, 2012 and 2011 were 9.1 million and 1.7 million, respectively. E-85 gallons shipped for the quarters ended March 31, 2012 and 2011 were 4.1 million and 2.9 million, respectively.

On May 1, 2012, the Company’s subsidiary, The Andersons Denison Ethanol LLC (“TADE”), completed the purchase of an ethanol facility in Denison, Iowa which has an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa. Our Ethanol Group will manage TADE, and provide grain origination, risk management, and DDG and ethanol marketing services for the ethanol facility.

Plant Nutrient Business

Our Plant Nutrient business is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt and Florida. It operates facilities in the Midwest, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The business also manufactures and distributes a variety of industrial products in the U.S. including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Volume was strong in the first quarter, particularly in the month of March due to unusually warm weather which allowed for above normal nutrient application. With anticipated corn acreage of 96 million to be planted this spring, we expect the demand for nutrients to be significant through the second quarter, however the impact that potentially lower future corn prices will have on nutrient demand and price is uncertain.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 433,000 tons for dry nutrients and approximately 390,000 tons for liquid nutrients at March 31, 2012.

Fertilizer tons (including sales and service tons) for the quarters ended March 31, 2012 and 2011 were 441,000 and 365,000, respectively.

On January 31, 2012, we announced the purchase of 100% of the stock of New Eezy Gro, Inc., an Ohio based manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

Rail Business

Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2012 were 22,963 compared to 22,236 at March 31, 2011. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased from 82.4% for the quarter ended March 31, 2011 to 85.7% for the quarter ended March 31, 2012.

In the first quarter, Rail had gains on sales of railcars and related leases in the amount of $6.3 million compared to $4.8 million in the prior year.

Turf & Specialty Business

Our Turf & Specialty business produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. Turf & Specialty is one of a limited number of processors of corncob-based products in the United States. These products primarily serve the weed and turf pest control and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Corncob-based products are sold throughout the year.

Retail Business

Our Retail business includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. It also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.

The retail business is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The Retail Group continues to work on new departments and products to maximize the profitability.

Other

Our “Other” business segment represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments.

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$1,137,133	$1,001,674
Cost of sales and merchandising revenues	1,051,263	922,989

Gross profit	85,870	78,685
Operating, administrative and general expenses	60,100	53,707
Interest expense	5,330	7,336
Equity in earnings of affiliates	4,283	7,246
Other income, net	3,246	2,306

Income before income taxes	27,969	27,194
Income (loss) attributable to noncontrolling interest	(679)	122

Operating income	$28,648	$27,072

Comparison of the three months ended March 31, 2012 with the three months ended March 31, 2011:

Grain Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$699,861	$637,967
Cost of sales and merchandising revenues	667,260	606,675

Gross profit	32,601	31,292
Operating, administrative and general expenses	16,693	18,161
Interest expense	3,252	4,840
Equity in earnings of affiliates	5,952	6,230
Other income, net	827	580

Operating income	$19,435	$15,101

Operating income for our Grain Group increased $4.3 million over the results from the same period last year. Sales and merchandising revenues increased $61.9 million. Sales of grain increased $53.0 million in the first quarter of 2012 compared to the first quarter of 2011 due primarily to a 4% increase in volume and a 5% increase in the average price per bushel sold. While the average price per bushel of corn increased by approximately 7.4%, the average price per bushel decreased for soybeans, wheat and oats. Gross profit increased $1.3 million over the first quarter of 2011 and primarily relates to improved margins driven by price.

Operating expenses for Grain decreased $1.6 million over the same period in 2011 and is attributed to lower bad debt expense compared to the prior year. In 2011, the Company took a charge to income for a specific account which was subsequently reversed in the fourth quarter of 2011 and fully collected in 2012 upon liquidation.

Interest expense decreased $1.6 million from the same period in 2011 as margin call requirements on commodity derivative contracts were lower. Equity in earnings of affiliates and other income did not change significantly quarter over quarter.

Ethanol Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising and service fee revenues	$150,670	$132,748
Cost of sales and merchandising revenues	147,897	128,283

Gross profit	2,773	4,465
Operating, administrative and general expenses	1,652	1,432
Interest expense	24	412
Equity in earnings (loss) of affiliates	(1,671)	1,014
Other income, net	16	58

Income (loss) before income taxes	(558)	3,693
Income (loss) attributable to noncontrolling interest	(679)	122

Operating income	$121	$3,571

Operating results for our Ethanol Group decreased $3.5 million over the results from the same period last year. Sales and merchandising and service fee revenues increased $17.9 million mainly due to a 10.9% increase in the average price per gallon sold. Gross profit decreased $1.7 million compared to the first quarter of 2011 primarily due to mark to market loss in certain hedges (where a gain was recorded in 2011).

There were no significant changes in operating expenses, interest expense or other income.

Equity in earnings of affiliates decreased $2.7 million over the same period in 2011 and relates to income (loss) from the investment in three ethanol LLCs. During the quarter, ethanol margins were lower as a result of increased industry production and lower demand led by declining exports.

Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$175,360	$123,649
Cost of sales and merchandising revenues	154,042	105,565

Gross profit	21,318	18,084
Operating, administrative and general expenses	14,900	12,254
Interest expense	710	843
Equity in earnings of affiliates	2	2
Other income, net	118	125

Operating income	$5,828	$5,114

Operating results for our Plant Nutrient Group increased $0.7 million over the same period last year. Sales increased $51.7 million due primarily to a 14% increase in the average price per ton sold as well as a 24% increase in sales volume driven by warmer and dry weather allowing for early nutrient application in much of the area that we supply. Gross profit increased $3.2 million primarily as a result of the volume increase previously noted.

Operating expenses increased $2.6 million over the same period last year primarily due to an increase in labor and benefits, as well as a $0.5 million asset impairment charge. There were no significant changes in interest expense, equity in earnings of affiliates and other income.

Rail Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$35,859	$28,910
Cost of sales and merchandising revenues	23,294	21,793

Gross profit	12,565	7,117
Operating, administrative and general expenses	4,145	2,877
Interest expense	1,178	1,447
Other income, net	776	753

Operating income	$8,018	$3,546

Operating results for our Rail Group improved by $4.5 million compared to the results from the same period last year. Leasing revenues have increased $3.8 million, car sales increased $1.4 million, and repair sales increased $1.7 quarter over quarter.

Gross profit increased $5.4 million over the first quarter of 2011. Gross profit on car sales increased $1.5 million and is attributable to more cars sold at a higher margin. Gross profit from the leasing business increased $2.7 million due to higher average lease rates.

Operating expenses increased $1.3 million over the first quarter of 2011 due primarily to higher labor, benefits and rent expense due to an increase in the volume of work at new and existing repair shops.

Interest expenses and other income did not change significantly compared to the same period last year.

Turf & Specialty Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$45,127	$47,270
Cost of sales and merchandising revenues	37,128	38,494

Gross profit	7,999	8,776
Operating, administrative and general expenses	5,642	5,339
Interest expense	356	449
Other income, net	201	290

Operating income	$2,202	$3,278

Operating results for our Turf & Specialty Group decreased $1.1 million compared to the results of the same period last year. Sales decreased $2.1 million and are primary related to the decrease in sales of the lawn fertilizer business due to a 5.2% decrease in the average price per ton sold. Gross profit decreased $0.8 million compared to the same period last year. Gross profit in the lawn fertilizer business was down 16.5% per ton due to softness in margin caused by higher raw material costs within the consumer product lines.

There were no significant changes in operating expenses, interest expense, and other income quarter over quarter.

Retail Group

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$30,256	$31,130
Cost of sales and merchandising revenues	21,642	22,179

Gross profit	8,614	8,951
Operating, administrative and general expenses	11,291	11,511
Interest expense	196	260
Other income, net	124	156

Operating loss	$(2,749)	$(2,664)

Operating results for our Retail Group remained relatively unchanged compared to the same period last year. Sales and merchandising revenues decreased $0.9 million from the first quarter of 2011 due to the lack of winter business in January and February as a result of the mild winter weather. Customer counts decreased nearly 1%, while the average sale per customer decreased by nearly 2%. As a result, gross profit decreased by approximately $0.3 million.

There were no significant changes in operating expenses, interest expense and other income.

Other

	Three months ended March 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—

Gross profit	—	—
Operating, administrative and general expenses	5,777	2,133
Interest income	(386)	(915)
Other income, net	1,184	344

Operating loss	$(4,207)	$(874)

Net corporate operating expenses not allocated to business segments increased $3.3 million over the first quarter of 2011. Operating expenses increased mainly due to stock compensation and benefits related expenses.

As a result of the above, income attributable to The Andersons, Inc. of $18.4 million for the first quarter of 2012 was $1.1 million higher than income attributable to The Andersons, Inc. of $17.3 million recognized in the first quarter of 2011. Income tax expense of $10.2 million was provided at 36.6%. In the first quarter of 2011, income tax expense of $9.8 million was provided at a rate of 36.1%. The increase in the effective tax rate was due primarily to the loss attributable to the noncontrolling interest that did not provide any tax benefit. The Company anticipates that its 2012 effective annual rate will be 36.0%. The Company’s actual 2011 effective tax rate was 34.5%. The lower effective rate for 2011 was due primarily to benefits related to domestic production activities and the income attributable to the noncontrolling interest that did not increase taxes.

Liquidity and Capital Resources

Working Capital

At March 31, 2012, we had working capital of $283.1 million, a decrease of about $26.5 million from the prior year. This decrease is attributable to changes in the following components of current assets and current liabilities:

(in thousands)	March 31, 2012	March 31, 2011	Variance
Current Assets:
Cash and cash equivalents	$31,874	$22,320	$9,554
Restricted cash	18,785	12,353	6,432
Accounts receivables, net	204,400	220,665	(16,265)
Inventories	787,646	775,017	12,629
Commodity derivative assets – current	33,845	178,767	(144,922)
Deferred income taxes	23,062	18,578	4,484
Other current assets	62,577	46,721	15,856

Total current assets	1,162,189	1,274,421	(112,232)

Current Liabilities:
Borrowing under short-term line of credit	365,000	460,000	(95,000)
Accounts payable for grain	115,236	90,442	24,794
Other accounts payable	173,254	145,685	27,569
Customer prepayments and deferred revenue	115,109	115,908	(799)
Commodity derivative liabilities – current	34,113	67,869	(33,756)
Other current liabilities	45,994	42,119	3,876
Current maturities of long-term debt	30,342	42,783	(12,441)

Total current liabilities	879,048	964,806	(85,758)

Working capital	$283,141	$309,615	$(26,474)

In comparison to the quarter ended March 31, 2011, current assets decreased largely as a result of lower commodity derivative assets driven by declining commodity prices as well as having fewer bushels contracted for purchase. Current liabilities decreased primarily as a result of lower borrowings under our short-term line of credit due to lower margin calls on commodity contracts as a result of lower commodity prices.

Sources and Uses of Cash

Operating Activities

Our operating activities used cash of $187.0 million in the first three months of 2012, a change from a use of cash of $221.8 million in the first three months of 2011. The significant use of cash for operating activities is common in the first quarter of the year due to the nature of our commodity business and the large payouts for grain received during the fall harvest, although the change is less significant in the current year due to a trend of declining grain prices.

We made income tax payments of $3.3 million in the first quarter of 2012 and expect to make additional payments totaling approximately $34.7 million for the remainder of 2012.

Investing Activities

The Company spent $15.3 million (net of cash acquired) on a business acquisition during the quarter. Total capital spending for 2012 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $59 million. Through the first quarter of 2012, we have spent $15.0 million.

In addition to spending on conventional property, plant and equipment, we expect to spend $100 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $97 million. Through March 31, 2012, we invested $33.4 million in the purchase of additional railcars, partially offset by proceeds from sales of $10.2 million.

Financing Activities

We have significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks, which provides a total of $735.0 million in short-term borrowings and $115.0 million in long-term borrowings. We had $365.0 million drawn on our short-term line of credit at March 31, 2012. We continue to feel that we have adequate capacity to meet our funding needs going forward. Peak short-term borrowings to date were $402.6 million on March 27, 2012. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.

We paid $0.11 per common share for the dividends paid in January, April, July and September 2011, and $0.15 per common share for the dividends paid in January 2012. On February 24, 2012, we declared a cash dividend of $0.15 per common share payable on April 23, 2012 to shareholders of record on April 2, 2012. During the first three months of 2012, we issued approximately 161 thousand shares to employees and directors under our equity-based compensation plans.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2012. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and locomotive assets.

Because we are a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we receive a return of cash.

Off-Balance Sheet Transactions

Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell railcars or locomotives to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing railcar maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the railcars and locomotives, we hold an option to purchase these assets at the end of the lease.

The following table describes our railcar and locomotive positions at March 31, 2012:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	350
Owned-railcar assets leased to others	On balance sheet – non-current	15,610
Railcars leased from financial intermediaries	Off balance sheet	5,042
Railcars – non-recourse arrangements	Off balance sheet	1,837

Total Railcars		22,839

Owned-containers leased to others	On balance sheet – non-current	638

Total Containers		638

Locomotive assets leased to others	On balance sheet – non-current	44
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives – non-recourse arrangements	Off balance sheet	76

Total Locomotives		124

In addition, we manage 342 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2012.

Item 4. Controls and Procedures

Our Vice President, Corporate Controller is responsible for all accounting decisions while our Vice President, Finance and Treasurer is responsible for all treasury, insurance and credit functions and financing decisions. Each of them, along with the Chairman and Chief Executive Officer (“Certifying Officers”), are responsible for evaluating our disclosure controls and procedures. These Certifying Officers have evaluated our disclosure controls and procedures as defined in the rules of the Securities and Exchange Commission, as of March 31, 2012, and have determined that such controls and procedures were effective.

On April 30, 2012, the Company announced the hiring of a Chief Financial Officer, to whom our Corporate Controller and Treasurer, among others, will report. The Chief Financial Officer will, together with our Chairman and Chief Executive Officer, serve as Certifying Officers for evaluation of our disclosure controls and procedures for subsequent fiscal periods.

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

There were no changes in internal controls over financial reporting or in other factors that have materially affected or could materially affect internal controls over financial reporting, in each case, during the first quarter of 2012.

Part II. Other Information

Item 1. Legal Proceedings

We have received, and are cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of our grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to our initial acquisition of the land in 1960. We have on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along our riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

We are also currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. We accrue liabilities where litigation losses are deemed probable and estimable. We believe it is unlikely that the results of our current legal proceedings, even if unfavorable, will be materially different from what we currently have accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2011 10-K (Item 1A). There have been no material changes in the risk factors set forth therein.

Item 5. Other Information

On March 1, 2012, we granted restricted shares (“RSA’s”) to our officers, directors and other members of management and performance share units (PSU’s) valued at $43.28 to our officers and other members of management. These grants were made under the Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	RSA’s	PSU’s
Michael J. Anderson	10,000	17,000
Anne G. Rex	830	1,330
Nicholas C. Conrad	985	1,575
Harold M. Reed	6,000	9,600
Dennis J. Addis	2,525	4,045
Naran U. Burchinow	1,570	2,115
Executive group	31,441	52,187
Non-executive director group	11,112	—
Non-executive officer employee group	24,595	41,499

On April 30, 2012, we granted 2,084 RSA’s and 2,778 PSU’s valued at $50.40 to our newly appointed Chief Financial Officer, John J. Granato. The grants were made under the Long-Term Performance Compensation Plan.

Item 6. Exhibits

(a) Exhibits

No.	Description

10.49	Form of Restricted Share Award Agreement

10.50	Form of Performance Share Award Agreement

10.51	Form of Restricted Share Award Agreement

10.52	Form of Performance Share Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Corporate Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 9, 2012	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer

Date: May 9, 2012	By /s/ Anne G. Rex
Anne G. Rex
Vice President, Corporate Controller (Principal Accounting Officer)

Date: May 9, 2012	By /s/ Nicholas C. Conrad
Nicholas C. Conrad
Vice President, Finance and Treasurer (Principal Financial Officer)

Exhibit Index

The Andersons, Inc.

No.	Description

10.49	Form of Restricted Share Award Agreement

10.50	Form of Performance Share Award Agreement

10.51	Form of Restricted Share Award Agreement

10.52	Form of Performance Share Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Vice President, Corporate Controller under Rule 13(a)-14(a)/15d-14(a)

31.3	Certification of the Vice President, Finance and Treasurer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350