Form 10-Q
period 2012-06-30
ANDERSONS INC
filed 2012-08-09
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 18.6 million common shares outstanding, no par value, at July 31, 2012.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$23,930	$20,390	$18,616
Restricted cash	5,644	18,651	12,572
Accounts receivable, net	205,046	167,640	240,254
Inventories (Note 2)	597,091	760,459	469,551
Commodity derivative assets – current	122,010	83,950	187,438
Deferred income taxes	18,784	21,483	17,710
Other current assets	38,535	34,649	30,867
Total current assets	1,011,040	1,107,222	977,008
Other assets:
Commodity derivative assets – noncurrent	4,844	2,289	8,560
Other assets, net	70,040	53,327	46,610
Equity method investments	189,610	199,061	179,888
	264,494	254,677	235,058
Railcar assets leased to others, net (Note 3)	252,965	197,137	178,141
Property, plant and equipment, net (Note 3)	266,275	175,087	153,642
Total assets	$1,794,774	$1,734,123	$1,543,849
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$309,608	$71,500	$194,200
Accounts payable for grain	129,979	391,905	80,374
Other accounts payable	148,497	142,762	164,325
Customer prepayments and deferred revenue	55,912	79,557	64,231
Commodity derivative liabilities – current	29,764	15,874	24,289
Accrued expenses and other current liabilities	51,283	60,445	51,410
Current maturities of long-term debt (Note 10)	29,647	32,208	45,432
Total current liabilities	754,690	794,251	624,261
Other long-term liabilities	11,546	43,014	33,757
Commodity derivative liabilities – noncurrent	454	1,519	1,850
Employee benefit plan obligations	50,437	52,972	30,835
Long-term debt, less current maturities (Note 10)	317,648	238,885	260,645
Deferred income taxes	70,806	64,640	68,038
Total liabilities	1,205,581	1,195,281	1,019,386
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized at 6/30/12, 12/31/11 and 6/30/11; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	180,535	179,463	177,266
Treasury shares (557, 697 and 629 shares at 6/30/12, 12/31/11 and 6/30/11, respectively; at cost)	(12,519)	(14,997)	(12,214)
Accumulated other comprehensive loss	(42,998)	(43,090)	(29,467)
Retained earnings	444,539	402,523	374,715
Total shareholders’ equity of The Andersons, Inc.	569,653	523,995	510,396
Noncontrolling interests	19,540	14,847	14,067
Total equity	589,193	538,842	524,463
Total liabilities and equity	$1,794,774	$1,734,123	$1,543,849
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales and merchandising revenues	$1,315,834	$1,338,167	$2,452,967	$2,339,841
Cost of sales and merchandising revenues	1,213,184	1,215,395	2,264,447	2,138,384
Gross profit	102,650	122,772	188,520	201,457
Operating, administrative and general expenses	59,210	57,730	119,310	111,437
Interest expense	5,380	7,562	10,710	14,898
Other income:
Equity in earnings of affiliates	5,096	12,512	9,379	19,758
Other income, net	2,671	2,018	5,917	4,324
Income before income taxes	45,827	72,010	73,796	99,204
Income tax provision	17,356	25,975	27,597	35,781
Net income	28,471	46,035	46,199	63,423
Net income (loss) attributable to the noncontrolling interests	(728)	817	(1,407)	939
Net income attributable to The Andersons, Inc.	$29,199	$45,218	$47,606	$62,484
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$1.57	$2.44	$2.56	$3.37
Diluted earnings attributable to The Andersons, Inc. common shareholders	$1.56	$2.42	$2.54	$3.34
Dividends paid	$0.1500	$0.1100	$0.3000	$0.2200
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$28,471	$46,035	$46,199	$63,423
Other comprehensive income, net of tax:
Decrease in estimated fair value of investment in debt securities (net of income tax of 1,126)	(1,884)	—	(1,884)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $895, ($521), $1,135 and ($411))	1,497	(875)	1,898	(689)
Cash flow hedge activity (net of income tax of $8, ($44), $47 and $13)	14	(74)	78	21
Other comprehensive income	(373)	(949)	92	(668)
Comprehensive income	28,098	45,086	46,291	62,755
Comprehensive income attributable to the noncontrolling interests	(728)	817	(1,407)	939
Comprehensive income attributable to The Andersons, Inc.	$28,826	$44,269	$47,698	$61,816
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$46,199	$63,423
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	22,500	19,951
Bad debt expense	493	2,702
Cash distributions in excess of income of unconsolidated affiliates	9,451	(4,439)
Gains on sales of railcars and related leases	(8,674)	(7,033)
Excess tax benefit from share-based payment arrangement	(35)	(21)
Deferred income taxes	4,399	4,443
Stock based compensation expense	2,875	1,863
Other	62	14
Changes in operating assets and liabilities:
Accounts and notes receivable	(36,277)	(90,627)
Inventories	176,766	177,357
Commodity derivatives	(27,790)	33,294
Other assets	1,624	8,790
Accounts payable for grain	(261,925)	(194,222)
Other accounts payable and accrued expenses	(63,758)	47,744
Net cash (used in) provided by operating activities	(134,090)	63,239
Investing Activities
Purchase of investments	(19,996)	(100)
Proceeds from redemption of investment	19,998	—
Acquisition of businesses	(93,112)	—
Purchases of railcars	(77,028)	(32,155)
Proceeds from sale of railcars	16,057	17,774
Purchases of property, plant and equipment	(38,171)	(12,572)
Proceeds from sale of property, plant and equipment	725	120
Proceeds from minority investor	6,100	—
Change in restricted cash	13,007	(438)
Net cash used in investing activities	(172,420)	(27,371)
Financing Activities
Net change in short-term borrowings	238,108	(46,900)
Proceeds from issuance of long-term debt	106,878	44,391
Payments of long-term debt	(30,675)	(39,663)
Proceeds from sale of treasury shares to employees and directors	1,350	710
Payments of debt issuance costs	(72)	(815)
Purchase of treasury stock	—	(140)
Dividends paid	(5,574)	(4,075)
Excess tax benefit from share-based payment arrangement	35	21
Net cash provided by (used in) financing activities	310,050	(46,471)
Increase (decrease) in cash and cash equivalents	3,540	(10,603)
Cash and cash equivalents at beginning of period	20,390	29,219
Cash and cash equivalents at end of period	$23,930	$18,616
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559
Net income					62,484	939	63,423
Other comprehensive income				(668)			(668)
Purchase of treasury shares (4 shares)			(140)				(140)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,199 (133 shares)		(609)	1,984				1,375
Dividends declared ($0.22 per common share)					(4,086)		(4,086)
Balance at June 30, 2011	$96	$177,266	$(12,214)	$(29,467)	$374,715	$14,067	$524,463
Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income					47,606	(1,407)	46,199
Other comprehensive income				92			92
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $675 (140 shares)		1,072	2,478				3,550
Dividends declared ($0.30 per common share)					(5,590)		(5,590)
Balance at June 30, 2012	$96	$180,535	$(12,519)	$(42,998)	$444,539	$19,540	$589,193
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2011 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of June 30, 2011 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
New Accounting Standard
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this guidance will not impact the Company's Consolidated Financial Statements or disclosures.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Grain	$465,453	$570,337	$298,580
Ethanol and by-products	18,516	5,461	5,381
Agricultural fertilizer and supplies	57,637	118,716	112,892
Lawn and garden fertilizer and corncob products	21,714	37,001	22,585
Retail merchandise	30,685	25,612	27,492
Railcar repair parts	2,777	3,063	2,252
Other	309	269	369
	$597,091	$760,459	$469,551

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Land	$19,505	$17,655	$15,424
Land improvements and leasehold improvements	52,536	47,958	45,634
Buildings and storage facilities	172,354	150,461	142,864
Machinery and equipment	243,216	191,833	186,245
Software	11,204	10,861	10,603
Construction in progress	33,613	13,006	6,696
	532,428	431,774	407,466
Less accumulated depreciation and amortization	266,153	256,687	253,824
	$266,275	$175,087	$153,642
There have been significant additions to property, plant and equipment in the first half of 2012 primarily related to business acquisitions, construction of a grain load-out facility and the phased implementation of an enterprise resource planning system.
Depreciation expense on property, plant and equipment amounted to $12.0 million, $20.4 million and $9.9 million for the periods ended June 30, 2012, December 31, 2011, and June 30, 2011, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Railcar assets leased to others	$332,997	$272,883	$248,030
Less accumulated depreciation	80,032	75,746	69,889
	$252,965	$197,137	$178,141
Railcar assets leased to others has increased significantly during the six months ended June 30, 2012 due to an increase in railcar purchases. The rail fleet has increased to approximately 23,100 cars from 22,400 last year.
Depreciation expense on railcar assets leased to others amounted to $7.8 million, $13.8 million and $6.7 million for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

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
The following table presents at June 30, 2012, December 31, 2011 and June 30, 2011, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$151,939	$—	$66,870	$—	$43,191	$—
Fair value of derivatives	(106,629)	—	(20,480)	—	40,476	—
Balance at end of period	$45,310	$—	$46,390	$—	$83,667	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $6.1 million, $1.0 million, and $78.2 million as of June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$(12,900)	$102,585	$(16,557)	$103,863
At June 30, 2012, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	209,347	—	—	—
Soybeans	32,936	—	—	—
Wheat	10,847	—	—	—
Oats	14,217	—	—	—
Ethanol	—	98,858	—	—
Corn oil	—	—	54,319	—
Other	—	—	—	75
Subtotal	267,347	98,858	54,319	75
Exchange traded:
Corn	110,965	—	—	—
Soybeans	27,030	—	—	—
Wheat	38,835	—	—	—
Oats	4,230	—	—	—
Bean oil	—	—	15,480	—
Ethanol	—	1,176	—	—
Other	—	10	—	—
Subtotal	181,060	1,186	15,480	—
Total	448,407	100,044	69,799	75

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

(in thousands except per common share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to The Andersons, Inc.	$29,199	$45,218	$47,606	$62,484
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	146	205	179	235
Earnings available to common shareholders	$29,053	$45,013	$47,427	$62,249
Earnings per share – basic:
Weighted average shares outstanding – basic	18,541	18,485	18,522	18,469
Earnings per common share – basic	$1.57	$2.44	$2.56	$3.37
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,541	18,485	18,522	18,469
Effect of dilutive awards	132	134	166	168
Weighted average shares outstanding – diluted	18,673	18,619	18,688	18,637
Earnings per common share – diluted	$1.56	$2.42	$2.54	$3.34
There were no antidilutive stock-based awards outstanding at June 30, 2012 or 2011.

6. Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2012 and 2011 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits		Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	1,105	1,163	2,248	2,289
Expected return on plan assets	(1,534)	(1,558)	(3,073)	(3,118)
Recognized net actuarial loss	299	247	749	470
Benefit cost (income)	$(130)	$(148)	$(76)	$(359)

	Postretirement Benefits		Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$184	$136	$376	$277
Interest cost	327	325	660	643
Amortization of prior service cost	(136)	(136)	(272)	(272)
Recognized net actuarial loss	313	242	640	451
Benefit cost	$688	$567	$1,404	$1,099

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group, LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies that are investments accounted for under the equity method (“ethanol LLCs”) and various service contracts for these investments. The Ethanol Group also performs the same functions for The Andersons Denison Ethanol LLC, a consolidated subsidiary. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in “Other” are the corporate level amounts not attributable to an operating segment.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
(in thousands)
Revenues from external customers
Grain	$718,911	$797,130	$1,418,772	$1,435,097
Ethanol	167,758	164,704	318,428	297,452
Plant Nutrient	308,797	259,823	484,157	383,472
Rail	32,046	29,501	67,905	58,411
Turf & Specialty	43,845	41,551	88,972	88,821
Retail	44,477	45,458	74,733	76,588
Other	—	—	—	—
Total	$1,315,834	$1,338,167	$2,452,967	$2,339,841

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Inter-segment sales
Grain	$—	$1	$1	$2
Ethanol	—	—	—	—
Plant Nutrient	5,334	3,221	8,417	8,606
Rail	208	—	411	189
Turf & Specialty	497	627	1,473	1,332
Retail	—	—	—	—
Other	—	—	—	—
Total	$6,039	$3,849	$10,302	$10,129

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Interest expense (income)
Grain	$2,687	$3,859	$5,939	$8,699
Ethanol	185	274	209	686
Plant Nutrient	632	973	1,342	1,816
Rail	1,156	1,511	2,334	2,958
Turf & Specialty	312	372	668	821
Retail	157	207	353	467
Other	251	366	(135)	(549)
Total	$5,380	$7,562	$10,710	$14,898

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Equity in earnings (loss) of affiliates
Grain	$7,505	$5,428	$13,457	$11,658
Ethanol	(2,410)	7,082	(4,081)	8,096
Plant Nutrient	1	2	3	4
Rail	—	—	—	—
Turf & Specialty	—	—	—	—
Retail	—	—	—	—
Other	—	—	—	—
Total	$5,096	$12,512	$9,379	$19,758

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Other income, net
Grain	$489	$522	$1,316	$1,102
Ethanol	20	37	36	95
Plant Nutrient	1,010	134	1,128	259
Rail	824	841	1,600	1,594
Turf & Specialty	289	259	490	549
Retail	155	144	279	300
Other	(116)	81	1,068	425
Total	$2,671	$2,018	$5,917	$4,324

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Income (loss) before income taxes
Grain	$15,277	$36,541	$34,712	$51,642
Ethanol	(2,105)	8,830	(1,984)	12,401
Plant Nutrient	27,953	24,077	33,781	29,191
Rail	7,199	2,763	15,217	6,309
Turf & Specialty	2,753	1,778	4,955	5,056
Retail	1,428	1,877	(1,321)	(787)
Other	(5,950)	(4,673)	(10,157)	(5,547)
Noncontrolling interests	(728)	817	(1,407)	939
Total	$45,827	$72,010	$73,796	$99,204

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Identifiable assets
Grain	$844,526	$883,395	$772,995
Ethanol	212,094	148,975	93,059
Plant Nutrient	214,617	240,543	281,691
Rail	310,651	246,188	214,971
Turf & Specialty	66,580	69,487	61,141
Retail	56,986	52,018	54,243
Other	89,320	93,517	65,749
Total	$1,794,774	$1,734,123	$1,543,849

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method ("the ethanol LLCs). The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
The Andersons Albion Ethanol LLC	$31,248	$32,829	$31,075
The Andersons Clymers Ethanol LLC	38,225	40,001	40,106
The Andersons Marathon Ethanol LLC	37,782	43,019	37,577
Lansing Trade Group, LLC	80,052	81,209	69,175
Other	2,303	2,003	1,955
Total	$189,610	$199,061	$179,888
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.
The Company holds a majority interest (85%) in The Andersons Denison Ethanol LLC ("TADE") which is a consolidated entity. The noncontrolling interest in TADE is attributed 15% of the gains and losses of TADE recorded by the Company.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at June 30, 2012 (direct and indirect)	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
The Andersons Albion Ethanol LLC	50%	$(215)	$2,146	$418	$2,530
The Andersons Clymers Ethanol LLC	38%	(655)	2,783	(1,012)	2,919
The Andersons Marathon Ethanol LLC	50%	(1,540)	2,153	(3,487)	2,648
Lansing Trade Group, LLC	51% *	7,244	5,346	13,160	11,512
Other	7%-33%	262	84	300	149
Total		$5,096	$12,512	$9,379	$19,758

 *    This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $18.8 million for the first half of 2012.
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

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of June 30, 2012 was $17.4 million.
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
The Company’s current maximum exposure to loss related to IANR is $20.2 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $2.8 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales revenues	$226,989	$233,966	$420,050	$416,836
Service fee revenues (a)	5,393	5,852	10,872	11,019
Purchases of product	145,513	159,781	294,322	288,779
Lease income (b)	1,855	1,415	3,733	2,667
Labor and benefits reimbursement (c)	3,010	2,611	5,751	5,384
Other expenses (d)	197	45	336	45
Accounts receivable at June 30 (e)	16,575	23,558
Accounts payable at June 30 (f)	20,478	21,409

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark, as well as payment to LTG for the lease of railcars.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended June 30, 2012 and 2011, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $151.9 million and $168.7 million, respectively. For the six months ended June 30, 2012 and 2011, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $294.9 million and $326.7 million, respectively. For the quarters ended June 30, 2012 and 2011, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $165.3 million and $194.4 million, respectively. For the six months ended June 30, 2012 and 2011, revenues recognized for the sale of corn to the ethanol LLCs were $344.4 million and $341.1 million, respectively.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011 of $1.1 million, $0.6 million, and $4.1 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011 of $1.8 million, $1.9 million, and $2.3 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012, December 31, 2011 and June 30, 2011:

(in thousands)	June 30, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$104	$—	$—	$104
Restricted cash	5,644	—	—	5,644
Commodity derivatives, net	48,558	48,078	—	96,636
Convertible preferred securities (b)	—	—	17,350	17,350
Other assets and liabilities (a)	7,182	(2,022)	—	5,160
Total	$61,488	$46,056	$17,350	$124,894

(in thousands)	December 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$183	$—	$—	$183
Restricted cash	18,651	—	—	18,651
Commodity derivatives, net	43,503	22,876	2,467	68,846
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	6,224	—	(2,178)	4,046
Total	$68,561	$22,876	$20,649	$112,086

(in thousands)	June 30, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$182	$—	$—	$182
Restricted cash	12,572	—	—	12,572
Commodity derivatives, net	89,769	71,296	8,794	169,859
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	6,345	—	(1,883)	4,462
Total	$108,868	$71,296	$22,701	$202,865

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

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
The Company’s convertible preferred securities are measured at fair value using a combination of the income approach on a quarterly basis and the market approach on an annual basis. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. On an annual basis, a comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2012			2011
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,178)	$20,360	$2,467	$(2,156)	$15,790	$12,406
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	442
Change in market prices	—	—	—	(2)	—	1,877
Settled contracts	—	—	—	—	—	(2,242)
Unrealized gains (losses) included in other comprehensive income	—	—	—	149	—	—
New contracts entered into	—	—	—	507	—	—
Transfers to level 2	2,178	—	(2,467)	—	—	—
Transfers from level 2	—	—	—	—	—	2,500
Asset (liability) at March 31,	$—	$20,360	$—	$(1,502)	$15,790	$14,983
Gains (losses) included in earnings:
New contracts	—	—	—		—	(290)
Change in market prices	—	—	—	(310)	—	(5,179)
Settled contracts	—	—	—		—	(929)
Unrealized gains (losses) included in other comprehensive income	—	(3,010)	—	(120)	—	—
New contracts entered into	—	—	—	49	—	—
Transfers to level 2	—	—	—	—	—	—
Transfers from level 2	—	—	—	—	—	209
Asset (liability) at June 30,	$—	$17,350	$—	$(1,883)	$15,790	$8,794

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	June 30, 2012	December 31, 2011
Fair value of long-term debt	$360,911	$279,001
Fair value in excess of carrying value	13,615	7,908
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2011 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE") discussed below. At June 30, 2012, the Company had a total of $463.4 million available for borrowing under its lines of credit.

Borrowings on the short-term line of credit increased to $309.6 million at June 30, 2012 due to margin calls on commodity contracts as a result of rising commodity prices. The Company drew $55 million on the long-term syndicate line in the second quarter. The long-term portion of the syndicate line can be drawn on and the resulting debt considered long-term when used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The expectation at the time of drawing is that it will be kept open until more permanent replacement debt is secured, until other long-term assets are sold, or earnings are generated to pay it down.

TADE, a consolidated subsidiary of the Company, entered into borrowing arrangements with a syndicate of financial institutions which provide a $13 million short-term line of credit, a $15.1 million long-term line of credit, and a $12.4 million term loan. TADE had standby letters of credit outstanding of $822 thousand at June 30, 2012, which reduces the amount available on the lines of credit. As of June 30, 2012, $1.6 million in borrowings were outstanding on the short-term line of credit, $15.0 million in borrowings were outstanding on the long-term line of credit and $12.4 million in borrowings were outstanding on the term loan. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the short-term line of credit is June 1, 2013, January 20, 2022 for the long-term line of credit and January 1, 2017 for the term loan. TADE was in compliance with all financial and non-financial covenants as of June 30, 2012, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company.
The Company’s short-term and long-term debt at June 30, 2012, December 31, 2011 and June 30, 2011 consisted of the following:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Borrowings under short-term line of credit - nonrecourse	$1,608	$—	$—
Borrowings under short-term line of credit - recourse	308,000	71,500	194,200
Total borrowings under short-term line of credit	$309,608	$71,500	$194,200
Current maturities of long -term debt – nonrecourse	$1,385	$157	$2,827
Current maturities of long-term debt – recourse	28,262	32,051	42,605
Total current maturities of long-term debt	$29,647	$32,208	$45,432
Long-term debt, less current maturities – nonrecourse	$32,544	$797	$11,690
Long-term debt, less current maturities – recourse	285,104	238,088	248,955
Total long-term debt, less current maturities	$317,648	$238,885	$260,645

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
The estimated range of loss for all outstanding claims that are considered reasonably possible of occurring is not material. There are several pending claims for which the question of loss or the range of loss cannot be estimated at this time, among them the investigation of the Maumee River in Toledo, Ohio. We have received, and are cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of our grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to our initial acquisition of the land in 1960. We have on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along our riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.
In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded to-date due to uncertainty of the final amount and overall collectibility of any amount against the defendant.

12. Business Acquisition
On May 1, 2012, the Company and its subsidiary, The Andersons Denison Ethanol LLC ("TADE") completed the purchase of certain assets of an ethanol production facility in Denison, Iowa for a purchase price of $77.8 million. Previously owned by Amaizing Energy Denison LLC and Amaizing Energy Holding Company, LLC, the operations consist of a 55 million gallon capacity ethanol facility with an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa. TADE has been organized to provide investment opportunity for the Company and potential outside investors. The Company owns the grain terminal, manages TADE, and provides grain origination, risk management, and DDG and ethanol marketing services. The Company currently owns a controlling interest of 85% of TADE, and therefore includes TADE's results of operations in its consolidated financial statements. The fair value of the noncontrolling interest in TADE purchased by the minority investor at the acquisition date was $6.1 million.
The summarized preliminary purchase price allocation is as follows:

(in thousands)
Grain elevator	$14,285
Inventory	10,343
Intangible assets	4,335
Other assets	962
Property, plant and equipment	47,902
Total purchase price	$77,827
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Lease intangibles	$4,085	10 months to 4.5 years
Noncompete agreement	250	2 years
Total identifiable intangible assets	$4,335

On January 31, 2012, the Company purchased 100% of the stock of New Eezy Gro, Inc. (“NEG”) for a purchase price of $16.8 million. New Eezy Gro is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

The summarized purchase price allocation is as follows:

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

The year-to-date spending on acquisition of businesses, net of cash acquired is $93.1 million.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2011 Form 10-K, have not materially changed during the first six months of 2012.
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
Grain inventories on hand at June 30, 2012 were 57.9 million bushels, of which 1.2 million bushels were stored for others. This compares to 47.1 million bushels on hand at June 30, 2011, of which 46 thousand bushels were stored for others.
Total storage capacity is approximately 109.0 million bushels as of June 30, 2012. We are currently constructing a grain shuttle loader facility in Anselmo, Nebraska. The 3.8 million bushel capacity grain elevator will primarily handle corn and soybeans and is expected to open in the fall of 2012.
While the early 2012 spring planting initially created high expectations for favorable crop yields, the hot, dry weather patterns during this growing season have caused predicted corn yields to be the lowest in over 10 years. Soybean yield may also be at risk, however their most sensitive period is in the early weeks of August. According to the U.S. Department of Agriculture, in the states where we have grain storage facilities, 17% of the corn is rated good to excellent, compared to 64% at the same time last year. Soybeans rated as good to excellent were an average of 21% compared to 63% at this same time last year. The drought conditions will likely have a negative effect on income for the Grain business for the remainder of 2012 and into 2013 due to anticipated drops in space income.
As a result of the high demand and tight supply situation, corn and bean prices have risen significantly. In the near future, high prices may encourage growers to expand acreage, the most immediate of which will be Midwestern U.S. wheat plantings in September and October.
Ethanol Business
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "ethanol LLCs") and one that is consolidated ("The Andersons Denison Ethanol LLC"). The business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates, as well as third parties.
On May 1, 2012, the Company’s subsidiary, The Andersons Denison Ethanol LLC (“TADE”), completed the purchase of certain assets of an 55 million gallon capacity ethanol production facility in Denison, Iowa which has an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa. Our Ethanol Group manages TADE, and provides grain origination, risk management, and DDG and ethanol marketing services for the ethanol facility.
Equity in earnings of the three ethanol LLCs that are accounted for under the equity method had lower results for the second quarter of 2012 compared to the same period in 2011 due to the decline in ethanol margins resulting from increased corn costs and lower ethanol demand. With the addition of TADE during the quarter, gallons sold increased significantly, however, the higher volume was more than offset by a larger decline in the average price per gallon of ethanol. With the current price volatility of various inputs, in addition to lower estimated corn yields due to the hot and dry weather experienced this summer, we can expect adverse impacts on gross profit in future periods.
Ethanol gallons shipped for the three and six months ended June 30, 2012 were 66.4 million and 125.4 million, respectively, compared to the three and six months ended June 30, 2011 of 60.0 million and 118.9 million. DDG tons shipped by the Ethanol LLCs for the three and six months ended June 30, 2012 were 0.3 million and 0.5 million, respectively, compared to the three and six months ended June 30, 2011 of 0.2 million and 0.5 million. Corn oil pounds shipped for the three and six months ended June 30, 2012 were 14.5 million and 23.6 million, respectively, compared to the three and six month periods ended June 30, 2011 of 2.4 million and 4.1 million. E-85 gallons shipped for the three and six months ended June 30, 2012 were 5.1 million and 9.2 million, respectively, compared to the three and six months ended June 30, 2011 of 4.0 million and 7.0 million.
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
As anticipated, corn acreage of 96 million was planted this spring, so demand for nutrient products was high through most of the second quarter. However, the impact of the heat and drought conditions that have impacted much of the Midwest are slowing plant nutrient activity as damage to the crops is being assessed. The expected reductions in crop volume and quality may cause continued rises in grain prices into 2013 which should also support good nutrient demand moving into the next crop cycle.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 433,000 tons for dry nutrients and approximately 390,000 tons for liquid nutrients at June 30, 2012.
Fertilizer tons (including sales and service tons) for the three and six months ended June 30, 2012 were 0.7 million tons and 1.2 million tons, respectively, compared to the three and six months ended June 30, 2011 of 0.7 million tons and 1.1 million tons.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2012 were 23,107 compared to 22,390 at June 30, 2011. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has remained unchanged at 84.7% for both the quarters ended June 30, 2011 and 2012.
In the second quarter, Rail had gains on sales of railcars and related leases in the amount of $2.4 million compared to $2.3 million in the prior year.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Sales and merchandising revenues	$1,315,834	$1,338,167	$2,452,967	$2,339,841
Cost of sales and merchandising revenues	1,213,184	1,215,395	2,264,447	2,138,384
Gross profit	102,650	122,772	188,520	201,457
Operating, administrative and general expenses	59,210	57,730	119,310	111,437
Interest expense	5,380	7,562	10,710	14,898
Equity in earnings of affiliates	5,096	12,512	9,379	19,758
Other income, net	2,671	2,018	5,917	4,324
Income before income taxes	45,827	72,010	73,796	99,204
Income (loss) attributable to noncontrolling interests	(728)	817	(1,407)	939
Operating income	$46,555	$71,193	$75,203	$98,265

Comparison of the three months ended June 30, 2012 with the three months ended June 30, 2011:
Grain Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$718,911	$797,130
Cost of sales and merchandising revenues	692,471	745,650
Gross profit	26,440	51,480
Operating, administrative and general expenses	16,470	17,030
Interest expense	2,687	3,859
Equity in earnings of affiliates	7,505	5,428
Other income, net	489	522
Operating income	$15,277	$36,541

Operating results for the Grain Group decreased $21.3 million from the results of the same period last year. Sales and merchandising revenues decreased $78.2 million and is the primarily the result of a decrease in the average price per bushel sold for corn, wheat and oats. Bushels shipped were up 2.7% due to increases in oats and corn, but were partially offset with decreases in wheat and soybean bushels shipped. Gross profit decreased $25.0 million compared to the second quarter of 2011 and is primarily a result of lower wheat basis appreciation, a component of space income. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses decreased slightly compared to the same period in 2011 due to lower bad debt expense and incentive compensation expense, partially offset by an increase in labor related to organizational growth. Interest expense decreased $1.2 million from prior year due primarily to lower interest rates. Equity in earnings of affiliates increased $2.1 million over the same period in 2011, primarily due to the investment in LTG. Other income did not change significantly quarter over quarter.
Ethanol Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising and service fee revenues	$167,758	$164,704
Cost of sales and merchandising revenues	165,833	159,875
Gross profit	1,925	4,829
Operating, administrative and general expenses	2,183	2,027
Interest expense	185	274
Equity in earnings (loss) of affiliates	(2,410)	7,082
Other income, net	20	37
Income (loss) before income taxes	(2,833)	9,647
Income (loss) attributable to noncontrolling interests	(728)	817
Operating income	$(2,105)	$8,830

Operating results for the Ethanol Group decreased $10.9 million from the results of the same period last year. Sales and merchandising and service fee revenues increased $3.1 million and is primarily due to an increase in volume, as the average price per gallon sold was down compared to the same quarter last year. The addition of TADE on May 1, 2012 added $17.3 million of ethanol sales, $5.3 million of DDG sales, and $1.0 million of corn oil and syrup sales. Gross profit decreased $2.9 million from the second quarter of 2011 due to mark to market loss in certain hedges (where a gain was recorded in 2011) as well as a decrease in ethanol service fee income.

Operating expenses increased over the three months ended June 30, 2011 primarily due to added labor, benefits, depreciation and other operating expenses for TADE for the months of May and June 2012, partially offset by a decrease in performance incentives. There were no significant changes in interest expense and other income. Equity in earnings of affiliates decreased $9.5 million compared to the same period in 2011 and relates to losses from the investment in three ethanol LLCs.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$308,797	$259,823
Cost of sales and merchandising revenues	267,140	220,572
Gross profit	41,657	39,251
Operating, administrative and general expenses	14,083	14,337
Interest expense	632	973
Equity in earnings of affiliates	1	2
Other income, net	1,010	134
Operating income	$27,953	$24,077

Operating results for the Plant Nutrient Group increased $3.9 million over the same period last year. Sales and merchandising revenues increased $49.0 million due primarily to a combination of an increase in sales volume and average price per ton sold compared to the same quarter last year. Gross profit increased $2.4 million as a result of the impact of price escalation.

There were no significant changes in operating expenses, interest expense, and equity in earnings of affiliates compared to the same period last year. Other income increased $0.9 million primarily due to gains recognized on assets that were involuntarily converted during the quarter.
Rail Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$32,046	$29,501
Cost of sales and merchandising revenues	20,483	23,086
Gross profit	11,563	6,415
Operating, administrative and general expenses	4,032	2,982
Interest expense	1,156	1,511
Other income, net	824	841
Operating income	$7,199	$2,763

Operating results for the Rail Group improved by $4.4 million compared to the results from the same period last year. Leasing revenues increased $3.1 million, sales in the repair and fabrication shops increased $2.6 million and car sales decreased $3.1 million. The increase in revenues is primarily attributed to more railcars in service, as well as favorable lease rates.

Rail gross profit increased by $5.1 million compared to the second quarter of 2011. Gross profit in the leasing business increased $3.7 million and is attributed to improved lease rates and a decrease in lease expense compared to the same period last year. Gross profit in the repair and fabrication shops increased $1.3 million due to higher volume of activity. Gross profit on car sales was comparable to the same period last year.

Operating expenses increased $1.1 million compared to the second quarter of 2011 due to higher labor and benefits, including performance incentives. There were no significant changes in interest expense and other income line items compared to the same period last year.

Turf & Specialty Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$43,845	$41,551
Cost of sales and merchandising revenues	36,355	34,583
Gross profit	7,490	6,968
Operating, administrative and general expenses	4,714	5,077
Interest expense	312	372
Other income, net	289	259
Operating income	$2,753	$1,778

Operating results for the Turf & Specialty Group increased $1.0 million compared to results from the same period last year. Sales and merchandising revenues increased $2.3 million primarily due to an increase in the average price per ton sold as volumes were down slightly quarter over quarter. Gross profit increased $0.5 million due to improved margin per unit.

There were no significant fluctuations in operating expenses, interest expense and other income quarter over quarter.
Retail Group

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$44,477	$45,458
Cost of sales and merchandising revenues	30,902	31,629
Gross profit	13,575	13,829
Operating, administrative and general expenses	12,145	11,889
Interest expense	157	207
Other income, net	155	144
Operating loss	$1,428	$1,877

Operating results for the Retail Group decreased nearly $0.5 million compared to the same period last year. Sales and merchandising revenues decreased $1.0 million. Customer counts decreased 4.5%, while the average sale per customer increased by 2.6%. As a result, gross profit decreased $0.3 million.

There were no significant changes in operating expenses, interest expense and other income quarter over quarter.

Other

	Three months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	5,583	4,388
Interest income	251	366
Other income, net	(116)	81
Operating loss	$(5,950)	$(4,673)

Net corporate operating loss not allocated to business segments increased $1.3 million compared to the second quarter of the prior year. Operating expenses increased mainly due to employee benefits related expenses and costs incurred related to phased implementation of an enterprise resource planning system. There were no significant changes in interest expense and other income.

Income tax expense of $17.4 million was provided at 37.9%. In the second quarter of 2011, income tax expense of $26.0 million was provided at a rate of 36.1%. The increase in the effective tax rate was due primarily to income or loss attributable to the noncontrolling interests that did not impact income tax expense. The Company anticipates that its 2012 effective annual rate will be 36.5%. The Company's actual 2011 effective tax rate was 34.5%. The lower effective rate for 2011 was due primarily to benefits related to domestic production activities and the income attributable to the noncontrolling interest that did not increase taxes.

Comparison of the six months ended June 30, 2012 with the six months ended June 30, 2011:
Grain Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$1,418,772	$1,435,097
Cost of sales and merchandising revenues	1,359,731	1,352,325
Gross profit	59,041	82,772
Operating, administrative and general expenses	33,163	35,191
Interest expense	5,939	8,699
Equity in earnings of affiliates	13,457	11,658
Other income, net	1,316	1,102
Operating income	$34,712	$51,642

Operating results for the Grain Group decreased $16.9 million from the results of the same period last year. Sales and merchandising revenues decreased $16.3 million and is primarily the result of a decrease in the average price per bushel sold, most significantly wheat, as well as significantly lower merchandising revenues. Gross profit decreased $23.7 million over the first six months of 2011 and relates primarily to a decrease in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses decreased $2.0 million from the same period in 2011 due primarily to a decrease in bad debt expense and incentive compensation expense, partially offset by an increase in labor related to organizational growth. Interest expense decreased $2.8 million from the same period in 2011 due to lower working capital levels and interest rates. Equity in earnings of affiliates increased $1.8 million over the same period in 2011 and relates to income from the investment in LTG. There were no significant changes in other income year over year.

Ethanol Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising and service fee revenues	$318,428	$297,452
Cost of sales and merchandising revenues	313,730	288,158
Gross profit	4,698	9,294
Operating, administrative and general expenses	3,835	3,459
Interest expense	209	686
Equity in earnings (loss) of affiliates	(4,081)	8,096
Other income, net	36	95
Income (loss) before income taxes	(3,391)	13,340
Income (loss) attributable to noncontrolling interests	(1,407)	939
Operating income	$(1,984)	$12,401

Operating results for the Ethanol Group decreased $14.4 million from the results of the same period last year. Sales and merchandising and service fee revenues increased $21.0 million as a result of an increase in volume partially offset by a decrease in the average price per gallon sold. The addition of TADE on May 1, 2012 added $17.3 million in ethanol sales, $5.3 million of DDG sales, and $1.0 million of corn oil and syrup sales. Gross profit decreased $4.6 million over the first six months of 2011 due to mark to market loss in certain hedges (where a gain was recorded in 2011), as well as a decrease in ethanol service fee income.

Operating expenses increased over the six months ended June 30, 2011 primarily due to added labor, benefits, depreciation and other operating expenses for TADE for the months of May and June 2012, partially offset by a decrease in performance incentives. Interest expense decreased $0.5 million compared to the six months ended June 30, 2011 as a result of lower levels of working capital. Equity in earnings of affiliates decreased $12.2 million over the same period in 2011 and relates to losses from the investment in three ethanol LLCs. Other income did not fluctuate significantly period over period.
Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$484,157	$383,472
Cost of sales and merchandising revenues	421,182	326,137
Gross profit	62,975	57,335
Operating, administrative and general expenses	28,983	26,591
Interest expense	1,342	1,816
Equity in earnings of affiliates	3	4
Other income, net	1,128	259
Operating income	$33,781	$29,191

Operating results for the Plant Nutrient Group increased $4.6 million over the same period last year. Sales and merchandising revenues increased $100.7 million due to both an increase in the average price per ton sold and volume. The increase in the average price per ton sold is a result of the escalating prices of the basic nutrients used. Gross profit increased $5.6 million as a result of the strong margins achieved through price appreciation on tons sold.

Operating expenses increased $2.4 million over the same period last year due to an increase in labor and benefits primarily related to the business acquisitions in the fourth quarter of 2011 and the first quarter of 2012. In addition, performance incentive expense is higher due to improved performance compared to the same period of the prior year. Interest expense decreased $0.5 million compared to the first half of 2011 due to lower levels of working capital. There were no significant changes in equity in earnings of affiliates and other income.

Rail Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$67,905	$58,411
Cost of sales and merchandising revenues	43,777	44,879
Gross profit	24,128	13,532
Operating, administrative and general expenses	8,177	5,859
Interest expense	2,334	2,958
Other income, net	1,600	1,594
Operating income	$15,217	$6,309

Operating results for the Rail Group increased $8.9 million compared to the results of the same period last year. Leasing revenues increased $7.0 million, sales in the repair and fabrication shops increased $4.3 million and car sales decreased $1.6 million. The increase in revenues is attributable to higher lease rates and utilization rates achieved in the first half of the year, as well as having more cars in service.

Gross profit increased $10.6 million compared to the first six months of 2011. Gross profit in the leasing business increased $6.4 million and is attributed to favorable lease rates and decreased lease expense compared to the same period last year. Gross profit in the repair and fabrication shops increased $2.6 million for the first half of the year. Gross profit on car sales increased $1.6 million and is due to higher volume of non-recourse lease transactions.

Operating expenses increased $2.3 million from the same period in 2011 due to higher labor and benefits, including performance incentives. Interest expense decreased $0.6 million from the same period last year due to rail financing debt that was paid off in the fourth quarter of 2011. Other income did not change significantly period over period.
Turf & Specialty Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$88,972	$88,821
Cost of sales and merchandising revenues	73,483	73,077
Gross profit	15,489	15,744
Operating, administrative and general expenses	10,356	10,416
Interest expense	668	821
Other income, net	490	549
Operating income	$4,955	$5,056

Operating results for the Turf & Specialty Group are comparable to results of the same period last year. Sales in the lawn fertilizer business increased slightly due to an increase in the average selling price partially offset by a decrease in volume. Gross profit decreased $0.3 million.

There were no significant changes in operating expenses, interest expense and other income.

Retail Group

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$74,733	$76,588
Cost of sales and merchandising revenues	52,544	53,808
Gross profit	22,189	22,780
Operating, administrative and general expenses	23,436	23,400
Interest expense	353	467
Other income, net	279	300
Operating loss	$(1,321)	$(787)

Operating loss for the Retail Group has increased $0.5 million compared to the first six months of 2011. Sales and merchandising revenues decreased $1.9 million as customer counts were down compared to prior year, partially offset by a slight increase in the average sale per customer. Gross profit decreased $0.6 million primarily as a result of lower store traffic.

There were no significant changes in operating expenses, interest expense and other income.
Other

	Six months ended June 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	11,360	6,521
Interest income	(135)	(549)
Other income, net	1,068	425
Operating loss	$(10,157)	$(5,547)

Net corporate operating loss not allocated to business segments increased $4.6 million over the same period last year due to an increase in operating expenses. Operating expenses were higher as the Company incurred expenses related to the phased implementation of an enterprise resource planning software system. There was also an increase in employee benefit related expenses during the first half of 2012 compared to prior year. There were no significant changes in interest income. Other income increased $0.6 million due primarily to income received related to involuntarily converted land and higher earnings on deferred compensation plan assets.

Income tax expense of $27.6 million was provided at 37.4%. In 2011, income tax expense of $35.8 million was provided at 36.1%. The increase in the effective tax rate was due primarily to the 2012 loss and the 2011 income attributable to the noncontrolling interests that did not impact income tax expense. The Company anticipates that its 2012 effective tax rate will be 36.5%. The Company's actual 2011 effective tax rate was 34.5%. The lower effective tax rate for 2011 was due primarily to benefits related to domestic production activities and the income attributable to the noncontrolling interest that did not increase taxes.

Liquidity and Capital Resources
Working Capital
At June 30, 2012, we had working capital of $256.4 million, a decrease of about $96.4 million from the prior year. This decrease is attributable to changes in the following components of current assets and current liabilities:

(in thousands)	June 30, 2012	June 30, 2011	Variance
Current Assets:
Cash and cash equivalents	$23,930	$18,616	$5,314
Restricted cash	5,644	12,572	(6,928)
Accounts receivables, net	205,046	240,254	(35,208)
Inventories	597,091	469,551	127,540
Commodity derivative assets – current	122,010	187,438	(65,428)
Deferred income taxes	18,784	17,710	1,074
Other current assets	38,535	30,867	7,668
Total current assets	1,011,040	977,008	34,032
Current Liabilities:
Borrowing under short-term line of credit	309,608	194,200	115,408
Accounts payable for grain	129,979	80,374	49,605
Other accounts payable	148,497	164,325	(15,828)
Customer prepayments and deferred revenue	55,912	64,231	(8,319)
Commodity derivative liabilities – current	29,764	24,289	5,475
Other current liabilities	51,283	51,410	(127)
Current maturities of long-term debt	29,647	45,432	(15,785)
Total current liabilities	754,690	624,261	130,429
Working capital	$256,350	$352,747	$(96,397)
In comparison to the quarter ended June 30, 2011, current assets increased primarily as a result of higher grain inventories driven by rising commodity prices in addition to higher wheat ownership, but also due to the purchase of $10.3 million in inventories with the acquisition of TADE on May 1, 2012. Commodity derivatives assets have decreased due to having fewer bushels contracted for purchase. Accounts receivable have decreased from the same quarter of the prior year largely due to timing as we had an earlier spring season in 2012 compared to a late spring season in 2011. Current liabilities increased primarily due to borrowings on the short-term line of credit to fund margin calls on commodity contracts as a result of rising commodity prices. Accounts payable for grain has also increased compared to the same quarter of the prior year due to growth in our Grain business, but also tends to fluctuate with the timing of grain receipts, along with variations in the prices of grain.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $134.1 million in the first six months of 2012 compared to net cash provided by operating activities of $63.2 million in the first six months of 2011.
We made income tax payments of $3.3 million in the first quarter of 2012 and made payments of $23.2 million in the second quarter of 2012. We expect to make additional payments totaling approximately $11.4 million for the remainder of 2012.
Investing Activities
The Company spent $77.8 million on a business acquisition during the second quarter for a total of $93.1 million for the six months ended June 30, 2012. Total capital spending for 2012 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $120 million. Through the second quarter of 2012, we have spent $38.2 million.

In addition to spending on conventional property, plant and equipment, we expect to spend $100 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $97 million. Through June 30, 2012, we invested $77.0 million in the purchase of additional railcars, partially offset by proceeds from sales of $16.1 million.
Financing Activities
We have significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks, which provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $463.4 million remaining available for borrowing at June 30, 2012. We continue to feel that we have adequate capacity to meet our funding needs going forward. Peak short-term borrowings to date were $430.5 million on May 1, 2012. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.
We paid $0.11 per common share for the dividends paid in January, April, July and September 2011, and $0.15 per common share for the dividends paid in January and April 2012. On May 11, 2012, we declared a cash dividend of $0.15 per common share payable on July 23, 2012 to shareholders of record on July 2, 2012. During the first half of 2012, we issued approximately 166 thousand shares to employees and directors under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2012. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
The following table describes our railcar and locomotive positions at June 30, 2012:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	339
Owned-railcar assets leased to others	On balance sheet – non-current	16,756
Railcars leased from financial intermediaries	Off balance sheet	3,908
Railcars – non-recourse arrangements	Off balance sheet	1,981
Total Railcars		22,984
Owned-containers leased to others	On balance sheet – non-current	637
Total Containers		637
Locomotive assets leased to others	On balance sheet – non-current	43
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives – non-recourse arrangements	Off balance sheet	76
Total Locomotives		123
In addition, we manage 344 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer ("Certifying Officers"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those maintained with respect to its consolidated subsidiaries.
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. As of June 30, 2012, we did not maintain effective controls over the preparation and review of the level of the Company's retained risk associated with non-recourse financing transactions in our Rail business. In a non-recourse financing transaction, the Company sells railcars along with the underlying operating leases to a financial intermediary, and we may recognize the transaction as a sale and remove the railcars from our balance sheet only if we do not retain a specified level of risk associated with the railcars subject to the transaction. Conversely, if we do retain a certain level of risk associated with the railcars, we cannot recognize this transaction as a sale and must continue to maintain the railcars subject to the transaction on our balance sheet. While this control deficiency did not result in an error in our interim consolidated financial statements, this control deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of June 30, 2012. In addition, while the deficiency did not change the impact on income in total for the year, it resulted in recognition of $4.3 million in operating income in the third quarter versus the second quarter.
Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012.
Plan for Remediation of Material Weakness
Management is taking steps to remediate the material weakness noted above. Controls over the preparation and review of non-recourse financing transactions are being enhanced through improved procedural and review controls. Management believes the improved control procedures, as implemented and when validated, will fully remediate this material weakness.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Certifying Officers, of any change in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, except for the material weakness discussed herein. As previously disclosed, as of June 30, 2012, we did not maintain effective controls over the preparation and review of the level of the Company's retained risk associated with non-recourse financing transactions in our Rail business.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2011 10-K (Item 1A). While we have previously disclosed the unpredictable nature of weather as an ongoing risk to our agricultural businesses, we would like to point out that the recent drought conditions have impacted and are expected to continue to negatively impact our business in future periods.

Item 6. Exhibits
(a) Exhibits

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 9, 2012	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.