Form 10-Q
period 2012-09-30
ANDERSONS INC
filed 2012-11-09
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 18.6 million common shares outstanding, no par value, at October 31, 2012.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$80,370	$20,390	$38,510
Restricted cash	160	18,651	11,920
Accounts receivable, net	199,158	167,640	158,757
Inventories (Note 2)	682,292	760,459	458,314
Commodity derivative assets – current	166,264	83,950	143,010
Deferred income taxes	20,627	21,483	17,233
Other current assets	41,568	34,649	41,559
Total current assets	1,190,439	1,107,222	869,303
Other assets:
Commodity derivative assets – noncurrent	7,047	2,289	3,907
Other assets, net	67,801	53,327	48,010
Equity method investments	190,057	199,061	189,118
	264,905	254,677	241,035
Railcar assets leased to others, net (Note 3)	252,702	197,137	183,346
Property, plant and equipment, net (Note 3)	283,394	175,087	164,893
Total assets	$1,991,440	$1,734,123	$1,458,577

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$275,522	$71,500	$105,000
Accounts payable for grain	250,066	391,905	77,813
Other accounts payable	204,347	142,762	137,872
Customer prepayments and deferred revenue	77,278	79,557	82,785
Commodity derivative liabilities – current	43,589	15,874	55,354
Accrued expenses and other current liabilities	53,631	60,445	49,487
Current maturities of long-term debt (Note 10)	32,655	32,208	45,171
Total current liabilities	937,088	794,251	553,482
Other long-term liabilities	14,083	43,014	35,421
Commodity derivative liabilities – noncurrent	590	1,519	6,903
Employee benefit plan obligations	49,478	52,972	30,132
Long-term debt, less current maturities (Note 10)	312,404	238,885	235,729
Deferred income taxes	75,377	64,640	64,841
Total liabilities	1,389,020	1,195,281	926,508
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	180,998	179,463	178,173
Treasury shares at cost (557, 697 and 701 shares at 9/30/12, 12/31/11 and 9/30/11, respectively)	(12,541)	(14,997)	(14,814)
Accumulated other comprehensive loss	(42,607)	(43,090)	(29,365)
Retained earnings	458,627	402,523	383,606
Total shareholders’ equity of The Andersons, Inc.	584,573	523,995	517,696
Noncontrolling interests	17,847	14,847	14,373
Total equity	602,420	538,842	532,069
Total liabilities and equity	$1,991,440	$1,734,123	$1,458,577
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales and merchandising revenues	$1,138,402	$938,660	$3,591,369	$3,278,501
Cost of sales and merchandising revenues	1,060,086	873,696	3,324,533	3,012,080
Gross profit	78,316	64,964	266,836	266,421
Operating, administrative and general expenses	58,029	54,486	177,339	165,923
Interest expense	5,482	5,711	16,192	20,609
Other income:
Equity in earnings of affiliates	6,027	9,731	15,406	29,489
Other income, net	3,492	1,217	9,409	5,541
Income before income taxes	24,324	15,715	98,120	114,919
Income tax provision	9,133	4,484	36,730	40,265
Net income	15,191	11,231	61,390	74,654
Net income (loss) attributable to the noncontrolling interests	(1,693)	306	(3,100)	1,245
Net income attributable to The Andersons, Inc.	$16,884	$10,925	$64,490	$73,409
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.91	$0.59	$3.47	$3.96
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.90	$0.59	$3.43	$3.92
Dividends paid	$0.1500	$0.1100	$0.4500	$0.3300
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,191	$11,231	$61,390	$74,654
Other comprehensive income, net of tax:
Decrease in estimated fair value of investment in debt securities (net of income tax of $1,126)	—	—	(1,884)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $209, $121, $1,343 and ($290))	350	203	2,248	(486)
Cash flow hedge activity (net of income tax of $25, ($61), $71 and ($48))	41	(101)	119	(80)
Other comprehensive income (loss)	391	102	483	(566)
Comprehensive income	15,582	11,333	61,873	74,088
Comprehensive (loss) income attributable to the noncontrolling interests	(1,693)	306	(3,100)	1,245
Comprehensive income attributable to The Andersons, Inc.	$17,275	$11,027	$64,973	$72,843
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$61,390	$74,654
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	35,330	30,088
Bad debt expense	1,118	3,332
Cash distributions in excess of income of unconsolidated affiliates	8,984	(13,669)
Gains on sales of railcars and related leases	(22,260)	(7,664)
Excess tax benefit from share-based payment arrangement	(39)	(35)
Deferred income taxes	6,893	1,662
Stock based compensation expense	3,303	2,758
Other	(106)	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(31,522)	(8,661)
Inventories	91,035	188,649
Commodity derivatives	(60,286)	118,494
Other assets	(4,211)	(9,820)
Accounts payable for grain	(141,839)	(196,783)
Other accounts payable and accrued expenses	13,483	39,011
Net cash (used in) provided by operating activities	(38,727)	222,015
Investing Activities
Purchase of investments	(19,996)	—
Proceeds from redemption of investment	19,998	—
Acquisition of businesses, net of cash acquired	(92,686)	—
Purchases of railcars	(102,853)	(38,439)
Proceeds from sale of railcars	57,315	19,840
Purchases of property, plant and equipment	(51,682)	(29,606)
Proceeds from sale of property, plant and equipment	817	832
Investments in affiliates	—	(100)
Change in restricted cash	18,491	214
Net cash used in investing activities	(170,596)	(47,259)
Financing Activities
Net change in short-term borrowings	204,022	(136,100)
Proceeds from issuance of long-term debt	125,076	45,713
Payments of long-term debt	(58,820)	(66,163)
Proceeds from minority investor	6,100	—
Proceeds from sale of treasury shares to employees and directors	1,366	730
Payments of debt issuance costs	(110)	(815)
Purchase of treasury stock	—	(2,747)
Dividends paid	(8,370)	(6,118)
Excess tax benefit from share-based payment arrangement	39	35
Net cash provided by (used in) financing activities	269,303	(165,465)
Increase in cash and cash equivalents	59,980	9,291
Cash and cash equivalents at beginning of period	20,390	29,219
Cash and cash equivalents at end of period	$80,370	$38,510

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of cash flow information
Acquisition of capitalized software under accounts payable	$2,635	—
Purchase of a productive asset through seller-financing	6,102	—

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2010	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559
Net income					73,409	1,245	74,654
Other comprehensive loss				(566)			(566)
Purchase of treasury shares (76 shares)			(2,747)				(2,747)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,199 (137 shares)		298	1,991				2,289
Dividends declared ($0.33 per common share)					(6,120)		(6,120)
Balance at September 30, 2011	$96	$178,173	$(14,814)	$(29,365)	$383,606	$14,373	$532,069
Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income					64,490	(3,100)	61,390
Other comprehensive income				483			483
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $678 (139 shares)		1,535	2,456				3,991
Dividends declared ($0.45 per common share)					(8,386)		(8,386)
Balance at September 30, 2012	$96	$180,998	$(12,541)	$(42,607)	$458,627	$17,847	$602,420
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2011 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of September 30, 2011 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).
New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments are required to be applied retrospectively for all comparative periods presented. The adoption of this amended guidance will require expanded disclosure in the notes to the Company's Consolidated Financial Statements but will not impact financial results.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Grain	$504,484	$570,337	$248,447
Ethanol and by-products	17,277	5,461	4,799
Agricultural fertilizer and supplies	101,896	118,716	151,099
Lawn and garden fertilizer and corncob products	24,709	37,001	22,794
Retail merchandise	30,767	25,612	28,386
Railcar repair parts	2,852	3,063	2,434
Other	307	269	355
	$682,292	$760,459	$458,314

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Land	$19,699	$17,655	$15,402
Land improvements and leasehold improvements	59,375	47,958	45,753
Buildings and storage facilities	178,354	150,461	144,834
Machinery and equipment	257,926	191,833	188,552
Software	12,632	10,861	10,873
Construction in progress	28,582	13,006	17,323
	556,568	431,774	422,737
Less accumulated depreciation and amortization	273,174	256,687	257,844
	$283,394	$175,087	$164,893
Depreciation expense on property, plant and equipment amounted to $19.3 million, $20.4 million and $15.0 million for the year-to-date periods ended September 30, 2012, December 31, 2011, and September 30, 2011, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Railcar assets leased to others	$335,037	$272,883	$256,219
Less accumulated depreciation	82,335	75,746	72,873
	$252,702	$197,137	$183,346
Depreciation expense on railcar assets leased to others amounted to $11.9 million, $13.8 million and $10.2 million for the year-to-date periods ended September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

4. Derivatives
The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. The exchange traded contracts are primarily transacted via the regulated Chicago Mercantile Exchange. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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
The following table presents at September 30, 2012, December 31, 2011 and September 30, 2011, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2012		December 31, 2011		September 30, 2011
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$88,246	$—	$66,870	$—	$(60,247)	$—
Fair value of derivatives	(73,424)	—	(20,480)	—	139,882	—
Balance at end of period	$14,822	$—	$46,390	$—	$79,635	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $0.0 million, $1.0 million, and $89.3 million as of September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Grain receivables posted as collateral on our derivative contracts recorded in Accounts receivable, net on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $2.3 million as of September 30, 2012.

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$(51,318)	$16,076	$(67,875)	$119,743
At September 30, 2012, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	228,370	—	—	—
Soybeans	40,473	—	—	—
Wheat	10,683	—	—	—
Oats	15,656	—	—	—
Ethanol	—	76,641	—	—
Corn oil	—	—	36,579	—
Other	—	—	—	90
Subtotal	295,182	76,641	36,579	90
Exchange traded:
Corn	109,430	—	—	—
Soybeans	30,825	—	—	—
Wheat	45,380	—	—	—
Oats	4,590	—	—	—
Ethanol	—	924	—	—
Other	—	—	—	3
Subtotal	190,225	924	—	3
Total	485,407	77,565	36,579	93

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

(in thousands except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to The Andersons, Inc.	$16,884	$10,925	$64,490	$73,409
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	95	44	309	283
Earnings available to common shareholders	$16,789	$10,881	$64,181	$73,126
Earnings per share – basic:
Weighted average shares outstanding – basic	18,534	18,469	18,516	18,469
Earnings per common share – basic	$0.91	$0.59	$3.47	$3.96
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,534	18,469	18,516	18,469
Effect of dilutive awards	114	118	171	166
Weighted average shares outstanding – diluted	18,648	18,587	18,687	18,635
Earnings per common share – diluted	$0.90	$0.59	$3.43	$3.92
There were no antidilutive stock-based awards outstanding at September 30, 2012 or 2011.

6. Employee Benefit Plans
Included as charges against income for the three and nine months ended September 30, 2012 and 2011 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits		Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	1,124	1,145	3,372	3,434
Expected return on plan assets	(1,536)	(1,559)	(4,609)	(4,677)
Recognized net actuarial loss	374	235	1,123	705
Benefit cost (income)	$(38)	$(179)	$(114)	$(538)

	Postretirement Benefits		Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$188	$139	$564	$416
Interest cost	329	321	989	964
Amortization of prior service cost	(135)	(136)	(407)	(407)
Recognized net actuarial loss	320	225	960	676
Benefit cost	$702	$549	$2,106	$1,649

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group, LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies that are consolidated or are investments accounted for under the equity method (“ethanol LLCs”) and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service shop. Included in “Other” are the corporate level amounts not attributable to an operating segment.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
(in thousands)
Revenues from external customers
Grain	$677,484	$538,723	$2,096,256	$1,973,820
Ethanol	209,634	179,331	528,062	476,783
Plant Nutrient	135,144	137,637	619,301	521,109
Rail	59,703	24,067	127,608	82,478
Turf & Specialty	21,509	23,051	110,481	111,872
Retail	34,928	35,851	109,661	112,439
Other	—	—	—	—
Total	$1,138,402	$938,660	$3,591,369	$3,278,501

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Inter-segment sales
Grain	$—	$1	$1	$3
Ethanol	—	—	—	—
Plant Nutrient	3,481	4,224	11,898	12,830
Rail	105	111	516	486
Turf & Specialty	521	317	1,994	1,649
Retail	—	—	—	—
Other	—	—	—	—
Total	$4,107	$4,653	$14,409	$14,968

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest expense (income)
Grain	$3,465	$2,674	$9,404	$11,373
Ethanol	284	194	493	880
Plant Nutrient	725	940	2,067	2,756
Rail	1,229	1,614	3,563	4,572
Turf & Specialty	238	273	906	1,094
Retail	217	238	570	705
Other	(676)	(222)	(811)	(771)
Total	$5,482	$5,711	$16,192	$20,609

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Equity in earnings (loss) of affiliates
Grain	$9,249	$6,459	$22,706	$18,117
Ethanol	(3,224)	3,270	(7,305)	11,366
Plant Nutrient	2	2	5	6
Rail	—	—	—	—
Turf & Specialty	—	—	—	—
Retail	—	—	—	—
Other	—	—	—	—
Total	$6,027	$9,731	$15,406	$29,489

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Other income, net
Grain	$526	$652	$1,842	$1,754
Ethanol	1	38	37	133
Plant Nutrient	523	282	1,651	541
Rail	1,695	604	3,295	2,198
Turf & Specialty	181	167	671	716
Retail	117	130	396	430
Other	449	(656)	1,517	(231)
Total	$3,492	$1,217	$9,409	$5,541

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Income (loss) before income taxes
Grain	$10,807	$8,313	$45,519	$59,955
Ethanol	(936)	4,443	(2,920)	16,844
Plant Nutrient	759	6,622	34,540	35,813
Rail	19,071	1,123	34,288	7,432
Turf & Specialty	(1,571)	(1,245)	3,384	3,811
Retail	(1,769)	(1,233)	(3,090)	(2,020)
Other	(344)	(2,614)	(10,501)	(8,161)
Noncontrolling interests	(1,693)	306	(3,100)	1,245
Total	$24,324	$15,715	$98,120	$114,919

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Identifiable assets
Grain	$942,629	$883,395	$651,645
Ethanol	214,858	148,975	84,666
Plant Nutrient	268,982	240,543	302,399
Rail	309,847	246,188	217,335
Turf & Specialty	55,638	69,487	54,165
Retail	56,795	52,018	54,971
Other	142,691	93,517	93,396
Total	$1,991,440	$1,734,123	$1,458,577

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method ("the ethanol LLCs). The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
The Andersons Albion Ethanol LLC	$30,625	$32,829	$31,764
The Andersons Clymers Ethanol LLC	34,962	40,001	40,318
The Andersons Marathon Ethanol LLC	36,153	43,019	39,445
Lansing Trade Group, LLC	86,007	81,209	75,693
Other	2,310	2,003	1,898
Total	$190,057	$199,061	$189,118
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at September 30, 2012 (direct and indirect)	Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
The Andersons Albion Ethanol LLC	50%	$(622)	$1,190	$(204)	$3,720
The Andersons Clymers Ethanol LLC	38%	(972)	211	(1,985)	3,130
The Andersons Marathon Ethanol LLC	50%	(1,629)	1,868	(5,116)	4,516
Lansing Trade Group, LLC	51% *	9,187	6,518	22,347	18,030
Other	7%-33%	63	(56)	364	93
Total		$6,027	$9,731	$15,406	$29,489

 *    This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $24.4 million for the first nine months of 2012.
While the Company holds a majority of the outstanding shares of LTG, all major operating decisions of LTG are made by LTG’s Board of Directors. The Company does not have a majority of the board seats. Based on the terms of the LTG operating agreement, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
In the third quarter of 2012, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three and nine months ended September 30, 2012 and 2011.

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$1,680,170	$1,477,384	4,874,347	4,529,988
Gross profit	50,412	35,867	126,330	103,225
Income from continuing operations	20,108	13,925	49,014	39,584
Net income	18,545	12,918	47,486	37,144
Net income attributable to LTG	17,927	12,864	44,518	35,114

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of September 30, 2012 was $17.4 million.
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
The Company’s current maximum exposure to loss related to IANR is $20.9 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $3.5 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales revenues	$234,258	$177,515	$654,308	$594,351
Service fee revenues (a)	5,329	5,755	16,201	16,774
Purchases of product	173,519	175,210	467,841	463,989
Lease income (b)	1,695	1,445	5,428	4,112
Labor and benefits reimbursement (c)	3,192	2,730	8,943	8,114
Other expenses (d)	279	59	615	104
Accounts receivable at September 30 (e)	27,548	8,615
Accounts payable at September 30 (f)	18,474	18,857

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair shop rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended September 30, 2012 and 2011, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $192.8 million and $180.8 million, respectively. For the nine months ended September 30, 2012 and 2011, revenues recognized for the sale of ethanol that the Company purchased from the ethanol LLCs were $489.0 million and $507.5 million, respectively. For the quarters ended September 30, 2012 and 2011, revenues recognized for the sale of corn to the ethanol LLCs under these agreements were $143.4 million and $147.0 million, respectively. For the nine months ended September 30, 2012 and 2011, revenues recognized for the sale of corn to the ethanol LLCs were $487.8 million and $488.1 million, respectively.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011 of $1.7 million, $0.6 million, and $4.9 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011 of $4.5 million, $1.9 million, and $1.9 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012, December 31, 2011 and September 30, 2011:

(in thousands)	September 30, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$39,904	$—	$—	$39,904
Restricted cash	160	—	—	160
Commodity derivatives, net	15,619	113,513	—	129,132
Convertible preferred securities (b)	—	—	17,350	17,350
Other assets and liabilities (a)	7,515	(1,966)	—	5,549
Total	$63,198	$111,547	$17,350	$192,095

(in thousands)	December 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$183	$—	$—	$183
Restricted cash	18,651	—	—	18,651
Commodity derivatives, net	43,503	22,876	2,467	68,846
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	6,224	—	(2,178)	4,046
Total	$68,561	$22,876	$20,649	$112,086

(in thousands)	September 30, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$21,481	$—	$—	$21,481
Restricted cash	11,920	—	—	11,920
Commodity derivatives, net	84,365	(2,988)	3,283	84,660
Convertible preferred securities (b)	—	—	15,790	15,790
Other assets and liabilities (a)	5,748	—	(2,238)	3,510
Total	$123,514	$(2,988)	$16,835	$137,361

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2012			2011
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,178)	$20,360	$2,467	$(2,156)	$15,790	$12,406
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	442
Change in market prices	—	—	—	(2)	—	1,877
Settled contracts	—	—	—	—	—	(2,242)
Unrealized gains (losses) included in other comprehensive income	—	—	—	149	—	—
New contracts entered into	—	—	—	507	—	—
Transfers to level 2	2,178	—	(2,467)	—	—	—
Transfers from level 2	—	—	—	—	—	2,500
Asset (liability) at March 31,	$—	$20,360	$—	$(1,502)	$15,790	$14,983
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	(290)
Change in market prices	—	—	—	(310)	—	(5,179)
Settled contracts	—	—	—	—	—	(929)
Unrealized gains (losses) included in other comprehensive income	—	(3,010)	—	(120)	—	—
New contracts entered into	—	—	—	49	—	—
Transfers from level 2	—	—	—	—	—	209
Asset (liability) at June 30,	$—	$17,350	$—	$(1,883)	$15,790	$8,794
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	(43)
Change in market prices	—	—	—	(234)	—	(5,519)
Settled contracts	—	—	—	—	—	(19)
Unrealized gains (losses) included in other comprehensive income	—	—	—	(165)	—	—
New contracts entered into	—	—	—	44	—	—
Transfers from level 2	—	—	—	—	—	70
Asset (liability) at September 30,	$—	$17,350	$—	$(2,238)	$15,790	$3,283

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	September 30, 2012	December 31, 2011
Fair value of long-term debt	$358,112	$279,001
Fair value in excess of carrying value	13,053	7,908
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2011 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE") discussed below. At September 30, 2012, the Company had a total of $517.4 million available for borrowing under its lines of credit.

Borrowings on the short-term line of credit increased to $275.5 million at September 30, 2012 due to margin calls on commodity contracts as a result of rising commodity prices. The Company drew $55 million on the long-term syndicate line in the second quarter. In the third quarter, a portion of this balance was paid down and replaced by a $19.3 million loan with a fixed interest rate of 3.29%, secured by rail assets, due September 22, 2022. The long-term portion of the syndicate line can be drawn on and the resulting debt considered long-term when used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The expectation at the time of drawing is that it will be kept open until more permanent replacement debt is secured, until other long-term assets are sold, or earnings are generated to pay it down.

TADE, a consolidated subsidiary of the Company, is party to borrowing arrangements with a syndicate of financial institutions which provide a $13 million short-term line of credit, a $15.1 million long-term line of credit, and a $12.4 million term loan. TADE had standby letters of credit outstanding of $0.8 million at September 30, 2012, which reduces the amount available on the lines of credit. As of September 30, 2012, $0.5 million in borrowings were outstanding on the short-term line of credit, $15.1 million in borrowings were outstanding on the long-term line of credit and $12.4 million in borrowings were outstanding on the term loan. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the short-term line of credit is June 1, 2013, January 20, 2022 for the long-term line of credit and January 1, 2017 for the term loan. TADE was in compliance with all financial and non-financial covenants as of September 30, 2012, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company.
The Company’s short-term and long-term debt at September 30, 2012, December 31, 2011 and September 30, 2011 consisted of the following:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Borrowings under short-term line of credit - nonrecourse	$522	$—	$—
Borrowings under short-term line of credit - recourse	275,000	71,500	105,000
Total borrowings under short-term line of credit	$275,522	$71,500	$105,000
Current maturities of long -term debt – nonrecourse	$1,716	$157	$2,806
Current maturities of long-term debt – recourse	30,939	32,051	42,365
Total current maturities of long-term debt	$32,655	$32,208	$45,171
Long-term debt, less current maturities – nonrecourse	$25,686	$797	$6,971
Long-term debt, less current maturities – recourse	286,718	238,088	228,758
Total long-term debt, less current maturities	$312,404	$238,885	$235,729

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
In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded as of the period ended September 30, 2012 due to uncertainty of the final amount, overall collectibility and the appeals by both parties of the trial court decision. Subsequent to quarter end, the Company received a decision from the appellate court affirming the initial judgment.

12. Business Acquisitions
On May 1, 2012, the Company and its subsidiary, The Andersons Denison Ethanol LLC ("TADE") completed the purchase of certain assets of an ethanol production facility in Denison, Iowa for a purchase price of $77.4 million. Previously owned by Amaizing Energy Denison LLC and Amaizing Energy Holding Company, LLC, the operations consist of a 55 million gallon annual production capacity ethanol facility with an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa. TADE has been organized to provide investment opportunity for the Company and potential outside investors. The Company owns the grain terminal, manages TADE, and provides grain origination, risk management, and DDG and ethanol marketing services. The Company currently owns a controlling interest of 85% of TADE, and therefore includes TADE's results of operations in its consolidated financial statements. The fair value of the noncontrolling interest in TADE purchased by the minority investor at the acquisition date was $6.1 million.
The summarized purchase price allocation is as follows:

(in thousands)
Grain elevator	$14,285
Inventory	9,916
Intangible assets	2,373
Other assets	962
Property, plant and equipment	49,864
Total purchase price	$77,400
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Lease intangibles	$2,123	10 months to 4.5 years
Noncompete agreement	250	2 years
Total identifiable intangible assets	$2,373	2.9 years *
*weighted average number of years

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

The goodwill recognized as a result of the NEG acquisition is $6.7 million and is included in the Plant Nutrient reportable segment. The goodwill relates to the value of proprietary products and processes as well as an assembled workforce. There is no goodwill deductible for tax purposes as a result of the stock purchase.

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademarks	$1,200	10 years
Customer list	5,500	10 years
Technology	2,100	5 years
Noncompete agreement	800	7 years
Total identifiable intangible assets	$9,600	8 years *
*weighted average number of years

The year-to-date spending on acquisition of businesses, net of cash acquired is $92.7 million.

13. Subsequent Event

On October 26, 2012, the Company signed an agreement to purchase a majority of the grain and agronomy assets of Green Plains Grain Company, LLC, a subsidiary of Green Plains Renewable Energy, Inc. for a purchase price of $95.5 million plus working capital less assumed liabilities. The various facilities located in Iowa and Tennessee have a combined grain storage capacity of more than 32 million bushels and 12,000 tons of nutrient storage. The transaction, which remains subject to certain conditions, is anticipated to close in the fourth quarter.

On October 30, 2012, the Company completed the purchase of substantially all of the assets of Mt. Pulaski Products, LLC for a purchase price of $7.0 million plus working capital. The operations consist of several corncob processing facilities in central Illinois and will become part of the Company's Turf & Specialty Group.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2011 Form 10-K, have not materially changed during the first nine months of 2012.
New Regulatory Rule
On August 22, 2012, the SEC approved a final rule requiring certain issuers to publicly disclose their use of conflict minerals [tantalum, tin, tungsten, and gold] and whether those minerals originated in the Democratic Republic of Congo or adjoining countries. Issuers will be required to provide annual disclosures on a new Form SD to be filed with the SEC by May 31, 2014 for the 2013 calendar year. Based on initial review, management does not believe there are any conflict minerals necessary to the functionality or production of products manufactured or contracted to be manufactured by the Company, and therefore has no impact.
Executive Overview
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
Grain Business
Our Grain business operates grain elevators in various states in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services to its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices.
Grain inventories on hand at September 30, 2012 were 55.0 million bushels, of which 0.9 million bushels were stored for others. This compares to 42.8 million bushels on hand at September 30, 2011, of which 50 thousand bushels were stored for others.
During the third quarter, the Grain Group opened a 3.7 million bushel elevator in Anselmo, Nebraska that primarily handles corn and soybeans. With the addition of this new elevator, total storage capacity is now approximately 113 million bushels as of September 30, 2012.
Early planting and drought conditions accelerated harvest. According to the U.S. Department of Agriculture's Crop Progress Report, an average of 87% of corn has been harvested in states where we have grain facilities, which is ahead of both prior year and the five year average. Corn yields and qualities didn't meet expectations. Yields are reported to be down to 122 bushels per acre from 147.2 bushels per acre in 2011. Soybeans are 93% harvested in states where we have grain facilities, which is ahead of both prior year and the five year average. Next year's winter wheat crop is approximately 95% planted in our primary region. As we look to the fourth quarter, post-harvest inventories are expected to be at levels which are anticipated to have an unfavorable impact on space income into 2013.

On October 26, 2012, the Company signed an agreement to purchase various grain facilities in Iowa and Tennessee for a purchase price of $95.5 million plus working capital. The facilities will increase the storage capacity of our Grain Group by nearly 30 percent. The transaction, which remains subject to certain conditions, is anticipated to close in the fourth quarter.
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
Drought conditions resulted in a poor corn crop, which has a negative impact on the Ethanol business. Equity in earnings of the three ethanol LLCs that are accounted for under the equity method had significantly lower results for the third quarter of 2012 compared to the same period in 2011 due to the decline in ethanol margins resulting from increased corn costs and lower ethanol demand. With the addition of TADE during the second quarter, gallons sold increased significantly, however, the higher volume was more than offset by a larger decline in the average price per gallon of ethanol. With the current price volatility of various inputs and lack of available corn we are anticipating adverse impacts on gross profit in future periods.
Ethanol volumes shipped for the three and nine months ended September 30, 2012 and 2011 were as follows:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Ethanol (gallons shipped)	70.4	60.5	195.8	179.4
E-85 (gallons shipped)	4.6	2.4	13.8	9.4
Corn Oil (pounds shipped)	16.5	2.9	40.0	7.0
DDG (tons shipped)	0.2	0.2	0.7	0.7
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

Storage capacity at our wholesale nutrient and farm center facilities was approximately 443,000 tons for dry nutrients and approximately 390,000 tons for liquid nutrients at September 30, 2012.

Fertilizer tons (including sales and service tons) for the three and nine months ended September 30, 2012 were 0.4 million tons and 1.6 million tons, respectively, compared to the three and nine months ended September 30, 2011 of 0.4 million tons and 1.4 million tons.
The drought conditions that have impacted much of the Midwest are slowing plant nutrient activity due to lack of grower demand. Looking ahead, the reductions in crop volume and quality may cause continued rises in grain prices into 2013 which should support good nutrient demand moving into the next crop cycle.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
In the third quarter, Rail had gains on sales of railcars and related leases in the amount of $13.5 million compared to $0.7 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2012 were 23,384 compared to 22,268 at September 30, 2011. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased slightly from 85.1% to 84.3% for the quarters ended September 30, 2011 and 2012.

The Rail Group's operating results are overstated in the third quarter as a result of an error in the retained risk calculation related to certain non-recourse financing transactions that were recognized as sales. While this error does not impact income for the nine months ended September 30, 2012, it resulted in sales proceeds of $1.8 million and operating income of $1.1 million in the third quarter instead of the second quarter of 2012. This error is not considered to be material to pre-tax income for the Rail operating segment, nor the total Company for the current or previously reported results or the amount forecasted for the year. Also see Item 4 Controls and Procedures for more information in this regard.

Rail recently announced the construction of a 27,300 square-foot railcar blast and paint facility in Maumee, Ohio, which should be completed in the spring of 2013.
Turf & Specialty Business
Turf & Specialty is one of a limited number of processors of corncob-based products in the United States. Corncob-based products are manufactured for a variety of uses including laboratory animal bedding, private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. Corncob-based products are sold throughout the year. Turf & Specialty also produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. These products are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer.

During the third quarter of 2012, the Turf & Specialty Group announced a minor restructuring and incurred pre-tax charges to expense for one-time termination benefits of $0.4 million or $0.01 per share on an after-tax basis for the 2012 calendar year. Cash payments will be made over the next six to twelve months.

On October 30, 2012, the Company completed the purchase of substantially all of the assets of Mt. Pulaski Products, LLC for $7.0 million plus working capital. The operations consist of several corncob processing facilities in central Illinois. This acquisition is anticipated to double our raw cob supply which will enable us to enhance the service to our existing customers and expand our presence in the higher value segments of this business.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Sales and merchandising revenues	$1,138,402	$938,660	$3,591,369	$3,278,501
Cost of sales and merchandising revenues	1,060,086	873,696	3,324,533	3,012,080
Gross profit	78,316	64,964	266,836	266,421
Operating, administrative and general expenses	58,029	54,486	177,339	165,923
Interest expense	5,482	5,711	16,192	20,609
Equity in earnings of affiliates	6,027	9,731	15,406	29,489
Other income, net	3,492	1,217	9,409	5,541
Income before income taxes	24,324	15,715	98,120	114,919
Income (loss) attributable to noncontrolling interests	(1,693)	306	(3,100)	1,245
Operating income	$26,017	$15,409	$101,220	$113,674
Comparison of the three months ended September 30, 2012 with the three months ended September 30, 2011:
Grain Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$677,484	$538,723
Cost of sales and merchandising revenues	656,318	517,966
Gross profit	21,166	20,757
Operating, administrative and general expenses	16,669	16,881
Interest expense	3,465	2,674
Equity in earnings of affiliates	9,249	6,459
Other income, net	526	652
Operating income	$10,807	$8,313

Operating results for the Grain Group increased $2.5 million from the results of the same period last year. Sales and merchandising revenues increased $138.8 million and is the primarily the result of an increase in both the volume of bushels shipped for corn, soybeans and wheat as well as the average price per bushel sold for soybeans and oats. Cost of sales and merchandising revenues increased $138.4 million compared to the third quarter of 2011 and is primarily driven by the rising cost of grain. Gross profit is comparable to the third quarter of 2011 despite the increase in sales volume noted above and is primarily a result of lower wheat basis appreciation, a component of space income. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses decreased slightly compared to the same period in 2011 due to lower bad debt expense and maintenance expense, partially offset by an increase in labor related to organizational growth. Interest expense increased $0.8 million from prior year due primarily to higher levels of working capital. Equity in earnings of affiliates increased $2.8 million over the same period in 2011, primarily due to the performance of the investment in LTG. Other income did not change significantly quarter over quarter.

Ethanol Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising and service fee revenues	$209,634	$179,331
Cost of sales and merchandising revenues	205,788	176,252
Gross profit	3,846	3,079
Operating, administrative and general expenses	2,968	1,444
Interest expense	284	194
Equity in earnings (loss) of affiliates	(3,224)	3,270
Other income, net	1	38
Income (loss) before income taxes	(2,629)	4,749
Income (loss) attributable to noncontrolling interests	(1,693)	306
Operating income	$(936)	$4,443

Operating results for the Ethanol Group decreased $5.4 million from the results of the same period last year to a $0.9 million loss. Sales and merchandising and service fee revenues increased $30.3 million and is primarily due to an increase in volume, as the average price per gallon of ethanol sold was down compared to the same quarter last year. Corn oil sales also contributed to the significant increase over the third quarter of 2011, as there were no corn oil sales for the Ethanol Group until 2012. The acquisition of TADE in the second quarter of 2012 added $35.2 million of ethanol sales, $10.0 million of DDG sales, $1.1 million of corn oil and $0.6 million of syrup sales. The increase in cost of sales primarily relates to an increase in volume as a result of the acquisition of TADE and to a lesser extent, corn costs. The increase in gross profit quarter over quarter is attributed to mark to market gains on certain hedges.

Operating expenses increased $1.5 million over the three months ended September 30, 2011 primarily due to added labor, benefits and depreciation for TADE. There were no significant changes in interest expense and other income. Equity in earnings of affiliates decreased $6.5 million compared to the same period in 2011 and relates to losses from the investment in three ethanol LLCs. The LLC's continue to be negatively impacted by lower ethanol margins resulting from increased corn costs and lower demand for ethanol in both the U.S. and export markets.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$135,144	$137,637
Cost of sales and merchandising revenues	119,847	116,660
Gross profit	15,297	20,977
Operating, administrative and general expenses	14,338	13,699
Interest expense	725	940
Equity in earnings of affiliates	2	2
Other income, net	523	282
Operating income	$759	$6,622

Operating results for the Plant Nutrient Group decreased $5.9 million from the same period last year. Sales and merchandising revenues decreased $2.5 million due primarily to a decrease in the average price per ton sold compared to the same quarter last year although volume was up quarter over quarter. Cost of sales and merchandising revenues increased $3.2 million driven primarily by higher volume. Gross profit decreased $5.7 million as a result of the lower margins per ton.

Operating expenses were higher for the three month period ending September 30, 2012 compared to the same period in 2011 and can be attributed to an increase in labor and benefit expense related to business acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012. There were no significant changes in interest expense, equity in earnings of affiliates and other income compared to the same period last year.

Rail Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$59,703	$24,067
Cost of sales and merchandising revenues	36,811	18,887
Gross profit	22,892	5,180
Operating, administrative and general expenses	4,287	3,047
Interest expense	1,229	1,614
Other income, net	1,695	604
Operating income	$19,071	$1,123

Operating results for the Rail Group improved by $17.9 million compared to the results from the same period last year. As noted in the executive overview for the Rail Business, the Rail Group's operating results are overstated in the third quarter as a result of a prior period error which resulted in sales proceeds of $1.8 million and operating income of $1.1 million recorded in the third quarter instead of the second quarter of 2012. See the previous section of this Form 10-Q for more information in this regard.

Leasing revenues increased $2.8 million, sales in the repair and fabrication shops increased $2.2 million and car sales increased $30.7 million. The increase in revenues is primarily attributed to more railcars in service, higher volume of transactions and favorable lease rates. Cost of sales and merchandising revenues increased $17.9 million compared to the same period last year primarily as a result of higher volume of car sales.

Rail gross profit increased by $17.7 million compared to the third quarter of 2011. Gross profit in the leasing business increased $3.9 million and is attributed to improved lease rates and a decrease in lease expense driven by a lower average number of cars in leases compared to the same period last year. Gross profit on car sales increased $12.9 million primarily as a result of higher volume of nonrecourse transactions. Gross profit in the repair and fabrication shops increased $0.9 million due to higher volume of activity, as margins are remain fairly consistent from period to period.

Operating expenses increased $1.2 million compared to the third quarter of 2011 due to higher labor and benefits related to growth and higher performance incentives. There were no significant changes in interest expense compared to the same period last year. Other income was higher in the third quarter of 2012 due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition, as well as higher dividend income.
Turf & Specialty Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$21,509	$23,051
Cost of sales and merchandising revenues	16,213	18,337
Gross profit	5,296	4,714
Operating, administrative and general expenses	6,810	5,853
Interest expense	238	273
Other income, net	181	167
Operating income (loss)	$(1,571)	$(1,245)

The operating loss for the Turf & Specialty Group increased $0.3 million for the third quarter of 2012 compared to results from the same period last year. Sales and merchandising revenues decreased $1.5 million primarily due to lower volume as the average price per ton sold was up quarter over quarter. Consistent with revenues, cost of sales and merchandising revenues decreased $2.1 million compared to the same period last year due to lower volume, as the average cost per ton increased slightly compared to the prior year quarter. Gross profit increased $0.6 million due to improved margin per ton.

Operating expenses increased significantly over the same period last year primarily as a result of $0.4 million in severance charges incurred in the third quarter of 2012. There were no significant fluctuations in interest expense and other income quarter over quarter.
Retail Group

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$34,928	$35,851
Cost of sales and merchandising revenues	25,109	25,594
Gross profit	9,819	10,257
Operating, administrative and general expenses	11,488	11,382
Interest expense	217	238
Other income, net	117	130
Operating loss	$(1,769)	$(1,233)

Operating results for the Retail Group decreased $0.5 million compared to the same period last year. Sales and merchandising revenues decreased $0.9 million. Customer counts decreased 2.8%, while the average sale per customer increased by 0.5%. Cost of sales and merchandising revenues decreased due to lower sales volumes compared to the same period last year. As a result, gross profit decreased $0.4 million.

There were no significant changes in operating expenses, interest expense and other income quarter over quarter.

Other

	Three months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	1,469	2,180
Interest income	(676)	(222)
Other income (loss), net	449	(656)
Operating loss	$(344)	$(2,614)

Net corporate operating loss not allocated to business segments decreased $2.3 million compared to the third quarter of the prior year. Operating expenses decreased mainly due to certain employee benefit related expenses and lower expense related to stock awards. The change in interest was primarily due to capitalized interest recorded during the quarter. Other income in the third quarter of 2012 is attributed to higher earnings on deferred compensation plan assets.

Income tax expense of $9.1 million was provided at 37.6%. In the third quarter of 2011, income tax expense of $4.5 million was provided at a rate of 28.5%. The increase in the effective tax rate was due primarily to lower benefits related to domestic production activities and income or loss attributable to the noncontrolling interests that did not impact income tax expense. The Company anticipates that its 2012 effective annual rate will be 37.7%. The Company's actual 2011 effective tax rate was 34.5%. The lower effective rate for 2011 was due primarily to benefits related to domestic production activities and the income attributable to the noncontrolling interest that did not increase taxes.

Comparison of the nine months ended September 30, 2012 with the nine months ended September 30, 2011:
Grain Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$2,096,256	$1,973,820
Cost of sales and merchandising revenues	2,016,049	1,870,291
Gross profit	80,207	103,529
Operating, administrative and general expenses	49,832	52,072
Interest expense	9,404	11,373
Equity in earnings of affiliates	22,706	18,117
Other income, net	1,842	1,754
Operating income	$45,519	$59,955

Operating results for the Grain Group decreased $14.4 million from the results of the same period last year. Sales and merchandising revenues increased $122.4 million and is the result of a significant increase in bushels shipped partially offset by lower merchandising revenues. Cost of sales and merchandising revenues increased $145.8 million primarily as a result of the rising cost of grain. Gross profit decreased $23.3 million over the nine months of 2011 and relates primarily to a decrease in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses decreased $2.2 million from the same period in 2011 due primarily to a decrease in bad debt expense and incentive compensation expense, partially offset by an increase in labor related to organizational growth. Interest expense decreased $2.0 million from the same period in 2011 due to lower working capital levels and interest rates. Equity in earnings of affiliates increased $4.6 million over the same period in 2011 and relates to income from the investment in LTG. There were no significant changes in other income.

Ethanol Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising and service fee revenues	$528,062	$476,783
Cost of sales and merchandising revenues	519,518	464,410
Gross profit	8,544	12,373
Operating, administrative and general expenses	6,803	4,903
Interest expense	493	880
Equity in earnings (loss) of affiliates	(7,305)	11,366
Other income, net	37	133
Income (loss) before income taxes	(6,020)	18,089
Income (loss) attributable to noncontrolling interests	(3,100)	1,245
Operating income	$(2,920)	$16,844

Operating results for the Ethanol Group decreased $19.8 million from the results of the same period last year. Sales and merchandising and service fee revenues increased $51.3 million as a result of an increase in volume partially offset by a decrease in the average price per gallon sold. Corn oil sales also contributed to the significant increase over the third quarter year-to-date period of 2011, there were no corn oil sales for the Ethanol Group until 2012. In addition, the acquisition of TADE in the second quarter of 2012 added $52.5 million in ethanol sales, $15.3 million of DDG sales, $1.8 million of corn oil sales and $0.8 million of syrup sales. The increase in cost of sales primarily relates to an increase in volume as a result of the acquisition of TADE and to a lesser extent, corn costs. Gross profit decreased $3.8 million from the first nine months of 2011 due to mark to market loss in certain hedges (where a gain was recorded in 2011), as well as a decrease in ethanol service fee income.

Operating expenses increased $1.9 million over the nine months ended September 30, 2011 primarily due to added labor, benefits and related costs of growth, partially offset by a decrease in performance incentives. Interest expense decreased $0.4 million compared to the nine months ended September 30, 2011 as a result of lower levels of working capital. Equity in earnings of affiliates decreased $18.7 million over the same period in 2011 and relates to losses from the investment in three ethanol LLCs. The LLC's continue to be negatively impacted by lower ethanol margins resulting from increased corn costs and lower demand for ethanol in both the U.S. and export markets. Other income did not fluctuate significantly period over period.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$619,301	$521,109
Cost of sales and merchandising revenues	541,029	442,797
Gross profit	78,272	78,312
Operating, administrative and general expenses	43,321	40,290
Interest expense	2,067	2,756
Equity in earnings of affiliates	5	6
Other income, net	1,651	541
Operating income	$34,540	$35,813

Operating results for the Plant Nutrient Group decreased $1.3 million over the same period last year. Sales and merchandising revenues increased $98.2 million due to both an increase in the average price per ton sold and volume. The increase in the average price per ton sold is a result of the escalating prices of the basic nutrients used. Cost of sales and merchandising revenues increased $98.2 million due to higher volume and raw material cost. Gross profit was comparable period over period.

Operating expenses increased $3.0 million over the same period last year due to an increase in labor, benefits and other expenses related to business acquisitions completed in the fourth quarter of 2011 and the first quarter of 2012. Interest expense decreased $0.7 million compared to the first nine months of 2011 due to lower levels of working capital. Other income is higher in 2012 compared to 2011 due to gains recognized on asset conversions. There was no significant change in equity in earnings of affiliates.

Rail Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$127,608	$82,478
Cost of sales and merchandising revenues	80,588	63,766
Gross profit	47,020	18,712
Operating, administrative and general expenses	12,464	8,906
Interest expense	3,563	4,572
Other income, net	3,295	2,198
Operating income	$34,288	$7,432

Operating results for the Rail Group increased $26.9 million compared to the results of the same period last year. Car sales increased $29.0 million, leasing revenues increased $9.9 million and sales in the repair and fabrication shops increased $6.5 million. The increase in lease revenues is attributable to having more cars in service, higher volume of transactions, and higher lease rates. Cost of sales and merchandising revenues increased $16.8 million primarily as a result of higher volume of car sales.

Gross profit increased $28.3 million compared to the first nine months of 2011. Gross profit on car sales increased $14.6 million and is due to higher volume of non-recourse lease transactions. Gross profit in the leasing business increased $10.3 million and is attributed to favorable lease rates and decreased lease expense driven by a lower average number of cars in leases compared to the same period last year. Gross profit in the repair and fabrication shops increased $3.4 million due to growth and higher volume as margins are fairly stable from period to period.

Operating expenses increased $3.6 million from the same period in 2011 due to higher labor and benefits due to growth, including performance incentives and increased bad debt expense. Interest expense decreased $1.0 million from the same period last year due to rail financing debt that was paid off in the fourth quarter of 2011. Third quarter year-to-date other income was higher in 2012 than 2011 due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition, as well as higher dividend income.
Turf & Specialty Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$110,481	$111,872
Cost of sales and merchandising revenues	89,696	91,414
Gross profit	20,785	20,458
Operating, administrative and general expenses	17,166	16,269
Interest expense	906	1,094
Other income, net	671	716
Operating income	$3,384	$3,811

Operating results for the Turf & Specialty Group are $0.4 million lower compared to results of the same period last year. Sales and merchandising revenues decreased $1.4 million primarily due to lower volume which was partially offset by an increase in the average price per ton sold. Cost of sales and merchandising revenues decreased $1.7 million as a result of lower sales volume, as the average cost per ton increased compared to the prior year to date period. Gross profit increased $0.3 million due to improved margin per ton.

Operating expenses increased significantly over the same period last year primarily as a result of $0.5 million in workers compensation expense and $0.4 million in severance charges incurred in the third quarter of 2012. There were no significant fluctuations in interest expense and other income quarter over quarter.

Retail Group

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$109,661	$112,439
Cost of sales and merchandising revenues	77,653	79,402
Gross profit	32,008	33,037
Operating, administrative and general expenses	34,924	34,782
Interest expense	570	705
Other income, net	396	430
Operating loss	$(3,090)	$(2,020)

Operating loss for the Retail Group has increased $1.1 million compared to the first nine months of 2012. Sales and merchandising revenues decreased $2.8 million as customer counts were down compared to prior year, partially offset by a slight increase in the average sale per customer. Cost of sales and merchandising revenues decreased due to lower sales volumes compared to the same period last year. Gross profit decreased $1.0 million primarily as a result of lower store traffic.

There were no significant changes in operating expenses, interest expense and other income.

Other

	Nine months ended September 30,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	12,829	8,701
Interest income	(811)	(771)
Other income (loss), net	1,517	(231)
Operating loss	$(10,501)	$(8,161)

Net corporate operating loss not allocated to business segments increased $2.3 million over the same period last year due to an increase in operating expenses. Operating expenses were higher as the Company incurred expenses related to the phased implementation of an enterprise resource planning software system. There was also an increase in employee benefit related expenses during the first nine months of 2012 compared to prior year. There were no significant changes in interest income. Other income increased due primarily to income received related to involuntarily converted land and higher earnings on deferred compensation plan assets.

Income tax expense of $36.7 million was provided at 37.4%. In 2011, income tax expense of $40.3 million was provided at 35.0%. The increase in the effective tax rate was due primarily to lower benefits related to domestic production activities and the 2012 loss and the 2011 income attributable to the noncontrolling interests that did not impact income tax expense. The Company anticipates that its 2012 effective tax rate will be 37.7%. The Company's actual 2011 effective tax rate was 34.5%. The lower effective tax rate for 2011 was due primarily to benefits related to domestic production activities and the income attributable to the noncontrolling interest that did not increase taxes.

Liquidity and Capital Resources
Working Capital
At September 30, 2012, we had working capital of $253.4 million, a decrease of about $62.5 million from the prior year. This change is attributable to changes in the following components of current assets and current liabilities:

(in thousands)	September 30, 2012	September 30, 2011	Variance
Current Assets:
Cash and cash equivalents	$80,370	$38,510	$41,860
Restricted cash	160	11,920	(11,760)
Accounts receivables, net	199,158	158,757	40,401
Inventories	682,292	458,314	223,978
Commodity derivative assets – current	166,264	143,010	23,254
Deferred income taxes	20,627	17,233	3,394
Other current assets	41,568	41,559	9
Total current assets	1,190,439	869,303	321,136
Current Liabilities:
Borrowing under short-term line of credit	275,522	105,000	170,522
Accounts payable for grain	250,066	77,813	172,253
Other accounts payable	204,347	137,872	66,475
Customer prepayments and deferred revenue	77,278	82,785	(5,507)
Commodity derivative liabilities – current	43,589	55,354	(11,765)
Other current liabilities	53,631	49,487	4,144
Current maturities of long-term debt	32,655	45,171	(12,516)
Total current liabilities	937,088	553,482	383,606
Working capital	$253,351	$315,821	$(62,470)
In comparison to the quarter ended September 30, 2011, current assets increased primarily as a result of higher grain inventories driven by an earlier harvest and rising commodity prices. Commodity derivatives assets have also increased primarily as a result of higher commodity prices. Accounts receivable have increased from the same quarter of the prior year largely due to timing of grain shipments along with variations in the price of grain. Ethanol and Rail trade receivables also increased significantly due to higher sales volume. The decrease in restricted cash is due to release of proceeds from the industrial revenue bond utilized for the construction of a grain elevator that was recently placed in service in Anselmo, Nebraska. Current liabilities increased primarily due to borrowings on the short-term line of credit to fund margin calls on commodity contracts as a result of rising commodity prices. Accounts payable for grain has also increased compared to the same quarter of the prior year due to an earlier harvest and higher commodity prices. Other accounts payable also increased significantly due to higher volume of purchasing.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $38.7 million in the first nine months of 2012 compared to net cash provided by operating activities of $222.0 million in the first nine months of 2011.
We made income tax payments of $3.3 million, $23.2 million and $0.5 million in the first, second and third quarters of 2012, respectively. We expect to make additional payments totaling approximately $4.2 million for the remainder of 2012.
Investing Activities
There have been significant additions to property, plant and equipment in 2012 primarily related to business acquisitions, construction of a grain storage and load-out facility and the phased implementation of an enterprise resource planning system. During the nine months ended September 30, 2012 the Company substantially completed construction of a grain load out facility in Anselmo, Nebraska. Correspondingly, restrictions related to a substantial majority of cash received related to industrial revenue bonds for the project were released. In addition, the Company has spent a total of $92.7 million on business acquisitions for the nine months ended September 30, 2012. Total capital spending for 2012 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $95 million. Through the third quarter of 2012, we have spent $51.7 million.

In addition to spending on conventional property, plant and equipment, we expect to spend $150 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $134 million. Railcar assets leased to others has increased significantly during the nine months ended September 30, 2012 due to an increase in railcar purchases. Through September 30, 2012, we invested $102.9 million in the purchase of additional railcars, partially offset by proceeds from sales of $57.3 million. The rail fleet has increased to approximately 23,400 cars from 22,300 last year.
Financing Activities
We have significant committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks, which provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $517.4 million remaining available for borrowing at September 30, 2012. We continue to feel that we have adequate capacity to meet our funding needs going forward. Peak short-term borrowings to date were $553.4 million on July 23, 2012. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.
We paid $0.11 per common share for the dividends paid in January, April, July and September 2011, and $0.15 per common share for the dividends paid in January, April and July 2012. On August 15, 2012, we declared a cash dividend of $0.15 per common share payable on October 22, 2012 to shareholders of record on October 1, 2012. During the first half of 2012, we issued approximately 166 thousand shares to employees and directors under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2012. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
Off-Balance Sheet Transactions
Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell railcars or locomotives to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing railcar maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the railcars and locomotives, we hold an option to purchase these assets at the end of the lease. Revenues recognized related to these non-recourse transactions totaled $38.2 million and $12.0 million for the nine month periods ended September 30, 2012 and 2011, respectively.

The following table describes our railcar and locomotive positions at September 30, 2012:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	279
Owned-railcar assets leased to others	On balance sheet – non-current	16,447
Railcars leased from financial intermediaries	Off balance sheet	3,576
Railcars – non-recourse arrangements	Off balance sheet	2,960
Total Railcars		23,262
Owned-containers leased to others	On balance sheet – non-current	637
Total Containers		637
Locomotive assets leased to others	On balance sheet – non-current	42
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives leased from financial intermediaries under limited recourse arrangements	Off balance sheet	—
Locomotives – non-recourse arrangements	Off balance sheet	76
Total Locomotives		122
In addition, we manage 356 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2012.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. As of June 30, 2012, we did not maintain effective controls over the preparation and review of the level of the Company's retained risk associated with non-recourse financing transactions in our Rail business. In a non-recourse financing transaction, the Company sells railcars along with the underlying operating leases to a financial intermediary, and we may recognize the transaction as a sale and remove the railcars from our balance sheet only if we do not retain a specified level of risk associated with the railcars subject to the transaction. Conversely, if we do retain a certain level of risk associated with the railcars, we cannot recognize this transaction as a sale and must continue to maintain the railcars subject to the transaction on our balance sheet. This control deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2012, which was not fully remediated as of September 30, 2012. The deficiency did not change the impact on income in total for the year, however it resulted in recognition of $1.1 million in operating income in the third quarter instead of the second quarter.
Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

Plan for Remediation of Material Weakness
Management has taken steps to remediate the material weakness noted above. Controls over the preparation and review of non-recourse financing transactions have been enhanced through improved procedural and review controls. Management believes the improved control procedures, as implemented and when validated, will fully remediate this material weakness.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Certifying Officers, of any change in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, except for the material weakness discussed herein. As previously disclosed, as of September 30, 2012, we did not maintain effective controls over the preparation and review of the level of the Company's retained risk associated with non-recourse financing transactions in our Rail business.

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
In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant have subsequently filed appeals. No income has been recorded as of the period ended September 30, 2012 due to uncertainty of the final amount, overall collectibility and the appeals by both parties of the trial court decision. Subsequent to quarter end, the Company received a decision from the appellate court affirming the initial judgment.

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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 9, 2012	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.