Form 10-K
period 2012-12-31
ANDERSONS INC
filed 2013-03-01
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $795.2 million as of June 30, 2012, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 18.7 million common shares outstanding, no par value, at February 7, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2013, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 13, 2013.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company) is a diversified company rooted in agriculture. Founded in Maumee, Ohio, in 1947, the Company conducts business across North America in the grain, ethanol, and plant nutrient sectors, railcar leasing, turf and cob products, and consumer retailing.

Segment Descriptions

The Company's operations are classified into six reportable business segments: Grain, Ethanol, Rail, Plant Nutrient, Turf & Specialty, and Retail. Each of these segments is organized based upon the nature of products and services offered. See Note 7 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Grain Group

The Grain business operates grain elevators in various states in the U.S. Corn Belt. Income is earned on grain bought and sold or “put thru” the elevator, grain that is purchased and conditioned for resale, and space income. Space income consists of appreciation or depreciation in the basis value of grain held and represents the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“ spread”); and grain stored for others upon which storage fees are earned. The Grain business also offers a number of unique grain marketing, risk management and corn origination services to its customers and affiliated ethanol facilities for which it collects fees.

In 2008, the Company renewed the five-year lease agreement and the five-year marketing agreement (“the Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The lease of the Cargill-owned facilities covers approximately 6%, or 8.9 million bushels, of the Company's total storage space. Grain sales to Cargill totaled $346.8 million in 2012, and includes grain covered by the Agreement (i.e. grain sold out of the Maumee and Toledo facilities) as well as grain sold to Cargill via normal forward sales from locations not covered by the Agreement.

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. Approximately 92% of the grain bushels sold by the Company in 2012 were purchased by U.S. grain processors and feeders, and approximately 8% were exported. Most of the Company's exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Most grain shipments from our facilities are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where customers sell grain to the Company but have it delivered directly to the end user.

The Company's grain operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of grain to the Company's facilities throughout the year. The Company makes grain purchases at prices referenced to the Chicago Mercantile Exchange (“the CME”). Bushels contracted for future delivery at January 31, 2013 approximated 191.3 million.

The Company competes in the sale of grain with other public and private grain brokers, elevator operators and farmer owned cooperative elevators. Some of the Company's competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition for the purchase of grain is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are done so using forward contracts.

The grain handling business is seasonal in nature in that the largest portion of the principal grains are harvested and delivered from the farm and commercial elevators in July, October and November although a significant portion of the principal grains are bought, sold and handled throughout the year.

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

The Company's grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company has policies that specify the key controls over its risk management practices. These policies include a description of the objectives of the programs and review of position limits by key management outside of the trading function on a daily basis along with other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.

Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on the CME, it also enters into an offsetting sale of a futures contract on the CME. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CME. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company's ownership positions due to changing market prices are netted with and generally offset in the income statement by losses and gains in the value of the Company's futures positions.

When a futures contract is entered into, an initial margin deposit must be sent to the CME. The amount of the margin deposit is set by the CME and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required by the CME. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the CME. Significant increases in market prices, such as those that occur when grain supplies are affected by unfavorable weather conditions and/or when increases in demand occur, can have an effect on the Company's liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize CME option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

The Company owns 51% of the diluted equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to the some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company periodically enters into transactions with LTG as disclosed in Note 8 of Item 8.

Sales of grain and related service and merchandising revenues totaled $3,293.6 million, $2,849.4 million and $1,936.8 million for the years ended December 31, 2012, 2011 and 2010. Bushels shipped by the Grain Group approximated 378 million bushels in 2012.
The Group continued to strategically grow the business during the year. In the third quarter, the Grain Group opened newly constructed 3.7 million bushel elevator in Anselmo, Nebraska that primarily handles corn and soybeans. In addition, the Company completed the purchase of 7 grain facilities in Iowa and 5 grain facilities in Tennessee in early December. Total storage capacity of our Grain Group increased to 142 million bushels as of December 31, 2012.

The Company intends to continue to grow its traditional grain business through geographic expansion of its physical operations, pursuit of grain handling agreements, expansion at existing facilities and acquisitions.

Ethanol Group

The Ethanol Group has ownership interests in four Limited Liability Companies (“the ethanol LLCs” or “LLCs”). Each of the LLCs owns an ethanol plant that is operated by the Company's Ethanol Group. The plants are located in Iowa, Indiana, Michigan, and Ohio and have combined capacity of 330 million gallons of ethanol. The Group offers facility operations, risk management and marketing services to the LLCs it operates as well as third parties.

The Company holds a majority interest (85%) in The Andersons Denison Ethanol LLC ("TADE"), which is a consolidated entity that was acquired on May 1, 2012. The Company holds a 50% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI. All ethanol LLC investments, except TADE, are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index and is accounted for on a gross basis. Additionally, the Company has entered into agreements with each of the unconsolidated LLCs under which the Grain Group has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the Grain Group receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases 100% of the ethanol produced by TAAE, TACE and TADE and 50% of the ethanol produced by TAME to sell to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers. Under the DDG marketing agreement, the Grain Group markets the DDG and receives a fee for each ton of DDG sold. Most recently, the Company has entered into corn oil marketing agreements with the LLCs for which a commission is earned on units sold.

Sales of ethanol, co-products and related merchandising and service fee revenues totaled $742.9 million, $641.5 million and $468.6 million in 2012, 2011 and 2010.

Plant Nutrient Group

The Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Group provides warehousing, packaging and manufacturing services to basic nutrient manufacturers and other distributors.

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

Wholesale Nutrients - The Wholesale Nutrients business manufactures, stores, and distributes nearly 1.8 million tons of dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

The Plant Nutrient business also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment and dust abatement products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications.

Farm Centers - The Farm Centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmers.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 470,000 tons for dry nutrients and approximately 400,000 tons for liquid nutrients at December 31, 2012. Approximately 392,000 tons of storage capacity is reserved for basic manufacturers and customers use. The agreements for reserved space provide the Company storage and handling fees and are generally for one to three year terms, renewable at the end of each term. The Company also leases approximately 10,000 tons of liquid fertilizer capacity and 7,500 tons of dry fertilizers capacity under arrangements with other distributors, farm supply dealers and public warehouses where the Company does not have facilities. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.

For the years ended December 31, 2012, 2011 and 2010, sales and service revenues in the wholesale business totaled $656.0 million, $577.2 million and $520.5 million, respectively. Sales of crop production inputs and service revenues in the farm center business totaled $141.0 million, $113.4 million and $98.8 million in 2012, 2011 and 2010, respectively.

Rail Group

The Company's Rail Group repairs, sells and leases a fleet of over 23,000 railcars and locomotives of various types, as well as a small number of containers. There are twelve railcar repair facilities across the country. In addition, fleet management services are offered to private railcar owners. The Rail Group is also an investor in the short-line railroad, Iowa Northern Railway Company (“IANR”).

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, tank cars and pressure differential cars), locomotives, and containers serving a broad customer base. The Company principally operates in the used car market - purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company plans to continue to diversify its fleet both in terms of car types, industries and age of cars. The Rail Group will execute its strategy through expansion of its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases as well as strategic selling or scrapping of railcars. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities.

A significant portion of the railcars and locomotives managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (where the Company is not subject to any lease arrangement related to the railcars, but provides management services to the owner of the railcars). The Company generally holds purchase options on most railcars owned by financial intermediaries. We are under contract to provide maintenance services for many of the railcars that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar and locomotive positions at December 31, 2012.

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

Competition for railcar marketing and fleet maintenance services is based primarily on price, service ability, and access to both used rail equipment and third party financing. Repair and fabrication facility competition is based primarily on price, quality and location.

For the years ended December 31, 2012, 2011 and 2010, revenues were $156.4 million, $107.5 million and $94.8 million, respectively, which include lease revenues of $82.2 million, $70.8 million and $63.1 million, respectively.

Turf & Specialty Group

The Turf & Specialty Group produces granular fertilizer and control products for the turf and ornamental markets. It also produces private label fertilizer and control products, and corncob-based animal bedding and cat litter for the consumer markets.

Cob Products - The Company is one of a very limited number of processors of corncob-based products in the United States. These products serve the chemical and feed ingredient carrier, animal litter and industrial markets, and are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.

On October 30, 2012, the Company completed the purchase of substantially all of the assets of Mt. Pulaski Products, LLC. The operations consist of several corncob processing facilities in central Illinois. This acquisition doubled our raw cob supply and will enable us to enhance the service to our existing customers and expand our presence in the higher value segments of this business.

For the years ended December 31, 2012, 2011 and 2010, sales of corncob and related products totaled $22.5 million, $20.5 million and $19.6 million, respectively.

Turf Products - Proprietary professional turf care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses

(under The Andersons Golf ProductsTM label) and lawn service applicators. The Company also produces and sells fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products.

The turf products industry is seasonal with the majority of sales occurring from early spring to early summer. Principal raw materials for the turf care products are nitrogen, phosphate and potash, which are purchased primarily from the Company's Plant Nutrient Group. Competition is based principally on merchandising ability, logistics, service, quality and technology.

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

For the years ended December 31, 2011, 2010 and 2009, sales of granular plant fertilizer and control products totaled $108.5 million, $109.2 million and $104.0 million, respectively.

Retail Group

The Company's Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus and Toledo, Ohio markets. The retail concept is More for Your Home® and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The Company also operates a specialty food store operated as “The Andersons Market”™ located in the Toledo, Ohio market area. The specialty food store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine. The majority of the Company's non-perishable merchandise is received at a distribution center located in Maumee, Ohio. The Company also operates a sales and service facility for outdoor power equipment near one of its retail stores.

The retail merchandising business is highly competitive. The Company competes with a variety of retail merchandisers, including grocery stores, home centers, department and hardware stores. Many of these competitors have substantially greater financial resources and purchasing power than the Company. The principal competitive factors are location, quality of product, price, service, reputation and breadth of selection. The Company's retail business is affected by seasonal factors with significant sales occurring in the spring and during the holiday season.

For the years ended December 31, 2012, 2011 and 2010, sales of retail merchandise including commissions on third party sales totaled $151.0 million, $157.6 million and $150.6 million, respectively.

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2012, the Company had 1,833 full-time and 1,278 part-time or seasonal employees. In addition, with the recent purchase of 12 grain facilities from Green Plains Grain Company, over 100 of its former employees officially became Anderson employees on January 1, 2013.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company spent approximately $4.4 million, $1.7 million and $1.9 million in order to comply with these regulations in 2012, 2011, and 2010, respectively.

In addition, the Company has assessed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) signed into law on July 21, 2010 and has concluded that the Company is not a major swap dealer or major swap participant.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our Company website soon after filing with the Securities and Exchange Commission. Our Company website is http://www.andersonsinc.com. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports are also available at the SEC's website: http://www.sec.gov.

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

Our Grain, Ethanol and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty business uses some of the same nutrient commodities sourced by the Plant Nutrient business as base raw materials in manufacturing turf products. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the grain business in rapidly rising markets. In our Plant Nutrient and Turf & Specialty businesses, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material the ethanol LLCs use to produce ethanol and co-products is corn. As a result, changes in the price of corn in the absence of a corresponding increase in petroleum based fuel prices will decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our share of the ethanol LLCs results. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have a material adverse effect on operating results.

Grains - While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, significant basis moves on a large grain position can significantly impact the profitability of the Grain business.

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

Natural Gas - We rely on third parties for our supply of natural gas, which is consumed in the drying of wet grain, manufacturing of certain turf products, pelleted lime and gypsum, and manufacturing of ethanol within the LLCs. The prices for and availability of natural gas are subject to market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions and overall economic conditions. Significant disruptions in the supply of natural gas could impair the operations of the ethanol facilities. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect future results of operations and financial position.

Gasoline - In addition, we market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and our future results of operations and financial position may be adversely affected if gasoline demand or price changes.

Potash, phosphate and nitrogen - Raw materials used by the Plant Nutrient business include potash, phosphate and nitrogen, for which prices can be volatile driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower-of-cost-or-market inventory adjustments to inventories.

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

Grain and Ethanol businesses - In our Grain and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions could limit our sales opportunities.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and stipulates requirements for companies to comply with swap dealer reporting rules for derivative activities. The SEC and the Commodity Futures Trading Commission (“CFTC”) recently released final rules indicating what qualifies companies to be deemed “swap dealers” or “major swap participants” (“MSPs”) under the Dodd-Frank Act. The SEC and the CFTC also recently released final rules defining the terms “swap,” “security-based swap,” and “mixed swap,” an important step in finalizing the regulatory framework applicable to derivatives activities. Although management has concluded that the Company is not considered to be a swap dealer or major swap participant as currently defined, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written rules and regulations will have on our business. However, it is expected that at a minimum they will increase our operating and compliance costs.

Rail - Our Rail business is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.

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

Turf & Specialty - Our Turf & Specialty business manufactures lawn fertilizers and weed and pest control products and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.

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

The Company's implementation of and compliance with changes in accounting rules and interpretations could adversely affect its operating results or cause unanticipated fluctuations in its results in future periods.  The accounting rules and regulations that the Company must comply with are complex and continually changing. The Financial Accounting Standards Board has recently introduced several new or proposed accounting standards, or is developing new proposed standards, such as International Financial Reporting Standards convergence projects, which would represent a significant change from current industry practices. Potential changes in accounting for leases, for example, will eliminate the off-balance sheet treatment of operating leases, which would not only impact the way we account for these leases, but may also impact our customers lease-versus-buy decisions and could have a negative impact on demand for our rail leases. The Company cannot predict the impact of future changes to accounting principles or its accounting policies on its financial statements going forward.

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

We rely on a limited number of suppliers for certain of our raw materials and other products. If we were unable to obtain these raw materials and products from our current vendors, or if there were significant increases in our supplier's prices, it could significantly increase our costs and reduce our profit margins.

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

The Company's information technology systems may impose limitations or failures which may affect the Company's ability to conduct its business.

The Company's information technology systems, some of which are dependent on services provided by third-parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, and the Company's business continuity plans do not effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company's revenues and operating results. In addition, although the system has been refreshed periodically, the infrastructure is outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.

Unauthorized disclosure of sensitive or confidential customer information could harm the Company's business and standing with our customers.
The protection of our customer, employee and Company data is critical to us. The Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal information. Despite the security measures the Company has in place, its facilities and systems, and those of its third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

The Company may be unable to recover process development and testing costs, which could increase the cost of operating its business.

Early in 2012, the Company began implementing an Enterprise Resource Planning (“ERP”) system that requires significant amounts of capital and human resources to deploy. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks to the Company's ability to successfully and efficiently operate. These risks include, but are not limited to, the inability to resource the appropriate combination of highly skilled employees, distractions to operating the base business due to use of employees time for the project, as well as unforeseen additional costs due to the inability to appropriately integrate within the planned time frame.

Item 2. Properties

The Company's principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Florida	—	3	22
Illinois	13,389	67	—
Indiana	25,989	146	132
Iowa	19,734	11	22
Michigan	17,571	54	29
Minnesota	—	—	56
Nebraska	10,918	—	—
Ohio	41,623	187	53
Puerto Rico	—	—	10
Tennessee	13,098	—	—
Wisconsin	—	2	76
	142,322	470	400

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 87% of the total storage capacity is owned, while the remaining 13% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns 98% of the dry and liquid storage facilities. The tanks located in Puerto Rico are leased.

Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Woodville Store (1)	Northwood, OH	120,000
Sawmill Store	Columbus, OH	169,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1) Facility leased

The leases for the two stores and the distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.7 million for 2012. The annual lease payments will decrease to $1.4 million in 2013 due to the announced closing of the Woodville Store in the first quarter of 2013. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

The Company owns a 55 million gallon capacity ethanol facility in Denison, Iowa. The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; and Montgomery, Alabama. It also owns a corncob processing and storage facility in Delphi, Indiana and two cob facilities located in Central Illinois. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio.

The Company also owns an auto service center that is leased to its former venture partner. The Company's administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,810 acres of land on which the above properties and facilities are located and approximately 295 acres of farmland and land held for sale or future use.

The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings

The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of its grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the Company's initial acquisition of the land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along its riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of March 1, 2013) are presented in the table below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Grain Group President, Plant Nutrient Group	60	2012 2000
Daniel T. Anderson	President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	57	2009 1996
Michael J. Anderson	Chairman and Chief Executive Officer	61	1999
Naran U. Burchinow	Vice President, General Counsel and Secretary	59	2005
Nicholas C. Conrad	Vice President, Finance and Treasurer Assistant Treasurer	60	2009 1996
Arthur D. DePompei	Vice President, Human Resources	59	2008
John Granato	Chief Financial Officer	47	2012
Neill McKinstray	President, Ethanol Group Vice President & General Manager, Ethanol Division	60	2012 2005
Harold M. Reed	Chief Operating Officer President, Grain & Ethanol Group	56	2012 2000
Anne G. Rex	Vice President, Corporate Controller Assistant Controller	48	2012 2002
Rasesh H. Shah	President, Rail Group	58	1999
Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	44	2007 1999
Thomas L. Waggoner	President, Turf & Specialty Group	58	2005
William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	55	2012 2008

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 7, 2013, the closing price for the Company's Common Shares was $46.73 per share. The following table sets forth the high and low bid prices for the Company's Common Shares for the four fiscal quarters in each of 2012 and 2011.

	2012		2011
	High	Low	High	Low
Quarter Ended
March 31	$48.99	$40.19	$51.23	$36.45
June 30	$51.50	$40.00	$50.17	$37.62
September 30	$43.89	$35.16	$43.99	$33.62
December 31	$44.75	$35.45	$45.75	$30.04

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Shareholders

At February 7, 2013, there were approximately 18.5 million common shares outstanding, 636 shareholders of record and approximately 11,649 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2011 to January 2013 are as follows:

Payment Date	Amount
1/24/2011	$0.1100
4/22/2011	$0.1100
7/22/2011	$0.1100
9/30/2011	$0.1100
1/24/2012	$0.1500
4/23/2012	$0.1500
7/23/2012	$0.1500
10/22/2012	$0.1500
1/23/2013	$0.1600

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2012 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	638,903 (1)	$36.03	637,019 (2)
Equity compensation plans not approved by security holders	—	—	—

(1)
This number includes 315,083 Share Only Share Appreciation Rights (“SOSARs”), 204,179 performance share units and 119,641 restricted shares outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 227,663 Common Shares available to be purchased under the Employee Share Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1996, the Company's Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 2.8 million authorized shares in 2001. The Company purchased 2.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.0 million shares of common stock. Since the beginning of the current repurchase program, the Company has repurchased 0.2 million shares in the open market. There were no share repurchases in 2012.

Performance Graph

The graph below compares the total shareholder return on the Corporation's Common Shares to the cumulative total return for the Nasdaq U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:

Agrium, Inc.	Greenbrier Companies, Inc.
Archer-Daniels-Midland Co.	The Scott's Miracle-Gro Company
Corn Products International, Inc.	Lowes Companies, Inc.
GATX Corp.

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2007 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return
December 2012
250
200
150
100
50
0
2007
2008
2009
2010
2011
2012
The Andersons, Inc.
NASDAQ U.S.
Peer Group Index

	Base Period	Cumulative Returns
	December 31, 2007	2008	2009	2010	2011	2012
The Andersons, Inc.	$100.00	$37.20	$59.16	$84.19	$102.29	$101.95
NASDAQ U.S.	100.00	60.02	87.25	103.09	102.27	120.40
Peer Group Index	100.00	75.99	88.93	101.81	98.76	125.63

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2012 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)		For the years ended December 31,
	2012	2011	2010	2009	2008
Operating results
Sales and merchandising revenues (a)	$5,272,010	$4,576,331	$3,393,791	$3,025,304	$3,489,478
Gross profit (b)	358,005	352,852	281,679	255,506	257,829
Equity in earnings of affiliates	16,487	41,450	26,007	17,463	4,033
Other income, net (c)	14,725	7,922	11,652	8,331	6,170
Net income	75,565	96,825	64,881	39,566	30,097
Net income attributable to The Andersons, Inc.	79,480	95,106	64,662	38,351	32,900

Financial position
Total assets	2,182,304	1,734,123	1,699,390	1,284,391	1,308,773
Working capital	304,346	312,971	301,815	307,702	330,699
Long-term debt (d)	407,176	238,088	263,675	288,756	293,955
Long-term debt, non-recourse (d)	20,067	797	13,150	19,270	40,055
Total equity	611,445	538,842	464,559	406,276	365,107

Cash flows / liquidity
Cash flows from (used in) operations	328,482	290,265	(239,285)	180,241	278,664
Depreciation and amortization	48,977	40,837	38,913	36,020	29,767
Cash invested in acquisitions (e)	(220,257)	(2,365)	(39,293)	(30,480)	(18,920)
Investment in affiliates	—	(121)	(395)	(1,200)	(41,450)
Investments in property, plant and equipment	(69,274)	(44,162)	(30,897)	(16,560)	(20,315)
Net (investment in) proceeds from railcars (f)	(20,397)	(33,763)	1,748	(16,512)	(29,533)
EBITDA (g)	195,180	212,252	162,702	116,989	110,372

Per share data (h)
Net income - basic	4.27	5.13	3.51	2.10	1.82
Net income - diluted	4.23	5.09	3.48	2.08	1.79
Dividends paid	0.600	0.440	0.358	0.348	0.325
Year-end market value	42.90	43.66	36.35	25.82	16.48

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	15.2%	21.1%	16.4%	10.9%	9.6%
Funded long-term debt to equity ratio (i)	0.7-to-1	0.4-to-1	0.6-to-1	0.8-to-1	0.9-to-1
Weighted average shares outstanding (000's)	18,523	18,457	18,356	18,190	18,068
Effective tax rate	37.1%	34.5%	37.7%	35.7%	35.4%
(a) Includes sales of $1,359.4 million in 2012, $1,385.4 million in 2011, $928.2 million in 2010, $806.3 million in 2009 and $865.8 million in 2008 pursuant to marketing and originations agreements between the Company and the unconsolidated ethanol LLCs.
(b) Gross profit in 2012, 2011, 2009, and 2008 includes a $0.3 million, $3.1 million, $2.9 million, and $97.2 million write down in the Plant Nutrient Group for lower-of-cost-or-market inventory adjustments for inventory on hand and firm purchase commitments that were valued higher than the market.
(c) Includes $2.1 million, $1.7 million and $1.1 million of dividend income from IANR in 2012, 2011 and 2010, respectively. Includes $4.5 million and $2.2 million in Rail end of lease settlements in 2012 and 2010, respectively. Includes development fees related to ethanol joint venture formation of $1.3 million in 2008.
(d) Excludes current portion of long-term debt. The increase in non-recourse debt in 2012 is related to the debt held by TADE.

(e) During 2012, the Company acquired assets of Green Plains Grain, TADE, Mt. Pulaski and 100% of the stock of New Eezy Gro.
(f) Represents the net of purchases of railcars offset by proceeds on sales of railcars.
(g) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. It is one of the measures the Company uses to evaluate its liquidity. The Company believes that EBITDA provides additional information important to investors and others in determining the ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements, for debt service obligations or otherwise. Because EBITDA, as determined by the Company, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.
(h) Earnings per share are calculated based on Income attributable to The Andersons, Inc.
(i) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

(in thousands)		For the years ended December 31,
	2012	2011	2010	2009	2008
Net income attributable to The Andersons, Inc.	$79,480	$95,106	$64,662	$38,351	$32,900
Add:
Provision for income taxes	44,568	51,053	39,262	21,930	16,466
Interest expense	22,155	25,256	19,865	20,688	31,239
Depreciation and amortization	48,977	40,837	38,913	36,020	29,767
EBITDA	195,180	212,252	162,702	116,989	110,372
Add/(subtract):
Provision for income taxes	(44,568)	(51,053)	(39,262)	(21,930)	(16,466)
Interest expense	(22,155)	(25,256)	(19,865)	(20,688)	(31,239)
Realized gains on railcars and related leases	(23,665)	(8,417)	(7,771)	(1,758)	(4,040)
Deferred income taxes	16,503	5,473	12,205	16,430	4,124
Excess tax benefit from share-based payment arrangement	(162)	(307)	(876)	(566)	(2,620)
Equity in earnings of unconsolidated affiliates, net of distributions received	8,134	(23,591)	(17,594)	(15,105)	19,307
Noncontrolling interest in income (loss) of affiliates	(3,915)	1,719	219	1,215	(2,803)
Changes in working capital and other	203,130	179,445	(329,043)	105,654	202,029
Net cash provided by (used in) operations	$328,482	$290,265	$(239,285)	$180,241	$278,664

The Company has included its Computation of Earnings to Fixed Charges in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K as Exhibit 12.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and factors, including those listed under Item 1A, “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our operations are organized, managed and classified into six reportable business segments: Grain, Ethanol, Plant Nutrient, Rail, Turf & Specialty and Retail. Each of these segments is based on the nature of products and services offered.
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

Grain Group

Our Grain Group operates grain elevators in various states in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services to its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices.

This year has been significant for the Grain Group in terms of growth. On December 3, 2012 our Grain Group completed the purchase of a majority of the grain and agronomy locations of Green Plains Grain Company, a subsidiary of Green Plains Renewable Energy, Inc. The purchase includes seven facilities in Iowa and five in Tennessee, with a combined grain storage capacity of about 32 million bushels. Included in the acquisition was also 30,000 tons of fertilizer storage in Iowa.

During 2012, Grain increased its storage capacity by approximately 30% through construction of a grain shuttle loader facility in Anselmo, Nebraska and a business acquisition. The total storage capacity is approximately 142 million bushels as of December 31, 2012 compared to 109 million bushels at December 31, 2011. In addition, it is reasonably possible that within the next 12 months, the Company may make additional investments in the agriculture industry.

Grain inventories on hand at December 31, 2012 were 98 million bushels, of which 22.9 million bushels were stored for others. This compares to 77.5 million bushels on hand at December 31, 2011, of which 0.4 million bushels were stored for others.

With early planting and the anticipation of a record corn crop, 2012 started out with high expectations for U.S. growers. However, the drought conditions encountered during the growing season resulted in significantly decreased corn yields. For this reason, the drought had an unfavorable impact on space income for the Grain business for the fourth quarter of 2012 and will likely impact space income into the first half of 2013 as well. Looking ahead, planted corn acreage is anticipated to be as high as 100 million acres which should benefit our Grain and other agricultural businesses.

Ethanol Group
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated ("The Andersons Denison Ethanol LLC" or "TADE"). The business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates, as well as third parties.
On May 1, 2012, the Company and its subsidiary, TADE completed the purchase of certain assets of an ethanol production facility in Denison, Iowa for a purchase price of $77.4 million. The Company holds a majority interest of 85%. Previously owned by Amaizing Energy Denison LLC and Amaizing Energy Holding Company, LLC, the operations consist of a 55 million gallon capacity ethanol facility with an adjacent 2.7 million bushel grain terminal, with direct access to two Class 1 railroads in Iowa.
Ethanol volumes shipped for the year ended December 31, 2012 and 2011 were as follows:

(in thousdands)	Twelve months ended December 31,
	2012	2011
Ethanol (gallons shipped)	275,788	241,919
E-85 (gallons shipped)	17,019	11,859
Corn Oil (pounds shipped)	59,012	12,482
DDG (tons shipped)	1,211	1,146

The ethanol LLCs incurred operating losses for the year as a result of poor margins resulting from weak gasoline demand, an oversupply of ethanol and high corn costs caused by the 2012 drought. Looking ahead, we anticipate the first three quarters of 2013 being tough for the Ethanol Group due to regional corn shortages. Although the market is not indicating positive margins until the latter half of 2013, there has been a recent improvement in margins. In addition, a record corn planting in the spring should have positive benefits for our Ethanol Group in the last three to four months of the year. Of course, this is dependent on numerous external factors, such as favorable weather during the growing season.

Plant Nutrient Group

Our Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The business also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, water treatment products, and de-icers and anti-icers for airport runways, roadways, and other commercial applications. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

The Company continues to identify opportunities to strategically grow the Plant Nutrient business. On January 31, 2012, the Company purchased 100% of the stock of New Eezy Gro, Inc. (“NEG”) for a purchase price of $16.8 million. New Eezy Gro is a manufacturer and wholesale marketer of specialty agricultural nutrients and industrial products.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 470,000 tons for dry nutrients and approximately 400,000 tons for liquid nutrients at December 31, 2012.
Fertilizer tons shipped (including sales and service tons) for the years ended December 31, 2012 and 2011 were 2.1 million tons and 1.8 million tons, respectively.
The Group had a strong fourth quarter due to the dry and warm fall weather which was ideal for fall nutrient application. Although margins were not as strong as in the prior year, volume was higher. Looking ahead, the reductions in 2012 crop volume and quality may cause continued rises in grain prices into 2013 and corn acres planted in 2013 are anticipated to be up to 100 million acres, which should support good nutrient demand moving into the next crop cycle.

Rail Group

Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2012 were 23,278 compared to 22,675 at December 31, 2011. The average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) is 84.6% for the year ended December 31, 2012 which is consistent with prior year.

For the year ended December 31, 2012, Rail had gains on sales of railcars and related leases in the amount of $23.7 million compared to $8.4 million of gains on sales of railcars and related leases for the year ended December 31, 2011.

Rail began the construction of a 27,300 square-foot railcar blast and paint facility in Maumee, Ohio, which should be completed in the spring of 2013.

Turf & Specialty Group

Turf & Specialty is one of a very limited number of processors of corncob-based products in the United States. Corncob-based products are manufactured for a variety of uses including laboratory animal bedding, private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. Corncob-based products are sold throughout the year. Turf & Specialty also produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. These products are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer.

On October 30, 2012, the Company completed the purchase of substantially all of the assets of Mt. Pulaski Products, LLC for $10.7 million. The operations consist of 2 corncob processing facilities in central Illinois. This acquisition doubled our raw cob supply and production capacity which will enable us to enhance the service to our existing customers and expand our presence in the higher value segments of this business.

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
In the fourth quarter of 2012, the Group announced that it will be closing its Woodville, Ohio retail store in early 2013 (see Operating Results discussion for more information).

Other

Our “Other” business segment represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including our ERP project.

In 2011, the Ohio Tax Credit Authority approved job retention tax credits and job creation tax credits for the Company in relation to in process capital projects. To earn these credits, the Company has committed to invest a minimum amount in new machinery and equipment and property renovations/improvements in the city of Maumee and surrounding areas.  In addition to the capital investment, the Company will retain 636 and create a minimum of 20 full-time equivalent positions.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in Note 7 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2012	2011	2010
Sales and merchandising revenues	$5,272,010	$4,576,331	$3,393,791
Cost of sales and merchandising revenues	4,914,005	4,223,479	3,112,112
Gross profit	358,005	352,852	281,679
Operating, administrative and general expenses	246,929	229,090	195,330
Interest expense	22,155	25,256	19,865
Equity in earnings of affiliates	16,487	41,450	26,007
Other income, net	14,725	7,922	11,652
Income before income taxes	120,133	147,878	104,143
Income (loss) attributable to noncontrolling interests	(3,915)	1,719	219
Operating income	$124,048	$146,159	$103,924

Comparison of 2012 with 2011

Grain Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$3,293,632	$2,849,358
Cost of sales and merchandising revenues	3,176,452	2,705,745
Gross profit	117,180	143,613
Operating, administrative and general expenses	73,037	69,258
Interest expense	12,174	13,277
Equity in earnings of affiliates	29,080	23,748
Other income, net	2,548	2,462
Operating income	$63,597	$87,288

Operating results for the Grain Group decreased $23.7 million compared to full year 2011 results. Sales and merchandising revenues increased $444.3 million over 2011 as a result of higher grain prices (corn and soybeans) and an increase in bushels shipped (soybeans and wheat). Cost of sales and merchandising revenues increased $470.7 million due to higher cost of grain as compared to prior year. Gross profit decreased $26.4 million primarily as a result of significantly lower space income, and more specifically lower basis appreciation. Basis is the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price. The impact of the Green Plains Grain acquisition was not material to the Grain Group's results for 2012 given the timing of the transaction.

Operating expenses were $3.8 million higher than 2011. A large portion of the increase is higher labor and benefits related to organizational growth as well as acquisition costs incurred in the fourth quarter. Interest expense decreased $1.1 million due to fewer ownership bushels in beans and wheat at the end of 2012 versus 2011 upon which short-term interest is calculated. Equity in earnings of affiliates increased $5.3 million due to the strong performance of LTG. Other income did not fluctuate significantly from prior year.

Ethanol Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$742,929	$641,546
Cost of sales and merchandising revenues	728,256	626,524
Gross profit	14,673	15,022
Operating, administrative and general expenses	9,004	6,785
Interest expense	759	1,048
Equity in earnings (loss) of affiliates	(12,598)	17,715
Other income, net	53	159
Income (loss) before income taxes	(7,635)	25,063
Income (loss) attributable to noncontrolling interests	(3,915)	1,719
Operating income (loss)	$(3,720)	$23,344

Operating results for the Ethanol Group decreased $27.1 million from full year 2011 results to a loss of $3.7 million. Sales and merchandising and service fee revenues increased $101.4 million and is due to an increase in volume as a result of TADE, as the the average price per gallon of ethanol sold decreased significantly during the year. Corn oil sales also contributed to the significant increase over the prior year, as there were no corn oil sales for the Ethanol Group until 2012. The acquisition of TADE in the second quarter of 2012 added $85.6 million of ethanol sales, $25.7 million of DDG sales, $2.7 million of corn oil sales and $1.3 million of syrup sales. The increase in cost of sales primarily relates to an increase in volume as a result of the acquisition of TADE and to a lesser extent, corn costs. The decrease in gross profit is attributable to mark to market losses on certain hedges.

Operating expenses increased $2.2 million primarily due to higher labor and benefits and professional service fees related to growth. Equity in earnings of affiliates decreased $30.3 million from prior year and represents operating losses from the investment in three unconsolidated ethanol LLCs. Throughout the year, the LLCs were impacted by lower ethanol margins resulting from the increased corn costs and lower demand for ethanol. There were no significant changes in interest expense or other income.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$797,033	$690,631
Cost of sales and merchandising revenues	698,781	593,437
Gross profit	98,252	97,194
Operating, administrative and general expenses	58,088	56,101
Interest expense	2,832	3,517
Equity in earnings (loss) of affiliates	5	(13)
Other income, net	1,917	704
Operating income	$39,254	$38,267

Operating results for the Plant Nutrient Group increased $1.0 million over its 2011 results. Sales were $106.4 million higher due to a 12.7% increase in tons sold and a 2.4% increase in the average price per ton sold for the year. Cost of sales and merchandising revenues increased $105.3 million due primarily to higher product cost. Gross profit increased $1.1 million over prior year as a result of the increase in volume partially offset by a decline in margins compared to prior year.

Operating expenses increased $2.0 million and is due to an increase in labor, benefits and other expenses related to the acquisition of New Eezy Gro, Inc. in the first quarter of 2012. Interest expense was $0.7 million lower in the current year due to lower levels of working capital in use as well as lower interest rates. Other income is higher in 2012 compared to 2011 due to gains recognized on involuntary asset conversions.

Rail Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$156,426	$107,459
Cost of sales and merchandising revenues	99,697	82,709
Gross profit	56,729	24,750
Operating, administrative and general expenses	16,217	12,161
Interest expense	4,807	5,677
Other income, net	7,136	2,866
Operating income	$42,841	$9,778

Operating results for the Rail Group increased $33.1 million over 2011. Revenues related to car sales increased $30.4 million, repairs and fabrication increased $7.2 million and leasing revenues increased $11.4 million. The increase in revenues is attributable to having more cars in service, higher volume of transactions, and favorable lease rates. Cost of sales and merchandising revenues increased $17.0 million as a result of higher volume of car sales. Rail gross profit increased $32.0 million compared to prior year primarily due to higher gross profit on car sales from increase in volume of transactions and in the leasing business which is attributed to favorable lease rates and decreased lease expense driven by a lower average number of cars in leases compared to the same period last year.

Operating expenses increased by $4.1 million from prior year mainly due to higher labor and benefits related to growth and higher performance incentives. Interest expense decreased $0.9 million due to repayment of rail financing debt in the fourth quarter of 2011. Other income was higher in 2012 due to settlements received from customers for railcars returned at the end of a lease that were not in the required operating condition, as well as higher dividend income from the short-line investment.

Turf & Specialty Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$131,026	$129,716
Cost of sales and merchandising revenues	104,000	103,481
Gross profit	27,026	26,235
Operating, administrative and general expenses	24,361	23,734
Interest expense	1,233	1,381
Other income, net	784	880
Operating income	$2,216	$2,000

Operating results for the Turf & Specialty Group increased $0.2 million compared to its 2011 results. Sales increased $1.3 million and is due to an increase in sales within the cob business year over year, $1.0 million of which is attributable to the acquisition of Mt. Pulaski in the fourth quarter of 2012. For the total Group, the average price per ton sold increased approximately 3.2% and was partially offset by a 2.1% decline in volume. Cost of sales and merchandising revenues increased $0.5 million due to an increase in the average cost per ton due to higher cost of materials purchased. Gross profit increased $0.8 million due to higher margins from price increases.

Operating expenses increased $0.6 million over the prior year due to costs related to the new cob location acquired in the fourth quarter, severance charges incurred in the third quarter as well as a variety of other variable expenses including a workers compensation medical claim, depreciation and maintenance expenses. There were no significant fluctuations in interest expense or other income.

Retail Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$150,964	$157,621
Cost of sales and merchandising revenues	106,819	111,583
Gross profit	44,145	46,038
Operating, administrative and general expenses	47,874	47,297
Interest expense	776	899
Other income, net	554	638
Operating loss	$(3,951)	$(1,520)

The operating loss for the Retail Group increased $2.4 million compared to its 2011 results. Sales decreased $6.7 million from 2011 due to a decline in both the average sale per customer and customer count. Cost of sales decreased $4.8 million due to lower sales volume. As a result, gross profit decreased $1.9 million.

Operating expenses for the Group increased $0.6 million and is attributable to $1.1 million of severance costs which have been accrued in relation to the announcement to close the Group’s Woodville, Ohio retail store in the first quarter of 2013. There were no significant changes in interest expense or other income.

Other

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	18,348	13,754
Interest expense	(426)	(543)
Equity in earnings of affiliates	—	—
Other income, net	1,733	213
Operating loss	$(16,189)	$(12,998)

The Corporate operating loss (costs not allocated back to the business units) increased $3.2 million over 2011 and relates primarily to an increase in labor and benefits and professional services related to implementation of an enterprise resource planning system.

As a result of the operating performances noted above, income attributable to The Andersons, Inc. of $79.5 million for 2012 was 16% lower than the income attributable to The Andersons, Inc. of $95.1 million in 2011. Income tax expense of $44.6 million was provided at 37.1%. In 2011, income tax expense of $51.1 million was provided at 34.5%. The increase in the effective tax rate was due primarily to lower benefits related to domestic production activities and the 2012 loss and the 2011 income attributable to the noncontrolling interests that did not impact income tax expense.

Comparison of 2011 with 2010

Grain Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$2,849,358	$1,936,813
Cost of sales and merchandising revenues	2,705,745	1,833,097
Gross profit	143,613	103,716
Operating, administrative and general expenses	69,258	50,861
Interest expense	13,277	6,686
Equity in earnings of affiliates	23,748	15,648
Other income, net	2,462	2,557
Operating income before noncontrolling interest	$87,288	$64,374

Operating results for the Grain Group increased $22.9 million over 2010. Sales and merchandising revenues increased $912.5 million over 2010, primarily as a result of higher grain prices and the acquisition of B4 Grain, Inc. in December 2010 which accounts for $220.3 million of the increase. Cost of sales and merchandising revenues increased $872.6 million over 2010 and is consistent with the increase in revenues. Gross profit increased $39.9 million primarily as a result of substantial wheat basis appreciation and spread gains. Basis is the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price. Basis income was higher than 2010 by $43.1 million primarily due to wheat. The increase due to spread gains was $9.3 million higher in the current year. The increase was offset by a $10.4 million decrease in storage income as a result of having fewer bushels of wheat on delivery as compared to 2010.

Operating expenses increased by $18.4 million over 2010. A large portion of the increase is higher labor and benefits expenses due to necessary expansion of human resources as a result of business growth. Specifically, $1.8 million of the labor and benefits increase related to the acquisition noted above. Performance incentives expense was also up year-over-year due to strong financial performance. Interest expense increased $6.6 million due to a greater need to cover margin deposits which were a result of higher grain prices in the first half of 2011, as well as more wheat bushels on delivery at the end of 2011 versus 2010 upon which short-term interest is calculated. Equity in earnings of affiliates increased $8.1 million over 2010. Income from the Group's investment in LTG increased $8.4 million due primarily to strong results in the core grain and point to point merchandising businesses. Other income did not fluctuate significantly from prior year.

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

Operating results for the Ethanol Group increased $6.3 million over 2010. Sales and merchandising revenues increased $172.9 million and is the result of a 41% increase in the average price per gallon of ethanol sold, as volume was relatively unchanged year over year. Cost of sales and merchandising revenues increased $172.7 million and is consistent with the increase in revenues. Gross profit increased $0.2 million due to an increase in services provided to the ethanol industry.

Interest expense decreased $0.6 million from 2010 due to lower borrowings outstanding. Equity in earnings of affiliates increased $7.4 million over 2010 and represents higher earnings from the investment in three unconsolidated ethanol LLCs. There were no significant changes in operating expenses or other income.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$690,631	$619,330
Cost of sales and merchandising revenues	593,437	539,793
Gross profit	97,194	79,537
Operating, administrative and general expenses	56,101	46,880
Interest expense	3,517	3,901
Equity in earnings of affiliates	(13)	8
Other income, net	704	1,298
Operating income	$38,267	$30,062

Operating results for the Plant Nutrient Group increased $8.2 million over its 2010 results. Sales were $71.3 million higher due to a 30.8% increase in average price per ton sold for the year offset by a 14.7% decrease in volume. Volume was below last year due to extremely wet weather conditions throughout the spring and fall of 2011 which reduced the ability to apply nutrients during this time and a strong fourth quarter of 2010 where significant tonnage was sold and applied earlier than most years. Cost of sales increased $53.6 million over 2010 due to an increase in the price of key nutrients. Gross profit increased $17.7 million over prior year as a result of the impact of price escalation experienced the majority of the year, offset by a $3.1 million lower-of-cost-or-market inventory adjustment taken in the fourth quarter of 2011.

Operating expenses increased $9.2 million and includes asset impairment charges in the amount of $1.7 million. The remaining increase in operating expenses relates to higher labor, benefits and performance incentives. There were no significant changes in interest expense, equity in earnings of affiliates, or other income.

Rail Group

	Year ended December 31,
(in thousands)	2011	2010
Sales and merchandising revenues	$107,459	$94,816
Cost of sales and merchandising revenues	82,709	81,437
Gross profit	24,750	13,379
Operating, administrative and general expenses	12,161	12,846
Interest expense	5,677	4,928
Other income, net	2,866	4,502
Operating income (loss)	$9,778	$107

Operating results for the Rail Group increased $9.7 million over 2010. Revenues related to car sales, repairs and fabrication increased $4.9 million and leasing revenues increased $7.7 million for a total increase in sales and merchandising revenues of $12.6 million. Cost of sales increased $1.3 million, primarily as a result of higher volume of car sales. Gross profit for Rail increased $11.4 million in total and includes gains on sales of railcars and related leases of $8.4 million. Gross profit from the leasing business was $4.0 higher than the prior year due to higher utilization and average lease rates.

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

Operating results for the Turf & Specialty Group decreased $1.4 million from its 2010 results. Sales increased $6.2 million. Sales in the lawn fertilizer business increased $5.2 million due to a 5% increase in the average price per ton sold. Sales in the cob business increased $1.0 million as the average price per ton sold was up nearly 7%. Cost of sales increased $6.9 million from prior year due to higher raw material costs. Gross profit decreased $0.7 million primarily due to a 7.8% increase in the average cost per ton due to higher raw material costs.

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

Operating results for the Retail Group improved $1.0 million over its 2010 results. Sales increased $7.0 million over 2010. While the average sale per customer increased by 6.5%, customer counts decreased by almost 2%. Cost of sales increased $4.3 million and gross profit increased $2.7 million due to the increased sales as well as a slight increase in gross margin percentage.

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

Liquidity and Capital Resources

Working Capital

At December 31, 2012, the Company had working capital of $304.3 million, a decrease of $8.6 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2012	December 31, 2011	Variance
Current Assets:
Cash and cash equivalents	$138,218	$20,390	$117,828
Restricted cash	398	18,651	(18,253)
Accounts receivables, net	208,877	167,640	41,237
Inventories	776,677	760,459	16,218
Commodity derivative assets – current	103,105	83,950	19,155
Deferred income taxes	15,862	21,483	(5,621)
Other current assets	54,016	34,649	19,367
Total current assets	1,297,153	1,107,222	189,931
Current Liabilities:
Borrowing under short-term line of credit	24,219	71,500	(47,281)
Accounts payable for grain	584,171	391,905	192,266
Other accounts payable	169,867	142,762	27,105
Customer prepayments and deferred revenue	99,164	79,557	19,607
Commodity derivative liabilities – current	33,277	15,874	17,403
Accrued expenses and other current liabilities	66,964	60,445	6,519
Current maturities of long-term debt	15,145	32,208	(17,063)
Total current liabilities	992,807	794,251	198,556
Working capital	$304,346	$312,971	$(8,625)

In comparison to the prior year, accounts receivable increased largely due to an increase in grain trade receivables, which fluctuate with the timing of sales along with variations in the prices of commodities which are consistent with the increase in sales and merchandising revenues for 2012. While grain inventory levels are relatively flat year over year due to the 2012 drought, commodity prices were higher during the year compared to 2011 and caused an overall increase for our Grain business. Ethanol inventories were significantly higher due to the acquisition of TADE in the second quarter of 2012. These increases were partially offset by a decrease in inventories of the Plant Nutrient businesses caused by lower levels of inventory and a decrease in the average cost. Restricted cash decreased as a result of reimbursement of spending related to an industrial development revenue bond. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Commodity derivatives have also increased due to a rise in grain prices. Other current assets have increased primarily due to an increase in railcars available for sale and higher prepaid income tax. Current liabilities increased primarily as a result of an increase in grain and other accounts payable. The increase in grain payables is partly attributed to higher hold pay for corn (grain we have purchased but not yet paid for), but this account also tends to fluctuate with the timing of grain receipts along with variations in the prices of grain. The increase in other accounts payable is consistent with the increase in cost of sales and merchandising revenues. Customer prepayments and deferred revenues increased primarily as a result of the movement of a liability to Cargill for the marketing agreement due to be settled in 2013. Commodity derivative liabilities also increased due to rising commodity prices. These increases were partially offset by lower borrowings on our short-term line of credit and a decrease in current maturities of long-term debt (see Note 10 for more information).

Sources and Uses of Cash

Operating Activities and Liquidity

Our operating activities provided cash of $328.5 million in 2012 compared to cash provided by operations of $290.3 million in 2011. The significant amount of operating cash flows in 2012 relates primarily to the changes in working capital (before short-term borrowings) discussed above along with strong earnings. There was also a $31.7 million change in cash distributions in excess of income of unconsolidated affiliates due to current year losses in our ethanol affiliates.

In 2012, the Company paid income taxes of $36.3 million compared to $48.9 million in 2011. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The decrease in income taxes paid in 2012 from 2011 is primarily due to the decrease in pre-tax book income.

Investing Activities

Investing activities used $290.6 million compared to $86 million used in 2011. There have been significant additions to property, plant and equipment in 2012 primarily related to business acquisitions, construction of a grain storage and load-out facility and the phased implementation of an enterprise resource planning system. In the third quarter, our Grain Group completed construction of a grain load-out facility in Anselmo, Nebraska. Correspondingly, restrictions related to a substantial majority of cash received related to industrial revenue bonds for the project were released. In total, we spent $220.3 million on business acquisitions (net of cash acquired) in 2012. Another large portion of the spending relates to purchases of railcars in the amount of $111.2 million. Purchases of railcars were partially offset by proceeds from the sale of railcars in the amount of $90.8 million. Capital spending for 2012 on property, plant and equipment includes: Grain - $30.2 million; Ethanol - $2.0 million; Plant Nutrient - $18.0 million; Rail - $3.9 million; Turf & Specialty - $5.0 million; Retail - $2.8 million and $7.1 million in corporate / enterprise resource planning project purchases.

We expect to spend approximately $90 million in 2013 on conventional property, plant and equipment which includes estimated 2013 capital spending for the project to replace current technology with an enterprise resource planning system. An additional $149 million is estimated to be spent on the purchase and capitalized modifications of railcars with related sales or financings of $121 million.

Financing Arrangements

Net cash provided by financing activities was $79.9 million in 2012, compared to $213.1 million cash used in financing activities in 2011. The increase was primarily driven by higher proceeds from issuance of long-term debt offset partially by payments of long-term debt during the year. We were able to obtain long-term fixed interest rate loans secured by various grain facilities to raise funds for the significant investing activities transacted in the second half of the year.

We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $788.6 million remaining available for borrowing at December 31, 2012. Peak short-term borrowings to date were $553.4 million on July 23, 2012. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses.

We paid $11.2 million in dividends in 2012 compared to $8.2 million in 2011. We paid $0.1100 per common share for the dividends paid in January, April, July and September 2011, and $0.15 per common share for the dividends paid in January, April, July and October 2012. We increased the dividends paid in January 2013 to $0.16 per common share.

Proceeds from the sale of treasury shares to employees and directors were $1.3 million and $0.8 million for 2012 and 2011, respectively. During 2012, we issued approximately 166,000 shares to employees and directors under our equity-based compensation plans.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2012. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets.

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

Contractual Obligations

Future payments due under contractual obligations at December 31, 2012 are as follows:

	Payments Due by Period
Contractual Obligations (in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt (a)	$12,649	$144,754	$69,388	$193,034	$419,825
Long-term debt non-recourse (a)	2,496	6,814	3,875	9,378	22,563
Interest obligations (b)	17,229	33,748	22,107	39,780	112,864
Uncertain tax positions	7	512	113	—	632
Operating leases (c)	17,103	26,338	15,708	8,200	67,349
Purchase commitments (d)	1,389,621	88,408	29	—	1,478,058
Other long-term liabilities (e)	4,240	2,687	2,944	8,443	18,314
Total contractual cash obligations	$1,443,345	$303,261	$114,164	$258,835	$2,119,605

(a) The Company is subject to various loan covenants. Although the Company is in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.
(b) Future interest obligations are calculated based on interest rates in effect as of December 31, 2012 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(c) Approximately 76% of the operating lease commitments above relate to railcars and locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(d) Includes the amounts related to purchase obligations in the Company's operating units, including $1,329 million for the purchase of grain from producers and $91 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(e) Other long-term liabilities include estimated obligations under our retiree healthcare programs and the estimated 2013 contribution to our defined benefit pension plan. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2017 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions beyond 2013 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

The Company had standby letters of credit outstanding of $30.1 million at December 31, 2012 as well as $0.8 million that was outstanding on a non-recourse basis.

Off-Balance Sheet Transactions

The Company's Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. The Company leases railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Railcars owned by the Company, or leased by the Company from a financial intermediary, are generally leased to a customer under an operating lease. The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to a financial intermediary, and assigns the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, the Company generally provides ongoing railcar maintenance and management services for the financial intermediary, and receives a fee for such services. On most of the railcars and locomotives, the Company holds an option to purchase these assets at the end of the lease.

The following table describes the Company's railcar and locomotive positions at December 31, 2012.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	294
Owned-railcar assets leased to others	On balance sheet – non-current	15,589
Railcars leased from financial intermediaries	Off balance sheet	4,319
Railcars – non-recourse arrangements	Off balance sheet	2,954
Total Railcars		23,156
Owned-containers leased to others	On balance sheet – non-current	637
Total Containers		637
Locomotive assets leased to others	On balance sheet – non-current	42
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	76
Total Locomotives		122

In addition, the Company manages approximately 356 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $52.5 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. The Company utilizes non-recourse arrangements where possible in order to minimize its credit risk. Refer to Note 11 to the Company's Consolidated Financial Statements in Item 8 for more information on the Company's leasing activities.

Critical Accounting Estimates

The process of preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Management evaluates these estimates and assumptions on an ongoing basis. Estimates and assumptions are based on historical experience and management's knowledge and understanding of current facts and circumstances. Actual results, under conditions and circumstances different from those assumed, may change from estimates.

Certain of our accounting estimates are considered critical, as they are important to the depiction of the Company's financial statements and / or require significant or complex judgment by management. There are other items within our financial statements that require estimation, however, they are not deemed critical as defined above. Note 1 to the Consolidated Financial Statements in Item 8 describes our significant accounting policies which should be read in conjunction with our critical accounting estimates.

Management believes that accounting for fair value adjustment for counterparty risk, grain inventories and commodity derivative contracts, lower-of-cost-or-market inventory adjustments and impairment of long-lived assets and equity method investments involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

Grain Inventories and Commodity Derivative Contracts

The Company marks to market all grain inventory, forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the CME (adjusted primarily for transportation costs); and the Company's grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income.

Lower-of-Cost-or-Market Inventory Adjustments

The Company records its non-grain inventory at the lower of cost or market. Whenever changing conditions warrant, the Company evaluates the carrying value of its inventory compared to the current market. Market price is determined using both external data, such as current selling prices by third parties and quoted trading prices for the same or similar products, and internal data, such as the Company's current ask price and expectations on normal margins. If the evaluation indicates that the Company's inventory is being carried at values higher than the current market can support, the Company will write down its inventory to its best estimate of net realizable value.

Impairment of Long-Lived Assets and Equity Method Investments

The Company's business segments are each highly capital intensive and require significant investment in facilities and / or railcars. Fixed assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value.

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

In addition, the Company holds investments in limited liability companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company's carrying value which is other than temporary. Other than consideration of past and current performance, these reviews take into account forecasted earnings which are based on management's estimates of future performance.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2012	2011
Net commodity position	$2,941	$5,984
Market risk	294	598

Interest Rates

The fair value of the Company's long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company's current incremental borrowing rates and credit ratings for similar types of borrowing arrangements. Market risk, which is estimated as the potential increase in fair value resulting from a hypothetical one-half percent decrease in interest rates, is summarized below:

	December 31,
(in thousands)	2012	2011
Fair value of long-term debt	$459,433	$279,001
Fair value in excess of carrying value	17,046	7,908
Market risk	7,447	3,454

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of The Andersons, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to inadequate segregation of duties for multiple individuals who had access to create and post journal entries across substantially all of the Company existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control Over Financial Reporting appearing on page 112. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We did not audit the consolidated financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. accounts for under the equity method of accounting and has an investment in of $92.1 million and $81.2 million as of December 31, 2012 and 2011, respectively, and for which The Andersons, Inc. recorded $28.6 million, $23.6 million, and $15.1 million of equity in earnings of affiliates for each of the three years, respectively, in the period ended December 31, 2012. The financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded twelve grain and agronomy locations from its assessment of internal control over financial reporting as of December 31, 2012 because these assets were acquired by the Company in a purchase business combination in the fourth quarter of 2012. We have also excluded the twelve grain and agronomy locations from our audit of internal control over financial reporting. These twelve grain and agronomy locations are wholly owned, and their total assets and total revenues represent 10.5% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
March 1, 2013

The Andersons, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Sales and merchandising revenues	$5,272,010	$4,576,331	$3,393,791
Cost of sales and merchandising revenues	4,914,005	4,223,479	3,112,112
Gross profit	358,005	352,852	281,679
Operating, administrative and general expenses	246,929	229,090	195,330
Interest expense	22,155	25,256	19,865
Other income:
Equity in earnings of affiliates, net	16,487	41,450	26,007
Other income, net	14,725	7,922	11,652
Income before income taxes	120,133	147,878	104,143
Income tax provision	44,568	51,053	39,262
Net income	75,565	96,825	64,881
Net income (loss) attributable to the noncontrolling interests	(3,915)	1,719	219
Net income attributable to The Andersons, Inc.	$79,480	$95,106	$64,662
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$4.27	$5.13	$3.51
Diluted earnings attributable to The Andersons, Inc. common shareholders	$4.23	$5.09	$3.48
Dividends paid	$0.6000	$0.4400	$0.3575
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$75,565	$96,825	$64,881
Other comprehensive income (loss), net of tax:
Increase (decrease) in estimated fair value of investment in debt securities (net of income tax of ($1,162), $1,710 and $1,004)	(1,978)	2,860	1,685
Change in unrecognized actuarial loss and prior service cost (net of income tax of $699, $10,293 and $3,116)	(563)	(17,120)	(4,992)
Cash flow hedge activity (net of income tax of ($66), $21, and $112)	252	(31)	(178)
Other comprehensive loss	(2,289)	(14,291)	(3,485)
Comprehensive income	73,276	82,534	61,396
Comprehensive income (loss) attributable to the noncontrolling interests	(3,915)	1,719	219
Comprehensive income attributable to The Andersons, Inc.	$77,191	$80,815	$61,177
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$138,218	$20,390
Restricted cash	398	18,651
Accounts receivable, less allowance for doubtful accounts of $4,883 in 2012; $4,799 in 2011	208,877	167,640
Inventories (Note 2)	776,677	760,459
Commodity derivative assets – current	103,105	83,950
Deferred income taxes	15,862	21,483
Other current assets	54,016	34,649
Total current assets	1,297,153	1,107,222
Other assets:
Commodity derivative assets – noncurrent	1,906	2,289
Other assets, net	105,129	53,327
Equity method investments	190,908	199,061
	297,943	254,677
Railcar assets leased to others, net (Note 3)	228,330	197,137
Property, plant and equipment, net (Note 3)	358,878	175,087
Total assets	$2,182,304	$1,734,123

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2012	December 31, 2011
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$24,219	$71,500
Accounts payable for grain	584,171	391,905
Other accounts payable	169,867	142,762
Customer prepayments and deferred revenue	99,164	79,557
Commodity derivative liabilities – current	33,277	15,874
Accrued expenses and other current liabilities	66,964	60,445
Current maturities of long-term debt (Note 10)	15,145	32,208
Total current liabilities	992,807	794,251
Other long-term liabilities	18,406	43,014
Commodity derivative liabilities – noncurrent	1,134	1,519
Employee benefit plan obligations	53,131	52,972
Long-term debt, less current maturities (Note 10)	427,243	238,885
Deferred income taxes	78,138	64,640
Total liabilities	1,570,859	1,195,281
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 19,198 shares issued)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	181,627	179,463
Treasury shares, at cost (554 in 2012; 697 in 2011)	(12,559)	(14,997)
Accumulated other comprehensive loss	(45,379)	(43,090)
Retained earnings	470,628	402,523
Total shareholders’ equity of The Andersons, Inc.	594,413	523,995
Noncontrolling interests	17,032	14,847
Total equity	611,445	538,842
Total liabilities and equity	$2,182,304	$1,734,123
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating Activities
Net income	$75,565	$96,825	64,881
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	48,977	40,837	38,913
Bad debt expense (recovery)	1,129	187	(8,716)
Cash distributions less than (in excess of) income of unconsolidated affiliates	8,134	(23,591)	(17,594)
Gains on sales of railcars and related leases	(23,665)	(8,417)	(7,771)
Excess tax benefit from share-based payment arrangement	(162)	(307)	(876)
Deferred income taxes	16,503	5,473	12,205
Stock based compensation expense	3,990	4,071	2,589
Lower of cost or market inventory and contract adjustment	262	3,142	—
Impairment of property, plant and equipment	531	1,704	1,682
Other	(672)	254	215
Changes in operating assets and liabilities:
Accounts receivable	(21,737)	(15,708)	(848)
Inventories	122,428	(114,427)	(214,171)
Commodity derivatives	2,947	134,309	(158,183)
Other assets	(12,927)	(1,104)	(3,970)
Accounts payable for grain	101,265	117,309	20,703
Other accounts payable and accrued expenses	5,914	49,708	31,656
Net cash provided by (used in) operating activities	328,482	290,265	(239,285)
Investing Activities
Purchase of investments	(19,996)	—	—
Proceeds from redemption of investment	19,998	—	—
Acquisition of businesses, net of cash acquired	(220,257)	(2,365)	(39,293)
Purchases of railcars	(111,224)	(64,161)	(18,354)
Proceeds from sale of railcars	90,827	30,398	20,102
Purchases of property, plant and equipment	(69,274)	(44,162)	(30,897)
Proceeds from sale of property, plant and equipment	1,116	931	1,942
Investment in convertible preferred securities	—	—	(13,100)
Investments in affiliates	—	(121)	(395)
Change in restricted cash	18,253	(6,517)	(9,010)
Net cash used in investing activities	(290,557)	(85,997)	(89,005)
Financing Activities
Net change in short-term borrowings	(47,281)	(169,600)	241,100
Proceeds from issuance of long-term debt	275,346	73,752	18,986
Payments of long-term debt	(143,943)	(104,008)	(36,598)
Proceeds from minority investor	6,100	—	—
Proceeds from sale of treasury shares to employees and directors	1,322	815	1,305
Payments of debt issuance costs	(637)	(3,170)	(7,508)
Purchase of treasury stock	—	(3,040)	—
Dividends paid	(11,166)	(8,153)	(6,581)
Excess tax benefit from share-based payment arrangement	162	307	876
Net cash provided by (used in) financing activities	79,903	(213,097)	211,580
Increase (decrease) in cash and cash equivalents	117,828	(8,829)	(116,710)
Cash and cash equivalents at beginning of year	20,390	29,219	145,929
Cash and cash equivalents at end of year	$138,218	$20,390	$29,219

	Year ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information
Acquisition of capitalized software under accounts payable	$2,876	—	—
Purchase of a productive asset through seller-financing	10,498	—	—
Outstanding payment for acquisition of business	3,345	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at January 1, 2010	$96	$175,477	$(15,554)	$(25,314)	$258,662	$12,909	$406,276
Net income					64,662	219	64,881
Other comprehensive loss				(3,485)			(3,485)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,076 (157 shares)		2,398	1,496				3,894
Dividends declared ($0.3575 per common share)					(7,007)		(7,007)
Balance at December 31, 2010	96	177,875	(14,058)	(28,799)	316,317	13,128	464,559
Net income					95,106	1,719	96,825
Other comprehensive loss				(14,291)			(14,291)
Purchase of treasury shares (85 shares)			(3,039)				(3,039)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,197 (150 shares)		1,588	2,100				3,688
Dividends declared ($0.4810 per common share)					(8,900)		(8,900)
Balance at December 31, 2011	96	179,463	(14,997)	(43,090)	402,523	14,847	538,842
Net income					79,480	(3,915)	75,565
Other comprehensive loss				(2,289)			(2,289)
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $710 (143 shares)		2,164	2,438				4,602
Dividends declared ($0.60 per common share)					(11,375)		(11,375)
Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly. The allowance is based both on specific identification of potentially uncollectible accounts and the application of a consistent policy to estimate the allowance necessary for the remaining accounts receivable. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation. Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered. The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits and monitoring procedures.

Commodity Derivatives and Inventories

The Company's operating results can be affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the regulated Chicago Mercantile Exchange (the “CME”). The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

The Company accounts for its commodity derivatives at fair value, the same method it uses to value grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the Consolidated Statements of Income. Additional information about the fair value of the Company's commodity derivatives is presented in Note 4 to the Consolidated Financial Statements.

All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method. Additional information about inventories is presented in Note 2 to the Consolidated Financial Statements.

Derivatives - Master Netting Arrangements

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets. Additional information about the Company's master netting arrangements is presented in Note 4 to the Consolidated Financial Statements.

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company's long-term interest rate swaps are recorded in other long-term liabilities and have been designated as cash flow hedges; accordingly, changes in the fair value of these instruments are recognized in other comprehensive income. The Company has other interest rate contracts recorded in other assets that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 4 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (ending in May 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill at the end of the contract. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The payable balance was $33.9 million included in customer prepayments and deferred income as of December 31, 2012 and $33.2 million included in other long-term liabilities as of December 31, 2011, respectively.

Railcars

The Company's Rail Group purchases, leases, markets and manages railcars for third parties and for internal use. Railcars to which the Company holds title are shown on the balance sheet in one of two categories - other current assets (for railcars that are available for sale) or railcar assets leased to others. Railcars leased to others, both on short and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.

Railcars have statutory lives of either 40 or 50 years, measured from the date built. At the time of purchase, the remaining statutory life is used in determining useful lives which are depreciated on a straight-line basis. Additional information regarding railcar assets leased to others is presented in Note 3 to the Consolidated Financial Statements.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 20 to 30 years; machinery and equipment - 3 to 20 years; and software - 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations. In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. The amounts charged to expense for the years ended December 31, 2012, 2011 and 2010 for amortization of capitalized computer software costs was approximately $1.0 million in each year. Unamortized computer software cost in the Consolidated Balance Sheets was $24.6 million as of December 31, 2012. Once the project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period. The Company capitalized interest on major projects in progress in the amount of $0.4 million in 2012. Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives (generally 5 to 10 years) on the straight-line method. Goodwill is not amortized but is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. Additional information about the Company's goodwill and intangible assets is presented in Note 13 to the Consolidated Financial Statements.

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the assets. If such assets are considered to be impaired, the Company recognizes impairment expense for the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Accounts Payable for Grain

Accounts payable for grain includes certain amounts related to grain purchases for which, even though the Company has taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which grain inventory is valued and amounted to $113.1 million and $71.1 million as of December 31, 2012 and 2011, respectively.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, adjusted for revisions to performance expectations. Additional information about the Company's stock compensation plans is presented in Note 15 to the Consolidated Financial Statements.

Deferred Compensation Liability

Included in accrued expenses are $7.8 million and $6.2 million at December 31, 2012 and 2011, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets and are equal to the value of this liability. This plan has no impact on results of operations as the changes in the fair value of the assets are offset on a one-for-one basis, by the change in the recorded amount of the deferred compensation liability.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.

Sales of grain and ethanol are primarily recognized at the time of shipment, which is when title and risk of loss transfers to the customer. There are certain transactions that allow for pricing to occur after title of the goods has passed to the customer. In these cases, the Company continues to report the goods in inventory until it recognizes the sales revenue once the price has been determined. Direct ship grain sales (where the Company never takes physical possession of the grain) are recognized when the grain arrives at the customer's facility. Revenues from other grain and ethanol merchandising activities are recognized as services are provided; gains and losses on the market value of grain inventory as well as commodity derivatives are recognized into revenue on a daily basis when these positions are marked-to-market. Sales of other products are recognized at the time title and risk of loss transfers to the customer, which is generally at the time of shipment or, in the case of the retail store sales, when the customer takes possession of the goods. Revenues for all other services are recognized as the service is provided.

Certain of the Company's operations provide for customer billings, deposits or prepayments for product that is stored at the Company's facilities. The sales and gross profit related to these transactions are not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified as a current liability titled “Customer prepayments and deferred revenue.”

Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales to financial intermediaries of owned railcars which are subject to an operating lease (with the Company being the lessor in such operating leases prior to the sale, referred to as a “non-recourse transaction”) are recognized as revenue on the date of sale if the Company does not maintain substantial risk of ownership in the sold railcars. At times, the Company will utilize insurance contracts to reduce the risk of substantial ownership to an acceptable level. Revenue related to railcar servicing and maintenance contracts is recognized over the term of the lease or service contract.

Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling charges are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues.

Rail Lease Accounting

In addition to the sale of railcars that the Company makes to financial intermediaries on a non-recourse basis and records as revenue as discussed above, the Company also acts as the lessor and / or the lessee in various leasing arrangements as described below.

The Company's Rail Group leases railcars and locomotives to customers, manages railcars for third parties and leases railcars for internal use. The Company acts as the lessor in various operating leases of railcars that are owned by the Company, or leased by the Company from financial intermediaries and, in turn, leased by the Company to end-users of the railcars. The leases from financial intermediaries are generally structured as sale-leaseback transactions, with the leaseback by the Company being treated as an operating lease.

Certain of the Company's leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. Typically, the lease term related to per-diem leases is one year or less. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true-up adjustment when the actual data is received. Such true-up adjustments were not significant for any period presented.

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

Additional information about the Company's income taxes is presented in Note 14 to the Consolidated Financial Statements.

Employee Benefit Plans

The Company provides all full-time, non-retail employees hired before July 1, 2010 with pension benefits and full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including rates of return on assets set aside to fund these plans, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company's historical experience combined with management's knowledge and understanding of current facts and circumstances. The selection of the discount rate is based on an index given projected plan payouts. Additional information about the Company's employee benefit plans is presented in Note 6 to the Consolidated Financial Statements.

Research and Development

Research and development costs are expensed as incurred. The Company's research and development program is mainly involved with the development of improved products and processes, primarily for the Turf & Specialty segment. The Company expended approximately $1.0 million, $0.8 million and $1.8 million on research and development activities during 2012, 2011 and 2010, respectively. In 2008, the Company, along with several partners, was awarded a $5 million grant from the Ohio Third Frontier Commission. The grant is for the development and commercialization of advanced granules and other emerging technologies to provide solutions for the economic health and environmental concerns of today's agricultural industry. For the years ended December 31, 2012, 2011 and 2010, the Company received $0.2 million, $0.3 million and $0.9 million, respectively, as part of this grant.
Advertising

Advertising costs are expensed as incurred. Advertising expense of $4.4 million, $4.0 million and $4.1 million in 2012, 2011, and 2010, respectively, is included in operating, administrative and general expenses.

New Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that the Company present information about reclassification adjustments from accumulated other comprehensive income in the interim and annual financial statements in a single note or on the face of the financial statements. Adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements or disclosures.

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
In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements or disclosures.

2. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2012	2011
Grain	$598,729	$570,337
Ethanol and by-products (a)	22,927	5,461
Agricultural fertilizer and supplies	88,429	118,716
Lawn and garden fertilizer and corncob products	37,292	37,001
Retail merchandise	25,368	25,612
Railcar repair parts	3,764	3,063
Other	168	269
	$776,677	$760,459
(a) Increase driven by the acquisition of TADE (see Note 12)

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2012	2011
Land	$22,258	$17,655
Land improvements and leasehold improvements	63,013	47,958
Buildings and storage facilities	214,919	150,461
Machinery and equipment	287,896	191,833
Software	12,901	10,861
Construction in progress	34,965	13,006
	635,952	431,774
Less: accumulated depreciation and amortization	277,074	256,687
	$358,878	$175,087

Depreciation expense on property, plant and equipment amounted to $27.4 million, $20.4 million and
$18.7 million for the years ended 2012, 2011 and 2010, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2012	2011
Railcar assets leased to others	$310,614	$272,883
Less: accumulated depreciation	82,284	75,746
	$228,330	$197,137
Depreciation expense on railcar assets leased to others amounted to $15.9 million, $13.8 million and $14.0 million for the years ended 2012, 2011 and 2010, respectively.

4. Derivatives

Commodity Contracts
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

All of these contracts meet the definition of derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

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
The following table presents at December 31, 2012 and December 31, 2011, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash paid/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2012		December 31, 2011
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$(13,772)	$—	$66,870	$—
Fair value of derivatives	61,247	—	(20,480)	—
Balance at end of period	$47,475	$—	$46,390	$—
Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets and the fair value of such inventory was $7.7 million and $1.0 million as of December 31, 2012 and 2011, respectively.

The following table presents the fair value of the Company's commodity derivatives as of December 31, 2012 and 2011, and the balance sheet line item in which they are located:

	December 31,
(in thousands)	2012	2011
Forward commodity contracts included in Commodity derivative assets -current	55,630	37,560
Forward commodity contracts included in Commodity derivative assets - noncurrent	1,906	2,289
Forward commodity contracts included in Commodity derivative liabilities -current	(33,277)	(15,874)
Forward commodity contracts included in Commodity derivative liabilities - noncurrent	(1,134)	(1,519)
Regulated futures and options contracts included in Commodity derivatives (a)	60,738	(23,367)
Over-the-counter contracts included in Commodity derivatives (a)	509	2,887
Total estimated fair value of commodity derivatives	$84,372	$1,976

(a) The fair value of futures, options and over-the-counter contracts are offset by cash collateral posted or received and included as a net amount in the Consolidated Balance Sheets.
The following table sets forth the fair value of commodity derivatives as of December 31, 2012 on a gross basis by contract type:

(in thousands)	Total Assets	Total Liabilities
Purchase contracts	$45,140	$(44,734)
Sales contracts	$103,973	$(19,165)

The gains included in the Company’s Consolidated Statements of Income and the line items in which they are located for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$40,214	$131,209
At December 31, 2012, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	224,019	—	—	—
Soybeans	14,455	—	—	—
Wheat	19,407	—	—	—
Oats	8,113	—	—	—
Ethanol	—	76,099	—	—
Corn oil	—	—	11,082	—
Other	27	—	—	72
Subtotal	266,021	76,099	11,082	72
Exchange traded:
Corn	106,305	—	—	—
Soybeans	8,820	—	—	—
Wheat	41,125	—	—	—
Oats	4,345	—	—	—
Bean oil	—	—	48,000	—
Ethanol	—	3,795	—	—
Other	—	—	—	1
Subtotal	160,595	3,795	48,000	1
Total	426,616	79,894	59,082	73

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company's long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the year ended December 31, 2012, the Company reclassified $0.3 million of accumulated other comprehensive income into earnings and for the years ended December 31, 2011 and 2010, the Company reclassified $0.1 million and $0.1 million of accumulated other comprehensive loss into earnings, respectively. The Company expects to reclassify less than $0.5 million of accumulated other comprehensive loss into earnings in the next twelve months.

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

The following table presents the open interest rate contracts at December 31, 2012:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate

Short-term
Caps	2012	2013	$80.0	Interest rate component of debt - not accounted for as a hedge	0.6% to 1.7%

Long-term
Swap	2006	2016	$4.0	Interest rate component of an operating lease - not accounted for as a hedge	5.2%
Swap	2006	2016	$14.0	Interest rate component of debt - accounted for as cash flow hedge	6.0%
Swap	2012	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	4.4%
Caps	2012	2014	$40.0	Interest rate component of debt - not accounted for as a hedge	0.8% to 1.4%
Cap	2012	2015	$10.0	Interest rate component of debt - not accounted for as a hedge	0.9%
Cap	2012	2016	$10.0	Interest rate component of debt - not accounted for as a hedge	1.5%

At December 31, 2012 and 2011, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	December 31,
(in thousands)	2012	2011
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	23	31
Interest rate contracts included in other long term liabilities	(592)	(372)
Total fair value of interest rate derivatives not designated as hedging instruments	$(569)	$(341)
Derivatives designated as hedging instruments
Interest rate contract included in other long term liabilities	(1,540)	(1,856)
Total fair value of interest rate derivatives designated as hedging instruments	$(1,540)	$(1,856)

The losses included in the Company's Consolidated Statements of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2012	2011
Interest expense	$(350)	$(232)

The losses included in the Company's Consolidated Statements of Equity and the line item in which they are located for interest rate derivatives designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2012	2011
Accumulated other comprehensive loss	$316	$(88)

Swaptions

The Company holds swaptions for Rail purchase options on sale leaseback transactions to manage the risk of higher interest rates in the future. The swaptions are recorded at fair value and are marked-to-market each reporting period, with the change recorded in income as interest expense. At December 31, 2012 and 2011, the Company had recorded the following amount for the fair value of the Company's swaptions:

	December 31,
(in thousands)	2012	2011
Swaptions included in other assets	$—	$19

The losses included in the Company's Consolidated Statements of Income and the line item in which they are located for swaptions are as follows:

	December 31,
(in thousands)	2012	2011
Interest expense	$(19)	$(328)

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
The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2012	2011	2010
Net income attributable to The Andersons, Inc.	$79,480	$95,106	$64,662
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	389	369	204
Earnings available to common shareholders	$79,091	$94,737	$64,458
Earnings per share – basic:
Weighted average shares outstanding – basic	18,523	18,457	18,356
Earnings per common share – basic	$4.27	$5.13	$3.51
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,523	18,457	18,356
Effect of dilutive awards	170	162	151
Weighted average shares outstanding – diluted	18,693	18,619	18,507
Earnings per common share – diluted	$4.23	$5.09	$3.48
There were no antidilutive stock-based awards outstanding at December 31, 2012, 2011 or 2010.

6. Employee Benefit Plans

The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $8.8 million in 2012, $7.8 million in 2011 and $5.3 million in 2010. The Company also provides certain health insurance benefits to employees as well as retirees.

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

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share for most retirees.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2012	2011	2012	2011
Benefit obligation at beginning of year	$109,976	$90,603	$31,558	$24,593
Service cost	—	—	752	555
Interest cost	4,496	4,578	1,319	1,285
Actuarial losses	5,560	16,363	2,969	6,020
Participant contributions	—	—	487	478
Retiree drug subsidy received	—	—	168	202
Benefits paid	(2,142)	(1,568)	(1,199)	(1,575)
Benefit obligation at end of year	$117,890	$109,976	$36,054	$31,558

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$87,605	$84,097	$—	$—
Actual gains (loss) on plan assets	11,178	(91)	—	—
Company contributions	3,216	5,167	712	1,097
Participant contributions	—	—	487	478
Benefits paid	(2,142)	(1,568)	(1,199)	(1,575)
Fair value of plan assets at end of year	$99,857	$87,605	$—	$—

Funded status of plans at end of year	$(18,033)	$(22,371)	$(36,054)	$(31,558)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2012 and 2011 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Accrued expenses	$(202)	$(213)	$(1,241)	$(1,211)
Employee benefit plan obligations	(17,831)	(22,158)	(34,813)	(30,347)
Net amount recognized	$(18,033)	$(22,371)	$(36,054)	$(31,558)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2012:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$60,912	$—	$15,880	$(2,527)
Amounts arising during the period	526	—	2,969	—
Amounts recognized as a component of net periodic benefit cost	(1,497)	—	(1,279)	543
Balance at end of year	$59,941	$—	$17,570	$(1,984)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(543)	$(543)
Net actuarial loss	1,569	1,437	3,006

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2012	2011
Projected benefit obligation	$117,890	$109,976
Accumulated benefit obligation	$117,890	$109,976

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2013	$4,242	$1,393	$(152)
2014	4,601	1,482	(173)
2015	5,389	1,571	(194)
2016	5,590	1,659	(220)
2017	6,217	1,754	(248)
2018-2022	33,406	10,217	(1,774)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$1,614	$752	$555	$465
Interest cost	4,496	4,578	4,339	1,319	1,285	1,213
Expected return on plan assets	(6,145)	(6,236)	(5,451)	(543)	(543)	(511)
Recognized net actuarial loss	1,497	940	1,817	1,280	901	691
Benefit cost (income)	$(152)	$(718)	$2,319	$2,808	$2,198	$1,858

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	3.8%	4.3%	5.2%	3.9%	4.3%	5.3%
Rate of compensation increases	N/A	N/A	3.5%	—	—	—
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	4.3%	5.2%	5.7%	4.3%	5.3%	5.8%
Expected long-term return on plan assets	7.25%	7.75%	8%	—	—	—
Rate of compensation increases	N/A	3.5%	3.5%	—	—	—

(a)
In 2012, 2011 and 2010, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 2.10%, 3.20% and 4.20% in 2012, 2011 and 2010, respectively.

(b)
In 2012, 2011 and 2010, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 3.20%, 4.20% and 6.00% in 2012, 2011 and 2010, respectively.

The discount rate is calculated based on projecting future cash flows and aligning each year's cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.

The expected long-term return on plan assets was determined based on the current asset allocation and historical results from plan inception. The expected long-term rate of return on plan assets' balances earning the best rate of return while maintaining risk at acceptable levels and is disclosed in the Plan Assets section of this Note. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2012	2011
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2012	$(18)	$16
Effect on postretirement benefit obligation as of December 31, 2012	(133)	117

Plan Assets

The Company's pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2012	2011
Equity securities	54%	57%
Fixed income securities	45%	41%
Cash and equivalents	1%	2%
	100%	100%

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

The investment policy and strategy for the assets of the Company's funded defined benefit plan includes the following objectives:

•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.

Risks of investing are managed through asset allocation and diversification. Investments are given extensive due diligence by an impartial third party investment firm. All investments are monitored and re-assessed by the Company's pension committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds and institutional portfolios investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to reduce risk and volatility, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction does not apply to mutual funds or institutional investment portfolios. No securities are purchased on margin, nor are any derivatives used to create leverage. The overall expected long-term rate of return is determined by using long-term historical returns for equity and fixed income securities in proportion to their weight in the investment portfolio.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security
Equity based	30%	70%	<5%
Fixed income based	20%	70%	<5%
Cash and equivalents	1%	5%	<5%
Alternative investments	—%	20%	<5%
The following table presents the fair value of the assets (by asset category) in the Company's defined benefit pension plan at December 31, 2012 and 2011:

(in thousands)	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$12,909	$—	$—	$12,909
Money market fund	—	779	—	779
Equity funds	—	40,807	—	40,807
Fixed income funds	—	45,362	—	45,362
Total	$12,909	$86,948	$—	$99,857

(in thousands)	December 31, 2011
Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$10,773	$—	$—	$10,773
Money market fund	—	1,659	—	1,659
Equity funds	—	39,573	—	39,573
Fixed income funds	—	35,600	—	35,600
Total	$10,773	$76,832	$—	$87,605

There is no equity or debt of the Company included in the assets of the defined benefit plan.
Cash Flows

The Company expects to make contributions to the defined benefit pension plan of up to $3.0 million in 2013. The Company reserves the right to contribute more or less than this amount. For the year ended December 31, 2012, the Company contributed $3.0 million to the defined benefit pension plan.

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group, LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one of which is consolidated and three of which are investments accounted for under the equity method, and also has various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributable to an operating segment.

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

	Year ended December 31,
(in thousands)	2012	2011	2010
Revenues from external customers
Grain	$3,293,632	$2,849,358	$1,936,813
Ethanol	742,929	641,546	468,639
Plant Nutrient	797,033	690,631	619,330
Rail	156,426	107,459	94,816
Turf & Specialty	131,026	129,716	123,549
Retail	150,964	157,621	150,644
Other	—	—	—
Total	$5,272,010	$4,576,331	$3,393,791

	Year ended December 31,
(in thousands)	2012	2011	2010
Inter-segment sales
Grain	$409	$2	$3
Ethanol	—	—	—
Plant Nutrient	16,135	16,527	13,517
Rail	622	593	637
Turf & Specialty	2,350	2,062	1,636
Retail	—	—	—
Other	—	—	—
Total	$19,516	$19,184	$15,793

	Year ended December 31,
(in thousands)	2012	2011	2010
Interest expense (income)
Grain	$12,174	$13,277	$6,686
Ethanol	759	1,048	1,629
Plant Nutrient	2,832	3,517	3,901
Rail	4,807	5,677	4,928
Turf & Specialty	1,233	1,381	1,604
Retail	776	899	1,039
Other	(426)	(543)	78
Total	$22,155	$25,256	$19,865

	Year ended December 31,
(in thousands)	2012	2011	2010
Equity in earnings (loss) of affiliates
Grain	$29,080	$23,748	$15,648
Ethanol	(12,598)	17,715	10,351
Plant Nutrient	5	(13)	8
Rail	—	—	—
Turf & Specialty	—	—	—
Retail	—	—	—
Other	—	—	—
Total	$16,487	$41,450	$26,007

	Year ended December 31,
(in thousands)	2012	2011	2010
Other income, net
Grain	$2,548	$2,462	$2,557
Ethanol	53	159	176
Plant Nutrient	1,917	704	1,298
Rail	7,136	2,866	4,502
Turf & Specialty	784	880	1,335
Retail	554	638	608
Other	1,733	213	1,176
Total	$14,725	$7,922	$11,652

	Year ended December 31,
(in thousands)	2012	2011	2010
Income (loss) before income taxes
Grain	$63,597	$87,288	$64,374
Ethanol	(3,720)	23,344	17,013
Plant Nutrient	39,254	38,267	30,062
Rail	42,841	9,778	107
Turf & Specialty	2,216	2,000	3,443
Retail	(3,951)	(1,520)	(2,534)
Other	(16,189)	(12,998)	(8,541)
Noncontrolling interests	(3,915)	1,719	219
Total	$120,133	$147,878	$104,143

	Year ended December 31,
(in thousands)	2012	2011	2010
Identifiable assets
Grain (a)	$1,104,937	$883,395	$978,273
Ethanol (a)	206,975	148,975	121,207
Plant Nutrient (a)	230,029	240,543	208,548
Rail	289,467	246,188	196,149
Turf & Specialty (a)	82,683	69,487	62,643
Retail	51,772	52,018	52,430
Other (b)	216,441	93,517	80,140
Total	$2,182,304	$1,734,123	$1,699,390
(a) See Note 12. Business Acquisitions
(b) Change driven by increase in cash and cash equivalents and capitalized software

	Year ended December 31,
(in thousands)	2012	2011	2010
Capital expenditures
Grain	$30,178	$24,284	$10,343
Ethanol	1,966	—	—
Plant Nutrient	18,038	13,296	7,631
Rail	3,896	1,478	927
Turf & Specialty	5,043	2,089	2,237
Retail	2,794	1,230	8,827
Other	7,102	1,785	932
Total	$69,017	$44,162	$30,897

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash invested in affiliates
Ethanol	$—	$—	$395
Plant Nutrient	—	21	—
Other	—	100	—
Total	$—	$121	$395

	Year ended December 31,
(in thousands)	2012	2011	2010
Acquisition of businesses, net of cash acquired
Grain	$116,888	$—	$39,293
Ethanol	77,400	—	—
Plant Nutrient	15,286	2,365	—
Turf & Specialty	10,683	$—	$—
Total	$220,257	$2,365	$39,293

	Year ended December 31,
(in thousands)	2012	2011	2010
Depreciation and amortization
Grain	$9,554	$9,625	$7,580
Ethanol (c)	5,003	382	371
Plant Nutrient	12,014	9,913	10,225
Rail	15,929	14,780	15,107
Turf & Specialty	2,117	1,801	2,032
Retail	3,002	2,770	2,400
Other	1,358	1,566	1,198
Total	$48,977	$40,837	$38,913
(c) Increase driven by acquisition of TADE in May 2012

Grain sales for export to foreign markets amounted to $261.8 million, $164.8 million and $267.3 million in 2012, 2011 and 2010, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $10.6 million, $13.3 million and $9.1 million in 2012, 2011 and 2010, respectively. The net book value of the leased railcars in Canada for the years ended December 31, 2012 and 2011 was $38.5 million and $29.0 million, respectively. Lease revenue on railcars in Mexico totaled $0.4 million in 2012, $0.4 million in 2011 and $0.3 million in 2010.

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method ("the unconsolidated ethanol LLCs"). The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.

In January 2003, the Company became a minority investor in LTG, which focuses on grain merchandising as well as trading related to the energy and biofuels industry. Although the Company holds a slight majority of the outstanding shares, all major operating decisions of LTG are made by LTG's Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the operating agreement between LTG and its owners, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method. The Company sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.

In 2005, the Company became a minority investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-products distillers dried grains (“DDG”) and corn oil at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company is separately compensated for all such services except corn oil marketing. The Company also leases its Albion, Michigan grain facility to TAAE. While the Company holds 50% of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

In 2006, the Company became a minority investor in The Andersons Clymers Ethanol LLC (“TACE”). TACE is also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Clymers, Indiana. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Clymers, Indiana grain facility to TACE.

In 2006, the Company became a minority investor in The Andersons Marathon Ethanol LLC (“TAME”). TAME is also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company, of which a third party owns 34% of the shares. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services for which it is separately compensated. In 2009 TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest.

The Company has marketing agreements with the three unconsolidated ethanol LLCs under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases all of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2012, 2011 and 2010, revenues recognized for the sale of ethanol purchased from related parties were $683.1 million, $678.8 million and $482.6 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2012, 2011 and 2010, revenues recognized for the sale of corn under these agreements were $676.3 million, $706.6 million and $445.6 million, respectively. As part of the corn origination agreements, the Company also markets the ethanol DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the customer for DDG sales where the Company has identified the buyer. At December 31, 2012 and 2011, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $9.4 million and $7.8 million, respectively, of which only $3,800 and $3,000, respectively, was more than thirty days past due. The Company has concluded that the fair value of this guarantee is inconsequential.

The following table presents aggregate summarized financial information of LTG, TAAE, TACE and TAME as they qualified as significant subsidiaries in the aggregate. LTG was the only equity method investment that qualified as a significant subsidiary individually for the years ended December 31, 2012 and 2011.

	December 31,
(in thousands)	2012	2011	2010
Sales	$8,080,741	$6,935,755	$4,707,422
Gross profit	130,241	165,793	133,653
Income from continuing operations	34,161	90,510	59,046
Net income	32,451	87,673	57,691

Current assets	1,266,311	707,400
Non-current assets	326,776	336,554
Current liabilities	1,062,181	514,671
Non-current liabilities	123,991	100,315
Noncontrolling interest	22,745	26,799

The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2012	2011
The Andersons Albion Ethanol LLC	$30,227	$32,829
The Andersons Clymers Ethanol LLC	33,119	40,001
The Andersons Marathon Ethanol LLC	32,996	43,019
Lansing Trade Group, LLC	92,094	81,209
Other	2,472	2,003
Total	$190,908	$199,061
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2012 (direct and indirect)	December 31,
(in thousands)		2012	2011	2010
The Andersons Albion Ethanol LLC	50%	$(497)	$5,285	$3,916
The Andersons Clymers Ethanol LLC	38%	(3,828)	4,341	5,318
The Andersons Marathon Ethanol LLC	50%	(8,273)	8,089	1,117
Lansing Trade Group, LLC	51% *	28,559	23,558	15,133
Other	7%-33%	526	177	523
Total		$16,487	$41,450	$26,007

 *    This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $24.4 million for the year ended December 31, 2012. The balance in retained earnings at December 31, 2012 that represents undistributed earnings of the Company's equity method investments is $58.6 million.

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of December 31, 2012 was $17.2 million.
During the fourth quarter of 2012, the Company discovered that the estimated value of the investment in IANR was overstated by approximately $4.1 million since December 31, 2010 due to the inappropriate valuation of certain receivables held by IANR that are an input into the annual valuation which is prepared by an independent third party and reviewed by the Company. The Company has corrected for this valuation error during the fourth quarter of 2012 and, as of December 31, 2012, the investment in IANR is stated at the correct estimated fair value. The impact of this item on current and previously reported "other comprehensive income", "comprehensive income", and "accumulated other comprehensive income" was determined to be immaterial, and a correction of $4.1 million was made by the Company in the fourth quarter. The adjustment was not considered material to the current or previously reported Consolidated Financial Statements.
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
The Company’s current maximum exposure to loss related to IANR is $21.3 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $4.1 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2012	2011	2010
Sales revenues	$1,031,458	$841,366	$510,142
Service fee revenues (a)	22,165	22,850	21,310
Purchases of product	655,686	636,144	454,314
Lease income (b)	6,995	6,128	5,431
Labor and benefits reimbursement (c)	12,140	10,784	10,760
Other expenses (d)	1,093	192	—
Accounts receivable at December 31 (e)	28,610	14,730	14,991
Accounts payable at December 31 (f)	17,804	24,530	13,930

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs and LTG, for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the years ended December 31, 2012 and 2011 of $3.2 million and $0.6 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the years ended December 31, 2012 and 2011 of $0.3 million and $1.9 million, respectively.

9. Fair Value Measurements

Generally accepted accounting principles define fair value as an exit price and also establish a framework for measuring fair value. An exit price represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs (e.g., a reporting entity's own data).

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

(in thousands)	December 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$78,674	$—	$—	$78,674
Restricted cash	398	—	—	398
Commodity derivatives, net	46,966	23,634	—	70,600
Convertible preferred securities (b)	—	—	17,200	17,200
Other assets and liabilities (a)	7,813	(2,109)	—	5,704
Total	$133,851	$21,525	$17,200	$172,576

(in thousands)	December 31, 2011
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$183	$—	$—	$183
Restricted cash	18,651	—	—	18,651
Commodity derivatives, net	43,503	22,876	2,467	68,846
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	6,224	—	(2,178)	4,046
Total	$68,561	$22,876	$20,649	$112,086

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets

Level 1 commodity derivatives reflect the fair value of the exchanged-traded futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2012			2011
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$(2,178)	$20,360	$2,467	$(2,156)	$15,790	$12,406
Gains (losses) included in earnings:
New contracts	—	—	—	—	—	(48)
Change in market prices	—	—	—	(560)	—	(5,886)
Settled contracts	—	—	—	—	—	(3,175)
Unrealized gains (losses) included in other comprehensive income	—	(3,140)	—	(62)	4,570	—
New contracts entered into	—	—	—	600	—	—
Transfers to level 2	2,178	—	(2,467)	—	—	(1,234)
Transfers from level 2	—	—	—	—	—	404
Asset (liability) at December 31,	$—	$17,220	$—	$(2,178)	$20,360	$2,467

In accordance with ASU 2011-04, the following table summarizes information about the Company's Level 3 fair value measurements as of December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements

				Range
(in thousands)	Fair Value as of 12/31/12	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$16,720	Market Approach	EBITDA Multiples	5.50x	7.00x	6.60x

		Income Approach	Discount Rate	17.5%	17.5%	17.5%

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

Fair Value of Financial Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 31, 2012 and 2011, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2012:
Fixed rate long-term notes payable	$263,745	$279,505	Level 2
Long-term notes payable, non-recourse	785	800	Level 2
Debenture bonds	35,411	37,135	Level 1
	$299,941	$317,440

2011:
Fixed rate long-term notes payable	$179,160	$186,918	Level 2
Long-term notes payable, non-recourse	954	966	Level 2
Debenture bonds	29,483	30,666	Level 1
	$209,597	$218,550
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt

Borrowing Arrangements

The Company maintains a borrowing arrangement with a syndicate of banks, which was amended on December 7, 2011, and provides the Company with $735.0 million (“Line A”) in short-term lines of credit and $115.0 million (“Line B”) in long-term lines of credit. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $30.1 million at December 31, 2012. As of December 31, 2012, $20.0 million in borrowings were outstanding on Line A and $25.0 million in borrowings were outstanding on Line B. Borrowings under the line of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for Line A is December 2014 and September 2015 for Line B. Draw downs that are less than 90 days are recorded net in the Consolidated Statements of Cash Flows.

The Company also has $28.1 million of lines of credit related to The Andersons Denison Ethanol LLC ("TADE"), a consolidated subsidiary. TADE entered into borrowing arrangements with a syndicate of financial institutions upon acquisition of the entity in the second quarter of 2012 which provides a $13.0 million short-term line of credit, a $15.1 million long-term line of credit, and a $12.4 million term loan. TADE had standby letters of credit outstanding of $0.8 million million at December 31, 2012, which reduces the amount available on the lines of credit. As of December 31, 2012, $4.2 million in borrowings were outstanding on the short-term line of credit, $9.4 million in borrowings were outstanding on the long-term line of credit and $12.4 million in borrowings were outstanding on the term loan. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the short-term line of credit is June 1, 2013, January 20, 2022 for the long-term line of credit and January 1, 2017 for the term loan. TADE was in compliance with all financial and non-financial covenants as of December 31, 2012, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company, therefore it is considered non-recourse debt.

The Company drew $55 million on the long-term syndicate line in the second quarter. A portion of this balance was paid down and replaced by a $19.3 million loan with a fixed interest rate of 3.29%, collateralized by rail assets, due in September of 2022. An additional $50 million was drawn on the long-term syndicate line in the fourth quarter to fund an acquisition and was subsequently paid down and replaced by a $55.3 million, 15-year loan with a fixed interest rate of 4.8% which is collateralized by the mortgage on several grain facilities. The long-term portion of the syndicate line can be drawn on and the resulting debt considered long-term when used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The expectation at the time of drawing is that it will be kept open until more permanent replacement debt is established, until other long-term assets are sold, or earnings are generated to pay it down.
The Company’s short-term and long-term debt at December 31, 2012 and December 31, 2011 consisted of the following:

(in thousands)	December 31, 2012	December 31, 2011
Borrowings under short-term line of credit - nonrecourse	$4,219	$—
Borrowings under short-term line of credit - recourse	20,000	71,500
Total borrowings under short-term line of credit	$24,219	$71,500
Current maturities of long -term debt – nonrecourse	$2,496	$157
Current maturities of long-term debt – recourse	12,649	32,051
Total current maturities of long-term debt	$15,145	$32,208
Long-term debt, less current maturities – nonrecourse	$20,067	$797
Long-term debt, less current maturities – recourse	407,176	238,088
Total long-term debt, less current maturities	$427,243	$238,885

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2012	2011	2010
Maximum amount borrowed	$553,400	$601,500	$305,000
Weighted average interest rate	1.96%	2.73%	3.69%

Long-Term Debt

Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2012	2011
Senior note payable, 4.55%, payable at maturity, due 2012	$—	$25,000
Senior note payable, 5.52%, payable at maturity, due 2017	25,000	25,000
Senior note payable, 6.10%, payable at maturity, due 2014	25,000	25,000
Senior note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Senior note payable, 6.78%, payable at maturity, due 2018	41,500	41,500
Note payable, 6.00%, $2 million annually, plus interest, due 2021 (a)	27,833	—
Note payable, 4.76%, payable in increasing amounts ($1.3 million for 2013) plus interest, due 2028 (a)	55,300	—
Note payable, variable rate (2.71% at December 31, 2012), payable in increasing amounts ($1.1 million for 2013) plus interest, due 2023 (a)	24,188	—
Note payable, 3.29%, payable in increasing amounts ($1.2 million for 2013) plus interest, due 2022 (a)	26,533	—
Note payable, variable rate (1.94% at December 31, 2012), payable at maturity, due 2015	25,000	—
Note payable, variable rate (1.46% at December 31, 2012), payable $0.4 million monthly, plus interest, due 2015	12,058	—
Note payable, variable rate (1.71% at December 31, 2012), payable in increasing amounts ($1.0 million for 2013) plus interest, due 2023 (a)	12,815	13,715
Note payable, variable rate (1.02% at December 31, 2012), $0.7 million annually, plus interest, due 2016 (a)	9,450	10,150
Note payable, 8.5%, payable monthly in varying amounts ($0.1 million for 2013) plus interest, due 2016 (a)	1,079	1,160
Industrial development revenue bonds:
Variable rate (2.60% at December 31, 2012), due 2017 (a)	8,408	8,881
Variable rate (2.08% at December 31, 2012), due 2019 (a)	4,650	4,650
Variable rate (2.20% at December 31, 2012), due 2025 (a)	3,100	3,100
Variable rate (1.89% at December 31, 2012), due 2036 (a)	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2014 through 2027	35,411	29,483
	419,825	270,139
Less: current maturities	12,649	32,051
	$407,176	$238,088
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $141.9 million.

Prior to year end, the Company entered into an agreement to extend its $25 million series A-2 senior note set to expire in March 2013 to March 2017. The interest rate will reset to a new rate of 3.72% in March 2013. There were no changes to any of the other series A senior notes. The Company also obtained a $24.2 million, ten-year loan with a fixed interest rate of 2.71% which is collateralized by the mortgage on several grain facilities. The new variable rate, $12.1 million note due in 2015 relates to financing obtained for the phased implementation of an enterprise resource planning system. In addition, a $27.8 million loan was assumed in conjunction with the Green Plains Grain Company asset acquisition (discussed in Note 12).

During the year, the Company issued debenture bonds under a new registration statement. At December 31, 2012, the Company had $7.5 million of five-year term debenture bonds bearing interest at 2.65%, $5.6 million of ten-year term debenture bonds bearing interest at 3.50% and $5.2 million of fifteen-year term debenture bonds bearing interest at 4.50% available for sale under the new registration statement.

The Company's short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:

•	tangible net worth of not less than $300 million

•	current ratio net of hedged inventory of not less than 1.25 to 1

•	debt to capitalization ratio of not more than 70%

•	asset coverage ratio of not more than 75%

•	interest coverage ratio of not less than 2.75 to 1

The Company was in compliance with all covenants at and during the years ended December 31, 2012 and 2011.

The aggregate annual maturities of long-term debt are as follows: 2013 -- $12.6 million; 2014 -- $40.2 million; 2015 -- $104.6 million; 2016 -- $23.0 million; 2017 -- $46.4 million; and $193.0 million thereafter.

Non-Recourse Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2012	2011
Note payable, variable rate (3.71% at December 31, 2012), payable at maturity, due 2022	$9,378	$—
Note payable, variable rate (3.71% at December 31, 2012), payable $3.1 million annually, due 2017	12,400	—
Note payable, 6.37%, payable $24 monthly, due 2014	785	954
	22,563	954
Less: current maturities	2,496	157
	$20,067	$797

The Company's non-recourse debt held by TADE includes separate financial covenants relating solely to the collateralized TADE assets. Triggering one or more of these convenants for a specified period of time could result in the acceleration in amortization of the outstanding debt. The covenants require the following:

•	tangible net worth of not less than $27 million (increasing to $33 million effective December 31, 2013, $36 million effective December 31, 2014 and $40 million effective December 31, 2015)

•	working capital not less than $5.0 million (increasing to $8 million effective December 31, 2013)

•	debt service coverage ratio of not less than 1.25 to 1.00 beginning December 31, 2013

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2013 -- $2.5 million; 2014 -- $3.7 million; 2015 -- $3.1 million; 2016 -- $3.1 million; 2017 -- $0.8 million and $9.4 million thereafter.

Interest paid (including interest on short-term lines of credit) amounted to $21.7 million, $25.2 million and $20.0 million in 2012, 2011 and 2010, respectively.

11. Commitments and Contingencies

Litigation activities
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
In 2011, the Company received a trial verdict in the amount of $3.2 million in a civil suit, for which both the Company and the defendant filed appeals. In the fourth quarter of 2012, the Company received a decision from the appellate court affirming the initial judgment and recognized a gain in other income, net. In January 2013, the full amount was collected in cash.

Railcar leasing activities

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

Many of the Company's leases provide for renewals. The Company also generally holds purchase options for railcars it has sold and leased-back from a financial intermediary, and railcars sold in non-recourse lease transactions. These purchase options are for stated amounts which are determined at the inception of the lease and are intended to approximate the estimated fair value of the applicable railcars at the date for which such purchase options can be exercised.

Lease income from operating leases (with the Company as lessor) to customers (including month to month and per diem leases) and rental expense for railcar operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2012	2011	2010
Rental and service income - operating leases	$77,916	$68,124	$60,700

Rental expense	$11,987	$16,303	$20,023

Lease income recognized under per diem arrangements (described in Note 1) totaled $2.1 million, $2.9 million, and $2.6 million in 2012, 2011 and 2010, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable railcar operating leases are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2013	$59,747	$12,958
2014	45,435	10,310
2015	35,401	9,772
2016	28,070	7,859
2017	18,119	5,316
Future years	22,702	6,238
	$209,474	$52,453

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2012, 2011 and 2010 were $3.8 million, $2.8 million and $2.9 million, respectively.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $7.3 million, $6.3 million and $5.6 million in 2012, 2011 and 2010, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2012 are as follows: 2013 -- $3.8 million; 2014 -- $3.2 million; 2015 -- $2.5 million; 2016 -- $1.3 million; 2017 -- $0.7 million; and $1.7 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol joint ventures. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $1.9 million and $1.8 million, respectively.

12. Business Acquisitions

The Company's acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations. Tangible assets and liabilities and identifiable intangible assets were adjusted to fair values at acquisition date with the remainder of the purchase price, if any, recorded as goodwill. Operating results of these acquisitions are included in the Company's Consolidated Financial Statements from the date of acquisition and are not significant to the Company's consolidated operating results.

2012 Acquisitions

The year-to-date spending on acquisition of businesses, net of cash acquired is $220.3 million.

On December 3, 2012, the Company completed the purchase a majority of the grain and agronomy assets of Green Plains Grain Company ("GPG"), a subsidiary of Green Plains Renewable Energy, Inc. for a purchase price of $120.2 million, which includes a $3.3 million payable to the acquiree that was outstanding as of year end and paid in January 2013. The various facilities located in Iowa and Tennessee have a combined grain storage capacity of more than 32 million bushels and 12,000 tons of nutrient storage.
The purchase price allocation is preliminary, pending completion of the full valuation report; however significant changes are not anticipated. The summarized preliminary purchase price allocation is as follows:

(in thousands)
Accounts receivable	$19,174
Inventory	121,983
Property, plant and equipment	57,963
Intangible assets	7,200
Goodwill	30,206
Commodity derivatives	4,701
Other assets	1,775
Accounts payable	(91,001)
Debt assumed	(29,632)
Other liabilities	(2,136)
Total purchase price	$120,233

The goodwill recognized as a result of the GPG acquisition is $30.2 million, for which the full amount is deductible for tax purposes, and is included in the Grain reportable segment. The goodwill relates to the value of a fully functional business consisting of a successful management team and an experienced and talented work force.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Supplier relationships	$4,300	3 to 5 years
Customer relationships	2,900	10 years
Total identifiable intangible assets	$7,200	6 years *
*weighted average number of years

The above amounts represent the preliminary allocation of purchase price, which will include the allocation to reportable segments, and are subject to revision when appraisals are finalized.

The amounts of the GPG revenue and earnings included in the Consolidated Statements of Income for the year ended December 31, 2012, and the revenue and earnings of GPG had the acquisition date been January 1, 2011 are as follows:

(unaudited, in thousands)	Revenue	Operating Income (Loss)
Actual from 12/3/2012 to 12/31/2012	$40,477	$(785)
Supplemental pro forma from 1/1/2012 - 12/31/2012	566,821	1,632
Combined entity pro forma from 1/1/2012 - 12/31/2012	5,798,354	122,550
Supplemental pro forma from 1/1/2011 - 12/31/2011	585,572	1,430
Combined entity pro forma from 1/1/2011 - 12/31/2011	5,161,903	149,308

On October 30, 2012, the Company completed the purchase of substantially all of the assets of Mt. Pulaski Products for a purchase price of $10.7 million. The operations consist of several corncob processing facilities in central Illinois.
The purchase price allocation is preliminary, pending completion of the full valuation report; however significant changes are not anticipated. The summarized preliminary purchase price allocation is as follows:

(in thousands)
Inventory	$3,757
Intangible assets	1,000
Goodwill	1,985
Property, plant and equipment	3,941
Total purchase price	$10,683
The goodwill recogized as a result of the Mt. Pulaski acquisition is $2.0 million, for which the full amount is deductible for tax purposes, and is included in the Turf & Specialty reportable segment. The goodwill relates to expected synergies from combining operations as well as an assembled workforce.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademark	$300	Indefinite
Customer list	600	10 years
Noncompete agreement	100	7 years
Total identifiable intangible assets	$1,000	10 years *
*weighted average number of years

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
The summarized purchase price allocation is as follows:

(in thousands)
Grain elevator	$14,285
Inventory	10,087
Intangible assets	2,373
Other current assets	962
Property, plant and equipment	49,693
Total purchase price	$77,400
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Lease intangibles	$2,123	10 months to 5 years
Noncompete agreement	250	2 years
Total identifiable intangible assets	$2,373	3 years *
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

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademarks	$1,200	10 years
Customer list	5,500	10 years
Technology	2,100	5 years
Noncompete agreement	800	7 years
Total identifiable intangible assets	$9,600	9 years *
*weighted average number of years

2011 Acquisitions
On October 31, 2011, the Company completed the purchase of Immokalee Farmers Supply, Inc., which serves the specialty vegetable producers in Southwest Florida, for a total purchase price of $3.0 million, which included a $0.6 million payable recorded in other long-term liabilities and is based on future performance of the acquired company.

13. Goodwill and Intangible Assets

The Company has goodwill of $51.5 million recorded in other assets on the Consolidated Balance Sheets. Goodwill includes $35.2 million in the Grain business, $13.6 million in the Plant Nutrient business and $2.7 million in the Turf & Specialty business. Goodwill increased $39.0 million in 2012 due to the acquisitions discussed in Note 12, Business Acquisitions.

Goodwill is tested annually for impairment as of December 31 or whenever events or circumstances change that would indicate that an impairment of goodwill may be present. There have been no goodwill impairment charges historically. In 2010, the reporting units' fair value significantly exceeded its carrying value. In 2011 and 2012, the Company performed qualitative goodwill impairment analyses. In performing this qualitative assessment of goodwill, management considered the following relevant events and circumstances:

•	Macroeconomic conditions including, but not limited to deterioration in general economic conditions, limitation on accessing capital, or other developments in equity and credit markets;

•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity's products or services, or a regulatory or political development;

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

The Company's intangible assets are recorded in other assets on the Consolidated Balance Sheets and are as follows:

(in thousands)	Group	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2012
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,362	$100
Acquired customer list	Plant Nutrient	9,596	2,071	7,525
Acquired customer list	Grain	8,450	717	7,733
Acquired customer list	Turf and Specialty	600	10	590
Acquired non-compete agreement	Plant Nutrient	2,119	1,219	900
Acquired non-compete agreement	Grain	175	81	94
Acquired non-compete agreement	Turf and Specialty	100	2	98
Acquired non-compete agreement	Ethanol	250	84	166
Acquired marketing agreement	Plant Nutrient	1,607	1,029	578
Acquired supply agreement	Plant Nutrient	4,846	1,959	2,887
Supply agreement	Grain	340	—	340
Acquired grower agreement	Grain	300	275	25
Patents and other	Various	1,181	486	695
Trademarks and Technology	Plant Nutrient	3,300	495	2,805
Lease intangible	Ethanol	2,123	1,230	893
Lease intangible	Rail	2,410	1,778	632
		$40,859	$14,798	$26,061
December 31, 2011
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,331	$131
Acquired customer list	Plant Nutrient	4,096	1,098	2,998
Acquired customer list	Grain	1,250	433	817
Acquired non-compete agreement	Plant Nutrient	1,319	847	472
Acquired non-compete agreement	Grain	175	46	129
Acquired marketing agreement	Plant Nutrient	1,607	825	782
Acquired supply agreement	Plant Nutrient	4,846	1,443	3,403
Acquired grower agreement	Grain	300	175	125
Patents and other	Various	943	474	469
Lease intangible	Rail	2,222	1,433	789
		$20,220	$10,105	$10,115

Amortization expense for intangible assets was $4.8 million, $2.8 million and $2.4 million for 2012, 2011 and 2010, respectively. Expected future annual amortization expense is as follows: 2013 -- $5.9 million; 2014 -- $4.3 million; 2015 -- $3.7 million; 2016 -- $3.5 million; and 2017 -- $3.4 million.

14. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2012	2011	2010
Current:
Federal	$23,816	$39,015	$22,288
State and local	3,492	5,603	3,613
Foreign	757	962	1,156
	$28,065	$45,580	$27,057

Deferred:
Federal	$14,808	$5,281	$13,558
State and local	1,982	553	595
Foreign	(287)	(361)	(1,948)
	$16,503	$5,473	$12,205

Total:
Federal	$38,624	$44,296	$35,846
State and local	5,474	6,156	4,208
Foreign	470	601	(792)
	$44,568	$51,053	$39,262

Income before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2012	2011	2010
U.S. income	$119,325	$146,420	$106,184
Foreign	808	1,458	(2,041)
	$120,133	$147,878	$104,143

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(0.8)	(1.6)	(1.1)
Effect of Patient Protection and Affordable Care Act	(0.6)	—	1.4
State and local income taxes, net of related federal taxes	3.0	2.7	2.5
Other, net	0.5	(1.6)	(0.1)
Effective tax rate	37.1%	34.5%	37.7%

Income taxes paid in 2012, 2011 and 2010 were $36.3 million, $48.9 million and $24.8 million, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2012	2011
Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(85,556)	$(72,997)
Prepaid employee benefits	(16,490)	(15,419)
Investments	(23,180)	(23,262)
Other	(6,402)	(3,205)
	(131,628)	(114,883)
Deferred tax assets:
Employee benefits	45,400	42,482
Accounts and notes receivable	1,920	1,909
Inventory	4,800	6,326
Deferred expenses	11,540	16,022
Net operating loss carryforwards	654	1,299
Other	5,038	3,688
Total deferred tax assets	69,352	71,726
Valuation allowance	—	—
	69,352	71,726
Net deferred tax liabilities	$(62,276)	$(43,157)

On December 31, 2012, the Company had $13.2 million in state net operating loss carryforwards that expire from 2017 to 2023. A deferred tax asset of $0.6 million has been recorded with respect to state net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2011, the Company had recorded a $0.6 million deferred tax asset and no valuation allowance with respect to state net operating loss carryforwards.

On December 31, 2012, the Company had $0.4 million in cumulative Canadian net operating losses that expire in 2031. A deferred tax asset of $0.1 million has been recorded with respect to Canadian net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2011 the Company had recorded a deferred tax asset, and no valuation allowance, of $0.7 million with respect to Canadian net operating loss carryforwards.

On December 31, 2012, the Company had recorded a $2.9 million deferred tax asset related to U.S. foreign tax credit carryforwards that expire from 2020 through 2023. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2011, the Company had $2.0 million in U.S. foreign credit carryforwards that expire in 2020 and 2022 and no valuation allowance with respect to the foreign credit carryforwards.

The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. During 2012, there was no cash resulting from the exercise of awards and the tax benefit the Company realized from the exercise of awards was $0.4 million. For 2011, there was no cash resulting from the exercise of awards and the Company realized no tax benefit from the exercise of awards.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by U.S. tax authorities for years before 2009 and is no longer subject to examinations by foreign jurisdictions for years before 2007. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2009.

A reconciliation of the January 1, 2010 to December 31, 2012 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2010	$318
Additions based on tax positions related to the current year	20
Additions based on tax positions related to prior years	474
Reductions as a result of a lapse in statute of limitations	(198)
Balance at December 31, 2010	614

Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	43
Reductions as a result of a lapse in statute of limitations	(22)
Balance at December 31, 2011	635

Additions based on tax positions related to the current year	97
Additions based on tax positions related to prior years	415
Reductions as a result of a lapse in statute of limitations	(101)
Balance at December 31, 2012	$—

The unrecognized tax benefits at December 31, 2012 are associated with positions taken on state income tax returns, and would decrease the Company's effective tax rate if recognized. The Company does not anticipate any significant changes during 2013 in the amount of unrecognized tax benefits.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.1 million accrued for the payment of interest and penalties at December 31, 2012. The net interest and penalties expense for 2012 is $0.1 million benefit, due to the reduction in uncertain tax positions and associated release of previously recorded interest and penalties. The Company had $0.2 million accrued for the payment of interest and penalties at December 31, 2011. The net interest and penalties expense for 2011 was $0.1 million benefit.

15. Stock Compensation Plans

The Company's 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 400,000 of the Company's common shares plus 426,000 common shares that remained available under a prior plan. In 2008, shareholders approved an additional 500,000 of the Company's common shares to be available under the LT Plan. As of December 31, 2012, approximately 409,000 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $4.0 million, $4.1 million and $2.6 million in 2012, 2011 and 2010, respectively.

Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options

Beginning in 2006, the Company discontinued granting options to directors and management and instead began granting SOSARs. SOSARs granted to directors and management personnel under the LT Plan beginning in 2008 have a term of five years and have three year graded vesting. The SOSARs granted in 2006 and 2007 have a term of five years and vest after three years. SOSARs granted under the LT Plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. The related compensation expense is recognized on a straight-line basis over the service period.

Beginning in 2011, the Company replaced the SOSAR equity awards with full value Restricted Stock Awards (“RSAs”). No SOSAR equity awards were granted in 2011 or 2012.

The fair value for SOSARs granted in previous years was estimated at the date of grant, using a Black-Scholes option pricing model with the weighted average assumptions listed below. Volatility was estimated based on the historical volatility of the Company's common shares over the past five years. The average expected life was based on the contractual term of the award and expected employee exercise and post-vesting employment termination trends. The risk-free rate is based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

	2012	2011	2010
Risk free interest rate	—%	—%	1.96%
Dividend yield	—%	—%	1.10%
Volatility factor of the expected market price of the Company's common shares	—	—	0.56
Expected life for the options (in years)	—	—	4.10

A reconciliation of the number of SOSARs outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2012, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options & SOSARs outstanding at January 1, 2012	503	$31.56
SOSARs granted	—	—
Options exercised	(188)	36.45
Options & SOSARs cancelled / forfeited	—	—
Options and SOSARs outstanding at December 31, 2012	315	$28.65	1.24	$4,789
Vested and expected to vest at December 31, 2012	315	$28.65	1.23	$4,785
Options exercisable at December 31, 2012	275	$28.06	1.10	$4,384

	Year ended December 31,
(in thousands)	2012	2011	2010
Total intrinsic value of options exercised	$1,937	$3,817	$2,724
Total fair value of shares vested	$818	$816	$3,084
Weighted average fair value of options granted	$—	$—	$13.75

As of December 31, 2012, there was no unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan.

Restricted Stock Awards

The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares vest over a period of three years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period. In 2012, there were 69,232 shares issued to members of management and directors.

A summary of the status of the Company's nonvested restricted shares as of December 31, 2012, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at January 1, 2012	93	$33.54
Granted	69	43.49
Vested	(40)	21.61
Forfeited	(2)	41.80
Nonvested restricted shares at December 31, 2012	120	$43.23

	Year ended December 31,
	2012	2011	2010
Total fair value of shares vested (000's)	$590	$1,367	$566
Weighted average fair value of restricted shares granted	$43.49	$47.80	$32.75

As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Performance Share Units (“PSUs”)

The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a three calendar year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2012 there were 96,464 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2010, 2011 and 2012 at 100%, 100%, and 10%, respectively, of the maximum amount available for issuance.

PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2012, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	165	$32.73
Granted	97	43.49
Vested	(22)	11.97
Forfeited	(36)	14.95
Nonvested at December 31, 2012	204	$43.21

	Year ended December 31,
	2012	2011	2010
Weighted average fair value of PSUs granted	$43.49	$47.80	$32.69

As of December 31, 2012, there was $1.5 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 228,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

The fair value of the option component of the ESP Plan is estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions for the appropriate year. Expected volatility was estimated based on the historical volatility of the Company's common shares over the past year. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury issues with a one year term. Forfeitures are estimated at the date of grant based on historical experience.

	2012	2011	2010
Risk free interest rate	0.11%	0.27%	0.47%
Dividend yield	1.37%	1.21%	1.1%
Volatility factor of the expected market price of the common shares	0.41	0.34	0.54
Expected life for the options (in years)	1.00	1.00	1.00

16. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2012 and 2011:

(in thousands, except for per common share data)
Quarter Ended	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share-basic	Earnings per share-diluted
2012
March 31	$1,137,133	$85,870	$18,407	$0.99	$0.98
June 30	1,315,834	102,650	29,199	1.57	1.56
September 30	1,138,402	78,316	16,884	0.91	0.90
December 31	1,680,641	91,169	14,990	0.80	0.80
Year	$5,272,010	$358,005	$79,480	4.27	4.23

2011
March 31	$1,001,674	$78,685	$17,266	$0.93	$0.93
June 30	1,338,167	122,772	45,218	2.44	2.42
September 30	938,660	64,964	10,925	0.59	0.59
December 31	1,297,830	86,431	21,697	1.17	1.17
Year	$4,576,331	$352,852	$95,106	5.13	5.09

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

LANSING TRADE GROUP, LLC
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
Overland Park, Kansas

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, members' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1, the Company revised its 2011 consolidated balance sheet and its 2011 and 2010 consolidated statements of members' equity to comply with guidance in Accounting Standards Codification 480-10-S99 related to its redeemable membership interests. This guidance is applicable to non-public companies whose financial statements are required to be included in filings required under the Act of the Securities and Exchange Commission (SEC). The Company's financial statements previously have not been required to be included in any SEC filings. Our opinion is not modified with respect to this matter.

Crowe Chizek LLP

Elkhart, Indiana
February 25, 2013

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011 (As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$25,881,609	$22,582,861
Margin deposits, net	18,374,760	15,804,569
Accounts receivable (net of allowance for doubtful accounts of $20,964,895 and $19,838,684 at December 31, 2012 and 2011)	489,735,363	275,582,033
Commodity derivative assets - current	147,967,134	83,845,320
Inventories	464,801,277	176,025,919
Other current assets	3,767,744	3,288,041
Total current assets	1,150,527,887	577,128,743

Property and equipment:
Grain facilities assets	73,184,476	50,229,574
Machinery and equipment	6,503,805	4,420,471
Office furniture and computer software and equipment	7,913,793	7,998,701
	87,602,074	62,648,746
Accumulated depreciation	(24,060,193)	(17,351,069)
	63,541,881	45,297,677
Other assets:
Commodity derivative assets - long-term	504,859	1,351,606
Investments at equity	6,222,618	1,171,364
Goodwill	14,893,476	14,893,476
Other intangibles, net	13,975,834	16,045,838
Related party notes receivable	9,828,290	10,000,000
Other assets	389,851	443,651
Total assets	$1,259,884,696	$666,332,355

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Continued)

	2012	2011 (As Revised)
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$476,674,710	$66,394,552
Accounts payable	449,404,938	329,120,354
Commodity derivative liabilities - current	94,081,854	73,497,771
Deferred income taxes	1,856,715	1,423,824
Other current liabilities	11,744,057	8,371,238
Total current liabilities	1,033,762,274	478,807,739

Commodity derivative liabilities - long-term	361,812	353,024
Long-term debt	37,381,288	19,483,318
Deferred income taxes	5,531,038	6,340,461
Other long-term liabilities	215,637	98,956
Total liabilities	1,077,252,049	505,083,498

Members' equity subject to possible redemption	100,795,660	72,828,926

Members' equity	59,118,270	61,727,879
Accumulated other comprehensive loss	(26,515)	(106,881)
Total members' equity of Lansing Trade Group, LLC	59,091,755	61,620,998
Noncontrolling interests	22,745,232	26,798,933
Total members' equity	81,836,987	88,419,931
Total liabilities and members' equity	$1,259,884,696	$666,332,355

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Sales	$7,158,410,242	$5,994,532,576	$4,066,265,800
Cost of goods sold	7,011,009,810	5,879,367,601	3,973,581,488
Gross margin	147,400,432	115,164,975	92,684,312
Other operating income	17,831,647	20,538,747	5,236,342
Income before operating expenses	165,232,079	135,703,722	97,920,654
Operating, administrative and general expenses	96,058,800	77,434,060	59,988,626
Interest expense	9,973,929	7,404,854	5,937,242
Other income:
Equity in earnings of affiliates	51,254	189,331	253,036
Other income - net	2,361,865	1,025,586	2,512,697
Net income before income taxes	61,612,469	52,079,725	34,760,519
Income tax provision	1,709,928	2,837,106	1,355,012
Net income	59,902,541	49,242,619	33,405,507
Net income attributable to noncontrolling interests	3,631,081	3,406,379	4,254,126
Net income attributable to Lansing Trade Group, LLC	$56,271,460	$45,836,240	$29,151,381

Other comprehensive income:
Foreign currency translation adjustment	$80,366	$35,653	$48,317
Comprehensive income attributable to Lansing Trade Group, LLC	$56,351,826	$45,871,893	$29,199,698

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010

	Members' Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances at January 1, 2010 (As Reported)	$88,892,425	$(190,851)	$25,058,555	$113,760,129
Cumulative impact of change in the application of accounting principle	(57,204,598)	—	—	(57,204,598)
Balances at January 1, 2010 (As Revised)	$31,687,827	$(190,851)	$25,058,555	$56,555,531
Net income	29,151,381	—	4,254,126	33,405,507
Contributions	2,334,177	—	—	2,334,177
Redemptions	(3,553,753)	—	(18,903)	(3,572,656)
Distributions	(9,085,235)	—	—	(9,085,235)
Collateralized member receivables	613,146	—	—	613,146
Grants to employees	227,124	—	—	227,124
Amortization of restricted membership units	2,454,598	—	—	2,454,598
Fair value of noncontrolling interests acquired	—	—	2,000,000	2,000,000
Foreign currency translation adjustments	—	48,317	—	48,317
Change in members' equity subject to possible redemption	7,191,866	—	—	7,191,866
Balances at December 31, 2010 (As Revised)	61,021,131	(142,534)	31,293,778	92,172,375
Net income	45,836,240	—	3,406,379	49,242,619
Contributions	519,675	—	3,000,000	3,519,675
Redemptions	(2,544,098)	—	(10,819,172)	(13,363,270)
Distributions	(24,552,438)	—	(82,052)	(24,634,490)
Collateralized member receivables	75,000	—	—	75,000
Grants to employees	16,848	—	—	16,848
Amortization of restricted membership units	5,162,722	—	—	5,162,722
Acquisition related reduction	(991,007)	—	—	(991,007)
Foreign currency translation adjustments	—	35,653	—	35,653
Change in members' equity subject to possible redemption	(22,816,194)	—	—	(22,816,194)
Balances at December 31, 2011 (As Revised)	61,727,879	(106,881)	26,798,933	88,419,931
Net income	56,271,460	—	3,631,081	59,902,541
Contributions	7,200,205	—	1,250,000	8,450,205
Redemptions	(9,511,545)	—	(2,011,337)	(11,522,882)
Distributions	(35,404,209)	—	(6,923,445)	(42,327,654)
Collateralized member receivables	75,000	—	—	75,000
Amortization of restricted membership units	6,351,257	—	—	6,351,257
Acquisition related reduction	374,957	—	—	374,957
Foreign currency translation adjustments	—	80,366	—	80,366
Change in members' equity subject to possible redemption	(27,966,734)	$—	$—	$(27,966,734)
Balances at December 31, 2012	$59,118,270	$(26,515)	$22,745,232	$81,836,987

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Operating activities
Net income	$59,902,541	$49,242,619	$33,405,507
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,830,610	7,292,669	5,593,182
Income from equity investments	(51,254)	(189,331)	(253,036)
Net (gain) loss on sale of investments and property	(720,841)	3,101	(699,650)
Deferred debt financing and discount accretion costs amortization	817,398	1,374,714	1,402,702
Provision for bad debts	6,917,348	5,964,246	3,686,533
Amortization of deferred compensation plans	6,467,938	5,278,526	2,681,722
Change in deferred income taxes	(376,532)	(566,173)	(172,401)
Changes in assets and liabilities:
Margin deposits	8,893,883	78,970,680	(106,622,690)
Accounts receivable	(220,296,295)	(61,898,310)	(28,486,987)
Inventories	(288,775,358)	(12,723,294)	(47,664,367)
Derivative assets and liabilities	(54,146,270)	28,693,767	(1,860,383)
Accounts payable	121,362,250	100,413,852	28,411,052
Other assets and liabilities	1,536,796	(2,715,981)	1,970,215
Net cash (used in) provided by operating activities	(349,637,786)	199,141,085	(108,608,601)

Investing activities
Payments for asset purchase acquisitions	—	—	(7,340,103)
Payments for equity interest in consolidated subsidiaries	(2,502,709)	(9,175,567)	—
Proceeds from sale of equity investment	—	—	3,150,000
Payments for equity interests in unconsolidated subsidiaries	(5,000,000)	—	(533,857)
Payments for property and equipment	(23,743,066)	(13,570,781)	(8,379,084)
Issuance of related party note receivable	—	—	(10,000,000)
Principal payments received on related party note receivable	171,710	—	—
Net cash used in investing activities	(31,074,065)	(22,746,348)	(23,103,044)

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(Continued)

	2012	2011	2010
Financing activities
Capital contributions by members	7,200,205	519,675	2,334,177
Redemption of membership interests	(6,089,039)	(2,544,098)	(3,442,059)
Distributions to members	(35,404,209)	(24,552,438)	(9,085,235)
Capital contribution by noncontrolling interest	—	3,000,000	—
Redemption of noncontrolling interest	(211,337)	—	—
Distributions to noncontrolling interest	(6,923,445)	(82,052)	(18,903)
Borrowings on lines of credit	1,874,374,433	1,332,179,966	1,146,981,414
Principal payments on lines of credit	(1,497,907,433)	(1,441,298,985)	(1,043,805,808)
Borrowings on inventory repurchase agreements	70,252,250	8,452,500	86,542,863
Principal payments on inventory repurchase agreements	(70,252,250)	(29,193,750)	(65,801,613)
Borrowings on structured trade finance agreements	219,774,252	—	—
Principal payments on structured trade finance agreements	(187,628,252)	—	—
Borrowings on other long-term debt	20,487,500	—	14,250,000
Principal payments on other long-term debt	(3,252,111)	(3,370,859)	(2,124,389)
Cash paid for deferred debt issuance costs	(401,743)	(1,650,464)	(888,550)
Net cash provided by (used in) financing activities	384,018,821	(158,540,505)	124,941,897

Effect of exchange rate on cash	(8,222)	(17,018)	25,592
Net change in cash and cash equivalents	3,298,748	17,837,214	(6,744,156)
Cash and cash equivalents at beginning of year	22,582,861	4,745,647	11,489,803
Cash and cash equivalents at end of year	$25,881,609	$22,582,861	$4,745,647

Supplemental disclosure of cash flow information
Cash paid for interest	$8,151,206	$7,034,326	$4,742,891
Cash paid for income taxes	2,487,164	4,187,388	923,432

Supplemental disclosures on non-cash investing and financing activities
Non-cash Restricted Membership Unit plan amortization	$6,351,257	$5,162,722	$2,454,598
Non-cash contributions from noncontrolling interests	1,250,000	—	2,000,000
Non-cash redemptions of membership interests	(3,422,506)	—	(111,694)
See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

NOTE 1 - NATURE OF BUSINESS AND STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: These consolidated financial statements include the accounts of Lansing Trade Group, LLC and its wholly owned and controlled domestic and foreign subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

Operations: Lansing Trade Group, LLC is a merchandising company primarily involved in the trading and distribution of grain, grain products, fuels and other agricultural raw material commodities. The Company is organized in the State of Delaware and has a perpetual term. Each member's liability is limited to its capital contribution. A Board of Managers governs the Company pursuant to the limited liability company agreement. As a limited liability company, the Company combines many of the limited liability, governance and management characteristics of a corporation with the pass-through income features of a partnership. The Company has operations in various states throughout the U.S. and in foreign locations primarily in Canada and Switzerland.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in preparing financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most notable estimates included in the financial statements involve the valuation of unrealized gains and losses on open derivative contracts; valuation of inventory; valuation of goodwill and intangibles; valuation of accounts receivable and realization of derivative contract gains.

Derivative Presentation: The Company presents its derivative gains and losses and related cash collateral amounts paid or received on a net basis in situations where a master netting agreement exits.

Fair Value of Financial Instruments: The carrying amounts recorded in the Company's Consolidated Balance Sheets for accounts and notes receivable, accounts payable and debt at December 31, 2012 and 2011 approximate their fair values based on the current interest rate environment and terms of the instruments. The Company records derivatives in its consolidated financial statements at fair value.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments that mature within 90 days or less. The Company maintains its cash in various bank accounts, which at times, may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts: The majority of the Company's receivables are from other agribusinesses and companies in the petroleum business. The Company accounts for receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not typically accrue interest on any of its receivables.

The allowance for doubtful accounts is determined by management based on the Company's historical losses, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and records an allowance for specific customers based on current circumstances and charges off the receivable against the allowance when all reasonable attempts to collect the receivable have failed.

Allowance for doubtful accounts receivable - year ended December 31,	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2012	$19,838,684	$6,917,348	$5,791,137	$20,964,895
2011	14,538,342	5,964,246	663,904	19,838,684
2010	20,408,825	3,686,533	9,557,016	14,538,342

Margin Deposits: Margin accounts represent uninsured deposits with brokers and counterparties, unrealized gains and losses on regulated futures and options contracts, exchange-cleared swaps, over-the-counter (“OTC”) swaps and foreign exchange forward rate agreements. The fair value of these financial instruments is presented in the accompanying consolidated financial statements on a net-by-counterparty basis. The Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

The net position is recorded within margin deposits or other accounts payable depending on whether the net amount is an asset or liability.

	2012	2011
Cash deposits paid	$12,776,756	$10,735,785
Cash deposits received	(23,583,472)	(12,648,618)
Net unrealized gain on derivatives	29,181,476	17,717,402
	$18,374,760	$15,804,569

Inventories: Grain and feed ingredient inventories are stated at estimated market value less cost of disposal. Ethanol inventories are stated at cost determined by the first-in, first-out method, which approximates market value less cost of disposal. All other significant inventories are valued at the lower of weighted average cost or market.

Property and Equipment and Depreciation: Property and equipment are recorded at cost. Expenditures that significantly extend the lives of assets and major improvements are capitalized. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of the respective assets.

Goodwill and Other Intangible Assets: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment at least annually.

Members' Equity Subject to Possible Redemption and Related Revision of the December 31, 2011 Consolidated Balance Sheet and the December 31, 2011 and 2010 Consolidated Statements of Members' Equity: ASC 480, Distinguishing Liabilities from Equity, requires the redemption value of the portion of members' equity with redemption features that are not solely within the control of the Company to be stated separately from permanent members' equity. The Company's operating agreement requires redemption under any of the following conditions:

•	Death or disability of a member that is a natural person;

•	Any member's redemption request within a rolling 12-month period limited to $100,000; and

•
For members owning units with a redemption value over $200,000, any redemption request that would not cause the Company to breach any of its financial covenants with its lenders or would not otherwise imperil the financial condition of the Company at the discretion of the Board of Managers over a series of separate redemption notices.

The redemption price of a membership unit is defined by the operating agreement and is dependent on the timing and circumstances of the event of withdrawal or sale or transfer of the membership unit. Generally, redemptions are based on an appraised value of the Company as determined by an independent appraiser, typically measured on a going-concern basis by applying the income approach and market approach, and approved by the Board of Managers. Based on the provisions of the operating agreement and membership units outstanding, the redemption value of members' equity subject to possible redemption beyond control of the Company totaled $100,795,660, $72,828,926, and $50,012,732 at December 31, 2012, 2011, and 2010, respectively. This constituted approximately 36%, 37%, and 37% of member units and Restricted Membership Units at December 31, 2012, 2011, and 2010, respectively. Redemptions beyond these amounts, without consideration of the proceeds from life insurance policies disclosed below, would cause the Board of Managers to determine whether the financial condition of the Company would be imperiled. Accordingly, provisions of the operating agreement may be invoked by the Board of Managers at its discretion to limit further redemptions. Actual per unit redemption values likely will differ from those presented herein and will be subject to the applicable redemption value at the date of the redemption.

The Company holds life insurance policies on certain key employees. These policies would fund approximately $90,000,000 of the current potential redemptions incurred upon the death of its members.

Beginning in 2012, the Company was considered to be a significant subsidiary under Securities and Exchange Commission (SEC) Regulation S-X, Rule 3-09, Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons, of a registrant member. As such, the Company's financial statements were required to be included in the registrant member's annual Form 10-K filing and to conform to Regulation S-X as to “form and content,” which required the application of ASC 480. Prior to 2012, the Company did not present members' equity whose redemption was outside the Company's control separately from permanent members' equity and has applied retrospectively this guidance to the Consolidated Balance Sheet as of December 31, 2011 and the Consolidated Statements of Members' Equity for the years ended December 31, 2011 and 2010.

The following table presents the effects of the retrospective adoption of ASC 480 to the Company's previously reported Consolidated Balance Sheet as of December 31, 2011:

	December 31, 2011
	As Reported	Adjustments	As Revised
Total current assets	$577,128,743	$—	$577,128,743
Total assets	666,332,355	—	666,332,355
Total current liabilities	478,807,739	—	478,807,739
Total liabilities	505,083,498	—	505,083,498
Members' equity subject to possible redemption	—	72,828,926	72,828,926
Total members' equity of Lansing Trade Group, LLC	134,449,924	(72,828,926)	61,620,998
Noncontrolling interests	26,798,933	—	26,798,933
Total members' equity	161,248,857	(72,828,926)	88,419,931
Total liabilities and members' equity	666,332,355	—	666,332,355

The Consolidated Statements of Members' Equity were revised to present the effect of the retrospective adoption of ASC 480, including a cumulative adjustment to decrease members' equity as of January 1, 2010 by $57,204,598 from the previously reported amount of $88,892,425 to the revised amount of $31,687,827. Members' equity was increased $7,191,866 for the year ended December 31, 2010 with a cumulative adjusting decrease as of December 31, 2010 of $50,012,732. Members' equity was decreased $22,816,194 for the year ended December 31, 2011 with a cumulative adjusting decrease as of December 31, 2011 of $72,828,926.

Foreign Currency Translation: The U.S. dollar (USD) is the functional currency of most of the Company's worldwide operations. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated comprehensive loss in members' equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur.

Revenue Recognition: Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. The Company enters into contractual arrangements to deliver commodities to third-parties at specified dates, prices and delivery points. Prior to delivery, some of these contracts are cancelled by offsetting contracts entered into with the same counterparty with the two contracts being net settled. Net settlement amounts related to cancelled contracts are included in revenue. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and options contracts, and OTC swaps and forward rate agreements are recognized in cost of goods sold immediately.

Income Taxes: Lansing Trade Group, LLC and its subsidiaries, other than Lansing Vermont, Inc. (“LVI”) and certain foreign branches and subsidiaries, are generally not subject to corporate income taxes. Instead, the members of the Company report their proportionate share of the Company's taxable income or loss on their income tax returns. Income tax expense for each period includes taxes currently payable plus the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable.

Reclassification: Certain prior period amounts have been reclassified to conform to current year presentation.

Subsequent Events: Management has performed an analysis of the activities and transactions subsequent to December 31, 2012 to determine the need for any adjustments to and disclosures within the consolidated financial statements for the period ended December 31, 2012. Management has performed their analysis through February 25, 2013, the date the financial statements were available to be issued.

NOTE 2 - ACQUISITIONS

In 2011, the Company completed its acquisition of a feed ingredient trading company pursuant to the stock purchase agreement dated January 4, 2008 and increased its ownership from 61% to 100% for $11,435,222, including a true-up payment of $702,709 remitted in 2012. The Company recorded a $616,050 reduction to members' equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

In September 2010, the Company formed a new joint venture with an affiliate that primarily operates three grain handling facilities in northeastern North Carolina and originates local grain from producers and sells into domestic and export markets. The results of operations of the joint venture since formation are included in the consolidated financial statements of the Company.

At the time of formation, the affiliate contributed two grain elevator facilities, including land, fixed assets, and machinery and equipment, with a fair value of $2,000,000 for a 40% equity interest in the joint venture and the Company contributed $3,000,000 cash for a 60% equity interest in the joint venture. The fair value of both the fixed assets and the noncontrolling interest were determined by applying the income approach and a market approach. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 82, Fair Value Measurements and Disclosures. Key assumptions include (1) a discount rate of 16% and (2) sales of comparable grain elevators throughout the U.S. from 2005 to 2009. In 2012, the affiliate contributed a third grain elevation facility, including land, fixed assets, and machinery and equipment, with a fair value of $1,250,000 and the Company contributed $1,875,000 cash. Following the contribution of the facility and cash, the Company purchased an additional 20% equity interest in the joint venture from the affiliate for $1,800,000, bringing the Company to an 80% equity interest.

In January 2010, the Company paid $2,335,508 for certain receivables, inventory, payables, and forward cash purchase and sales contracts of a Canadian grain merchandiser, which represented the fair value of the assets acquired and liabilities assumed. There were no intangible assets acquired in this transaction.

The allocation of the purchase price for the business combinations are as follows:

	Joint Venture Asset Purchase	Canadian Asset Purchase
Consideration:
Cash paid	$5,005,595	$2,335,508
Noncontrolling interest	2,000,000	—
	$7,005,595	$2,335,508
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$5,930,733	$2,455,239
Equipment and other assets	2,000,000	—
Current liabilities	(925,138)	(119,731)
Fair value of net assets acquired	$7,005,595	$2,335,508

NOTE 3 - INVESTMENTS AT EQUITY

Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting and therefore, carried at cost and adjusted for the Company's proportionate share of their earnings and losses.

In October 2012, the Company invested $5,000,000 for an equity interest of 50% in a newly formed Canadian commodity merchandising joint venture.

In August 2010, the Company invested $533,857 for an equity interest of approximately 18% in a newly formed international commodity merchandiser.

In November 2010, the Company sold its 50% ownership interest in the Midwestern shuttle-loading facility for $3,150,000 and recorded a gain of $717,791 in other income.

The Company's equity method investments are summarized as follows:

	2012	2011
Canadian commodity merchandising joint venture	$5,000,000	$—
Other investments at equity	1,222,618	1,171,364
	$6,222,618	$1,171,364

Following is a summary of financial position and results of operations of the group of investees detailed above, which are similar in nature of operation:

	2012	2011
Current assets	$340,740,892	$299,339,479
Property, plant, and equipment	1,222,910	1,240,957
Other assets	76,645	91,140
	$342,040,447	$300,671,576

Current liabilities	$293,072,170	$261,420,000
Long-term liabilities	31,790,000	32,915,000
Equity	17,178,277	6,336,576
	$342,040,447	$300,671,576

Sales	$1,712,383,000	$1,370,359,000

Net income	$498,701	$2,137,449

NOTE 4 - FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the Company's principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair market values of its readily marketable inventory, derivative contracts, and certain other assets and liabilities based on the fair value hierarchy established in ASC 820-35, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the Company's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The Standard describes three levels within its hierarchy that may be used to measure fair value:

Level 1 Inputs:	Quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 Inputs:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3 Inputs:	Unobservable inputs (e.g., a reporting entity's own data).

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

ASC 820 excludes inventories measured at market value under ASC 905-330, Agriculture, as market value is similar to, but not intended to measure, fair value. Management has included inventories in the table below as ASC 820 encourages disclosure information about measurements similar to fair value, which includes the valuation of inventories. Valuation of the Company's grain and feed ingredients inventories is based on market price less cost of disposal, which management believes analogizes ASC 820 guidance.

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis under ASC 820 at December 31, 2012 and 2011:

	2012
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$27,788,791	$1,392,685	$—	$29,181,476
Readily marketable inventories	—	401,140,752	—	401,140,752
Commodity derivative assets	—	148,471,993	—	148,471,993
Total assets	$27,788,791	$551,005,430	$—	$578,794,221

Liabilities:
Commodity derivative liabilities	—	94,443,666	—	94,443,666
Total liabilities	$—	$94,443,666	$—	$94,443,666

	2011
	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$8,205,528	$9,511,874	$—	$17,717,402
Readily marketable inventories	—	160,705,020	—	160,705,020
Commodity derivative assets	—	85,196,926	—	85,196,926
Total assets	$8,205,528	$255,413,820	$—	$263,619,348

Liabilities:
Commodity derivative liabilities	—	73,850,795	—	73,850,795
Total liabilities	$—	$73,850,795	$—	$73,850,795

Margin deposit assets reflect the fair value of futures and options contracts, exchange-cleared swaps, OTC swap contracts and foreign exchange forward rate agreements that the Company has through regulated, institutional exchanges (e.g., CBOT or NYMEX) and counterparties with master netting arrangements. The regulated futures and options contracts included in margin deposits are valued based on unadjusted quoted prices in active markets and are classified in Level 1. Fair value for exchange-cleared swaps, OTC swap contracts and forward rate agreements is estimated based on exchange-quoted prices and observable quotes and is classified in Level 2.

The Company uses the market approach valuation technique to measure the majority of its assets and liabilities carried at fair value. Estimated fair market values for inventories carried at market less cost of disposal are based on exchange-quoted prices, adjusted for observable quotes for local basis adjustments. In such cases, the inventory is classified in Level 2. Changes in the fair market value of inventories are recognized immediately in earnings as a component of cost of goods sold.

The Company's commodity derivative assets and liabilities that are measured at fair value include forward commodity purchase and sales contracts related primarily to commodities. Fair value for forward commodity purchase and sales contracts is estimated based on exchange-quoted prices as well as observable quotes for local basis adjustments.

When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2. When unobservable inputs have a significant impact on the measurement of fair value, the contract's fair value is classified in Level 3.

NOTE 5 - DERIVATIVES AND HEDGING

The Company hedges its inventory and forward cash purchase and sales contracts to the extent management considers practical. The objective for holding these hedging instruments is to protect the operating revenues and cash flows resulting from market fluctuations. These hedging activities are governed by a Risk Management Policy approved by the Company's Board of Managers. Hedging activities include the use of derivatives as defined by ASC 815, Derivatives and Hedging, in the form of forward contracts, regulated commodity futures and options, exchange-traded OTC contracts, other OTC commodity swaps and forward rate agreements as tools to reduce this risk of loss. The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded futures and OTC products and the cash prices of the underlying commodities and counterparty contract defaults.

The Company believes the derivatives utilized are effective in hedging economic risks of the Company in accordance with its Risk Management Policy, but may not meet the correlation criteria outlined in ASC 815, Derivatives and Hedging. Therefore, all derivatives not considered hedges are recorded at their fair value with the offset being recorded in cost of goods sold.

Risks and Uncertainties for Derivatives: The Company enters into various derivative instruments in the normal course of business. The underlying derivatives are exposed to various risks such as market and counterparty risks. Due to the level of risk associated with the derivatives and the level of uncertainty related to changes in their value, it is at least reasonably possible changes in values will occur in the near term and that such changes could materially affect the results of operations and financial position of the Company.

Commodity Derivatives: To reduce the exposure to market price risk on owned inventories and forward purchase and sale contracts, the Company may enter into regulated commodity futures and options, exchange-traded OTC contracts, and other OTC commodity swaps. The forward contracts are for physical delivery of the commodity in a future period. These forward contracts generally relate to the current or following marketing year for delivery periods quoted by regulated commodity exchanges. The terms of the forward contracts are consistent with industry standards. While the Company considers these contracts to be effective economic hedges, it does not designate or account for them as hedges as defined under current accounting standards. The Company's Risk Management Policy limits the Company's “unhedged” commodity position.

Changes in fair values of these commodity contracts and related inventories are included in cost of goods sold in the Consolidated Statement of Comprehensive Income. The estimated fair value of the regulated commodity futures contracts as well as other exchange-traded contracts is recorded on a net basis (offset against cash collateral posted or received) within margin deposits on the Consolidated Balance Sheet. Management determines fair value based on ASC 820.

The Company also uses futures and options contracts associated with its speculative trading policy. Open positions under the speculative trading policy are held in a non-guaranteed subsidiary and have been recorded at fair value with the offsets being recorded in other operating income.

Quantitative Disclosures: The table below presents the fair value of the Company's commodity derivatives and the Consolidated Balance Sheet line item in which they are located as of December 31, 2012 and 2011:

	2012	2011
Commodity derivative assets - current	$147,967,134	$83,845,320
Commodity derivative assets - long-term	504,859	1,351,606
Commodity derivative liabilities - current	(94,081,854)	(73,497,771)
Commodity derivative liabilities - long-term	(361,812)	(353,024)
Regulated futures and options contracts in margin deposits	27,788,791	8,205,528
Exchange-traded OTC contracts included in margin deposits	980,429	10,416,046
Total estimated fair value of commodity derivatives	$82,797,547	$29,967,705

ASC 815-50 requires the Company to disclose the location and amount of the gains and losses from its derivative instruments reported in the Consolidated Statement of Comprehensive Income. The Company uses various derivative instruments, as described above, as well as non-derivative instruments (i.e., commodity inventory valued at estimated market value less cost of disposal) in its risk management strategies and activities. Substantially all of the Company's sales are the result of physical delivery of commodities against forward cash contracts and substantially all of the Company's cost of goods sold are the result of purchases of commodities on forward cash contracts, gains and losses from all other commodity derivatives along with the change in value of the Company's grain and feed ingredients inventories.

The following table includes the alternative disclosures about gains and losses from activities that include non-designated derivative instruments as well as non-derivative instruments and their reporting in the Consolidated Statements of Comprehensive income:

	2012	2011	2010
Commodity instruments:
Sales	$6,952,571,157	$5,905,521,038	$4,014,801,752
Cost of goods sold	6,813,128,925	5,796,129,557	3,924,689,084
Gross margin	139,442,232	109,391,481	90,112,668
Other operating income	16,578,132	19,048,278	3,915,070

At December 31, 2012 and 2011, the Company had the following gross quantities outstanding on commodity derivative contracts:

	2012	2011	Unit of measure
Commodity:
Corn	523,118,520	340,811,726	bushels
Wheat	119,811,374	114,558,980	bushels
Soybeans	72,801,922	37,501,164	bushels
Dried distillers grain	940,833	646,899	tons
Cottonseed	267,645	259,778	tons
Ethanol	166,980,605	118,129,527	gallons
Natural gas	1,730,000	869,232	MMBtu
Crude oil	122,957,912	2,212,883	gallons
Propane	1,932,000	4,545	gallons
Forward freight agreements	90	115	days
Other	711,602	1,736,505	metric tons

Foreign Currency Derivatives: The Company uses foreign exchange forward rate agreements in certain operations to mitigate the risk from exchange rate fluctuations in connection with anticipated transactions denominated in foreign currencies. The fair value of the Company's foreign exchange forward rate agreements was a net gain of $412,256 and a net loss of $904,172 at December 31, 2012 and 2011, respectively, and was included in margin deposits.

At December 31, 2012, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 39,349,234. At December 31, 2011, the Company had

entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 15,977,981 and net Swiss francs purchases of $CHF 395,321. The Company considers the functional currency of its U.S. operations the U.S. dollar. Accordingly, unrealized gains and losses on open contracts are charged to current cost of goods sold.

NOTE 6 - INVENTORIES

Grain and feed ingredients inventories stated at estimated market value less cost of disposal at December 31, 2012 and 2011 consist of the following:

	2012	2011
Corn	$100,157,784	$60,375,929
Soybeans	145,117,894	23,768,740
Wheat	115,907,529	50,121,626
Dried distillers grain	14,679,615	2,682,981
Cottonseed	11,784,264	8,762,609
Soybean oil	11,044,392	13,999,560
Other inventories	2,449,274	993,575
	$401,140,752	$160,705,020

Inventories stated at the lower of cost or market at December 31, 2012 and 2011 consist of the following:

	2012	2011
Ethanol	$47,449,720	$6,896,268
Potato products	15,169,428	5,026,976
Other inventories	1,041,377	3,397,655
	$63,660,525	$15,320,899

Inventories shown on the Consolidated Balance Sheets at December 31, 2012 and 2011 do not include 593,754 and 1,282,810 bushels of grain, respectively, held in storage for others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with the above inventory held in storage for others. Management does not anticipate material losses on any deficiencies.

NOTE 7 - GOODWILL AND INTANGIBLES

The following table shows the change in the carrying amount of goodwill and other intangibles:

		Other Intangible Assets
	Goodwill	Gross Amount	Accumulated Amortization
Balances at January 1, 2010	$14,893,476	$20,700,000	$(514,166)
Amortization of other intangible assets	—	—	(2,069,996)
Balances at December 31, 2010	14,893,476	20,700,000	(2,584,162)
Amortization of other intangible assets	—	—	(2,070,000)
Balances at December 31, 2011	14,893,476	20,700,000	(4,654,162)
Amortization of other intangible assets	—	—	(2,070,004)
Balances at December 31, 2012	$14,893,476	$20,700,000	$(6,724,166)

As of December 31, 2012, the Company determined that no impairment to goodwill exists. Separable intangible assets with finite lives are amortized over their useful lives.

Other intangible assets consist of acquired customer lists that are each being amortized over ten years. Amortization of other intangible assets is estimated to be as follows:

2013	$2,070,000
2014	2,070,000
2015	2,035,000
2016	2,035,000
2017	2,035,000
Thereafter	3,730,834

NOTE 8 - DEBT

At December 31, 2012 and 2011 the Company's debt consists of the following:

	2012	2011
Line of credit facility maturing November 1, 2014	$439,812,000	$63,345,000
Structured trade line of credit maturing January 24, 2013	32,146,000	—
Subordinated note payable maturing March 5, 2015	14,913,097	—
Term loans secured with certain property and equipment	23,906,665	21,030,000
Other obligations	3,278,236	1,502,870
	514,055,998	85,877,870
Less current maturities	476,674,710	66,394,552
	$37,381,288	$19,483,318

On September 1, 2009, the Company entered into a syndicated credit agreement arranged with a group of financial institutions, which had an original maturity date of November 1, 2011. On July 15, 2011, the syndicated credit agreement was amended and extended to November 1, 2014. The credit facility provided a revolving line of credit in the amount of $600,000,000 and $350,000,000 at December 31, 2012 and 2011, respectively. The actual credit available is based on security in the form of eligible current assets of the Company as determined by the provisions included in the credit agreement. Total availability under the agreement was $122,356,108 and $229,810,424 at December 31, 2012 and 2011, respectively. The credit agreement accrues interest at a variable rate and had a weighted average interest rate on the outstanding borrowings of 2.78% and 2.59% at December 31, 2012 and 2011, respectively.

The credit agreement contains various covenants related to tangible net worth, working capital, and certain other items. The Company was in compliance with all financial covenants at December 31, 2012 and 2011. Borrowings under the credit agreement are secured by substantially all assets of the Company, excluding certain property and equipment. Because the actual credit available is based on eligible current assets of the Company as determined by the provisions included in the credit agreement, the balance due is presented as a current liability.

In 2012, the Company entered into credit agreements arranged with various individual financial institutions extending a total of $80,000,000 uncommitted lines of credit for trade finance activities. At December 31, 2012, the balance outstanding under these agreements was $32,146,000 and accrued interest at 2.17%. The outstanding balance was paid in full with interest in January 2013.

In March 2012, the Company issued a $15,000,000 subordinated note payable that matures in three years. The note was issued at a discount of 75 basis points and requires monthly cash interest payments at 9.0% plus the one year LIBOR rate. The interest rate on the subordinated note payable at December 31, 2012 was 10.05%. The note also requires annual contingent interest payments if the Company's results exceed certain benchmarks as stated in the note. The interest rate on the contingent interest for 2012 is estimated to be 2.36%. Unlike typical long-term debt, interest rates and other terms for subordinated debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, the Company believes that it is not practicable to determine the fair value of the subordinated note payable without incurring excessive costs.

In November 2009, the Company entered into a term loan that was secured by certain property and equipment in Louisiana for $10,650,000. The loan matures in November 2019. In October 2010, the Company borrowed an additional $4,950,000 under this loan agreement. The weighted-average fixed interest rate on these borrowings at December 31, 2012 and 2011 was 5.93%.

On August 31, 2010, the Company entered into a term loan that was secured by certain property and equipment in Idaho for $9,300,000. The loan matures in September 2020. The fixed interest rate on these borrowings at December 31, 2012 and 2011 was 5.21%.

On June 28, 2012, the Company entered into a term loan that was secured by certain property and equipment in Nebraska for $5,600,000. The loan matures in July 2022. The fixed interest rate on these borrowings at December 31, 2012 was 4.19%.

The aggregate annual maturities of long-term borrowings are as follows:

2013	$4,716,710
2014	4,639,304
2015	18,072,470
2016	3,050,124
2017	3,050,124
Thereafter	8,656,169

The Company had outstanding letters of credit totaling $25,962,819 and $491,159 at December 31, 2012 and 2011, respectively. Of the letters of credit outstanding at December 31, 2012, all but one expired in the first two months of 2013. The remaining letter of credit is for $1,812,233 and expires on October 30, 2013.

NOTE 9 - INCOME TAXES

Lansing Trade Group, LLC and its subsidiaries, other than LVI and certain foreign subsidiaries and branches, are generally not subject to federal income taxes. As such, the Company does not directly pay federal income taxes. Other than with respect to the corporate subsidiary and certain foreign subsidiaries and branches, the Company's taxable income is includable in the federal income tax returns of each of the Company's members. The Company's tax rate differs from statutory rates primarily due to being structured as a limited liability company, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states and foreign jurisdictions.

The components of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets:
Unrealized derivative contract losses	$3,757,582	$1,649,986
Allowance for doubtful accounts	307,869	307,869
Other	158,352	310,095
Net operating loss carryforwards	131,326	267,214
	4,355,129	2,535,164
Valuation allowance	(131,326)	(267,214)
Total deferred income tax assets	4,223,803	2,267,950

Deferred income tax liabilities:
Unrealized derivative contract gains	(5,882,561)	(3,681,303)
In-transit activity	(187,486)	—
Property and equipment	(10,471)	(10,471)
Intangibles	(5,531,038)	(6,340,461)
Total deferred income tax liabilities	(11,611,556)	(10,032,235)

Net deferred income tax liabilities	$(7,387,753)	$(7,764,285)

The components of the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current:
U.S. Federal	$1,904,307	$1,871,116	$853,464
State	379,908	507,883	232,674
Foreign	(197,755)	1,024,280	441,275
	2,086,460	3,403,279	1,527,413

Deferred:
U.S. Federal	(327,405)	(449,783)	(152,646)
State	(57,379)	(82,108)	(35,398)
Foreign	8,252	(34,282)	15,643
	(376,532)	(566,173)	(172,401)

Total income tax provision	$1,709,928	$2,837,106	$1,355,012

Under guidance issued by the FASB with respect to accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Total unrecognized tax benefits at December 31, 2012 and 2011 were $723,675 and $789,824, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had $273,992 and $261,503 of accrued interest and penalties at December 31, 2012 and 2011, respectively. The unrecognized tax benefit and related interest and penalties reflected at December 31, 2012 and 2011 are the result of amounts recorded in the LVI acquisition.

The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations. The estimated adjustment related to these items is $77,541.

The Company or one of its subsidiaries files income tax returns in the United States, Canada, and certain other foreign federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2009. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 10 - RESTRICTED MEMBERSHIP UNIT PLAN

The Company has a Restricted Membership Unit Plan, which is considered a share based compensation plan. The Board of Managers or a committee appointed by the Board of Managers determines employee eligibility for the plan. The Company believes that such awards better align the interests of its employees with those of its members. During 2012 and 2011, the committee authorized the granting of $8,416,151 and $7,675,151, respectively, worth of Restricted Membership Units with the number of units being determined based upon fair market value determined by an independent valuation. The grants primarily are deferrals of annual performance incentives to be issued in Restricted Membership Units in accordance with the Company's compensation plans. The Restricted Membership Units generally vest one-third on January 1 following the initial grant date and one-third annually thereafter as long as the individual remains an employee of the Company. The units vest immediately upon death or disability of the employee. The units also provide for accelerated vesting if there is a change in control (as defined in the Plan) or discharge without cause.

Upon vesting, Restricted Membership Units become full membership units subject to all provisions of the Company's operating agreement; however, upon the event of withdrawal from membership by the employee, the vested units received through this plan must be redeemed by the Company as if the member died or became disabled and unvested units are forfeited.

Compensation expense attributable to the vesting of Restricted Membership Units and charged against income for 2012, 2011 and 2010 was $6,467,938, $5,261,678 and $2,454,598, respectively. Expected future compensation expense related to the granted awards, assuming no additional forfeitures, is as follows:

	2012 Awards	2011 Awards	2010 Awards	2009 Awards	Total
2013	$1,653,695	$1,507,752	$529,450	$103,458	$3,794,355
2014	1,607,988	1,354,568	—	—	2,962,556
2015	1,504,608	—	—	—	1,504,608
	$4,766,291	$2,862,320	$529,450	$103,458	$8,261,519

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space primarily in North America from various leasing companies under noncancelable operating leases expiring through October 31, 2018. These agreements require monthly rentals of approximately $79,239, plus the payment of insurance and normal maintenance on the property.

The Company leases terminal space under noncancelable operating leases expiring on various dates through March 2014 for the purpose of storing ethanol inventory. These agreements require a minimum monthly warehousing charge, subject to escalation tied to the All-Urban Consumer Price Index (CPI), plus payment for storage capacity in excess of contracted capacity.

The Company leases railroad cars from various railcar leasing companies, including a member, for the transporting of commodities under noncancelable operating leases expiring through June 30, 2017. These agreements require monthly rentals of approximately $667,000 plus the payment of excess mileage charges and any damage repairs.

Future minimum operating lease payments are as follows and include minimum lease payments to a member totaling $493,905, $213,860, and $131,400 in 2013, 2014, and 2015, respectively:

2013	$10,451,678
2014	6,223,918
2015	4,143,803
2016	2,727,770
2017	1,404,901
Thereafter	381,587
$25,333,657

Total rent expense for 2012, 2011 and 2010 was $13,470,716, $13,737,434 and $15,536,799, respectively.

The Company is subject to various legal and administrative claims arising in the normal course of business. Management believes that any liability that may result from these claims would be immaterial to the Company's financial position.

NOTE 12 - RELATED PARTIES

The Company leases most of its employees from a related party under a services agreement. This agreement stipulates all payroll and payroll related benefits be reimbursed on a direct cost basis, including administrative costs, to the related party. Total charges for services provided for the years ended December 31, 2012, 2011 and 2010 amounted to $57,455,697, $47,408,260 and $37,200,728, respectively. Amounts due under the agreement at December 31, 2012, 2011 and 2010 were $6,910,556, $5,171,274 and $4,736,663, respectively, and included as other current liabilities.

In August 2010, the Company issued a $10,000,000 subordinated loan to a related party with a 7.00% coupon rate that is payable semi-annually. The note is due in full in seven years and requires the related party to make payments towards the outstanding balance in the interim periods based on certain earnings thresholds.

The Company buys and sells cash commodities and renewable fuels and enters into certain railcar leasing and maintenance transactions with related parties. These related party balances and transactions as of and for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Sales	$122,671,010	$192,866,887	$95,759,185
Cost of goods sold	171,847,026	173,746,265	141,473,376
Interest income	525,478	700,000	244,307
Interest expense	220,545	332,040	647,799
Accounts receivable	32,285,416	17,856,827	3,697,950
Note receivable	9,828,290	10,000,000	10,000,000
Current maturities of long-term debt	1,146,328	—	20,741,250
Accounts payable	9,747,175	3,894,794	4,613,939
Net gain on forward cash purchase and cash sales contracts	1,096,891	39,180	1,998,463
Other current liabilities	1,129,850	—	—
Long-term debt	1,146,328	—	—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its "certifying officers"), as appropriate, to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2012, we have concluded that the Company's disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has excluded twelve grain and agronomy locations from our assessment of internal control over financial reporting as of December 31, 2012 because these assets were acquired from Green Plains Grain Company LLC by the Company in a purchase business combination in the fourth quarter of 2012. The acquired business represents approximately 10.5% of the Company's total assets as of December 31, 2012 and approximately 0.8% of the Company's total revenues for the year ended December 31, 2012.
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation performed, we identified the following material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness Identified Relating to Journal Entries. We determined that a material weakness in internal control over financial reporting exists because the segregation of duties was inadequate for multiple individuals who had access to create and post journal entries across substantially all of the Company. Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that the entries were appropriately recorded and reviewed for validity, accuracy and completeness for substantially all of the key accounts and disclosures.
While this control deficiency did not result in any financial statement misstatements during the year ended December 31, 2012, it could result in misstatements to accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of the above described material weakness in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.
The Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Remediation Plans
Management is taking the following actions to remediate the material weakness described above:

1.	Implementing a sufficiently-designed control that is intended to ensure that all journal entries are reviewed by an appropriate person.

2.	Evaluating and modifying, as necessary, the access of our existing users to post journal entries and the journal entry types that each user is authorized to utilize.

3.	Enhancing information technology controls related to the future granting and on-going monitoring of our users' access to post journal entries.

4.
As applicable legacy information technology systems are replaced with our implementation of SAP (expected to occur in phases over the next several years), we plan on utilizing capabilities within SAP that will restrict the ability for an individual to create and post an entry without review.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.
Remediation of Previously Disclosed Material Weakness
Management previously reported a material weakness in the Company's internal control over financial reporting, related to the preparation and review of the level of the Company's retained risk associated with non-recourse financing transactions in our Rail business, on Form 10-Q for the period ended June 30, 2012.
The Company made the following changes to its internal controls over financial reporting to remediate the previously reported material weakness.

1.
The Company revised and enhanced the controls related to the accounting for its non-recourse financing transactions, to ensure that the recognition of revenue is in accordance with U.S. GAAP. These specific enhancements included the creation of desk procedures and process checklists as well as enhancing certain spreadsheets used in the process.

The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2012, has concluded that the remediation activities discussed are sufficient to allow us to conclude that the previously disclosed material weakness related to non-recourse financing transactions no longer exists as of December 31, 2012.
Changes in Internal Control over Financial Reporting
Other than the remediation of the previously reported material weakness related to non-recourse financing transactions described above, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2013 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Share Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2012, 2011 and 2010	120

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

	3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

	3.4	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

	4.1	Form of Indenture dated as of October 1, 1985, between The Andersons, Inc. and Ohio Citizens Bank, as Trustee (Incorporated by reference to Exhibit 4 (a) in Registration Statement No. 33-819).

	4.3	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

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

	4.6	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428

	10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

	10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

	10.4	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

	10.5	Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 1998 (Incorporated by reference from Form 10-Q for the quarter ended June 30, 2003).

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

10.49	Form of Restricted Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.50	Form of Performance Share Unit Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.51	Form of Restricted Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.52	Form of Performance Share Unit Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.53
Asset Purchase Agreement among Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated October 26, 2012. (Incorporated by reference from Form 8-K filed October 29, 2012).

10.54
First Amendment to Asset Purchase Agreement between Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated November 30, 2012. (Incorporated by reference from Form 8-K filed December 3, 2012).

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

The Company agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in (c) below.

(c)	Financial Statement Schedule

The financial statement schedule listed in 15(a)(2) follows "Signatures."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: March 1, 2013	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2013	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Michael J. Anderson	Chairman and Chief Executive Officer	3/1/2013	/s/ John T. Stout, Jr.	Director	3/1/2013
Michael J. Anderson	(Principal Executive Officer)		John T. Stout, Jr.

/s/ John Granato	Chief Financial Officer	3/1/2013	/s/ Donald L. Mennel	Director	3/1/2013
John Granato	(Principal Financial Officer)		Donald L. Mennel

/s/ Gerard M. Anderson	Director	3/1/2013	/s/ David L. Nichols	Director	3/1/2013
Gerard M. Anderson			David L. Nichols

/s/ Robert J. King, Jr.	Director	3/1/2013	/s/ Ross W. Manire	Director	3/1/2013
Robert J. King, Jr.			Ross W. Manire

/s/ Catherine M. Kilbane	Director	3/1/2013	/s/ Jacqueline F. Woods	Director	3/1/2013
Catherine M. Kilbane			Jacqueline F. Woods

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - Year ended December 31,
2012	$4,799	$(1,129)	$46	$1,167	$4,883
2011	5,684	(187)	46	(744)	4,799
2010	8,753	8,678	(101)	(11,646)	5,684

Allowance for doubtful notes receivable - Year ended December 31,
2012	$208	$—	$(46)	$—	$162
2011	254	—	(46)	—	208
2010	7,950	38	101	(7,835)	254
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.