Form 10-Q
period 2013-03-31
ANDERSONS INC
filed 2013-05-10
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 18.7 million common shares outstanding, no par value, at April 30, 2013.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$58,284	$138,218	$31,874
Restricted cash	635	398	18,785
Accounts receivable, net	197,842	208,877	204,400
Inventories (Note 2)	753,378	776,677	787,646
Commodity derivative assets – current	158,079	103,105	33,845
Deferred income taxes	15,482	15,862	23,062
Other current assets	63,350	54,016	62,577
Total current assets	1,247,050	1,297,153	1,162,189
Other assets:
Commodity derivative assets – noncurrent	813	1,906	1,189
Other assets, net	104,535	105,129	68,311
Equity method investments	190,377	190,908	190,460
	295,725	297,943	259,960
Railcar assets leased to others, net (Note 3)	244,706	228,330	215,023
Property, plant and equipment, net (Note 3)	364,307	358,878	187,584
Total assets	$2,151,788	$2,182,304	$1,824,756

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$292,100	$24,219	$365,000
Accounts payable for grain	183,997	582,653	115,236
Other accounts payable	182,013	165,201	173,254
Customer prepayments and deferred revenue	160,191	105,410	115,109
Commodity derivative liabilities – current	50,157	33,277	34,113
Accrued expenses and other current liabilities	52,519	66,902	45,994
Current maturities of long-term debt (Note 10)	43,052	15,145	30,342
Total current liabilities	964,029	992,807	879,048
Other long-term liabilities	16,898	18,406	44,950
Commodity derivative liabilities – noncurrent	3,220	1,134	2,352
Employee benefit plan obligations	52,927	53,131	53,080
Long-term debt, less current maturities (Note 10)	412,700	427,243	220,417
Deferred income taxes	77,694	78,138	68,051
Total liabilities	1,527,468	1,570,859	1,267,898
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	181,845	181,627	179,783
Treasury shares at cost (476, 554 and 570 shares at 3/31/13, 12/31/12 and 3/31/12, respectively)	(11,418)	(12,559)	(12,700)
Accumulated other comprehensive loss	(43,277)	(45,379)	(42,625)
Retained earnings	480,156	470,628	418,136
Total shareholders’ equity of The Andersons, Inc.	607,402	594,413	542,690
Noncontrolling interests	16,918	17,032	14,168
Total equity	624,320	611,445	556,858
Total liabilities and equity	$2,151,788	$2,182,304	$1,824,756
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Sales and merchandising revenues	$1,271,970	$1,137,133
Cost of sales and merchandising revenues	1,192,697	1,051,263
Gross profit	79,273	85,870
Operating, administrative and general expenses	62,008	60,100
Interest expense	6,404	5,330
Other income:
Equity in earnings of affiliates	7,804	4,283
Other income, net	2,726	3,246
Income before income taxes	21,391	27,969
Income tax provision	9,079	10,241
Net income	12,312	17,728
Net loss attributable to the noncontrolling interests	(266)	(679)
Net income attributable to The Andersons, Inc.	$12,578	$18,407
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.67	$0.99
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.67	$0.98
Dividends paid	$0.1600	$0.1500
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$12,312	$17,728
Other comprehensive income, net of tax:
Increase in estimated fair value of investment in debt securities (net of income tax of $187)	303	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $232 and $240 - Note 13)	1,769	401
Cash flow hedge activity (net of income tax of $96 and $38)	30	64
Other comprehensive income	2,102	465
Comprehensive income	14,414	18,193
Comprehensive loss attributable to the noncontrolling interests	(266)	(679)
Comprehensive income attributable to The Andersons, Inc.	$14,680	$18,872
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$12,312	$17,728
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	14,801	10,495
Bad debt expense	269	634
Cash distributions in excess of income of unconsolidated affiliates	531	8,602
Gains on sales of railcars and related leases	(9,699)	(6,294)
Deferred income taxes	805	(2,857)
Stock based compensation expense	768	1,791
Other	47	150
Changes in operating assets and liabilities:
Accounts receivable	11,815	(35,215)
Inventories	23,299	(25,093)
Commodity derivatives	(34,915)	70,277
Other assets	(9,534)	141
Accounts payable for grain	(398,656)	(276,669)
Other accounts payable and accrued expenses	52,174	49,303
Net cash used in operating activities	(335,983)	(187,007)
Investing Activities
Purchase of investments	—	(19,996)
Acquisition of businesses, net of cash acquired	(3,345)	(15,286)
Purchases of railcars	(44,241)	(33,414)
Proceeds from sale of railcars	36,144	10,206
Purchases of property, plant and equipment	(6,194)	(15,014)
Proceeds from sale of property, plant and equipment	68	508
Change in restricted cash	(237)	(134)
Net cash used in investing activities	(17,805)	(73,130)
Financing Activities
Net change in short-term borrowings	267,881	293,500
Proceeds from issuance of long-term debt	25,254	6,935
Payments of long-term debt	(17,888)	(27,269)
Proceeds from sale of treasury shares to employees and directors	1,587	1,244
Payments of debt issuance costs	(46)	(9)
Dividends paid	(2,989)	(2,780)
Proceeds from other financing activities	55	—
Net cash provided by financing activities	273,854	271,621
Decrease in cash and cash equivalents	(79,934)	11,484
Cash and cash equivalents at beginning of period	138,218	20,390
Cash and cash equivalents at end of period	$58,284	$31,874

	Three months ended March 31,
	2012	2011
Supplemental disclosure of cash flow information
Acquisition of capitalized software under accounts payable	$4,372	$—
Purchase of a productive asset through seller-financing	$4,294	$—

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income					18,407	(679)	17,728
Other comprehensive income				465			465
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $419 (127 shares)		320	2,297				2,617
Dividends declared ($0.15 per common share)					(2,794)		(2,794)
Balance at March 31, 2012	$96	$179,783	$(12,700)	$(42,625)	$418,136	$14,168	$556,858

Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					12,578	(266)	12,312
Other comprehensive income				2,102			2,102
Noncontrolling interest						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,052 (79 shares)		163	1,141				1,304
Dividends declared ($0.16 per common share)					(2,995)		(2,995)
Performance share unit dividend equivalents		55			(55)		—
Balance at March 31, 2013	$96	$181,845	$(11,418)	$(43,277)	$480,156	$16,918	$624,320
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2012 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of March 31, 2012 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Reclassifications Out of Other Comprehensive Income
In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, information about reclassification adjustments from accumulated other comprehensive income to net income during the first quarter of 2013 are presented below.

Changes in Accumulated Other Comprehensive Loss by Component (a)
For the Period Ended March 31, 2013

	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	30	303	1,854	2,187
Amounts reclassified from accumulated other comprehensive income	—	—	(85)	(85)
Net current-period other comprehensive income	30	303	1,769	2,102
Ending balance	$(872)	$2,872	$(45,277)	$(43,277)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income (a)
For the Period Ended March 31, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax

(a) Amounts in parentheses indicate debits to profit/loss.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6. Employee Benefit Plans footnote for additional details).

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Grain	$507,927	$586,983	$589,039
Ethanol and by-products	25,531	22,927	4,416
Agricultural fertilizer and supplies	157,882	100,175	129,186
Lawn and garden fertilizer and corncob products	30,343	37,292	30,017
Retail merchandise	28,097	25,368	31,681
Railcar repair parts	3,469	3,764	2,992
Other	129	168	315
	$753,378	$776,677	$787,646

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Land	$22,637	$22,258	$17,171
Land improvements and leasehold improvements	64,972	63,013	48,587
Buildings and storage facilities	219,500	214,919	153,666
Machinery and equipment	290,930	287,896	196,434
Software	13,464	12,901	10,949
Construction in progress	38,893	34,965	20,888
	650,396	635,952	447,695
Less accumulated depreciation and amortization	286,089	277,074	260,111
	$364,307	$358,878	$187,584
Depreciation expense on property, plant and equipment amounted to $9.3 million, $27.4 million and $5.5 million for the year-to-date periods ended March 31, 2013, December 31, 2012, and March, 2012, respectively.

Railcars
The components of Railcar assets leased to others are as follows:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Railcar assets leased to others	$325,633	$310,614	$293,081
Less accumulated depreciation	80,927	82,284	78,058
	$244,706	$228,330	$215,023
Depreciation expense on railcar assets leased to others amounted to $3.7 million, $15.9 million and $3.9 million for the year-to-date periods ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

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
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets. The Company also nets, by counterparty, the derivative asset and liability positions, for non-exchanged traded futures, options and over-the-counter contracts in the Condensed Consolidated Balance Sheets.
The following table presents at March 31, 2013, December 31, 2012 and March 31, 2012, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2013		December 31, 2012		March 31, 2012
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$73,033	$—	$(13,772)	$—	$—	$7,289
Fair value of derivatives	35,403	—	61,247	—	—	(19,578)
Balance at end of period	$108,436	$—	$47,475	$—	$—	$(12,289)
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $0.7 million, $7.7 million, and $0.2 million as of March 31, 2012, December 31, 2012, and March 31, 2012, respectively. In addition, there were $20.0 million in treasury bills posted as collateral on our derivative contracts as of March 31, 2012.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$101,833	$834	$3,898	$19	$106,584
Commodity derivative liabilities	(16,787)	(21)	(54,055)	(3,239)	(74,102)
Cash collateral	73,033	—	—	—	73,033
Balance sheet line item totals	$158,079	$813	$(50,157)	$(3,220)	$105,515

	December 31, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$137,119	$2,059	$5,233	$130	$144,541
Commodity derivative liabilities	(20,242)	(153)	(38,510)	(1,264)	(60,169)
Cash collateral	(13,772)	—	—	—	(13,772)
Balance sheet line item totals	$103,105	$1,906	$(33,277)	$(1,134)	$70,600

	March 31, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$40,857	$1,443	$28,101	$205	$70,606
Commodity derivative liabilities	(7,012)	(254)	(69,503)	(2,557)	(79,326)
Cash collateral	—	—	7,289	—	7,289
Balance sheet line item totals	$33,845	$1,189	$(34,113)	$(2,352)	$(1,431)

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the quarter ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$36,368	$(3,657)
At March 31, 2013, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	236,725	—	—	—
Soybeans	14,639	—	—	—
Wheat	22,818	—	—	—
Oats	8,562	—	—	—
Ethanol	—	150,988	—	—
Corn oil	—	—	14,824	—
Other	173	—	—	102
Subtotal	282,917	150,988	14,824	102
Exchange traded:
Corn	140,030	—	—	—
Soybeans	9,575	—	—	—
Wheat	32,760	—	—	—
Oats	4,540	—	—	—
Ethanol	—	32,970	—	—
Other	—	—	—	—
Subtotal	186,905	32,970	—	—
Total	469,822	183,958	14,824	102

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

(in thousands except per common share data)	Three months ended March 31,
	2013	2012
Net income attributable to The Andersons, Inc.	$12,578	$18,407
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	49	46
Earnings available to common shareholders	$12,529	$18,361
Earnings per share – basic:
Weighted average shares outstanding – basic	18,608	18,502
Earnings per common share – basic	$0.67	$0.99
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,608	18,502
Effect of dilutive awards	100	151
Weighted average shares outstanding – diluted	18,708	18,653
Earnings per common share – diluted	$0.67	$0.98
There were no antidilutive stock-based awards outstanding at March 31, 2013 or 2012.

6. Employee Benefit Plans
Included as charges against income for the three months ended March 31, 2013 and 2012 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2013	2012
Service cost	$—	$—
Interest cost	1,065	1,143
Expected return on plan assets	(1,755)	(1,539)
Recognized net actuarial loss	392	450
Benefit (income) cost	$(298)	$54

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2013	2012
Service cost	$224	$192
Interest cost	346	333
Amortization of prior service cost	(136)	(136)
Recognized net actuarial loss	359	327
Benefit cost	$793	$716

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investment in Lansing Trade Group, LLC (“LTG”). The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one of which is consolidated and three of which are investments accounted for under the equity method, and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributable to an operating segment.
The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales.
During the first quarter, approximately $28 million of assets specific to the agronomy business that was included in the purchase of certain assets of Green Plains Grain Company, LLC in the fourth quarter of 2012 were reclassified from the Grain segment to the Plant Nutrient segment. Corresponding items of segment information have been reclassified to conform to current year presentation.

	Three months ended March 31,
	2013	2012
(in thousands)
Revenues from external customers
Grain	$836,495	$699,861
Ethanol	199,309	150,670
Plant Nutrient	111,902	175,360
Rail	46,364	35,859
Turf & Specialty	47,187	45,127
Retail	30,713	30,256
Total	$1,271,970	$1,137,133

	Three months ended March 31,
(in thousands)	2013	2012
Inter-segment sales
Grain	$332	$1
Plant Nutrient	7,697	3,083
Rail	104	203
Turf & Specialty	999	976
Total	$9,132	$4,263

	Three months ended March 31,
(in thousands)	2013	2012
Interest expense (income)
Grain	$3,849	$3,252
Ethanol	326	24
Plant Nutrient	918	710
Rail	1,513	1,178
Turf & Specialty	402	356
Retail	215	196
Other	(819)	(386)
Total	$6,404	$5,330

	Three months ended March 31,
(in thousands)	2013	2012
Equity in earnings (loss) of affiliates
Grain	$7,910	$5,952
Ethanol	(106)	(1,671)
Plant Nutrient	—	2
Total	$7,804	$4,283

	Three months ended March 31,
(in thousands)	2013	2012
Other income, net
Grain	$571	$827
Ethanol	231	16
Plant Nutrient	(25)	118
Rail	946	776
Turf & Specialty	275	201
Retail	114	124
Other	614	1,184
Total	$2,726	$3,246

	Three months ended March 31,
(in thousands)	2013	2012
Income (loss) before income taxes
Grain	$8,299	$19,435
Ethanol	2,479	121
Plant Nutrient	(562)	5,828
Rail	14,574	8,018
Turf & Specialty	4,001	2,202
Retail	(3,169)	(2,749)
Other	(3,965)	(4,207)
Noncontrolling interests	(266)	(679)
Total	$21,391	$27,969

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Identifiable assets
Grain	$1,025,350	$1,076,986	$860,082
Ethanol	209,666	206,975	136,109
Plant Nutrient	323,653	257,980	308,022
Rail	302,717	289,467	276,404
Turf & Specialty	97,842	82,683	88,758
Retail	53,668	51,772	57,901
Other	138,892	216,441	97,480
Total	$2,151,788	$2,182,304	$1,824,756

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
The Andersons Albion Ethanol LLC	$31,169	$30,227	$31,463
The Andersons Clymers Ethanol LLC	32,900	33,119	38,880
The Andersons Marathon Ethanol LLC	32,164	32,996	39,322
Lansing Trade Group, LLC	91,752	92,094	78,754
Other	2,392	2,472	2,041
Total	$190,377	$190,908	$190,460
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at March 31, 2013	Three months ended March 31,
		2013	2012
The Andersons Albion Ethanol LLC	50%	$944	$634
The Andersons Clymers Ethanol LLC	38%	(219)	(358)
The Andersons Marathon Ethanol LLC	50%	(832)	(1,947)
Lansing Trade Group, LLC	48% *	7,991	5,916
Other	5%-23%	(80)	38
Total		$7,804	$4,283

 *    This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $8.3 million for the first three months of 2013.

The Company does not hold a majority of the outstanding shares of LTG. All major operating decisions of LTG are made by LTG’s Board of Directors and the Company does not have a majority of the board seats. In addition, based on the terms of the operating agreement between LTG and its owners, the minority shareholders have substantive participating rights that allow them to effectively participate in the decisions made in the ordinary course of business that are significant to LTG. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method.
In the first quarter of 2013, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three months ended March 31, 2013 and 2012.

(in thousands)	Three months ended March 31,
	2013	2012
Sales	$2,553,145	$1,677,215
Gross profit	44,107	34,504
Income before income taxes	17,117	13,131
Net income	16,892	13,115
Net income attributable to LTG	16,798	12,235

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of March 31, 2013 was $17.7 million.
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
The Company’s current maximum exposure to loss related to IANR is $21.9 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $4.2 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended March 31,
	2013	2012
Sales revenues	$309,705	$216,812
Service fee revenues (a)	5,801	5,479
Purchases of product	161,955	148,809
Lease income (b)	1,552	1,878
Labor and benefits reimbursement (c)	2,643	2,741
Other expenses (d)	358	139
Accounts receivable at March 31 (e)	12,550	15,288
Accounts payable at March 31 (f)	24,967	21,677

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended March 31, 2013 and 2012, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $145.8 million and $143.0 million, respectively. For the quarters ended March 31, 2013 and 2012, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $204.9 million and $179.1 million, respectively.
From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012 of $5.0 million, $3.2 million, and $2.4 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012 of $0.8 million, $0.3 million, and $0.9 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013, December 31, 2012 and March 31, 2012:

(in thousands)	March 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$49,202	$—	$—	$49,202
Restricted cash	635	—	—	635
Commodity derivatives, net	110,581	(5,066)	—	105,515
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (a)	8,861	(1,784)	—	7,077
Total	$169,279	$(6,850)	$17,710	$180,139

(in thousands)	December 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$78,674	$—	$—	$78,674
Restricted cash	398	—	—	398
Commodity derivatives, net	46,966	23,634	—	70,600
Convertible preferred securities (b)	—	—	17,220	17,220
Other assets and liabilities (a)	7,813	(2,109)	—	5,704
Total	$133,851	$21,525	$17,220	$172,596

(in thousands)	March 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,623	$—	$—	$10,623
Restricted cash	18,785	—	—	18,785
Short term investments	19,996	—	—	19,996
Commodity derivatives, net	(12,280)	10,849	—	(1,431)
Convertible preferred securities (b)	—	—	20,360	20,360
Other assets and liabilities (a)	7,211	(2,085)	—	5,126
Total	$44,335	$8,764	$20,360	$73,459

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2013			2012
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$—	$17,220	$—	$(2,178)	$20,360	$2,467
Unrealized gains (losses) included in other comprehensive income	—	490	—	—	—	—
Transfers to level 2	—	—	—	2,178	—	(2,467)
Asset (liability) at March 31,	$—	$17,710	$—	$—	$20,360	$—

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	March 31, 2013	December 31, 2012
Fair value of long-term debt	$467,080	$459,397
Fair value in excess of carrying value	11,328	17,009
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2012 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At March 31, 2013, the Company had a total of $525.8 million available for borrowing under its lines of credit. The Company was in compliance with all financial and non-financial covenants as of March 31, 2013.
The Company’s short-term and long-term debt at March 31, 2013, December 31, 2012 and March 31, 2012 consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Borrowings under short-term line of credit – nonrecourse	$8,400	$4,219	$—
Borrowings under short-term line of credit – recourse	283,700	20,000	365,000
Total borrowings under short-term line of credit	$292,100	$24,219	$365,000
Current maturities of long -term debt – nonrecourse	$3,271	$2,496	$160
Current maturities of long-term debt – recourse	39,781	12,649	30,182
Total current maturities of long-term debt	$43,052	$15,145	$30,342
Long-term debt, less current maturities – nonrecourse	$24,141	$20,067	$755
Long-term debt, less current maturities – recourse	388,559	407,176	219,662
Total long-term debt, less current maturities	$412,700	$427,243	$220,417

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

12. Business Acquisitions

There were no business acquisitions completed in the first quarter of 2013.

Prior Year Business Acquisitions

On December 3, 2012, the Company completed the purchase of a majority of the grain and agronomy assets of Green Plains Grain Company ("GPG"), a subsidiary of Green Plains Renewable Energy, Inc. for a purchase price of $120.2 million, which included a $3.3 million payable to the acquiree that was outstanding as of December 31, 2012 and paid in January 2013. The various facilities located in Iowa and Tennessee have a combined grain storage capacity of more than 32 million bushels and 12,000 tons of nutrient storage.
During the first quarter of 2013, the purchase price allocation for Green Plains Grain Company, which was acquired in the fourth quarter of 2012 was finalized. The measurement period adjustments to the purchase price allocation are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2012. Due to these revision of estimates, (i) property, plant and equipment decreased $135 thousand, (ii) intangible assets decreased $2.6 million due to a change in forecasted cash flows specific to the agronomy assets, (iii) other liabilities and noncontrolling interests increased $235 thousand to reflect the noncontrolling interest in the acquisition and (iv) goodwill increased $3 million as an offset to the above-mentioned changes related to certain entities acquired.
The summarized final purchase price allocation is as follows:

(in thousands)
Accounts receivable	$19,174
Inventory	121,983
Property, plant and equipment	57,828
Intangible assets	4,600
Goodwill	33,175
Commodity derivatives	4,701
Other assets	1,775
Accounts payable	(91,001)
Debt assumed	(29,632)
Other liabilities and noncontrolling interests	(2,371)
Total purchase price	$120,232

The goodwill recognized as a result of the GPG acquisition is $33.2 million, for which the full amount is deductible for tax purposes, and is included in the Grain reportable segment. The goodwill relates to the value of a fully functional business consisting of a successful management team and an experienced and talented work force. The Company has goodwill in the amount of $54.4 million as of March 31, 2013 compared to $51.5 million as of December 31, 2012 and $19.2 million as of March 31, 2012.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Supplier relationships	$4,600	3 to 5 years
Total identifiable intangible assets	$4,600	4 years *
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
*weighted average number of years

14. Income Taxes

Income tax expense of $9.1 million was provided at 42.4%. In the first quarter of 2012, income tax expense of $10.2 million was provided at a rate of 36.6%. The increase in the effective tax rate was due primarily to decreased benefits related to domestic production activities and a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.
The Company's provision for income taxes includes deferred tax expense of $1.4 million due to a correction of other comprehensive income (“OCI”) related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements for those years and is expected to be immaterial to the full year of 2013. As a result of the correction of the error, deferred income tax expense for the period ended March 31, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million, respectively.
The Company did not make any tax payments in the first quarter of 2013 due to overpayment of income taxes in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2012 Form 10-K, have not materially changed during the first quarter of 2013.
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
Grain inventories on hand at March 31, 2013 were 86.4 million bushels, of which 17.7 million bushels were stored for others. This compares to 75.7 million bushels on hand at March 31, 2012, of which 0.3 million bushels were stored for others.
The 2012 drought will continue to impact grain operations income in the form of fewer ownership bushels and significantly lower space income. Spring planting is getting a slower start this year due to colder temperatures and rain. Although corn acreage is anticipated to be around 96 million acres, planting and favorable growing season weather are the key factors that will impact the Grain Group's financial performance in the second half of 2013 and into 2014.
Wheat conditions for 2013, as tracked by the USDA, for unharvested crops, are worse than 2012 at this time with 57%, on average, rated as good to excellent for the states where we have facilities. The primary harvest period for winter wheat is in the month of July.
Ethanol Business
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated The Andersons Denison Ethanol LLC ("TADE"). The Ethanol business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates, as well as third parties.
Drought conditions in 2012 resulted in much lower corn production and higher corn prices. Earnings realized from our ethanol LLC investments showed a slight loss for the first quarter. This is as a result of low ethanol demand, and the increased corn cost. Tight supplies of available corn in some areas may adversely impact gross profit in the second and third quarters of 2013. At this time, we have some future production and required inputs contracted for much of the second quarter at positive margins.

Ethanol volumes shipped for the three months ended March 31, 2013 and 2012 were as follows:

(in thousands)	Three months ended March 31,
	2013	2012
Ethanol (gallons shipped)	69,834	59,064
E-85 (gallons shipped)	3,721	4,147
Corn Oil (pounds shipped)	17,247	9,054
DDG (tons shipped)	262	228
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

Storage capacity at our wholesale nutrient and farm center facilities was approximately 470,000 tons for dry nutrients and approximately 397,000 tons for liquid nutrients at March 31, 2013.
Fertilizer tons sold (including sales and service tons) for the three months ended March 31, 2013 was 29% lower than the quarter ended March 31, 2012. In the first quarter of 2012, we experienced warm and dry conditions which were favorable for spring fertilizer application. The first quarter of this year has been much cooler and wetter so volume is lower in comparison to the same period last year. We still anticipate corn planted acres to be around 96 million, which should support good nutrient demand in the second quarter.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
In the first quarter, Rail had gains on sales of railcars and related leases in the amount of $9.3 million compared to $6.3 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2013 were 23,508 compared to 22,963 at March 31, 2012. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased slightly from 85.7% to 84.6% for the quarters ended March 31, 2012 and 2013.
Turf & Specialty Business
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
Other
Our “Other” business segment represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including implementation expenses for our ERP project.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$1,271,970	$1,137,133
Cost of sales and merchandising revenues	1,192,697	1,051,263
Gross profit	79,273	85,870
Operating, administrative and general expenses	62,008	60,100
Interest expense	6,404	5,330
Equity in earnings of affiliates	7,804	4,283
Other income, net	2,726	3,246
Income before income taxes	21,391	27,969
Income (loss) attributable to noncontrolling interests	(266)	(679)
Operating income	$21,657	$28,648
Comparison of the three months ended March 31, 2013 with the three months ended March 31, 2012:
Grain Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$836,495	$699,861
Cost of sales and merchandising revenues	811,645	667,260
Gross profit	24,850	32,601
Operating, administrative and general expenses	21,183	16,693
Interest expense	3,849	3,252
Equity in earnings of affiliates	7,910	5,952
Other income, net	571	827
Operating income	$8,299	$19,435

Operating results for the Grain Group decreased $11.1 million from the results of the same period last year. Sales and merchandising revenues increased $136.6 million and is the primarily the result of an increase in both the volume of bushels shipped for corn and wheat as well as the average price per bushel sold. Cost of sales and merchandising revenues increased $144.4 million compared to the first quarter of 2012 and is primarily driven by the rising cost of grain. Gross profit is down $7.7 million from March 2012 despite the increase in bushels shipped and is primarily a result of lower wheat basis appreciation, a component of space income. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price. The business acquisition in the fourth quarter of 2012 added approximately $4.4 million of gross profit in the first quarter.

Operating expenses increased $4.5 million compared to the same period in 2012 due to added operating expenses of the new locations acquired in the fourth quarter. The largest increase in expense is depreciation expense due to the increase in investing activities. Interest expense increased $0.6 million from prior year due primarily to higher levels of working capital. Equity in earnings of affiliates increased $2.0 million over the same period in 2012, primarily due to the performance of the investment in LTG. Other income did not change significantly quarter over quarter.
Ethanol Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising and service fee revenues	$199,309	$150,670
Cost of sales and merchandising revenues	194,504	147,897
Gross profit	4,805	2,773
Operating, administrative and general expenses	2,391	1,652
Interest expense	326	24
Equity in loss of affiliates	(106)	(1,671)
Other income, net	231	16
Income (loss) before income taxes	2,213	(558)
Loss attributable to noncontrolling interests	(266)	(679)
Operating income	$2,479	$121

Operating results for the Ethanol Group improved $2.4 million from the results of the same period last year. Sales and merchandising and service fee revenues increased $48.6 million and is primarily due to an increase in the average price per gallon of ethanol sold. Sales of ethanol co-products also contributed to the significant increase over the first quarter of 2012. The acquisition of TADE in the second quarter of 2012 added $34.0 million of ethanol sales, $11.6 million of DDG sales, $1.0 million of corn oil sales and $0.5 million of syrup sales to the current quarter. The increase in cost of sales primarily relates to an increase in volume as a result of the acquisition of TADE and to a lesser extent, corn costs. The increase in gross profit quarter over quarter is attributed to mark to market gains on certain hedges as well as an increase in ethanol service fees.

Operating expenses increased $0.7 million over the same period last year primarily due to added labor, benefits and depreciation for TADE. There were no significant changes in interest expense and other income. Equity in earnings of affiliates improved $1.6 million to a loss of $0.1 million as of March 31, 2013 and relates to losses from our unconsolidated ethanol LLC investments. The ethanol plants continue to be negatively impacted by lower ethanol margins resulting from increased corn costs and low demand for ethanol in both the U.S. and export markets.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$111,902	$175,360
Cost of sales and merchandising revenues	97,953	154,042
Gross profit	13,949	21,318
Operating, administrative and general expenses	13,568	14,900
Interest expense	918	710
Equity in earnings of affiliates	—	2
Other income (loss), net	(25)	118
Operating income (loss)	$(562)	$5,828

Operating results for the Plant Nutrient Group decreased $6.4 million from the same period last year to a loss of $0.6 million. During the first quarter, certain agronomy assets from the Green Plains Grain Company business acquisition completed in the fourth quarter of 2012, were reclassified from the Grain segment to the Plant Nutrient segment. The impact on first quarter

2013 operating results of the Plant Nutrient Group was an added loss of $0.7 million. Sales and merchandising revenues decreased $63.5 million due primarily to a decrease in both volume and the average price per ton sold compared to the same quarter last year. Volume was down significantly quarter over quarter due to timing of the cool, wet spring of the current year as opposed to the early spring of last year. Cost of sales and merchandising revenues decreased $56.1 million driven primarily by lower product cost. The decrease in gross profit of $7.4 million was driven by significantly lower tons sold.

Operating expenses were lower for the three month period ended March 31, 2013 compared to the same period in 2012 and is due to fixed asset impairment charges incurred in the first quarter of last year that are not recurring in the current year. There were no significant changes in interest expense, equity in earnings of affiliates and other income compared to the same period last year.
Rail Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$46,364	$35,859
Cost of sales and merchandising revenues	27,385	23,294
Gross profit	18,979	12,565
Operating, administrative and general expenses	3,838	4,145
Interest expense	1,513	1,178
Other income, net	946	776
Operating income	$14,574	$8,018

Operating results for the Rail Group improved by $6.6 million compared to the results from the same period last year. Leasing revenues increased $0.9 million, sales in the repair and fabrication shops increased $1.9 million and car sales increased $7.7 million. The increase in leasing revenues is primarily attributed to higher volume of transactions and favorable lease rates. Cost of sales and merchandising revenues increased $4.1 million compared to the same period last year primarily as a result of higher volume of car sales.

Rail gross profit increased by $6.4 million compared to the first quarter of 2012. Gross profit in the leasing business increased $2.9 million and is attributed to improved lease rates. Gross profit on car sales increased $3.0 million primarily as a result of higher volume of nonrecourse transactions. Gross profit in the repair and fabrication shops increased $0.5 million due to higher volume of activity, as margins remained fairly consistent from period to period.

Operating expenses are comparable quarter over quarter. There were no significant changes in interest expense or other income compared to the same period last year.
Turf & Specialty Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$47,187	$45,127
Cost of sales and merchandising revenues	38,169	37,128
Gross profit	9,018	7,999
Operating, administrative and general expenses	4,890	5,642
Interest expense	402	356
Other income, net	275	201
Operating income	$4,001	$2,202

Operating income for the Turf & Specialty Group increased $1.8 million for the first quarter of 2013 compared to results from the same period last year. Most of the quarters variances in each of the line items as compared to prior year are due to the acquisition substantially all of the assets of the Mt. Pulaski cob mill business in the fourth quarter of 2012. Sales and merchandising revenues increased $2.1 million primarily due to higher volume driven by the cob business as the average price per ton sold was down slightly quarter over quarter. The impact of the acquisition previously mentioned impacted revenues in the first quarter of 2013 in the amount of $3.7 million. Consistent with revenues, cost of sales and merchandising revenues increased $1.0 million compared to the same period last year due to higher volume, as the average cost per ton decreased compared to the prior year quarter. Gross profit increased $1.0 million due to improved margin per ton.

Operating expenses were lower in the first quarter of 2013 compared to the same period last year despite the expenses added by Mt. Pulaski. There were charges incurred in the first quarter of 2012 related to insurance claims that did not occur in 2013, in addition to cost savings generated from process efficiencies and waste elimination initiatives that are now being realized. There were no significant fluctuations in interest expense and other income quarter over quarter.
Retail Group

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$30,713	$30,256
Cost of sales and merchandising revenues	23,041	21,642
Gross profit	7,672	8,614
Operating, administrative and general expenses	10,740	11,291
Interest expense	215	196
Other income, net	114	124
Operating loss	$(3,169)	$(2,749)

The operating loss for the Retail Group increased $0.4 million from 2012 to a $3.2 million loss for the quarter ended March 31, 2013. Sales and merchandising revenues were comparable quarter over quarter. The average sale per customer increased by 3.8% and was partially offset by a 2.1% decrease in customer count. Cost of sales and merchandising revenues increased $1.4 million over the same period last year due to discounts on liquidation of the Woodville store inventory in the first quarter of 2013. Gross profit decreased $0.9 million and was partly related to the margin compression related to the Woodville store closing.

Operating expenses were $0.5 million lower than the comparable period last year primarily due to lower labor and benefits and advertising expenses due to the the closure of the Woodville store. There were no significant changes in interest expense and other income quarter over quarter.

Other

	Three months ended March 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	5,398	5,777
Interest income	(819)	(386)
Other income, net	614	1,184
Operating loss	$(3,965)	$(4,207)

Net corporate operating loss not allocated to business segments decreased to a loss of $4.0 million as of the quarter ended March 31, 2013. The change in operating expenses was mainly due to lower expense related to stock awards as no grants were issued in the first quarter this year. Other income was higher in the prior year due to earnings on deferred compensation plan assets and gains of sales of fixed assets.

Income tax expense of $9.1 million was provided at 42.4%. In the first quarter of 2012, income tax expense of $10.2 million was provided at a rate of 36.6%. The increase in the effective tax rate was due primarily to decreased benefits related to domestic production activities and a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.
The Company's provision for income taxes includes deferred tax expense of $1.4 million due to a correction of other comprehensive income (“OCI”) related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements. As a result of the correction of the error, deferred income tax expense for the period ended March 31, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million.

The Company anticipates that its 2013 effective annual rate will be 39.9%. The Company's actual 2012 effective tax rate was 37.1%. The higher effective rate for 2013 is due to decreased benefits related to domestic production activities and the correction made with respect to the accounting for the OCI portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources
Working Capital
At March 31, 2013, we had working capital of $283.0 million, which is comparable to the same period last year. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2013	March 31, 2012	Variance
Current Assets:
Cash and cash equivalents	$58,284	$31,874	$26,410
Restricted cash	635	18,785	(18,150)
Accounts receivables, net	197,842	204,400	(6,558)
Inventories	753,378	787,646	(34,268)
Commodity derivative assets – current	158,079	33,845	124,234
Deferred income taxes	15,482	23,062	(7,580)
Other current assets	63,350	62,577	773
Total current assets	1,247,050	1,162,189	84,861
Current Liabilities:
Borrowing under short-term line of credit	292,100	365,000	(72,900)
Accounts payable for grain	183,997	115,236	68,761
Other accounts payable	182,013	173,254	8,759
Customer prepayments and deferred revenue	160,191	115,109	45,082
Commodity derivative liabilities – current	50,157	34,113	16,044
Accrued expenses and other current liabilities	52,519	45,994	6,525
Current maturities of long-term debt	43,052	30,342	12,710
Total current liabilities	964,029	879,048	84,981
Working capital	$283,021	$283,141	$(120)
In comparison to the quarter ended March 31, 2012, current assets increased primarily as a result of higher commodity derivative assets driven by rising commodity prices. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. The decrease in restricted cash is due to release of proceeds from the industrial revenue bond utilized for the construction of a grain elevator that was recently placed in service in Anselmo, Nebraska. The decrease in inventories primarily relates to a significant decrease in ownership bushels in beans and wheat partially offset by an increase in corn bushels. Current liabilities increased primarily due to an increase in accounts payable for grain and higher customer prepayments and deferred revenue. Accounts payable for grain has increased due to higher hold pay (grain we have purchased but not yet paid for), but this account also tends to fluctuate with the timing of grain receipts along with variations in the prices of grain. Customer prepayments and deferred revenue have increased significantly due to a liability to Cargill for the marketing agreement due to be settled in 2013 becoming a current liability. Borrowings on the short-term line of credit tend to fluctuate with the funding of margin calls on commodity contracts, but our highest borrowing typically occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.

Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $336.1 million in the first quarter of 2013 compared to net cash used in operating activities of $187.0 million in the first quarter of 2012.
We did not make any tax payments in the first quarter of 2013 due to overpayment of income taxes in 2012. We expect to make additional payments totaling approximately $26 million for the remainder of 2013.
Investing Activities
Total capital spending for 2013 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $82.1 million. In addition to spending on conventional property, plant and equipment, we expect to spend $149 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $121 million. Through March 31, 2012, we invested $44.2 million in the purchase of additional railcars, partially offset by proceeds from sales of $36.1 million.
Financing Activities
We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $525.8 million remaining available for borrowing at March 31, 2013. Peak short-term borrowings to date were $315.0 million on January 22, 2013. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.

We paid $0.15 per common share for the dividends paid in January, April, July and October 2012, and $0.16 per common share for the dividends paid in January 2013. On March 1, 2013, we declared a cash dividend of $0.16 per common share payable on April 22, 2013 to shareholders of record on April 1, 2013. In the first quarter of 2013, we did not grant any equity-based compensation awards. During the first three months of 2012, we granted approximately 161 thousand shares to employees and directors under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2013. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and locomotive assets.
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
We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends through the next twelve months.
Off-Balance Sheet Transactions
Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating sale leasebacks. Railcars we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell railcars or locomotives to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing railcar maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the railcars and locomotives, we hold an option to purchase these assets at the end of the lease.

The following table describes our railcar and locomotive positions at March 31, 2013:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	311
Owned-railcar assets leased to others	On balance sheet – non-current	15,243
Railcars leased from financial intermediaries	Off balance sheet	4,316
Railcars – non-recourse arrangements	Off balance sheet	3,526
Total Railcars		23,396
Locomotive assets leased to others	On balance sheet – non-current	32
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	76
Total Locomotives		112
In addition, we manage 354 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2013.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. As of December 31, 2012, we did not maintain adequate segregation of duties for multiple individuals who had access to create and post journal entries across substantially all of the Company. Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that the entries were appropriately recorded and reviewed for validity, accuracy and completeness for substantially all of the key accounts and disclosures. This control deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2012, which was not fully remediated as of March 31, 2013.
Based on the foregoing, the management concluded that the Company's internal control over financial reporting were not effective as of March 31, 2012.
Plan for Remediation of Material Weakness
Management is making progress towards remediation of the material weakness described above:

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
Changes in Internal Control over Financial Reporting
Other than the actions taken to begin remediation of the previously reported material weakness related to journal entries described above, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2012 10-K (Item 1A). While we have previously disclosed the unpredictable nature of weather as an ongoing risk to our agricultural businesses, we would like to point out that the 2012 drought conditions have impacted and are expected to continue to negatively impact our business in future periods.

Item 6. Exhibits
(a) Exhibits

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 10, 2013	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.