Form 10-Q
period 2013-06-30
ANDERSONS INC
filed 2013-08-09
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 18.7 million common shares outstanding, no par value, at July 31, 2013.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$75,920	$138,218	$23,930
Restricted cash	872	398	5,644
Accounts receivable, net	216,432	208,877	205,046
Inventories (Note 2)	444,523	776,677	597,091
Commodity derivative assets – current	121,789	103,105	122,010
Deferred income taxes	2,797	15,862	18,784
Other current assets	44,936	54,016	38,535
Total current assets	907,269	1,297,153	1,011,040
Other assets:
Commodity derivative assets – noncurrent	87	1,906	4,844
Goodwill	54,387	51,418	19,226
Other assets, net	49,394	53,711	50,814
Equity method investments	195,241	190,908	189,610
	299,109	297,943	264,494
Railcar assets leased to others, net (Note 3)	242,887	228,330	252,965
Property, plant and equipment, net (Note 3)	371,716	358,878	266,275
Total assets	$1,820,981	$2,182,304	$1,794,774

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$50,000	$24,219	$309,608
Accounts payable for grain	178,017	582,653	129,979
Other accounts payable	183,971	165,201	148,497
Customer prepayments and deferred revenue	25,621	105,410	55,912
Commodity derivative liabilities – current	58,183	33,277	29,764
Accrued expenses and other current liabilities	57,456	66,902	51,283
Current maturities of long-term debt (Note 10)	45,096	15,145	29,647
Total current liabilities	598,344	992,807	754,690
Other long-term liabilities	15,634	18,406	11,546
Commodity derivative liabilities – noncurrent	5,863	1,134	454
Employee benefit plan obligations	50,754	53,131	50,437
Long-term debt, less current maturities (Note 10)	409,020	427,243	317,648
Deferred income taxes	87,486	78,138	70,806
Total liabilities	1,167,101	1,570,859	1,205,581
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	182,455	181,627	180,535
Treasury shares at cost (469, 554 and 557 shares at 6/30/13, 12/31/12 and 6/30/12, respectively)	(11,448)	(12,559)	(12,519)
Accumulated other comprehensive loss	(42,025)	(45,379)	(42,998)
Retained earnings	506,691	470,628	444,539
Total shareholders’ equity of The Andersons, Inc.	635,769	594,413	569,653
Noncontrolling interests	18,111	17,032	19,540
Total equity	653,880	611,445	589,193
Total liabilities and equity	$1,820,981	$2,182,304	$1,794,774
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and merchandising revenues	$1,566,964	$1,315,834	$2,838,934	$2,452,967
Cost of sales and merchandising revenues	1,463,735	1,213,184	2,656,432	2,264,447
Gross profit	103,229	102,650	182,502	188,520
Operating, administrative and general expenses	61,464	59,210	123,472	119,310
Interest expense	4,855	5,380	11,259	10,710
Other income:
Equity in earnings of affiliates	10,010	5,096	17,814	9,379
Other income, net	1,292	2,671	4,018	5,917
Income before income taxes	48,212	45,827	69,603	73,796
Income tax provision	17,480	17,356	26,559	27,597
Net income	30,732	28,471	43,044	46,199
Net income (loss) attributable to the noncontrolling interests	1,193	(728)	927	(1,407)
Net income attributable to The Andersons, Inc.	$29,539	$29,199	$42,117	$47,606
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$1.58	$1.57	$2.25	$2.56
Diluted earnings attributable to The Andersons, Inc. common shareholders	$1.57	$1.56	$2.24	$2.54
Dividends paid	$0.1600	$0.1500	$0.3200	$0.3000
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$30,732	$28,471	$43,044	$46,199
Other comprehensive income (loss), net of tax:
Increase (decrease) in estimated fair value of investment in debt securities (net of income tax of $0, $1,126, ($187) and $1,126)	—	(1,884)	303	(1,884)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $693, $895, $925 and $1,135 - Note 1)	1,144	1,497	2,913	1,898
Cash flow hedge activity (net of income tax of $65, $8, $161 and $47)	108	14	138	78
Other comprehensive income (loss)	1,252	(373)	3,354	92
Comprehensive income	31,984	28,098	46,398	46,291
Comprehensive income (loss) attributable to the noncontrolling interests	1,193	(728)	927	(1,407)
Comprehensive income attributable to The Andersons, Inc.	$30,791	$28,826	$45,471	$47,698
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$43,044	$46,199
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	28,184	22,500
Bad debt expense	610	493
Cash distributions (less than) in excess of income of unconsolidated affiliates	(4,333)	9,451
Gains and amortization of deferred gains on sales of railcars and related leases	(14,616)	(8,674)
Excess tax benefit from share-based payment arrangement	(278)	(35)
Deferred income taxes	22,525	4,399
Stock based compensation expense	1,435	2,875
Other	714	62
Changes in operating assets and liabilities:
Accounts receivable	(7,517)	(36,277)
Inventories	331,596	176,766
Commodity derivatives	12,770	(27,790)
Other assets	7,017	1,624
Accounts payable for grain	(404,636)	(261,925)
Other accounts payable and accrued expenses	(76,184)	(63,758)
Net cash used in operating activities	(59,669)	(134,090)
Investing Activities
Purchase of investments	—	(19,996)
Proceeds from redemption of investment	—	19,998
Acquisition of businesses, net of cash acquired	(3,345)	(93,112)
Purchases of railcars	(56,899)	(77,028)
Proceeds from sale of railcars	53,243	16,057
Purchases of property, plant and equipment	(18,549)	(38,171)
Proceeds from sale of property, plant and equipment	137	725
Proceeds from minority investor	—	6,100
Change in restricted cash	(474)	13,007
Net cash used in investing activities	(25,887)	(172,420)
Financing Activities
Net change in short-term borrowings	25,781	238,108
Proceeds from issuance of long-term debt	36,391	106,878
Payments of long-term debt	(34,708)	(30,675)
Proceeds from sale of treasury shares to employees and directors	1,547	1,350
Payments of debt issuance costs	(46)	(72)
Dividends paid	(5,985)	(5,574)
Excess tax benefit from share-based payment arrangement	278	35
Net cash provided by financing activities	23,258	310,050
Increase (decrease) in cash and cash equivalents	(62,298)	3,540
Cash and cash equivalents at beginning of period	138,218	20,390
Cash and cash equivalents at end of period	$75,920	$23,930

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information
Capitalized software costs incurred but not yet paid	$3,839	$—
Purchase of capitalized software through seller-financing	$9,393	$—

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income (loss)					47,606	(1,407)	46,199
Other comprehensive income				92			92
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $675 (140 shares)		1,072	2,478				3,550
Dividends declared ($0.30 per common share)					(5,590)		(5,590)
Balance at June 30, 2012	$96	$180,535	$(12,519)	$(42,998)	$444,539	$19,540	$589,193

Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					42,117	927	43,044
Other comprehensive income				3,354			3,354
Noncontrolling interest						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,099 (85 shares)		773	1,111				1,884
Dividends declared ($0.32 per common share)					(5,999)		(5,999)
Performance share unit dividend equivalents		55			(55)		—
Balance at June 30, 2013	$96	$182,455	$(11,448)	$(42,025)	$506,691	$18,111	$653,880
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2012 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of June 30, 2012 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
Reclassifications Out of Other Comprehensive Income
In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, information about reclassification adjustments from accumulated other comprehensive income to net income in the current periods are presented below.

Changes in Accumulated Other Comprehensive Loss by Component (a)
	For the Three Months Ended June 30, 2013				For the Six Months Ended June 30, 2013

	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(872)	$2,872	$(45,277)	$(43,277)	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	108	—	1,229	1,337	138	303	3,083	3,524
Amounts reclassified from accumulated other comprehensive income	—	—	(85)	(85)	—	—	(170)	(170)
Net current-period other comprehensive income	108	—	1,144	1,252	138	303	2,913	3,354
Ending balance	$(764)	$2,872	$(44,133)	$(42,025)	$(764)	$2,872	$(44,133)	$(42,025)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Reclassifications Out of Accumulated Other Comprehensive Income (a)
	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Tax expense	102	Tax expense
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax

(a) Amounts in parentheses indicate debits to profit/loss.
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6. Employee Benefit Plans footnote for additional details).

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Grain	$303,018	$586,983	$465,453
Ethanol and by-products	17,966	22,927	18,516
Agricultural fertilizer and supplies	71,226	100,175	57,637
Lawn and garden fertilizer and corncob products	23,434	37,292	21,714
Retail merchandise	25,389	25,368	30,685
Railcar repair parts	3,293	3,764	2,777
Other	197	168	309
	$444,523	$776,677	$597,091

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Land	$22,637	$22,258	$19,505
Land improvements and leasehold improvements	65,625	63,013	52,536
Buildings and storage facilities	224,281	214,919	172,354
Machinery and equipment	295,723	287,896	243,216
Software	13,469	12,901	11,204
Construction in progress	44,146	34,965	33,613
	665,881	635,952	532,428
Less accumulated depreciation and amortization	294,165	277,074	266,153
	$371,716	$358,878	$266,275
Depreciation expense on property, plant and equipment amounted to $18.5 million, $27.4 million and $12.0 million for the year-to-date periods ended June 30, 2013, December 31, 2012, and June 30, 2012, respectively.
Railcars
The components of Railcar assets leased to others are as follows:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Railcar assets leased to others	$321,269	$310,614	$332,997
Less accumulated depreciation	78,382	82,284	80,032
	$242,887	$228,330	$252,965
Depreciation expense on railcar assets leased to others amounted to $7.4 million, $15.9 million and $7.8 million for the year-to-date periods ended June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

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
Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Condensed Consolidated Balance Sheets. The Company also nets, by counterparty, the derivative asset and liability positions, for non-exchanged traded futures, options and over-the-counter contracts in the Condensed Consolidated Balance Sheets.
The following table presents at June 30, 2013, December 31, 2012 and June 30, 2012, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2013		December 31, 2012		June 30, 2012
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$33,364	$—	$(13,772)	$—	$151,939	$—
Fair value of derivatives	46,329	—	61,247	—	(106,629)	—
Balance at end of period	$79,693	$—	$47,475	$—	$45,310	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $0.3 million, $7.7 million, and $6.1 million as of June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$98,902	$87	$4,133	$62	$103,184
Commodity derivative liabilities	(10,477)	—	(62,316)	(5,925)	(78,718)
Cash collateral	33,364	—	—	—	33,364
Balance sheet line item totals	$121,789	$87	$(58,183)	$(5,863)	$57,830

	December 31, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$137,119	$2,059	$5,233	$130	$144,541
Commodity derivative liabilities	(20,242)	(153)	(38,510)	(1,264)	(60,169)
Cash collateral	(13,772)	—	—	—	(13,772)
Balance sheet line item totals	$103,105	$1,906	$(33,277)	$(1,134)	$70,600

	June 30, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$89,552	$4,950	$2,943	$9	$97,454
Commodity derivative liabilities	(119,481)	(106)	(32,707)	(463)	(152,757)
Cash collateral	151,939	—	—	—	151,939
Balance sheet line item totals	$122,010	$4,844	$(29,764)	$(454)	$96,636

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$31,068	$(12,900)	$67,436	$(16,557)
At June 30, 2013, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	196,108	—	—	2
Soybeans	26,244	—	—	—
Wheat	21,205	—	—	—
Oats	12,139	—	—	—
Ethanol	—	36,814	—	—
Corn oil	—	—	9,726	—
Other	28	—	—	98
Subtotal	255,724	36,814	9,726	100
Exchange traded:
Corn	105,880	—	—	—
Soybeans	15,610	—	—	—
Wheat	32,050	—	—	—
Oats	4,655	—	—	—
Ethanol	—	12,283	—	—
Other	—	—	—	1
Subtotal	158,195	12,283	—	1
Total	413,919	49,097	9,726	101

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

(in thousands except per common share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to The Andersons, Inc.	$29,539	$29,199	$42,117	$47,606
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	101	146	155	179
Earnings available to common shareholders	$29,438	$29,053	$41,962	$47,427
Earnings per share – basic:
Weighted average shares outstanding – basic	18,663	18,541	18,636	18,522
Earnings per common share – basic	$1.58	$1.57	$2.25	$2.56
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,663	18,541	18,636	18,522
Effect of dilutive awards	117	132	108	166
Weighted average shares outstanding – diluted	18,780	18,673	18,744	18,688
Earnings per common share – diluted	$1.57	$1.56	$2.24	$2.54
There were no antidilutive stock-based awards outstanding at June 30, 2013 or 2012.

6. Employee Benefit Plans
Included as charges against income for the three and six months ended June 30, 2013 and 2012 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits		Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	1,048	1,105	2,114	2,248
Expected return on plan assets	(1,747)	(1,534)	(3,503)	(3,073)
Recognized net actuarial loss	373	299	765	749
Benefit income	$(326)	$(130)	$(624)	$(76)

	Postretirement Benefits		Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$197	$184	$421	$376
Interest cost	338	327	683	660
Amortization of prior service cost	(136)	(136)	(272)	(272)
Recognized net actuarial loss	377	313	737	640
Benefit cost	$776	$688	$1,569	$1,404

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
(in thousands)
Revenues from external customers
Grain	$891,350	$718,911	$1,727,845	$1,418,772
Ethanol	222,240	167,758	421,549	318,428
Plant Nutrient	330,339	308,797	442,241	484,157
Rail	38,601	32,046	84,965	67,905
Turf & Specialty	43,144	43,845	90,331	88,972
Retail	41,290	44,477	72,003	74,733
Total	$1,566,964	$1,315,834	$2,838,934	$2,452,967

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Inter-segment sales
Grain	$1	$—	$333	$1
Plant Nutrient	4,015	5,334	11,712	8,417
Rail	105	208	209	411
Turf & Specialty	841	497	1,840	1,473
Total	$4,962	$6,039	$14,094	$10,302

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Interest expense (income)
Grain	$2,474	$2,687	$6,323	$5,939
Ethanol	280	185	606	209
Plant Nutrient	797	632	1,715	1,342
Rail	1,429	1,156	2,942	2,334
Turf & Specialty	346	312	748	668
Retail	152	157	367	353
Other	(623)	251	(1,442)	(135)
Total	$4,855	$5,380	$11,259	$10,710

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Equity in earnings (loss) of affiliates
Grain	$5,027	$7,505	$12,937	$13,457
Ethanol	4,983	(2,410)	4,877	(4,081)
Plant Nutrient	—	1	—	3
Total	$10,010	$5,096	$17,814	$9,379

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Other income (expense), net
Grain	$(349)	$489	$222	$1,316
Ethanol	199	20	430	36
Plant Nutrient	164	1,010	139	1,128
Rail	702	824	1,648	1,600
Turf & Specialty	175	289	450	490
Retail	100	155	214	279
Other	301	(116)	915	1,068
Total	$1,292	$2,671	$4,018	$5,917

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Income (loss) before income taxes
Grain	$2,053	$15,277	$10,352	$34,712
Ethanol	10,601	(2,105)	13,080	(1,984)
Plant Nutrient	23,240	27,953	22,678	33,781
Rail	9,680	7,199	24,254	15,217
Turf & Specialty	2,195	2,753	6,196	4,955
Retail	1,539	1,428	(1,630)	(1,321)
Other	(2,289)	(5,950)	(6,254)	(10,157)
Noncontrolling interests	1,193	(728)	927	(1,407)
Total	$48,212	$45,827	$69,603	$73,796

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Identifiable assets
Grain	$794,913	$1,076,986	$844,526
Ethanol	207,977	206,975	212,094
Plant Nutrient	240,192	257,980	214,617
Rail	298,525	289,467	310,651
Turf & Specialty	73,343	82,683	66,580
Retail	50,313	51,772	56,986
Other	155,718	216,441	89,320
Total	$1,820,981	$2,182,304	$1,794,774

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
The Andersons Albion Ethanol LLC	$32,047	$30,227	$31,248
The Andersons Clymers Ethanol LLC	34,257	33,119	38,225
The Andersons Marathon Ethanol LLC	34,818	32,996	37,782
Lansing Trade Group, LLC	91,573	92,094	80,052
Other	2,546	2,472	2,303
Total	$195,241	$190,908	$189,610
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

(in thousands)	% ownership at June 30, 2013	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
The Andersons Albion Ethanol LLC	50%	$972	$(215)	$1,916	$418
The Andersons Clymers Ethanol LLC	38%	1,358	(655)	1,139	(1,012)
The Andersons Marathon Ethanol LLC	50%	2,654	(1,540)	1,822	(3,487)
Lansing Trade Group, LLC	49% *	4,873	7,244	12,864	13,160
Other	5%-23%	153	262	73	300
Total		$10,010	$5,096	$17,814	$9,379

 *    This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.

Total distributions received from unconsolidated affiliates were $5.1 million and $13.4 million for the three and six months ended June 30, 2013, respectively.

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

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of June 30, 2013 was $17.7 million.
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
The Company’s current maximum exposure to loss related to IANR is $22.4 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $4.7 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales revenues	$359,759	$259,264	$669,464	$476,076
Service fee revenues (a)	5,814	5,393	11,615	10,872
Purchases of product	183,105	145,569	345,060	294,419
Lease income (b)	1,518	1,855	3,070	3,733
Labor and benefits reimbursement (c)	2,623	3,010	5,266	5,751
Other expenses (d)	395	298	753	503
Accounts receivable at June 30 (e)	24,149	22,111
Accounts payable at June 30 (f)	27,936	20,478

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended June 30, 2013 and 2012, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $162.8 million and $151.9 million, respectively. For the six months ended June 30, 2013 and 2012, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $308.6 million and $294.9 million, respectively. For the quarters ended June 30, 2013 and 2012, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $200.2 million and $165.3 million, respectively. For the six months ended June 30, 2013 and 2012, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $405.1 million and $344.4 million, respectively.
From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012 was $8.6 million, $3.2 million, and $1.1 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012 was $0.6 million, $0.3 million, and $1.8 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013, December 31, 2012 and June 30, 2012:

(in thousands)	June 30, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$32,272	$—	$—	$32,272
Restricted cash	872	—	—	872
Commodity derivatives, net (c)	79,006	(21,176)	—	57,830
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (a)	8,837	(726)	—	8,111
Total	$120,987	$(21,902)	$17,710	$116,795

(in thousands)	December 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$78,674	$—	$—	$78,674
Restricted cash	398	—	—	398
Commodity derivatives, net (c)	46,966	23,634	—	70,600
Convertible preferred securities (b)	—	—	17,220	17,220
Other assets and liabilities (a)	7,813	(2,109)	—	5,704
Total	$133,851	$21,525	$17,220	$172,596

(in thousands)	June 30, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$104	$—	$—	$104
Restricted cash	5,644	—	—	5,644
Commodity derivatives, net (c)	48,558	48,078	—	96,636
Convertible preferred securities (b)	—	—	17,350	17,350
Other assets and liabilities (a)	7,182	(2,022)	—	5,160
Total	$61,488	$46,056	$17,350	$124,894

(a)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

(c)	Includes associated cash posted/received as collateral

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2013			2012
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$—	$17,220	$—	$(2,178)	$20,360	$2,467
Unrealized gains included in other comprehensive income	—	490	—	—	—	—
Transfers to level 2	—	—	—	2,178	—	(2,467)
Asset at March 31,	$—	$17,710	$—	$—	$20,360	$—
Unrealized losses included in other comprehensive income	—	—	—	—	(3,010)	—
Asset at June 30,	$—	$17,710	$—	$—	$17,350	$—

In accordance with ASU 2011-04, the following table summarizes information about the Company's Level 3 fair value measurements as of June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
				Range
(in thousands)	Fair Value as of June 30, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$17,710	Market Approach	EBITDA Multiples	5.50	7.00	6.60

		Income Approach	Discount Rate	17.0%	17.0%	17.0%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	June 30, 2013	December 31, 2012
Fair value of long-term debt	$458,025	$459,397
Fair value in excess of carrying value	3,909	17,009
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2012 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At June 30, 2013, the Company had a total of $771.9 million available for borrowing under its lines of credit. The Company was in compliance with all financial and non-financial covenants as of June 30, 2013.
The Company’s short-term and long-term debt at June 30, 2013, December 31, 2012 and June 30, 2012 consisted of the following:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Borrowings under short-term line of credit – nonrecourse	$—	$4,219	$1,608
Borrowings under short-term line of credit – recourse	50,000	20,000	308,000
Total borrowings under short-term line of credit	$50,000	$24,219	$309,608
Current maturities of long -term debt – nonrecourse	$3,274	$2,496	$1,385
Current maturities of long-term debt – recourse	41,822	12,649	28,262
Total current maturities of long-term debt	$45,096	$15,145	$29,647
Long-term debt, less current maturities – nonrecourse	$19,621	$20,067	$32,544
Long-term debt, less current maturities – recourse	389,399	407,176	285,104
Total long-term debt, less current maturities	$409,020	$427,243	$317,648

11. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions.
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

12. Business Acquisitions

There were no business acquisitions completed in the first six months of 2013.

Prior Year Business Acquisitions

On December 3, 2012, the Company completed the purchase of a majority of the grain and agronomy assets of Green Plains Grain Company ("GPG"), a subsidiary of Green Plains Renewable Energy, Inc. for a purchase price of $120.2 million, which included a $3.3 million payable to the acquiree that was outstanding as of December 31, 2012 and paid in January 2013. The various facilities located in Iowa and Tennessee have a combined grain storage capacity of more than 32.0 million bushels and 12,000 tons of nutrient storage.
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

The goodwill recognized as a result of the NEG acquisition is $6.7 million and is included in the Plant Nutrient segment. The goodwill relates to the value of proprietary products and processes as well as an assembled workforce.

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
The summarized purchase price allocation is as follows:

(in thousands)
Inventory	$3,757
Intangible assets	1,000
Goodwill	1,985
Property, plant and equipment	3,941
Total purchase price	$10,683
The goodwill recogized as a result of the Mt. Pulaski acquisition is $2.0 million, for which the full amount is deductible for tax purposes, and is included in the Turf & Specialty segment. The goodwill relates to expected synergies from combining operations as well as an assembled workforce.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademark	$300	Indefinite
Customer list	600	10 years
Noncompete agreement	100	7 years
Total identifiable intangible assets	$1,000	10 years *
*weighted average number of years

13. Income Taxes

For the three months ended June 30, 2013, the income tax effective rate was 36.3%. For the three months ended June 30, 2012, the income tax effective rate was 37.9%. The decrease in the effective tax rate was due primarily to income attributable to the noncontrolling interests that did not increase taxes.

For the six months ended June 30, 2013, the income tax effective rate was 38.2%. For the six months ended June 30, 2012, the income tax effective rate was 37.4%. The increase in the effective tax rate was due primarily to decreased benefits related to domestic production activities and a correction made with respect to the accounting for the other comprehensive income portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.
The Company's 2013 income tax provision includes deferred tax expense of $1.4 million due to a correction of other comprehensive income related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements. As a result of the correction of the error, deferred income tax expense for the six months ended June 30, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million.

The Company made tax payments of $3.3 million during the three months ended June 30, 2013.

14. Subsequent Event

On July 31, 2013, the Company, along with Lansing Trade Group LLC established joint ventures that acquired 100% percent of the stock of Thompsons Limited for a purchase price of $145 million plus an adjustment for excess working capital. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2012 Form 10-K, have not materially changed during the first and second quarters of 2013.
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
Grain inventories on hand at June 30, 2013 were 48.9 million bushels, of which 2.5 million bushels were stored for others. This compares to 57.9 million bushels on hand at June 30, 2012, of which 1.2 million bushels were stored for others.
Cool and wet conditions in the spring and early summer delayed planting progress in some areas. Although conditions for corn were delayed, they have benefited from ample rain. However, soybeans have suffered from the excess moisture and will need the right mix of precipitation and temperatures in August and September in order to reach normal yields. Our geographies can still expect good to very good harvests if the weather is favorable going forward. Approximately 98% of wheat has been harvested thus far. While wheat quantities appear to be satisfactory, qualities have been impacted by the excess moisture and are likely to negatively impact space income from wheat.
According to the U.S. Department of Agriculture, in the states where we have grain storage facilities, 22% of the corn is rated good to excellent, compared to 17% at the same time last year. Soybeans rated as good to excellent were an average of 16% compared to 21% at this same time last year.

On July 31, 2013, the Company, along with Lansing Trade Group LLC established joint ventures that acquired 100% percent of the stock of Thompsons Limited for a purchase price of $145 million plus an adjustment for working capital at closing. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota.

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
Gasoline demand increased during the second quarter along with ethanol prices which had a favorable impact on ethanol margins. Earnings realized from our ethanol LLC investments were positive for the quarter and six months ended June 30, 2013. At this time, we have some future production and required inputs under contract at positive margins, although the potential still exists for negative margins in the third quarter due to limitations in corn availability.
Ethanol volumes shipped for the three and six months ended June 30, 2013 and 2012 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Ethanol (gallons shipped)	69,881	66,381	139,716	125,445
E-85 (gallons shipped)	6,626	5,094	10,347	9,241
Corn Oil (pounds shipped)	21,609	14,502	38,856	23,556
DDG (tons shipped)	262	258	524	486
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

Storage capacity at our wholesale nutrient and farm center facilities was approximately 470,000 tons for dry nutrients and approximately 397,000 tons for liquid nutrients at June 30, 2013.
Fertilizer tons sold (including sales and service tons) for the three and six months ended June 30, 2013 were 0.8 million tons and 1.1 million tons, respectively, compared to the three and six months ended June 30, 2012 of 0.7 million tons and 1.2 million tons. Volume for the period was good considering the prolonged wet weather experienced in May and June. However, the harvest is anticipated to be later this year, which could be unfavorable for early third quarter nutrient application.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
In the second quarter, Rail had gains on sales of railcars and related leases in the amount of $4.4 million compared to $2.4 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2013 were 23,245 compared to 23,107 at June 30, 2012. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased slightly from 84.7% to 85.7% for the quarters ended June 30, 2012 and 2013.
The Rail Group continues to add cars to the fleet and look for potential opportunities in the repair business.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Sales and merchandising revenues	$1,566,964	$1,315,834	$2,838,934	$2,452,967
Cost of sales and merchandising revenues	1,463,735	1,213,184	2,656,432	2,264,447
Gross profit	103,229	102,650	182,502	188,520
Operating, administrative and general expenses	61,464	59,210	123,472	119,310
Interest expense	4,855	5,380	11,259	10,710
Equity in earnings of affiliates	10,010	5,096	17,814	9,379
Other income, net	1,292	2,671	4,018	5,917
Income before income taxes	48,212	45,827	69,603	73,796
Income (loss) attributable to noncontrolling interests	1,193	(728)	927	(1,407)
Income before income taxes attributable to The Andersons, Inc.	$47,019	$46,555	$68,676	$75,203

Comparison of the three months ended June 30, 2013 with the three months ended June 30, 2012:
Grain Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$891,350	$718,911
Cost of sales and merchandising revenues	869,258	692,471
Gross profit	22,092	26,440
Operating, administrative and general expenses	22,243	16,470
Interest expense	2,474	2,687
Equity in earnings of affiliates	5,027	7,505
Other income (expense), net	(349)	489
Income before income taxes	$2,053	$15,277

Second quarter operating results for the Grain Group decreased $13.2 million from the results of the same period last year. Sales and merchandising revenues increased $172.4 million and is primarily the result of an increase in the volume of bushels shipped for corn and wheat. Cost of sales and merchandising revenues increased $176.8 million compared to the second quarter of 2012 and was also driven by higher volume. Gross profit is down $4.3 million from June 2012 and is primarily a result of lower wheat basis appreciation, a component of space income. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price. The business acquisition in the fourth quarter of 2012 added approximately $4.8 million of gross profit in the second quarter.

Operating expenses increased $5.8 million compared to the same period in 2012 due to added operating expenses of the new locations acquired in the fourth quarter of last year. The largest increases in expense are employee related expenses as well as depreciation expense due to the increase in investing activities. Interest expense did not change significantly. Equity in earnings of affiliates decreased $2.5 million from the same period in 2012, primarily due to the lower performance of the investment in LTG. Other income is lower in the current year due to certain foreign exchange losses incurred during the quarter.
Ethanol Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising and service fee revenues	$222,240	$167,758
Cost of sales and merchandising revenues	212,591	165,833
Gross profit	9,649	1,925
Operating, administrative and general expenses	2,757	2,183
Interest expense	280	185
Equity in earnings (loss) of affiliates	4,983	(2,410)
Other income, net	199	20
Income (loss) before income taxes	11,794	(2,833)
Income (loss) attributable to noncontrolling interests	1,193	(728)
Income (loss) before income taxes attributable to The Andersons, Inc.	$10,601	$(2,105)

Operating results for the Ethanol Group improved $12.7 million from the results of the same period last year. Sales and merchandising and service fee revenues increased $54.5 million and is primarily due to an increase in both the gallons sold and the average price per gallon of ethanol sold. Sales of ethanol co-products also contributed to the significant increase over the second quarter of 2012. In addition, TADE sales began on May 1, 2012, accounting for a portion of the increase from 2012. The increase in cost of sales primarily relates to the increase in volume as corn costs have actually declined. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol which contributed to more favorable margins. There was also an increase in ethanol service fees for the quarter.

Operating expenses increased $0.6 million over the same period last year primarily due to employee related expenses. There were no significant changes in interest expense and other income. Equity in earnings of affiliates improved $7.4 million and relates to improved earnings from our unconsolidated ethanol LLC investments. The ethanol plants performance was favorably impacted by higher ethanol margins resulting from declining corn costs and higher demand for ethanol.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$330,339	$308,797
Cost of sales and merchandising revenues	293,138	267,140
Gross profit	37,201	41,657
Operating, administrative and general expenses	13,328	14,083
Interest expense	797	632
Equity in earnings of affiliates	—	1
Other income, net	164	1,010
Income before income taxes	$23,240	$27,953

Operating results for the Plant Nutrient Group decreased $4.7 million from the same period last year. During the first quarter, certain agronomy assets from the Green Plains Grain Company business acquisition completed in the fourth quarter of 2012, were reclassified from the Grain segment to the Plant Nutrient segment. The impact on second quarter 2013 operating results of the Plant Nutrient Group was a loss of $0.2 million. Sales and merchandising revenues increased $21.5 million due primarily to an increase in volume, including $19.4 million in sales from the business acquisition previously mentioned. The $26.0 million increase in cost of sales and merchandising revenues is due to an increase in volume, mainly due to growth from the acquisition. In regards to the decrease in gross profit of $4.5 million, volume was up but gross profit per ton was down. Margins for most nutrients are lower due to the market being flat with little price appreciation, and the reluctance of our dealer and farmer customers to purchase products ahead of need.

Operating expenses were lower for the three month period ended June 30, 2013 compared to the same period in 2012. The decrease is due to a decline in performance incentive expense as a result of lower performance and a increase in overhead absorption credits resulting from higher volume. There were no significant changes in interest expense and equity in earnings of affiliates. Other income was higher in the prior year quarter primarily due to gains recognized on assets that were involuntarily converted.
Rail Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$38,601	$32,046
Cost of sales and merchandising revenues	24,044	20,483
Gross profit	14,557	11,563
Operating, administrative and general expenses	4,150	4,032
Interest expense	1,429	1,156
Other income, net	702	824
Income before income taxes	$9,680	$7,199

Operating results for the Rail Group improved by $2.5 million compared to the results from the same period last year. Car sales increased $6.3 million, leasing revenues increased $0.8 million and sales in the repair facilities decreased $0.5 million quarter over quarter. The increase in car sales is due to higher volume and the increase in leasing revenues is primarily attributed to favorable lease rates. Cost of sales and merchandising revenues increased $3.6 million compared to the same period last year primarily as a result of higher volume of car sales.

Rail gross profit increased by $3.0 million compared to the second quarter of 2012. Gross profit on car sales increased $2.0 million primarily as a result of higher volume of nonrecourse transactions. Gross profit in the leasing business increased $1.5 million and is attributed to improved lease rates. Gross profit in the repair facilities decreased $0.5 million due to lower volume of activity, as margins remained fairly consistent from period to period.

Operating expenses are comparable quarter over quarter. There were no significant changes in interest expense or other income compared to the same period last year.
Turf & Specialty Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$43,144	$43,845
Cost of sales and merchandising revenues	35,823	36,355
Gross profit	7,321	7,490
Operating, administrative and general expenses	4,955	4,714
Interest expense	346	312
Other income, net	175	289
Income before income taxes	$2,195	$2,753

Operating income for the Turf & Specialty Group decreased $0.6 million for the second quarter of 2013 compared to results from the same period last year, despite the acquisition of substantially all of the assets of the Mt. Pulaski cob mill business in the fourth quarter of 2012. Sales and merchandising revenues decreased $0.7 million primarily due to a volume decrease in the lawn business although total tons sold was up approximately 5% quarter over quarter. The acquisition previously mentioned impacted revenues in the second quarter of 2013 in the amount of $2.7 million. Consistent with the drop in revenues, cost of sales and merchandising revenues decreased $0.5 million compared to the same period last year and was driven by lawn business volume decreases and a 6% decrease in the average cost per ton sold as compared to the prior year quarter. Gross profit decreased $0.2 million due to a 7% decrease in the gross profit per ton sold in spite of increased volume.

There were no significant fluctuations in operating expenses, interest expense and other income quarter over quarter.
Retail Group

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$41,290	$44,477
Cost of sales and merchandising revenues	28,881	30,902
Gross profit	12,409	13,575
Operating, administrative and general expenses	10,818	12,145
Interest expense	152	157
Other income, net	100	155
Income before income taxes	$1,539	$1,428

Operating income for the Retail Group increased to $1.5 million which is comparable with the results of the same period last year. Sales and merchandising revenues decreased $3.2 million. The average sale per customer and customer count were both down quarter over quarter. Cost of sales and merchandising revenues decreased $2.0 million and gross profit decreased $1.2 million and was also driven by lower volume. The majority of these changes are due to the closure of the Woodville, Ohio store in the first quarter of 2013.

Operating expenses were $1.3 million lower than the comparable period last year primarily due to lower labor and benefits and advertising expenses due to the the closure of the Woodville store in the first quarter of 2013. There were no significant changes in interest expense and other income quarter over quarter.

Other

	Three months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	3,213	5,583
Interest (income) expense	(623)	251
Other income (expense), net	301	(116)
Loss before income taxes	$(2,289)	$(5,950)

Net corporate operating loss not allocated to business segments produced a loss of $2.3 million for the quarter ended June 30, 2013. Operating expenses were higher in the second quarter of 2012 due to higher employee benefit related expenses and the initial expenses incurred related to the phased implementation of an enterprise resource planning system. Interest income increased due to mark-to-market gains on interest rate derivative contracts.

The Company anticipates that its 2013 annual effective rate will be 38.5%. The Company's actual 2012 effective tax rate was 37.1%. The higher effective rate for 2013 is due to decreased benefits related to domestic production activities and a correction made in the first quarter with respect to the accounting for the other comprehensive income portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.

Comparison of the six months ended June 30, 2013 with the six months ended June 30, 2012:
Grain Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$1,727,845	$1,418,772
Cost of sales and merchandising revenues	1,680,903	1,359,731
Gross profit	46,942	59,041
Operating, administrative and general expenses	43,426	33,163
Interest expense	6,323	5,939
Equity in earnings of affiliates	12,937	13,457
Other income, net	222	1,316
Income before income taxes	$10,352	$34,712

Operating results for the Grain Group decreased $24.4 million from the results of the same period last year. Sales and merchandising revenues increased $309.1 million and is primarily the result of an increase in the volume of bushels shipped (including newly acquired facilities) and to a lesser extent an increase in the average price per bushel sold for corn, soybeans and oats. Cost of sales and merchandising revenues increased $321.2 million and is consistent with the increase in sales volume. Gross profit decreased $12.1 million from the first six months of 2012 and relates primarily to a decrease in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses increased $10.3 million over the same period in 2012 due to an increase in labor related to organizational growth, depreciation expense due to increased capital investment, professional services and bad debt expense related to certain accounts. Interest expense did not change significantly period over period. Equity in earnings of affiliates decreased $0.5 million over the same period in 2012 and relates to income from the investment in LTG. Other income is lower in the current year due to certain foreign exchange losses realized during the second quarter.

Ethanol Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising and service fee revenues	$421,549	$318,428
Cost of sales and merchandising revenues	407,095	313,730
Gross profit	14,454	4,698
Operating, administrative and general expenses	5,148	3,835
Interest expense	606	209
Equity in earnings (loss) of affiliates	4,877	(4,081)
Other income, net	430	36
Income (loss) before income taxes	14,007	(3,391)
Income (loss) attributable to noncontrolling interests	927	(1,407)
Income (loss) before income taxes attributable to The Andersons, Inc.	$13,080	$(1,984)

Operating results for the Ethanol Group increased $15.1 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $103.1 million as a result of an increase in both volume and average price per gallon sold, as well as higher sales of ethanol co-products. In addition, TADE sales began on May 1, 2012, accounting for a portion of the increase from 2012. The increase in cost of sales primarily relates to higher volume of ethanol and co-products sold. Gross profit increased $9.8 million over the first six months of 2012 due to improvements in margins from declining corn costs and higher ethanol demand and price. Ethanol service fee income has also contributed to the increase in gross profit as certain fees earned are based on a percentage of sales.

Operating expenses increased $1.3 million over the six months ended June 30, 2012 primarily due to labor related expenses including performance incentives and the TADE acquisition. Equity in earnings of affiliates increased $9.0 million over the same period in 2012 and relates to income from the investment in three ethanol LLCs. Interest expense and other income did not fluctuate significantly period over period.
Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$442,241	$484,157
Cost of sales and merchandising revenues	391,091	421,182
Gross profit	51,150	62,975
Operating, administrative and general expenses	26,896	28,983
Interest expense	1,715	1,342
Equity in earnings of affiliates	—	3
Other income, net	139	1,128
Income before income taxes	$22,678	$33,781

Operating results for the Plant Nutrient Group decreased $11.1 million from the same period last year. Sales and merchandising revenues decreased $41.9 million due to a decrease in both the average price per ton sold and volume in the wholesale nutrient business. Cost of sales and merchandising revenues decreased by $30.1 million driven by the decline in volume and the average cost per ton sold. Gross profit decreased $11.8 million primarily as a result of lower margin per ton sold and to a lesser extent a decline in volume.

Operating expenses decreased $2.1 million due to a decrease in labor and benefits, including performance incentives and in spite of the expenses of the newly acquired facilities. Other income was higher in the first half of 2012 due to gains recognized on assets that were involuntarily converted. There were no significant changes in equity in earnings of affiliates and interest expense.

Rail Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$84,965	$67,905
Cost of sales and merchandising revenues	51,429	43,777
Gross profit	33,536	24,128
Operating, administrative and general expenses	7,988	8,177
Interest expense	2,942	2,334
Other income, net	1,648	1,600
Income before income taxes	$24,254	$15,217

Operating results for the Rail Group increased $9.0 million compared to the results of the same period last year. Leasing revenues increased $1.7 million, sales in the repair facilities increased $1.5 million and car sales increased $13.9 million. The increase in revenues is attributable to higher lease rates, as well as having more cars in service. Cost of sales and merchandising revenues increased $7.7 million primarily as a result of the higher volume of car sales.

Gross profit increased $9.4 million compared to the first six months of 2012. Gross profit in the leasing business increased $4.4 million and is attributed to favorable lease rates compared to the same period last year. Gross profit on car sales increased $5.0 million and is due to higher volume of non-recourse lease transactions.

Interest expense increased $0.6 million from the same period last year due to a greater amount of borrowing. Operating expenses and other income did not change significantly period over period.
Turf & Specialty Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$90,331	$88,972
Cost of sales and merchandising revenues	73,992	73,483
Gross profit	16,339	15,489
Operating, administrative and general expenses	9,845	10,356
Interest expense	748	668
Other income, net	450	490
Income before income taxes	$6,196	$4,955

Operating results for the Turf & Specialty Group increased $1.2 million over the results of the same period last year. Sales and merchandising revenues increased by $1.4 million and was driven by higher sales volume in the cob business, partially offset by a decrease in the average selling price and decreased volume in the lawn business partly offset by an increase in price. The impact of the acquisition of Mt. Pulaski in the fourth quarter of 2012 added approximately $5.3 in year-to-date revenues. Cost of sales and merchandising revenues only increased $0.5 million over the first half of 2012 due to a 4% decline in the average cost per ton. Gross profit increased $0.8 million due to favorable product mix.

Operating expenses were lower in the first half of 2013 compared to the same period last year despite the expenses added by Mt. Pulaski. There were charges incurred in the first half of 2012 related to insurance claims that did not occur in 2013, in addition to cost savings generated from process efficiencies and waste elimination initiatives that are now being realized. There were no significant changes in interest expense and other income.

Retail Group

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$72,003	$74,733
Cost of sales and merchandising revenues	51,922	52,544
Gross profit	20,081	22,189
Operating, administrative and general expenses	21,558	23,436
Interest expense	367	353
Other income, net	214	279
Loss before income taxes	$(1,630)	$(1,321)

The operating loss for the Retail Group has increased $0.3 million compared to the first six months of 2012. Sales and merchandising revenues decreased $2.7 million due to a decrease in both customer counts and average sale per customer, as well as the closure of the Woodville store in the first quarter of 2013. Cost of sales and merchandising revenues was $0.6 million lower and gross profit decreased $2.1 million primarily as a result of lower store traffic.

Operating expenses decreased $1.9 million mainly as a result of lower labor and benefits and maintenance, which is partly attributable to the closing of the Woodville store as mentioned above. There were no significant changes in interest expense and other income.
Other

	Six months ended June 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	8,611	11,360
Interest income	(1,442)	(135)
Other income, net	915	1,068
Loss before income taxes	$(6,254)	$(10,157)

Net corporate operating loss not allocated to business segments decreased $3.9 million to a loss of $6.3 million for the year-to-date period ended June 30, 2013. Operating expenses were lower as there has been no expense related to stock awards as no grants were issued in the first half this year and are not anticipated to be granted until the fourth quarter of 2013. Interest income increased $1.3 million over the same period last year mainly due to mark-to-market gains on interest rate derivative contracts. Other income did not change significantly period over period.

The Company anticipates that its 2013 annual effective rate will be 38.5%. The Company's actual 2012 effective tax rate was 37.1%. The higher effective rate for 2013 is due to decreased benefits related to domestic production activities and the correction made in the first quarter with respect to the accounting for the other comprehensive income portion of the Company's retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources
Working Capital
At June 30, 2013, we had working capital of $308.9 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2013	June 30, 2012	Variance
Current Assets:
Cash and cash equivalents	$75,920	$23,930	$51,990
Restricted cash	872	5,644	(4,772)
Accounts receivables, net	216,432	205,046	11,386
Inventories	444,523	597,091	(152,568)
Commodity derivative assets – current	121,789	122,010	(221)
Deferred income taxes	2,797	18,784	(15,987)
Other current assets	44,936	38,535	6,401
Total current assets	907,269	1,011,040	(103,771)
Current Liabilities:
Borrowing under short-term line of credit	50,000	309,608	(259,608)
Accounts payable for grain	178,017	129,979	48,038
Other accounts payable	183,971	148,497	35,474
Customer prepayments and deferred revenue	25,621	55,912	(30,291)
Commodity derivative liabilities – current	58,183	29,764	28,419
Accrued expenses and other current liabilities	57,456	51,283	6,173
Current maturities of long-term debt	45,096	29,647	15,449
Total current liabilities	598,344	754,690	(156,346)
Working capital	$308,925	$256,350	$52,575
In comparison to June 30, 2012, current assets decreased primarily as a result of lower inventory levels driven by a decrease in ownership bushels in beans and wheat. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. The decrease in restricted cash is due to release of proceeds from the industrial revenue bond utilized for the construction of a grain elevator in Anselmo, Nebraska. The decrease in deferred income tax assets is due to a tax deduction that was taken during the second quarter related to the cash payment made to Cargill for the marketing agreement that ended in May 2013. Current liabilities decreased primarily due to lower borrowings on the short-term line of credit, which fluctuates with the funding of margin calls on commodity contracts. Customer prepayments and deferred revenue have decreased significantly due to the payout of a liability to Cargill for the marketing agreement that was settled in May 2013. These significant decreases were partially offset by increases in accounts payable for grain and other accounts payable. Accounts payable for grain has increased due to additional volume from newly acquired facilities. The increase in accounts payable other than grain is being driven by higher purchases within the Plant Nutrient business and other corporate expenses related to the implementation of an enterprise resource planning system.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $59.7 million in the first six months of 2013 compared to net cash used in operating activities of $134.1 million in the first six months of 2012.
Income tax payments were made in the second quarter in the amount of $3.3 million. We expect to make additional payments totaling approximately $25 million for the remainder of 2013.
Investing Activities
Total capital spending for 2013 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $72.5 million. In addition to spending on conventional property, plant and equipment, we expect to spend $100 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $85 million. Through June 30, 2013, we invested $56.9 million in the purchase of additional railcars, partially offset by proceeds from sales of $53.2 million.
Financing Activities
We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $771.9 million remaining available for borrowing at June 30, 2013. Peak short-term borrowings to date were $315.0 million on January 22, 2013. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and retail businesses.

We paid $0.15 per common share for the dividends paid in January, April, July and October 2012, and $0.16 per common share for the dividends paid in January and April 2013. On May 10, 2013, we declared a cash dividend of $0.16 per common share payable on July 22, 2013 to shareholders of record on July 1, 2013. In the first half of 2013, we did not grant any equity-based compensation awards. During the first six months of 2012, we granted approximately 166 thousand shares to employees and directors under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2013. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and locomotive assets.
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

The following table describes our railcar and locomotive positions at June 30, 2013:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	305
Owned-railcar assets leased to others	On balance sheet – non-current	14,726
Railcars leased from financial intermediaries	Off balance sheet	4,310
Railcars – non-recourse arrangements	Off balance sheet	3,809
Total Railcars		23,150
Locomotive assets leased to others	On balance sheet – non-current	52
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	39
Total Locomotives		95
In addition, we manage 359 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2013.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. As of December 31, 2012, we did not maintain adequate segregation of duties for multiple individuals who had access to create and post journal entries across substantially all of the Company. Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that the entries were appropriately recorded and reviewed for validity, accuracy and completeness for substantially all of the key accounts and disclosures. This control deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2012, which was not fully remediated as of June 30, 2013.
Based on the foregoing, the management concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 9, 2013	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.