Form 10-Q
period 2013-09-30
ANDERSONS INC
filed 2013-11-12
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 18.7 million  common shares outstanding, no par value, at October 31, 2013.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$134,441	$138,218	$80,370
Restricted cash	164	398	160
Accounts receivable, net	178,970	208,877	199,158
Inventories (Note 2)	429,017	776,677	682,292
Commodity derivative assets – current	105,390	103,105	166,264
Deferred income taxes	5,254	15,862	20,627
Other current assets	42,278	54,016	41,568
Total current assets	895,514	1,297,153	1,190,439
Other assets:
Commodity derivative assets – noncurrent	5	1,906	7,047
Goodwill	58,554	51,418	19,226
Other assets, net	52,177	53,711	48,575
Equity method investments	262,643	190,908	190,057
	373,379	297,943	264,905
Railcar assets leased to others, net (Note 3)	233,024	228,330	252,702
Property, plant and equipment, net (Note 3)	380,374	358,878	283,394
Total assets	$1,882,291	$2,182,304	$1,991,440

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$—	$24,219	$275,522
Accounts payable for grain	241,575	582,653	250,066
Other accounts payable	200,664	165,201	204,347
Customer prepayments and deferred revenue	23,974	105,410	77,278
Commodity derivative liabilities – current	88,234	33,277	43,589
Accrued expenses and other current liabilities	63,900	66,902	53,631
Current maturities of long-term debt (Note 10)	44,232	15,145	32,655
Total current liabilities	662,579	992,807	937,088
Other long-term liabilities	17,129	18,406	14,083
Commodity derivative liabilities – noncurrent	9,636	1,134	590
Employee benefit plan obligations	49,768	53,131	49,478
Long-term debt, less current maturities (Note 10)	381,018	427,243	312,404
Deferred income taxes	91,869	78,138	75,377
Total liabilities	1,211,999	1,570,859	1,389,020
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 19,198 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	183,273	181,627	180,998
Treasury shares at cost (456, 554 and 557 shares at 9/30/13, 12/31/12 and 9/30/12, respectively)	(11,327)	(12,559)	(12,541)
Accumulated other comprehensive loss	(41,586)	(45,379)	(42,607)
Retained earnings	520,848	470,628	458,627
Total shareholders’ equity of The Andersons, Inc.	651,304	594,413	584,573
Noncontrolling interests	18,988	17,032	17,847
Total equity	670,292	611,445	602,420
Total liabilities and equity	$1,882,291	$2,182,304	$1,991,440
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales and merchandising revenues	$1,181,374	$1,138,402	$4,020,308	$3,591,369
Cost of sales and merchandising revenues	1,108,228	1,060,086	3,764,660	3,324,533
Gross profit	73,146	78,316	255,648	266,836
Operating, administrative and general expenses	69,193	58,029	192,665	177,339
Interest expense	5,348	5,482	16,607	16,192
Other income:
Equity in earnings of affiliates	22,177	6,027	39,991	15,406
Other income, net	7,605	3,492	11,623	9,409
Income before income taxes	28,387	24,324	97,990	98,120
Income tax provision	10,348	9,133	36,907	36,730
Net income	18,039	15,191	61,083	61,390
Net income (loss) attributable to the noncontrolling interests	878	(1,693)	1,805	(3,100)
Net income attributable to The Andersons, Inc.	$17,161	$16,884	$59,278	$64,490
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.92	$0.91	$3.17	$3.47
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.91	$0.90	$3.15	$3.43
Dividends paid	$0.16	$0.15	$0.48	$0.45
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$18,039	$15,191	$61,083	$61,390
Other comprehensive income (loss), net of tax:
Increase (decrease) in estimated fair value of investment in debt securities (net of income tax of $0, $0, ($187) and $1,126)	—	—	303	(1,884)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $232, $209, $1,157 and $1,343 - Note 1)	383	350	3,296	2,248
Cash flow hedge activity (net of income tax of $33, $25, $195 and $71)	56	41	194	119
Other comprehensive income (loss)	439	391	3,793	483
Comprehensive income	18,478	15,582	64,876	61,873
Comprehensive income (loss) attributable to the noncontrolling interests	878	(1,693)	1,805	(3,100)
Comprehensive income attributable to The Andersons, Inc.	$17,600	$17,275	$63,071	$64,973
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2013	2012
Operating Activities
Net income	$61,083	$61,390
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	41,635	35,330
Bad debt expense	700	1,118
Cash distributions (less than) in excess of income of unconsolidated affiliates	(22,486)	8,984
Gains and amortization of deferred gains on sales of railcars and related leases	(17,376)	(22,260)
Excess tax benefit from share-based payment arrangement	(602)	(39)
Deferred income taxes	24,185	6,893
Stock based compensation expense	2,337	3,303
Other	3	(106)
Changes in operating assets and liabilities:
Accounts receivable	29,468	(31,522)
Inventories	348,172	91,035
Commodity derivatives	63,074	(60,286)
Other assets	(263)	(4,211)
Accounts payable for grain	(341,078)	(141,839)
Other accounts payable and accrued expenses	(59,891)	13,483
Net cash provided by (used in) operating activities	128,961	(38,727)
Investing Activities
Purchase of investments	(49,249)	(19,996)
Proceeds from redemption of investment	—	19,998
Acquisition of businesses, net of cash acquired	(11,148)	(92,686)
Purchases of railcars	(71,554)	(102,853)
Proceeds from sale of railcars	87,620	57,315
Purchases of property, plant and equipment	(31,355)	(51,682)
Proceeds from sale of property, plant and equipment	351	817
Proceeds from minority investor	—	6,100
Change in restricted cash	233	18,491
Net cash used in investing activities	(75,102)	(164,496)
Financing Activities
Net change in short-term borrowings	(24,219)	204,022
Proceeds from issuance of long-term debt	53,794	125,076
Payments of long-term debt	(80,473)	(58,820)
Proceeds from sale of treasury shares to employees and directors	1,687	1,366
Payments of debt issuance costs	(46)	(110)
Dividends paid	(8,981)	(8,370)
Excess tax benefit from share-based payment arrangement	602	39
Net cash provided by (used in) financing activities	(57,636)	263,203
Increase (decrease) in cash and cash equivalents	(3,777)	59,980
Cash and cash equivalents at beginning of period	138,218	20,390
Cash and cash equivalents at end of period	$134,441	$80,370

	Nine months ended September 30,
	2013	2012
Supplemental disclosure of cash flow information
Capital project costs incurred but not yet paid	$5,477	$2,635
Purchase of capitalized software through seller-financing	$10,477	$6,102

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2011	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income (loss)					64,490	(3,100)	61,390
Other comprehensive income				483			483
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $678 (139 shares)		1,535	2,456				3,991
Dividends declared ($0.45 per common share)					(8,386)		(8,386)
Balance at September 30, 2012	$96	$180,998	$(12,541)	$(42,607)	$458,627	$17,847	$602,420

Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					59,278	1,805	61,083
Other comprehensive income				3,793			3,793
Noncontrolling interest						151	151
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,201 (98 shares)		1,591	1,232				2,823
Dividends declared ($0.48 per common share)					(9,003)		(9,003)
Performance share unit dividend equivalents		55			(55)		—
Balance at September 30, 2013	$96	$183,273	$(11,327)	$(41,586)	$520,848	$18,988	$670,292
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.
The year-end Condensed Consolidated Balance Sheet data at December 31, 2012 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of September 30, 2012 has been included as the Company operates in several seasonal industries.
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

Changes in Accumulated Other Comprehensive Loss by Component (a)
	For the three months ended September 30, 2013				For the nine months ended September 30, 2013

	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(764)	$2,872	$(44,133)	$(42,025)	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	56	—	468	524	194	303	3,551	4,048
Amounts reclassified from accumulated other comprehensive income	—	—	(85)	(85)	—	—	(255)	(255)
Net current-period other comprehensive income	56	—	383	439	194	303	3,296	3,793
Ending balance	$(708)	$2,872	$(43,750)	$(41,586)	$(708)	$2,872	$(43,750)	$(41,586)
(a) All amounts are net of tax. Amounts in parentheses indicates debits

Reclassifications Out of Accumulated Other Comprehensive Income (a)
	For the three months ended September 30, 2013		For the nine months ended September 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Tax expense	153	Tax expense
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6. Employee Benefit Plans footnote for additional details).

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Grain	$264,104	$586,983	$504,484
Ethanol and by-products	11,178	22,927	17,277
Agricultural fertilizer and supplies	94,035	100,175	101,896
Lawn and garden fertilizer and corncob products	29,364	37,292	24,709
Retail merchandise	25,716	25,368	30,767
Railcar repair parts	4,421	3,764	2,852
Other	199	168	307
	$429,017	$776,677	$682,292

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Land	$23,348	$22,258	$19,699
Land improvements and leasehold improvements	67,262	63,013	59,375
Buildings and storage facilities	224,913	214,919	178,354
Machinery and equipment	299,874	287,896	257,926
Software	13,558	12,901	12,632
Construction in progress	54,713	34,965	28,582
	683,668	635,952	556,568
Less accumulated depreciation and amortization	303,294	277,074	273,174
	$380,374	$358,878	$283,394
Depreciation expense on property, plant and equipment amounted to $27.9 million, $27.4 million and $19.3 million for the year-to-date periods ended September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Railcars
The components of Railcar assets leased to others are as follows:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Railcar assets leased to others	$309,360	$310,614	$335,037
Less accumulated depreciation	76,336	82,284	82,335
	$233,024	$228,330	$252,702
Depreciation expense on railcar assets leased to others amounted to $11.1 million, $15.9 million and $11.9 million for the year-to-date periods ended September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

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

The following table presents at September 30, 2013, December 31, 2012 and September 30, 2012, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2013		December 31, 2012		September 30, 2012
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$27,101	$—	$(13,772)	$—	$88,246	$—
Fair value of derivatives	38,352	—	61,247	—	(73,424)	—
Balance at end of period	$65,453	$—	$47,475	$—	$14,822	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets and the fair value of such inventory was $0.0 million, $7.7 million, and $0.0 million as of September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$89,540	$5	$2,933	$41	$92,519
Commodity derivative liabilities	(11,251)	—	(91,167)	(9,677)	(112,095)
Cash collateral	27,101	—	—	—	27,101
Balance sheet line item totals	$105,390	$5	$(88,234)	$(9,636)	$7,525

	December 31, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$137,119	$2,059	$5,233	$130	$144,541
Commodity derivative liabilities	(20,242)	(153)	(38,510)	(1,264)	(60,169)
Cash collateral	(13,772)	—	—	—	(13,772)
Balance sheet line item totals	$103,105	$1,906	$(33,277)	$(1,134)	$70,600

	September 30, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$194,771	$7,383	$3,558	$38	$205,750
Commodity derivative liabilities	(116,753)	(336)	(47,147)	(628)	(164,864)
Cash collateral	88,246	—	—	—	88,246
Balance sheet line item totals	$166,264	$7,047	$(43,589)	$(590)	$129,132

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$30,894	$(51,318)	$99,896	$(67,875)
At September 30, 2013, the Company had the following volume of commodity derivative contracts outstanding (on a gross basis):

Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	214,500	—	—	—
Soybeans	46,325	—	—	—
Wheat	8,450	—	—	—
Oats	14,555	—	—	—
Ethanol	—	144,339	—	—
Corn oil	—	—	12,921	—
Other	255	—	—	88
Subtotal	284,085	144,339	12,921	88
Exchange traded:
Corn	92,120	—	—	—
Soybeans	19,110	—	—	—
Wheat	30,725	—	—	—
Oats	3,890	—	—	—
Ethanol	—	15,540	—	—
Other	—	—	—	1
Subtotal	145,845	15,540	—	1
Total	429,930	159,879	12,921	89

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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to The Andersons, Inc.	$17,161	$16,884	$59,278	$64,490
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	56	95	210	309
Earnings available to common shareholders	$17,105	$16,789	$59,068	$64,181
Earnings per share – basic:
Weighted average shares outstanding – basic	18,673	18,534	18,648	18,516
Earnings per common share – basic	$0.92	$0.91	$3.17	$3.47
Earnings per share – diluted:
Weighted average shares outstanding – basic	18,673	18,534	18,648	18,516
Effect of dilutive awards	150	114	125	171
Weighted average shares outstanding – diluted	18,823	18,648	18,773	18,687
Earnings per common share – diluted	$0.91	$0.90	$3.15	$3.43
There were no antidilutive stock-based awards outstanding at September 30, 2013 or 2012.

6. Employee Benefit Plans
Included as charges against income for the three and nine months ended September 30, 2013 and 2012 are the following amounts for pension and postretirement benefit plans maintained by the Company:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	1,057	1,124	3,171	3,372
Expected return on plan assets	(1,751)	(1,536)	(5,254)	(4,609)
Recognized net actuarial loss	382	374	1,147	1,123
Benefit income	$(312)	$(38)	$(936)	$(114)

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$210	$188	$631	$564
Interest cost	342	329	1,025	989
Amortization of prior service cost	(136)	(135)	(408)	(407)
Recognized net actuarial loss	368	320	1,105	960
Benefit cost	$784	$702	$2,353	$2,106

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in Lansing Trade Group, LLC (“LTG”) and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one of which is consolidated and three of which are investments accounted for under the equity method, and various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and locomotives, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributable to an operating segment.
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(in thousands)
Revenues from external customers
Grain	$765,833	$677,484	$2,493,678	$2,096,256
Ethanol	213,384	209,634	634,933	528,062
Plant Nutrient	95,681	135,144	537,922	619,301
Rail	47,523	59,703	132,488	127,608
Turf & Specialty	27,624	21,509	117,955	110,481
Retail	31,329	34,928	103,332	109,661
Total	$1,181,374	$1,138,402	$4,020,308	$3,591,369

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Inter-segment sales
Grain	$—	$—	$333	$1
Plant Nutrient	4,243	3,481	15,955	11,898
Rail	109	105	318	516
Turf & Specialty	516	521	1,869	1,994
Total	$4,868	$4,107	$18,475	$14,409

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Interest expense (income)
Grain	$1,391	$3,465	$7,714	$9,404
Ethanol	289	284	895	493
Plant Nutrient	746	725	2,461	2,067
Rail	1,220	1,229	4,162	3,563
Turf & Specialty	203	238	951	906
Retail	152	217	519	570
Other	1,347	(676)	(95)	(811)
Total	$5,348	$5,482	$16,607	$16,192

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Equity in earnings (loss) of affiliates
Grain	$12,003	$9,249	$24,940	$22,706
Ethanol	10,174	(3,224)	15,051	(7,305)
Plant Nutrient	—	2	—	5
Total	$22,177	$6,027	$39,991	$15,406

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Other income (expense), net
Grain	$1,216	$526	$1,438	$1,842
Ethanol	35	1	465	37
Plant Nutrient	320	523	459	1,651
Rail	5,031	1,695	6,679	3,295
Turf & Specialty	135	181	585	671
Retail	102	117	316	396
Other	766	449	1,681	1,517
Total	$7,605	$3,492	$11,623	$9,409

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Income (loss) before income taxes
Grain	$14,323	$10,807	$24,675	$45,519
Ethanol	10,904	(936)	23,984	(2,920)
Plant Nutrient	(1,643)	759	21,035	34,540
Rail	12,360	19,071	36,614	34,288
Turf & Specialty	(83)	(1,571)	6,113	3,384
Retail	(2,043)	(1,769)	(3,673)	(3,090)
Other	(6,309)	(344)	(12,563)	(10,501)
Noncontrolling interests	878	(1,693)	1,805	(3,100)
Total	$28,387	$24,324	$97,990	$98,120

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Identifiable assets
Grain	$784,869	$1,076,986	$942,629
Ethanol	207,530	206,975	214,858
Plant Nutrient	258,772	257,980	268,982
Rail	294,528	289,467	309,847
Turf & Specialty	71,600	82,683	55,638
Retail	51,465	51,772	56,795
Other	213,527	216,441	142,691
Total	$1,882,291	$2,182,304	$1,991,440

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
On July 31, 2013, the Company, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company, for a purchase price of $152 million, which includes an adjustment for excess working capital. The purchase price includes $48 million cash paid by the Company, $40 million cash paid by LTG, and $64 million of external debt at Thompsons Limited. As part of the purchase LTG also contributed a Canadian branch of its business to Thompsons Limited. LTG is currently performing a valuation of its contributed business, which could potentially result in a gain for book purposes to be recorded in the fourth quarter by LTG. While the valuation is still being performed, the Company's portion of the gain could be approximately $3 million. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
The Andersons Albion Ethanol LLC	$35,643	$30,227	$30,625
The Andersons Clymers Ethanol LLC	37,695	33,119	34,962
The Andersons Marathon Ethanol LLC	37,844	32,996	36,153
Lansing Trade Group, LLC	100,071	92,094	86,007
Thompsons Limited (a)	47,477	—	—
Other	3,913	2,472	2,310
Total	$262,643	$190,908	$190,057
 (a) Thompsons Limited and related U.S. operating company held by joint ventures
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at September 30, 2013	Three months ended September 30,		Nine months ended September 30,
(in thousands)		2013	2012	2013	2012
The Andersons Albion Ethanol LLC	50%	$3,711	$(622)	$5,627	$(204)
The Andersons Clymers Ethanol LLC	38%	3,437	(972)	4,576	(1,985)
The Andersons Marathon Ethanol LLC	50%	3,026	(1,629)	4,848	(5,116)
Lansing Trade Group, LLC	49% (a)	12,391	9,187	25,255	22,347
Thompsons Limited (b)	50%	(722)	—	(722)	—
Other	5%-23%	334	63	407	364
Total		$22,177	$6,027	$39,991	$15,406
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%.
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $4.1 million and $17.5 million for the three and nine months ended September 30, 2013, respectively.
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
The Company does not hold a majority of the outstanding shares of Thompsons Limited joint ventures. All major operating decisions of these joint ventures are made by their Board of Directors and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and therefore accounts for these investments under the equity method.
In the third quarter of 2013, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$2,206,433	$1,680,170	$6,828,076	$4,874,347
Gross profit	64,095	50,412	143,608	126,330
Income before income taxes	27,321	20,108	54,122	49,014
Net income	25,496	18,545	52,490	47,486
Net income attributable to LTG	25,211	17,927	51,823	44,518
Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of September 30, 2013 was $17.7 million.

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
The Company’s current maximum exposure to loss related to IANR is $23.0 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $5.3 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Sales revenues	$316,154	$234,258	$985,618	$654,308
Service fee revenues (a)	5,746	5,329	17,360	16,201
Purchases of product	190,009	173,519	535,068	467,841
Lease income (b)	1,590	1,695	4,661	5,428
Labor and benefits reimbursement (c)	2,682	3,192	7,948	8,943
Other expenses (d)	325	279	1,078	615
Accounts receivable at September 30 (e)	19,736	27,548
Accounts payable at September 30 (f)	16,163	18,474

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol.

For the quarters ended September 30, 2013 and 2012, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $155.9 million and $192.8 million, respectively. For the nine months ended September 30, 2013 and 2012, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $464.5 million and $489.0 million, respectively. For the quarters ended September 30, 2013 and 2012, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $179.1 million and $143.4 million, respectively. For the nine months ended September 30, 2013 and 2012, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $584.3 million and $487.8 million, respectively.
From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012 was $14.2 million, $3.2 million, and $1.7 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012 was $3.3 million, $0.3 million, and $4.5 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013, December 31, 2012 and September 30, 2012:

(in thousands)	September 30, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$90,093	$—	$—	$90,093
Restricted cash	164	—	—	164
Commodity derivatives, net (c)	62,560	(55,035)	—	7,525
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (a)	9,539	(1,045)	—	8,494
Total	$162,356	$(56,080)	$17,710	$123,986

(in thousands)	December 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$78,674	$—	$—	$78,674
Restricted cash	398	—	—	398
Commodity derivatives, net (c)	46,966	23,634	—	70,600
Convertible preferred securities (b)	—	—	17,220	17,220
Other assets and liabilities (a)	7,813	(2,109)	—	5,704
Total	$133,851	$21,525	$17,220	$172,596

(in thousands)	September 30, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$39,904	$—	$—	$39,904
Restricted cash	160	—	—	160
Commodity derivatives, net (c)	15,619	113,513	—	129,132
Convertible preferred securities (b)	—	—	17,350	17,350
Other assets and liabilities (a)	7,515	(1,966)	—	5,549
Total	$63,198	$111,547	$17,350	$192,095

(a)	Included in other assets and liabilities are interest rate and foreign currency derivatives, swaptions and deferred compensation assets.

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2013			2012
(in thousands)	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$—	$17,220	$—	$(2,178)	$20,360	$2,467
Unrealized gains included in other comprehensive income	—	490	—	—	—	—
Transfers to level 2	—	—	—	2,178	—	(2,467)
Asset at March 31,	$—	$17,710	$—	$—	$20,360	$—
Unrealized losses included in other comprehensive income	—	—	—	—	(3,010)	—
Asset at June 30,	$—	$17,710	$—	$—	$17,350	$—
Unrealized gains (losses) included in other comprehensive income	—	—	—	—	—	—
Asset at September 30,	$—	$17,710	$—	$—	$17,350	$—

The following table summarizes information about the Company's Level 3 fair value measurements as of September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
				Range
(in thousands)	Fair Value as of September 30, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$17,710	Market Approach	EBITDA Multiples	5.50	7.00	6.60

		Income Approach	Discount Rate	17.0%	17.0%	17.0%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered “Level 2” in the fair value hierarchy.

(in thousands)	September 30, 2013	December 31, 2012
Fair value of long-term debt	$428,726	$459,397
Fair value in excess of carrying value	3,476	17,009
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2012 Form 10-K for a complete description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At September 30, 2013, the Company had a total of $847.5 million available for borrowing under its lines of credit. The Company was in compliance with all financial and non-financial covenants as of September 30, 2013.
The Company’s short-term and long-term debt at September 30, 2013, December 31, 2012 and September 30, 2012 consisted of the following:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Borrowings under short-term line of credit – nonrecourse	$—	$4,219	$522
Borrowings under short-term line of credit – recourse	—	20,000	275,000
Total borrowings under short-term line of credit	$—	$24,219	$275,522
Current maturities of long-term debt – nonrecourse	$3,277	$2,496	$1,716
Current maturities of long-term debt – recourse	40,955	12,649	30,939
Total current maturities of long-term debt	$44,232	$15,145	$32,655
Long-term debt, less current maturities – nonrecourse	$8,223	$20,067	$25,686
Long-term debt, less current maturities – recourse	372,795	407,176	286,718
Total long-term debt, less current maturities	$381,018	$427,243	$312,404

11. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records additional expense. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In the third quarter, the Company recorded a $3.5 million gain in other income related to the settlement of an early lease termination.
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

12. Business Acquisitions

On August 5, 2013, the Company completed the purchase of substantially all of the assets of Mile Rail, LLC and a sister entity for a purchase price of $7.8 million. The operations consist of a railcar repair and cleaning facility headquartered in Kansas City, Missouri, with 2 satellite locations in Nebraska and Indiana.
The purchase price allocation is preliminary, pending completion of the full valuation report; however, significant changes are not anticipated. The summarized preliminary purchase price allocation is as follows:

(in thousands)
Inventory	$512
Other assets	14
Intangible assets	650
Goodwill	4,167
Property, plant and equipment	2,605
Other liabilities	(144)
Total purchase price	$7,804
The goodwill recognized as a result of the Mile Rail acquisition is $4.2 million, which is fully deductible for tax purposes, and is included in the Rail segment. The goodwill relates to geography that is complimentary to the Rail Group's existing repair network and from its additional connections to several U.S. Class I railroads, from which we anticipate future growth and capacity to generate gross profit.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Customer relationships	$400	5 years
Noncompete agreement	250	5 years
Total identifiable intangible assets	$650	5 years *
*weighted average number of years

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

The goodwill recognized as a result of the Mt. Pulaski acquisition is $2.0 million, for which the full amount is deductible for tax purposes, and is included in the Turf & Specialty segment. The goodwill relates to expected synergies from combining operations as well as an assembled workforce.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Trademark	$300	Indefinite
Customer list	600	10 years
Noncompete agreement	100	7 years
Total identifiable intangible assets	$1,000	10 years *
*weighted average number of years

13. Income Taxes

For the three months ended September 30, 2013, the income tax effective rate was 36.5%. For the three months ended September 30, 2012, the income tax effective rate was 37.6%. The decrease in the effective rate was due primarily to income attributable to the noncontrolling interest that did not increase taxes and the Company’s share of Thompsons Limited foreign joint venture earnings considered indefinitely reinvested outside the U.S. This was offset by the tax impact of costs associated with the Thompsons Limited acquisition for which there is no tax benefit.

For the nine months ended September 30, 2013, the income tax effective rate was 37.7%. For the nine months ended September 30, 2012, the income tax effective rate was 37.4%. The increase in the effective rate was due primarily to a correction made with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy and the tax effects of costs associated with the Thompsons Limited acquisition for which there is no tax benefit. Offsetting these increases is income attributable to the noncontrolling interest that did not increase taxes and the Company’s share of Thompsons Limited foreign joint venture earnings considered indefinitely reinvested outside the U.S.
The Company's 2013 income tax provision includes deferred tax expense of $1.4 million due to a correction of other comprehensive income related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements. As a result of the correction of the error, deferred income tax expense for the nine months ended September 30, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2012 Form 10-K, have not materially changed during the first three quarters of 2013.

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
Grain inventories on hand at September 30, 2013 were 46.8 million bushels, of which 4.7 million bushels were stored for others. This compares to 55.0 million bushels on hand at September 30, 2012, of which 0.9 million bushels were stored for others.
The unusually cool, wet summer produced record corn crops in the eastern corn belt and better than expected soy bean yields as well. According to the U.S. Department of Agriculture's Crop Progress Report, an average of 68% of corn has been harvested in states where we have grain facilities, which is behind prior year and ahead of the five year average. Soybeans are 90% harvested in states where we have grain facilities, which is ahead of both prior year and the five year average. Next year's winter wheat crop is approximately 96% planted in our primary region. As we look to the fourth quarter, post-harvest inventories are expected to be at levels which are anticipated to have a favorable impact on space income into 2014.
On July 31, 2013, we, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company, for a purchase price of $152 million, which includes an adjustment for excess working capital. The purchase price includes $48 million cash paid by us, $40 million cash paid by LTG, and $64 million of external debt at Thompsons Limited. As part of the purchase LTG also contributed a Canadian branch of its business to Thompsons Limited. LTG is currently performing a valuation of its contributed business, which could potentially result in a gain for book purposes to be recorded in the fourth quarter by LTG. While the valuation is still being performed, our portion of the gain could be approximately $3 million. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota.
Ethanol Business
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated. The Andersons Denison Ethanol LLC ("TADE"). The Ethanol business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates, as well as third parties.
Ethanol and co-product demand continued to be strong during the third quarter, which had a favorable impact on ethanol prices and overall margins. Earnings realized from our ethanol LLC investments were positive for the quarter and nine months ended September 30, 2013. At this time, we have some future production and required inputs under contract at positive margins, although the potential still exists for negative margins in the fourth quarter due to an expected increase in ethanol industry production and stocks as well as a seasonal decline in gasoline demand.
Ethanol volumes shipped for the three and nine months ended September 30, 2013 and 2012 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Ethanol (gallons shipped)	70,271	70,396	209,986	195,841
E-85 (gallons shipped)	7,875	4,590	18,223	13,831
Corn Oil (pounds shipped)	22,736	16,455	61,592	40,011
DDG (tons shipped)	257	243	781	729

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

Storage capacity at our wholesale nutrient and farm center facilities was approximately 470,000 tons for dry nutrients and approximately 398,000 tons for liquid nutrients at September 30, 2013.
Fertilizer tons sold (including sales and service tons) for the three and nine months ended September 30, 2013 were 0.3 million tons and 1.4 million tons, respectively, compared to the three and nine months ended September 30, 2012 of 0.4 million tons and 1.6 million tons. Volume for the period was lower than anticipated due to harvest occurring later this year compared to the prior year, which proved to be unfavorable for early third quarter nutrient application. Given good fall weather and crop yields this sales volume should move into the fourth quarter as harvest is now in progress.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (covered and open top hoppers, boxcars, gondolas, tank cars and pressure differential cars) and locomotives.
In the third quarter, Rail had gains on sales of railcars and related leases in the amount of $2.2 million compared to $13.5 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2013 were 22,651 compared to 23,384 at September 30, 2012. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased slightly from 84.3% to 86.2% for the quarters ended September 30, 2012 and 2013.

On August 5, 2013, the Company completed the purchase of substantially all of the assets of Mile Rail, LLC and a sister entity for a purchase price of $7.8 million. The operations consist of a railcar repair and cleaning facility headquartered in Kansas City, Missouri and two satellite locations in Nebraska and Indiana. The acquired assets give the Rail Group additional connections to several U.S. Class I railroads, from which we anticipate future growth and capacity to generate gross profit.
The Rail Group continues to effectively manage its fleet and look for potential opportunities in the repair business.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Sales and merchandising revenues	$1,181,374	$1,138,402	$4,020,308	$3,591,369
Cost of sales and merchandising revenues	1,108,228	1,060,086	3,764,660	3,324,533
Gross profit	73,146	78,316	255,648	266,836
Operating, administrative and general expenses	69,193	58,029	192,665	177,339
Interest expense	5,348	5,482	16,607	16,192
Equity in earnings of affiliates	22,177	6,027	39,991	15,406
Other income, net	7,605	3,492	11,623	9,409
Income before income taxes	28,387	24,324	97,990	98,120
Income (loss) attributable to noncontrolling interests	878	(1,693)	1,805	(3,100)
Income before income taxes attributable to The Andersons, Inc.	$27,509	$26,017	$96,185	$101,220
Comparison of the three months ended September 30, 2013 with the three months ended September 30, 2012:
Grain Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$765,833	$677,484
Cost of sales and merchandising revenues	738,828	656,318
Gross profit	27,005	21,166
Operating, administrative and general expenses	24,518	16,669
Interest expense	1,391	3,465
Equity in earnings of affiliates	12,003	9,249
Other income (expense), net	1,216	526
Income before income taxes	14,315	10,807
Loss attributable to noncontrolling interest	(8)	—
Income before income taxes attributable to The Andersons, Inc.	$14,323	$10,807

Operating results for the Grain Group have improved $3.5 million compared to the results of the same period last year. Sales and merchandising revenues increased $88.3 million and is primarily the result of an increase in the volume of bushels shipped (including newly acquired facilities) for corn and wheat and was partially offset by a decrease in the average price per bushel sold. Cost of sales and merchandising revenues increased $82.5 million compared to the third quarter of 2012 and was also driven by higher volume. Gross profit is up $5.8 million over the third quarter of September 2012 and is primarily a result of margin recognized on a higher number of bushels sold. The business acquisition in the fourth quarter of 2012 added approximately $136.3 million of revenues and $2.9 million of gross profit in the third quarter.

Operating expenses increased $7.8 million compared to the same period in 2012 with over half of the increase attributable to the new locations acquired in the fourth quarter of last year. The remaining increases are due to higher employee related expenses as well as depreciation expense due to recent acquisitions and other growth projects. Interest expense is lower compared to the same period in 2012 due to having fewer bushels in inventory and lower commodity prices resulting in lower inventory values. Equity in earnings of affiliates increased $2.8 million over the same period in 2012, primarily due to the performance of the investment in LTG. Other income is higher in the current year due to certain foreign exchange gains recognized during the quarter.
Ethanol Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising and service fee revenues	$213,384	$209,634
Cost of sales and merchandising revenues	208,649	205,788
Gross profit	4,735	3,846
Operating, administrative and general expenses	2,865	2,968
Interest expense	289	284
Equity in earnings (loss) of affiliates	10,174	(3,224)
Other income, net	35	1
Income (loss) before income taxes	11,790	(2,629)
Income (loss) attributable to noncontrolling interests	886	(1,693)
Income (loss) before income taxes attributable to The Andersons, Inc.	$10,904	$(936)

Operating results for the Ethanol Group improved $11.8 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $3.7 million and is primarily due to an increase in the average price per gallon of ethanol sold, partially offset by a decrease in gallons sold for the quarter. Sales of corn oil, an ethanol co-product, also contributed to the increase over the third quarter of 2012. The increase in cost of sales is consistent with higher sales and merchandising and service fee revenues. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol which contributed to more favorable margins, in addition to mark to market gains on certain hedges.

Operating expenses were comparable to the same period last year. There were no significant changes in interest expense and other income. Equity in earnings of affiliates improved $13.4 million and relates to improved earnings from our unconsolidated ethanol LLC investments. The ethanol plants' performance was favorably impacted by higher ethanol margins resulting from declining corn costs and higher demand for ethanol.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$95,681	$135,144
Cost of sales and merchandising revenues	82,128	119,847
Gross profit	13,553	15,297
Operating, administrative and general expenses	14,770	14,338
Interest expense	746	725
Equity in earnings of affiliates	—	2
Other income, net	320	523
Income (loss) before income taxes	$(1,643)	$759

Operating results for the Plant Nutrient Group decreased $2.4 million from the same period last year. During the first quarter, certain agronomy assets from the Green Plains Grain Company business acquisition completed in the fourth quarter of 2012, were reclassified from the Grain segment to the Plant Nutrient segment. The impact on third quarter 2013 operating results of the Plant Nutrient Group was a loss of $0.5 million. Sales and merchandising revenues decreased $39.5 million due to a decrease in both volume and average price per ton sold. The decreases in cost of sales and merchandising revenues and gross profit was also driven by lower sales volume due to a later harvest compared to prior year. In addition, margins for most nutrients are lower due to the market being flat with little price appreciation, and the reluctance of our dealer and farmer customers to purchase products ahead of need.

Operating expenses were comparable to the same period in 2012. There were no significant changes in interest expense, equity in earnings of affiliates, or other income.
Rail Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$47,523	$59,703
Cost of sales and merchandising revenues	34,523	36,811
Gross profit	13,000	22,892
Operating, administrative and general expenses	4,451	4,287
Interest expense	1,220	1,229
Other income, net	5,031	1,695
Income before income taxes	$12,360	$19,071

Operating results for the Rail Group declined by $6.7 million compared to the results from the same period last year. The decrease in revenues was driven by a $13.5 million decrease in car sales, partially offset by an increase in leasing revenues of $0.8 million and sales in the repair facilities of $0.5 million. The decrease in car sales was due to lower volume and the increase in leasing revenues is primarily attributed to favorable lease rates. Cost of sales and merchandising revenues decreased $2.3 million compared to the same period last year primarily as a result of lower volume of car sales.

Rail gross profit decreased by $9.9 million compared to the third quarter of 2012. Gross profit on car sales decreased $11.3 million primarily as a result of lower volume of nonrecourse financing transactions. Gross profit in the leasing business increased $1.3 million and is attributed to improved lease rates, while gross profit in the repair facilities increased $0.1 million.

Operating expenses are comparable quarter over quarter. There were no significant changes in interest expense. Other income is higher in the third quarter of 2013 compared to the same period last year and relates primarily to income from the settlement of two nonperforming railcar leases in the amount of $4.3 million.
Turf & Specialty Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$27,624	$21,509
Cost of sales and merchandising revenues	21,216	16,213
Gross profit	6,408	5,296
Operating, administrative and general expenses	6,423	6,810
Interest expense	203	238
Other income, net	135	181
Income before income taxes	$(83)	$(1,571)

Operating results for the Turf & Specialty Group improved $1.5 million for the third quarter of 2013 compared to results from the same period last year. Sales and merchandising revenues increased $6.1 million primarily due to a volume increase in the both the cob and lawn fertilizer businesses offset partially by a decrease in the average price per ton sold. The business acquired in the fourth quarter of 2012 impacted revenues in the amount of $2.5 million during the quarter. Consistent with the increase in revenues, cost of sales and merchandising revenues increased $5.0 million compared to the same period last year and was driven by the increase in volume as average cost per ton was lower than prior year. Gross profit increased $1.1 million due to volume increases.

There were no significant fluctuations in operating expenses, interest expense and other income quarter over quarter.

Retail Group

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$31,329	$34,928
Cost of sales and merchandising revenues	22,884	25,109
Gross profit	8,445	9,819
Operating, administrative and general expenses	10,438	11,488
Interest expense	152	217
Other income, net	102	117
Income before income taxes	$(2,043)	$(1,769)

Operating results for the Retail Group are comparable with the results of the same period last year. Sales and merchandising revenues decreased $3.6 million. The average sale per customer increased slightly but was not enough to offset the decrease in customer count quarter over quarter. Cost of sales and merchandising revenues decreased $2.2 million and gross profit decreased $1.4 million and was also driven by lower volume. The majority of these changes are due to the closure of the Woodville, Ohio store in the first quarter of 2013.

Operating expenses were $1.1 million lower than the comparable period last year primarily due to lower labor and benefits and advertising expenses due to the closure of the Woodville store in the first quarter of 2013. There were no significant changes in interest expense and other income quarter over quarter.
Other

	Three months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	5,728	1,469
Interest (income) expense	1,347	(676)
Other income, net	766	449
Loss before income taxes	$(6,309)	$(344)

Net corporate operating loss not allocated to business segments produced a loss of $6.3 million for the quarter ended September 30, 2013. Operating expenses were higher in the third quarter of 2013 due to higher employee benefit related expenses and the ongoing expenses incurred related to the phased implementation of an enterprise resource planning system. Interest expense increased due to mark-to-market adjustments on interest rate derivative contracts.

The Company anticipates that its 2013 annual effective tax rate will be 37.2%. The Company’s actual 2012 effective tax rate was 37.1%. The higher effective rate for 2013 is due to a correction made in the first quarter with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy, offset by income attributable to the noncontrolling interest that does not increase taxes.

Comparison of the nine months ended September 30, 2013 with the nine months ended September 30, 2013:
Grain Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$2,493,678	$2,096,256
Cost of sales and merchandising revenues	2,419,731	2,016,049
Gross profit	73,947	80,207
Operating, administrative and general expenses	67,944	49,832
Interest expense	7,714	9,404
Equity in earnings of affiliates	24,940	22,706
Other income, net	1,438	1,842
Income before income taxes	24,667	45,519
Loss attributable to noncontrolling interest	(8)	—
Income before income taxes attributable to The Andersons, Inc.	$24,675	$45,519

Operating results for the Grain Group decreased $20.8 million from the results of the same period last year. Sales and merchandising revenues increased $397.4 million and is primarily the result of an increase in the volume of bushels shipped (including newly acquired facilities) and was partially offset by a slight decrease in the average price per bushel sold for wheat. Cost of sales and merchandising revenues increased $403.7 million and is consistent with the increase in sales volume. Gross profit decreased $6.3 million from the first nine months of 2012 and relates primarily to a decrease in space income, and more specifically basis appreciation. Basis is defined as the difference between the cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses increased $18.1 million over the same period in 2012 due to an increase in labor related to organizational growth, depreciation expense due to increased capital investment, and professional service fees related to completion of the investment in Thompsons Limited. Interest expense is lower compared to the same period in 2012 due to having fewer bushels in inventory and lower commodity prices resulting in lower inventory values. Equity in earnings of affiliates increased $2.2 million over the same period in 2012 and relates to income from the investment in LTG. There were no significant changes in other income year over year.
Ethanol Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising and service fee revenues	$634,933	$528,062
Cost of sales and merchandising revenues	615,744	519,518
Gross profit	19,189	8,544
Operating, administrative and general expenses	8,013	6,803
Interest expense	895	493
Equity in earnings (loss) of affiliates	15,051	(7,305)
Other income, net	465	37
Income (loss) before income taxes	25,797	(6,020)
Income (loss) attributable to noncontrolling interests	1,813	(3,100)
Income (loss) before income taxes attributable to The Andersons, Inc.	$23,984	$(2,920)

Operating results for the Ethanol Group increased $26.9 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $106.9 million as a result of an increase in both volume (due to added volume from the Denison, Iowa plant acquired in May 2012) and average price per gallon sold, as well as higher sales of ethanol co-products. The increase in cost of sales primarily relates to higher volume of ethanol and co-products sold. Gross profit increased $10.6 million over the first nine months of 2012 due to improvements in margins from declining corn costs and higher ethanol demand and price. Ethanol service fee income has also contributed to the increase in gross profit as certain fees earned are based on a percentage of sales.

Operating expenses increased $1.2 million over the nine months ended September 30, 2012 primarily due to labor related expenses including performance incentives and the full nine months of Denison. Equity in earnings of affiliates increased $22.4 million over the same period in 2012 and relates to income from the investment in three ethanol LLCs. Interest expense and other income did not fluctuate significantly year over year.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$537,922	$619,301
Cost of sales and merchandising revenues	473,219	541,029
Gross profit	64,703	78,272
Operating, administrative and general expenses	41,666	43,321
Interest expense	2,461	2,067
Equity in earnings of affiliates	—	5
Other income, net	459	1,651
Income before income taxes	$21,035	$34,540

Operating results for the Plant Nutrient Group decreased $13.5 million from the same period last year. Sales and merchandising revenues decreased $81.4 million due to a decrease in both the average price per ton sold and volume in the wholesale nutrient business caused by a later harvest compared to prior year. Cost of sales and merchandising revenues decreased by $67.8 million driven by the decline in volume and the average cost per ton sold. Gross profit decreased $13.6 million primarily as a result of lower margin per ton sold as well as the decline in volume year over year.

Operating expenses decreased $1.7 million due to a decrease in labor and benefits, including performance incentives. Other income was higher in 2012 due to gains recognized on assets that were involuntarily converted. There were no significant changes in equity in earnings of affiliates and interest expense.
Rail Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$132,488	$127,608
Cost of sales and merchandising revenues	85,952	80,588
Gross profit	46,536	47,020
Operating, administrative and general expenses	12,439	12,464
Interest expense	4,162	3,563
Other income, net	6,679	3,295
Income before income taxes	$36,614	$34,288

Operating results for the Rail Group increased $2.3 million year over year. Leasing revenues increased $2.5 million, sales in the repair facilities increased $2.0 million and car sales increased $0.4 million. The increase in leasing revenues is attributable to higher lease rates, as well as having more cars in service, while the remaining increases were driven by higher volume of activity. Cost of sales and merchandising revenues increased $5.4 million primarily as a result of the higher volume of car sales and repair facility activity.

Gross profit decreased by $0.5 million compared to the first nine months of 2012. Gross profit in the leasing business increased $5.7 million and is attributed to favorable lease rates compared to the same period last year. Gross profit on car sales decreased $6.2 million and is due to lower volume of non-recourse lease transactions. Changes in margin on car sales are expected as the sales mix varies between nonrecourse financing transactions, direct car sales, and scrapped/destroyed car sales.

Interest expense increased $0.6 million from the same period last year due to a greater amount of borrowing. Operating expenses did not change significantly year over year. Other income is higher in 2013 due primarily to income from the settlement of two nonperforming railcar leases in the amount of $4.3 million.
Turf & Specialty Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$117,955	$110,481
Cost of sales and merchandising revenues	95,208	89,696
Gross profit	22,747	20,785
Operating, administrative and general expenses	16,268	17,166
Interest expense	951	906
Other income, net	585	671
Income before income taxes	$6,113	$3,384

Operating results for the Turf & Specialty Group improved $2.7 million over the results of the same period last year. Sales and merchandising revenues increased by $7.5 million and was driven by higher sales volume in the cob business, partially offset by a decrease in the average selling price and decreased volume in the lawn business partly offset by an increase in price. The impact of the acquisition of Mt. Pulaski in the fourth quarter of 2012 added approximately $7.8 million in year-to-date revenues. Cost of sales and merchandising revenues increased $5.5 million over the first nine months of 2012 due to the increase in volume as average cost per ton was lower than prior year. Gross profit increased $2.0 million due to favorable product mix.

Operating expenses were lower in the first nine months of 2013 compared to the same period last year despite the expenses added by Mt. Pulaski. There were charges incurred in the prior year related to insurance claims that did not occur in 2013, in addition to cost savings generated from process efficiencies and waste elimination initiatives that are now being realized. There were no significant changes in interest expense and other income.
Retail Group

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$103,332	$109,661
Cost of sales and merchandising revenues	74,806	77,653
Gross profit	28,526	32,008
Operating, administrative and general expenses	31,996	34,924
Interest expense	519	570
Other income, net	316	396
Loss before income taxes	$(3,673)	$(3,090)

The operating loss for the Retail Group has increased $0.6 million compared to the first nine months of 2012. Sales and merchandising revenues decreased $6.3 million due to a decrease in both customer counts and average sale per customer, as well as the closure of the Woodville store in the first quarter of 2013. Cost of sales and merchandising revenues was $2.8 million lower and gross profit decreased $3.5 million primarily as a result of lower store traffic.

Operating expenses decreased $2.9 million mainly as a result of lower labor and benefits and advertising, which is partly attributable to the closing of the Woodville store as mentioned above. There were no significant changes in interest expense and other income.

Other

	Nine months ended September 30,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	14,339	12,829
Interest income	(95)	(811)
Other income, net	1,681	1,517
Loss before income taxes	$(12,563)	$(10,501)

The net corporate operating loss not allocated to business segments increased $2.1 million to a loss of $12.6 million for the year-to-date period ended September 30, 2013. Operating expenses were higher due to higher employee benefit related expenses and the ongoing expenses incurred related to the phased implementation of an enterprise resource planning system. Interest income decreased $0.7 million over the same period last year mainly due to mark-to-market adjustments on interest rate derivative contracts. Other income did not change significantly period over period.

The Company anticipates that its 2013 annual effective tax rate will be 37.2%. The Company’s actual 2012 effective tax rate was 37.1%. The higher effective rate for 2013 is due to a correction made in the first quarter with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy, offset by income attributable to the noncontrolling interest that does not increase taxes.

Liquidity and Capital Resources
Working Capital
At September 30, 2013, we had working capital of $232.9 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2013	September 30, 2012	Variance
Current Assets:
Cash and cash equivalents	$134,441	$80,370	$54,071
Restricted cash	164	160	4
Accounts receivables, net	178,970	199,158	(20,188)
Inventories	429,017	682,292	(253,275)
Commodity derivative assets – current	105,390	166,264	(60,874)
Deferred income taxes	5,254	20,627	(15,373)
Other current assets	42,278	41,568	710
Total current assets	895,514	1,190,439	(294,925)
Current Liabilities:
Borrowing under short-term line of credit	—	275,522	(275,522)
Accounts payable for grain	241,575	250,066	(8,491)
Other accounts payable	200,664	204,347	(3,683)
Customer prepayments and deferred revenue	23,974	77,278	(53,304)
Commodity derivative liabilities – current	88,234	43,589	44,645
Accrued expenses and other current liabilities	63,900	53,631	10,269
Current maturities of long-term debt	44,232	32,655	11,577
Total current liabilities	662,579	937,088	(274,509)
Working capital	$232,935	$253,351	$(20,416)
In comparison to September 30, 2012, current assets decreased primarily as a result of lower inventory levels driven by a decrease in ownership bushels in corn, beans, and wheat. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable is lower in the current year primarily related to the Plant Nutrient business which experienced a delay in fall fertilizer applications due to the late harvest as compared to the prior year. Commodity derivative assets have decreased and commodity derivative liabilities have increased as a result of a significant decreases in grain prices. The prices were higher in the prior year due to the drought and anticipation of a smaller crop, as opposed to anticipation of a very strong crop in the current year. The decrease in deferred income tax assets is due to a tax deduction that was taken during the second quarter related to the cash payment made to Cargill for the marketing agreement that settled in May 2013. Current liabilities decreased primarily due to lower borrowings on the short-term line of credit, which fluctuates with the funding of margin calls on commodity contracts and other working capital needs. Customer prepayments and deferred revenue have decreased significantly, a majority of which is due to the payout of a liability to Cargill for the marketing agreement that was settled in May 2013. These significant decreases were partially offset by increases in accrued expenses and current maturities of long-term debt. Higher accrued expenses and other current liabilities include accrued compensation related to performance incentives and accrued taxes. Current maturities increased primarily as a result of the timing of payments of the private placement debt.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $129.0 million in the first nine months of 2013 compared to net cash used in operating activities of $38.7 million in the first nine months of 2012.
Income tax payments were made in the third quarter in the amount of $0.5 million. We expect to make additional payments totaling approximately $0.1 million for the remainder of 2013.

Investing Activities
Total capital spending for 2013 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $77.7 million. In addition to spending on conventional property, plant and equipment, we expect to spend $100 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $101 million. Through September 30, 2013, we invested $71.6 million in the purchase of additional railcars, which is more than offset by proceeds from sales of railcars of $87.6 million.
Financing Activities
We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $847.5 million remaining available for borrowing at September 30, 2013. Peak short-term borrowings to date were $315.0 million on January 22, 2013. Typically, our highest borrowing occurs in the spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $0.15 per common share for the dividends paid in January, April, July and October 2012, and $0.16 per common share for the dividends paid in January, April and July 2013. On August 22, 2013, we declared a cash dividend of $0.16 per common share payable on October 22, 2013 to shareholders of record on October 1, 2013. During the first nine months, we granted approximately 500 shares to directors under our equity-based compensation plans. During the first nine months of 2012, we granted approximately 166 thousand shares to employees and directors under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2013. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and ethanol plant assets.
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

The following table describes our railcar and locomotive positions at September 30, 2013:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	29
Owned-railcar assets leased to others	On balance sheet – non-current	14,988
Railcars leased from financial intermediaries	Off balance sheet	3,919
Railcars – non-recourse arrangements	Off balance sheet	3,620
Total Railcars		22,556
Locomotive assets leased to others	On balance sheet – non-current	52
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	39
Total Locomotives		95
In addition, we manage 357 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2013.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. As of December 31, 2012, we did not maintain adequate segregation of duties for multiple individuals who had access to create and post journal entries across substantially all of the Company. Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that the entries were appropriately recorded and reviewed for validity, accuracy and completeness for substantially all of the key accounts and disclosures. This control deficiency could result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2012, which was not fully remediated as of September 30, 2013.
Based on the foregoing, management concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013.
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
Changes in Internal Control over Financial Reporting
Other than the actions taken to continue remediation of the previously reported material weakness related to journal entries described above, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 12, 2013	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.