Form 10-K
period 2013-12-31
ANDERSONS INC
filed 2014-02-28
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $928.9 million as of June 30, 2013, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 28.2 million common shares outstanding, no par value, at February 19, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2014, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 11, 2014.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company) is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company conducts business across North America in the grain, ethanol, and plant nutrient sectors, railcar leasing, turf and cob products, and consumer retailing.

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

In December 2013, the Company renewed the five-year lease agreement and the five-year marketing agreement (“the Agreement”) with Cargill, Incorporated (“Cargill”) for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The lease of the Cargill-owned facilities covers approximately 6%, or 8.9 million bushels, of the Company's total storage space. Grain sales to Cargill totaled $297.1 million in 2013, and includes grain covered by the Agreement (i.e. grain sold out of the Maumee and Toledo facilities) as well as grain sold to Cargill via normal forward sales from locations not covered by the Agreement.

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are yellow corn, yellow soybeans and soft red and white wheat. Approximately 94% of the grain bushels sold by the Company in 2013 were purchased by U.S. grain processors and feeders, and approximately 6% were exported. Most of the Company's exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Most grain shipments from our facilities are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where customers sell grain to the Company but have it delivered directly to the end user.

The Company's grain operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of grain to the Company's facilities throughout the year. The Company makes grain purchases at prices referenced to the Chicago Mercantile Exchange (“the CME”). Bushels contracted for future delivery at January 31, 2013 approximated 201.5 million.

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

Fixed price purchase and sale commitments as well as grain held in inventory expose the Company to risks related to adverse changes in market prices. The Company attempts to manage these risks by entering into exchange-traded futures and option contracts with the CME. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments. The CME is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

The Company's grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company has policies that provide key controls over its risk management practices. These policies include a description of the objectives of the programs and review of position limits by key management outside of the trading function on a daily basis along with other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors the parties to its purchase contracts on a regular basis for credit worthiness, defaults and non-delivery.

Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on the CME, it also enters into an offsetting sale of a futures contract on the CME. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CME. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company's ownership positions due to changing market prices are netted with, and generally offset in the income statement by, losses and gains in the value of the Company's futures positions.

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

The Company owns 49% of the equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to the some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company periodically enters into transactions with LTG as disclosed in Note 8 of Item 8. Subsequent to year end, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG, reducing its interest to approximately 39% on a fully dilutive basis. See additional discussion in Note 18 of Item 8.

Sales of grain and related service and merchandising revenues totaled $3,617.9 million, $3,293.6 million and $2,849.4 million for the years ended December 31, 2013, 2012 and 2011. Bushels shipped by the Grain Group approximated 462 million bushels in 2013.

The Group continued to strategically grow the business during the year. In the third quarter, the Grain Group, along with LTG established joint ventures and purchased a grain and food-bean handler and agronomy input provider with 12 locations across Ontario and Minnesota. These investments are accounted for under the equity method. The Company periodically enters into transactions with these joint ventures as disclosed in Note 8 of Item 8.

The Company intends to continue to grow its traditional grain business through geographic expansion of its physical operations, pursuit of grain handling agreements, expansion at existing facilities and acquisitions.

Ethanol Group

The Ethanol Group has ownership interests in four Limited Liability Companies (“the ethanol LLCs” or “LLCs”). Each of the LLCs owns an ethanol plant that is operated by the Company's Ethanol Group. The plants are located in Iowa, Indiana,

Michigan, and Ohio and have combined capacity of 330 million gallons of ethanol. The Group offers facility operations, risk management and marketing services to the LLCs it operates.
The Company holds a majority interest (85%) in The Andersons Denison Ethanol LLC ("TADE"), which is a consolidated entity that was acquired on May 1, 2012. The Company holds a 53% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI. All ethanol LLC investments, except TADE, are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index and is accounted for on a gross basis. Additionally, the Company has entered into agreements with each of the unconsolidated LLCs under which it has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the Company receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases 100% of the ethanol produced by TAAE, TACE and TADE and 50% of the ethanol produced by TAME to sell to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers. Under the DDG marketing agreement, the Grain Group markets the DDG and receives a fee for each ton of DDG sold. Most recently, the Company has entered into corn oil marketing agreements with the LLCs for which a commission is earned on units sold.

Sales of ethanol, co-products and related merchandising and service fee revenues totaled $832.0 million, $742.9 million and $641.5 million in 2013, 2012 and 2011.

Plant Nutrient Group

The Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Group provides warehousing, packaging and manufacturing services to basic nutrient manufacturers and other distributors.

In its plant nutrient businesses, the Company competes with regional and local cooperatives, wholesalers and retailers, predominantly publicly owned manufacturers and privately owned retailers, wholesalers and importers. Some of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the nutrient business is based largely on depth of product offering, price, location and service.

Wholesale Nutrients - The Wholesale Nutrients business manufactures, stores, and distributes nearly 1.4 million tons of dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

The Plant Nutrient business also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, and water treatment and dust abatement products.

Farm Centers - The Farm Centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmers.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 485,000 tons for dry nutrients and approximately 403,000 tons for liquid nutrients at December 31, 2013. Approximately 497,000 tons of storage capacity is reserved for basic manufacturers and customers use. The agreements for reserved space provide the Company storage and handling fees and are generally for one to three year terms, renewable at the end of each term. The Company also leases approximately 27,000 tons of liquid fertilizer capacity and 7,500 tons of dry fertilizers capacity under arrangements with other distributors, farm supply dealers and public warehouses where the Company does not have facilities. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.

For the years ended December 31, 2013, 2012 and 2011, sales and service revenues in the wholesale business totaled $531.6 million, $656.0 million and $577.2 million, respectively. Sales of crop production inputs and service revenues in the farm center business totaled $177.0 million, $141.0 million and $113.4 million in 2013, 2012 and 2011, respectively.

Rail Group

The Company's Rail Group repairs, sells and leases a fleet of over 22,700 railcars and locomotives of various types. There are 19 railcar repair facilities across the country. In addition, fleet management services are offered to private railcar owners. The Rail Group is also an investor in the short-line railroad, Iowa Northern Railway Company (“IANR”).

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, tank cars and pressure differential cars) and locomotives serving a broad customer base. The Company principally operates in the used car market - purchasing used cars and repairing and refurbishing them for specific markets and customers. The Company plans to continue to diversify its fleet both in terms of car types, industries and age of cars. The Rail Group will execute its strategy through expansion of its fleet of railcars and locomotives through targeted portfolio acquisitions and open market purchases as well as strategic selling or scrapping of railcars. The Company also plans to expand its repair and refurbishment operations by adding fixed and mobile facilities.

As part of this expansion effort, on August 5, 2013, the Company completed the purchase of substantially all of the assets of Mile Rail, LLC and a sister entity. The operations consist of a railcar repair and cleaning facility headquartered in Kansas City, Missouri and satellite locations in Nebraska and Indiana. The acquired assets give the Rail Group additional connections to several U.S. Class I railroads.

A significant portion of the railcars and locomotives managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing railcars from financial intermediaries and leasing those same railcars to the end-users of the railcars) or non-recourse arrangements (where the Company is not subject to any lease arrangement related to the railcars, but provides management services to the owner of the railcars). The Company generally holds purchase options on most railcars owned by financial intermediaries. We are under contract to provide maintenance services for many of the railcars that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar and locomotive positions at December 31, 2013.

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

For the years ended December 31, 2013, 2012 and 2011, revenues were $164.8 million, $156.4 million and $107.5 million, respectively, which include lease revenues of $84.2 million, $82.2 million and $70.8 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, sales of corncob and related products totaled $31.6 million, $22.5 million and $20.5 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, sales of granular plant fertilizer and control products totaled $108.9 million, $108.5 million and $109.2 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, sales of retail merchandise including commissions on third party sales totaled $140.7 million, $151.0 million and $157.6 million, respectively.

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2013, the Company had 2,036 full-time and 1,202 part-time or seasonal employees. One of the companies acquired in 2012 was unionized, which was decertified in 2013.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. The Company spent approximately $4.5 million, $4.4 million and $1.7 million in order to comply with these regulations in 2013, 2012, and 2011, respectively.

In addition, the Company continues to assess the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and has concluded that the Company is not a major swap dealer or major swap participant. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are in the process of being finalized and adopted and we will continue to monitor these developments.

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

Our Grain, Ethanol and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. In addition, our Turf & Specialty business uses some of the same nutrient commodities sourced by the Plant Nutrient business as base raw materials in manufacturing turf products. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the grain business in rapidly rising markets. In our Plant Nutrient and Turf & Specialty businesses, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely effect our results of operations.

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

Grain and Ethanol businesses - In our Grain and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities.

The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. These efforts to change the regulation of financial markets may subject users of derivatives to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of swaps and derivatives, are in the process of being finalized and adopted and we will continue to monitor these developments. Any of these matters could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Rail - Our Rail business is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.

The Rail business is also subject to risks associated with the demands and restrictions of the Class I railroads, a group of rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail business and it can increase maintenance costs. In addition, a shift in the railroad strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However, a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.

Plant Nutrient and Turf & Specialty - Our Plant Nutrient and Turf & Specialty businesses manufacture certain agricultural nutrients and use potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the U.S. Environmental Protection Agency (“EPA”) and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Grain and Ethanol businesses, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our Rail business, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. A significant portion of our rail fleet is composed of older railcars. In addition, in our Turf & Specialty business, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.

Our substantial indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity, and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.

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

The markets for our products in each of our business segments are highly competitive. While we have substantial operations in our region, some of our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. We also may enter into new markets where our brand is not recognized and in which we do not have an established customer base. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.

Our grain and ethanol businesses use derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.

A significant amount of our grain and ethanol purchases and sales are done through forward contracting. In addition, the Company uses exchange traded and to a lesser degree over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts to not perform on their obligation.

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

Our investments in limited liability companies and equity method investments are subject to risks beyond our control.

We currently have investments in numerous limited liability companies. By operating a business through this arrangement, we do not have full control over operating decisions like we would if we owned the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors who may not always be in agreement with our ideas.

The Company may not be able to effectively integrate future businesses it acquires.

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

The Company's information technology systems may impose limitations or failures, or may face external threats, which may affect the Company's ability to conduct its business.

The Company's information technology systems, some of which are dependent on services provided by third-parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events or power outages, and the Company's business continuity plans do not effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company's revenues and operating results. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information in order to gain access to our data or our users' data. Our ability to prevent, repel or mitigate the effects of such an attack by outside parties cannot be assured. Any such breach or unauthorized access could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business. In addition, although the system has been refreshed periodically, the infrastructure is outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.
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

The Company's design and implementation of a new Enterprise Resource Planning system could face significant difficulties.

In early 2012, the Company began the design and implementation of a new Enterprise Resource Planning system, requiring significant capital and human resources to deploy. The system will be more expensive and take longer to fully implement than originally planned, including increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented. The ultimate costs and schedules are not yet known. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the

Company's ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to the Company's core businesses, adverse customer reactions, loss of key information, delays in decision making, as well as unforeseen additional costs due to the inability to integrate vital information processes.

Item 2. Properties

The Company's principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Florida	—	3	22
Illinois	13,389	55	—
Indiana	24,635	146	140
Iowa	19,573	11	22
Michigan	16,611	54	29
Minnesota	—	—	52
Nebraska	10,918	—	—
Ohio	41,623	187	61
Tennessee	12,378	—	—
Wisconsin	—	29	77
	139,127	485	403

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 87% of the total storage capacity is owned, while the remaining 13% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns 96% of the dry and liquid storage facilities. The tanks located in Puerto Rico are leased and have been excluded from the table above.

Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Sawmill Store	Columbus, OH	169,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000

(1) Facility leased

The leases for the retail store and distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.4 million for 2013. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

The Company owns a 55 million gallon capacity ethanol facility in Denison, Iowa. The Company owns lawn fertilizer production facilities in Maumee, Ohio, Bowling Green, Ohio, Montgomery, Alabama, and Mocksville, North Carolina. It also owns a corncob processing and storage facility in Delphi, Indiana and two cob facilities located in Central Illinois. The

Company leases a lawn fertilizer warehouse facility in Toledo, Ohio. The Company owns 19 railcar repair facilities and one railcar fabrication shop throughout the country.

The Company also owns an auto service center that is leased to its former venture partner. The Company's administrative office building is leased under a net lease expiring in 2015. The Company owns approximately 1,942 acres of land on which the above properties and facilities are located and approximately 301 acres of farmland and land held for sale or future use.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 28, 2014) are presented in the table below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Grain Group President, Plant Nutrient Group	61	2012 2000
Daniel T. Anderson	President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	58	2009 1996
Michael J. Anderson	Chairman and Chief Executive Officer	62	1999
Naran U. Burchinow	Vice President, General Counsel and Secretary	60	2005
Nicholas C. Conrad	Vice President, Finance and Treasurer Assistant Treasurer	61	2009 1996
Arthur D. DePompei	Vice President, Human Resources	60	2008
John Granato	Chief Financial Officer Principal - Finance & Operations (Global Infrastructure Partners)	48	2012 2009
Neill McKinstray	President, Ethanol Group Vice President & General Manager, Ethanol Division	61	2012 2005
Harold M. Reed	Chief Operating Officer President, Grain & Ethanol Group	57	2012 2000
Anne G. Rex	Vice President, Corporate Controller Assistant Controller	49	2012 2002
Rasesh H. Shah	President, Rail Group	59	1999
Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	45	2007 1999
Thomas L. Waggoner	President, Turf & Specialty Group	59	2005
William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	56	2012 2008

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 18, 2014, the Company effected a three-for-two stock split to its outstanding shares as of January 21, 2014. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split. On February 19, 2014, the first day after the split was effective, the closing price for the Company's Common Shares was $53.49 per share.

Shareholders

At February 7, 2014, there were approximately 28.2 million common shares outstanding, 1,348 shareholders of record and approximately 13,065 shareholders for whom security firms acted as nominees.

The following table sets forth the high and low bid prices for the Company's Common Shares, retroactively effected for the stock split, for the four fiscal quarters in each of 2013 and 2012.

	2013		2012
	High	Low	High	Low
Quarter Ended
March 31	$35.68	$28.79	$32.66	$26.79
June 30	$36.67	$33.55	$34.33	$26.67
September 30	$47.11	$35.72	$29.26	$23.44
December 31	$61.55	$45.72	$29.83	$23.63

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2012 to January 2014, retroactively effected for the stock split, are as follows:

Payment Date	Amount
1/24/2012	$0.1000
4/23/2012	$0.1000
7/23/2012	$0.1000
10/22/2012	$0.1000
1/23/2013	$0.1067
4/22/2013	$0.1067
7/22/2013	$0.1067
10/22/2013	$0.1067
1/23/2014	$0.1100

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2013 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	710,345 (1)	$30.70	922,560 (2)
Equity compensation plans not approved by security holders	—	—	—

(1)
This number includes 172,790 Share Only Share Appreciation Rights (“SOSARs”), 348,905 performance share units and 188,651 restricted shares outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan dated May 6, 2005. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 284,738 Common Shares available to be purchased under the Employee Share Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1996, the Company's Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 4.2 million authorized shares in 2001. The Company purchased 3.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.5 million shares of common stock. Since the beginning of the current repurchase program, the Company has repurchased 0.3 million shares in the open market. There were no share repurchases in 2013.

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

Agrium, Inc.	Lowe's Companies, Inc.
Archer-Daniels-Midland Co.	The Greenbrier Companies, Inc.
GATX Corp.	The Scott's Miracle-Gro Company
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2008 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2008	2009	2010	2011	2012	2013
The Andersons, Inc.	$100.00	$159.14	$226.46	$275.15	$274.28	$575.99
NASDAQ U.S.	100.00	145.34	171.70	170.34	200.57	281.14
Peer Group Index	100.00	117.03	133.99	129.97	165.34	224.32

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2013 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)	For the years ended December 31,
	2013	2012	2011	2010	2009
Operating results
Sales and merchandising revenues (a)	$5,604,574	$5,272,010	$4,576,331	$3,393,791	$3,025,304
Gross profit	365,225	358,005	352,852	281,679	255,506
Equity in earnings of affiliates	68,705	16,487	41,450	26,007	17,463
Other income, net (b)	14,876	14,725	7,922	11,652	8,331
Net income	95,702	75,565	96,825	64,881	39,566
Net income attributable to The Andersons, Inc.	89,939	79,480	95,106	64,662	38,351

Financial position
Total assets	2,273,556	2,182,304	1,734,123	1,699,390	1,284,391
Working capital	229,451	304,346	312,971	301,815	307,702
Long-term debt (c)	371,150	407,176	238,088	263,675	288,756
Long-term debt, non-recourse (c)	4,063	20,067	797	13,150	19,270
Total equity	724,421	611,445	538,842	464,559	406,276

Cash flows / liquidity
Cash flows from (used in) operations	337,188	328,482	290,265	(239,285)	180,241
Depreciation and amortization	55,307	48,977	40,837	38,913	36,020
Cash invested in acquisitions (d)	(15,252)	(220,257)	(2,365)	(39,293)	(30,480)
Investment in affiliates (e)	(49,251)	—	(121)	(395)	(1,200)
Investments in property, plant and equipment	(46,786)	(69,274)	(44,162)	(30,897)	(16,560)
Net (investment in) proceeds from railcars (f)	4,648	(20,397)	(33,763)	1,748	(16,512)
EBITDA (g)	219,917	195,180	212,252	162,702	116,989

Per share data (h)
Net income - basic	3.20	2.85	3.42	2.34	1.40
Net income - diluted	3.18	2.82	3.39	2.32	1.39
Dividends paid	0.430	0.400	0.293	0.238	0.232
Year-end market value	59.45	28.60	29.11	24.23	17.21

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	15.1%	15.2%	21.1%	16.4%	10.9%
Funded long-term debt to equity ratio (i)	0.5-to-1	0.7-to-1	0.4-to-1	0.6-to-1	0.8-to-1
Weighted average shares outstanding (000's)	27,986	27,784	27,686	27,534	27,285
Effective tax rate	36.0%	37.1%	34.5%	37.7%	35.7%
(a) Includes sales of $1,333.2 million in 2013, $1,359.4 million in 2012, $1,385.4 million in 2011, $982.2 million in 2010 and $806.3 million in 2009 pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs.
(b) Includes $2.3 million, $2.1 million, $1.7 million and $1.1 million of dividend income from IANR in 2013, 2012, 2011 and 2010, respectively. Includes $4.6 million, $4.5 million and $2.2 million in Rail end-of-lease settlements in 2013, 2012 and 2010, respectively.
(c) Excludes current portion of long-term debt. The increase in non-recourse debt in 2012 is related to the debt held by TADE.
(d) During 2012, the Company acquired the assets of Green Plains Grain, TADE, Mt. Pulaski and 100% of the stock of New Eezy Gro.
(e) During 2013, the Company and LTG established 50/50 joint ventures to acquire 100% of the stock of Thompsons Limited and its related U.S. operating company.
(f) Represents the net of purchases of railcars offset by proceeds on sales of railcars.

(g) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. It is one of the measures the Company uses to evaluate its liquidity. The Company believes that EBITDA provides additional information important to investors and others in determining its ability to meet debt service obligations. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient to meet cash requirements for debt service obligations or otherwise. Because EBITDA, as determined by the Company, excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.
(h) Earnings per share are calculated based on Income attributable to The Andersons, Inc, retroactively adjusted to consider the three-for-two stock split.
(i) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Net income attributable to The Andersons, Inc.	$89,939	$79,480	$95,106	$64,662	$38,351
Add:
Provision for income taxes	53,811	44,568	51,053	39,262	21,930
Interest expense	20,860	22,155	25,256	19,865	20,688
Depreciation and amortization	55,307	48,977	40,837	38,913	36,020
EBITDA	219,917	195,180	212,252	162,702	116,989
Add/(subtract):
Provision for income taxes	(53,811)	(44,568)	(51,053)	(39,262)	(21,930)
Interest expense	(20,860)	(22,155)	(25,256)	(19,865)	(20,688)
Realized gains on railcars and related leases	(19,366)	(23,665)	(8,417)	(7,771)	(1,758)
Deferred income taxes	40,374	16,503	5,473	12,205	16,430
Excess tax benefit from share-based payment arrangement	(1,001)	(162)	(307)	(876)	(566)
Equity in earnings of unconsolidated affiliates, net of distributions received	(50,953)	8,134	(23,591)	(17,594)	(15,105)
Noncontrolling interest in income (loss) of affiliates	5,763	(3,915)	1,719	219	1,215
Changes in working capital and other	217,125	203,130	179,445	(329,043)	105,654
Net cash provided by (used in) operations	$337,188	$328,482	$290,265	$(239,285)	$180,241

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

Grain Group
Our Grain Group operates grain elevators in various states in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services for its customers and affiliated ethanol production facilities. The Company is also a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices.
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

Total grain storage capacity is approximately 139 million bushels as of December 31, 2013 compared to 142 million bushels at December 31, 2012. Grain inventories on hand at December 31, 2013 were 96.9 million bushels, of which 13.3 million bushels were stored for others. This compares to 98 million bushels on hand at December 31, 2012, of which 22.9 million bushels were stored for others.

Nearly 462 million bushels were shipped by our grain facilities during the year, an increase of 22%. The increase in volume primarily relates to a full year of activity at the new locations in Iowa and Tennessee, which were acquired from Green Plains Grain Company in the fourth quarter of last year. Despite the increase in volume, overall performance was down compared to prior year as margins were significantly lower year over year. This drop is exaggerated as grain prices were higher in the prior year due to the 2012 drought, followed by grain price decreases due to record crops in 2013. In addition, the 2012 drought caused record low grain stocks which negatively impacted space income in the first half of 2013. As the current year harvest progressed, lower grain prices and less than anticipated grain movement from producers left our facilities with more empty space at year end which negatively affected our space income.

Looking ahead, planted corn acreage is anticipated to be approximately 93 million acres which should benefit our Grain and other agricultural businesses as long as the weather cooperates. In 2014, our Grain Group will continue its focus on purposefully growing the business through acquisitions in existing and new geographies and enhancing new risk management and grain marketing services.

Ethanol Group
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated ("The Andersons Denison Ethanol LLC" or "TADE"). The Company holds an 85% interest in TADE. The business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests and operates.
Ethanol volumes shipped for the year ended December 31, 2013 and 2012 were as follows:

(in thousands)	Twelve months ended December 31,
	2013	2012
Ethanol (gallons shipped) (a)	288,134	275,788
E-85 (gallons shipped)	23,719	17,019
Corn Oil (pounds shipped)	85,100	59,012
DDG (tons shipped)	1,051	1,211
(a) The sales volumes are less than the total produced by the LLCs, as a portion is sold directly to one of its other investors

The ethanol LLCs performed well in 2013 as a result of favorable margins due primarily to the significant decrease in corn costs caused by the large 2013 corn crop. Looking ahead, production and required inputs have been contracted for January 2014 at positive margins but there is the potential for volatility in the market beyond then. Another large corn planting in the spring should have positive benefits for our Ethanol Group. Of course, this is dependent on numerous external factors, such as favorable weather during the growing season.

Plant Nutrient Group
Our Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The business also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants and water treatment products. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 485,000 tons for dry nutrients and approximately 403,000 tons for liquid nutrients at December 31, 2013.
Fertilizer tons shipped (including sales and service tons) for the years ended December 31, 2013 and 2012 were 1.9 million tons and 2.1 million tons, respectively.
While the fourth quarter was stronger than prior year in regards to volume, margins were weak due to the effects of world demand on nutrient prices. Looking ahead, corn acres planted in 2014 are anticipated to be around 93 million acres, which should support good nutrient demand moving into the next crop cycle, although prices are uncertain at this time due to uncertainty of corn prices. We plan to monitor the market and take a conservative position going into the spring until we can get a better read on both the nutrient and grain markets.

Rail Group
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.

Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2013 were 22,700 compared to 23,278 at December 31, 2012. The average utilization rate (railcars and locomotives under management that are in lease service, exclusive of railcars managed for third party investors) is 86.1% for the year ended December 31, 2013 which is nearly 2% higher than prior year.

For the year ended December 31, 2013, Rail had gains on sales of railcars and related leases in the amount of $19.4 million compared to $23.7 million of gains on sales of railcars and related leases for the year ended December 31, 2012.

In early 2013, our Rail Group completed construction of a 27,300 square-foot railcar blast and paint facility in Maumee, Ohio. The facility is now class C certified which will generate additional repair business. In addition, on August 5, 2013 we completed the purchase of substantially all of the assets of Mile Rail, LLC and a sister entity for a purchase price of $7.8 million. The operations consist of a railcar repair and cleaning facility headquartered in Kansas City, Missouri, with 2 satellite locations in Nebraska and Indiana. The acquired assets give our Rail Group additional connections to several U.S. Class I railroads, from which we anticipate future growth and capacity to generate gross profit.

A focus of the Group in 2014 will be to strategically grow the rail fleet and continue to look for opportunities to open new repair facilities. We also anticipate future business related to mandated modifications in the tank car industry.

Turf & Specialty Group
Our Turf & Specialty Group is one of a very limited number of processors of corncob-based products in the United States. Corncob-based products are manufactured for a variety of uses including laboratory animal bedding, private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. Corncob-based products are sold throughout the year. Turf & Specialty also produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. These products are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer.

On December 9, 2013, we completed the purchase of the assets of Cycle Group, Inc. for $4.2 million. The operation consists of one granulated products facility in Mocksville, North Carolina. During the year, the Group also invested a significant amount of capital and made improvements at the corncob processing facilities in central Illinois that were acquired from Mt. Pulaski Products in the fourth quarter of 2012. The improvements are anticipated to increase throughput and create other efficiencies for the cob business. In addition, pricing and continuous improvement decisions related to cost savings benefited the Group in 2013.

Our strategy is to grow the lawn and cob businesses by adding new products and technology, as well as looking for opportunities to acquire new businesses.

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
In the first quarter of 2013, the Group closed its Woodville, Ohio retail store and in the fourth quarter incurred impairment charges related to certain assets in two stores (see Operating Results discussion for more information).

Other
Our “Other” business segment represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including our ERP project.

In 2011, the Ohio Tax Credit Authority approved job retention tax credits and job creation tax credits for the Company in relation to in process capital projects. To earn these credits, the Company has committed to invest a minimum amount in new machinery and equipment and property renovations/improvements in the city of Maumee and surrounding areas.  In addition to the capital investment, the Company will retain 636 and create a minimum of 20 full-time equivalent positions. The projected benefit is estimated to be approximately $10 million over 8 to 10 years.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in Note 7 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2013	2012	2011
Sales and merchandising revenues	$5,604,574	$5,272,010	$4,576,331
Cost of sales and merchandising revenues	5,239,349	4,914,005	4,223,479
Gross profit	365,225	358,005	352,852
Operating, administrative and general expenses	278,433	246,929	229,090
Interest expense	20,860	22,155	25,256
Equity in earnings of affiliates	68,705	16,487	41,450
Other income, net	14,876	14,725	7,922
Income before income taxes	149,513	120,133	147,878
Income (loss) attributable to noncontrolling interests	5,763	(3,915)	1,719
Operating income	$143,750	$124,048	$146,159

Comparison of 2013 with 2012

Grain Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$3,617,943	$3,293,632
Cost of sales and merchandising revenues	3,499,426	3,176,452
Gross profit	118,517	117,180
Operating, administrative and general expenses	97,398	73,037
Interest expense	9,567	12,174
Equity in earnings of affiliates	33,122	29,080
Other income, net	2,120	2,548
Income (loss) before income taxes	46,794	63,597
Income (loss) attributable to noncontrolling interests	(11)	—
Operating income (loss)	$46,805	$63,597

Operating results for the Grain Group decreased $16.8 million compared to full year 2012 results. Sales and merchandising revenues increased $324.3 million over 2012 as a result of an increase in bushels shipped for all commodities (including newly acquired facilities) and was partially offset by a decrease in the average price per bushel sold for corn, wheat and soybeans. Cost of sales and merchandising revenues increased $323 million due to the higher volume of sales and merchandising revenues. Gross profit increased $1.3 million due to high volumes. As noted earlier, gross profit was negatively impacted by the reduced space income in 2013 as compared to the prior year.

Operating expenses were $24.4 million higher than 2012. A large portion of the increase is higher labor and benefits related to organizational growth (including previously mentioned acquired facilities), depreciation expense due to increased capital investment, and utilities expense due to a wet harvest that required additional drying. Interest expense decreased $2.6 million due to fewer ownership bushels and lower grain prices resulting in lower inventory values. Equity in earnings of affiliates increased $4.0 million due to the continued strong performance of LTG and five months of income from the Thompsons Limited joint venture. Other income did not fluctuate significantly from prior year.

Ethanol Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$831,965	$742,929
Cost of sales and merchandising revenues	799,453	728,256
Gross profit	32,512	14,673
Operating, administrative and general expenses	11,082	9,004
Interest expense	1,038	759
Equity in earnings (loss) of affiliates	35,583	(12,598)
Other income, net	399	53
Income (loss) before income taxes	56,374	(7,635)
Income (loss) attributable to noncontrolling interests	5,774	(3,915)
Operating income (loss)	$50,600	$(3,720)

Operating results for the Ethanol Group improved $54.3 million from the full year 2012 results to operating income of $50.6 million. Sales and merchandising and service fee revenues increased $89 million due to an increase in both volume of ethanol gallons shipped (including a full year of the Denison, Iowa plant acquired in May 2012) as well as the higher average price per gallon of ethanol sold. Ethanol co-product (corn oil and DDG) sales also contributed to the significant increase in revenues over the prior year. The increase in cost of sales primarily relates to the increase in volume as corn costs were down considerably during 2013. The increase in gross profit is mostly attributable to improvement in Denison's margins from declining corn costs and higher ethanol demand and price.

Operating expenses increased $2.1 million primarily due to higher labor related expenses, including performance incentives and a full year of Denison plant expenses. Equity in earnings of affiliates increased $48.2 million from prior year and represents income from investments in three unconsolidated ethanol LLCs. Throughout the year, the LLCs performance improved due to higher ethanol margins resulting from the decreased corn costs and higher demand for ethanol. Income attributable to noncontrolling interests was also impacted in a similar manner. There were no significant changes in interest expense or other income.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$708,654	$797,033
Cost of sales and merchandising revenues	621,972	698,781
Gross profit	86,682	98,252
Operating, administrative and general expenses	57,188	58,088
Interest expense	3,312	2,832
Equity in earnings (loss) of affiliates	—	5
Other income, net	1,093	1,917
Operating income	$27,275	$39,254

Operating results for the Plant Nutrient Group were $12.0 million lower than 2012 results. Sales were $88.4 million lower due to a decrease in both the average price per ton sold and volume for the year in the wholesale nutrient business. Cost of sales and merchandising revenues decreased $76.8 million due primarily to lower product cost. Gross profit decreased $11.6 million as a result of lower margin per ton sold as well as the decline in volume year over year.

Operating expenses were slightly lower in 2013 primarily due to lower performance incentive expense. Other income was higher in 2012 due to gains recognized on assets that were involuntarily converted. There were no significant changes in equity in earnings of affiliates and interest expense.

Rail Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$164,794	$156,426
Cost of sales and merchandising revenues	105,930	99,697
Gross profit	58,864	56,729
Operating, administrative and general expenses	18,201	16,217
Interest expense	5,544	4,807
Other income, net	7,666	7,136
Operating income	$42,785	$42,841

Operating results for the Rail Group were relatively consistent year over year. Revenues related to car sales increased $1 million, repairs and fabrication increased $3.9 million and leasing revenues increased $3.5 million. The increase in leasing revenues is attributable to higher lease rates, as well as having more cars in service, while the remaining increases were driven by higher volume of activity. Cost of sales and merchandising revenues increased $6.2 million as a result of higher volume of activity. Rail gross profit increased $2.1 million compared to prior year primarily due to higher gross profit in the leasing business which is attributed to favorable lease rates.

Operating expenses increased by $2.0 million from prior year mainly due to higher labor and benefits related to growth and higher performance incentives. Interest expense was higher due to a greater amount of car financings and debt related to the new blast and paint facility opened in 2013. Other income was slightly higher in 2013 due to income from the settlement of two nonperforming railcar leases.

Turf & Specialty Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$140,512	$131,026
Cost of sales and merchandising revenues	111,223	104,000
Gross profit	29,289	27,026
Operating, administrative and general expenses	23,998	24,361
Interest expense	1,237	1,233
Other income, net	690	784
Operating income	$4,744	$2,216

Operating results for the Turf & Specialty Group increased $2.5 million compared to its 2012 results. Sales increased $9.5 million and is due to an increase in sales within the cob business year over year. This increase is primarily attributable to the acquisition of Mt. Pulaski in the fourth quarter of 2012 which more than doubled the Group's cob supply. For the total Group, volume increased over 15% and was partially offset by a decrease in the average price per ton sold. Cost of sales and merchandising revenues increased $7.2 million due to volume as the average cost per ton was lower year over year. Gross profit increased $2.3 million due to favorable product mix.

Operating expenses decreased as a result of continuous improvement efforts that led to greater process efficiencies. Interest expense and other income were fairly stable year over year.

Retail Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$140,706	$150,964
Cost of sales and merchandising revenues	101,345	106,819
Gross profit	39,361	44,145
Operating, administrative and general expenses	46,707	47,874
Interest expense	689	776
Other income, net	501	554
Operating loss	$(7,534)	$(3,951)

The operating loss for the Retail Group was $7.5 million compared to its 2012 loss of $4.0 million. Sales decreased $10.3 million from 2012 due to a decline in both the average sale per customer and customer count, as well as closure of the Woodville store in the first quarter of 2013. Cost of sales decreased $5.5 million due to lower sales volume. As a result of the lower store traffic, gross profit decreased $4.8 million.

Operating expenses for the Group decreased $1.2 million and is primarily due to lower labor and benefits, partly attributable to the closing of the Woodville store. The Group also incurred asset impairment charges in the amount of $3.9 million in the fourth quarter of 2013. There were no significant changes in interest expense or other income.

Other

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	23,859	18,348
Interest expense	(527)	(426)
Equity in earnings of affiliates	—	—
Other income, net	2,407	1,733
Operating loss	$(20,925)	$(16,189)

The net corporate operating loss (costs not allocated back to the business units) increased $4.7 million to a loss of $20.9 million for 2013. Operating expenses were higher due to an increase in labor and benefits related expenses (including incentive compensation), community giving, and ongoing expenses incurred related to the phased implementation of an enterprise resource planning system. Other income was higher in 2013 due to earnings on deferred compensation plan assets. Interest income did not change significantly year over year.

Income tax expense of $53.8 million was provided at 36.0%. In 2012, income tax expense of $44.6 million was provided at 37.1%. The decrease in the effective tax rate was due primarily to decreased state and local income taxes and income attributable to the noncontrolling interests that did not impact income tax expense. These were partially offset by a correction made in the first quarter with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

During the third quarter of 2013, the Company believed its share of foreign joint venture earnings would be considered indefinitely reinvested outside the U.S.  However, after ongoing analysis of additional information related to the third quarter joint venture acquisition together with the impact of expiring tax legislation, the Company is now providing for taxes on foreign earnings, as the earnings are expected to be included in U.S. taxable income.  The effect of this change was not material to the third quarter or full year 2013.

Comparison of 2012 with 2011

Grain Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$3,293,632	$2,849,358
Cost of sales and merchandising revenues	3,176,452	2,705,745
Gross profit	117,180	143,613
Operating, administrative and general expenses	73,037	69,258
Interest expense	12,174	13,277
Equity in earnings of affiliates	29,080	23,748
Other income, net	2,548	2,462
Operating income before noncontrolling interest	$63,597	$87,288

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

Ethanol Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$742,929	$641,546
Cost of sales and merchandising revenues	728,256	626,524
Gross profit	14,673	15,022
Operating, administrative and general expenses	9,004	6,785
Interest expense	759	1,048
Equity in earnings of affiliates	(12,598)	17,715
Other income, net	53	159
Income before income taxes	(7,635)	25,063
Income attributable to noncontrolling interest	(3,915)	1,719
Operating income	$(3,720)	$23,344

Operating results for the Ethanol Group decreased $27.1 million from full year 2011 results to a loss of $3.7 million. Sales and merchandising and service fee revenues increased $101.4 million and is due to an increase in volume as a result of TADE, as the average price per gallon of ethanol sold decreased significantly during the year. Corn oil sales also contributed to the significant increase over the prior year, as there were no corn oil sales for the Ethanol Group until 2012. The acquisition of TADE in the second quarter of 2012 added $85.6 million of ethanol sales, $25.7 million of DDG sales, $2.7 million of corn oil sales and $1.3 million of syrup sales. The increase in cost of sales primarily relates to an increase in volume as a result of the acquisition of TADE and to a lesser extent, corn costs. The decrease in gross profit is attributable to mark to market losses on certain hedges.

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

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$797,033	$690,631
Cost of sales and merchandising revenues	698,781	593,437
Gross profit	98,252	97,194
Operating, administrative and general expenses	58,088	56,101
Interest expense	2,832	3,517
Equity in earnings of affiliates	5	(13)
Other income, net	1,917	704
Operating income	$39,254	$38,267

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

Rail Group

	Year ended December 31,
(in thousands)	2012	2011
Sales and merchandising revenues	$156,426	$107,459
Cost of sales and merchandising revenues	99,697	82,709
Gross profit	56,729	24,750
Operating, administrative and general expenses	16,217	12,161
Interest expense	4,807	5,677
Other income, net	7,136	2,866
Operating income (loss)	$42,841	$9,778

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

Liquidity and Capital Resources

Working Capital

At December 31, 2013, the Company had working capital of $229.5 million, a decrease of $74.9 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2013	December 31, 2012	Variance
Current Assets:
Cash and cash equivalents	$309,085	$138,218	$170,867
Restricted cash	408	398	10
Accounts receivables, net	173,930	208,877	(34,947)
Inventories	614,923	776,677	(161,754)
Commodity derivative assets – current	71,319	103,105	(31,786)
Deferred income taxes	4,931	15,862	(10,931)
Other current assets	47,188	54,016	(6,828)
Total current assets	1,221,784	1,297,153	(75,369)
Current Liabilities:
Borrowing under short-term line of credit	—	24,219	(24,219)
Accounts payable for grain	592,183	582,653	9,530
Other accounts payable	154,599	165,201	(10,602)
Customer prepayments and deferred revenue	59,304	105,410	(46,106)
Commodity derivative liabilities – current	63,954	33,277	30,677
Accrued expenses and other current liabilities	70,295	66,902	3,393
Current maturities of long-term debt	51,998	15,145	36,853
Total current liabilities	992,333	992,807	(474)
Working capital	$229,451	$304,346	$(74,895)

In comparison to the prior year, current assets decreased primarily as a result of lower inventory levels driven by a decrease in grain inventories caused by lower corn and wheat prices and fewer wheat bushels owned compared to fourth quarter last year. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable decreased largely due to a decrease in grain trade receivables which fluctuate with the timing of shipments along with variations in the prices of commodities. While shipments were higher year over year, grain prices were considerably lower. Commodity derivative assets have also decreased due to a decline in grain prices which were triggered by a record corn crop. Deferred income tax assets are lower due to changes in accrual and reserve accounts that are not currently deductible for tax purposes. Other current assets have decreased primarily due to fewer railcars classified as available for sale, lower prepaid income taxes and lower advanced inventory purchases for our wholesale nutrient business. Current liabilities decreased primarily as a result of having no borrowings under our short-term line of credit at year end, as well as lower customer prepayments and deferred revenue. The large balance in customer prepayments and deferred revenue in the prior year was related to amounts due to Cargill under a marketing agreement that were paid in May 2013. The decrease in other accounts payable is due to a decrease in delayed price grain payables caused by the lower grain prices previously mentioned. These reductions were partially offset by significant increases in grain payables, commodity derivative liabilities and current maturities of long-term debt. The increase in grain payables is attributed to higher hold pay (grain we have purchased but not yet paid for), caused by higher receipts during harvest compared to last year. Commodity derivative liabilities represent the long-term net liability by customer position. Current maturities of long-term debt increased due to reclassification of certain notes that are due within the next year (see note 10 for more information).

Sources and Uses of Cash

Operating Activities and Liquidity

Our operating activities provided cash of $337.2 million in 2013 compared to cash provided by operations of $328.5 million in 2012. The significant amount of operating cash flows in 2013 relates primarily to the changes in working capital (before short-term borrowings) discussed above along with strong earnings.

In 2013, the Company paid income taxes, net of refunds received, of $5.3 million compared to $36.3 million in 2012. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The decrease in income taxes paid in 2013 from 2012 is primarily due to decreased current income tax expense and overpayments related to 2012 taxes that were applied to 2013 estimated tax payments or were refunded in 2013.

Investing Activities

Investing activities used $106.3 million in 2013 compared to $290.6 million used in 2012. There were significant additions to property, plant and equipment and business acquisitions in 2012 compared to 2013. In total, we spent approximately $205 million less on business acquisitions (net of cash acquired) in 2013. A large portion of the 2013 spending relates to purchases of railcars in the amount of $92.6 million. Purchases of railcars was more than offset by proceeds from the sale of railcars in the amount of $97.2 million. Another large portion of the 2013 spend was for the investment of $49.3 million, in the joint venture entities that purchased Thompsons Limited and its related U.S. operating company. Capital spending for 2013 on property, plant and equipment includes: Grain - $8.5 million; Ethanol - $4.1 million; Plant Nutrient - $17.1 million; Rail - $4.1 million; Turf & Specialty - $6.6 million; Retail - $2.9 million and $3.5 million in corporate / enterprise resource planning project spending.

We expect to spend approximately $85 million in 2014 on conventional property, plant and equipment which includes estimated 2014 capital spending for the project to replace current technology with an enterprise resource planning system. An additional $110 million is estimated to be spent on the purchase and capitalized modifications of railcars with related sales or financings of $85 million.

The change in restricted cash was minimal in 2013. In 2012, restricted cash decreased as a result of reimbursement of spending related to an industrial development revenue bond.

Financing Arrangements

Net cash used in financing activities was $60.1 million in 2013, compared to $79.9 million of cash provided by financing activities in 2012. The cash used in 2013 was primarily driven by payments of long-term debt during the year partially offset by proceeds from issuance of long-term debt. This is in contrast to the 2012 activity where there were significant proceeds from issuance of long-term debt, much of it relating to acquisitions during the year. There was also a significant change in short-term borrowings as there was no balance outstanding on our short-term line of credit at year end compared to $24.2 million last year.

We have significant amounts of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowing capacity, including $28.1 million in non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $847.7 million remaining available for borrowing at December 31, 2013. Peak short-term borrowings to date were $315.0 million on January 22, 2013. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses.

We paid $12.0 million in dividends in 2013 compared to $11.2 million in 2012. We paid $0.100 per common share for the dividends paid in January, April, July and October 2012, and $0.107 per common share for the dividends paid in January, April, July and October 2013. The dividends paid in January 2014 were $0.110 per common share.

Proceeds from the sale of treasury shares to employees and directors were $1.9 million and $1.3 million for 2013 and 2012, respectively. During 2013, we issued approximately 500,000 shares to employees and directors under our equity-based compensation plans.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2013. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and ethanol plant assets.

Because we are a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices and / or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we receive a return of cash.

We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends through the next twelve months.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2013 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt (a)	$45,986	$112,474	$98,693	$159,984	$417,137
Long-term debt non-recourse (a)	6,012	4,063	—	—	10,075
Interest obligations (b)	16,902	23,942	15,913	32,709	89,466
Uncertain tax positions	202	489	145	—	836
Operating leases (c)	20,093	34,183	20,123	10,751	85,150
Purchase commitments (d)	1,027,742	126,556	—	—	1,154,298
Other long-term liabilities (e)	1,244	2,739	3,045	8,851	15,879
Total contractual cash obligations	$1,118,181	$304,446	$137,919	$212,295	$1,772,841

(a) The Company is subject to various loan covenants. Although the Company is in compliance with its covenants, noncompliance could result in default and acceleration of long-term debt payments. The Company does not anticipate noncompliance with its covenants.
(b) Future interest obligations are calculated based on interest rates in effect as of December 31, 2013 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(c) Approximately 85% of the operating lease commitments above relate to railcars and locomotives that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(d) Includes the amounts related to purchase obligations in the Company's operating units, including $919 million for the purchase of grain from producers and $188 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(e) Other long-term liabilities include estimated obligations under our retiree healthcare programs. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2018 have considered recent payment trends and actuarial assumptions. We have not estimated pension contributions starting in 2014 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

The Company had standby letters of credit outstanding of $29.9 million at December 31, 2013 as well as $0.5 million that was outstanding on a non-recourse basis.

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

The following table describes the Company's railcar and locomotive positions at December 31, 2013.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	130
Owned-railcar assets leased to others	On balance sheet – non-current	14,940
Railcars leased from financial intermediaries	Off balance sheet	3,942
Railcars – non-recourse arrangements	Off balance sheet	3,596
Total Railcars		22,608
Locomotive assets leased to others	On balance sheet – non-current	49
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	39
Total Locomotives		92

In addition, the Company manages approximately 377 railcars for third-party customers or owners for which it receives a fee.

The Company has future lease payment commitments aggregating $72.1 million for the railcars leased by the Company from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. The Company utilizes non-recourse arrangements where possible in order to minimize its credit risk. Refer to Note 11 to the Company's Consolidated Financial Statements in Item 8 for more information on the Company's leasing activities.

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

Management believes that the accounting for grain inventories and commodity derivative contracts, including adjustments for counterparty risk, and impairment of long-lived assets and equity method investments involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

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

We also annually review the balance of goodwill for impairment in the fourth quarter. Historically, these reviews for impairment have taken into account our quantitative estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. Based on the strength of performance in groups with goodwill balances, a qualitative goodwill impairment assessment was performed in the current year versus the traditional quantitative assessment. Key factors considered in the qualitative assessment included, but were not limited to industry and market specific factors, the competitive environment, comparison of the prior-year actual results relative to budgeted performance, current financial performance, and managements forecast for future financial performance. These factors are discussed in more detail in Note 12, Goodwill and Intangible Assets.

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

Commodity Prices

The Company's daily net commodity position consists of inventories, related purchase and sale contracts and exchange-traded futures and over-the-counter contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. The Company has established controls to manage and limit risk exposure, which consists of daily review of position limits and effects of potential market prices moves on those positions.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2013	2012
Net commodity position	$(455)	$2,941
Market risk	(46)	294

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

	December 31,
(in thousands)	2013	2012
Fair value of long-term debt, including current maturities	$426,246	$459,433
Fair value in excess of carrying value	2,494	17,046
Market risk	6,298	7,447

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of The Andersons, Inc.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. accounts for under the equity method of accounting, for which The Andersons’ financial statements reflects an investment in of $106.0 million and $92.1 million as of December 31, 2013 and 2012, respectively, and equity in earnings of affiliates of $31.2 million, $28.6 million, and $23.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 28, 2014

The Andersons, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Sales and merchandising revenues	$5,604,574	$5,272,010	$4,576,331
Cost of sales and merchandising revenues	5,239,349	4,914,005	4,223,479
Gross profit	365,225	358,005	352,852
Operating, administrative and general expenses	278,433	246,929	229,090
Interest expense	20,860	22,155	25,256
Other income:
Equity in earnings of affiliates, net	68,705	16,487	41,450
Other income, net	14,876	14,725	7,922
Income before income taxes	149,513	120,133	147,878
Income tax provision	53,811	44,568	51,053
Net income	95,702	75,565	96,825
Net income (loss) attributable to the noncontrolling interests	5,763	(3,915)	1,719
Net income attributable to The Andersons, Inc.	$89,939	$79,480	$95,106
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$3.20	$2.85	$3.42
Diluted earnings attributable to The Andersons, Inc. common shareholders	$3.18	$2.82	$3.39
Dividends paid	$0.4300	$0.4000	$0.2933
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$95,702	$75,565	$96,825
Other comprehensive income (loss), net of tax:
Increase (decrease) in estimated fair value of investment in debt securities (net of income tax of $3,208, ($1,162) and $1,710)	5,292	(1,978)	2,860
Change in unrecognized actuarial loss and prior service cost (net of income tax of ($10,439), $699 and $10,293)	18,641	(563)	(17,120)
Cash flow hedge activity (net of income tax of ($238), ($66) and $21)	265	252	(31)
Other comprehensive income (loss)	24,198	(2,289)	(14,291)
Comprehensive income	119,900	73,276	82,534
Comprehensive income (loss) attributable to the noncontrolling interests	5,763	(3,915)	1,719
Comprehensive income attributable to The Andersons, Inc.	$114,137	$77,191	$80,815
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$309,085	$138,218
Restricted cash	408	398
Accounts receivable, less allowance for doubtful accounts of $4,992 in 2013; $4,883 in 2012	173,930	208,877
Inventories (Note 2)	614,923	776,677
Commodity derivative assets – current	71,319	103,105
Deferred income taxes	4,931	15,862
Other current assets	47,188	54,016
Total current assets	1,221,784	1,297,153
Other assets:
Commodity derivative assets – noncurrent	246	1,906
Goodwill	58,554	54,387
Other assets, net	59,456	50,742
Pension assets	14,328	—
Equity method investments	291,109	190,908
	423,693	297,943
Railcar assets leased to others, net (Note 3)	240,621	228,330
Property, plant and equipment, net (Note 3)	387,458	358,878
Total assets	$2,273,556	$2,182,304

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2013	December 31, 2012
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$—	$24,219
Accounts payable for grain	592,183	582,653
Other accounts payable	154,599	165,201
Customer prepayments and deferred revenue	59,304	105,410
Commodity derivative liabilities – current	63,954	33,277
Accrued expenses and other current liabilities	70,295	66,902
Current maturities of long-term debt (Note 10)	51,998	15,145
Total current liabilities	992,333	992,807
Other long-term liabilities	15,386	18,406
Commodity derivative liabilities – noncurrent	6,644	1,134
Employee benefit plan obligations	39,477	53,131
Long-term debt, less current maturities (Note 10)	375,213	427,243
Deferred income taxes	120,082	78,138
Total liabilities	1,549,135	1,570,859
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 28,797 shares issued)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	184,380	181,627
Treasury shares, at cost (607 in 2013; 831 in 2012)	(10,222)	(12,559)
Accumulated other comprehensive loss	(21,181)	(45,379)
Retained earnings	548,401	470,628
Total shareholders’ equity of The Andersons, Inc.	701,474	594,413
Noncontrolling interests	22,947	17,032
Total equity	724,421	611,445
Total liabilities and equity	$2,273,556	$2,182,304
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2013	2012	2011
Operating Activities
Net income	$95,702	$75,565	96,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,307	48,977	40,837
Bad debt expense	1,187	1,129	187
Cash distributions (less than) in excess of income of unconsolidated affiliates	(50,953)	8,134	(23,591)
Gains on sales of railcars and related leases	(19,366)	(23,665)	(8,417)
Excess tax benefit from share-based payment arrangement	(1,001)	(162)	(307)
Deferred income taxes	40,374	16,503	5,473
Stock based compensation expense	4,339	3,990	4,071
Lower of cost or market inventory and contract adjustment	—	262	3,142
Impairment of property, plant and equipment	4,439	531	1,704
Other	498	(672)	254
Changes in operating assets and liabilities:
Accounts receivable	35,446	(21,737)	(15,708)
Inventories	162,443	122,428	(114,427)
Commodity derivatives	69,633	2,947	134,309
Other assets	(4,926)	(12,927)	(1,104)
Accounts payable for grain	9,530	101,265	117,309
Other accounts payable and accrued expenses	(65,464)	5,914	49,708
Net cash provided by operating activities	337,188	328,482	290,265
Investing Activities
Purchase of investments	—	(19,996)	—
Proceeds from redemption of investment	—	19,998	—
Acquisition of businesses, net of cash acquired	(15,252)	(220,257)	(2,365)
Purchases of railcars	(92,584)	(111,224)	(64,161)
Proceeds from sale of railcars	97,232	90,827	30,398
Purchases of property, plant and equipment	(46,786)	(69,274)	(44,162)
Proceeds from sale of property, plant and equipment	390	1,116	931
Investments in affiliates	(49,251)	—	(121)
Change in restricted cash	(10)	18,253	(6,517)
Net cash used in investing activities	(106,261)	(290,557)	(85,997)
Financing Activities
Net change in short-term borrowings	(24,219)	(47,281)	(169,600)
Proceeds from issuance of long-term debt	68,003	275,346	73,752
Payments of long-term debt	(94,752)	(143,943)	(104,008)
Proceeds from minority investor	—	6,100	—
Proceeds from sale of treasury shares to employees and directors	1,939	1,322	815
Payments of debt issuance costs	(46)	(637)	(3,170)
Purchase of treasury stock	—	—	(3,040)
Dividends paid	(11,986)	(11,166)	(8,153)
Excess tax benefit from share-based payment arrangement	1,001	162	307
Net cash provided by (used in) financing activities	(60,060)	79,903	(213,097)
Increase (decrease) in cash and cash equivalents	170,867	117,828	(8,829)
Cash and cash equivalents at beginning of year	138,218	20,390	29,219
Cash and cash equivalents at end of year	$309,085	$138,218	$20,390

	Year ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information
Capital projects incurred but not yet paid	$3,870	2,876	—
Purchase of a productive asset through seller-financing	14,694	10,498	—
Outstanding payment for acquisition of business	128	3,345	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2011	$96	$177,875	$(14,058)	$(28,799)	$316,317	$13,128	$464,559
Net income					95,106	1,719	96,825
Other comprehensive loss				(14,291)			(14,291)
Purchase of treasury shares (128 shares)			(3,039)				(3,039)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,197 (225 shares)		1,588	2,100				3,688
Dividends declared ($0.321 per common share)					(8,900)		(8,900)
Balance at December 31, 2011	96	179,463	(14,997)	(43,090)	402,523	14,847	538,842
Net income (loss)					79,480	(3,915)	75,565
Other comprehensive loss				(2,289)			(2,289)
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $710 (215 shares)		2,164	2,438				4,602
Dividends declared ($0.400 per common share)					(11,375)		(11,375)
Balance at December 31, 2012	96	181,627	(12,559)	(45,379)	470,628	17,032	611,445
Net income					89,939	5,763	95,702
Other comprehensive income				24,198			24,198
Proceeds received from minority investor						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,243 (224 shares)		2,698	2,337				5,035
Dividends declared ($0.430 per common share)					(12,111)		(12,111)
Performance share unit dividends equivalents		55			(55)		—
Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
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

The Company accounts for its commodity derivatives at fair value. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the Consolidated Statements of Income. Additional information about the fair value of the Company's commodity derivatives is presented in Note 4 to the Consolidated Financial Statements.

Grain inventories are stated at their net realizable value, which approximates fair value less disposal costs.
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

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (renewed in December 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The payable balance was $2.2 million and $33.9 million included in customer prepayments and deferred revenue as of December 31, 2013 and December 31, 2012, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, principally by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 20 to 30 years; machinery and equipment - 3 to 20 years; and software - 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations. In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. The amounts charged to expense for the years ended December 31, 2013, 2012 and 2011 for amortization of capitalized computer software costs were approximately $1.1 million, $1.0 million, and $1.0 million, respectively. Unamortized computer software costs in the Consolidated Balance Sheets was $42.8 million and $24.6 million as of December 31, 2013 and 2012, respectively. Once the project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period. The Company capitalized interest on major projects in progress in the amount of $0.6 million and $0.4 million in 2013 and 2012, respectively. Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

Deferred Debt Issue Costs

Costs associated with the issuance of debt are capitalized. These costs are amortized using an interest-method equivalent over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff date if the loan does not contain a prepayment penalty. Capitalized costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.

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

Accounts Payable for Grain

Accounts payable for grain includes certain amounts related to grain purchases for which, even though the Company has taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which grain inventory is valued and amounted to $83.2 million and $113.1 million as of December 31, 2013 and 2012, respectively.

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

Deferred Compensation Liability

Included in accrued expenses are $10.1 million and $7.8 million at December 31, 2013 and 2012, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets and are equal to the value of this liability. This plan has no impact on results of operations as the changes in the fair value of the assets are offset on a one-for-one basis, by the change in the recorded amount of the deferred compensation liability.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.

Sales of grain and ethanol are primarily recognized at the time of shipment, which is when title and risk of loss transfers to the customer. There are certain transactions that allow for pricing to occur after title of the goods has passed to the customer. In these cases, the Company continues to report the goods in inventory until it recognizes the sales revenue once the price has been determined. Direct ship grain sales (where the Company never takes physical possession of the grain) are recognized when the grain arrives at the customer's facility. Revenues from other grain and ethanol merchandising activities are recognized as services are provided; gains and losses on the market value of grain inventory as well as commodity derivatives are recognized in revenue on a daily basis when these positions are marked-to-market. Sales of other products are recognized at the time title and risk of loss transfers to the customer, which is generally at the time of shipment or, in the case of the retail store sales, when the customer takes possession of the goods. Revenues for all other services are recognized as the service is provided.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense of $3.9 million, $4.4 million and $4.0 million in 2013, 2012, and 2011, respectively, is included in operating, administrative and general expenses.

New Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that the Company present information about reclassification adjustments from accumulated other comprehensive income in the interim and annual financial statements in a single note or on the face of the financial statements. Adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements and additional disclosures are presented in Note 17.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The amendments were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by the amendments were required to be applied retrospectively for all comparative periods presented. The adoption of this amended guidance required expanded disclosure in the notes to the Company's Consolidated Financial Statements but did not impact financial results. See additional disclosures in Note 4.

In July 2012, the FASB issued Accounting Standards No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements or disclosures.
Equity

On February 18, 2014, the Company effected a three-for-two stock split in the form of a stock dividend to shareholders of record as of January 21, 2014. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split.

2. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2013	2012
Grain	$432,893	$598,729
Ethanol and by-products	14,453	22,927
Agricultural fertilizer and supplies	100,593	88,429
Lawn fertilizer and corncob products	39,960	37,292
Retail merchandise	22,505	25,368
Railcar repair parts	4,312	3,764
Other	207	168
	$614,923	$776,677

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2013	2012
Land	$21,801	$22,258
Land improvements and leasehold improvements	67,153	63,013
Buildings and storage facilities	231,976	214,919
Machinery and equipment	308,215	287,896
Software	13,351	12,901
Construction in progress	48,135	34,965
	690,631	635,952
Less: accumulated depreciation and amortization	303,173	277,074
	$387,458	$358,878

Depreciation expense on property, plant and equipment amounted to $37.5 million, $27.4 million and
$20.4 million for the years ended 2013, 2012 and 2011, respectively.

The Company recorded charges totaling $4.4 million for asset impairment, primarily due to the write down of asset values in Retail. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The

Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 in the fair value hierarchy.

Railcars
The components of Railcar assets leased to others are as follows:

	December 31,
(in thousands)	2013	2012
Railcar assets leased to others	$317,750	$310,614
Less: accumulated depreciation	77,129	82,284
	$240,621	$228,330
Depreciation expense on railcar assets leased to others amounted to $14.7 million, $15.9 million and $13.8 million for the years ended 2013, 2012 and 2011, respectively.

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

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a future, option or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets.

The following table presents at December 31, 2013 and December 31, 2012, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral.

The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2013		December 31, 2012
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$15,480	$—	$(13,772)	$—
Fair value of derivatives	31,055	—	61,247	—
Balance at end of period	$46,535	$—	$47,475	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets and the fair value of such inventory was $0.3 million and $7.7 million as of December 31, 2013 and 2012, respectively.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$69,289	$246	$1,286	$49	$70,870
Commodity derivative liabilities	(13,450)	—	(65,240)	(6,693)	(85,383)
Cash collateral	15,480	—	—	—	15,480
Balance sheet line item totals	$71,319	$246	$(63,954)	$(6,644)	$967

	December 31, 2012
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$137,119	$2,059	$5,233	$130	$144,541
Commodity derivative liabilities	(20,242)	(153)	(38,510)	(1,264)	(60,169)
Cash collateral	(13,772)	—	—	—	(13,772)
Balance sheet line item totals	$103,105	$1,906	$(33,277)	$(1,134)	$70,600

The gains included in the Company’s Consolidated Statements of Income and the line items in which they are located for the years ended December 31, 2013 and 2012 are as follows:

	December 31,
(in thousands)	2013	2012
Gains on commodity derivatives included in sales and merchandising revenues	$138,787	$40,214

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) for the years ended December 31, 2013 and 2012:

	December 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	185,978	—	—	—
Soybeans	18,047	—	—	—
Wheat	11,485	—	—	—
Oats	27,939	—	—	—
Ethanol	—	179,212	—	—
Corn oil	—	—	25,911	—
Other	81	—	—	89
Subtotal	243,530	179,212	25,911	89
Exchange traded:
Corn	124,420	—	—	—
Soybeans	11,030	—	—	—
Wheat	23,980	—	—	—
Oats	6,820	—	—	—
Ethanol	—	21,630	—	—
Subtotal	166,250	21,630	—	—
Total	409,780	200,842	25,911	89

	December 31, 2012
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	224,019	—	—	—
Soybeans	14,455	—	—	—
Wheat	19,407	—	—	—
Oats	8,113	—	—	—
Ethanol	—	76,099	—	—
Corn oil	—	—	11,082	—
Other	27	—	—	72
Subtotal	266,021	76,099	11,082	72
Exchange traded:
Corn	106,305	—	—	—
Soybeans	8,820	—	—	—
Wheat	41,125	—	—	—
Oats	4,345	—	—	—
Bean oil	—	—	48,000	—
Ethanol	—	3,795	—	—
Other	—	—	—	1
Subtotal	160,595	3,795	48,000	1
Total	426,616	79,894	59,082	73

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company's long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the years ended December 31, 2013 and 2012, the Company reclassified $0.5 million and $0.3 million of gross accumulated other comprehensive income into earnings, respectively. For the year ended December 31, 2011, the Company reclassified $0.1 million of accumulated other comprehensive loss into earnings. The Company expects to reclassify less than $0.5 million of accumulated other comprehensive loss into earnings in the next twelve months.

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

The following table presents the open interest rate contracts at December 31, 2013:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate

Short-term
Caps	2012	2014	$40.0	Interest rate component of debt - not accounted for as a hedge	0.8% to 1.4%

Long-term
Swap	2006	2016	$4.0	Interest rate component of an operating lease - not accounted for as a hedge	5.2%
Swap	2006	2016	$14.0	Interest rate component of debt - accounted for as cash flow hedge	6.0%
Swap	2012	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	4.4%
Cap	2012	2015	$10.0	Interest rate component of debt - not accounted for as a hedge	0.9%
Cap	2012	2016	$10.0	Interest rate component of debt - not accounted for as a hedge	1.5%
Cap	2013	2021	$20.0	Interest rate component of debt - not accounted for as a hedge	0.8%
Collar	2013	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	2.9% to 4.8%

At December 31, 2013 and 2012, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	December 31,
(in thousands)	2013	2012
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$1,179	$23
Interest rate contracts included in other long term liabilities	(302)	(592)
Total fair value of interest rate derivatives not designated as hedging instruments	$877	$(569)
Derivatives designated as hedging instruments
Interest rate contract included in other long term liabilities	(1,036)	(1,540)
Total fair value of interest rate derivatives designated as hedging instruments	$(1,036)	$(1,540)

The gains (losses) included in the Company's Consolidated Statements of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2013	2012
Interest expense	$1,409	$(350)

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
The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2013	2012	2011
Net income attributable to The Andersons, Inc.	$89,939	$79,480	$95,106
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	357	389	369
Earnings available to common shareholders	$89,582	$79,091	$94,737
Earnings per share – basic:
Weighted average shares outstanding – basic	27,986	27,784	27,686
Earnings per common share – basic	$3.20	$2.85	$3.42
Earnings per share – diluted:
Weighted average shares outstanding – basic	27,986	27,784	27,686
Effect of dilutive awards	200	255	243
Weighted average shares outstanding – diluted	28,186	28,039	27,929
Earnings per common share – diluted	$3.18	$2.82	$3.39
There were no antidilutive stock-based awards outstanding at December 31, 2013, 2012 or 2011.

6. Employee Benefit Plans

The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $10.3 million in 2013, $8.8 million in 2012 and $7.8 million in 2011. The Company also provides certain health insurance benefits to employees as well as retirees.

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

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2013	2012	2013	2012
Benefit obligation at beginning of year	$117,890	$109,976	$36,054	$31,558
Service cost	—	—	841	752
Interest cost	4,227	4,496	1,366	1,319
Actuarial (gains) losses	(15,393)	5,560	(4,359)	2,969
Participant contributions	—	—	514	487
Retiree drug subsidy received	—	—	61	168
Benefits paid	(3,112)	(2,142)	(1,094)	(1,199)
Benefit obligation at end of year	$103,612	$117,890	$33,383	$36,054

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$99,857	$87,605	$—	$—
Actual gains on plan assets	12,487	11,178	—	—
Company contributions	1,630	3,216	580	712
Participant contributions	—	—	514	487
Benefits paid	(3,112)	(2,142)	(1,094)	(1,199)
Fair value of plan assets at end of year	$110,862	$99,857	$—	$—

Over (under) funded status of plans at end of year	$7,250	$(18,033)	$(33,383)	$(36,054)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2013 and 2012 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2013	2012	2013	2012
Accrued expenses	$(254)	$(202)	$(1,244)	$(1,241)
Employee benefit plan assets	14,328	—	—	—
Employee benefit plan obligations	(6,824)	(17,831)	(32,139)	(34,813)
Net amount recognized	$7,250	$(18,033)	$(33,383)	$(36,054)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2013:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$59,941	$—	$17,570	$(1,984)
Amounts arising during the period	(20,875)	—	(4,359)	—
Amounts recognized as a component of net periodic benefit cost	(1,530)	—	(1,473)	543
Balance at end of year	$37,536	$—	$11,738	$(1,441)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(543)	$(543)
Net actuarial loss	1,530	1,473	3,003

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2013	2012
Projected benefit obligation	$7,078	$117,890
Accumulated benefit obligation	$7,078	$117,890

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2014	$4,155	$1,399	$(155)
2015	4,891	1,505	(175)
2016	5,194	1,609	(200)
2017	6,046	1,718	(229)
2018	6,299	1,817	(260)
2019-2023	33,076	10,683	(1,832)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$841	$752	$555
Interest cost	4,227	4,496	4,578	1,366	1,319	1,285
Expected return on plan assets	(7,005)	(6,145)	(6,236)	(543)	(543)	(543)
Recognized net actuarial loss	1,530	1,497	940	1,473	1,280	901
Benefit cost (income)	$(1,248)	$(152)	$(718)	$3,137	$2,808	$2,198

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	4.7%	3.8%	4.3%	4.8%	3.9%	4.3%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	3.8%	4.3%	5.2%	3.9%	4.3%	5.3%
Expected long-term return on plan assets	7.25%	7.25%	7.75%	—	—	—
Rate of compensation increases	N/A	N/A	3.5%	—	—	—

(a)
In 2013, 2012 and 2011, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 2.90%, 2.10% and 3.20% in 2013, 2012 and 2011, respectively.

(b)
In 2013, 2012 and 2011, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 2.10%, 3.20% and 4.20% in 2013, 2012 and 2011, respectively.

The discount rate is calculated based on projecting future cash flows and aligning each year's cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for each plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.

The expected long-term return on plan assets was determined based on the current asset allocation and historical results from plan inception. The expected long-term rate of return is based on plan assets earning the best rate of return while maintaining risk at acceptable levels. The rate is disclosed in the Plan Assets section of this Note. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2013	2012
Health care cost trend rate assumed for next year	6.5%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2013	$—	$—
Effect on postretirement benefit obligation as of December 31, 2013	(116)	101

Plan Assets

The Company's pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2013	2012
Equity securities	51%	54%
Fixed income securities	48%	45%
Cash and equivalents	1%	1%
	100%	100%

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

The following table presents the fair value of the assets (by asset category) in the Company's defined benefit pension plan at December 31, 2013 and 2012:

(in thousands)	December 31, 2013
Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$15,898	$—	$—	$15,898
Money market fund	—	987	—	987
Equity funds	—	40,702	—	40,702
Fixed income funds	—	53,275	—	53,275
Total	$15,898	$94,964	$—	$110,862

(in thousands)	December 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$12,909	$—	$—	$12,909
Money market fund	—	779	—	779
Equity funds	—	40,807	—	40,807
Fixed income funds	—	45,362	—	45,362
Total	$12,909	$86,948	$—	$99,857

There is no equity or debt of the Company included in the assets of the defined benefit plan.

Cash Flows

The Company does not expect to make contributions to the defined benefit pension plan in 2014. The Company reserves the right to make contributions in an amount of its choosing. For the year ended December 31, 2013, the Company contributed $1.5 million to the defined benefit pension plan.

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

	Year ended December 31,
(in thousands)	2013	2012	2011
Revenues from external customers
Grain	$3,617,943	$3,293,632	$2,849,358
Ethanol	831,965	742,929	641,546
Plant Nutrient	708,654	797,033	690,631
Rail	164,794	156,426	107,459
Turf & Specialty	140,512	131,026	129,716
Retail	140,706	150,964	157,621
Total	$5,604,574	$5,272,010	$4,576,331

	Year ended December 31,
(in thousands)	2013	2012	2011
Inter-segment sales
Grain	$1	$409	$2
Plant Nutrient	17,537	16,135	16,527
Rail	427	622	593
Turf & Specialty	2,255	2,350	2,062
Total	$20,220	$19,516	$19,184

	Year ended December 31,
(in thousands)	2013	2012	2011
Interest expense (income)
Grain	$9,567	$12,174	$13,277
Ethanol	1,038	759	1,048
Plant Nutrient	3,312	2,832	3,517
Rail	5,544	4,807	5,677
Turf & Specialty	1,237	1,233	1,381
Retail	689	776	899
Other	(527)	(426)	(543)
Total	$20,860	$22,155	$25,256

	Year ended December 31,
(in thousands)	2013	2012	2011
Equity in earnings (loss) of affiliates
Grain	$33,122	$29,080	$23,748
Ethanol	35,583	(12,598)	17,715
Plant Nutrient	—	5	(13)
Total	$68,705	$16,487	$41,450

	Year ended December 31,
(in thousands)	2013	2012	2011
Other income, net
Grain	$2,120	$2,548	$2,462
Ethanol	399	53	159
Plant Nutrient	1,093	1,917	704
Rail	7,666	7,136	2,866
Turf & Specialty	690	784	880
Retail	501	554	638
Other	2,407	1,733	213
Total	$14,876	$14,725	$7,922

	Year ended December 31,
(in thousands)	2013	2012	2011
Income (loss) before income taxes
Grain	$46,805	$63,597	$87,288
Ethanol	50,600	(3,720)	23,344
Plant Nutrient	27,275	39,254	38,267
Rail	42,785	42,841	9,778
Turf & Specialty	4,744	2,216	2,000
Retail	(7,534)	(3,951)	(1,520)
Other	(20,925)	(16,189)	(12,998)
Noncontrolling interests	5,763	(3,915)	1,719
Total	$149,513	$120,133	$147,878

	Year ended December 31,
(in thousands)	2013	2012	2011
Identifiable assets
Grain (a)	$921,914	$1,076,986	$883,395
Ethanol (b)	229,797	206,975	148,975
Plant Nutrient (b)	268,238	257,980	240,543
Rail (b)	312,654	289,467	246,188
Turf & Specialty (b)	89,939	82,683	69,487
Retail (c)	44,910	51,772	52,018
Other (d)	406,104	216,441	93,517
Total	$2,273,556	$2,182,304	$1,734,123
(a) Decrease related to impact of prices on receivables and commodity derivative assets and lower inventory levels
(b) See Note 12. Business Acquisitions for identifiable assets acquired during the periods presented
(c) Decrease related to closing of the Woodville store in the first quarter of 2013 and asset impairments described in Note 3. Property, Plant, and Equipment
(d) Change driven by increase in cash and cash equivalents and capitalized software

	Year ended December 31,
(in thousands)	2013	2012	2011
Capital expenditures
Grain	$8,535	$30,178	$24,284
Ethanol	4,052	1,966	—
Plant Nutrient	17,094	18,038	13,296
Rail	4,135	3,896	1,478
Turf & Specialty	6,563	5,043	2,089
Retail	2,944	2,794	1,230
Other	3,463	7,102	1,785
Total	$46,786	$69,017	$44,162

	Year ended December 31,
(in thousands)	2013	2012	2011
Acquisition of businesses, net of cash acquired and investments in affiliates
Grain	$51,544	$116,888	$—
Ethanol	—	77,400	—
Plant Nutrient	—	15,286	2,386
Rail	7,804	—	—
Turf & Specialty	4,103	10,683	—
Other	1,050	—	100
Total	$64,501	$220,257	$2,486

	Year ended December 31,
(in thousands)	2013	2012	2011
Depreciation and amortization
Grain (e)	$15,620	$9,554	$9,625
Ethanol (f)	5,909	5,003	382
Plant Nutrient	14,143	12,014	9,913
Rail	12,031	15,929	14,780
Turf & Specialty	3,070	2,117	1,801
Retail	3,119	3,002	2,770
Other	1,415	1,358	1,566
Total	$55,307	$48,977	$40,837
(e) Increase driven by acquisition of GPG in December 2012
(f) Increase driven by acquisition of TADE in May 2012

Grain sales for export to foreign markets amounted to $220 million, $261.8 million and $164.8 million in 2013, 2012 and 2011, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $8.7 million, $10.6 million and $13.3 million in 2013, 2012 and 2011, respectively. The net book value of the leased railcars in Canada for the years ended December 31, 2013 and 2012 was $18.3 million and $38.5 million, respectively. Lease revenue on railcars in Mexico totaled $0.4 million in 2013, $0.4 million in 2012 and $0.4 million in 2011.

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.

In January 2003, the Company became a minority investor in LTG, which focuses on grain merchandising as well as trading related to the energy and biofuels industry. The Company does not hold a majority of the outstanding shares. In addition, all major operating decisions of LTG are made by LTG's Board of Directors and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over LTG and therefore accounts for this investment under the equity method. The Company sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.

In 2005, the Company became a minority investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-products distillers dried grains (“DDG”) and corn oil at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company is separately compensated for all such services except corn oil marketing. The Company also leases its Albion, Michigan grain facility to TAAE. While the Company holds 53% of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

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

In 2006, the Company became a minority investor in The Andersons Marathon Ethanol LLC (“TAME”). TAME is also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC (“TAEI”), a consolidated subsidiary of the Company, of which a third party owns 34% of the shares. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services for which it is separately compensated. In 2009, TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest.

The Company has marketing agreements with TAAE, TACE, and TAME ("the three unconsolidated ethanol LLCs") under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases all of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2013, 2012 and 2011, revenues recognized for the sale of ethanol purchased from related parties were $613.7 million, $683.1 million and $678.8 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2013, 2012 and 2011, revenues recognized for the sale of corn under these agreements were $719.5 million, $676.3 million and $706.6 million, respectively. As part of the corn origination agreements, the Company also markets the DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the customer for DDG sales where the Company has identified the buyer. At December 31, 2013 and 2012, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $9.2 million and $9.4 million, respectively, of which only $3,100 and $3,800, respectively, was more than thirty days past due. The Company has concluded that the fair value of this guarantee is inconsequential.
On July 31, 2013, the Company, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company, for a purchase price of $152 million, which included an adjustment for excess working capital. The purchase price included $48 million cash paid by the Company, $40 million cash paid by LTG, and $64 million of external debt at Thompsons Limited. As part of the purchase LTG also contributed a Canadian branch of its business to Thompsons Limited. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota. The Company does not hold a majority of the outstanding shares of Thompsons Limited joint ventures. All major operating decisions of these joint ventures are made by their Board of Directors and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and therefore accounts for these investments under the equity method of accounting.

The following table presents aggregate summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant subsidiaries in the aggregate. LTG was the only equity method investment that qualified as a significant subsidiary individually for the years ended December 31, 2013, 2012 and 2011.

	December 31,
(in thousands)	2013	2012	2011
Sales	$10,232,395	$8,080,741	$6,935,755
Gross profit	305,016	130,241	165,793
Income from continuing operations	148,583	34,161	90,510
Net income	144,699	32,451	87,673

Current assets	1,406,200	1,266,311
Non-current assets	508,319	326,776
Current liabilities	1,040,762	1,062,181
Non-current liabilities	244,910	123,991
Noncontrolling interests	20,118	22,745
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2013	2012
The Andersons Albion Ethanol LLC	$40,194	$30,227
The Andersons Clymers Ethanol LLC	44,418	33,119
The Andersons Marathon Ethanol LLC	46,811	32,996
Lansing Trade Group, LLC	106,028	92,094
Thompsons Limited (a)	49,833	—
Other	3,825	2,472
Total	$291,109	$190,908

(a)	Thompsons Limited and related U.S. operating company held by joint ventures
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2013 (direct and indirect)	December 31,
(in thousands)		2013	2012	2011
The Andersons Albion Ethanol LLC	53%	$10,469	$(497)	$5,285
The Andersons Clymers Ethanol LLC	38%	11,299	(3,828)	4,341
The Andersons Marathon Ethanol LLC	50%	13,815	(8,273)	8,089
Lansing Trade Group, LLC	49% (a)	31,212	28,559	23,558
Thompsons Limited (b)	50%	1,634	—	—
Other	5%-23%	276	526	177
Total		$68,705	$16,487	$41,450

(a)	This does not consider the restricted management units which once vested will reduced the ownership percentage by approximately 1.5%.

(b)	Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $17.8 million for the year ended December 31, 2013. The balance in retained earnings at December 31, 2013 that represents the undistributed earnings of the Company's equity method investments is $110.1 million.

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of December 31, 2013 was $25.7 million.
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
The Company’s current maximum exposure to loss related to IANR is $31.2 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $5.5 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2013	2012	2011
Sales revenues	$1,315,234	$1,031,458	$841,366
Service fee revenues (a)	23,536	22,165	22,850
Purchases of product	704,948	655,686	636,144
Lease income (b)	6,223	6,995	6,128
Labor and benefits reimbursement (c)	10,613	12,140	10,784
Other expenses (d)	2,349	1,093	192
Accounts receivable at December 31 (e)	21,979	28,610	14,730
Accounts payable at December 31 (f)	19,887	17,804	24,530

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the years ended December 31, 2013 and 2012 of $8.9 million and $3.2 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the years ended December 31, 2013 and 2012 of $1.2 million and $0.3 million, respectively.

9. Fair Value Measurements

Generally accepted accounting principles define fair value as an exit price and also establish a framework for measuring fair value. An exit price represents the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

(in thousands)	December 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$97,751	$—	$—	$97,751
Restricted cash	408	—	—	408
Commodity derivatives, net (a)	50,777	(49,810)	—	967
Convertible preferred securities (b)	—	—	25,720	25,720
Other assets and liabilities (c)	10,143	(159)	—	9,984
Total	$159,079	$(49,969)	$25,720	$134,830

(in thousands)	December 31, 2012
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$78,674	$—	$—	$78,674
Restricted cash	398	—	—	398
Commodity derivatives, net (a)	46,966	23,634	—	70,600
Convertible preferred securities (b)	—	—	17,200	17,200
Other assets and liabilities (c)	7,813	(2,109)	—	5,704
Total	$133,851	$21,525	$17,200	$172,576

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets

(c)	Included in other assets and liabilities is interest rate and foreign currency derivatives, swaptions (Level 2) and deferred compensation assets (Level 1)

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
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, we have concluded that “basis” is a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.
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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2013	2012
(in thousands)	Convertible preferred securities	Interest rate derivatives and swaptions	Convertible preferred securities	Commodity derivatives, net
Asset (liability) at December 31,	$17,220	$(2,178)	$20,360	$2,467
Gains (losses) included in earnings:
Unrealized gains (losses) included in other comprehensive income	8,500	—	(3,140)	—
Transfers to level 2	—	2,178	—	(2,467)
Asset (liability) at December 31,	$25,720	$—	$17,220	$—

The following table summarizes information about the Company's Level 3 fair value measurements as of December 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements

				Range
(in thousands)	Fair Value as of 12/31/13	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$25,720	Market Approach	EBITDA Multiples	7.50	8.00	7.75

		Income Approach	Discount Rate	14.5%	14.5%	14.5%

Fair Value of Financial Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its long-term debt instruments outstanding at December 31, 2013 and 2012, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2013:
Fixed rate long-term notes payable	$270,112	$271,716	Level 2
Debenture bonds	41,131	42,475	Level 2
	$311,243	$314,191

2012:
Fixed rate long-term notes payable	$263,745	$279,505	Level 2
Long-term notes payable, non-recourse	785	800	Level 2
Debenture bonds	35,411	37,135	Level 2
	$299,941	$317,440
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt

Borrowing Arrangements

The Company maintains a borrowing arrangement with a syndicate of banks, which was amended on December 7, 2011, and provides the Company with $735.0 million (“Line A”) in short-term lines of credit and $115.0 million (“Line B”) in long-term lines of credit. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $29.9 million at December 31, 2013. As of December 31, 2013, the Company had no outstanding borrowings on the lines of credit. Borrowings under the line(s) of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for Line A is December 2014. The maturity date for Line B is September 2015. Draw downs and repayments that are less than 90 days are recorded on a net basis in the Consolidated Statements of Cash Flows.

The Company also has $28.1 million of lines of credit related to The Andersons Denison Ethanol LLC ("TADE"), a consolidated subsidiary. TADE entered into borrowing arrangements with a syndicate of financial institutions upon acquisition of the entity in the second quarter of 2012 which provides a $13.0 million short-term line of credit, a $15.1 million long-term line of credit, and a $12.4 million term loan. TADE had standby letters of credit outstanding of $0.5 million at December 31, 2013, which reduces the amount available on the lines of credit. As of December 31, 2013, the Company had no outstanding borrowings on the lines of credit and $10.1 million in borrowings were outstanding on the term loan. Borrowings under the line(s) of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the short-term line of credit is July 1, 2014, January 20, 2022 for the long-term line of credit and January 1, 2017 for the term loan. TADE was in compliance with all financial and non-financial covenants as of December 31, 2013, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company, therefore it is considered non-recourse debt.

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

The Company’s short-term and long-term debt at December 31, 2013 and December 31, 2012 consisted of the following:

(in thousands)	December 31, 2013	December 31, 2012
Borrowings under short-term line of credit - nonrecourse	$—	$4,219
Borrowings under short-term line of credit - recourse	—	20,000
Total borrowings under short-term line of credit	$—	$24,219
Current maturities of long -term debt – nonrecourse	$6,012	$2,496
Current maturities of long-term debt – recourse	45,986	12,649
Total current maturities of long-term debt	$51,998	$15,145
Long-term debt, less current maturities – nonrecourse	$4,063	$20,067
Long-term debt, less current maturities – recourse	371,150	407,176
Total long-term debt, less current maturities	$375,213	$427,243

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2013	2012	2011
Maximum amount borrowed	$315,000	$553,400	$601,500
Weighted average interest rate	1.92%	1.96%	2.73%

Long-Term Debt

Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2013	2012
Senior note payable, 3.72%, payable at maturity, due 2017	$25,000	$25,000
Senior note payable, 6.10%, payable at maturity, due 2014	25,000	25,000
Senior note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Senior note payable, 6.78%, payable at maturity, due 2018	41,500	41,500
Note payable, 4.92%, $2 million annually ($2.5 million for 2013), plus interest, due 2021 (a)	27,178	27,833
Note payable, 4.76%, payable in increasing amounts ($1.7 million for 2013) plus interest, due 2028 (a)	53,600	55,300
Note payable, variable rate (2.67% at December 31, 2013), payable in increasing amounts ($1.2 million for 2013) plus interest, due 2023 (a)	23,015	24,188
Note payable, 3.29%, payable in increasing amounts ($1.2 million for 2013) plus interest, due 2022 (a)	25,366	26,533
Line of credit, variable rate (1.87% at December 31, 2013), payable at maturity, due 2015	—	25,000
Notes payable, variable rate (1.42% at December 31, 2013), payable in varying amounts, (7.6 million for 2013) plus interest, due 2016	22,120	12,058
Note payable, variable rate (1.64% at December 31, 2013), payable in increasing amounts ($1.0 million for 2013) plus interest, due 2023 (a)	11,865	12,815
Note payable, variable rate (.97% at December 31, 2013), $0.7 million annually, plus interest, due 2016 (a)	8,750	9,450
Note payable, 8.5%, payable monthly in varying amounts ($0.1 million for 2013) plus interest, due 2016 (a)	988	1,079
Note payable, 4.76%, payable quarterly in varying amounts ($0.2 million for 2013) plus interest, due 2028 (a)	9,980	—
Note payable, 3.56%, payable monthly in varying amounts plus interest, due 2021 (a)	3,459	—
Industrial development revenue bonds:
Variable rate (2.55% at December 31, 2013), payable at maturity, due 2017 (a)	7,934	8,408
Variable rate (1.97% at December 31, 2013), payable at maturity, due 2019 (a)	4,650	4,650
Variable rate (2.10% at December 31, 2013), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate (1.81% at December 31, 2013), payable at maturity, due 2036 (a)	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2014 through 2028	41,131	35,411
	417,136	419,825
Less: current maturities	45,986	12,649
	$371,150	$407,176

(a)	Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $151.7 million

During the year, the Company obtained a $10.2 million, fifteen-year loan with a fixed interest rate of 4.76%, which is collateralized by the mortgage of a grain facility. The Company also obtained a $3.5 million, eight-year loan with fixed interest rate of 3.56%, which is secured by certain railcar assets.

At December 31, 2013, the Company had $4.5 million of five-year term debenture bonds bearing interest at 2.65%, $3.7 million of ten-year term debenture bonds bearing interest at 3.50% and $3.8 million of fifteen-year term debenture bonds bearing interest at 4.50% available for sale under an existing registration statement.

The Company's short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:

•	tangible net worth of not less than $300 million;

•	current ratio net of hedged inventory of not less than 1.25 to 1.00;

•	debt to capitalization ratio of not more than 70%;

•	asset coverage ratio of not more than 75%; and

•	interest coverage ratio of not less than 2.75 to 1.00.

The Company was in compliance with all covenants at and during the years ended December 31, 2013 and 2012.

The aggregate annual maturities of long-term debt are as follows: 2014 -- $46.0 million; 2015 -- $86.1 million; 2016 -- $26.4 million; 2017 -- $46.8 million; 2018 -- $51.9 million; and $159.9 million thereafter.

Non-Recourse Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2013	2012
Line of credit, variable rate (3.92% at December 31, 2013), payable at maturity, due 2022	$—	$9,378
Note payable, variable rate (3.92% at December 31, 2013), payable quarterly ($2.3 million for 2013) plus interest, due 2017	10,075	12,400
Other notes payable	—	785
	10,075	22,563
Less: current maturities	6,012	2,496
	$4,063	$20,067

The Company's non-recourse debt held by TADE includes separate financial covenants relating solely to the collateralized TADE assets. Triggering one or more of these covenants for a specified period of time could result in the acceleration in amortization of the outstanding debt. The covenants require the following:

•	tangible net worth of not less than $27 million (increasing to $33 million effective December 31, 2014, $36 million effective December 31, 2015 and $40 million effective December 31, 2016);

•	working capital not less than $5.0 million (increasing to $8 million effective December 31, 2014); and

•	debt service coverage ratio of not less than 1.25 to 1.00 beginning December 31, 2014.

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2014 -- $6.0 million; 2015 -- $3.1 million; and 2016 -- $1.0 million.

Interest paid (including interest on short-term lines of credit) amounted to $22.9 million, $21.7 million and $25.2 million in 2013, 2012 and 2011, respectively.

11. Commitments and Contingencies

Litigation activities
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In the third quarter, the Company recorded a $3.5 million gain in other income related to the settlement of an early rail lease termination.
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

Lease income from operating leases (with the Company as lessor) to customers (including month-to-month and per diem leases) and rental expense for railcar operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2013	2012	2011
Rental and service income - operating leases	$78,979	$77,916	$68,124

Rental expense	$13,751	$11,987	$16,303

Lease income recognized under per diem arrangements (described in Note 1) totaled $2.0 million, $2.1 million, and $2.9 million in 2013, 2012 and 2011, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable railcar operating leases are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2014	$61,670	$15,679
2015	48,109	15,120
2016	36,714	13,101
2017	25,641	10,658
2018	15,324	7,136
Future years	20,812	10,410
	$208,270	$72,104

The Company also arranges non-recourse lease transactions under which it sells railcars or locomotives to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing railcar maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2013, 2012 and 2011 were $7.9 million, $3.8 million and $2.8 million, respectively.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $8.4 million, $7.3 million and $6.3 million in 2013, 2012 and 2011, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2013 are as follows: 2014 -- $4.1 million; 2015 -- $3.4 million; 2016 -- $2.1 million; 2017 -- $1.3 million; 2018 -- $0.7 million; and $0.2 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol investees. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ends in 2014 and provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.9 million and $1.9 million, respectively.

12. Business Acquisitions

The Company's acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations. Tangible assets and liabilities and identifiable intangible assets were adjusted to fair values at the acquisition date with the remainder of the purchase price, if any, recorded as goodwill. Operating results of these acquisitions are included in the Company's Consolidated Financial Statements from the date of acquisition and are not significant to the Company's consolidated operating results.

2013 Business Acquisitions

The spending in 2013 on the acquisitions of businesses, net of cash acquired was $15.3 million.

On December 9, 2013, the Turf and Specialty Group completed the purchase of substantially all of the assets of Cycle Group, Inc. for a purchase price of $4.2 million. The operation consists of a modern granulated products facility in Mocksville, North Carolina.

The summarized final purchase price allocation is as follows:

(in thousands)
Inventory	$77
Intangible assets	330
Property, plant and equipment	3,825
Total purchase price	$4,232

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Customer relationships	$150	5 years
Noncompete agreement	55	7 years
Patents	125	5 years
Total identifiable intangible assets	$330	5 years *
*weighted average number of years

On August 5, 2013, the Company completed the purchase of substantially all of the assets of Mile Rail, LLC and a sister entity for a purchase price of $7.8 million. The operations consist of a railcar repair and cleaning facility headquartered in Kansas City, Missouri, with 2 satellite locations in Nebraska and Indiana.

The summarized final purchase price allocation is as follows:

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

Prior Years Business Acquisitions

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
During the first quarter of 2013, the purchase price allocation for Green Plains Grain Company, which was acquired in the fourth quarter of 2012 was finalized. The measurement period adjustments to the purchase price allocation are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2012. December 31, 2012 balances have been revised to include the effect of the adjustment as if the additional information had been available on the acquisition date. Due to these revision of estimates, goodwill increased $3 million, with the majority of the offset to intangible assets.

The summarized final purchase price allocation is as follows:

(in thousands)
Accounts receivable	$19,174
Inventory	121,983
Property, plant and equipment	57,828
Intangible assets	4,600
Goodwill	33,175
Commodity derivatives	4,701
Other assets	1,775
Accounts payable	(91,001)
Debt assumed	(29,632)
Other liabilities	(2,371)
Total purchase price	$120,232

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
The summarized final purchase price allocation is as follows:

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
The summarized final purchase price allocation is as follows:

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

13. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012 and 2011 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Turf & Specialty	Total
Balance as of January 1, 2011	$4,207	$5,248	$—	$686	$10,141
Acquisitions	—	1,690	—	—	1,690
Other adjustments	783	(69)	—	—	714
Balance as of December 31, 2011	4,990	6,869	—	686	12,545
Acquisitions (a)	33,175	6,681	—	1,986	41,842
Balance as of December 31, 2012	38,165	13,550	—	2,672	54,387
Acquisitions	—	—	4,167	—	4,167
Balances of December 31, 2013	$38,165	$13,550	$4,167	$2,672	$58,554
(a) The Grain acquisition balance has been revised to include the effect of the adjustments to the purchase price allocation in 2013. Discussed in Note 12. Business Acquisitions

Goodwill is tested annually for impairment as of December 31 or whenever events or circumstances change that would indicate that an impairment of goodwill may be present. There have been no goodwill impairment charges historically. In 2011, 2012, and 2013 the Company performed mainly qualitative goodwill impairment analyses. In performing this qualitative assessment of goodwill, management considered the following relevant events and circumstances:

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

The Company's intangible assets are recorded in other assets on the Consolidated Balance Sheets and are as follows:

(in thousands)	Group	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2013
Amortized intangible assets
Acquired customer list	Rail	$3,862	$3,421	$441
Acquired customer list	Plant Nutrient	9,596	3,054	6,542
Acquired customer list	Grain	5,850	2,286	3,564
Acquired customer list	Turf and Specialty	750	72	678
Acquired non-compete agreement	Plant Nutrient	2,119	1,501	618
Acquired non-compete agreement	Grain	175	116	59
Acquired non-compete agreement	Turf and Specialty	155	17	138
Acquired non-compete agreement	Rail	250	17	233
Acquired non-compete agreement	Ethanol	250	209	41
Acquired marketing agreement	Plant Nutrient	1,607	1,228	379
Acquired supply agreement	Plant Nutrient	4,846	2,477	2,369
Supply agreement	Grain	340	—	340
Acquired grower agreement	Grain	300	300	—
Patents and other	Various	1,154	411	743
Trademarks and technology	Plant Nutrient	3,300	1,035	2,265
Lease intangible	Ethanol	2,123	1,716	407
Lease intangible	Rail	2,816	2,150	666
		$39,493	$20,010	$19,483
December 31, 2012
Amortized intangible assets
Acquired customer list	Rail	$3,462	$3,362	$100
Acquired customer list	Plant Nutrient	9,596	2,071	7,525
Acquired customer list	Grain	8,450	717	7,733
Acquired customer list	Turf and Specialty	600	10	590
Acquired non-compete agreement	Plant Nutrient	2,119	1,219	900
Acquired non-compete agreement	Grain	175	81	94
Acquired non-compete agreement	Turf and Specialty	100	2	98
Acquired non-compete agreement	Ethanol	250	84	166
Acquired marketing agreement	Plant Nutrient	1,607	1,029	578
Acquired supply agreement	Plant Nutrient	4,846	1,959	2,887
Supply agreement	Grain	340	—	340
Acquired grower agreement	Grain	300	275	25
Patents and other	Various	1,181	486	695
Trademarks and technology	Plant Nutrient	3,300	495	2,805
Lease intangible	Ethanol	2,123	1,230	893
Lease intangible	Rail	2,410	1,778	632
		$40,859	$14,798	$26,061

Amortization expense for intangible assets was $5.3 million, $4.8 million and $2.8 million for 2013, 2012 and 2011, respectively. Expected future annual amortization expense is as follows: 2014 -- $4.7 million; 2015 -- $3.8 million; 2016 -- $3.1 million; 2017 -- $2.5 million; and 2018 -- $1.9 million.

14. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$11,812	$23,816	$39,015
State and local	225	3,492	5,603
Foreign	1,400	757	962
	$13,437	$28,065	$45,580

Deferred:
Federal	$35,147	$14,808	$5,281
State and local	4,321	1,982	553
Foreign	906	(287)	(361)
	$40,374	$16,503	$5,473

Total:
Federal	$46,959	$38,624	$44,296
State and local	4,546	5,474	6,156
Foreign	2,306	470	601
	$53,811	$44,568	$51,053
Income before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2013	2012	2011
U.S. income	$141,673	$119,325	$146,420
Foreign	7,840	808	1,458
	$149,513	$120,133	$147,878
A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(0.4)	(0.8)	(1.6)
Effect of Patient Protection and Affordable Care Act	0.9	(0.6)	—
Effect of noncontrolling interest	(1.3)	1.1	(0.4)
State and local income taxes, net of related federal taxes	2.0	3.0	2.7
Other, net	(0.2)	(0.6)	(1.2)
Effective tax rate	36.0%	37.1%	34.5%

Income taxes paid, net of refunds received, in 2013, 2012 and 2011 were $5.3 million, $36.3 million and $48.9 million, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax liabilities:
Property, plant and equipment and railcar assets leased to others	$(110,472)	$(85,556)
Prepaid employee benefits	(17,725)	(16,490)
Investments	(29,749)	(23,180)
Other	(5,426)	(6,402)
	(163,372)	(131,628)
Deferred tax assets:
Employee benefits	36,593	45,400
Accounts and notes receivable	1,890	1,920
Inventory	6,605	4,800
Deferred expenses	689	11,540
Net operating loss carryforwards	631	654
Other	1,905	5,038
Total deferred tax assets	48,313	69,352
Valuation allowance	(92)	—
	48,221	69,352
Net deferred tax liabilities	$(115,151)	$(62,276)

On December 31, 2013 the Company had $12.4 million in state net operating loss carryforwards that expire from 2017 to 2023. A deferred tax asset of $0.5 million has been recorded with respect to state net operating loss carryforwards. A valuation allowance of $0.1 million was established in the current year against the deferred tax asset because it has been determined that the Company is unlikely to realize all the benefit of these carryforwards. On December 31, 2012, the Company had recorded a $0.6 million deferred tax asset and no valuation allowance with respect to state net operating loss carryforwards.

On December 31, 2013, the Company had $0.4 million in cumulative Canadian net operating losses that expire after 2030. A deferred tax asset of $0.1 million has been recorded with respect to Canadian net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2012 the Company had recorded a deferred tax asset, and no valuation allowance, of $0.1 million with respect to Canadian net operating loss carryforwards.

On December 31, 2013, the Company had recorded a $0.5 million deferred tax asset related to U.S. foreign tax credit carryforwards that expire after 2022. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2012, the Company had $2.9 million in U.S. foreign credit carryforwards that expire from 2020 through 2023 and no valuation allowance with respect to the foreign credit carryforwards.

The Company's 2013 income tax provision includes deferred tax expense of $1.4 million due to a correction of other comprehensive income related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements. As a result of the correction of the error, deferred income tax expense for the twelve months ended December 31, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million.

During the third quarter of 2013, the Company believed its share of foreign joint venture earnings would be considered indefinitely reinvested outside the U.S.  However, after ongoing analysis of additional information related to the third quarter joint venture acquisition together with the impact of expiring tax legislation, the Company is now providing for taxes on foreign earnings, as the earnings are expected to be included in U.S. taxable income.  The effect of this change was not material to the third quarter or full year 2013.

The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. During 2013, there was no cash resulting from the exercise of awards and the tax benefit the Company realized from the exercise of awards was $1.3 million. For 2012, there was no cash resulting from the exercise of awards and the tax benefit the Company realized from the exercise of awards was $0.4 million.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by U.S. tax authorities for years before 2010 and is no longer subject to examinations by foreign jurisdictions for years before 2008. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2010.

A reconciliation of the January 1, 2011 to December 31, 2013 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2011	$614
Additions based on tax positions related to prior years	43
Reductions as a result of a lapse in statute of limitations	(22)
Balance at December 31, 2011	635

Additions based on tax positions related to the current year	97
Additions based on tax positions related to prior years	415
Reductions as a result of a lapse in statute of limitations	(101)
Balance at December 31, 2012	1,046

Additions based on tax positions related to the current year	114
Reductions based on tax positions related to prior years	(45)
Reductions as a result of a lapse in statute of limitations	(5)
Balance at December 31, 2013	$1,110

The unrecognized tax benefits at December 31, 2013 are associated with positions taken on state income tax returns, and would decrease the Company's effective tax rate if recognized. The Company does not anticipate any significant changes during 2014 in the amount of unrecognized tax benefits.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.2 million accrued for the payment of interest and penalties at December 31, 2013. The net interest and penalties expense for 2013 is $0.1 million, due to increased uncertain tax positions. The Company had $0.1 million accrued for the payment of interest and penalties at December 31, 2012. The net interest and penalties expense for 2012 was $0.1 million benefit.

15. Stock Compensation Plans

The Company's 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), authorizes the Board of Directors to grant options, stock appreciation rights, performance shares and share awards to employees and outside directors for up to 600,000 of the Company's common shares plus 639,000 common shares that remained available under a prior plan. In 2008, shareholders approved an additional 750,000 of the Company's common shares to be available under the LT Plan. As of December 31, 2013, approximately 637,500 shares remain available for grant under the LT Plan. Options granted have a maximum term of 10 years.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $4.3 million, $4.0 million and $4.1 million in 2013, 2012 and 2011, respectively.

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

Beginning in 2011, the Company replaced the SOSAR equity awards with full value Restricted Stock Awards (“RSAs”). No SOSAR equity awards have been granted since 2010.

A reconciliation of the number of SOSARs outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2013, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options & SOSARs outstanding at January 1, 2013	473	$19.10
Options exercised	(300)	20.90
Options & SOSARs cancelled / forfeited	—	—
Options and SOSARs outstanding at December 31, 2013	173	$15.99	0.76	$7,510
Vested and expected to vest at December 31, 2013	173	$15.99	0.76	$7,510
Options exercisable at December 31, 2013	173	$15.99	0.76	$7,510

	Year ended December 31,
(in thousands)	2013	2012	2011
Total intrinsic value of options exercised	$4,678	$1,937	$3,817
Total fair value of shares vested	$576	$818	$816
Weighted average fair value of options granted	$—	$—	$—

As of December 31, 2013, there was no unrecognized compensation cost related to stock options and SOSARs granted under the LT Plan.

Restricted Stock Awards

The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted prior to 2013 vest over a period of 3 years. Restricted shares granted in 2013 vest over a period of 2.25 years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period. In 2013, there were 60,168 shares issued to members of management and directors.

A summary of the status of the Company's nonvested restricted shares as of December 31, 2013, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at January 1, 2013	180	$28.82
Granted	60	47.65
Vested	(50)	25.27
Forfeited	(2)	29.93
Nonvested restricted shares at December 31, 2013	188	$35.74

	Year ended December 31,
	2013	2012	2011
Total fair value of shares vested (000's)	$1,121	$590	$1,367
Weighted average fair value of restricted shares granted	$47.65	$28.99	$31.87

As of December 31, 2013, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Performance Share Units (“PSUs”)

The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a specified performance period. For PSUs granted prior to 2013, the performance period is 3 years. For PSUs granted in 2013, the performance period is 2.25 years. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2013, there were 103,272 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2011, 2012 and 2013 at 100%, 40%, and 50%, respectively, of the maximum amount available for issuance.

PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2013, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	306	$28.81
Granted	104	47.32
Vested	(54)	22.09
Forfeited	(6)	32.56
Nonvested at December 31, 2013	350	$35.27

	Year ended December 31,
	2013	2012	2011
Weighted average fair value of PSUs granted	$47.32	$28.99	$31.87

As of December 31, 2013, there was $2.6 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 285,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2013	2012	2011
Risk free interest rate	0.16%	0.11%	0.27%
Dividend yield	1.49%	1.37%	1.21%
Volatility factor of the expected market price of the common shares	0.27	0.41	0.34
Expected life for the options (in years)	1.00	1.00	1.00

16. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2013 and 2012:

(in thousands, except for per common share data)
Quarter Ended	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share-basic	Earnings per share-diluted
2013
March 31	$1,271,970	$79,273	$12,578	$0.45	$0.45
June 30	1,566,964	103,229	29,539	1.05	1.05
September 30	1,181,374	73,146	17,161	0.61	0.61
December 31	1,584,266	109,577	30,661	1.09	1.08
Year	$5,604,574	$365,225	$89,939	3.20	3.18

2012
March 31	$1,137,133	$85,870	$18,407	$0.66	$0.65
June 30	1,315,834	102,650	29,199	1.05	1.04
September 30	1,138,402	78,316	16,884	0.61	0.60
December 31	1,680,641	91,169	14,990	0.54	0.53
Year	$5,272,010	$358,005	$79,480	2.85	2.82

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

17. Accumulated Other Comprehensive Loss

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, information about reclassification adjustments from accumulated other comprehensive income to net income in the current periods are presented below.

Changes in Accumulated Other Comprehensive Loss by Component (a)
(in thousands)	For the Year Ended December 31, 2013

	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	265	5,292	18,980	24,537
Amounts reclassified from accumulated other comprehensive income	—	—	(339)	(339)
Net current-period other comprehensive income	265	5,292	18,641	24,198
Ending balance	$(637)	$7,861	$(28,405)	$(21,181)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 6. Employee Benefit Plans footnote for additional details)

18. Subsequent Events

On December 19, 2013, the Company's board of directors approved a three-for-two stock split effected in the form of a stock dividend. The split was effective February 18, 2014 and all share, dividend and per share information within this document has been retroactively adjusted to reflect the stock split.

On January 22, 2014, the Company announced that it entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. The redemption reduced the Company's interest in LTG from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. The redemption occurred in the first quarter of 2014. The Company recorded a book gain, net of deal costs, on the shares repurchased of approximately $17 million ($11 million after tax) in the first quarter of 2014.

LANSING TRADE GROUP, LLC
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
Overland Park, Kansas

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.à.r.l., an entity in which Lansing Trade Group, LLC has an investment in and accounts for under the equity method of accounting, and for which Lansing Trade Group, LLC recorded $1.6 million of equity in earnings of affiliates for the period of July 12, 2013, date of incorporation, to December 31, 2013. The financial statements of Lux JV Treasury Holding Company S.à.r.l. were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lux JV Treasury Holding Company S.à.r.l., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek LLP

Elkhart, Indiana
February 26, 2014

February 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lux JV Treasury Holding Company S.à.r.l.

We have audited the accompanying consolidated balance sheet of Lux JV Treasury Holding Company S.à.r.l. and its subsidiaries as of December 31, 2013 and the related consolidated statements of income and retained earnings and cash flows for the period of July 12, 2013, date of incorporation, to December 31, 2013 (not included herein). Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lux JV Treasury Holding Company S.à.r.l. and its subsidiaries as of December 31, 2013 and the results of their operations and their cash flows for the period of July 12, 2013, date of incorporation, to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants

Waterloo, Ontario

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

(amounts in thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$22,567	$25,882
Margin deposits, net	24,858	18,375
Accounts receivable (net of allowance for doubtful accounts of $21,365 and $20,965 at December	330,003	489,735
31, 2013 and 2012, respectively)
Commodity derivative assets - current	142,689	147,967
Inventory	327,988	464,801
Other current assets	2,118	3,768
Total current assets	850,223	1,150,528

Property and equipment:
Grain facilities assets	85,544	73,184
Machinery and equipment	20,694	6,504
Office furniture and computer software and equipment	9,557	7,914
	115,795	87,602
Accumulated depreciation	(31,687)	(24,060)
	84,108	63,542
Other assets:
Commodity derivative assets - long-term	101	505
Investments at equity	49,949	6,223
Goodwill	17,048	14,893
Other intangibles, net	14,416	13,976
Related party notes receivable	9,828	9,828
Other assets	423	390
Total assets	$1,026,096	$1,259,885

Assets of Consolidated VIE's Included in Total Assets Above (isolated to settle the liabilities of the VIE's)
Cash and cash equivalents	$286	$—
Accounts receivable	1,062	—
Other current assets	278	65
Property and equipment, net	34,721	21,525

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Continued)

(amounts in thousands)	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$156,471	$476,675
Accounts payable	460,229	449,405
Commodity derivative liabilities - current	99,534	94,082
Deferred income tax liabilities	2,792	1,857
Other current liabilities	12,280	11,743
Total current liabilities	731,306	1,033,762

Commodity derivative liabilities - long-term	527	362
Long-term debt	71,535	37,381
Deferred income taxes	4,869	5,531
Other long-term liabilities	118	216
Total liabilities	808,355	1,077,252

Equity subject to possible redemption	120,190	100,796

Members' equity	78,294	59,118
Accumulated other comprehensive loss	(861)	(26)
Total members' equity of Lansing Trade Group, LLC	77,433	59,092
Noncontrolling interests	20,118	22,745
Total equity	97,551	81,837
Total liabilities and equity	$1,026,096	$1,259,885

Non-Recourse Liabilities of Consolidated VIE's Included in Total Liabilities Above
Current maturities of long-term debt	$557	$—
Accounts payable	36,754	31,249
Commodity derivative liabilities - current	6,999	4,395
Other current liabilities	786	237
Commodity derivative liabilities - long-term	19	—

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012, and 2011

(amounts in thousands)	2013	2012	2011
Sales	$8,848,415	$7,158,410	$5,994,533
Cost of goods sold	8,683,027	7,011,010	5,879,368
Gross margin	165,388	147,400	115,165
Other operating income	8,900	17,832	20,539
Income before operating expenses, other income, and income taxes	174,288	165,232	135,704
Operating, administrative, and general expenses	106,435	96,059	77,434
Interest expense	11,207	9,974	7,405
Other income:
Equity in earnings of affiliates	3,075	51	189
Other income - net	5,920	2,362	1,026
Income before income taxes	65,641	61,612	52,080
Income tax provision	3,109	1,710	2,837
Net income	62,532	59,902	49,243
Net income (loss) attributable to noncontrolling interests	(1,475)	3,631	3,407
Net income attributable to Lansing Trade Group, LLC	$64,007	$56,271	$45,836

Net income	$62,532	$59,902	$49,243
Other comprehensive income adjustments:
Foreign currency translation adjustment, net of taxes	(160)	81	36
Foreign currency translation adjustment, deferred income taxes	(33)	—	—
Comprehensive income	62,339	59,983	49,279
Comprehensive income (loss) attributable noncontrolling interests	(833)	3,631	3,407
Comprehensive income attributable to Lansing Trade Group, LLC	$63,172	$56,352	$45,872

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012, and 2011

(amounts in thousands)	Members' Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances at January 1, 2011	$61,021	$(143)	$31,294	$92,172
Net income	45,836	—	3,407	49,243
Contributions	520	—	3,000	3,520
Redemptions	(2,544)	—	(10,819)	(13,363)
Distributions	(24,553)	—	(83)	(24,636)
Collateralized member receivables	75	—	—	75
Grants to employees	17	—	—	17
Amortization of deferred compensation plans	5,163	—	—	5,163
Acquisition related reduction	(991)	—	—	(991)
Foreign currency translation adjustments	—	36	—	36
Change in equity subject to possible redemption	(22,816)	—	—	(22,816)
Balances at December 31, 2011	61,728	(107)	26,799	88,420
Net income	56,271	—	3,631	59,902
Contributions	7,200	—	1,250	8,450
Redemptions	(9,511)	—	(2,011)	(11,522)
Distributions	(35,404)	—	(6,924)	(42,328)
Collateralized member receivables	75	—	—	75
Amortization of deferred compensation plans	6,351	—	—	6,351
Acquisition related addition	375	—	—	375
Foreign currency translation adjustments	—	81	—	81
Change in equity subject to possible redemption	(27,967)	—	—	(27,967)
Balances at December 31, 2012	59,118	(26)	22,745	81,837
Net income	64,007	—	(1,475)	62,532
Contributions	12,661	—	—	12,661
Redemptions	(10,327)	—	(14,410)	(24,737)
Distributions	(34,874)	—	(95)	(34,969)
Collateralized member receivables	75	—	—	75
Fair value of noncontrolling interests acquired	—	—	12,121	12,121
Amortization of deferred compensation plans	7,474	—	590	8,064
Acquisition related reduction	(446)	—	—	(446)
Foreign currency translation adjustments	—	(835)	642	(193)
Change in equity subject to possible redemption	(19,394)	—	—	(19,394)
Balances at December 31, 2013	$78,294	$(861)	$20,118	$97,551

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012, and 2011

(amounts in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$62,532	$59,902	$49,243
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,131	8,831	7,293
Income from equity investments	(3,075)	(51)	(189)
Net (gain) loss on sale of investments and property	(5,949)	(721)	3
Deferred debt financing and discount accretion costs amortization	1,065	817	1,375
Provision for bad debts	760	6,917	5,964
Amortization of deferred compensation plans	8,221	6,468	5,278
Change in deferred income tax liabilities	(486)	(377)	(566)
Changes in assets and liabilities, net of effects of acquisitions:
Margin deposits	(25,754)	8,894	78,970
Accounts receivable	167,596	(220,296)	(61,899)
Inventory	144,362	(288,775)	(12,723)
Derivative assets and liabilities	35,713	(54,146)	28,694
Accounts payable	15,669	121,362	100,414
Other assets and liabilities	3,421	1,537	(2,716)
Net cash (used in) provided by operating activities	415,206	(349,638)	199,141

Cash flows from investing activities
Payments for share purchase acquisitions	(4,215)	—	—
Payments for equity interest in consolidated subsidiaries	(2,700)	(2,503)	(9,175)
Proceeds from sale of equity investment	252	—	—
Payments for equity interests in unconsolidated subsidiaries	(40,410)	(5,000)	—
Payments for property and equipment	(22,617)	(23,743)	(13,571)
Principal payments received on related party note receivable	—	172	—
Net cash used in investing activities	(69,690)	(31,074)	(22,746)

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012, and 2011
(Continued)

(amounts in thousands)	2013	2012	2011
Cash flows from financing activities
Capital contributions by members	505	7,200	520
Redemption of membership interests	(7,596)	(6,089)	(2,544)
Distributions to members	(34,874)	(35,404)	(24,553)
Capital contribution by noncontrolling interest	—	—	3,000
Redemption of noncontrolling interest	—	(211)	—
Distributions to noncontrolling interest	(95)	(6,924)	(83)
Borrowings on lines of credit	1,308,188	1,874,374	1,332,180
Principal payments on lines of credit	(1,624,882)	(1,497,907)	(1,441,299)
Borrowings on inventory repurchase agreements	15,500	70,252	8,453
Principal payments on inventory repurchase agreements	—	(70,252)	(29,194)
Borrowings on structured trade finance agreements	333,387	219,774	—
Principal payments on structured trade finance agreement	(365,533)	(187,628)	—
Borrowings on other long-term debt	42,792	20,488	—
Principal payments on other long-term debt	(15,698)	(3,252)	(3,371)
Cash paid for deferred debt issuance costs	(885)	(402)	(1,650)
Net cash provided by (used in) financing activities	(349,191)	384,019	(158,541)

Effect of exchange rate on cash	360	(8)	(17)
Net change in cash and cash equivalents	(3,315)	3,299	17,837
Cash and cash equivalents at beginning of year	25,882	22,583	4,746
Cash and cash equivalents at end of year	$22,567	$25,882	$22,583

Supplemental disclosure of cash flow information
Cash paid for interest	$10,879	$8,151	$7,034
Cash paid for income taxes	583	2,487	4,187

Supplemental disclosures on non-cash investing and financing activities
Non-cash capital contributions by members (a)	$12,156	$—	$—
Non-cash contributions from noncontrolling interests	—	1,250	—
Non-cash redemptions of membership interests	(3,860)	(3,422)	—
Non-cash redemptions of noncontrolling interests (a)	(12,156)	—	—
(a) In January 2013, the noncontrolling interest holder exchanged all of its units in Lansing Ethanol Services, LLC (“LES”) for units in Lansing Trade Group, LLC (the “Company”), resulting in LES’s becoming a wholly owned subsidaiary of the Company and a reclassification of the carrying amount of the noncontrolling interest in LES to members’ equity.

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012, and 2011

NOTE 1 - NATURE OF BUSINESS AND STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: These consolidated financial statements include the accounts of Lansing Trade Group, LLC and its wholly owned and controlled domestic and foreign subsidiaries (the “Company”) and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

The Company holds variable interests in two joint ventures for which the Company is the primary beneficiary. One of the joint ventures owns and operates two grain elevator facilities and the Company has a variable interest related to parental guarantees of the entity’s long-term debt. The other joint venture will construct and operate transloading facilities and the Company has variable interests related to equity liquidation rights and contractual arrangements limiting economic activities of the entity. In accordance with ASC 810, Consolidation, the Company performs an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of the VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As the primary beneficiary of these VIE’s, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in noncontrolling interests in the Consolidated Balance Sheets and in net income attributable to noncontrolling interests in the Consolidated Statements of Comprehensive Income. The table below presents the assets and liabilities of consolidated VIE’s.

(amounts in thousands)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$294	$43
Margin deposits, net	2,105	847
Accounts receivable	7,666	20,277
Commodity derivative assets - current	5,090	5,802
Inventories	21,111	16,066
Other current assets	278	65
Property and equipment, net	34,721	21,525
Commodity derivative assets - long-term	17	—
Goodwill	2,155	—
Other intangibles, net	1,877	—
Current maturities of long-term debt	(2,607)	(560)
Accounts payable	(36,754)	(31,249)
Commodity derivative liabilities - current	(6,999)	(4,395)
Other current liabilities	(786)	(237)
Commodity derivative liabilities - long-term	(19)	—
Long-term debt	(25,120)	(4,807)

Operations: Lansing Trade Group, LLC is a merchandising company primarily involved in the trading and distribution of grain, grain products, fuels, and other agricultural raw material commodities. The Company is organized in the State of Delaware and has a perpetual term. Each member’s liability is limited to its capital contribution. A Board of Managers governs the Company pursuant to the limited liability company agreement. As a limited liability company, the Company combines many of the limited liability, governance, and management characteristics of a corporation with the pass-through income features of a partnership. The Company has operations in various states throughout the United States of America (the “U.S.”) and in foreign locations primarily in Canada, Switzerland, and the United Kingdom (the “U.K.”).

Use of Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in preparing financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most notable estimates included in the financial statements involve the valuation of unrealized gains and losses on open derivative contracts; valuation of inventory; valuation of goodwill and intangibles; valuation of accounts receivable; and realization of derivative contract gains.

Derivative Presentation: The Company presents its derivative gains and losses and related cash collateral amounts paid or received on a net basis in situations where a master netting agreement exits.

Fair Value of Financial Instruments: The carrying amounts recorded in the Company's Consolidated Balance Sheets for accounts and notes receivable, accounts payable, and debt at December 31, 2013 and 2012 approximate their fair values based on the current interest rate environment and terms of the instruments. The Company records derivatives in its financial statements at fair value.

Equity Subject to Possible Redemption: ASC 480, Distinguishing Liabilities from Equity, requires the redemption value of the portion of equity with redemption features that are not solely within the control of the Company to be stated separately from permanent equity. The Company’s operating agreement requires redemption under any of the following conditions:

•	Death or disability of a member that is a natural person;

•	Any member’s redemption request within a rolling 12-month period limited to $100,000; and

•
For members owning units with a redemption value over $200,000, any redemption request that would not cause the Company to breach any of its financial covenants with its lenders or would not otherwise imperil the financial condition of the Company at the discretion of the Board of Managers over a series of separate redemption notices.

The redemption price of a membership unit is defined by the operating agreement and is dependent on the timing and circumstances of the event of withdrawal or sale or transfer of the membership unit. Generally, redemptions are based on an appraised value of the Company as determined by an independent appraiser, typically measured on a going-concern basis by applying the income approach and market approach, and approved by the Board of Managers. Based on the provisions of the operating agreement and membership units outstanding, the redemption value of equity subject to possible redemption beyond control of the Company totaled $120,189,697 and $100,795,660 at December 31, 2013 and 2012, respectively. This constitutes approximately 36% of member units and Restricted Membership Units at December 31, 2013 and 2012. Redemptions beyond these amounts, without consideration of the proceeds from life insurance policies disclosed below, would cause the Board of Managers to determine whether the financial condition of the Company would be imperiled. Accordingly, provisions of the operating agreement may be invoked by the Board of Managers at its discretion to limit further redemptions. Actual per unit redemption values likely will differ from those presented herein and will be subject to the applicable redemption value at the date of the redemption.

The Company holds life insurance policies on certain key employees. These policies would fund approximately $86,000,000 of the current potential redemptions incurred upon death of its members.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments that mature within 90 days or less. The Company maintains its cash in various bank accounts, which at times, may exceed federally insured limits.

Margin Deposits: Margin accounts represent uninsured deposits with brokers and counterparties, unrealized gains and losses on regulated futures and options contracts, exchange-cleared swaps, over-the-counter (“OTC”) swaps, and foreign exchange forward rate agreements. The fair value of these financial instruments is presented in the accompanying consolidated statements on a net-by-counterparty basis. The Company nets fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

The net position is recorded within margin deposits or other accounts payable depending on whether the net amount is an asset or liability.

(amounts in thousands)	2013	2012
Cash deposits posted	$15,605	$12,777
Cash deposits received	(1,124)	(23,583)
Unrealized gain on derivatives	28,271	52,385
Unrealized loss on derivatives	(17,894)	(23,204)
	$24,858	$18,375

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

(amounts in thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts receivable - year ended December 31,
2013	$20,965	$760	$360	$21,365
2012	19,839	6,917	5,791	20,965
2011	14,538	5,964	664	19,838

Inventories: Grain and feed ingredient inventories are stated at estimated market value less cost of disposal. Ethanol inventories are stated at cost determined by the first-in, first-out method, which approximates market value less cost of disposal. All other significant inventories are valued at the lower of weighted average cost or market.

Property and Equipment and Depreciation: Property and equipment are recorded at cost. Expenditures that significantly extend the lives of assets and major improvements are capitalized. Depreciation is calculated using the straight-line method for financial statement purposes over the estimated useful lives of the respective assets and included in operating, administrative, and general expenses.

Goodwill and Other Intangible Assets: Intangible assets are recorded at cost, less accumulated amortization. Amortization of intangibles is provided over the estimated useful lives of the respective assets using the straight-line method. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews goodwill for impairment at least annually.

Impairment of Long-lived Assets: Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the assets. If such assets are considered to be impaired, the Company recognizes impairment expense for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Foreign Currency: The U.S. dollar (USD) is the functional currency of most of the Company's worldwide operations. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated comprehensive loss in equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur.

The aggregate foreign currency transaction gain (loss) included in the determination of net income was $(2,187,742), $5,035,092, and $(3,882,092) in 2013, 2012, and 2011, respectively. To reduce the exposure to foreign currency exchange risk on foreign currency-denominated forward purchase and sale contracts, the Company may enter into regulated commodity futures that are not denominated in a foreign currency. The net gain and loss on these hedging activities offset the foreign currency transaction net gain and loss and are included in cost of goods sold. The Company also uses foreign exchange forward rate derivative contracts to mitigate foreign currency exchange risk as disclosed in Note 5.

Revenue Recognition: Revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale and collectability is reasonably assured. The Company enters into contractual arrangements to deliver commodities to third-parties at specified dates, prices, and delivery points. Prior to delivery, some of these contracts are cancelled by offsetting contracts entered into with the same counterparty with the two contracts being net settled. Net settlement amounts related to cancelled contracts are included in revenue. Changes in the market value of inventories of merchandisable agricultural commodities, forward cash purchase and sales contracts, and exchange-traded futures and options contracts, OTC swaps, and forward rate agreements are recognized in cost of goods sold immediately.

Service fees for transloading, storage, and commodity marketing agreements are recognized in other operating income as earned and totaled $6,222,193, $1,253,516, and $1,490,469 in 2013, 2012, and 2011, respectively.

Income Taxes: Lansing Trade Group, LLC and its subsidiaries other than Lansing Vermont, Inc. (“LVI”) and certain foreign branches and subsidiaries, are generally not subject to corporate income taxes. Instead, the members of the Company report their proportionate share of the Company's taxable income or loss on their income tax returns. Income tax expense for each period includes taxes currently payable plus the change in deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws governing periods in which the differences are expected to reverse. The Company evaluates the realizability of deferred tax assets and provides a valuation allowance for amounts that management does not believe are more likely than not to be recoverable.

Subsequent Events: Management has performed an analysis of the activities and transactions subsequent to December 31, 2013 to determine the need for any adjustments to and disclosures within the consolidated financial statements for the period ended December 31, 2013. Management has performed their analysis through February 26, 2014, the date the financial statements were available to be issued.

On January 22, 2014, the Company had a membership interest redemption of $60,000,000. At December 31, 2013, these units were not redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event not solely within the Company’s control and, therefore, are not presented outside of permanent equity in the Consolidated Balance Sheets.

On January 22, 2014, the Company amended certain terms of the syndicated credit agreement, including extending the maturity date to January 22, 2018 and allowing for the issuance of senior notes.

On February 12, 2014, the Company issued $175,000,000 of senior notes at a fixed annual interest rate of 9.25% payable semi-annually. The notes mature on February 15, 2019.

On February 12, 2014, the Company repaid the $15,000,000 subordinated note payable issued in March 2012.

NOTE 2 - ACQUISITIONS

In April 2013, the Company acquired a 50% controlling financial interest in a new joint venture created to construct and operate transloading facilities in Texas. The joint venture partner contributed its business and certain assets and contractual arrangements, including transloading fixed assets and machinery and equipment, for a 50% equity interest. The Company is the primary beneficiary of the joint venture and the results of operations of the joint venture since its formation are included in the Company’s consolidated financial statements.

Machinery and equipment assets were valued using the cost approach and based on replacement cost less physical depreciation and functional obsolescence. The fair value of the noncontrolling interest and identifiable intangible assets was determined by applying the income approach. Trademarks were valued using the relief from royalty method and the customer relationships were valued using the excess earnings method. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 82, Fair Value Measurements and Disclosures.

Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14% that was benchmarked with reference to the implied rate of return from the transaction model, (3) a terminal value based on long-term sustainable growth rate of 3% (3) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The weighted average amortization period of the acquired identifiable intangible assets is 6.4 years.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed in the acquisition at their fair values as of the acquisition date. The excess of the purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill, which consists largely to management’s knowledge of and experience in the markets in which the joint venture operates that are not separable from the acquired enterprise.

(amounts in thousands)	Transloading joint venture
Consideration:
Cash paid, net of cash acquired	$2,969
Noncontrolling interest	3,000
$5,969
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable and other current assets	$913
Machinery and equipment	7,603
Intangibles	2,100
Goodwill	2,155
Accounts payable and other current liabilities	(185)
Long-term debt	(6,617)
Fair value of net assets acquired	$5,969

In August 2013, the Company purchased 51% of the equity of a U.K.-based commodity merchandising company. The stock purchase agreement requires the Company to acquire the remaining outstanding shares at various intervals through 2015. The results of operations for the business since the acquisition date are included in the Company’s consolidated financial statements.

The fair value of the noncontrolling interest and identifiable intangible assets was determined by applying the income approach. Trademarks were valued using the relief from royalty method and the customer relationships were valued using the excess earnings method. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 82, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14% that was benchmarked with reference to the implied rate of return from the transaction model, (3) a terminal value based on long-term sustainable growth rate of 4% (3) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The weighted average amortization period of the acquired identifiable intangible assets is 5.0 years.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed in the acquisition at their fair values as of the acquisition date.

(amounts in thousands)	U.K.-based commodity merchandising company
Consideration:
Cash paid, net of cash acquired	$4,419
Noncontrolling interest	9,121
$13,540
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable and other current assets	$9,620
Inventories	17,130
Net commodity derivative gains	2,266
Office furniture and computer equipment	59
Intangibles	693
Accounts payable and other current liabilities	(6,065)
Line of credit facility	(9,437)
Current and deferred income tax liabilities	(726)
Fair value of net assets acquired	$13,540

On December 31, 2013, the Company’s then 50%-owned Canadian commodity merchandising joint venture repurchased the outstanding shares held by the Company’s partner in the joint venture. As a result of the repurchase transaction, the Company consolidated the wholly owned subsidiary.

Prior to the acquisition, the joint venture was accounted for as an equity method investment since its formation in October 2012. The Company remeasured its previously held equity interest in the joint venture to fair value in the amount of $6,463,574 and recorded a gain of $515,370. The fair value of the previously held equity interest was determined by applying the income and market approach. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14%, (3) a terminal value based on long-term implied growth rate of 1.2% (3) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value previously held interest.

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed in the acquisition at their fair values as of the acquisition date.

(amounts in thousands)	Canadian commodity merchandising company
Consideration:
Fair value of previously held interest	$6,464
Cash acquired	(3,173)
$3,291
Recognized amounts of assets acquired and liabilities assumed:
Margin deposits	$916
Accounts receivable and other current assets	15,161
Inventories	6,084
Net commodity derivative gains	1,770
Other fixed assets	134
Accounts payable and other current liabilities	(20,737)
Other long-term liabilities	(37)
Fair value of net assets acquired	$3,291

In 2013, the Company completed its acquisition of three grain handling facilities in northeastern North Carolina and increased its ownership from 80% to 100% for $2,700,000, including a true-up payment of $250,000 related to the 20% stake purchased in 2012. The Company recorded a $445,539 reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation. The acquired facilities were part of a joint business venture formed with an affiliate in September 2010. The results of operations of the joint venture since formation are included in the consolidated financial statements of the Company.

In 2011, the Company completed its acquisition of a feed ingredient merchandising company pursuant to the stock purchase agreement dated January 4, 2008 and increased its ownership from 61% to 100% for $11,435,222, including a true-up payment of $702,709 remitted in 2012. The Company recorded a $616,050 reduction to equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

NOTE 3 - INVESTMENTS AT EQUITY

Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting and, therefore, carried at cost and adjusted for the Company's proportionate share of their earnings and losses.

In July 2013, the Company paid cash of $40,409,972 and contributed its Ontario-based Canadian commodity merchandising business for a non-controlling 50% equity share of a Canadian company that primarily owns and operates grain elevators in Ontario. The Company recognized a gain in other income of $5,788,162 on the deconsolidation of the business contributed in accordance with ASC 810, Consolidation.

In October 2012, the Company invested $5,000,000 for an equity interest of 50% in a newly formed Canadian commodity merchandising joint venture. The 50% equity interest not owned by the Company was repurchased by the joint venture on December 31, 2013. As a result of this redemption, the Canadian commodity merchandising entity is now a wholly-owned consolidated subsidiary of the Company.

The Company's equity method investments are summarized as follows:

(amounts in thousands)	December 31, 2013	December 31, 2012
Canadian grain elevator company	$48,237	$—
Canadian commodity merchandising joint venture	—	5,000
Other investments at equity	1,712	1,223
	$49,949	$6,223

The following is a summary of financial position and results of operations of the group of investees detailed above, which are similar in nature of operation:

(amounts in thousands)	2013	2012
Current assets	$588,440	$340,741
Property, plant, and equipment	98,184	1,223
Other assets	31,638	77
	$718,262	$342,041

Current liabilities	$492,181	$293,073
Long-term liabilities	120,782	31,790
Equity	105,299	17,178
	$718,262	$342,041

Sales	$1,791,175	$1,712,383
Net income	$5,056	$499

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

ASC 820 excludes inventories measured at market value under ASC 905-330, Agriculture, as market value is similar to, but not intended to measure, fair value. Management has included inventories in the table below as ASC 820 encourages disclosure information about measurements similar to fair value, which includes the valuation of inventories measured at market value less cost of disposal. Valuation of the Company's grain and feed ingredients inventories is based on market price less cost of disposal, which management believes analogizes ASC 820 guidance.

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis under ASC 820 at December 31, 2013 and 2012:

	2013
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$11,450	$(1,073)	$—	$10,377
Readily marketable inventories	—	280,389	—	280,389
Commodity derivative assets	—	142,790	—	142,790
Total assets	$11,450	$422,106	$—	$433,556

Liabilities:
Commodity derivative liabilities	—	100,061	—	100,061
Total liabilities	$—	$100,061	$—	$100,061

	2012
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$27,789	$1,392	$—	$29,181
Readily marketable inventories	—	401,141	—	401,141
Commodity derivative assets	—	148,472	—	148,472
Total assets	$27,789	$551,005	$—	$578,794

Liabilities:
Commodity derivative liabilities	—	94,444	—	94,444
Total liabilities	$—	$94,444	$—	$94,444

Margin deposit assets reflect the fair value of futures and options contracts, exchange-cleared swaps, OTC swap contracts, and foreign exchange forward rate agreements that the Company has through regulated, institutional exchanges (e.g., CBOT or NYMEX) and counterparties with master netting arrangements. The regulated futures and options contracts included in margin deposits are valued based on unadjusted quoted prices in active markets and are classified in Level 1. Fair value for exchange-cleared swaps, OTC swap contracts and forward rate agreements is estimated based on exchange-quoted prices and observable quotes and is classified in Level 2.

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

NOTE 5 - DERIVATIVES AND HEDGING

The Company hedges its inventory and forward cash purchase and sales contracts to the extent management considers practical. The objective for holding these hedging instruments is to protect the operating revenues and cash flows resulting from market fluctuations. These hedging activities are governed by a Risk Management Policy approved by the Company's Board of Managers. Hedging activities include the use of derivatives as defined by ASC 815, Derivatives and Hedging, in the form of forward contracts, regulated commodity futures and options, exchange-traded OTC contracts, other OTC commodity swaps, and forward rate agreements as tools to reduce this risk of loss. The results of these strategies can be significantly impacted by factors such as the volatility of the relationship between the value of exchange-traded futures and OTC products and the cash prices of the underlying commodities and counterparty contract defaults.

The Company believes the derivatives utilized are effective in hedging economic risks of the Company in accordance with its Risk Management Policy, but may not meet the correlation criteria outlined in ASC 815, Derivatives and Hedging. Therefore, all derivatives not considered hedges are recorded at their fair value with the offset being recorded in the Consolidated Statements of Comprehensive Income.

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

Changes in fair values of these commodity contracts and related inventories are included in cost of goods sold in the Consolidated Statement of Comprehensive Income. The estimated fair value of the regulated commodity futures contracts as well as other exchange-traded contracts is recorded on a net basis (offset against cash collateral posted or received) within margin deposits on the Consolidated Balance Sheets. Management determines fair value based on ASC 820.

The Company also uses futures and options contracts associated with its speculative trading policy. Open positions under the speculative trading policy are held in a non-guaranteed subsidiary and have been recorded at fair value with the offsets being recorded in other operating income and constitute substantially all of the other operating income disclosed below.

Foreign Currency Derivatives: The Company uses foreign exchange forward rate agreements in certain operations to mitigate the risk from exchange rate fluctuations in connection with anticipated transactions denominated in foreign currencies. The fair value of the Company's foreign exchange forward rate agreements was a net loss of $922,651 and a net gain of $412,256 at December 31, 2013 and 2012, respectively, and was included in margin deposits. Aggregate foreign currency transaction gains and losses related to non-trading activities are included in other income and presented separately in the derivative-based transaction activities alternative disclosure below. Aggregate foreign currency transaction gains and losses related to trading activities are included in cost of goods sold in the derivative-based transaction activities alternative disclosure below.

Quantitative Disclosures: The table below presents the fair value of the Company's commodity derivatives and the Consolidated Balance Sheet line item in which they are located as of December 31, 2013 and 2012:

(amounts in thousands)	December 31, 2013	December 31, 2012
Commodity derivative assets - current	$142,689	$147,967
Commodity derivative assets - long-term	101	505
Commodity derivative liabilities - current	(99,534)	(94,082)
Commodity derivative liabilities - long-term	(527)	(362)
Regulated futures and options contract gains in margin deposits	24,228	46,557
Regulated futures and options contract losses in margin deposits	(12,778)	(18,768)
Exchange-traded OTC contract gains included in margin deposits	3,905	5,025
Exchange-traded OTC contract losses included in margin deposits	(4,055)	(4,045)
Total estimated fair value of commodity derivatives	$54,029	$82,797

At December 31, 2013, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 75,833,814 and net Great British Pounds of UK£ 8,907,339. At December 31, 2012, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 39,349,234. At December 31, 2011, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 15,977,981 and net Swiss francs purchases of $CHF 395,321. The Company considers the functional currency of its U.S. operations the U.S. dollar. Accordingly, unrealized gains and losses on open contracts are charged to current cost of goods sold.

ASC 815-50 requires the Company to disclose the location and amount of the gains and losses from its derivative instruments reported in the Consolidated Statement of Comprehensive Income. The Company uses various derivative instruments, as described above, as well as non-derivative instruments (i.e., commodity inventory valued at estimated market value less cost of disposal) in its risk management strategies and activities. Substantially all of the Company's sales are the result of physical delivery of commodities against forward cash contracts and substantially all of the Company's cost of goods sold are the result of purchases of commodities on forward cash contracts, gains and losses from all other derivatives along with the change in value of the Company's grain and feed ingredients inventories.

The following table includes the alternative disclosures about gains and losses from activities that include non-designated derivative instruments as well as non-derivative instruments and their reporting in the Consolidated Statements of Comprehensive Income:

(amounts in thousands)	2013	2012	2011
Derivative-based transaction activities
Sales	$8,574,336	$6,952,571	$5,905,521
Cost of goods sold	8,422,324	6,813,129	5,796,130
Gross margin	152,012	139,442	109,391
Other operating income	2,678	16,578	19,048
Other (loss) income - net	(397)	10	(284)

At December 31, 2013 and 2012, the Company had the following gross quantities outstanding on commodity derivative contracts:

	2013	2012	Unit of measure
Commodity:
Corn	471,571,514	523,118,520	bushels
Wheat	98,916,149	119,811,374	bushels
Soybeans	93,772,511	72,801,922	bushels
Dried distillers grain	4,215,219	940,833	tons
Cottonseed	278,065	267,645	tons
Ethanol	208,401,215	166,980,605	gallons
Natural gas	—	1,730,000	MMBtu
Crude oil	12,960,877	122,957,912	gallons
Propane	1,470,000	1,932,000	gallons
Gasoline	26,334,000	—	gallons
Forward freight agreements	165	90	days
Other	906,701	711,602	metric tons

NOTE 6 - INVENTORIES

Grain and feed ingredients inventories stated at estimated market value less cost of disposal at December 31, 2013 and 2012 consist of the following:

(amounts in thousands)	2013	2012
Corn	$60,732	$100,158
Soybeans	101,438	145,118
Wheat	53,875	115,908
Dried distillers grain	49,028	14,680
Cottonseed	6,862	11,784
Soybean oil	—	11,044
Other inventories	8,454	2,449
	$280,389	$401,141

Inventories stated at the lower of cost or market at December 31, 2013 and 2012 consist of the following:

(amounts in thousands)	2013	2012
Ethanol	$3,436	$47,450
Potato products	16,252	15,169
Organic grains and ingredients	20,605	—
Fishmeal	4,138	—
Other inventories	3,168	1,041
	$47,599	$63,660

Inventories shown on the Consolidated Balance Sheets at December 31, 2013 and 2012 do not include 1,257,002 and 593,754 bushels of grain, respectively, held in storage for others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with the above inventory held in storage for others. Management does not anticipate material losses on any deficiencies.

NOTE 7 - GOODWILL AND INTANGIBLES

As of December 31, 2013, the Company determined that no impairment to goodwill exists. Separable intangible assets with finite lives are amortized over their useful lives. Amortization expense was $2,399,131, $2,070,000, and $2,070,000 for 2013, 2012, and 2011, respectively. Other intangible assets consist of acquired customer lists and trade names.

		Other Intangible Assets
(amounts in thousands)	Goodwill	Gross Amount	Accumulated Amortization
December 31, 2012	14,893	20,700	(6,724)
December 31, 2013	17,048	23,543	(9,127)

Expected future annual amortization expense is as follows:

(amounts in thousands)
2014	$2,668
2015	2,553
2016	2,422
2017	2,393
2018	2,313
Thereafter	2,067

NOTE 8 - DEBT

At December 31, 2013 and 2012 the Company's debt consists of the following:

(amounts in thousands)	December 31, 2013	December 31, 2012
Line of credit facility maturing November 1, 2014	$122,318	$439,812
Inventory repurchase agreements	15,500	—
Structured trade line of credit	—	32,146
Subordinated note payable maturing March 5, 2015	14,950	14,913
Term loans secured with certain property and equipment	59,282	23,907
Credit facilities of U.K.-based commodity merchandising company due on demand	10,950	—
Other obligations	5,006	3,278
	228,006	514,056
Less current maturities	156,471	476,675
	$71,535	$37,381

On September 1, 2009, the Company entered into a syndicated credit agreement arranged with a group of financial institutions, which had an original maturity date of November 1, 2011. On July 15, 2011, the syndicated credit agreement was amended and extended to November 1, 2014. The credit facility provided a revolving line of credit in the amount of $450,000,000 and $600,000,000 at December 31, 2013 and 2012, respectively. The actual credit available is based on security in the form of eligible current assets of the Company as determined by the provisions included in the credit agreement. Total availability under the agreement was $231,431,552 and $122,356,108 at December 31, 2013 and 2012, respectively. The credit agreement accrues interest at a variable rate and had a weighted average interest rate on the outstanding borrowings of 2.21% and 2.78% at December 31, 2013 and 2012, respectively.

In October 2013, the Company was advanced $15,500,000 by a financial institution under an inventory repurchase agreement for 2,500,000 bushels of wheat. The Company repurchased this grain on February 3, 2014 in accordance with this agreement. The effective cost of these funds was 1.78% at December 31, 2013.

In July 2013, the Company refinanced the existing term loan secured by certain property and equipment in Louisiana. The loan was increased to $26,000,000 and now matures in July 2028. The fixed interest rate on these borrowings at December 31, 2013 was 4.76%

On June 28, 2012, the Company entered into a term loan that was secured by certain property and equipment in Nebraska for $5,600,000. The loan matures in July 2022. The fixed interest rate on these borrowings at December 31, 2013 was 4.19%.

In June 2013, the Company entered into a second term loan secured by certain property and equipment in Nebraska for $16,363,750. The loan matures in June 2028 and the first principal payment is due on February 1, 2014. The fixed interest rate on these borrowings at December 31, 2013 was 4.45%.

On August 31, 2010, the Company entered into a term loan that was secured by certain property and equipment in Idaho for $9,300,000. The loan matures in September 2020. The fixed interest rate on these borrowings at December 31, 2013 was 5.21%.

The long-term debt of the transloading joint venture was comprised of several notes with a combined balance of $6,556,281at December 31, 2013 with various maturities through March 2023 and with fixed interest rates between 4.99% and 6.24% and was generally secured with certain equipment of the joint venture.

The debt of the acquired U.K.-based commodity merchandising company was comprised of credit agreements arranged with certain financial institutions extending a total $28,000,000 for trade and inventory finance activities. Amounts drawn on the credit agreements are due on demand and accrue interest LIBOR plus spreads from 2% to 3%.

In March 2012, the Company issued a $15,000,000 subordinated note payable that matures in three years. The note was issued at a discount of 75 basis points and requires monthly cash interest payments at 9.0% plus the one year LIBOR rate. The interest rate on the subordinated note payable at December 31, 2013 was 9.74%. The note also requires annual contingent interest payments if the Company’s results exceed certain benchmarks as stated in the note. The interest rate on the contingent interest for 2013 is estimated to be 2.55%. Unlike typical long-term debt, interest rates and other terms for subordinated debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, the Company believes that it is not practicable to determine the fair value of the subordinated note payable without incurring excessive costs.

In 2012, the Company entered into credit agreements arranged with various individual financial institutions extending a total of $80,000,000 uncommitted lines of credit for trade finance activities. At December 31, 2012, the balance outstanding under these agreements was $32,146,000 and accrued interest at 2.17%. The outstanding balance was paid in full with interest in January 2013. There were no amounts outstanding under these agreements at December 31, 2013.

The aggregate annual maturities of long-term borrowings are as follows:

(amounts in thousands)
2014	$7,703
2015	22,814
2016	7,131
2017	5,431
2018	5,386
Thereafter	30,773

The Company had outstanding letters of credit totaling $6,892,071 and $25,962,819 at December 31, 2013 and 2012, respectively. Of the letters of credit outstanding at December 31, 2013, all but one expired in the first two months of 2014. The remaining letter of credit was for $1,936,154 and expires on October 30, 2014. Of the letters of credit outstanding at December 31, 2012, all but one expired in the first two months of 2013. The remaining letter of credit was for $1,812,233 and expired on October 30, 2013.

Borrowings under the credit agreement are secured by substantially all assets of the Company, excluding certain property and equipment. Because the actual credit available is based on eligible current assets of the Company as determined by the provisions included in the credit agreement, the balance due is presented as a current liability. The line of credit facility, subordinated note, and term loans contain various covenants, including covenants related to tangible net worth, working capital, and certain other items. The Company was in compliance with or had waiver for non-compliance for all financial covenants at December 31, 2013 and 2012. At December 31, 2013, a consolidated VIE of the Company received a covenant waiver through September 30, 2014 for non-compliance with a minimum required financial metric related to its term loans with an outstanding balance of $21,170,411.

NOTE 9 - INCOME TAXES

Lansing Trade Group, LLC and its subsidiaries other than LVI and certain foreign subsidiaries and branches, are generally not subject to federal income taxes. As such, the Company does not directly pay federal income taxes. Other than with respect to the corporate subsidiary and certain foreign subsidiaries and branches, the Company's taxable income is includable in the federal income tax returns of each of the Company's members. The Company's tax rate differs from statutory rates primarily due to being structured as a limited liability company, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states and foreign jurisdictions.

The components of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

(amounts in thousands)	2013	2012
Deferred income tax assets:
Unrealized derivative contract losses	$10,044	$3,758
Allowance for doubtful accounts	293	308
In-transit activity	423	—
Other	456	158
Net operating loss carryforwards	555	131
	11,771	4,355
Valuation allowance	(346)	(131)
Total deferred income tax assets	11,425	4,224

Deferred income tax liabilities:
Unrealized derivative contract gains	(14,195)	(5,883)
In-transit activity	—	(188)
Property and equipment	(10)	(10)
Intangibles	(4,869)	(5,531)
Other	(12)	—
Total deferred income tax liabilities	(19,086)	(11,612)

Net deferred income tax liabilities	$(7,661)	$(7,388)

The components of the provision for income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

(amounts in thousands)	2013	2012	2011
Current:
U.S. Federal	$2,957	$1,904	$1,871
State	204	380	508
Foreign	434	(198)	1,024
	3,595	2,086	3,403

Deferred:
U.S. Federal	276	(327)	(450)
State	(108)	(57)	(82)
Foreign	(654)	8	(34)
	(486)	(376)	(566)

Total income tax provision	$3,109	$1,710	$2,837

Under guidance issued by the FASB with respect to accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Total unrecognized tax benefits were $723,675 at December 31, 2013 and 2012. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had $273,992 of accrued interest and penalties at December 31, 2013 and 2012. The unrecognized tax benefit and related interest and penalties reflected at December 31, 2013 and 2012 are the result of amounts recorded in the LVI acquisition.

The Company does not anticipate that the total unrecognized tax benefits will be reduced within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the United States, Canada, the U.K., and certain other foreign federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2010. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 10 - SHARE BASED COMPENSATION PLANS

The Company has a Restricted Membership Unit Plan, which is considered a share based compensation plan. The Board of Managers or a committee appointed by the Board of Managers determines employee eligibility for the plan. The Company believes that such awards better align the interests of its employees with those of its members. During 2013 and 2012, the committee authorized the granting of $8,960,734 and $8,416,151, respectively, worth of Restricted Membership Units with the number of units being determined based upon fair value determined by an independent valuation. The grants primarily are deferrals of annual performance incentives to be issued in Restricted Membership Units in accordance with the Company's compensation plans. The Restricted Membership Units generally vest one-third on January 1 following the initial grant date and one-third annually thereafter as long as the individual remains an employee of the Company. The units vest immediately upon death or disability of the employee. The units also provide for accelerated vesting if there is a change in control (as defined in the Plan) or discharge without cause.

Upon vesting, Restricted Membership Units become full membership units subject to all provisions of the Company's operating agreement; however, upon the event of withdrawal from membership by the employee, the vested units received through this plan must be redeemed by the Company as if the member died or became disabled and unvested units are forfeited.

Compensation expense attributable to the vesting of Restricted Membership Units and charged against income for 2013, 2012, and 2011 was $7,473,702, $6,467,938, and $5,261,678, respectively. Expected future compensation expense related to the granted awards, assuming no additional forfeitures, is as follows:

(amounts in thousands)	2013 Awards	2012 Awards	2011 Awards	Total
2014	$1,693	$1,552	$1,289	$4,534
2015	1,693	1,454	—	3,147
2016	1,677	—	—	1,677
Total assets	$5,063	$3,006	$1,289	$9,358

In August 2013, the Company purchased 51% of the equity of a U.K.-based commodity merchandising company based in London. At the time of the acquisition, the Company issued 4,134 class B shares of the acquired subsidiary to certain of its employees. The rights attached to the class B shares entitle the holders of the shares to sell the shares to the Company in April 2015 for a price that will be determined by reference to the achievement of specific revenue targets. The sale price cannot exceed UK£ 1,477,362. Management believes that such rights represent a share based compensation plan with a 20-month service period. Compensation expense attributable to these share rights was $590,143 in 2013 and future compensation expense, assuming no forfeitures, is expected to be $1,461,790 and $365,447 in 2014 and 2015, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space primarily in North America from various leasing companies under noncancelable operating leases expiring through January 31, 2018. These agreements require monthly rentals of approximately $96,500, plus the payment of insurance and normal maintenance on the property.

The Company leases terminal space under noncancelable operating leases expiring on various dates through May 2014 for the purpose of storing ethanol inventory. These agreements require a minimum monthly warehousing charge, subject to escalation tied to the All-Urban Consumer Price Index (CPI), plus payment for storage capacity in excess of contracted capacity.

The Company leases railroad cars from various railcar leasing companies, including a member, for the transporting of commodities under noncancelable operating leases expiring through June 30, 2017. These agreements require monthly rentals of approximately $706,000 plus the payment of excess mileage charges and any damage repairs.

Future minimum operating lease payments are as follows and include minimum lease payments to a member totaling $259,380 and $131,400 in 2014 and 2015, respectively:

(amounts in thousands)
2014	$6,657
2015	4,826
2016	2,776
2017	1,350
2018	54
Thereafter	—
$15,663

Total rent expense for 2013, 2012, and 2011 was $11,062,534, $13,470,716, and $13,737,434, respectively.

The Company is subject to various legal and administrative claims arising in the normal course of business. Management believes that any liability that may result from these claims would be immaterial to the Company's financial position.

NOTE 12 - RELATED PARTIES

The Company leases most of its employees from a related party under a services agreement. This agreement stipulates all payroll and payroll related benefits be reimbursed on a direct cost basis, including administrative costs, to the related party. Total charges for services provided for the years ended December 31, 2013, 2012, and 2011 amounted to $64,655,013, $57,455,697, and

$47,408,260, respectively. Amounts due under the agreement at December 31, 2013 and 2012 were $5,714,905 and $6,910,556, respectively, and included as other current liabilities.

In August 2010, the Company issued a $10,000,000 subordinated loan to a related party with a 7.00% coupon rate that is payable semi-annually. The note is due in full in seven years and requires the related party to make payments towards the outstanding balance in the interim periods based on certain earnings thresholds.

The Company buys and sells cash commodities and renewable fuels and enters into certain railcar leasing and maintenance transactions with related parties. These related party balances as of December 31, 2013 and 2012 and transactions as of and for the years ended December 31, 2013, 2012, and 2011 are as follows:

(amounts in thousands)	2013	2012	2011
Sales	$129,810	$122,671	$192,867
Cost of goods sold	326,023	171,847	173,746
Interest income	562	525	700
Interest expense	467	221	332
Gain on deconsolidation of a subsidiary	5,788	—	—

Accounts receivable	$24,162	$32,285
Note receivable	9,828	9,828
Current maturities of long-term debt	2,433	1,146
Accounts payable	78,183	9,747
Net gain (loss) on forward cash purchase and cash sales contracts	(4,043)	1,097
Other current liabilities	—	1,130
Long-term debt	2,573	1,146

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
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2013, the certifying officers have concluded that the Company's disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weakness
The Company, throughout 2013, completed several changes to its internal control over financial reporting and remediated the previously reported material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on timely basis.
Management previously reported a material weakness in the Company's internal control over financial reporting, related to inadequate segregation of duties for multiple individuals who had access to create and post journal entries across substantially all of the Company, in our Annual Report, on Form 10-K for the year ended December 31, 2012. Specifically, our internal controls over journal entries were not designed effectively to provide reasonable assurance that the entries were appropriately recorded and reviewed for validity, accuracy and completeness for substantially all of the key accounts and disclosures.
The following changes were made to the Company’s internal control over financial reporting.

1.	Implemented a control that ensures that all manual journal entries are reviewed by an appropriate person.

2.	Designed effective segregation of duties, by removing the ability to post journal entries from all manual journal entry reviewers.

3.	Enhanced information technology controls related to the granting and on-going monitoring of a users' access to post journal entries.

4.	Implemented a periodic access review to verify all user access to post journal entries.

The Company is in the process of implementing SAP in order to replace its legacy systems. At the time we filed our Annual Report on Form 10-K for the year ended December 31, 2012, we anticipated being able to leverage capabilities in SAP to further aid in restricting the ability of an individual to create and post an entry without review. Due to unrelated reasons, we have delayed implementation of SAP during 2013 which did not impact the Company’s ability to remediate the material weakness. The remedial actions noted above were achieved by implementing changes to the existing internal control environment by (1) removing access to post journal entries by those responsible for reviewing manual journal entries; (2) designing reports that enable us to ensure that all manual journal entries were reviewed by an appropriate person; (3) changing user roles and responsibilities for those with incompatible duties and (4) refining controls related to provisioning and monitoring of user access.
The Company has completed the documentation and testing of the corrective actions described above and, as of December 31, 2013, has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness related to journal entries has been remediated as of December 31, 2013.
Changes in Internal Control over Financial Reporting
The actions described above in the remediation of the previously reported material weakness, which concluded during the fourth quarter constitute a change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 2, 2014 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2013, 2012 and 2011	126

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

10.54
First Amendment to Asset Purchase Agreement between Green Plains Grain Company LLC, Green Plains Grain Company TN LLC, Green Plains Renewable Energy, Inc. and The Andersons, Inc. dated November 30, 2012 (Incorporated by reference from Form 8-K filed December 3, 2012).

10.55	Stock Purchase Agreement among the Sellers and The Andersons, Inc. and Lansing Trade Group LLC dated May 31, 2013 (Incorporated by reference from Form 8-K filed August 2, 2013).

10.56	Membership Interest Redemption Agreement between Lansing Trade Group, LLC and The Andersons Agriculture Group, L.P. (Incorporated by reference from Form 8-K filed January 23, 2014)

10.57
Second Amended and Restated Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 2013.** (The exhibits to the Marking Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)

10.58	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 2013.**

10.59	Form of Performance Share Unit Agreement (filed herewith).

10.60	Form of Restricted Share Award Agreement (filed herewith).

10.61	Form of Restricted Share Award - Non-Employee Directors Agreement (filed herewith).

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Consolidated Subsidiaries of The Andersons, Inc (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.3	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.
** Agreements were finalized prior to year end and parties agreed to have them effective as of June 1, 2013

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

THE ANDERSONS, INC. (Registrant)

Date: February 28, 2014	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2014	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Michael J. Anderson	Chairman and Chief Executive Officer	2/28/2014	/s/ Donald L. Mennel	Director	2/28/2014
Michael J. Anderson	(Principal Executive Officer)		Donald L. Mennel

/s/ John Granato	Chief Financial Officer	2/28/2014	/s/ Patrick S. Mullin	Director	2/28/2014
John Granato	(Principal Financial Officer)		Patrick S. Mullin

/s/ Gerard M. Anderson	Director	2/28/2014	/s/ David L. Nichols	Director	2/28/2014
Gerard M. Anderson			David L. Nichols

/s/ Robert J. King, Jr.	Director	2/28/2014	/s/ John T. Stout, Jr.	Director	2/28/2014
Robert J. King, Jr.			John T. Stout, Jr.

/s/ Catherine M. Kilbane	Director	2/28/2014	/s/ Jacqueline F. Woods	Director	2/28/2014
Catherine M. Kilbane			Jacqueline F. Woods

/s/ Ross W. Manire	Director	2/28/2014
Ross W. Manire

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - Year ended December 31,
2013	$4,883	$1,187	$—	$(1,077)	$4,993
2012	4,799	1,129	46	(1,091)	4,883
2011	5,684	187	46	(1,118)	4,799
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

10.57
Second Amended and Restated Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 2013. (The exhibits to the Marking Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)

10.58	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 2013.

10.59	Form of Performance Share Unit Agreement.

10.60	Form of Restricted Share Award Agreement.

10.61	Form of Restricted Share Award - Non-Employee Directors Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.