Form 10-Q
period 2014-03-31
ANDERSONS INC
filed 2014-05-09
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.2 million  common shares outstanding, no par value, at April 30, 2014.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$43,693	$309,085	$58,284
Restricted cash	652	408	635
Accounts receivable, net	191,972	173,930	197,842
Inventories (Note 2)	725,584	614,923	753,378
Commodity derivative assets – current	119,330	71,319	158,079
Deferred income taxes	9,104	4,931	15,482
Other current assets	48,214	47,188	63,350
Total current assets	1,138,549	1,221,784	1,247,050
Other assets:
Commodity derivative assets – noncurrent	1,365	246	813
Goodwill	58,554	58,554	54,387
Other assets, net	55,974	59,456	50,148
Pension assets	15,079	14,328	—
Equity method investments	232,396	291,109	190,377
	363,368	423,693	295,725
Railcar assets leased to others, net (Note 3)	237,534	240,621	244,706
Property, plant and equipment, net (Note 3)	386,132	387,458	364,307
Total assets	$2,125,583	$2,273,556	$2,151,788

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$226,100	$—	$292,100
Accounts payable for grain	183,998	592,183	183,997
Other accounts payable	177,623	154,599	182,013
Customer prepayments and deferred revenue	124,981	59,304	160,191
Commodity derivative liabilities – current	32,153	63,954	50,157
Accrued expenses and other current liabilities	56,290	70,295	52,519
Current maturities of long-term debt (Note 10)	90,760	51,998	43,052
Total current liabilities	891,905	992,333	964,029
Other long-term liabilities	14,749	15,386	16,898
Commodity derivative liabilities – noncurrent	734	6,644	3,220
Employee benefit plan obligations	39,989	39,477	52,927
Long-term debt, less current maturities (Note 10)	306,161	375,213	412,700
Deferred income taxes	128,716	120,082	77,694
Total liabilities	1,382,254	1,549,135	1,527,468
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 28,797 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	184,474	184,380	181,845
Treasury shares, at cost (378, 607 and 713 shares at 3/31/14, 12/31/13 and 3/31/13, respectively)	(8,750)	(10,222)	(11,418)
Accumulated other comprehensive loss	(24,157)	(21,181)	(43,277)
Retained earnings	567,849	548,401	480,156
Total shareholders’ equity of The Andersons, Inc.	719,512	701,474	607,402
Noncontrolling interests	23,817	22,947	16,918
Total equity	743,329	724,421	624,320
Total liabilities and equity	$2,125,583	$2,273,556	$2,151,788
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2014	2013
Sales and merchandising revenues	$1,003,294	$1,271,970
Cost of sales and merchandising revenues	926,519	1,192,697
Gross profit	76,775	79,273
Operating, administrative and general expenses	70,985	62,008
Interest expense	6,002	6,404
Other income:
Equity in earnings of affiliates, net	20,501	7,804
Other income, net	19,612	2,726
Income before income taxes	39,901	21,391
Income tax provision	13,872	9,079
Net income	26,029	12,312
Net income (loss) attributable to the noncontrolling interests	3,321	(266)
Net income attributable to The Andersons, Inc.	$22,708	$12,578
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.80	$0.45
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.80	$0.45
Dividends paid	$0.1100	$0.1067
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended March 31,
	2014	2013
Net income	$26,029	$12,312
Other comprehensive (loss) income, net of tax:
(Decrease) increase in estimated fair value of investment in debt securities (net of income tax of ($1,958) and $187)	(3,232)	303
Change in unrecognized actuarial loss and prior service cost (net of income tax of $113 and $232 - Note 14)	187	1,769
Cash flow hedge activity (net of income tax of $42 and $96)	69	30
Other comprehensive (loss) income	(2,976)	2,102
Comprehensive income	23,053	14,414
Comprehensive income (loss) attributable to the noncontrolling interests	3,321	(266)
Comprehensive income attributable to The Andersons, Inc.	$19,732	$14,680
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2014	2013
Operating Activities
Net income	$26,029	$12,312
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	13,856	14,801
Bad debt expense	377	269
Cash distributions in excess of income of unconsolidated affiliates	45,061	531
Gain on sale of investments in affiliates	(17,055)	—
Gains on sales of railcars and related leases	(10,769)	(9,699)
Excess tax benefit from share-based payment arrangement	(1,608)	(55)
Deferred income taxes	6,264	805
Stock-based compensation expense	1,462	768
Other	(2,504)	102
Changes in operating assets and liabilities:
Accounts receivable	(19,390)	11,815
Inventories	(110,661)	23,299
Commodity derivatives	(86,842)	(34,915)
Other assets	(1,730)	(9,534)
Accounts payable for grain	(408,185)	(398,656)
Other accounts payable and accrued expenses	67,082	52,174
Net cash used in operating activities	(498,613)	(335,983)
Investing Activities
Acquisition of businesses, net of cash acquired	—	(3,345)
Purchases of railcars	(14,005)	(44,241)
Proceeds from sale of railcars	25,465	36,144
Purchases of property, plant and equipment	(5,523)	(6,194)
Proceeds from sale of property, plant and equipment	108	68
Proceeds from sale of investments in affiliates	31,457	—
Change in restricted cash	(244)	(237)
Net cash provided by (used in) investing activities	37,258	(17,805)
Financing Activities
Net change in short-term borrowings	226,100	267,881
Proceeds from issuance of long-term debt	3,598	25,254
Payments of long-term debt	(30,560)	(17,888)
Proceeds from sale of treasury shares to employees and directors	1,499	1,587
Payments of debt issuance costs	(3,175)	(46)
Dividends paid	(3,107)	(2,989)
Excess tax benefit from share-based payment arrangement	1,608	55
Net cash provided by financing activities	195,963	273,854
Decrease in cash and cash equivalents	(265,392)	(79,934)
Cash and cash equivalents at beginning of period	309,085	138,218
Cash and cash equivalents at end of period	$43,693	$58,284

	Three months ended March 31,
	2014	2013
Supplemental disclosure of cash flow information
Capital project costs incurred but not yet paid	$4,020	$4,372
Purchase of capitalized software through seller-financing	$2,562	$4,294

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income (loss)					12,578	(266)	12,312
Other comprehensive income				2,102			2,102
Proceeds received from minority investor						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,052 (118 shares)		163	1,141				1,304
Dividends declared ($0.1067 per common share)					(2,995)		(2,995)
Performance share unit dividend equilavents		55			(55)		—
Balance at March 31, 2013	$96	$181,845	$(11,418)	$(43,277)	$480,156	$16,918	$624,320

Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					22,708	3,321	26,029
Other comprehensive loss				(2,976)			(2,976)
Cash distributions to noncontrolling interest						(2,451)	(2,451)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,530 (214 shares)		18	1,472				1,490
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.1100 per common share)					(3,126)		(3,126)
Performance share unit dividend equivalents		134			(134)		—
Balance at March 31, 2014	$96	$184,474	$(8,750)	$(24,157)	$567,849	$23,817	$743,329
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.
The Condensed Consolidated Balance Sheet data at December 31, 2013 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of March 31, 2013 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
On December 19, 2013, the Company's board of directors approved a three-for-two stock split effected in the form of a stock dividend. The split was effective February 18, 2014 and all share, dividend and per share information within this document has been retroactively adjusted to reflect the stock split.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Grain	$488,492	$432,893	$507,927
Ethanol and by-products	17,658	14,453	25,531
Agricultural fertilizer and supplies	151,144	100,593	157,882
Lawn and garden fertilizer and corncob products	37,218	39,960	30,343
Retail merchandise	26,205	22,505	28,097
Railcar repair parts	4,661	4,312	3,469
Other	206	207	129
	$725,584	$614,923	$753,378

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2014, December 31, 2013 and March 31, 2013 do not include 5.6 million, 13.3 million and 17.7 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management does not anticipate material losses on any deficiencies.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Land	$21,906	$21,801	$22,637
Land improvements and leasehold improvements	67,876	67,153	64,972
Buildings and storage facilities	234,109	231,976	219,500
Machinery and equipment	309,283	308,215	290,930
Software	13,403	13,351	13,464
Construction in progress	52,200	48,135	38,893
	698,777	690,631	650,396
Less: accumulated depreciation and amortization	312,645	303,173	286,089
	$386,132	$387,458	$364,307
Depreciation expense on property, plant and equipment amounted to $9.9 million, $37.5 million and $9.3 million for the year-to-date periods ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

In December 2013, the Company recorded charges totaling $4.4 million for asset impairment, primarily due to the write down of asset values in Retail. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which were not material, as Level 3 in the fair value hierarchy.
Railcar assets leased to others
The components of Railcar assets leased to others are as follows:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Railcar assets leased to others	$316,520	$317,750	$325,633
Less: accumulated depreciation	78,986	77,129	80,927
	$237,534	$240,621	$244,706
Depreciation expense on railcar assets leased to others amounted to $3.4 million, $14.7 million and $3.7 million for the year-to-date periods ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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
The following table presents at March 31, 2014, December 31, 2013 and March 31, 2013, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2014		December 31, 2013		March 31, 2013
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$142,791	$—	$15,480	$—	$73,033	$—
Fair value of derivatives	(88,498)	—	31,055	—	35,403	—
Balance at end of period	$54,293	$—	$46,535	$—	$108,436	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Condensed Consolidated Balance Sheets. There was no inventory posted as collateral as of March 31, 2014. The fair value of inventory posted as collateral was $0.3 million, and $0.7 million as of December 31, 2013, and March 31, 2013, respectively.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$86,512	$1,543	$4,552	$308	$92,915
Commodity derivative liabilities	(109,973)	(178)	(36,705)	(1,042)	(147,898)
Cash collateral	142,791	—	—	—	142,791
Balance sheet line item totals	$119,330	$1,365	$(32,153)	$(734)	$87,808

	December 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$69,289	$246	$1,286	$49	$70,870
Commodity derivative liabilities	(13,450)	—	(65,240)	(6,693)	(85,383)
Cash collateral	15,480	—	—	—	15,480
Balance sheet line item totals	$71,319	$246	$(63,954)	$(6,644)	$967

	March 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$101,833	$834	$3,898	$19	$106,584
Commodity derivative liabilities	(16,787)	(21)	(54,055)	(3,239)	(74,102)
Cash collateral	73,033	—	—	—	73,033
Balance sheet line item totals	$158,079	$813	$(50,157)	$(3,220)	$105,515

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
(in thousands)	2014	2013
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$(53,686)	$36,368

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	274,762	—	—	—
Soybeans	29,332	—	—	—
Wheat	12,753	—	—	—
Oats	31,691	—	—	—
Ethanol	—	278,697	—	—
Corn oil	—	—	20,790	—
Other	207	—	—	110
Subtotal	348,745	278,697	20,790	110
Exchange traded:
Corn	197,405	—	—	—
Soybeans	20,810	—	—	—
Wheat	26,750	—	—	—
Oats	8,335	—	—	—
Ethanol	—	82,194	—	—
Subtotal	253,300	82,194	—	—
Total	602,045	360,891	20,790	110

	December 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	185,978	—	—	—
Soybeans	18,047	—	—	—
Wheat	11,485	—	—	—
Oats	27,939	—	—	—
Ethanol	—	179,212	—	—
Corn oil	—	—	25,911	—
Other	81	—	—	89
Subtotal	243,530	179,212	25,911	89
Exchange traded:
Corn	124,420	—	—	—
Soybeans	11,030	—	—	—
Wheat	23,980	—	—	—
Oats	6,820	—	—	—
Ethanol	—	21,630	—	—
Subtotal	166,250	21,630	—	—
Total	409,780	200,842	25,911	89

	March 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	236,725	—	—	—
Soybeans	14,639	—	—	—
Wheat	22,818	—	—	—
Oats	8,562	—	—	—
Ethanol	—	150,988	—	—
Corn oil	—	—	14,824	—
Other	173	—	—	102
Subtotal	282,917	150,988	14,824	102
Exchange traded:
Corn	140,030	—	—	—
Soybeans	9,575	—	—	—
Wheat	32,760	—	—	—
Oats	4,540	—	—	—
Ethanol	—	32,970	—	—
Subtotal	186,905	32,970	—	—
Total	469,822	183,958	14,824	102

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

(in thousands, except per common share data)	Three months ended March 31,
	2014	2013
Net income attributable to The Andersons, Inc.	$22,708	$12,578
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	104	49
Earnings available to common shareholders	$22,604	$12,529
Earnings per share – basic:
Weighted average shares outstanding – basic	28,155	27,912
Earnings per common share – basic	$0.80	$0.45
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,155	27,912
Effect of dilutive awards	69	150
Weighted average shares outstanding – diluted	28,224	28,062
Earnings per common share – diluted	$0.80	$0.45
There were no antidilutive stock-based awards outstanding at March 31, 2014 or 2013.

6. Employee Benefit Plans
The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three months ended March 31, 2014 and 2013:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2014	2013
Service cost	$43	$—
Interest cost	1,162	1,065
Expected return on plan assets	(1,905)	(1,755)
Recognized net actuarial loss	207	392
Benefit income	$(493)	$(298)

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2014	2013
Service cost	$187	$224
Interest cost	393	346
Amortization of prior service cost	(136)	(136)
Recognized net actuarial loss	229	359
Benefit cost	$673	$793

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

	Three months ended March 31,
	2014	2013
(in thousands)
Revenues from external customers
Grain	$583,159	$836,495
Ethanol	188,820	199,309
Plant Nutrient	107,630	111,902
Rail	52,302	46,364
Turf & Specialty	43,725	47,187
Retail	27,658	30,713
Total	$1,003,294	$1,271,970

	Three months ended March 31,
(in thousands)	2014	2013
Inter-segment sales
Grain	$—	$332
Plant Nutrient	7,367	7,697
Rail	109	104
Turf & Specialty	806	999
Total	$8,282	$9,132

	Three months ended March 31,
(in thousands)	2014	2013
Interest expense (income)
Grain	$2,775	$3,849
Ethanol	100	326
Plant Nutrient	771	918
Rail	1,656	1,513
Turf & Specialty	418	402
Retail	170	215
Other	112	(819)
Total	$6,002	$6,404

	Three months ended March 31,
(in thousands)	2014	2013
Equity in earnings (loss) of affiliates, net
Grain	$1,884	$7,910
Ethanol	18,617	(106)
Total	$20,501	$7,804

	Three months ended March 31,
(in thousands)	2014	2013
Other income (expense), net
Grain (a)	$18,346	$571
Ethanol	(226)	231
Plant Nutrient	185	(25)
Rail	710	946
Turf & Specialty	307	275
Retail	112	114
Other	178	614
Total	$19,612	$2,726
 (a) Increase is related to gain on LTG partial share redemption. See Note 8. Related Party Transactions for details of the LTG gain in 2014.

	Three months ended March 31,
(in thousands)	2014	2013
Income (loss) before income taxes
Grain	$11,306	$8,299
Ethanol	19,824	2,479
Plant Nutrient	(1,411)	(562)
Rail	15,045	14,574
Turf & Specialty	1,375	4,001
Retail	(2,335)	(3,169)
Other	(7,224)	(3,965)
Noncontrolling interests	3,321	(266)
Total	$39,901	$21,391

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Identifiable assets
Grain	$979,608	$921,914	$1,025,350
Ethanol	224,931	229,797	209,666
Plant Nutrient	311,219	268,238	323,653
Rail	303,532	312,654	302,717
Turf & Specialty	110,538	89,939	97,842
Retail	47,710	44,910	53,668
Other	148,045	406,104	138,892
Total	$2,125,583	$2,273,556	$2,151,788

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
On January 22, 2014, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. The redemption reduced the Company's interest in LTG from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a book gain of $17.1 million ($10.7 million after tax). This gain was recorded in Other income, net for the three months ended March 31, 2014.
In July 2013, the Company, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company, for a purchase price of $152 million, which included an adjustment for excess working capital. The purchase price included $48 million cash paid by the Company, $40 million cash paid by LTG, and $64 million of external debt at Thompsons Limited. As part of the purchase LTG also contributed a Canadian branch of its business to Thompsons Limited. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota. The Company does not hold a majority of the outstanding shares of the Thompsons Limited joint ventures. All major operating decisions of these joint ventures are made by their Board of Directors, and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and accounts for these investments under the equity method of accounting.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
The Andersons Albion Ethanol LLC (a)	$31,867	$40,194	$31,169
The Andersons Clymers Ethanol LLC (a)	40,412	44,418	32,900
The Andersons Marathon Ethanol LLC (a)	45,946	46,811	32,164
Lansing Trade Group, LLC (b)	60,837	106,028	91,752
Thompsons Limited (c)	49,520	49,833	—
Other	3,814	3,825	2,392
Total	$232,396	$291,109	$190,377
(a) Decrease in LLCs investment balance is due to cash distributions made during the first quarter of 2014, partially offset by strong earnings
(b) Decrease in LTG investment balance is driven by the sale of a portion of the Company's interest in LTG during the first quarter of 2014
 (c) Thompsons Limited and related U.S. operating company held by joint ventures
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at March 31, 2014	Three months ended March 31,
(in thousands)		2014	2013
The Andersons Albion Ethanol LLC	53%	$4,943	$944
The Andersons Clymers Ethanol LLC	38%	5,539	(219)
The Andersons Marathon Ethanol LLC	50%	8,135	(832)
Lansing Trade Group, LLC	41% (a)	2,221	7,991
Thompsons Limited (b)	50%	(313)	—
Other	5%-23%	(24)	(80)
Total		$20,501	$7,804
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 2%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates, excluding proceeds on sale of investments of affiliates, were $65.6 million for the three months ended March 31, 2014.

In the first quarter of 2013, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three months ended March 31, 2014 and 2013:

(in thousands)	Three months ended March 31,
	2014	2013
Sales	$2,222,994	$2,553,145
Gross profit	31,056	44,107
Income before income taxes	8,002	17,117
Net income	5,573	16,892
Net income attributable to LTG	5,320	16,798
Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of March 31, 2014 was $20.5 million.
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
The Company’s current maximum exposure to loss related to IANR is $26.5 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $6.0 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2014	2013
Sales revenues	$221,994	$309,705
Service fee revenues (a)	5,638	5,801
Purchases of product	155,015	161,955
Lease income (b)	1,664	1,552
Labor and benefits reimbursement (c)	2,868	2,643
Other expenses (d)	486	358
Accounts receivable at March 31 (e)	30,609	12,550
Accounts payable at March 31 (f)	24,454	24,967

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the quarters ended March 31, 2014 and 2013, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $144.3 million and $145.8 million, respectively. For the quarters ended March 31, 2014 and 2013, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $117.2 million and $204.9 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013 was $24.0 million, $8.9 million, and $5.0 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013 was $10.3 million, $1.2 million, and $0.8 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014, December 31, 2013 and March 31, 2013:

(in thousands)	March 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$25,821	$—	$—	$25,821
Restricted cash	652	—	—	652
Commodity derivatives, net (a)	82,626	5,182	—	87,808
Convertible preferred securities (b)	—	—	20,530	20,530
Other assets and liabilities (c)	10,960	(951)	—	10,009
Total	$120,059	$4,231	$20,530	$144,820

(in thousands)	December 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$97,751	$—	$—	$97,751
Restricted cash	408	—	—	408
Commodity derivatives, net (a)	50,777	(49,810)	—	967
Convertible preferred securities (b)	—	—	25,720	25,720
Other assets and liabilities (c)	10,143	(159)	—	9,984
Total	$159,079	$(49,969)	$25,720	$134,830

(in thousands)	March 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$49,202	$—	$—	$49,202
Restricted cash	635	—	—	635
Commodity derivatives, net (a)	110,581	(5,066)	—	105,515
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (c)	8,861	(1,784)	—	7,077
Total	$169,279	$(6,850)	$17,710	$180,139

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)	Included in other assets and liabilities are interest rate and foreign currency derivatives and swaptions (Level 2) and deferred compensation assets (Level 1)

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2014	2013
(in thousands)	Convertible preferred securities	Convertible preferred securities
Asset (liability) at December 31,	$25,720	$17,220
Unrealized gains included in other comprehensive income	(5,190)	490
Asset at March 31,	$20,530	$17,710

The following table summarizes information about the Company's Level 3 fair value measurements as of March 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
				Range
(in thousands)	Fair Value as of March 31, 2014	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$20,530	Market Approach	EBITDA Multiples	7.50	8.00	7.75
		Income Approach	Discount Rate	14.5%	14.5%	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2014	December 31, 2013
Fair value of long-term debt, including current maturities	$400,495	$429,723
Fair value in excess of carrying value	3,574	2,512
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. One such agreement was amended on March 4, 2014 and provides the Company with $850 million in lines of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The maturity date for the lines of credit is March 2019. See Note 10 in the Company’s 2013 Form 10-K for an additional description of the remaining arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At March 31, 2014, the Company had a total of $621.6 million available for borrowing under its lines of credit. The Company was in compliance with all financial and non-financial covenants as of March 31, 2014.
The Company’s short-term and long-term debt at March 31, 2014, December 31, 2013 and March 31, 2013 consisted of the following:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Borrowings under short-term line of credit – nonrecourse	$—	$—	$8,400
Borrowings under short-term line of credit – recourse	226,100	—	283,700
Total borrowings under short-term line of credit	$226,100	$—	$292,100
Current maturities of long-term debt – nonrecourse	$6,012	$6,012	$3,271
Current maturities of long-term debt – recourse	84,748	45,986	39,781
Total current maturities of long-term debt	$90,760	$51,998	$43,052
Long-term debt, less current maturities – nonrecourse	$3,288	$4,063	$24,141
Long-term debt, less current maturities – recourse	302,873	371,150	388,559
Total long-term debt, less current maturities	$306,161	$375,213	$412,700

11. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records additional expense. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In 2013, the Company recorded a $3.5 million gain in other income related to the settlement of an early rail lease termination.
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

12. Business Acquisitions

There were no business acquisitions completed in the first quarter of 2014.

Prior Year Business Acquisitions

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
During the first quarter of 2013, the purchase price allocation for Green Plains Grain Company, which was acquired in the fourth quarter of 2012, was finalized. The measurement period adjustments to the purchase price allocation were the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2012. December 31, 2012 balances have been revised to include the effect of the adjustment as if the additional information had been available on the acquisition date. Due to these revision of estimates, goodwill increased $3 million with the majority of the offset to intangible assets.
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
*weighted average number of years

13. Income Taxes

For the three months ended March 31, 2014, the income tax effective rate was 34.8%. For the three months ended March 31, 2013, the income tax effective rate was 42.4%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.
The Company's 2013 income tax provision includes deferred tax expense of $1.4 million due to a correction of other comprehensive income related to the portion of the Company's retiree health care plan liability and the Medicare Part D subsidy. The correction related to the years 2009 through 2012 and was recorded during the first quarter of 2013. The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements. As a result of the correction of the error, deferred income tax expense for the three months ended March 31, 2013 increased and accumulated other comprehensive loss decreased by $1.4 million.

14. Accumulated Other Comprehensive Loss
The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2014

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(637)	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	69	(3,232)	272	(2,891)
Amounts reclassified from accumulated other comprehensive loss	—	—	(85)	(85)
Net current-period other comprehensive income (loss)	69	(3,232)	187	(2,976)
Ending balance	$(568)	$4,629	$(28,218)	$(24,157)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2013

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	30	303	1,854	2,187
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(85)	(85)
Net current-period other comprehensive income	30	303	1,769	2,102
Ending balance	$(872)	$2,872	$(45,277)	$(43,277)
         (a) All amounts are net of tax. Amounts in parentheses indicates debits
The following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the three months ended March 31, 2014:

Reclassifications Out of Accumulated Other Comprehensive Income (loss) (a)
(in thousands)	For the three months ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (loss) (a)
(in thousands)	For the three months ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 6. Employee Benefit Plans footnote for additional details).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2013 Form 10-K, have not materially changed during the first quarter of 2014.
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
Grain Business
Our Grain business operates grain elevators in various states in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services to its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices. On January 22, 2014, we entered into an agreement with LTG for a partial share redemption of our investment in LTG, reducing our interest from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis.
Grain inventories on hand at March 31, 2014 were 89.4 million bushels, of which 5.6 million bushels were stored for others. This compares to 86.4 million bushels on hand at March 31, 2013, of which 17.7 million bushels were stored for others.
First quarter 2014 results reflect the refilling of the pipeline at both the farm level and commercial level, along with strong exports and difficult weather conditions that provided limited opportunity for space income across the U.S. grain industry. Opportunity for space income has improved slightly in the second quarter and we expect this to continue for the balance of the year. However, it is dependent on the progress of the new crop, which at this time is slightly delayed. Overall, the United States Department of Agriculture estimates corn acreage to be around 92 million acres, down four percent from last year.
Ethanol Business
Our Ethanol business holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated, The Andersons Denison Ethanol LLC ("TADE"). The Ethanol business purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates.
This first quarter reflects strong margins due to several key factors, including reduced industry-wide ethanol production due to natural gas supply, weather and rail logistics. We also saw low levels of U.S. ethanol stocks, a steady increase in US gasoline demand, strong ethanol exports, limited imports, and high DDG prices relative to corn value. At this time, we have locked in positive margins for a majority of planned production in the second and third quarters.

Ethanol volumes shipped for the three months ended March 31, 2014 and 2013 were as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Ethanol (gallons shipped) (a)	72,315	69,834
E-85 (gallons shipped)	5,568	3,721
Corn Oil (pounds shipped)	20,363	17,247
DDG (tons shipped) (b)	51	60
(a) The sales volumes are less than the total produced by the LLCs, as a portion of the volume is sold directly to one of its other investors
(b) The sales volumes are less than the total produced by the LLCs, as the unconsolidated LLCs ship directly to its customers
Plant Nutrient Business
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

Storage capacity at our wholesale nutrient and farm center facilities was approximately 485,000 tons for dry nutrients and approximately 414,000 tons for liquid nutrients at March 31, 2014.
Fertilizer tons sold (including sales and service tons) for the three months ended March 31, 2014 was approximately 0.3 million tons, consistent with those seen in the three months ended March 31, 2013. Volume for the period was lower than anticipated due to the harsh weather experienced during the first quarter 2014, but we expect most of the tonnage will shift into the second quarter. Despite the inclement weather so far in 2014, we do not anticipate a significant decline in planted corn acreage at this time.
Rail Business
Our Rail business buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The business also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
In the first quarter, Rail had gains on sales of railcars and related leases in the amount of $10.8 million compared to $9.7 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2014 were 22,192 compared to 23,508 at March 31, 2013. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased from 84.6% to 88.4% for the quarters ended March 31, 2013 and 2014, respectively.
The Rail Group is focused on strategically growing the rail fleet and continues to look for opportunities to open new repair facilities. We also anticipate future business related to mandated modification in the tank car industry.
Turf & Specialty Business
Turf & Specialty produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and weed and turf pest control products. These products are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Turf & Specialty is also one of a very limited number of processors of corncob-based products in the United States. Corncob-based products are manufactured for a variety of uses including laboratory animal bedding, private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. Corncob-based products are sold throughout the year.
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
Other
Our “Other” business segment represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including implementation expenses for our ERP project. We anticipate an increase in expenses throughout the remainder of the year as the first stage of the project implementation commences.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$1,003,294	$1,271,970
Cost of sales and merchandising revenues	926,519	1,192,697
Gross profit	76,775	79,273
Operating, administrative and general expenses	70,985	62,008
Interest expense	6,002	6,404
Equity in earnings of affiliates, net	20,501	7,804
Other income, net	19,612	2,726
Income before income taxes	39,901	21,391
Income (loss) attributable to noncontrolling interests	3,321	(266)
Income before income taxes attributable to The Andersons, Inc.	$36,580	$21,657
Comparison of the three months ended March 31, 2014 with the three months ended March 31, 2013:
Grain Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$583,159	$836,495
Cost of sales and merchandising revenues	566,151	811,645
Gross profit	17,008	24,850
Operating, administrative and general expenses	23,160	21,183
Interest expense	2,775	3,849
Equity in earnings of affiliates, net	1,884	7,910
Other income, net	18,346	571
Income before income taxes	11,303	8,299
Loss attributable to noncontrolling interest	(3)	—
Income before income taxes attributable to The Andersons, Inc.	$11,306	$8,299

Operating results for the Grain Group have improved $3.0 million compared to the results of the same period last year. Sales and merchandising revenues decreased $253.3 million and is primarily the result of lower grain prices, which decreased almost 30 percent. Cost of sales and merchandising revenues decreased $245.5 million compared to the first quarter of 2013 and was also driven by lower prices. Gross profit is down $7.8 million over the first quarter of 2013 with over half of the decrease a result of lower basis appreciation in corn and wheat, as well as lower wheat inventory. Basis is defined as the difference between cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses increased $2.0 million compared to the same period in 2013, driven primarily by higher labor and benefit costs and utility costs. Interest expense is lower compared to the same period in 2013 due to lower commodity prices resulting in lower inventory values. Equity in earnings of affiliates decreased $6.0 million over the same period in 2013, primarily driven by a decreased ownership percentage of the investment in LTG and lower operating results of LTG in the first quarter of 2014. Other income is higher in the current year due to a gain, net of deal costs, recognized from the partial share redemption in our investment in LTG of $17.1 million.
Ethanol Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising and service fee revenues	$188,820	$199,309
Cost of sales and merchandising revenues	181,455	194,504
Gross profit	7,365	4,805
Operating, administrative and general expenses	2,508	2,391
Interest expense	100	326
Equity in earnings (loss) of affiliates, net	18,617	(106)
Other income (expense), net	(226)	231
Income before income taxes	23,148	2,213
Income (loss) attributable to noncontrolling interests	3,324	(266)
Income before income taxes attributable to The Andersons, Inc.	$19,824	$2,479

Operating results for the Ethanol Group increased $17.3 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $10.5 million and is primarily due to a decrease in the average price per gallon of ethanol sold and price per tons of DDG sold, partially offset by an increase in volume for both. The decrease in cost of sales is due to lower corn prices. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol and DDG relative to corn value which contributed to more favorable margins.

Operating expenses and interest expense were comparable to the same period last year. Equity in earnings of affiliates improved $18.7 million and relates to improved earnings from our unconsolidated ethanol LLC investments. The ethanol plants' performance was favorably impacted by higher ethanol margins resulting from declining corn costs and higher demand for ethanol.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$107,630	$111,902
Cost of sales and merchandising revenues	93,555	97,953
Gross profit	14,075	13,949
Operating, administrative and general expenses	14,900	13,568
Interest expense	771	918
Other income (expense), net	185	(25)
Loss before income taxes	$(1,411)	$(562)

Operating results for the Plant Nutrient Group decreased $0.8 million from the same period last year. Sales and merchandising revenues decreased $4.3 million due to a decrease in average price per ton sold, which followed the price of nutrients. This decrease was partially offset by an increase in volume. The decreases in cost of sales and merchandising revenues and gross profit were also driven by lower costs per ton sold.

Operating expenses were up slightly from the same period in 2013, due to increased labor and benefit costs. There were no significant changes in interest expense or other income.

Rail Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$52,302	$46,364
Cost of sales and merchandising revenues	30,437	27,385
Gross profit	21,865	18,979
Operating, administrative and general expenses	5,874	3,838
Interest expense	1,656	1,513
Other income, net	710	946
Income before income taxes	$15,045	$14,574

Operating results for the Rail Group increased by $0.5 million compared to the results from the same period last year. The increase in revenues was driven by a $5.8 million increase in car sales and $0.7 million in leasing revenues, partially offset by a decrease in revenues at the repair facilities of $0.6 million. The increase in car sales was due to strong demand for all car types. Cost of sales and merchandising revenues increased $3.1 million compared to the same period last year primarily as a result of higher volume of car sales.

Rail gross profit increased by $2.9 million compared to the first quarter of 2013. While gross profit on car sales increased $1.1 million, gross margin percent decreased as a result of the sales mix. Gross profit in the leasing business increased $2.0 million and is attributed to improved margins through lower expenses in 2014.

Operating expenses increased $2.0 million quarter over quarter primarily due to increased costs of labor and benefits due to recent repair expansion and additional depreciation expense. There were no significant changes in interest expense and other income compared to the same period last year.
Turf & Specialty Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$43,725	$47,187
Cost of sales and merchandising revenues	35,250	38,169
Gross profit	8,475	9,018
Operating, administrative and general expenses	6,989	4,890
Interest expense	418	402
Other income, net	307	275
Income before income taxes	$1,375	$4,001

Operating results for the Turf & Specialty Group decreased $2.6 million for the first quarter of 2014 compared to results from the same period last year. Sales and merchandising revenues decreased $3.5 million primarily due to a lower margin sales mix that saw a decrease in the average price per ton sold. Consistent with the decrease in revenues, cost of sales and merchandising revenues decreased $2.9 million compared to the same period last year and was driven by a lower average cost per ton. Gross profit decreased $0.5 million primarily due to a lower margin mix.

Operating expenses increased $2.1 million. The largest driver of this increase was labor and benefit costs due to recent acquisitions and additional depreciation expense. The inclement weather caused additional overtime costs to make up a backlog of orders to service our customers. There were no significant fluctuations in interest expense and other income quarter over quarter.

Retail Group

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$27,658	$30,713
Cost of sales and merchandising revenues	19,671	23,041
Gross profit	7,987	7,672
Operating, administrative and general expenses	10,264	10,740
Interest expense	170	215
Other income, net	112	114
Loss before income taxes	$(2,335)	$(3,169)

Operating results for the Retail Group improved $0.8 million from the same period last year. Sales and merchandising revenues decreased $3.1 million. The average sale per customer remained consistent but we saw a decrease in customer count quarter over quarter, caused, in part, by the weather conditions and the closing of the Woodville store in the first quarter of 2013. Cost of sales and merchandising revenues decreased $3.4 million and was also driven by lower customer counts. Despite lower volumes, gross profit increased due to the strong margins realized on work wear and winter goods.

Operating expenses were $0.5 million lower than the comparable period last year primarily due to lower labor and benefits and lower depreciation expense related to the Woodville store closing and the impairment charge taken in 2013. There were no significant changes in interest expense and other income quarter over quarter.
Other

	Three months ended March 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	7,290	5,398
Interest (income) expense	112	(819)
Other income, net	178	614
Loss before income taxes	$(7,224)	$(3,965)

Net corporate operating loss not allocated to business segments produced a loss of $7.2 million for the quarter ended March 31, 2014. Operating expenses were higher in the first quarter of 2014 due to higher incentive and benefit costs. Interest (income) expense increased due to mark-to-market adjustments on interest rate derivative contracts.

Income tax expense of $13.9 million was provided at 34.8%. In the first quarter of 2013, income tax expense of $9.1 million was provided at a rate of 42.4%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

The Company anticipates that its 2014 effective annual rate will be 34.4%. The Company’s actual 2013 effective tax rate was 36.0%. The lower effective rate for 2014 is due to increased benefits related to domestic production activities and the 2013 correction made with respect to the accounting for the OCI portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources
Working Capital
At March 31, 2014, we had working capital of $246.6 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2014	March 31, 2013	Variance
Current Assets:
Cash and cash equivalents	$43,693	$58,284	$(14,591)
Restricted cash	652	635	17
Accounts receivable, net	191,972	197,842	(5,870)
Inventories	725,584	753,378	(27,794)
Commodity derivative assets – current	119,330	158,079	(38,749)
Deferred income taxes	9,104	15,482	(6,378)
Other current assets	48,214	63,350	(15,136)
Total current assets	1,138,549	1,247,050	(108,501)
Current Liabilities:
Borrowing under short-term line of credit	226,100	292,100	(66,000)
Accounts payable for grain	183,998	183,997	1
Other accounts payable	177,623	182,013	(4,390)
Customer prepayments and deferred revenue	124,981	160,191	(35,210)
Commodity derivative liabilities – current	32,153	50,157	(18,004)
Accrued expenses and other current liabilities	56,290	52,519	3,771
Current maturities of long-term debt	90,760	43,052	47,708
Total current liabilities	891,905	964,029	(72,124)
Working capital	$246,644	$283,021	$(36,377)
In comparison to March 31, 2013, current assets decreased primarily as a result of lower inventory levels due to the nature of mark to market accounting and the impact of a decrease in grain prices. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable is lower in the current year due to lower grain prices and decreased revenues in several other business units. Commodity derivative assets and liabilities have decreased as a result of a significant decrease in grain prices. The decrease in deferred income tax assets is due to a tax deduction that was taken during the second quarter of 2013 related to the cash payment made to Cargill for the marketing agreement that settled in May 2013. Other current assets decreased in 2014 primarily due to the Plant Nutrient Group not needing to enter into as many advance inventory purchases in preparation for the Spring as prices remained stable. Current liabilities decreased primarily due to lower borrowings on the short-term line of credit, which fluctuates with the funding of margin calls on commodity contracts and other working capital needs. Customer prepayments and deferred revenue have decreased significantly, a majority of which is due to the payout of a liability to Cargill for the marketing agreement that was settled in May 2013. These significant decreases were partially offset by increases in accrued expenses and current maturities of long-term debt. Higher accrued expenses and other current liabilities include accrued compensation related to performance incentives and accrued taxes. Current maturities of long-term debt increased due to reclassification of certain notes that are due within the next year.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $498.6 million in the first three months of 2014 compared to net cash used in operating activities of $336.0 million in the first three months of 2013. The most significant use of cash in both periods relates to the significant payout to farmers in January of each year. Other working capital changes, including an increase in inventory, commodity derivatives, and accounts receivable from year-end have contributed to the use of cash. Partially offsetting these uses includes distributions from investments in affiliates. The ethanol LLCs made distributions to us as a result of strong financial performance, and a portion of the proceeds received from LTG as part of the partial share redemption agreement was a distribution of earnings.
We did not make any tax payments in the first quarter of 2014 due to an overpayment of income taxes in 2013. We expect to make payments totaling approximately $38.4 million for the remainder of 2014.

Investing Activities
Total capital spending for 2014 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $94 million. In addition to spending on conventional property, plant and equipment, we expect to spend $110 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $85 million. Through March 31, 2014, we invested $14.0 million in the purchase of additional railcars, which is more than offset by proceeds from sales of railcars of $25.5 million. Additional, we recognized a portion of the proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments.
Financing Activities
We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $594.0 million remaining available for borrowing at March 31, 2014. Peak short-term borrowings to date were $236.6 million on March 27, 2014. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $0.1067 per common share for the dividends paid in January, April, July and October 2013, and $0.11 per common share for the dividends paid in January 2014. On February 28, 2014, we declared a cash dividend of $0.11 per common share payable on April 22, 2014 to shareholders of record on April 1, 2014. During the first three months, we granted approximately 156 thousand shares to employees and directors under our equity-based compensation plans. During the first three months of 2013, we did not grant any shares under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2014. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and ethanol plant assets.
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

The following table describes our railcar and locomotive positions at March 31, 2014:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	12
Owned-railcar assets leased to others	On balance sheet – non-current	14,480
Railcars leased from financial intermediaries	Off balance sheet	3,916
Railcars – non-recourse arrangements	Off balance sheet	3,738
Total Railcars		22,146
Locomotive assets leased to others	On balance sheet – non-current	42
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	—
Total Locomotives		46
In addition, we manage 377 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2014.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2014, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in the 2013 10-K (Item 1A).

Item 5. Other Information
On March 1, 2014, we granted restricted shares (“RSAs”) to our officers, directors and other members of management and performance share units (PSUs) valued at $54.84 to our officers and other members of management. These grants were made under the Long-Term Performance Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	RSAs	PSUs
Michael J. Anderson	6,700	13,400
John J. Granato	2,000	4,000
Harold M. Reed	3,900	7,800
Dennis J. Addis	1,800	3,600
Rasesh H. Shah	1,475	2,950
Executive group	25,960	51,920
Non-executive director group	11,172	—
Non-executive officer employee group	22,156	44,312

On March 4, 2014, the Company, as Borrower, entered into the Fifth Amended and Restated Loan Agreement ("the Agreement") with several financial institutions, including U.S. Bank National Association, acting as Agent. The Agreement provides the Company with $850 million borrowing capacity. The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement which is filed as exhibit 10.65 of this Current Report.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.62	Form of Performance Share Unit Agreement.

10.63	Form of Restricted Share Award Agreement.

10.64	Form of Restricted Share Award - Non-Employee Directors Agreement.

10.65	Fifth Amended and Restated Loan Agreement, dated March 4, 2014, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 9, 2014	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.62	Form of Performance Share Unit Agreement.

10.63	Form of Restricted Share Award Agreement.

10.64	Form of Restricted Share Award - Non-Employee Directors Agreement.

10.65	Fifth Amended and Restated Loan Agreement, dated March 4, 2014, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.