Form 10-Q
period 2014-06-30
ANDERSONS INC
filed 2014-08-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.4 million common shares outstanding, no par value, at July 31, 2014.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$47,190	$309,085	$75,920
Restricted cash	895	408	872
Accounts receivable, net	189,646	173,930	216,432
Inventories (Note 2)	432,996	614,923	444,523
Commodity derivative assets – current	162,427	71,319	121,789
Deferred income taxes	7,443	4,931	2,797
Other current assets	24,596	47,188	44,936
Total current assets	865,193	1,221,784	907,269
Other assets:
Commodity derivative assets – noncurrent	312	246	87
Goodwill	58,554	58,554	54,387
Other assets, net	58,431	59,456	49,394
Pension asset	13,023	14,328	—
Equity method investments	264,381	291,109	195,241
	394,701	423,693	299,109
Railcar assets leased to others, net (Note 3)	242,147	240,621	242,887
Property, plant and equipment, net (Note 3)	390,587	387,458	371,716
Total assets	$1,892,628	$2,273,556	$1,820,981

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Liabilities and equity
Current liabilities:
Borrowings under short-term line of credit	$27,000	$—	$50,000
Accounts payable for grain	164,230	592,183	178,017
Other accounts payable	143,535	154,599	183,971
Customer prepayments and deferred revenue	21,670	59,304	25,621
Commodity derivative liabilities – current	86,134	63,954	58,183
Accrued expenses and other current liabilities	81,260	70,295	57,456
Current maturities of long-term debt (Note 10)	89,387	51,998	45,096
Total current liabilities	613,216	992,333	598,344
Other long-term liabilities	15,032	15,386	15,634
Commodity derivative liabilities – noncurrent	7,444	6,644	5,863
Employee benefit plan obligations	39,178	39,477	50,754
Long-term debt, less current maturities (Note 10)	300,220	375,213	409,020
Deferred income taxes	126,258	120,082	87,486
Total liabilities	1,101,348	1,549,135	1,167,101
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 28,797 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	189,098	184,380	182,455
Treasury shares, at cost (378, 607 and 689 shares at 6/30/14, 12/31/13 and 6/30/13, respectively)	(8,801)	(10,222)	(11,448)
Accumulated other comprehensive loss	(27,023)	(21,181)	(42,025)
Retained earnings	609,024	548,401	506,691
Total shareholders’ equity of The Andersons, Inc.	762,394	701,474	635,769
Noncontrolling interests	28,886	22,947	18,111
Total equity	791,280	724,421	653,880
Total liabilities and equity	$1,892,628	$2,273,556	$1,820,981
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales and merchandising revenues	$1,312,082	$1,566,964	$2,315,376	$2,838,934
Cost of sales and merchandising revenues	1,190,587	1,463,735	2,117,106	2,656,432
Gross profit	121,495	103,229	198,270	182,502
Operating, administrative and general expenses	76,275	61,464	147,260	123,472
Interest expense	6,146	4,855	12,148	11,259
Other income:
Equity in earnings of affiliates, net	32,213	10,010	52,714	17,814
Other income, net	3,797	1,292	23,409	4,018
Income before income taxes	75,084	48,212	114,985	69,603
Income tax provision	25,714	17,480	39,586	26,559
Net income	49,370	30,732	75,399	43,044
Net income attributable to the noncontrolling interests	5,069	1,193	8,390	927
Net income attributable to The Andersons, Inc.	$44,301	$29,539	$67,009	$42,117
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$1.56	$1.05	$2.36	$1.50
Diluted earnings attributable to The Andersons, Inc. common shareholders	$1.56	$1.05	$2.36	$1.49
Dividends paid	$0.1100	$0.1067	$0.2200	$0.2133
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$49,370	$30,732	$75,399	$43,044
Other comprehensive (loss) income, net of tax:
(Decrease) increase in estimated fair value of investment in debt securities (net of income tax of ($1,350), $0, ($3,308) and $187)	(2,230)	—	(5,462)	303
Change in unrecognized actuarial loss and prior service cost (net of income tax of ($422), $693, ($309) and $925 - Note 14)	(698)	1,144	(511)	2,913
Cash flow hedge activity (net of income tax of $38, $65, $80 and $161)	62	108	131	138
Other comprehensive (loss) income	(2,866)	1,252	(5,842)	3,354
Comprehensive income	46,504	31,984	69,557	46,398
Comprehensive income attributable to the noncontrolling interests	5,069	1,193	8,390	927
Comprehensive income attributable to The Andersons, Inc.	$41,435	$30,791	$61,167	$45,471
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2014	2013
Operating Activities
Net income	$75,399	$43,044
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	28,434	28,184
Bad debt expense	310	610
Cash distributions in excess of (less than) income of unconsolidated affiliates	13,214	(4,333)
Gain on sale of investments in affiliates	(17,055)	—
Gains on sales of railcars and related leases	(13,284)	(14,616)
Excess tax benefit from share-based payment arrangement	(1,645)	(278)
Deferred income taxes	7,202	22,525
Stock-based compensation expense	6,053	1,435
Other	(2,368)	714
Changes in operating assets and liabilities:
Accounts receivable	(17,130)	(7,517)
Inventories	181,927	331,596
Commodity derivatives	(68,196)	12,770
Other assets	22,400	7,017
Accounts payable for grain	(427,953)	(404,636)
Other accounts payable and accrued expenses	(46,893)	(76,184)
Net cash used in operating activities	(259,585)	(59,669)
Investing Activities
Acquisition of businesses, net of cash acquired	—	(3,345)
Purchases of railcars	(30,403)	(56,899)
Proceeds from sale of railcars	29,195	53,243
Purchases of property, plant and equipment	(20,633)	(18,549)
Proceeds from sale of property, plant and equipment	283	137
Proceeds from sale of investments in affiliates	31,457	—
Other	(138)	—
Change in restricted cash	(488)	(474)
Net cash provided by (used in) investing activities	9,273	(25,887)
Financing Activities
Net change in short-term borrowings	27,000	25,781
Proceeds from issuance of long-term debt	6,712	36,391
Payments of long-term debt	(39,006)	(34,708)
Proceeds from sale of treasury shares to employees and directors	1,474	1,547
Payments of debt issuance costs	(3,175)	(46)
Dividends paid	(6,233)	(5,985)
Excess tax benefit from share-based payment arrangement	1,645	278
Net cash provided by (used in) financing activities	(11,583)	23,258
Decrease in cash and cash equivalents	(261,895)	(62,298)
Cash and cash equivalents at beginning of period	309,085	138,218
Cash and cash equivalents at end of period	$47,190	$75,920

	Six months ended June 30,
	2014	2013
Supplemental disclosure of cash flow information
Capital project costs incurred but not yet paid	$4,930	$3,839
Purchase of capitalized software through seller-financing	$1,944	$9,393

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					42,117	927	43,044
Other comprehensive income				3,354			3,354
Proceeds received from minority investor						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,099 (128 shares)		773	1,111				1,884
Dividends declared ($0.2133 per common share)					(5,999)		(5,999)
Performance share unit dividend equilavents		55			(55)		—
Balance at June 30, 2013	$96	$182,455	$(11,448)	$(42,025)	$506,691	$18,111	$653,880

Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					67,009	8,390	75,399
Other comprehensive loss				(5,842)			(5,842)
Cash distributions to noncontrolling interest						(2,451)	(2,451)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,522 (215 shares)		4,642	1,421				6,063
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.2200 per common share)					(6,252)		(6,252)
Performance share unit dividend equivalents		134			(134)		—
Balance at June 30, 2014	$96	$189,098	$(8,801)	$(27,023)	$609,024	$28,886	$791,280
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair statement of the results of operations for the periods indicated, have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.
The Condensed Consolidated Balance Sheet data at December 31, 2013 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of June 30, 2013 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
New Accounting Standard
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards No. 2014-09, Revenue From Contracts With Customers. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements and disclosures.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Grain	$290,595	$432,893	$303,018
Ethanol and by-products	16,798	14,453	17,966
Agricultural fertilizer and supplies	64,971	100,593	71,226
Lawn and garden fertilizer and corncob products	30,151	39,960	23,434
Retail merchandise	25,180	22,505	25,389
Railcar repair parts	5,107	4,312	3,293
Other	194	207	197
	$432,996	$614,923	$444,523

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2014, December 31, 2013 and June 30, 2013 do not include 3.7 million, 13.3 million and 2.5 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management does not anticipate material losses on any deficiencies.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Land	$22,055	$21,801	$22,637
Land improvements and leasehold improvements	68,003	67,153	65,625
Buildings and storage facilities	234,745	231,976	224,281
Machinery and equipment	314,427	308,215	295,723
Software	55,710	13,351	13,469
Construction in progress	18,362	48,135	44,146
	713,302	690,631	665,881
Less: accumulated depreciation and amortization	322,715	303,173	294,165
	$390,587	$387,458	$371,716
Depreciation expense on property, plant and equipment amounted to $20.4 million, $37.5 million and $18.5 million for the year-to-date periods ended June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

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
Railcar assets leased to others
The components of Railcar assets leased to others are as follows:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Railcar assets leased to others	$323,881	$317,750	$321,269
Less: accumulated depreciation	81,734	77,129	78,382
	$242,147	$240,621	$242,887
Depreciation expense on railcar assets leased to others amounted to $6.9 million, $14.7 million and $7.4 million for the year-to-date periods ended June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

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
The following table presents at June 30, 2014, December 31, 2013 and June 30, 2013, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2014		December 31, 2013		June 30, 2013
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$61,992	$—	$15,480	$—	$33,364	$—
Fair value of derivatives	52,731	—	31,055	—	46,329	—
Balance at end of period	$114,723	$—	$46,535	$—	$79,693	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$113,205	$323	$3,143	$260	$116,931
Commodity derivative liabilities	(12,770)	(11)	(89,277)	(7,704)	(109,762)
Cash collateral	61,992	—	—	—	61,992
Balance sheet line item totals	$162,427	$312	$(86,134)	$(7,444)	$69,161

	December 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$69,289	$246	$1,286	$49	$70,870
Commodity derivative liabilities	(13,450)	—	(65,240)	(6,693)	(85,383)
Cash collateral	15,480	—	—	—	15,480
Balance sheet line item totals	$71,319	$246	$(63,954)	$(6,644)	$967

	June 30, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$98,902	$87	$4,133	$62	$103,184
Commodity derivative liabilities	(10,477)	—	(62,316)	(5,925)	(78,718)
Cash collateral	33,364	—	—	—	33,364
Balance sheet line item totals	$121,789	$87	$(58,183)	$(5,863)	$57,830

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Gains on commodity derivatives included in sales and merchandising revenues	$73,517	$31,068	$19,831	$67,436
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	244,716	—	—	—
Soybeans	42,565	—	—	—
Wheat	10,787	—	—	—
Oats	30,470	—	—	—
Ethanol	—	246,812	—	—
Corn oil	—	—	25,371	—
Other	22	—	—	102
Subtotal	328,560	246,812	25,371	102
Exchange traded:
Corn	142,580	—	—	—
Soybeans	27,855	—	—	—
Wheat	36,740	—	—	—
Oats	7,980	—	—	—
Ethanol	—	110,586	—	—
Other	—	—	—	5
Subtotal	215,155	110,586	—	5
Total	543,715	357,398	25,371	107

	December 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	185,978	—	—	—
Soybeans	18,047	—	—	—
Wheat	11,485	—	—	—
Oats	27,939	—	—	—
Ethanol	—	179,212	—	—
Corn oil	—	—	25,911	—
Other	81	—	—	89
Subtotal	243,530	179,212	25,911	89
Exchange traded:
Corn	124,420	—	—	—
Soybeans	11,030	—	—	—
Wheat	23,980	—	—	—
Oats	6,820	—	—	—
Ethanol	—	21,630	—	—
Subtotal	166,250	21,630	—	—
Total	409,780	200,842	25,911	89

	June 30, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	196,108	—	—	2
Soybeans	26,244	—	—	—
Wheat	21,205	—	—	—
Oats	12,139	—	—	—
Ethanol	—	36,814	—	—
Corn oil	—	—	9,726	—
Other	28	—	—	98
Subtotal	255,724	36,814	9,726	100
Exchange traded:
Corn	105,880	—	—	—
Soybeans	15,610	—	—	—
Wheat	32,050	—	—	—
Oats	4,655	—	—	—
Ethanol	—	12,283	—	—
Other	—	—	—	1
Subtotal	158,195	12,283	—	1
Total	413,919	49,097	9,726	101

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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to The Andersons, Inc.	$44,301	$29,539	$67,009	$42,117
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	254	101	346	155
Earnings available to common shareholders	$44,047	$29,438	$66,663	$41,962
Earnings per share – basic:
Weighted average shares outstanding – basic	28,251	27,995	28,203	27,953
Earnings per common share – basic	$1.56	$1.05	$2.36	$1.50
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,251	27,995	28,203	27,953
Effect of dilutive awards	30	175	49	163
Weighted average shares outstanding – diluted	28,281	28,170	28,252	28,116
Earnings per common share – diluted	$1.56	$1.05	$2.36	$1.49
There were no antidilutive stock-based awards outstanding at June 30, 2014 or 2013.

6. Employee Benefit Plans
The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and six months ended June 30, 2014 and 2013:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$47	$—	$90	$—
Interest cost	1,225	1,048	2,387	2,114
Expected return on plan assets	(1,903)	(1,747)	(3,808)	(3,503)
Recognized net actuarial loss	260	373	467	765
Benefit income	$(371)	$(326)	$(864)	$(624)

	Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$156	$197	$343	$421
Interest cost	362	338	755	683
Amortization of prior service cost	(136)	(136)	(272)	(272)
Recognized net actuarial loss	178	377	407	737
Benefit cost	$560	$776	$1,233	$1,569

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(in thousands)
Revenues from external customers
Grain	$656,004	$891,350	$1,239,163	$1,727,845
Ethanol	226,388	222,240	415,208	421,549
Plant Nutrient	311,895	330,339	419,525	442,241
Rail	33,409	38,601	85,711	84,965
Turf & Specialty	42,913	43,144	86,638	90,331
Retail	41,473	41,290	69,131	72,003
Total	$1,312,082	$1,566,964	$2,315,376	$2,838,934

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Inter-segment sales
Grain	$3,362	$1	$3,362	$333
Plant Nutrient	2,161	4,015	9,528	11,712
Rail	109	105	218	209
Turf & Specialty	835	841	1,642	1,840
Total	$6,467	$4,962	$14,750	$14,094

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest expense (income)
Grain	$2,705	$2,474	$5,480	$6,323
Ethanol	76	280	176	606
Plant Nutrient	960	797	1,731	1,715
Rail	1,904	1,429	3,560	2,942
Turf & Specialty	422	346	840	748
Retail	164	152	334	367
Other	(85)	(623)	27	(1,442)
Total	$6,146	$4,855	$12,148	$11,259

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Equity in earnings of affiliates, net
Grain	$8,467	$5,027	$10,351	$12,937
Ethanol	23,746	4,983	42,363	4,877
Total	$32,213	$10,010	$52,714	$17,814

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Other income (expense), net
Grain (a)	$975	$(349)	$19,321	$222
Ethanol	356	199	130	430
Plant Nutrient	391	164	576	139
Rail	787	702	1,497	1,648
Turf & Specialty	467	175	774	450
Retail	190	100	302	214
Other	631	301	809	915
Total	$3,797	$1,292	$23,409	$4,018
 (a) Increase is related to gain on LTG partial share redemption. See Note 8. Related Party Transactions for details of the LTG gain in the first quarter of 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Income (loss) before income taxes
Grain	$10,355	$2,053	$21,661	$10,352
Ethanol	33,904	10,601	53,728	13,080
Plant Nutrient	25,004	23,240	23,593	22,678
Rail	6,684	9,680	21,729	24,254
Turf & Specialty	1,998	2,195	3,373	6,196
Retail	1,637	1,539	(698)	(1,630)
Other	(9,567)	(2,289)	(16,791)	(6,254)
Noncontrolling interests	5,069	1,193	8,390	927
Total	$75,084	$48,212	$114,985	$69,603

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Identifiable assets
Grain	$823,957	$921,914	$794,913
Ethanol	255,077	229,797	207,977
Plant Nutrient	235,241	268,238	240,192
Rail	312,354	312,654	298,525
Turf & Specialty	85,696	89,939	73,343
Retail	46,319	44,910	50,313
Other	133,984	406,104	155,718
Total	$1,892,628	$2,273,556	$1,820,981

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
On January 22, 2014, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. The redemption reduced the Company's interest in LTG from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a book gain of $17.1 million ($10.7 million after tax). This gain was recorded in Other income, net for the six months ended June 30, 2014.
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
The Andersons Albion Ethanol LLC (a)	$38,187	$40,194	$32,047
The Andersons Clymers Ethanol LLC (a)	47,129	44,418	34,257
The Andersons Marathon Ethanol LLC (a)	56,320	46,811	34,818
Lansing Trade Group, LLC (b)	65,730	106,028	91,573
Thompsons Limited (c)	53,058	49,833	—
Other	3,957	3,825	2,546
Total	$264,381	$291,109	$195,241
(a) LLCs investment balance considers cash distributions made during the first quarter of 2014
(b) Decrease in LTG investment balance is driven by the sale of a portion of the Company's interest in LTG during the first quarter of 2014
 (c) Thompsons Limited and related U.S. operating company held by joint ventures
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company.

The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at June 30, 2014	Three months ended June 30,		Six months ended June 30,
(in thousands)		2014	2013	2014	2013
The Andersons Albion Ethanol LLC	53%	$6,656	$972	$11,599	$1,916
The Andersons Clymers Ethanol LLC	38%	6,716	1,358	12,255	1,139
The Andersons Marathon Ethanol LLC	50%	10,374	2,654	18,509	1,822
Lansing Trade Group, LLC	40% (a)	4,893	4,873	7,114	12,864
Thompsons Limited (b)	50%	3,399	—	3,086	—
Other	5%-23%	175	153	151	73
Total		$32,213	$10,010	$52,714	$17,814
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1.5%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates, excluding proceeds on sale of investments of affiliates, were $0.3 million and $65.9 million for the three and six months ended June 30, 2014.
Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of June 30, 2014 was $17.0 million. See Footnote 9 for additional discussion on the change in the investment value.
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
The Company’s current maximum exposure to loss related to IANR is $23.4 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $6.4 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Sales revenues	$297,108	$359,759	$519,102	$669,464
Service fee revenues (a)	6,203	5,814	11,841	11,615
Purchases of product	169,601	183,105	324,616	345,060
Lease income (b)	1,596	1,518	3,260	3,070
Labor and benefits reimbursement (c)	2,931	2,623	5,799	5,266
Other expenses (d)	238	395	724	753
Accounts receivable at June 30 (e)	27,028	24,149
Accounts payable at June 30 (f)	21,829	27,936

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the quarters ended June 30, 2014 and 2013, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $168.1 million and $162.8 million, respectively. For the six months ended June 30, 2014 and 2013, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $312.5 million and $308.6 million, respectively. For the quarters ended June 30, 2014 and 2013, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $158.1 million and $200.2 million, respectively. For the six months ended June 30, 2014 and 2013, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $275.3 million and $405.1 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013 was $17.4 million, $8.9 million, and $8.6 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013 was $5.5 million, $1.2 million, and $0.6 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014, December 31, 2013 and June 30, 2013:

(in thousands)	June 30, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,364	$—	$—	$13,364
Restricted cash	895	—	—	895
Commodity derivatives, net (a)	111,184	(42,021)	—	69,163
Convertible preferred securities (b)	—	—	16,950	16,950
Other assets and liabilities (c)	10,662	(1,863)	—	8,799
Total	$136,105	$(43,884)	$16,950	$109,171

(in thousands)	December 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$97,751	$—	$—	$97,751
Restricted cash	408	—	—	408
Commodity derivatives, net (a)	50,777	(49,810)	—	967
Convertible preferred securities (b)	—	—	25,720	25,720
Other assets and liabilities (c)	10,143	(159)	—	9,984
Total	$159,079	$(49,969)	$25,720	$134,830

(in thousands)	June 30, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$32,272	$—	$—	$32,272
Restricted cash	872	—	—	872
Commodity derivatives, net (a)	79,006	(21,176)	—	57,830
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (c)	8,837	(726)	—	8,111
Total	$120,987	$(21,902)	$17,710	$116,795

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)	Included in other assets and liabilities are interest rate and foreign currency derivatives and swaptions (Level 2) and deferred compensation assets (Level 1)

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2014	2013
(in thousands)	Convertible preferred securities	Convertible preferred securities
Asset at January 1,	$25,720	$17,220
Unrealized gains (losses) included in other comprehensive income (a)	(5,190)	490
Asset at March 31,	$20,530	$17,710
Unrealized gains (losses) included in other comprehensive income (a)	(3,580)	—
Asset at June 30,	$16,950	$17,710
(a) The decrease in value from year end is due to reductions in forecasted traffic on the railroad

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2014 and June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)				Range
	Fair Value as of June 30, 2014	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$16,950	Market Approach	EBITDA Multiples	7.50	8.00	7.75
		Income Approach	Discount Rate	14.5%	14.5%	14.5%

				Range
(in thousands)	Fair Value as of December 31, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$25,720	Market Approach	EBITDA Multiples	7.50	8.00	7.75
		Income Approach	Discount Rate	14.5%	14.5%	14.5%

				Range
(in thousands)	Fair Value as of June 30, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$17,710	Market Approach	EBITDA Multiples	5.50	7.00	6.60
		Income Approach	Discount Rate	17.0%	17.0%	17.0%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2014	December 31, 2013
Fair value of long-term debt, including current maturities	$394,670	$429,723
Fair value in excess of carrying value	5,063	2,512
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. One such agreement was amended on March 4, 2014 and provides the Company with $850 million in lines of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The maturity date for the lines of credit is March 2019. See Note 10 in the Company’s 2013 Form 10-K for an additional description of the remaining arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At June 30, 2014, the Company had a total of $820.1 million available for borrowing under its lines of credit. The Company was in compliance with all financial and non-financial covenants as of June 30, 2014.
The Company’s short-term and long-term debt at June 30, 2014, December 31, 2013 and June 30, 2013 consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Borrowings under short-term line of credit – non-recourse	$—	$—	$—
Borrowings under short-term line of credit – recourse	27,000	—	50,000
Total borrowings under short-term line of credit	$27,000	$—	$50,000
Current maturities of long-term debt – non-recourse	$3,100	$6,012	$3,274
Current maturities of long-term debt – recourse	86,287	45,986	41,822
Total current maturities of long-term debt	$89,387	$51,998	$45,096
Long-term debt, less current maturities – non-recourse	$2,515	$4,063	$19,621
Long-term debt, less current maturities – recourse	297,705	371,150	389,399
Total long-term debt, less current maturities	$300,220	$375,213	$409,020

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

12. Business Acquisitions

There were no business acquisitions completed through the second quarter of 2014.

Prior Years Business Acquisitions

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
*weighted average number of years

13. Income Taxes

For the three months ended June 30, 2014, income tax expense of $25.7 million was provided at 34.2%. For the three months ended June 30, 2013, income tax expense of $17.5 million was provided at 36.3%. The lower 2014 effective tax rate is due primarily to the benefit associated with income attributable to noncontrolling interests that does not increase tax expense and to increased deductions related to domestic production activities.

For the six months ended June 30, 2014, income tax expense of $39.6 million was provided at 34.4%. For the six months ended June 30, 2013, income tax expense of $26.6 million was provided at a rate of 38.2%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

The Company made tax payments of $3.6 million in the second quarter of 2014.

14. Accumulated Other Comprehensive Loss
The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2014				For the six months ended June 30, 2014

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(568)	$4,629	$(28,218)	$(24,157)	$(637)	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	62	(2,230)	(613)	(2,781)	131	(5,462)	(341)	(5,672)
Amounts reclassified from accumulated other comprehensive loss	—	—	(85)	(85)	—	—	(170)	(170)
Net current-period other comprehensive income (loss)	62	(2,230)	(698)	(2,866)	131	(5,462)	(511)	(5,842)
Ending balance	$(506)	$2,399	$(28,916)	$(27,023)	$(506)	$2,399	$(28,916)	$(27,023)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2013				For the six months ended June 30, 2013

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(872)	$2,872	$(45,277)	$(43,277)	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	108	—	1,229	1,337	138	303	3,083	3,524
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(85)	(85)	—	—	(170)	(170)
Net current-period other comprehensive income	108	—	1,144	1,252	138	303	2,913	3,354
Ending balance	$(764)	$2,872	$(44,133)	$(42,025)	$(764)	$2,872	$(44,133)	$(42,025)
(a) All amounts are net of tax. Amounts in parentheses indicates debits
The following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the three and six months ended June 30, 2014:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Tax expense	102	Tax expense
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2013		For the six months ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Tax expense	102	Tax expense
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax
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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2013 Form 10-K, have not materially changed during the first and second quarters of 2014.
Executive Overview
Our agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a much less significant impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes to merchandising revenues and service income.
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
Grain inventories on hand at June 30, 2014 were 67.6 million bushels, of which 3.7 million bushels were stored for others. This compares to 48.9 million bushels on hand at June 30, 2013, of which 2.5 million bushels were stored for others.
The first half of 2014 results reflect the refilling of the pipeline at both the farm level and commercial level, along with strong exports and difficult weather conditions that provided limited opportunity for space income across the U.S. grain industry. During the second quarter, we did experience some improvement in space income from price appreciation and more bushels on hand as of June 30, 2014 and we expect this trend to continue for the balance of the year. However, it is dependent on the progress of the new crop. If weather conditions remain favorable we have the potential for record corn and soybean yields.
Ethanol Group
Our Ethanol Group holds investments in four ethanol production facilities organized as separate limited liability companies, three of which are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one that is consolidated, The Andersons Denison Ethanol LLC ("TADE"). The Ethanol Group purchases and sells ethanol, offers facility operations, risk management, and ethanol, corn oil and distillers dried grains (“DDG”) marketing to the ethanol plants in which it invests in and operates.
This second quarter reflects continued strong margins due to several key factors, including a drop in corn prices due to optimal weather conditions and relatively strong ethanol prices driven by strong ethanol export volumes. At this time, we have approximately 75 percent of the third quarter and 33 percent of the fourth quarter hedged. The majority of those hedges were placed in the first quarter, consistent with our strategy to lock-in reasonable forward returns when available in the market. Other hedges were added in the second quarter, consistent with our risk management strategy. At this time we are managing margins in the spot market for the rest of our production.

Ethanol volumes shipped for the three and six months ended June 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Ethanol (gallons shipped) (a)	75,451	69,881	147,766	139,716
E-85 (gallons shipped)	7,232	6,626	12,800	10,347
Corn Oil (pounds shipped)	22,985	21,609	43,348	38,856
DDG (tons shipped) (b)	53	58	104	118
(a) The sales volumes are less than the total produced by the LLCs, as a portion of the volume is sold directly to one of its other investors
(b) The sales volumes are less than the total produced by the LLCs, as the unconsolidated LLCs ship directly to their customers
Plant Nutrient Group
Our Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic manufacturers and other distributors. The Group also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants and water treatment products. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Storage capacity at our wholesale nutrient and farm center facilities was approximately 485,000 tons for dry nutrients and approximately 417,000 tons for liquid nutrients at June 30, 2014.
Fertilizer tons sold (including sales and service tons) for the three and six months ended June 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fertilizer tons	876	830	1,204	1,143
Volume for the period was higher than anticipated due to the harsh weather experienced during the first quarter 2014 that shifted tonnage into the second quarter. With a large potential crop yield in the fall, and the nutrient depletion high yields cause to soil, we expect good demand for the remainder of the year, barring rail and barge logistical interruptions.
Rail Group
Our Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives.
In the second quarter, Rail had gains on sales of railcars and related leases in the amount of $2.5 million compared to $4.6 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2014 were 22,162 compared to 23,245 at June 30, 2013. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased to 89.3% from 85.7% for the quarters ended June 30, 2014 and 2013, respectively.
The Rail Group is focused on strategically growing the rail fleet and continues to look for opportunities to open new repair facilities. We also anticipate future business related to mandated modification in the tank car industry.
Turf & Specialty Group
Turf & Specialty produces granular fertilizer products for the professional lawn care and golf course markets. It also sells consumer fertilizer and weed and turf pest control products for “do-it-yourself” application to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers, and performs contract manufacturing of fertilizer and weed and turf pest control products. These products are distributed throughout the United States and Canada and into Europe and Asia. The turf products industry is highly seasonal, with the majority of sales occurring from early spring to early summer. Turf & Specialty is also one of a very limited number of processors of corncob-based products in the United States. Corncob-based products are manufactured for a variety of uses including laboratory animal bedding, cat litter, as well as absorbents, blast cleaners, carriers and polishers. Corncob-based products are sold throughout the year.

Retail Group
Our Retail Group includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. It also operates a sales and service facility for outdoor power equipment. The retail concept is More for Your Home ® and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
The retail business is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The Retail Group continues to optimize departments and products to maximize the profitability.
Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including implementation expenses for our Enterprise Resource Planning ("ERP") project. We anticipate an increase in our ERP project expenses throughout the remainder of the year as the first stage of the project implementation commenced during the second quarter.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 7. Segment Information.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Sales and merchandising revenues	$1,312,082	$1,566,964	$2,315,376	$2,838,934
Cost of sales and merchandising revenues	1,190,587	1,463,735	2,117,106	2,656,432
Gross profit	121,495	103,229	198,270	182,502
Operating, administrative and general expenses	76,275	61,464	147,260	123,472
Interest expense	6,146	4,855	12,148	11,259
Equity in earnings of affiliates, net	32,213	10,010	52,714	17,814
Other income, net	3,797	1,292	23,409	4,018
Income before income taxes	75,084	48,212	114,985	69,603
Income attributable to noncontrolling interests	5,069	1,193	8,390	927
Income before income taxes attributable to The Andersons, Inc.	$70,015	$47,019	$106,595	$68,676
Comparison of the three months ended June 30, 2014 with the three months ended June 30, 2013:
Grain Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$656,004	$891,350
Cost of sales and merchandising revenues	628,095	869,258
Gross profit	27,909	22,092
Operating, administrative and general expenses	24,294	22,243
Interest expense	2,705	2,474
Equity in earnings of affiliates, net	8,467	5,027
Other income (expense), net	975	(349)
Income before income taxes	10,352	2,053
Loss attributable to noncontrolling interest	(3)	—
Income before income taxes attributable to The Andersons, Inc.	$10,355	$2,053

Operating results for the Grain Group have improved $8.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $235.3 million and primarily is the result of lower grain prices, of which corn decreased more than 30 percent. Wheat and soybean revenues were also lower due to decreases in volume. Cost of sales and merchandising revenues decreased $241.2 million compared to the second quarter of 2013 and was also driven by lower prices in corn and volume in wheat and soybeans. Gross profit is up $5.8 million over the second quarter of 2013 with most of the increase a result of higher basis appreciation in corn. Basis is defined as the difference between cash price of a commodity in one of the Company's facilities and the nearest exchange traded futures price.

Operating expenses increased $2.1 million compared to the same period in 2013, driven primarily by higher labor and benefit costs, of which a majority relates to incentive compensation and merit increases. Equity in earnings of affiliates increased $3.4 million over the same period in 2013, primarily driven by increased operating results of Thompsons Limited in the second quarter of 2014.
Ethanol Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising and service fee revenues	$226,388	$222,240
Cost of sales and merchandising revenues	207,750	212,591
Gross profit	18,638	9,649
Operating, administrative and general expenses	3,688	2,757
Interest expense	76	280
Equity in earnings of affiliates, net	23,746	4,983
Other income, net	356	199
Income before income taxes	38,976	11,794
Income attributable to noncontrolling interests	5,072	1,193
Income before income taxes attributable to The Andersons, Inc.	$33,904	$10,601

Operating results for the Ethanol Group increased $23.3 million over the results of the same period last year. Sales and merchandising and service fee revenues increased $4.1 million and primarily is due to an increase in volume for ethanol. The decrease in cost of sales is due primarily to lower ethanol prices. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol relative to corn value.

Operating expenses increased slightly due to higher incentive compensation expense in 2014, while interest expense was comparable to the same period last year. Equity in earnings of affiliates improved $18.8 million and relates to improved earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was favorably impacted by higher ethanol margins resulting from declining corn costs and higher demand for ethanol.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$311,895	$330,339
Cost of sales and merchandising revenues	271,162	293,138
Gross profit	40,733	37,201
Operating, administrative and general expenses	15,160	13,328
Interest expense	960	797
Other income, net	391	164
Income before income taxes	$25,004	$23,240

Operating results for the Plant Nutrient Group increased $1.8 million from the same period last year. Sales and merchandising revenues decreased $18.4 million due to a decrease in average price per ton sold, which followed the price of nutrients in the market. This decrease was partially offset by a 4 percent increase in volume. The decreases in cost of sales and merchandising revenues was driven by lower costs per ton sold, comparable with the selling price decrease and reflective of the market. The increase of $3.5 million in gross profit was the result of higher volumes due to the weather related deferrals from the first quarter.

Operating expenses were up slightly from the same period in 2013, due to increases in incentive compensation expense and additional depreciation from recent capital projects. There were no significant changes in interest expense or other income.
Rail Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$33,409	$38,601
Cost of sales and merchandising revenues	19,546	24,044
Gross profit	13,863	14,557
Operating, administrative and general expenses	6,062	4,150
Interest expense	1,904	1,429
Other income, net	787	702
Income before income taxes	$6,684	$9,680

Operating results for the Rail Group decreased by $3.0 million compared to the results from the same period last year. The decrease in revenues was driven by a $7.9 million decrease in car sales, partially offset by an increase in leasing revenues of $0.8 million and an increase in revenues at the repair facilities of $1.9 million. Cost of sales and merchandising revenues decreased $4.5 million compared to the same period last year primarily as a result of a lower volume of car sales. Rail gross profit decreased by $0.7 million compared to the second quarter of 2013. Despite lower car sales, margins were significantly higher due to lease rates reflecting high demand for cars.

Operating expenses increased $1.9 million quarter over quarter due to increased labor and benefits costs from recent expansion in the repair business and incentive compensation expense. There were no significant changes in interest expense and other income compared to the same period last year.
Turf & Specialty Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$42,913	$43,144
Cost of sales and merchandising revenues	35,108	35,823
Gross profit	7,805	7,321
Operating, administrative and general expenses	5,852	4,955
Interest expense	422	346
Other income, net	467	175
Income before income taxes	$1,998	$2,195

Operating results for the Turf & Specialty Group decreased slightly compared to results from the same period last year. Sales and merchandising revenues remained consistent, while cost of sales and merchandising revenues decreased $0.7 million. Although volumes were down slightly, a two percent increase in the average selling price and a reduction in costs of sales resulted in an increase in gross profit.

Operating expenses increased $0.9 million. The largest drivers of this increase were labor and benefit costs, and depreciation expense due to recent acquisitions, and additional incentive compensation expense. There were no significant fluctuations in interest expense and other income quarter over quarter.

Retail Group

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$41,473	$41,290
Cost of sales and merchandising revenues	28,926	28,881
Gross profit	12,547	12,409
Operating, administrative and general expenses	10,936	10,818
Interest expense	164	152
Other income, net	190	100
Income before income taxes	$1,637	$1,539

Operating results for the Retail Group remained consistent with the second quarter 2013.
Other

	Three months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	10,283	3,213
Interest income	(85)	(623)
Other income, net	631	301
Loss before income taxes	$(9,567)	$(2,289)

The other operating loss not allocated to business segments increased $7.3 million compared to the second quarter 2013. Operating expenses were higher in the second quarter of 2014 due to higher labor and benefit costs and additional ERP project expenses. Interest expense and other income remained comparable to prior year.
Income Taxes
Income tax expense of $25.7 million was provided at 34.2%. In the second quarter of 2013, income tax expense of $17.5 million was provided at a rate of 36.3%. The lower 2014 effective tax rate is due primarily to the benefit associated with income attributable to noncontrolling interests that does not increase tax expense and to increased deductions related to domestic production activities.

The Company anticipates that its 2014 effective annual rate will be 33.9%. The Company’s actual 2013 effective tax rate was 36.0%. The lower effective rate for 2014 is due to increased benefits related to domestic production activities and the 2013 correction made with respect to the accounting for the OCI portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Comparison of the six months ended June 30, 2014 with the six months ended June 30, 2013:
Grain Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$1,239,163	$1,727,845
Cost of sales and merchandising revenues	1,194,246	1,680,903
Gross profit	44,917	46,942
Operating, administrative and general expenses	47,454	43,426
Interest expense	5,480	6,323
Equity in earnings of affiliates, net	10,351	12,937
Other income, net	19,321	222
Income before income taxes	21,655	10,352
Loss attributable to noncontrolling interest	(6)	—
Income before income taxes attributable to The Andersons, Inc.	$21,661	$10,352

Operating results for the Grain Group have improved $11.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $488.7 million, the result of lower grain prices, including an average corn selling price decrease of more than 35 percent. Wheat and soybean revenues were also lower due to a decrease in volume. These decreases were partially offset by higher oats volumes and prices. Cost of sales and merchandising revenues decreased $486.7 million, driven by lower prices in corn and volume in wheat and soybeans. The above items were the primary driver of the $2.0 million decrease in gross profit from the prior year.

Operating expenses increased $4.0 million compared to prior year, primarily driven by higher labor and benefit costs, of which a majority relates to incentive compensation and merit increases. Interest expense is lower compared to the prior year due to lower commodity prices resulting in lower inventory values. Equity in earnings of affiliates decreased $2.6 million over prior year, primarily driven by a decreased ownership percentage of the investment in LTG and lower operating results of LTG through the second quarter of 2014. This decrease was partially offset by earnings from our Thompsons Limited investment. Other income is higher in the current year due to a gain, net of deal costs, recognized from the partial share redemption in our investment in LTG of $17.1 million.
Ethanol Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising and service fee revenues	$415,208	$421,549
Cost of sales and merchandising revenues	389,205	407,095
Gross profit	26,003	14,454
Operating, administrative and general expenses	6,196	5,148
Interest expense	176	606
Equity in earnings of affiliates, net	42,363	4,877
Other income, net	130	430
Income before income taxes	62,124	14,007
Income attributable to noncontrolling interests	8,396	927
Income before income taxes attributable to The Andersons, Inc.	$53,728	$13,080

Operating results for the Ethanol Group increased $40.6 million over the prior year. Sales and merchandising and service fee revenues decreased $6.3 million and primarily is due to a decrease in the average price per gallon of ethanol sold and price per tons of DDG sold, partially offset by an increase in volume for both. The decrease in cost of sales primarily is due to lower ethanol prices. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol and DDG relative to corn value which contributed to more favorable margins.

Operating expenses increased slightly due to higher incentive compensation expense in 2014, while interest expense was comparable to the same period last year. Equity in earnings of affiliates improved $37.5 million and relates to improved earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was impacted favorably by higher ethanol margins resulting from declining corn costs and strong demand for ethanol.
Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$419,525	$442,241
Cost of sales and merchandising revenues	364,717	391,091
Gross profit	54,808	51,150
Operating, administrative and general expenses	30,060	26,896
Interest expense	1,731	1,715
Other income, net	576	139
Loss before income taxes	$23,593	$22,678

Operating results for the Plant Nutrient Group increased $0.9 million from the same period last year. Sales and merchandising revenues decreased $22.7 million due to a 10 percent decrease in average price per ton sold, which followed the price of nutrients in the market. This decrease was partially offset by a 6 percent increase in volume. The decreases in cost of sales and merchandising revenues was driven by lower costs per ton sold, comparable with the selling price decrease and reflective of the market. The majority of the $3.7 million increase in gross profit relates to the increase in volume.

Operating expenses were up slightly from the same period in 2013, due to increases in incentive compensation expense and additional depreciation from recent capital projects. There were no significant changes in interest expense or other income.
Rail Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$85,711	$84,965
Cost of sales and merchandising revenues	49,983	51,429
Gross profit	35,728	33,536
Operating, administrative and general expenses	11,936	7,988
Interest expense	3,560	2,942
Other income, net	1,497	1,648
Income before income taxes	$21,729	$24,254

Operating results for the Rail Group decreased by $2.6 million compared to the results from the same period last year. The slight increase in revenues was driven by an increase in leasing revenues of $1.6 million and an increase in revenues at the repair facilities of $1.3 million, offset by a $2.1 million decrease in car sales. Cost of sales and merchandising revenues decreased $1.4 million compared to the same period last year primarily as a result of a lower volume of car sales. Rail gross profit increased by $2.2 million compared to prior year. Despite lower car sales, margins were higher primarily in the leasing business.

Operating expenses increased $3.9 million quarter over quarter primarily due to increased labor and benefits costs from recent expansion in the repair business and incentive compensation expense. There were no significant changes in interest expense and other income compared to the prior year.

Turf & Specialty Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$86,638	$90,331
Cost of sales and merchandising revenues	70,358	73,992
Gross profit	16,280	16,339
Operating, administrative and general expenses	12,841	9,845
Interest expense	840	748
Other income, net	774	450
Income before income taxes	$3,373	$6,196

Operating results for the Turf & Specialty Group decreased $2.8 million compared to results from the prior year. Sales and merchandising revenues decreased $3.7 million primarily due to a lower volumes and average price per ton. Cost of sales and merchandising revenues decreased $3.6 million compared to the prior year and was driven by a lower average cost per ton. Gross profit decreased slightly and is a result of the sales mix.

Operating expenses increased $3.0 million. The largest drivers of this increase were labor and benefit costs, and depreciation expense due to recent acquisitions, and additional incentive compensation expense. There were no significant fluctuations in interest expense and other income from prior year.
Retail Group

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$69,131	$72,003
Cost of sales and merchandising revenues	48,597	51,922
Gross profit	20,534	20,081
Operating, administrative and general expenses	21,200	21,558
Interest expense	334	367
Other income, net	302	214
Loss before income taxes	$(698)	$(1,630)

Operating results for the Retail Group improved $0.9 million from the same period last year. Sales and merchandising revenues decreased $2.9 million, of which $2.3 million relates to the closing of the Woodville store in the first quarter of 2013. The average sale per customer remained consistent but we saw a decrease in customer count from prior year, caused, in part, by the weather conditions in the first quarter of 2014 and the closing of the Woodville store in the prior year. Cost of sales and merchandising revenues decreased $3.3 million and was also driven by lower customer counts. Despite lower volumes, gross profit increased due to the strong margins realized on work wear and winter goods.

Operating expenses were $0.4 million lower than the comparable period last year primarily due to lower labor and benefits and lower depreciation expense related to the Woodville store closing and the impairment charge taken in 2013. There were no significant changes in interest expense and other income quarter over quarter.

Other

	Six months ended June 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	17,573	8,611
Interest (income) expense	27	(1,442)
Other income, net	809	915
Loss before income taxes	$(16,791)	$(6,254)

The other operating loss not allocated to business segments increased $10.5 million compared to the prior year. Operating expenses were higher in 2014 due to higher labor and benefit costs, particularly performance based compensation accruals, and additional ERP project expenses. Interest (income) expense increased due to mark-to-market adjustments on interest rate derivative contracts. Other income remained comparable to prior year.
Income Taxes
Income tax expense of $39.6 million was provided at 34.4%. In 2013, income tax expense of $26.6 million was provided at a rate of 38.2%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

The Company anticipates that its 2014 effective annual rate will be 33.9%. The Company’s actual 2013 effective tax rate was 36.0%. The lower effective rate for 2014 is due to increased benefits related to domestic production activities and the 2013 correction made with respect to the accounting for the OCI portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources
Working Capital
At June 30, 2014, we had working capital of $252.0 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2014	June 30, 2013	Variance
Current Assets:
Cash and cash equivalents	$47,190	$75,920	$(28,730)
Restricted cash	895	872	23
Accounts receivable, net	189,646	216,432	(26,786)
Inventories	432,996	444,523	(11,527)
Commodity derivative assets – current	162,427	121,789	40,638
Deferred income taxes	7,443	2,797	4,646
Other current assets	24,596	44,936	(20,340)
Total current assets	865,193	907,269	(42,076)
Current Liabilities:
Borrowing under short-term line of credit	27,000	50,000	(23,000)
Accounts payable for grain	164,230	178,017	(13,787)
Other accounts payable	143,535	183,971	(40,436)
Customer prepayments and deferred revenue	21,670	25,621	(3,951)
Commodity derivative liabilities – current	86,134	58,183	27,951
Accrued expenses and other current liabilities	81,260	57,456	23,804
Current maturities of long-term debt	89,387	45,096	44,291
Total current liabilities	613,216	598,344	14,872
Working capital	$251,977	$308,925	$(56,948)
In comparison to June 30, 2013, current assets decreased primarily related to cash and accounts receivable. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable is lower in the current year due to lower grain prices and decreased revenues in several of our business units. Other current assets decreased in 2014 as we continue to use up the prepaid federal income tax balance that resulted from significant overpayments in 2013. Commodity derivative assets and liabilities have increased and reflect the net asset or liability by customer position based on the value of the forward contract as compared to the market price at the end of the period. Current liabilities increased primarily due to increases in current maturities of long-term debt, commodity derivative liabilities and accrued expenses. Current maturities of long-term debt increased due to reclassification of certain notes that are due within the next year. Higher accrued expenses and other current liabilities include accrued compensation related to performance incentives and accrued taxes. Offsetting this increase, was a decrease in borrowings on the short-term line of credit, which fluctuates with the funding of margin calls on commodity contracts and other working capital needs. Accounts payable for grain and other accounts payable also decreased due to lower grain prices and timing of payments, specifically in the Grain and Plant Nutrient businesses, respectively.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $259.6 million in the first six months of 2014 compared to net cash used in operating activities of $59.7 million in the first six months of 2013. The most significant use of cash in both periods relates to the significant payout to farmers in January of each year. Other working capital changes that used cash include increases in accounts receivable and commodity derivatives. Partially offsetting these uses includes distributions from investments in affiliates and working capital decreases in inventories, other assets and other accounts payable and accrued expenses. In the first quarter, the ethanol LLCs made distributions to us as a result of strong financial performance, and a portion of the proceeds received from LTG as part of the partial share redemption agreement was a distribution of earnings.
We have only made income tax payments of $3.6 million through the second quarter of 2014 due to an overpayment of income taxes in 2013. We expect to make payments totaling approximately $41.8 million for the remainder of 2014.

Investing Activities
Total capital spending for 2014 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $78 million. In addition to spending on conventional property, plant and equipment, we expect to spend $110 million for the purchase of railcars, locomotives and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of railcars of $85 million. Through June 30, 2014, we invested $30.4 million in the purchase of additional railcars, which is almost offset by proceeds from sales of railcars of $29.2 million. Through June 30, 2013, we invested $56.9 million in the purchase of additional railcars, partially offset by proceeds from sales of $53.2 million. In the first quarter of 2014, we also recognized a portion of the proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments.
Financing Activities
We have a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $820.1 million remaining available for borrowing at June 30, 2014. Peak short-term borrowings to date were $270.6 million on April 2, 2014. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $0.1067 per common share for the dividends paid in January, April, July and October 2013, and $0.11 per common share for the dividends paid in January and April 2014. On May 2, 2014, we declared a cash dividend of $0.11 per common share payable on July 22, 2014 to shareholders of record on July 1, 2014. During the first six months, we granted approximately 156 thousand shares and share units to employees and directors under our equity-based compensation plans. During the first six months of 2013, we did not grant any shares under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2014. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and ethanol plant assets.
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

The following table describes our railcar and locomotive positions at June 30, 2014:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	10
Owned-railcar assets leased to others	On balance sheet – non-current	14,600
Railcars leased from financial intermediaries	Off balance sheet	3,791
Railcars – non-recourse arrangements	Off balance sheet	3,715
Total Railcars		22,116
Locomotive assets leased to others	On balance sheet – non-current	42
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	—
Total Locomotives		46
In addition, we manage 377 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2014.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2014, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system.  The phased implementation was started during the second quarter of 2014, resulting in changes to certain processes, primarily close and consolidations.  The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 8, 2014	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.