Form 10-Q
period 2014-09-30
Andersons, Inc.
filed 2014-11-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.9 million common shares outstanding, no par value, at October 31, 2014.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$326,946	$309,085	$134,441
Restricted cash	173	408	164
Accounts receivable, net	162,270	173,930	178,970
Inventories (Note 2)	396,464	614,923	429,017
Commodity derivative assets – current	126,396	71,319	105,390
Deferred income taxes	148	4,931	5,254
Other current assets	36,518	47,188	42,278
Total current assets	1,048,915	1,221,784	895,514
Other assets:
Commodity derivative assets – noncurrent	2,383	246	5
Goodwill	58,554	58,554	58,554
Other assets, net	54,587	59,456	52,177
Pension asset	13,738	14,328	—
Equity method investments	257,166	291,109	262,643
	386,428	423,693	373,379
Railcar assets leased to others, net (Note 3)	245,849	240,621	233,024
Property, plant and equipment, net (Note 3)	401,800	387,458	380,374
Total assets	$2,082,992	$2,273,556	$1,882,291

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Liabilities and equity
Current liabilities:
Short-term debt	$451	$—	$—
Accounts payable for grain	222,178	592,183	241,575
Other accounts payable	165,133	154,599	200,664
Customer prepayments and deferred revenue	27,246	59,304	23,974
Commodity derivative liabilities – current	229,265	63,954	88,234
Accrued expenses and other current liabilities	70,598	70,295	63,900
Current maturities of long-term debt (Note 10)	76,757	51,998	44,232
Total current liabilities	791,628	992,333	662,579
Other long-term liabilities	13,902	15,386	17,129
Commodity derivative liabilities – noncurrent	26,203	6,644	9,636
Employee benefit plan obligations	39,606	39,477	49,768
Long-term debt, less current maturities (Note 10)	289,448	375,213	381,018
Deferred income taxes	120,628	120,082	91,869
Total liabilities	1,281,415	1,549,135	1,211,999
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 28,797 shares issued)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	190,617	184,380	183,273
Treasury shares, at cost (373, 607 and 685 shares at 9/30/14, 12/31/13 and 9/30/13, respectively)	(8,762)	(10,222)	(11,327)
Accumulated other comprehensive loss	(27,971)	(21,181)	(41,586)
Retained earnings	622,722	548,401	520,848
Total shareholders’ equity of The Andersons, Inc.	776,702	701,474	651,304
Noncontrolling interests	24,875	22,947	18,988
Total equity	801,577	724,421	670,292
Total liabilities and equity	$2,082,992	$2,273,556	$1,882,291
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales and merchandising revenues	$952,927	$1,181,374	$3,268,303	$4,020,308
Cost of sales and merchandising revenues	868,009	1,108,228	2,985,115	3,764,660
Gross profit	84,918	73,146	283,188	255,648
Operating, administrative and general expenses	76,737	69,193	223,997	192,665
Interest expense	4,253	5,348	16,401	16,607
Other income:
Equity in earnings of affiliates, net	23,917	22,177	76,631	39,991
Other income, net	1,685	7,605	25,094	11,623
Income before income taxes	29,530	28,387	144,515	97,990
Income tax provision	10,251	10,348	49,837	36,907
Net income	19,279	18,039	94,678	61,083
Net income attributable to the noncontrolling interests	2,454	878	10,844	1,805
Net income attributable to The Andersons, Inc.	$16,825	$17,161	$83,834	$59,278
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.59	$0.61	$2.95	$2.11
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.59	$0.61	$2.95	$2.10
Dividends paid	$0.1100	$0.1067	$0.3300	$0.3200
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$19,279	$18,039	$94,678	$61,083
Other comprehensive (loss) income, net of tax:
(Decrease) increase in estimated fair value of investment in debt securities (net of income tax of ($736), $0, ($4,044) and $187)	(1,214)	—	(6,676)	303
Change in unrecognized actuarial loss and prior service cost (net of income tax of $113, $232, ($196) and $1,157 - Note 14)	187	383	(324)	3,296
Cash flow hedge activity (net of income tax of $48, $33, $127 and $195)	79	56	210	194
Other comprehensive (loss) income	(948)	439	(6,790)	3,793
Comprehensive income	18,331	18,478	87,888	64,876
Comprehensive income attributable to the noncontrolling interests	2,454	878	10,844	1,805
Comprehensive income attributable to The Andersons, Inc.	$15,877	$17,600	$77,044	$63,071
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2014	2013
Operating Activities
Net income	$94,678	$61,083
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	44,307	41,635
Bad debt expense	198	700
Cash distributions in excess of (less than) income of unconsolidated affiliates, net of noncontrolling interests	8,643	(22,334)
Gain on sale of investments in affiliates	(17,055)	—
Gains on sales of railcars and related leases	(14,666)	(17,376)
Excess tax benefit from share-based payment arrangement	(1,770)	(602)
Deferred income taxes	9,441	24,185
Stock-based compensation expense	7,542	2,337
Other	(446)	(149)
Changes in operating assets and liabilities:
Accounts receivable	10,161	29,468
Inventories	218,460	348,172
Commodity derivatives	127,655	63,074
Other assets	11,755	(263)
Accounts payable for grain	(370,005)	(341,078)
Other accounts payable and accrued expenses	(26,624)	(59,891)
Net cash provided by operating activities	102,274	128,961
Investing Activities
Acquisition of businesses, net of cash acquired	—	(11,148)
Purchases of railcars	(39,294)	(71,554)
Proceeds from sale of railcars	30,894	87,620
Purchases of property, plant and equipment	(39,624)	(31,355)
Proceeds from sale of property, plant and equipment	1,043	351
Proceeds from returns of investments in affiliates, net of noncontrolling interests	35,920	—
Investments in affiliates	(238)	(49,249)
Cash distributions to noncontrolling interests	(1,494)	—
Change in restricted cash	235	233
Net cash used in investing activities	(12,558)	(75,102)
Financing Activities
Net change in short-term borrowings	—	(24,219)
Proceeds from issuance of long-term debt	1,787	53,794
Payments of long-term debt	(64,442)	(80,473)
Proceeds from sale of treasury shares to employees and directors	1,564	1,687
Payments of debt issuance costs	(3,175)	(46)
Dividends paid	(9,359)	(8,981)
Excess tax benefit from share-based payment arrangement	1,770	602
Net cash used in financing activities	(71,855)	(57,636)
Increase (decrease) in cash and cash equivalents	17,861	(3,777)
Cash and cash equivalents at beginning of period	309,085	138,218
Cash and cash equivalents at end of period	$326,946	$134,441

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information
Capital project costs incurred but not yet paid	$5,502	$5,477
Purchase of capitalized software through seller-financing	$5,055	$10,477

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2012	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					59,278	1,805	61,083
Other comprehensive income				3,793			3,793
Proceeds received from minority investor						151	151
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,201 (147 shares)		1,591	1,232				2,823
Dividends declared ($0.3200 per common share)					(9,003)		(9,003)
Performance share unit dividend equivalents		55			(55)		—
Balance at September 30, 2013	$96	$183,273	$(11,327)	$(41,586)	$520,848	$18,988	$670,292

Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					83,834	10,844	94,678
Other comprehensive loss				(6,790)			(6,790)
Cash distributions to noncontrolling interest						(8,916)	(8,916)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,542 (220 shares)		6,161	1,460				7,621
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.3300 per common share)					(9,379)		(9,379)
Performance share unit dividend equivalents		134			(134)		—
Balance at September 30, 2014	$96	$190,617	$(8,762)	$(27,971)	$622,722	$24,875	$801,577
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
In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for fair presentation of the results of operations, financial position, and cash flows for the periods indicated, have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.
We have reclassified certain prior-period amounts to conform to the current-period presentation.
The Condensed Consolidated Balance Sheet data at December 31, 2013 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. A Condensed Consolidated Balance Sheet as of September 30, 2013 has been included as the Company operates in several seasonal industries.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Grain	$227,014	$432,893	$264,104
Ethanol and by-products	9,696	14,453	11,178
Agricultural fertilizer and supplies	90,907	100,593	94,035
Lawn and garden fertilizer and corncob products	37,666	39,960	29,364
Retail merchandise	25,647	22,505	25,716
Railcar repair parts	5,336	4,312	4,421
Other	198	207	199
	$396,464	$614,923	$429,017

Inventories on the Condensed Consolidated Balance Sheets at September 30, 2014, December 31, 2013 and September 30, 2013 do not include 2.0 million, 13.3 million and 4.7 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management does not anticipate material losses on any deficiencies.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Land	$22,415	$21,801	$23,348
Land improvements and leasehold improvements	68,976	67,153	67,262
Buildings and storage facilities	238,664	231,976	224,913
Machinery and equipment	320,648	308,215	299,874
Software	55,791	13,351	13,558
Construction in progress	28,260	48,135	54,713
	734,754	690,631	683,668
Less: accumulated depreciation and amortization	332,954	303,173	303,294
	$401,800	$387,458	$380,374
Depreciation expense on property, plant and equipment amounted to $31.6 million, $37.5 million and $27.9 million for the year-to-date periods ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

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
Railcar assets leased to others
The components of Railcar assets leased to others are as follows:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Railcar assets leased to others	$330,318	$317,750	$309,360
Less: accumulated depreciation	84,469	77,129	76,336
	$245,849	$240,621	$233,024
Depreciation expense on railcar assets leased to others amounted to $10.5 million, $14.7 million and $11.1 million for the year-to-date periods ended September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

4. Derivatives
The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the regulated Chicago Mercantile Exchange ("CME"). The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

All of these contracts meet the definition of derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value, the same method it uses to value its grain inventory. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-

performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

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
The following table presents at September 30, 2014, December 31, 2013 and September 30, 2013, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2014		December 31, 2013		September 30, 2013
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$(79,711)	$—	$15,480	$—	$27,101	$—
Fair value of derivatives	147,983	—	31,055	—	38,352	—
Balance at end of period	$68,272	$—	$46,535	$—	$65,453	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$212,760	$2,383	$2,897	$196	$218,236
Commodity derivative liabilities	(6,653)	—	(232,162)	(26,399)	(265,214)
Cash collateral	(79,711)	—	—	—	(79,711)
Balance sheet line item totals	$126,396	$2,383	$(229,265)	$(26,203)	$(126,689)

	December 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$69,289	$246	$1,286	$49	$70,870
Commodity derivative liabilities	(13,450)	—	(65,240)	(6,693)	(85,383)
Cash collateral	15,480	—	—	—	15,480
Balance sheet line item totals	$71,319	$246	$(63,954)	$(6,644)	$967

	September 30, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$89,540	$5	$2,933	$41	$92,519
Commodity derivative liabilities	(11,251)	—	(91,167)	(9,677)	(112,095)
Cash collateral	27,101	—	—	—	27,101
Balance sheet line item totals	$105,390	$5	$(88,234)	$(9,636)	$7,525

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Gains on commodity derivatives included in sales and merchandising revenues	$86,558	$30,894	$106,389	$99,896
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	293,592	—	—	—
Soybeans	68,486	—	—	—
Wheat	11,370	—	—	—
Oats	26,687	—	—	—
Ethanol	—	209,264	—	—
Corn oil	—	—	68,799	—
Other	140	—	—	115
Subtotal	400,275	209,264	68,799	115
Exchange traded:
Corn	117,175	—	—	—
Soybeans	34,760	—	—	—
Wheat	35,635	—	—	—
Oats	9,195	—	—	—
Ethanol	—	104,286	—	—
Other	—	—	5,400	11
Subtotal	196,765	104,286	5,400	11
Total	597,040	313,550	74,199	126

	December 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	185,978	—	—	—
Soybeans	18,047	—	—	—
Wheat	11,485	—	—	—
Oats	27,939	—	—	—
Ethanol	—	179,212	—	—
Corn oil	—	—	25,911	—
Other	81	—	—	89
Subtotal	243,530	179,212	25,911	89
Exchange traded:
Corn	124,420	—	—	—
Soybeans	11,030	—	—	—
Wheat	23,980	—	—	—
Oats	6,820	—	—	—
Ethanol	—	21,630	—	—
Subtotal	166,250	21,630	—	—
Total	409,780	200,842	25,911	89

	September 30, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	214,500	—	—	—
Soybeans	46,325	—	—	—
Wheat	8,450	—	—	—
Oats	14,555	—	—	—
Ethanol	—	144,339	—	—
Corn oil	—	—	12,921	—
Other	255	—	—	88
Subtotal	284,085	144,339	12,921	88
Exchange traded:
Corn	92,120	—	—	—
Soybeans	19,110	—	—	—
Wheat	30,725	—	—	—
Oats	3,890	—	—	—
Ethanol	—	15,540	—	—
Other	—	—	—	1
Subtotal	145,845	15,540	—	1
Total	429,930	159,879	12,921	89

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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to The Andersons, Inc.	$16,825	$17,161	$83,834	$59,278
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	93	56	443	210
Earnings available to common shareholders	$16,732	$17,105	$83,391	$59,068
Earnings per share – basic:
Weighted average shares outstanding – basic	28,260	28,009	28,222	27,972
Earnings per common share – basic	$0.59	$0.61	$2.95	$2.11
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,260	28,009	28,222	27,972
Effect of dilutive awards	40	225	46	188
Weighted average shares outstanding – diluted	28,300	28,234	28,268	28,160
Earnings per common share – diluted	$0.59	$0.61	$2.95	$2.10
There were no antidilutive stock-based awards outstanding at September 30, 2014 or 2013.

6. Employee Benefit Plans
The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and nine months ended September 30, 2014 and 2013:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$45	$—	$135	$—
Interest cost	1,193	1,057	3,580	3,171
Expected return on plan assets	(1,903)	(1,751)	(5,711)	(5,254)
Recognized net actuarial loss	234	382	701	1,147
Benefit income	$(431)	$(312)	$(1,295)	$(936)

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$173	$210	$516	$631
Interest cost	377	342	1,133	1,025
Amortization of prior service cost	(136)	(136)	(408)	(408)
Recognized net actuarial loss	203	368	609	1,105
Benefit cost	$617	$784	$1,850	$2,353

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in Lansing Trade Group, LLC (“LTG”) and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributable to an operating segment.
The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues from external customers
Grain	$575,354	$765,833	$1,814,517	$2,493,678
Ethanol	179,405	213,384	594,613	634,933
Plant Nutrient	110,809	95,681	530,334	537,922
Rail	32,022	47,523	117,733	132,488
Turf & Specialty	22,631	27,624	109,269	117,955
Retail	32,706	31,329	101,837	103,332
Total	$952,927	$1,181,374	$3,268,303	$4,020,308

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Inter-segment sales
Grain	$894	$—	$4,256	$333
Plant Nutrient	3,401	4,243	12,929	15,955
Rail	109	109	327	318
Turf & Specialty	392	516	2,033	1,869
Total	$4,796	$4,868	$19,545	$18,475

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest expense (income)
Grain	$1,723	$1,391	$7,203	$7,714
Ethanol	77	289	253	895
Plant Nutrient	1,017	746	2,748	2,461
Rail	1,821	1,220	5,381	4,162
Turf & Specialty	338	203	1,178	951
Retail	182	152	516	519
Other	(905)	1,347	(878)	(95)
Total	$4,253	$5,348	$16,401	$16,607

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Equity in earnings of affiliates, net
Grain	$10,190	$12,003	$20,541	$24,940
Ethanol	13,727	10,174	56,090	15,051
Total	$23,917	$22,177	$76,631	$39,991

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Other income (expense), net
Grain (a)	$(2,354)	$1,216	$16,967	$1,438
Ethanol	71	35	201	465
Plant Nutrient	2,617	320	3,193	459
Rail	792	5,031	2,289	6,679
Turf & Specialty	244	135	1,018	585
Retail	418	102	720	316
Other	(103)	766	706	1,681
Total	$1,685	$7,605	$25,094	$11,623
 (a) Increase in the nine months ended balances is related to gain on LTG partial share redemption. See Note 8. Related Party Transactions for details of the LTG gain in the first quarter of 2014.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Income (loss) before income taxes
Grain	$12,449	$14,323	$34,110	$24,675
Ethanol	21,253	10,904	74,981	23,984
Plant Nutrient	(129)	(1,643)	23,464	21,035
Rail	4,160	12,360	25,889	36,614
Turf & Specialty	(2,885)	(83)	488	6,113
Retail	(968)	(2,043)	(1,666)	(3,673)
Other	(6,804)	(6,309)	(23,595)	(12,563)
Noncontrolling interests	2,454	878	10,844	1,805
Total	$29,530	$28,387	$144,515	$97,990

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Identifiable assets
Grain	$713,352	$921,914	$784,869
Ethanol	257,194	229,797	207,530
Plant Nutrient	252,675	268,238	258,772
Rail	316,851	312,654	294,528
Turf & Specialty	84,212	89,939	71,600
Retail	46,108	44,910	51,465
Other	412,600	406,104	213,527
Total	$2,082,992	$2,273,556	$1,882,291

8. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
On January 22, 2014, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. At the time of redemption, the Company's interest in LTG reduced from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a book gain of $17.1 million ($10.7 million after tax). This gain was recorded in Other income, net for the nine months ended September 30, 2014.
In July 2013, the Company, along with Lansing Trade Group, LLC, established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company, for a purchase price of $152 million, which included an adjustment for excess working capital. The purchase price included $48 million in cash paid by the Company, $40 million in cash paid by LTG, and $64 million of third-party debt at Thompsons Limited. As part of the purchase, LTG also contributed a Canadian branch of its business to Thompsons Limited. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota. All major operating decisions of these joint ventures are made by their Board of Directors; the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and accounts for these investments under the equity method of accounting.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
The Andersons Albion Ethanol LLC (a)	$33,465	$40,194	$35,643
The Andersons Clymers Ethanol LLC (a)	51,692	44,418	37,695
The Andersons Marathon Ethanol LLC (a)	42,416	46,811	37,844
Lansing Trade Group, LLC (b)	72,560	106,028	100,071
Thompsons Limited (c)	53,125	49,833	47,477
Other	3,908	3,825	3,913
Total	$257,166	$291,109	$262,643
(a) LLCs investment balances are reduced by cash distributions made during 2014
(b) The decrease in LTG investment balance is driven by the sale of a portion of the Company's interest in LTG during the first quarter of 2014
 (c) Thompsons Limited and related U.S. operating company held by joint ventures
The Company holds a majority interest (66%) in The Andersons Ethanol Investment LLC (“TAEI”). This consolidated entity holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”). The noncontrolling interest in TAEI is attributed 34% of the gains and losses of TAME recorded by the Company in its equity in earnings of affiliates.
As part of the marketing agreements with the unconsolidated ethanol LLCs, the Company guarantees payment by the customer for distillers dried grains ("DDG") sales where the Company has identified the buyer, which would be the Company's maximum exposure. In September 2014, it was determined that a customer's contracts were in default due to DDG import issues in China and the Company recorded a guarantee liability of $3.3 million within the Grain Group. As the Company has not experienced historical losses and the remaining DDG receivable balances greater than 30 days past due is immaterial, the fair values of the related guarantees are inconsequential at September 30, 2014, December 31, 2013, and September 30, 2013. See Note 8 in the Company’s 2013 Form 10-K for an additional description of the marketing agreements.

The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at September 30, 2014	Three months ended September 30,		Nine months ended September 30,
(in thousands)		2014	2013	2014	2013
The Andersons Albion Ethanol LLC	53%	$4,566	$3,711	$16,165	$5,627
The Andersons Clymers Ethanol LLC	38%	4,564	3,437	16,819	4,576
The Andersons Marathon Ethanol LLC	50%	4,596	3,026	23,106	4,848
Lansing Trade Group, LLC	40% (a)	10,016	12,391	17,130	25,255
Thompsons Limited (b)	50%	68	(722)	3,154	(722)
Other	5%-23%	107	334	257	407
Total		$23,917	$22,177	$76,631	$39,991
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1.5%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates, excluding proceeds on sale of investments of affiliates, were $31.0 million and $96.9 million for the three and nine months ended September 30, 2014.
In the third quarter of 2013, LTG qualified as a significant subsidiary of the Company under the income test. The following table presents the required summarized unaudited financial information of this investment for the three and nine months ended September 30, 2014 and 2013:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$1,840,847	$2,206,433	$6,202,432	$6,828,076
Gross profit	65,994	64,095	142,263	143,608
Income before income taxes	28,509	27,321	51,875	54,122
Net income	25,634	25,496	44,149	52,490
Net income attributable to LTG	24,976	25,211	41,580	51,823
Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation preference, redemption and conversion rights. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of September 30, 2014 was $15.0 million. See Footnote 9 for additional discussion on the change in the investment value.
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
The Company’s current maximum exposure to loss related to IANR is $22.0 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $7.0 million. The Company does not have any obligations or commitments to provide additional financial support to IANR.

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Sales revenues	$247,451	$316,154	$766,553	$985,618
Service fee revenues (a)	5,732	5,746	17,573	17,360
Purchases of product	140,843	190,009	465,459	535,068
Lease income (b)	1,426	1,590	4,686	4,661
Labor and benefits reimbursement (c)	2,804	2,682	8,603	7,948
Other expenses (d)	301	325	1,025	1,078
Accounts receivable at September 30 (e)	21,407	19,736
Accounts payable at September 30 (f)	21,911	16,163

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the quarters ended September 30, 2014 and 2013, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $131.7 million and $155.9 million, respectively. For the nine months ended September 30, 2014 and 2013, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $444.2 million and $464.5 million, respectively. For the quarters ended September 30, 2014 and 2013, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $93.0 million and $179.1 million, respectively. For the nine months ended September 30, 2014 and 2013, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $368.3 million and $584.3 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013 was $24.6 million, $8.9 million and $14.2 million, respectively. The fair value of derivative contract liabilities with related parties for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013 was $18.9 million, $1.2 million and $3.3 million, respectively.

9. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014, December 31, 2013 and September 30, 2013:

(in thousands)	September 30, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$85,663	$—	$—	$85,663
Restricted cash	173	—	—	173
Commodity derivatives, net (a)	32,606	(159,295)	—	(126,689)
Convertible preferred securities (b)	—	—	15,000	15,000
Other assets and liabilities (c)	10,671	(1,636)	—	9,035
Total	$129,113	$(160,931)	$15,000	$(16,818)

(in thousands)	December 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$97,751	$—	$—	$97,751
Restricted cash	408	—	—	408
Commodity derivatives, net (a)	50,777	(49,810)	—	967
Convertible preferred securities (b)	—	—	25,720	25,720
Other assets and liabilities (c)	10,143	(159)	—	9,984
Total	$159,079	$(49,969)	$25,720	$134,830

(in thousands)	September 30, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$90,093	$—	$—	$90,093
Restricted cash	164	—	—	164
Commodity derivatives, net (a)	62,560	(55,035)	—	7,525
Convertible preferred securities (b)	—	—	17,710	17,710
Other assets and liabilities (c)	9,539	(1,045)	—	8,494
Total	$162,356	$(56,080)	$17,710	$123,986

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)	Included in other assets and liabilities are interest rate and foreign currency derivatives and swaptions (Level 2) and deferred compensation assets (Level 1)

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
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, the Company has concluded that “basis” is a Level 2 fair value input for purposes of the fair value disclosure requirements related to the commodity derivatives. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of its business, the Company does not view nonperformance risk to be a material input to fair value for these commodity contracts.
The Company’s convertible preferred securities are measured at fair value using a combination of the income and market approaches and have been classified as Level 3. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. On an annual basis, a comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	2014	2013
(in thousands)	Convertible preferred securities	Convertible preferred securities
Asset at January 1,	$25,720	$17,220
Unrealized gains (losses) included in other comprehensive income (a)	(5,190)	490
Asset at March 31,	20,530	17,710
Unrealized gains (losses) included in other comprehensive income (a)	(3,580)	—
Asset at June 30,	16,950	17,710
Unrealized gains (losses) included in other comprehensive income	(1,950)	—
Asset at September 30,	$15,000	$17,710
(a) The decrease in value from year end is due primarily to reductions in forecasted traffic on the railroad

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2014, December 31, 2013 and September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)				Range
	Fair Value as of September 30, 2014	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$15,000	Market Approach	EBITDA Multiples	7.08	10.02	8.35
		Income Approach	Discount Rate	14.5%	14.5%	14.5%

				Range
(in thousands)	Fair Value as of December 31, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$25,720	Market Approach	EBITDA Multiples	7.50	8.00	7.75
		Income Approach	Discount Rate	14.5%	14.5%	14.5%

				Range
(in thousands)	Fair Value as of September 30, 2013	Valuation Method	Unobservable Input	Low	High	Weighted Average
Convertible Preferred Securities	$17,710	Market Approach	EBITDA Multiples	5.50	7.00	6.60
		Income Approach	Discount Rate	17.0%	17.0%	17.0%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Fair value of long-term debt, including current maturities	$369,000	$429,723	$428,726
Fair value in excess of carrying value	2,795	2,512	3,476
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt
The Company is party to borrowing arrangements with a syndicate of banks. One such agreement was amended on March 4, 2014 and provides the Company with $850 million in line of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. The maturity date for the line of credit is March 2019. See Note 10 in the Company’s 2013 Form 10-K for an additional description of the remaining arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At September 30, 2014, the Company had a total of $847.1 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial and non-financial covenants as of September 30, 2014.
The Company’s short-term and long-term debt at September 30, 2014, December 31, 2013 and September 30, 2013 consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Short-term debt – non-recourse	$—	$—	$—
Short-term debt – recourse	451	—	—
Total short-term debt	$451	$—	$—
Current maturities of long-term debt – non-recourse	$—	$6,012	$3,277
Current maturities of long-term debt – recourse	76,757	45,986	40,955
Total current maturities of long-term debt	$76,757	$51,998	$44,232
Long-term debt, less current maturities – non-recourse	$—	$4,063	$8,223
Long-term debt, less current maturities – recourse	289,448	371,150	372,795
Total long-term debt, less current maturities	$289,448	$375,213	$381,018

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
The estimated range of loss for all outstanding claims that are considered reasonably possible of occurring is not material. The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of the grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the initial acquisition of the land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along the riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

12. Business Acquisitions

There were no business acquisitions completed through the third quarter of 2014. See Note 15. Subsequent Events for acquisitions completed in October 2014.

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
The goodwill recognized as a result of the Mile Rail acquisition is $4.2 million, which is fully deductible for tax purposes, and is included in the Rail segment. The goodwill relates to geography that is complimentary to the Rail Group's existing repair network and from its additional connections to several U.S. Class I railroads, from which the Company anticipates future growth and capacity to generate gross profit.
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
During the first quarter of 2013, the purchase price allocation for Green Plains Grain Company, which was acquired in the fourth quarter of 2012, was finalized. The measurement period adjustments to the purchase price allocation were the result of additional information obtained since the filing of the Form 10-K for the year ended December 31, 2012.
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
*weighted average number of years

13. Income Taxes

For the three months ended September 30, 2014, income tax expense of $10.3 million was provided at 34.7%. For the three months ended September 30, 2013, income tax expense of $10.3 million was provided at 36.5%. The lower 2014 effective tax rate is due primarily to the benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

For the nine months ended September 30, 2014, income tax expense of $49.8 million was provided at 34.5%. For the nine months ended September 30, 2013, income tax expense of $36.9 million was provided at a rate of 37.7%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

14. Accumulated Other Comprehensive Loss
The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2014				For the nine months ended September 30, 2014

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(506)	$2,399	$(28,916)	$(27,023)	$(637)	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	79	(1,214)	272	(863)	210	(6,676)	(69)	(6,535)
Amounts reclassified from accumulated other comprehensive loss	—	—	(85)	(85)	—	—	(255)	(255)
Net current-period other comprehensive income (loss)	79	(1,214)	187	(948)	210	(6,676)	(324)	(6,790)
Ending balance	$(427)	$1,185	$(28,729)	$(27,971)	$(427)	$1,185	$(28,729)	$(27,971)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2013				For the nine months ended September 30, 2013

(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(764)	$2,872	$(44,133)	$(42,025)	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	56	—	468	524	194	303	3,551	4,048
Amounts reclassified from accumulated other comprehensive loss	—	—	(85)	(85)	—	—	(255)	(255)
Net current-period other comprehensive income	56	—	383	439	194	303	3,296	3,793
Ending balance	$(708)	$2,872	$(43,750)	$(41,586)	$(708)	$2,872	$(43,750)	$(41,586)
(a) All amounts are net of tax. Amounts in parentheses indicates debits
The following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the three and nine months ended September 30, 2014 and 2013:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Tax expense	153	Tax expense
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Tax expense	153	Tax expense
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 6. Employee Benefit Plans footnote for additional details).

15. Subsequent Events

Acquisitions
On October 7, 2014, the Company purchased Auburn Bean and Grain, which included six grain and four agronomy assets. The Company acquired 100% of the outstanding shares of Auburn Bean and Grain, in related transactions valued at an aggregate $39.5 million, including $5.0 million in cash, and a stock for stock merger transaction for approximately 556 thousand unregistered shares of the Company's common stock. Separately, the Company paid $20.4 million in cash for certain facilities previously leased by Auburn Bean and Grain. Simultaneous with the purchase of the Sellers' shares the Company assumed long term debt, principally in the form of a senior secured term loan, in the amount of approximately $11.5 million. The purchase provides combined grain storage capacity of approximately : 18.1 million bushels, 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient capacity. In addition to the increased capacity, the acquisition enhances the Company's presence in Michigan, which is a core geographic state, and includes rail interchange agreements already in place with all of the eastern U.S. Class I railroads.

The Company also acquired substantially all of the assets of two San Antonio, Texas-based, food grade companies, United Grain LLC and Keller Grain, Inc. for a purchase price of $7.2 million plus an adjustment for excess working capital. The purchase of United Grain LLC was completed on October 14, 2014 and Keller Grain, Inc. on October 17, 2014. The facilities allow the Company continue to grow its food grade corn business, by expanding into a region that it does not currently have a presence and where there is a reliable source of food grade corn.

Due to the timing of the Auburn Bean and Grain, United Grain LLC and Keller Grain, Inc. acquisitions, the initial accounting and valuation work for the acquisitions was incomplete at the time these financial statements were issued. As such, other than the information noted above, the provisional balance sheet and purchase price allocation, along with the amount of goodwill acquired, the breakdown of each major class of assets acquired and liabilities assumed, contingent consideration arrangements, and the intangible asset details, were unknown and unable to be disclosed.

Pension Plan Termination
In October 2014, the Company started the process to terminate the Defined Benefit Pension Plan. The process is in the preliminary stages and the termination is expected to be completed by the end of 2015. The distribution of assets will occur through a lump sum payment option for participants and, for those who do not elect a lump sum payment, annuity contracts. Upon the distribution of assets, the projected benefit obligation will be removed from the balance sheet and the Company will recognize any unamortized net gain or loss included within accumulated other comprehensive income related to the defined benefit plan into current period earnings.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2013 Form 10-K, have not materially changed through the first three quarters of 2014.
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
Grain Group
Our Grain Group primarily operates grain elevators in various states in the U.S. Corn Belt. In addition to storage, merchandising and grain trading, Grain performs marketing, risk management, and corn origination services for its customers and affiliated ethanol production facilities. Grain is a significant investor in Lansing Trade Group, LLC (“LTG”), an established commodity trading, grain handling and merchandising business with operations throughout the country and with global trading/merchandising offices. On January 22, 2014, we entered into an agreement with LTG for a partial share redemption of our investment in LTG, reducing our interest at the time from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis.
Grain inventories on hand at September 30, 2014 were 53.8 million bushels, of which 2.0 million bushels were stored for others. This compares to 46.8 million bushels on hand at September 30, 2013, of which 4.7 million bushels were stored for others.
The third quarter results show improved space income, attributable to wheat basis appreciation. We were also able to capitalize on a short window of unprecedented bean basis premiums on the old crop prior to current year bean harvest. Crop conditions were good in the majority of our areas, leading to record yields. The harvest, however, has had a slow start due to unfavorable weather conditions. High yield expectations in conjunction with a late harvest, however, are likely to make harvest logistics a challenge and could delay shipments out of our facilities.
We have also completed several acquisitions during October 2014, the most significant was Auburn Bean and Grain, which includes six grain and four agronomy assets. The six grain locations will provide additional storage capacity of approximately 18.1 million bushels, enhancing our presence in Michigan, which is one of our core states. The agronomy assets will provide additional storage capacity of 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient and will be part of our Plant Nutrient Group. We also acquired a majority of the assets of two San Antonio, Texas-based, food grade grain companies, United Grain LLC and Keller Grain, Inc., as we continue to expand our food grade corn business.
Ethanol Group
Our Ethanol Group holds investments in four ethanol production facilities organized as separate limited liability companies, three are accounted for under the equity method (the "unconsolidated ethanol LLCs") and one is consolidated, The Andersons Denison Ethanol LLC. The Ethanol Group purchases and sells ethanol, offers facility operations, risk management, and ethanol and corn oil marketing to the ethanol plants it invests in and operates.

The third quarter reflects continued strong margins due to several key factors, including a drop in corn prices due to optimal growing conditions. While ethanol prices also fell during the quarter, the spread between corn and ethanol prices remained in strong positive alignment as ethanol export demand remained high. Much of the third quarter sales were hedged prior to the quarter and at higher margins than currently available in the spot market. Further, all four ethanol plants had scheduled maintenance shut-downs during the third quarter and have experienced increased production since the maintenance was performed. At this time, we have approximately 85 percent of the fourth quarter futures risk hedged. The majority of those hedges were placed in the second and third quarters, consistent with our strategy to lock-in reasonable forward returns when available in the market. Other hedges were added in the third quarter, consistent with our risk management strategy.
Ethanol volumes shipped for the three and nine months ended September 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ethanol (gallons shipped)	69,202	70,271	216,968	209,986
E-85 (gallons shipped)	8,113	7,875	20,913	18,223
Corn Oil (pounds shipped)	20,686	22,736	64,034	61,592
DDG (tons shipped)	41	42	123	132

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
Our Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients, pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Plant Nutrient Group provides warehousing, packaging and manufacturing services to basic producers and other distributors. The Group also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants and water treatment products. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 495,000 tons for dry nutrients and approximately 440,000 tons for liquid nutrients at September 30, 2014.
Fertilizer tons sold for the three and nine months ended September 30, 2014 and 2013 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales tons	285	229	1,335	1,221
Service tons	45	46	199	197
Total tons	330	275	1,534	1,418
Volume for the quarter was less than anticipated due to an overall weakening in the nutrient markets and uncertainty of corn acres in 2015. Rail performance was also problematic causing delays of certain products. We expect part of this volume shortage to shift to the fourth quarter as summer and early fall orders are still waiting to be filled. With a late harvest and the nutrient depletion caused by high yields, we expect good demand for the remainder of the year, barring additional transportation interruptions.
As noted previously, the purchase of Auburn Bean and Grain will provide four additional agronomy locations, with increased dry and liquid nutrient capacity.
Rail Group
Our Rail Group buys, sells, leases, rebuilds and repairs various types of used railcars and rail equipment. The Group also provides fleet management services to fleet owners. Rail has a diversified fleet of car types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars), locomotives and barges.

In the third quarter, Rail had gains on sales of railcars and related leases in the amount of $1.4 million compared to $2.8 million in the prior year. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2014 were 22,139 compared to 22,651 at September 30, 2013. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased to 89.9% from 86.2% for the quarters ended September 30, 2014 and 2013.
The Rail Group is focused on strategically growing the rail fleet and continues to look for opportunities to open new repair facilities and other adjacent business. We also anticipate future repair business related to mandated modification in the tank car industry.
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
Retail Group
Our Retail Group includes large retail stores operated as “The Andersons” and a specialty food market operated as “The Andersons Market”. It also operates a sales and service facility for outdoor power equipment. The retail concept is A Store Like no Other and the conventional retail stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories, as well as specialty foods, wine and indoor and outdoor garden centers.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Sales and merchandising revenues	$952,927	$1,181,374	$3,268,303	$4,020,308
Cost of sales and merchandising revenues	868,009	1,108,228	2,985,115	3,764,660
Gross profit	84,918	73,146	283,188	255,648
Operating, administrative and general expenses	76,737	69,193	223,997	192,665
Interest expense	4,253	5,348	16,401	16,607
Equity in earnings of affiliates, net	23,917	22,177	76,631	39,991
Other income, net	1,685	7,605	25,094	11,623
Income before income taxes	29,530	28,387	144,515	97,990
Income attributable to noncontrolling interests	2,454	878	10,844	1,805
Income before income taxes attributable to The Andersons, Inc.	$27,076	$27,509	$133,671	$96,185

Comparison of the three months ended September 30, 2014 with the three months ended September 30, 2013:
Grain Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$575,354	$765,833
Cost of sales and merchandising revenues	542,606	738,828
Gross profit	32,748	27,005
Operating, administrative and general expenses	26,414	24,518
Interest expense	1,723	1,391
Equity in earnings of affiliates, net	10,190	12,003
Other income (expense), net	(2,354)	1,216
Income before income taxes	12,447	14,315
Loss attributable to noncontrolling interest	(2)	(8)
Income before income taxes attributable to The Andersons, Inc.	$12,449	$14,323

Operating results for the Grain Group have decreased $1.9 million compared to the results of the same period last year. Sales and merchandising revenues decreased $190.5 million and primarily is the result of lower grain prices, with corn down almost 40 percent. Wheat and soybean revenues were also lower due to decreases in both price and volume. Cost of sales and merchandising revenues decreased $196.2 million compared to the third quarter of 2013 also driven by lower prices in corn and volume in wheat and soybeans. Gross profit is up $5.7 million over the third quarter of 2013 with most of the increase a result of higher space income, including basis appreciation in wheat. Basis is defined as the difference between cash price of a commodity in one of the Company's facilities and an exchange traded futures price.

Operating expenses increased $1.9 million compared to the same period in 2013, as a result of higher labor and benefit costs, including additional headcount and merit increases. Equity in earnings of affiliates decreased $1.8 million over the same period in 2013, due to lower operating results of LTG in the third quarter of 2014. Other income (expense) decreased $3.6 million of which, $3.3 million relates to a guarantee expense due to one customer's contracts in default.
Ethanol Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising and service fee revenues	$179,405	$213,384
Cost of sales and merchandising revenues	166,635	208,649
Gross profit	12,770	4,735
Operating, administrative and general expenses	2,782	2,865
Interest expense	77	289
Equity in earnings of affiliates, net	13,727	10,174
Other income, net	71	35
Income before income taxes	23,709	11,790
Income attributable to noncontrolling interests	2,456	886
Income before income taxes attributable to The Andersons, Inc.	$21,253	$10,904

Operating results for the Ethanol Group increased $10.3 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $34.0 million, as the average prices of ethanol and DDG decreased 11 percent and 25 percent, respectively. The $42.0 million decrease in cost of sales is due primarily to lower corn and ethanol prices. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol relative to corn value.

Equity in earnings of affiliates improved $3.6 million and relates to improved earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was favorably impacted by higher ethanol margins resulting from declining corn costs and higher demand for ethanol.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$110,809	$95,681
Cost of sales and merchandising revenues	96,875	82,128
Gross profit	13,934	13,553
Operating, administrative and general expenses	15,663	14,770
Interest expense	1,017	746
Other income, net	2,617	320
Loss before income taxes	$(129)	$(1,643)

Operating results for the Plant Nutrient Group improved $1.5 million from the same period last year. Sales and merchandising revenues increased $15.1 million due to an increase in sales volumes of almost 25 percent. The increase is partially offset by a six percent decrease in average price per ton sold, which followed the price of nutrients in the market. The increase in cost of sales and merchandising revenues follows that of revenues, which is a result of higher volumes and lower costs per ton sold. The lower cost per ton sold is comparable with the selling price decrease and reflective of the market. Gross margin increased slightly, reflecting the impact of the higher volumes and lower margins.

Operating expenses were up slightly from the same period in 2013, due to additional depreciation from recent capital projects. Other income increased $2.3 million due to the settlement of a legal claim during the quarter.
Rail Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$32,022	$47,523
Cost of sales and merchandising revenues	21,181	34,523
Gross profit	10,841	13,000
Operating, administrative and general expenses	5,652	4,451
Interest expense	1,821	1,220
Other income, net	792	5,031
Income before income taxes	$4,160	$12,360

Operating results for the Rail Group decreased by $8.2 million compared to the results from the same period last year. The $15.5 million decrease in revenues is due to an $18.1 million decrease in car sales, partially offset by an increase in revenues at the repair facilities of $2.3 million and a minor increase in lease revenues. Cost of sales and merchandising revenues decreased $13.3 million compared to the same period last year primarily as a result of a lower volume of car sales. Rail gross profit decreased by $2.2 million compared to the third quarter of 2014, as increased depreciation and freight expenses impacted margins on the leasing business.

Operating expenses increased $1.2 million quarter over quarter due to increased labor, benefits, and depreciation expenses from recent expansion in the repair business. Other income in the prior year includes a $3.5 million gain from the settlement of an early rail lease termination.

Turf & Specialty Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$22,631	$27,624
Cost of sales and merchandising revenues	17,325	21,216
Gross profit	5,306	6,408
Operating, administrative and general expenses	8,097	6,423
Interest expense	338	203
Other income, net	244	135
Loss before income taxes	$(2,885)	$(83)

Operating results for the Turf & Specialty Group decreased $2.8 million compared to results from the same period last year. Despite a 16 percent increase in average price per ton, sales and merchandising revenues decreased $5.0 million as volumes decreased almost 30 percent. Cost of sales and merchandising revenues decreased by $3.9 million. Both decreases are attributable to lost contract manufacturing sales, which typically realize higher selling prices and lower margins.

Operating expenses increased $1.7 million, most of which relates to labor and benefit costs and depreciation expense from recent acquisitions. There were no significant fluctuations in interest expense and other income quarter over quarter.
Retail Group

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$32,706	$31,329
Cost of sales and merchandising revenues	23,387	22,884
Gross profit	9,319	8,445
Operating, administrative and general expenses	10,523	10,438
Interest expense	182	152
Other income, net	418	102
Loss before income taxes	$(968)	$(2,043)

Operating results for the Retail Group improved $1.1 million over the third quarter 2013. The prior year results reflect additional costs of several store resets, which the Group was able to realize a benefit from in the current year.
Other

	Three months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	7,606	5,728
Interest expense (income)	(905)	1,347
Other income (expense), net	(103)	766
Loss before income taxes	$(6,804)	$(6,309)

The other operating loss not allocated to business segments increased slightly compared to the third quarter 2013. Operating expenses were higher in the third quarter of 2014 due to higher labor and benefit costs and additional ERP project expenses. Interest expense (income) improved $2.3 million over prior year primarily due to mark-to-market adjustments on interest rate derivative contracts and lower levels of borrowing in the current year. Other income (expense) decreased due to lower earnings on the deferred compensation plan.
Income Taxes
Income tax expense of $10.3 million was provided at 34.7%. In the third quarter of 2013, income tax expense of $10.3 million was provided at a rate of 36.5%. The lower 2014 effective tax rate is due primarily to the benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

The Company anticipates that its 2014 effective annual rate will be 34.2%. The Company’s actual 2013 effective tax rate was 36.0%. The lower effective rate for 2014 is due to increased benefits related to domestic production activities and the 2013 correction made with respect to the accounting for the OCI portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.
Comparison of the nine months ended September 30, 2014 with the nine months ended September 30, 2013:
Grain Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$1,814,517	$2,493,678
Cost of sales and merchandising revenues	1,736,852	2,419,731
Gross profit	77,665	73,947
Operating, administrative and general expenses	73,868	67,944
Interest expense	7,203	7,714
Equity in earnings of affiliates, net	20,541	24,940
Other income, net	16,967	1,438
Income before income taxes	34,102	24,667
Loss attributable to noncontrolling interest	(8)	(8)
Income before income taxes attributable to The Andersons, Inc.	$34,110	$24,675

Operating results for the Grain Group have improved $9.4 million compared to the results of the same period last year. Sales and merchandising revenues decreased $679.2 million and primarily is the result of lower grain prices, with corn down almost 40 percent. Wheat and soybean revenues were also lower due primarily to decreases in volume. These decreases were partially offset by higher oats volumes and prices. Cost of sales and merchandising revenues decreased $682.9 million, driven by lower prices in corn and volume in wheat and soybeans. Gross profit is up $3.7 million over the third quarter of 2013 with most of the increase a result of higher basis appreciation in wheat.

Operating expenses increased $5.9 million compared to prior year. The increase is a result of higher labor and benefit costs, including additional headcount, merit increases, and incentive compensation expense. Equity in earnings of affiliates decreased $4.4 million over prior year, primarily driven by a decreased ownership percentage of the investment in LTG and lower 2014 year-to-date operating results of LTG. This decrease was partially offset by earnings from our Thompsons Limited investment. Other income is higher in the current year due to a gain, net of deal costs, recognized from the partial share redemption in our investment in LTG of $17.1 million, partially offset by the $3.3 million charge from a guarantee expense on one customer's contracts in default.

Ethanol Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising and service fee revenues	$594,613	$634,933
Cost of sales and merchandising revenues	555,840	615,744
Gross profit	38,773	19,189
Operating, administrative and general expenses	8,978	8,013
Interest expense	253	895
Equity in earnings of affiliates, net	56,090	15,051
Other income, net	201	465
Income before income taxes	85,833	25,797
Income attributable to noncontrolling interests	10,852	1,813
Income before income taxes attributable to The Andersons, Inc.	$74,981	$23,984

Operating results for the Ethanol Group increased $51.0 million over the prior year. Sales and merchandising and service fee revenues decreased $40.3 million primarily due to a decrease in the average price per gallon of ethanol sold and price per ton of DDG sold, partially offset by an increase in volume for both. The decrease in cost of sales primarily is due to lower corn and ethanol prices. The increase in gross profit quarter over quarter is attributed to the increase in ethanol demand and the price of ethanol and DDG relative to corn value which contributed to more favorable margins.

Operating expenses increased slightly due to higher labor and incentive compensation expense in 2014. Equity in earnings of affiliates improved $41.0 million and relates to improved earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was impacted favorably by higher ethanol margins resulting from declining corn costs and strong demand for ethanol.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$530,334	$537,922
Cost of sales and merchandising revenues	461,592	473,219
Gross profit	68,742	64,703
Operating, administrative and general expenses	45,723	41,666
Interest expense	2,748	2,461
Other income, net	3,193	459
Loss before income taxes	$23,464	$21,035

Operating results for the Plant Nutrient Group increased $2.4 million from the same period last year. Sales and merchandising revenues decreased $7.6 million due to a 10 percent decrease in average price per ton sold, which followed the price of nutrients in the market. This decrease was partially offset by a nine percent increase in volume of sales tons. The decreases in cost of sales and merchandising revenues were driven by lower costs per ton sold, comparable with the selling price decrease and reflective of the market. The majority of the $4.0 million increase in gross profit relates to the increase in volume.

Operating expenses increased $4.1 million from the same period in 2013, due to increases in incentive compensation expense and additional depreciation from recent capital projects. The increase in other income is due to a $2.3 million settlement of a legal claim during the third quarter of 2014.

Rail Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$117,733	$132,488
Cost of sales and merchandising revenues	71,164	85,952
Gross profit	46,569	46,536
Operating, administrative and general expenses	17,588	12,439
Interest expense	5,381	4,162
Other income, net	2,289	6,679
Income before income taxes	$25,889	$36,614

Operating results for the Rail Group decreased by $10.7 million compared to the results from the same period last year. The $14.8 million decrease in revenues was driven by a $20.2 million decrease in car sales, offset by an increase in leasing revenues of $1.7 million and an increase in revenues at the repair facilities of $3.6 million. Cost of sales and merchandising revenues also decreased $14.8 million compared to the same period last year primarily as a result of a lower volume of car sales. Rail gross profit remained flat compared to prior year.

Operating expenses increased $5.1 million from the same period in 2013 primarily due to increased labor and benefits costs, and maintenance expense from recent expansion in the repair business. Interest expense increased $1.2 million due to higher fixed asset costs for leasing. Other income in the prior year, includes a $3.5 million gain from the settlement of an early rail lease termination.
Turf & Specialty Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$109,269	$117,955
Cost of sales and merchandising revenues	87,683	95,208
Gross profit	21,586	22,747
Operating, administrative and general expenses	20,938	16,268
Interest expense	1,178	951
Other income, net	1,018	585
Income before income taxes	$488	$6,113

Operating results for the Turf & Specialty Group decreased $5.6 million compared to results from the prior year. Sales and merchandising revenues decreased $8.7 million as volumes were down approximately 10 percent. Cost of sales and merchandising revenues decreased $7.5 million compared to the prior year, also due to lower volumes. As such, gross profit decreased $1.2 million. These decreases are attributable to lost contract manufacturing sales, which typically realize higher selling prices and lower margins.

Operating expenses increased $4.7 million. The largest drivers of this increase were labor and benefit costs, and depreciation expense due to recent acquisitions.

Retail Group

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$101,837	$103,332
Cost of sales and merchandising revenues	71,984	74,806
Gross profit	29,853	28,526
Operating, administrative and general expenses	31,723	31,996
Interest expense	516	519
Other income, net	720	316
Loss before income taxes	$(1,666)	$(3,673)

Operating results for the Retail Group improved $2.0 million from the same period last year. Sales and merchandising revenues decreased $1.5 million. The prior year sales and merchandising revenues includes $2.3 million from the Woodville store, which was closed in the first quarter of 2013. The average sale per customer remained consistent but we saw a decrease in customer count from prior year, caused, in part, by the weather conditions in the first quarter of 2014 and the closing of the Woodville store in the prior year. Cost of sales and merchandising revenues decreased $2.8 million also driven by lower customer counts. Despite lower volumes, gross profit increased due to the strong margins realized on work wear and in the deli. The prior year results also reflect additional costs of several store resets, which the Group was able to realize a benefit from in the current year.
Other

	Nine months ended September 30,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	25,179	14,339
Interest (income) expense	(878)	(95)
Other income, net	706	1,681
Loss before income taxes	$(23,595)	$(12,563)

The other operating loss not allocated to business segments increased $11.0 million compared to the prior year. Operating expenses were higher in 2014 due to higher labor and benefit costs, including performance based compensation accruals, and additional ERP project expenses.

Income Taxes
Income tax expense of $49.8 million was provided at 34.5%. In 2013, income tax expense of $36.9 million was provided at a rate of 37.7%. The higher 2013 effective tax rate was due primarily to a correction made with respect to the accounting for the other comprehensive income (“OCI”) portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy. The 2014 effective tax rate also reflects a benefit associated with income attributable to noncontrolling interests that does not increase tax expense.

The Company anticipates that its 2014 effective annual rate will be 34.2%. The Company’s actual 2013 effective tax rate was 36.0%. The lower effective rate for 2014 is due to increased benefits related to domestic production activities and the 2013 correction made with respect to the accounting for the OCI portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources
Working Capital
At September 30, 2014, we had working capital of $257.3 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2014	September 30, 2013	Variance
Current Assets:
Cash and cash equivalents	$326,946	$134,441	$192,505
Restricted cash	173	164	9
Accounts receivable, net	162,270	178,970	(16,700)
Inventories	396,464	429,017	(32,553)
Commodity derivative assets – current	126,396	105,390	21,006
Deferred income taxes	148	5,254	(5,106)
Other current assets	36,518	42,278	(5,760)
Total current assets	1,048,915	895,514	153,401
Current Liabilities:
Short-term debt	451	—	451
Accounts payable for grain	222,178	241,575	(19,397)
Other accounts payable	165,133	200,664	(35,531)
Customer prepayments and deferred revenue	27,246	23,974	3,272
Commodity derivative liabilities – current	229,265	88,234	141,031
Accrued expenses and other current liabilities	70,598	63,900	6,698
Current maturities of long-term debt	76,757	44,232	32,525
Total current liabilities	791,628	662,579	129,049
Working Capital	$257,287	$232,935	$24,352
In comparison to September 30, 2013, current assets increased primarily related to cash. See the discussion below on sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable are lower in the current year due to lower grain prices and decreased revenues in several of our business units. The decrease in inventory is also due to lower grain prices. Other current assets decreased in 2014 as we continue to use up the prepaid federal income tax balance that resulted from significant overpayments in 2013, and timing of amortization and payments on prepaid assets. Commodity derivative assets and liabilities have increased and reflect the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period. Current liabilities increased primarily due to increases in commodity derivative liabilities and current maturities of long-term debt. Current maturities of long-term debt increased due to the scheduled timing of payments of certain notes that are due within the next year. Offsetting this increase, are decreases in accounts payable for grain and other accounts payable. The decrease in accounts payable for grain is attributable to lower grain prices. The decrease in other accounts payable is the result of decreased nutrient purchases in Plant Nutrient, as the nutrient supply is tight, along with timing of payments.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $102.3 million and $129.0 million in the first nine months of 2014 and 2013, respectively. Increased net income and certain working capital changes, including decreases in inventory and commodity derivatives, and distributions from investments in affiliates provided significant cash. The ethanol LLCs made distributions throughout the year to us as a result of strong financial performance, and a portion of the proceeds received from LTG as part of the partial share redemption agreement was a distribution of earnings. The most significant uses of cash in both periods relate to the significant payout to farmers in January of each year and other accounts payable and accrued expenses.
We have made income tax payments, net of refunds, of $33.2 million through the third quarter of 2014. We expect to make payments totaling approximately $11.7 million for the remainder of 2014.

Investing Activities
Total capital spending for 2014 on property, plant and equipment in our base business, inclusive of information technology spending is expected to be approximately $80 million. In addition to spending on conventional property, plant and equipment, we expect to spend $72 million for the purchase of railcars, nonrailcar assets and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of $45 million. Through September 30, 2014, we invested $39.3 million in the purchase of additional railcars, which is partially offset by proceeds from sales of railcars of $30.9 million. Through September 30, 2013, we invested $71.6 million in the purchase of additional railcars, which was more than offset by proceeds from sales of $87.6 million. In the first quarter of 2014, we recognized a portion of the proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments. The prior year reflects our $49.2 million purchase of the Thompons Limited investment.
Financing Activities
Due to strong cash positions, our short-term borrowing in 2014 is significantly lower than the prior year. In 2013, we had a significant amount of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to borrowing arrangements with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $847.1 million remaining available for borrowing at September 30, 2014. Peak short-term borrowings to date were $270.6 million on April 2, 2014. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $0.1100 per common share for the dividends paid in January, April and July 2014, and $0.1067 per common share for the dividends paid in January, April, July and October 2013. On August 28, 2014, we declared a cash dividend of $0.11 per common share payable on October 22, 2014 to shareholders of record on October 1, 2014. During the first nine months, we granted approximately 156 thousand shares and share units to employees and directors under our equity-based compensation plans. During the first nine months of 2013, approximately 500 shares were issued under our equity-based compensation plans.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2014. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by railcar and ethanol plant assets.
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
Off-Balance Sheet Transactions
Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease railcars from financial intermediaries through sale-leaseback transactions, the majority of which involve operating sale leasebacks. Railcars we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell railcars or other long-term assets to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the railcar and non-railcar assets, we hold an option to purchase these assets at the end of the lease.

The following table describes our railcar and non-railcar asset positions at September 30, 2014:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	52
Owned-railcar assets leased to others	On balance sheet – non-current	14,570
Railcars leased from financial intermediaries	Off balance sheet	3,758
Railcars – non-recourse arrangements	Off balance sheet	3,713
Total Railcars		22,093
Locomotive assets leased to others	On balance sheet – non-current	42
Barge assets leased to others	On balance sheet – non-current	5
Locomotives leased from financial intermediaries	Off balance sheet	4
Locomotives – non-recourse arrangements	Off balance sheet	—
Total Non-railcars		51
In addition, we manage 376 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2014.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2014, the Company's disclosure controls and procedures were effective.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 7, 2014	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.