Form 10-K
period 2014-12-31
Andersons, Inc.
filed 2015-03-02
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $1,367.9 million as of June 30, 2014, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 28.8 million common shares outstanding, no par value, at February 17, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 2015.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company conducts business across North America in the grain, ethanol, plant nutrient and rail sectors. The Company also produces turf and cob products and has a consumer retailing presence.

Segment Descriptions

The Company's operations are classified into six reportable business segments: Grain, Ethanol, Rail, Plant Nutrient, Turf & Specialty, and Retail. Each of these segments is organized based upon the nature of products and services offered. See Note 7 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Grain Group

The Grain business primarily operates grain elevators in various states in the U.S. Corn Belt. Income is earned on grain bought and sold or “put thru” the elevator, grain that is purchased and conditioned for resale, and space income. Space income consists of appreciation or depreciation in the basis value of grain held and represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and grain stored for others upon which storage fees are earned. The Grain business also offers a number of unique grain marketing, risk management and corn origination services to its customers and affiliated ethanol facilities for which it collects fees.

The Company has a lease and marketing agreement with Cargill, Incorporated (“Cargill”) for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The lease of the Cargill-owned facilities covers approximately 5%, or 8.9 million bushels, of the Company's total storage space.

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are corn, soybeans and wheat. Approximately 90% of the grain bushels sold by the Company in 2014 were purchased by U.S. grain processors and feeders, and approximately 10% were exported. Most of the Company's exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Most grain shipments from our facilities are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where customers sell grain to the Company but have it delivered directly to the end user.

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

The Company's grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company has policies that provide key controls over its risk management practices. These policies include a description of the objectives of the programs and review of position limits by key management outside of the trading function on a daily basis along with other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors its counterparties on a regular basis for credit worthiness, defaults and non-delivery.

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

The Company owns 40% of the equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to the some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company, along with LTG, also established joint ventures and purchased a grain and food-bean handler and agronomy input provider with 12 locations across Ontario and Minnesota. These investments are accounted for under the equity method. The Company periodically enters into transactions with these joint ventures as disclosed in Note 8 of Item 8.

Ethanol Group

The Ethanol Group has ownership interests in four Limited Liability Companies (“the ethanol LLCs” or “LLCs”). Each of the LLCs owns an ethanol plant that is operated by the Company's Ethanol Group. The plants are located in Iowa, Indiana, Michigan, and Ohio and have combined nameplate capacity of 330 million gallons of ethanol. The Group purchases and sells ethanol, offers facility operations, risk management, and ethanol and corn oil marketing services to the ethanol plants it invests in and operates.
The Company holds a majority interest (85%) in The Andersons Denison Ethanol LLC ("TADE"), which is a consolidated entity that was acquired on May 1, 2012. The Company holds a 53% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI. All operating ethanol LLC investments, except TADE, are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index and is accounted for on a gross basis. Additionally, the Company has entered into agreements with each of the unconsolidated LLCs under which it has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the Company receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases 100% of the ethanol produced by TAAE, TACE and TADE and 50% of the ethanol produced by TAME at the same price it will resell the ethanol to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers. Under the distillers dried grains ("DDG") and corn oil marketing agreements, the Company markets the DDG and corn oil and receives a fee on units sold.

Plant Nutrient Group

The Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients, and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Group provides warehousing, packaging and manufacturing services to basic nutrient producers and other distributors. The Group also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, and water treatment and dust abatement products.

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

Wholesale Nutrients - The Wholesale Nutrients business manufactures, stores, and distributes dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur.

Farm Centers - The Farm Centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmers.

Rail Group

The Company's Rail Group leases, repairs, and sells various types of railcars, locomotives and barges. In addition, the Rail Group offers fleet management services to private railcar owners. The Rail Group is also an investor in the short-line railroad, Iowa Northern Railway Company (“IANR”).

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, tank cars and pressure differential cars), locomotives and barges serving a broad customer base. The Company operates in both the new and used car markets, allowing the Company to diversify its fleet both in terms of car types, industries and age of cars, as well as repairing and refurbishing used cars for specific markets and customers.

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets, but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. We are under contract to provide maintenance services for many of the Rail Group assets that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar, locomotive and barge positions at December 31, 2014.

In the case of our off-balance sheet Rail Group assets, the Company's risk management philosophy is to match-fund the lease commitments where possible. Match-funding (in relation to lease transactions) means matching the terms of the financial intermediary funding arrangement with the lease terms of the customer where the Company is both lessee and sublessor. If the Company is unable to match-fund, it will attempt to get an early buyout provision within the funding arrangement to match the underlying customer lease. The Company does not attempt to match-fund lease commitments for Rail Group assets that are on our balance sheet.

Competition for marketing and fleet maintenance services is based primarily on price, service ability, and access to both used equipment and third-party financing. Repair facility competition is based primarily on price, quality and location.

Turf & Specialty Group

The Turf & Specialty Group produces granular fertilizer and control products for the turf and ornamental markets. It also produces private label fertilizer and control products, and a variety of corncob-based products.

Cob Products - Corncob-based products are manufactured for a variety of uses including laboratory animal bedding and private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. The products are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.

Turf Products - Proprietary professional turf care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also produces and sells fertilizer and control products for “do-it-yourself” application, to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers and performs contract manufacturing of fertilizer and control products.

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

Retail Group

The Company's Retail Group includes large retail stores operated as “The Andersons,” which are located in the Columbus and Toledo, Ohio markets. The retail concept is A Store Like No Other and the stores focus on providing significant product breadth with offerings in home improvement and other mass merchandise categories as well as specialty foods, wine and indoor and outdoor garden centers. Each store has 100,000 square feet or more of in-store display space plus 40,000 or more square feet of outdoor garden center space, and features do-it-yourself clinics, special promotions and varying merchandise displays. The Company also operates a specialty food store operated as “The Andersons Market”™ located in the Toledo, Ohio market area. The specialty food store concept has product offerings with a strong emphasis on “freshness” that features produce, deli and bakery items, fresh meats, specialty and conventional dry goods and wine. The majority of the Company's non-perishable merchandise is received at a distribution center located in Maumee, Ohio. The Company also operates a sales and service facility for outdoor power equipment near one of its retail stores.

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

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2014, the Company had 2,214 full-time and 1,131 part-time or seasonal employees.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2014.

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

Corn - The principal raw material the ethanol LLCs use to produce ethanol and co-products is corn. As a result, changes in the price of corn in the absence of a corresponding increase in petroleum based fuel prices will decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our share of the ethanol LLCs results. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

Grains - While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis component of our grain inventory and contracts. (Basis is defined as the difference between the cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large grain position can significantly impact the profitability of the Grain business.

Our futures, options and over-the-counter contracts are subject to margin calls. If there are large movements in the commodities market, we could be required to post significant levels of margin, which would impact our liquidity. There is no assurance that the efforts we have taken to mitigate the impact of the volatility of the prices of commodities upon which we rely will be successful and any sudden change in the price of these commodities could have an adverse effect on our business and results of operations.

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

Gasoline and oil - In addition, we market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and oil and our future results of operations and financial position may be adversely affected if gasoline and oil demand or price changes.

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

A significant part of our operations is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. We cannot assure that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. We are also exposed to residual risk because some of the facilities and land which we have acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

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

The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations have imposed additional regulatory tasks which took effect in 2014, although the full burden of the Act is not yet fully-known as regulatory rule making is not yet completed. These efforts to change the regulation of financial markets may subject users of derivatives to extensive oversight and regulation by the Commodities Futures Trading Commission (CFTC). Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. New federal regulations have come into effect, while other anticipated regulations, studies and reports, including the regulation of swaps and derivatives, are still in the process of being finalized and adopted and we will continue to monitor these developments. Any of these matters could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Rail - Our Rail business is subject to regulation by the American Association of Railroads and the Federal Railroad Administration. These agencies regulate rail operations with respect to health and safety matters. New regulatory rulings could negatively impact financial results through higher maintenance costs or reduced economic value of railcar assets.

The Rail business is also subject to risks associated with the demands and restrictions of the Class I railroads, a group of rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail business and it can increase maintenance costs. In addition, a shift in the railroads' strategy to investing in new rail cars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However, a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.

Similarly, our marine assets and operations are subject to rules and regulations relating to safety, citizenship, emissions, ballast discharges, and other environmental and operational matters enforced by various federal and state agencies, including the Maritime Administration of the U.S. Department of Transportation, the U.S. Coast Guard, and the U.S. Environmental Protection Agency (“EPA”). If we fail to comply with these rules and regulations, we could be prohibited from operating or leasing marine assets in the U.S. market, and under certain circumstances, could incur severe fines and penalties, including potential limitations on operations or forfeitures of assets.

Plant Nutrient and Turf & Specialty - Our Plant Nutrient and Turf & Specialty businesses manufacture certain agricultural nutrients and use potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease and our profit margins would suffer.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Grain and Ethanol businesses, there is the risk that the quality of our grain inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our grain were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our rail repair business, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete. In addition, in our Turf & Specialty business, we build substantial amounts of inventory in advance of the season to prepare for customer demand. If we were to forecast our customer demand incorrectly, we could build up excess inventory which could cause the value of our inventory to decrease.

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

We currently have investments in numerous limited liability companies. By operating a business through this arrangement, we do not have control over operating decisions as we would if we owned the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors, who may not always be in agreement with our ideas.

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

Our business involves considerable safety risks. Significant unexpected costs and liabilities would have an adverse effect on our profitability and overall financial position.

Due to the nature of some of the businesses in which we operate, we are exposed to significant operational hazards such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline and tank ruptures, chemical spills or run-off, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. If grain dust were to explode at one of our elevators or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk.

The Company's information technology systems may impose limitations or failures, or may face external threats, which may affect the Company's ability to conduct its business.

The Company's information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, human resources and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events or power outages, and the Company's business continuity plans do not effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company's revenues and operating results. Our security measures may also be breached due to employee error, malfeasance, or otherwise. In addition, although the systems has been refreshed periodically, portions of the infrastructure are outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.
Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information in order to gain access to our data or our users' data. As a response, the Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company data or accounts. On an annual basis, these technologies and processes that relate to credit card information are reviewed by a third-party Payment Card Industry qualified security assessor. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. We cannot assure our ability to prevent, repel or mitigate the effects of such an attack by outside parties. The Company relies on third parties to maintain and process certain information which could be subject to breach or unauthorized access to Company or employee information. Any such breach or unauthorized access could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business.
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

Item 2. Properties

The Company's principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Florida	—	3	22
Illinois	13,389	58	11
Indiana	24,635	148	139
Iowa	20,346	10	22
Michigan	34,394	70	47
Minnesota	—	—	52
Nebraska	13,107	—	—
Ohio	41,623	189	64
Puerto Rico	—	—	10
Tennessee	13,378	—	—
Texas	1,547	—	—
Wisconsin	—	29	77
	162,419	507	444

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 89% of the total storage capacity is owned, while the remaining 11% of the total capacity is leased from third parties.

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
(1) Facility leased

The leases for the retail store and distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.3 million for 2015. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

The Company owns an ethanol facility in Denison, Iowa with a nameplate capacity of 55 million gallons.. The Company owns lawn fertilizer production facilities in Maumee, Ohio, Bowling Green, Ohio, Montgomery, Alabama, and Mocksville, North

Carolina. It also owns a corncob processing and storage facility in Delphi, Indiana and two cob facilities located in Central Illinois. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio. The Company operates 19 railcar repair facilities and one fabrication shop throughout the country, primarily in the Midwest, South, and West.

The Company also owns an auto service center that is leased to its former venture partner. The Company's administrative office building is leased under a net lease expiring in 2016. The Company currently has an option to purchase 55 acres of land to be used for a new administrative office building. The Company owns approximately 2,029 acres of land on which the above properties and facilities are located and approximately 411 acres of farmland and land held for sale or future use.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of March 2, 2015) are presented in the table below.

Name	Position	Age	Year Assumed

Dennis J. Addis	President, Grain Group President, Plant Nutrient Group	62	2012 2000
Daniel T. Anderson	President, Retail Group President, Retail Group and Vice President, Corporate Operations Services President, Retail Group	59	2015 2009 1996
Michael J. Anderson	Chairman and Chief Executive Officer	63	1999
Naran U. Burchinow	Vice President, General Counsel and Secretary	61	2005
James C. Burmeister	Vice President, Finance and Treasurer Vice President of Finance, Roofing and Asphalt Business (Owens-Corning) Vice President, Internal Audit (Owens-Corning) Vice President, Finance Operations (Owens-Corning)	47	2015 2013 2011 2008
Arthur D. DePompei	Vice President, Human Resources	61	2008
John Granato	Chief Financial Officer Principal - Finance & Operations (Global Infrastructure Partners)	49	2012 2009
Neill McKinstray	President, Ethanol Group Vice President & General Manager, Ethanol Division	62	2012 2005
Harold M. Reed	Chief Operating Officer President, Grain & Ethanol Group	58	2012 2000
Anne G. Rex	Vice President, Corporate Controller Assistant Controller	50	2012 2002
Rasesh H. Shah	President, Rail Group	60	1999
Tamara S. Sparks	Vice President, Corporate Business /Financial Analysis Internal Audit Manager	46	2007 1999
Thomas L. Waggoner	Vice President, Marketing and Operations Services President, Turf & Specialty Group	60	2015 2005
William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	57	2012 2008

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE.” On February 18, 2014, the Company effected a three-for-two stock split to its outstanding shares as of January 21, 2014. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split. On February 6, 2015, the closing price for the Company's Common Shares was $47.25 per share.

Shareholders

At February 17, 2015, there were approximately 28.8 million common shares outstanding, 1,357 shareholders of record and approximately 13,888 shareholders for whom security firms acted as nominees.

The following table sets forth the high and low bid prices for the Company's Common Shares, retroactively effected for the stock split, for the four fiscal quarters in each of 2014 and 2013.

	2014		2013
	High	Low	High	Low
Quarter Ended
March 31	$59.26	$51.63	$35.68	$28.79
June 30	$64.50	$45.18	$36.67	$33.55
September 30	$69.38	$52.47	$47.11	$35.72
December 31	$63.73	$50.15	$61.55	$45.72

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2013 to January 2015, retroactively effected for the stock split, are as follows:

Payment Date	Amount
1/23/2013	$0.1067
4/22/2013	$0.1067
7/22/2013	$0.1067
10/22/2013	$0.1067
1/23/2014	$0.1100
4/22/2014	$0.1100
7/22/2014	$0.1100
10/22/2014	$0.1100
1/23/2015	$0.1400

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2014 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	556,505 (1)	$35.34	1,996,939 (2)
Equity compensation plans not approved by security holders	—	—	—

(1)
This number includes 51,579 Share Only Share Appreciation Rights (“SOSARs”), 329,391 performance share units and 175,535 restricted shares outstanding under The Andersons, Inc. 2005 Long-Term Performance Compensation Plan. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)
This number includes 247,869 Common Shares available to be purchased under the Employee Share Purchase Plan. This number does not include 519,017 outstanding shares under The Andersons, Inc. 20015 Long-term Performance Compensation Plan that will not be issued

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1996, the Company's Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 4.2 million authorized shares in 2001. The Company purchased 3.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.5 million shares of common stock. The Company repurchased 0.3 million shares under this repurchase program. This resolution was superseded by the Board in October 2014, with a resolution authorizing the repurchase of shares at a value not to exceed $50.0 million. In December 2014, the Company repurchased approximately 17 thousand shares.

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
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2009 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2009	2010	2011	2012	2013	2014
The Andersons, Inc.	$100.00	$142.29	$172.86	$172.32	$361.97	$326.27
NASDAQ U.S.	100.00	118.02	117.04	137.47	192.62	221.02
Peer Group Index	100.00	114.49	111.05	141.27	191.67	248.28

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2014 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)	For the years ended December 31,
	2014	2013	2012	2011	2010
Operating results
Sales and merchandising revenues (a)	$4,540,071	$5,604,574	$5,272,010	$4,576,331	$3,393,791
Gross profit	397,139	365,225	358,005	352,852	281,679
Equity in earnings of affiliates	96,523	68,705	16,487	41,450	26,007
Other income, net (b)	31,125	14,876	14,725	7,922	11,652
Net income	122,645	95,702	75,565	96,825	64,881
Net income attributable to The Andersons, Inc.	109,726	89,939	79,480	95,106	64,662

Financial position
Total assets	2,364,692	2,273,556	2,182,304	1,734,123	1,699,390
Working capital	226,741	229,451	304,346	312,971	301,815
Long-term debt (c)	298,638	371,150	407,176	238,088	263,675
Long-term debt, non-recourse (c)	—	4,063	20,067	797	13,150
Total equity	824,049	724,421	611,445	538,842	464,559

Cash flows / liquidity
Cash flows from (used in) operations	(10,071)	337,188	328,482	290,265	(239,285)
Depreciation and amortization	62,005	55,307	48,977	40,837	38,913
Cash invested in acquisitions (d)	(20,037)	(15,252)	(220,257)	(2,365)	(39,293)
Investment in affiliates (e)	(238)	(49,251)	—	(121)	(395)
Investments in property, plant and equipment	(59,675)	(46,786)	(69,274)	(44,162)	(30,897)
Net proceeds from (investment in) Rail Group assets (f)	(57,968)	4,648	(20,397)	(33,763)	1,748
EBITDA (g)	254,992	219,917	195,180	212,252	162,702

Per share data (h)
Net income - basic	3.85	3.20	2.85	3.42	2.34
Net income - diluted	3.84	3.18	2.82	3.39	2.32
Dividends paid	0.4700	0.4300	0.4000	0.2933	0.2383
Year-end market value	53.14	59.45	28.60	29.11	24.23

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	15.6%	15.1%	15.2%	21.1%	16.4%
Funded long-term debt to equity ratio (i)	0.4-to-1	0.5-to-1	0.7-to-1	0.4-to-1	0.6-to-1
Weighted average shares outstanding (000's)	28,367	27,986	27,784	27,686	27,534
Effective tax rate	33.4%	36.0%	37.1%	34.5%	37.7%
(a) Includes sales of $1,064.4 million in 2014, $1,333.2 million in 2013, $1,359.4 million in 2012, $1,385.4 million in 2011, $982.2 million in 2010 pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs.
(b) Includes $17.1 million for the gain on partial share redemption of the LTG investment in 2014.
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
(f) Represents the net of purchases of Rail Group assets offset by proceeds on sales of Rail Group assets.
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
(i) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Net income attributable to The Andersons, Inc.	$109,726	$89,939	$79,480	$95,106	$64,662
Add:
Provision for income taxes	61,501	53,811	44,568	51,053	39,262
Interest expense	21,760	20,860	22,155	25,256	19,865
Depreciation and amortization	62,005	55,307	48,977	40,837	38,913
EBITDA	254,992	219,917	195,180	212,252	162,702
Add/(subtract):
Provision for income taxes	(61,501)	(53,811)	(44,568)	(51,053)	(39,262)
Interest expense	(21,760)	(20,860)	(22,155)	(25,256)	(19,865)
Realized gains on Rail Group assets and related leases	(15,830)	(19,366)	(23,665)	(8,417)	(7,771)
Gain on sale of investments in affiliates	(17,055)	—	—	—	—
Deferred income taxes	21,815	40,374	16,503	5,473	12,205
Excess tax benefit from share-based payment arrangement	(1,806)	(1,001)	(162)	(307)	(876)
Equity in earnings of unconsolidated affiliates, net of distributions received	28,749	(50,953)	8,134	(23,591)	(17,594)
Noncontrolling interest in income (loss) of affiliates	12,919	5,763	(3,915)	1,719	219
Changes in working capital and other	(210,594)	217,125	203,130	179,445	(329,043)
Net cash provided by (used in) operations	$(10,071)	$337,188	$328,482	$290,265	$(239,285)

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

Grain Group
The Grain Group completed several acquisitions during the fourth quarter of 2014, the most significant was Auburn Bean and Grain, which included six grain and four agronomy assets. The six grain locations will provide additional storage capacity of approximately 18.1 million bushels, enhancing our presence in Michigan, which is one of our core states. The agronomy assets will provide additional storage capacity of 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient and will be part of our Plant Nutrient Group. We also acquired two San Antonio, Texas-based, food grade grain companies as we continue to expand our food grade corn business.
During the first quarter of 2014, we entered into an agreement with LTG for a partial share redemption of our investment in LTG. The transaction lowered our ownership stake in the company and resulted in a pre-tax gain of $17.1 million, net of deal costs.
Total grain storage capacity is approximately 162 million bushels as of December 31, 2014 compared to 139 million bushels at December 31, 2013. Grain inventories on hand at December 31, 2014 were 109.5 million bushels, of which 3.1 million bushels were stored for others. This compares to 96.9 million bushels on hand at December 31, 2013, of which 13.3 million bushels were stored for others.
Excluding the LTG gain noted above, 2014 results were adversely impacted by a number of one-time items primarily related to asset write-downs and impairments. The harvest was protracted in a number of states in which the Company does business, primarily due to weather conditions. As such space income improved over the prior year, but it was offset by higher expenses, lower margin on grain sales and lower trading profits. Further, the Iowa market has proved to be extremely competitive, reducing our ability to earn space income and leading to lower volumes and lower margins on volumes we do receive. Nearly 467 million bushels were shipped by our grain facilities during the year, an increase of 1%. The slight increase in volume primarily relates to the addition of the acquired locations in the fourth quarter of 2014.
Corn acres to be planted in 2015 are estimated to be 88 to 89 million acres, which is down two to three percent from 2014. Soybean acres to be planted are estimated to be approximately 85 million acres, which is similar to or slightly higher than 2014. Assuming trend yields in the areas the Company does business, this should create a good base for the Company's Grain Group in 2015. In 2015, our Grain Group will also continue its focus on integrating recent acquisitions, continued implementation of the new ERP system and enhancing risk management and grain marketing services.

Ethanol Group
The Ethanol Group was able to perform at record levels in 2014 due to strong margins realized by the ethanol LLCs. While the average price of ethanol decreased over the prior year, a significant drop in corn prices allowed the spread between corn and ethanol prices to remain in strong positive correlation as ethanol export demand remained high. Early 2015 ethanol margins are well below 2014 margins, and are expected to average lower for the full year. However, we believe margins will improve through 2015. Factors impacting current margins include lower crude price, greater ethanol production and marginally rising ethanol stocks. Higher gasoline demand, improved demand and prices for DDG in relation to corn price, an ample corn supply, and the potential for improved export demand as the year progresses could contribute to improved ethanol margins later in the year.
Volumes shipped for the year ended December 31, 2014 and 2013 were as follows:

	Twelve months ended December 31,
(in thousands)	2014	2013
Ethanol (gallons shipped)	293,410	288,134
E-85 (gallons shipped)	27,482	23,719
Corn Oil (pounds shipped)	85,480	85,100
DDG (tons shipped)	166	174
The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.

Plant Nutrient Group
While the Plant Nutrient Group experienced a slight increase in volumes for the year, the fourth quarter of 2014 saw a significantly lower volume compared to 2013 due to a late harvest, weather challenges, and logistical issues. If there is normal spring weather, we expect some of this volume to shift into the first half of 2015. Looking ahead, the anticipated acres to be planted creates a good environment for us to participate in as well.
As noted above, the Auburn Bean and Grain acquisition provided four additional agronomy locations, with increased dry and liquid nutrient capacity. Total storage capacity at our wholesale nutrient and farm center facilities was approximately 507 thousand tons for dry nutrients and approximately 444 thousand tons for liquid nutrients at December 31, 2014.
Fertilizer tons shipped (including sales and service tons) for the year ended December 31, 2014 and 2013 were as follows:

(in thousands)	Twelve months ended December 31,
	2014	2013
Sales tons	1,717	1,690
Service tons	251	248
Total tons	1,968	1,938
As announced during the fourth quarter of 2014, the Plant Nutrient Group will merge with the Turf & Specialty Group in 2015. We believe this merger will allow the groups to operate under a common strategy to better service our customers, boost growth opportunities and improve profitability.

Rail Group
The Rail Group experienced improved results from its base leasing business in 2014. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2014 were 22,716 compared to 22,700 at December 31, 2013. The average utilization rate (Rail Group assets under management that are in lease service, exclusive of those managed for third-party investors) is 89.5% for the year ended December 31, 2014 which is nearly 3.4% higher than prior year.
For the year ended December 31, 2014, Rail had gains on sales of Rail Group assets and related leases in the amount of $15.8 million compared to $19.4 million of gains on sales of Rail Group assets and related leases for the year ended December 31, 2013.
A focus of the Group in 2015 will be to strategically grow the rail fleet and continue to look for opportunities to open new repair facilities and other adjacent businesses. We also anticipate future repair business related to potential mandated modifications in the tank car industry.

Turf & Specialty Group
The Turf & Specialty Group had disappointing results in 2014. The turf business was negatively impacted early in the year by poor weather conditions that led to both production down-time and product delivery issues. The Cob business had significantly higher expenses this year as it invested in both electrical and operational improvements at certain locations and saw declining sales in both the fracking and cat litter product lines. However, we finished 2014 stronger than 2013 with much of improvement coming from the addition of the Mocksville, North Carolina facility which was acquired at the end of 2013. The Group has strategically built its inventories and is well-positioned to meet the demand in Spring of 2015.

Retail Group
The retail industry is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The Retail Group continues to work on new departments and products and reduce costs to maximize the profitability.

Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including our ERP project.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in Note 7 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2014	2013	2012
Sales and merchandising revenues	$4,540,071	$5,604,574	$5,272,010
Cost of sales and merchandising revenues	4,142,932	5,239,349	4,914,005
Gross profit	397,139	365,225	358,005
Operating, administrative and general expenses	318,881	278,433	246,929
Interest expense	21,760	20,860	22,155
Equity in earnings of affiliates	96,523	68,705	16,487
Other income, net	31,125	14,876	14,725
Income before income taxes	184,146	149,513	120,133
Income (loss) attributable to noncontrolling interests	12,919	5,763	(3,915)
Operating income	$171,227	$143,750	$124,048

Comparison of 2014 with 2013

Grain Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$2,682,038	$3,617,943
Cost of sales and merchandising revenues	2,550,909	3,499,426
Gross profit	131,129	118,517
Operating, administrative and general expenses	113,311	97,398
Interest expense	8,785	9,567
Equity in earnings of affiliates	27,643	33,122
Other income, net	21,450	2,120
Income before income taxes	58,126	46,794
Loss attributable to noncontrolling interests	(10)	(11)
Operating income	$58,136	$46,805

Operating results for the Grain Group increased $11.3 million compared to full year 2013 results. Sales and merchandising revenues decreased $936 million over 2013 and are almost entirely a result of a decrease in commodity prices. Total bushels shipped increased by one percent, but average commodity prices decreased almost 30 percent, including corn prices down 34 percent and soybean prices down 16 percent during the year. Cost of sales and merchandising revenues decreased $949 million following the decrease in average commodity prices. Gross profit increased $12.6 million due to increased space income. Most of the increase relates to wheat, but corn and beans also contributed to the increase.

Operating expenses were $15.9 million higher than 2013. Approximately half of the increase in operating expenses relates to labor and benefit costs, including growth and incentive compensation expense. A significant portion of the remaining increase relates to the three acquisitions completed in the fourth quarter and approximately $6.6 million of one-time items, primarily asset write-downs and impairments. Equity in earnings of affiliates decreased $5.5 million due to a decreased ownership percentage of the investment in LTG and lower 2014 operating results of LTG. This decrease was partially offset by an additional $5.0 million in earnings from our Thompsons Limited investment. Other income increased $19.3 million, of which is almost entirely due to the gain recognized from the partial share redemption in our investment of LTG.

Ethanol Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$765,939	$831,965
Cost of sales and merchandising revenues	717,882	799,453
Gross profit	48,057	32,512
Operating, administrative and general expenses	11,719	11,082
Interest expense	255	1,038
Equity in earnings of affiliates	68,880	35,583
Other income, net	223	399
Income before income taxes	105,186	56,374
Income attributable to noncontrolling interests	12,929	5,774
Operating income	$92,257	$50,600

Operating results for the Ethanol Group increased $41.7 million compared to full year 2013 results. Sales and merchandising and service fee revenues decreased $66 million, with 60 percent of the decrease related to ethanol sales. While ethanol gallons sold increased almost two percent, average ethanol prices decreased eight percent. DDG volumes remained flat but average price per ton decreased greater than 25 percent compared to the prior year. Cost of sales and merchandising revenues decreased $82 million following the decrease in average corn, ethanol, and DDG prices. Gross profit increased $15.5 million and is attributed to the increase in ethanol demand and the prices of ethanol and DDG relative to corn prices which contributed to more favorable margins.

Equity in earnings of affiliates increased $33.3 million from prior year and represents income from investments in three unconsolidated ethanol LLCs. Throughout the year, the ethanol facilities' performance improved due to higher ethanol margins resulting from the decreased corn costs and higher demand for ethanol. The increase in income attributable to noncontrolling interests increased due to stronger earnings at the ethanol facilities that have noncontrolling interest owners.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$668,124	$708,654
Cost of sales and merchandising revenues	580,505	621,972
Gross profit	87,619	86,682
Operating, administrative and general expenses	63,300	57,188
Interest expense	3,736	3,312
Other income, net	3,262	1,093
Operating income	$23,845	$27,275

Operating results for the Plant Nutrient Group decreased $3.4 million compared to full year 2013 results. Sales and merchandising revenues decreased $40.5 million due to a nine percent decrease in the average price per ton sold, which followed the price of nutrients in the market. Volumes were up less than two percent during the year, having little impact on the change in revenues. Cost of sales and merchandising revenues decreased $41.5 million, also primarily due to lower costs per ton sold, comparable with the selling price decrease and reflective of the market. This resulted in a marginal increase in gross profit for the year.

Operating expenses increased $6.1 million from the prior year, due to increases in labor expense and additional depreciation from the current year acquisition and other recent capital projects. Other income increased $2.2 million in 2014 and is due to the settlement of a legal claim during the third quarter of 2014.

Rail Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$148,954	$164,794
Cost of sales and merchandising revenues	89,192	105,930
Gross profit	59,762	58,864
Operating, administrative and general expenses	24,164	18,201
Interest expense	7,247	5,544
Other income, net	3,094	7,666
Operating income	$31,445	$42,785

Operating results for the Rail Group decreased $11.3 million compared to the full year 2013 results. Sales and merchandising revenues decreased $15.8 million. The decrease was driven by a decrease in car sales of $23.0 million, offset by a repairs and fabrication sales increase of $3.3 million and leasing revenues increase of $3.5 million. Cost of sales and merchandising revenues decreased $16.7 million, primarily as a result of lower car sales. As a result, Rail gross profit increased only slightly over the prior year.

Operating expenses increased by $6.0 million from prior year mainly due to higher labor and benefits costs, depreciation, and maintenance expense from recent expansion in the repair business. This increase includes $3.2 million of additional freight and maintenance expense incurred to move idle railcars into service. Interest expense increased $1.7 million due to the increase in financing costs for our increase in railcars owned. Other income decreased $4.6 million due to income from the settlement of two nonperforming railcar leases in 2013.

Turf & Specialty Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$134,209	$140,512
Cost of sales and merchandising revenues	104,889	111,223
Gross profit	29,320	29,289
Operating, administrative and general expenses	28,219	23,998
Interest expense	1,542	1,237
Other income, net	1,110	690
Operating income	$669	$4,744

Operating results for the Turf & Specialty Group decreased $4.1 million compared to full year 2013 results. Sales and merchandising revenues decreased $6.3 million due to a two percent decrease in volume and a four percent decrease in average price per ton in the lawn fertilizer business. Cost of sales and merchandising revenues also decreased $6.3 million due to a six percent decrease in average cost per ton in the lawn fertilizer business. Despite the decreases in volume and price, gross profit remained flat due to favorable product mix.

Operating expenses increased $4.2 million due to an increase in labor and benefit costs, and depreciation expense due to the impact of a full year of activity from the December 2013 acquisition.

Retail Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$140,807	$140,706
Cost of sales and merchandising revenues	99,555	101,345
Gross profit	41,252	39,361
Operating, administrative and general expenses	42,161	46,707
Interest expense	666	689
Other income, net	955	501
Operating loss	$(620)	$(7,534)

The operating results for the Retail Group improved $6.9 million compared to full year 2013 results. Sales and merchandising revenues remained flat, while cost of sales and merchandising revenues decreased $1.8 million due to favorable product mix. Despite lower volumes, gross profit increased $1.9 million primarily due to stronger margins realized in the workwear, deli, and seafood departments.

Operating expenses for the Group decreased $4.5 million due to lower costs attributable to the closing of the Woodville store in 2013 and the asset impairment charges in the amount of $3.9 million in the fourth quarter of 2013.

Other

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	36,007	23,859
Interest expense (income)	(471)	(527)
Equity in earnings of affiliates	—	—
Other income, net	1,031	2,407
Operating loss	$(34,505)	$(20,925)

The net corporate operating loss (costs not allocated back to the business units) increased $13.6 million to a loss of $34.5 million for 2014. Within operating expenses, the most significant increase was spending on the implementation of an ERP system, as the first phase of implementation began in the second quarter of 2014. As such, much of the post-implementation spend in the current year is expense in nature, while the prior year spend was dedicated to software development and was capital in nature. Stock compensation expense was higher in 2014 due to the 2013 grants not being granted until the fourth quarter. Labor and benefit costs were also higher in 2014 due to increased headcount.

Income Taxes
Income tax expense of $61.5 million was provided at 33.4%. In 2013, income tax expense of $53.8 million was provided at 36.0%. The decrease in the effective tax rate was due primarily to a $1.9 million increase in 2014 tax benefits related to the Domestic Production Activities Deduction, a $2.5 million increase in tax benefits related to income attributable to the noncontrolling interests that did not impact income tax expense, and the $1.4 million tax charge recorded in the first quarter of 2013 with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Comparison of 2013 with 2012

Grain Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$3,617,943	$3,293,632
Cost of sales and merchandising revenues	3,499,426	3,176,452
Gross profit	118,517	117,180
Operating, administrative and general expenses	97,398	73,037
Interest expense	9,567	12,174
Equity in earnings of affiliates	33,122	29,080
Other income, net	2,120	2,548
Income before income taxes	46,794	63,597
Loss attributable to noncontrolling interests	(11)	—
Operating income	$46,805	$63,597

Operating results for the Grain Group decreased $16.8 million compared to full year 2012 results. Sales and merchandising revenues increased $324.3 million over 2012 as a result of an increase in bushels shipped for all commodities (including newly acquired facilities) and was partially offset by a decrease in the average price per bushel sold for corn, wheat and soybeans. Cost of sales and merchandising revenues increased $323 million due to the higher volume of sales and merchandising revenues. Gross profit increased $1.3 million due to high volumes, partially offset by the reduced space income in 2013 as compared to the prior year.

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

Operating expenses increased $2.1 million primarily due to higher labor related expenses, including performance incentives and a full year of Denison plant expenses. Equity in earnings of affiliates increased $48.2 million from prior year and represents income from investments in three unconsolidated ethanol LLCs. Throughout the year, the LLCs performance improved due to higher ethanol margins resulting from the decreased corn costs and higher demand for ethanol. Income attributable to noncontrolling interests was impacted in a similar manner. There were no significant changes in interest expense or other income.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$708,654	$797,033
Cost of sales and merchandising revenues	621,972	698,781
Gross profit	86,682	98,252
Operating, administrative and general expenses	57,188	58,088
Interest expense	3,312	2,832
Equity in earnings of affiliates	—	5
Other income, net	1,093	1,917
Operating income	$27,275	$39,254

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

Operating results for the Rail Group were relatively consistent year over year. Revenues related to car sales increased $1.0 million, repairs and fabrication increased $3.9 million and leasing revenues increased $3.5 million. The increase in leasing revenues is attributable to higher lease rates, as well as having more cars in service, while the remaining increases were driven by higher volume of activity. Cost of sales and merchandising revenues increased $6.2 million as a result of higher volume of activity. Rail gross profit increased $2.1 million compared to prior year primarily due to higher gross profit in the leasing business which is attributed to favorable lease rates.

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

Other

	Year ended December 31,
(in thousands)	2013	2012
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	23,859	18,348
Interest income	(527)	(426)
Equity in earnings of affiliates	—	—
Other income, net	2,407	1,733
Operating loss	$(20,925)	$(16,189)

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

Income Taxes
Income tax expense of $53.8 million was provided at 36.0%. In 2012, income tax expense of $44.6 million was provided at 37.1%. The decrease in the effective tax rate was due primarily to a $0.9 million decrease in state and local income taxes and a $3.4 million tax decrease due to income attributable to the noncontrolling interests that did not impact income tax expense. These were partially offset by a $1.4 million tax charge recorded in the first quarter with respect to the accounting for the other comprehensive income portion of the Company’s retiree health care plan liability and the Medicare Part D subsidy.

Liquidity and Capital Resources

Working Capital

At December 31, 2014, the Company had working capital of $226.7 million, a decrease of $2.7 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2014	December 31, 2013	Variance
Current Assets:
Cash and cash equivalents	$114,704	$309,085	$(194,381)
Restricted cash	429	408	21
Accounts receivables, net	183,059	173,930	9,129
Inventories	795,655	614,923	180,732
Commodity derivative assets – current	92,771	71,319	21,452
Deferred income taxes	7,337	4,931	2,406
Other current assets	60,492	47,188	13,304
Total current assets	1,254,447	1,221,784	32,663
Current Liabilities:
Short-term debt	2,166	—	2,166
Accounts payable for grain	535,974	592,183	(56,209)
Other accounts payable	170,849	154,599	16,250
Customer prepayments and deferred revenue	99,617	59,304	40,313
Commodity derivative liabilities – current	64,075	63,954	121
Accrued expenses and other current liabilities	78,610	70,295	8,315
Current maturities of long-term debt	76,415	51,998	24,417
Total current liabilities	1,027,706	992,333	35,373
Working capital	$226,741	$229,451	$(2,710)

In comparison to the prior year, current assets slightly increased primarily as a result of higher inventory levels, commodity derivative assets, and other assets, offset by a significant decrease in cash. Much of the decrease in cash relates to a high level of cash margin calls at the end of 2014, fourth quarter Rail Group asset purchases, and lower levels of hold pay (grain we have purchased but not yet paid for). See the discussion below on additional sources and uses of cash for an understanding of the change in cash from prior year. Despite lower commodity prices, inventory increased $138 million in the Grain group due to the inventory added as part of the acquisitions, along with more bean and wheat bushels in inventory at the end of 2014. The Plant Nutrient group's inventory increased $31 million due to higher average inventory costs and increased inventory on hand, along with the inventory added for the agronomy portion of the fourth quarter acquisition. Commodity derivative assets and liabilities have increased and reflect the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period. Other current assets increased primarily due to higher advanced inventory purchases for our wholesale nutrient business.

Current liabilities increased primarily as a result of higher customer prepayments and deferred revenue, other accounts payable, and current maturities of debt, offset by lower accounts payable for grain. The increase in customer prepayments and deferred revenue relates primarily to Grain, including an increase of $27 million for prepayment of inventory contracted for future delivery. Plant Nutrient had an increase of $13 million in customer prepayments due to a late harvest shifting sales into early 2015. The increase in other accounts payable is due to higher non-grain inventory balances previously mentioned. Current maturities of long-term debt increased due to the scheduled timing of payments of certain notes that are due within the next year. Offsetting this increase is a decrease in grain payables and is attributed to lower commodity prices and the lower level of hold pay mentioned previously.

Sources and Uses of Cash

Operating Activities and Liquidity

Our operating activities used cash of $10.1 million in 2014 compared to cash provided by operations of $337.2 million in 2013. The significant change in operating cash flows in 2014 relates primarily to the changes in working capital, including inventory, commodity derivatives and accounts payable for grain, discussed above.

In 2014, the Company paid income taxes, net of refunds received, of $36.8 million compared to $5.3 million in 2013. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The increase in income taxes paid in 2014 from 2013 is primarily due to increased current income tax expense and reduced overpayments when compared to the prior year.

Investing Activities

Investing activities used $89.7 million in 2014 compared to $106.3 million used in 2013. The decrease in cash used for investing activities is driven by a decrease in cash paid (net of cash acquired) for acquisitions and investments, as well as significant amounts of investing proceeds from return of capital transactions. A large portion of the 2014 spending relates to purchases of Rail Group assets in the amount of $90.1 million. Purchases of Rail Group assets was only partially offset in the current year by proceeds from the sale of Rail Group assets in the amount of $32.1 million. Capital spending for 2014 on property, plant and equipment includes: Grain - $21.0 million; Ethanol - $2.3 million; Plant Nutrient - $18.4 million; Rail - $2.3 million; Turf & Specialty - $6.1 million; Retail - $1.2 million and $8.4 million in corporate / enterprise resource planning project spending.

We expect to spend approximately $120 million in 2015 on conventional property, plant and equipment which includes estimated 2015 capital spending for the project to replace current technology with an enterprise resource planning system and beginning construction on a new corporate headquarters building. An additional $132 million is estimated to be spent on the purchase and capitalized modifications of railcars and barges with related sales or financings of $107 million.

Financing Arrangements

Net cash used in financing activities was $94.6 million in 2014, compared to $60.1 million in 2013. The increase in cash used in 2014 was primarily driven by distributions made to noncontrolling interest owners and a decrease in proceeds from issuance of long-term debt.

We have significant amounts of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $878.1 million in borrowing capacity, including $28.1 million in non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $847.0 million remaining available for borrowing at December 31, 2014. Peak short-term borrowings to date were $270.6 million on April 2, 2014. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses.

We paid $12.5 million in dividends in 2014 compared to $12.0 million in 2013. We paid $0.1100 per common share for the dividends paid in January, April, July and October 2014, and $0.1067 per common share for the dividends paid in January, April, July and October 2013. On December 17, 2014, we declared a cash dividend of $0.1400 per common share, payable on January 23, 2015 to shareholders of record on January 2, 2015.

Proceeds from the sale of treasury shares to employees and directors were $1.5 million and $1.9 million for 2014 and 2013, respectively. During 2014, we issued approximately 156 thousand shares and share units to employees and directors under our equity-based compensation plans.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2014. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized ethanol plant assets.

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

We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseen future.

Sources and Uses of Cash 2013 compared to 2012

Operating Activities and Liquidity
Our operating activities provided cash of $337.2 million in 2013 compared to cash provided by operations of $328.5 million in 2012. The significant amount of operating cash flows in 2013 relates primarily to the changes in working capital discussed above along with strong earnings.

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

We paid $12.0 million in dividends in 2013 compared to $11.2 million in 2012. We paid $0.1000 per common share for the dividends paid in January, April, July and October 2012, and $0.1067 per common share for the dividends paid in January, April, July and October 2013. The dividends paid in January 2014 were $0.1100 per common share.

Proceeds from the sale of treasury shares to employees and directors were $1.9 million and $1.3 million for 2013 and 2012, respectively. During 2013, we issued approximately 111 thousand shares and share units to employees and directors under our equity-based compensation plans.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2014 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt	$76,064	$75,042	$68,831	$153,310	$373,247
Interest obligations (a)	14,875	27,428	16,161	26,820	85,284
Operating leases (b)	19,937	30,059	14,378	10,100	74,474
Purchase commitments (c)	1,297,992	103,817	39	—	1,401,848
Other long-term liabilities (d)	1,274	2,777	3,084	9,068	16,203
Total contractual cash obligations	$1,410,142	$239,123	$102,493	$199,298	$1,951,056
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2014 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 83% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $1,070 million for the purchase of grain from producers and $204 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(d) Other long-term liabilities include estimated obligations under our retiree healthcare programs. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2019 have considered recent payment trends and actuarial assumptions. We have not included pension contributions but see Note 6 for discussion of pension termination.

At December 31, 2014, we had standby letters of credit outstanding of $30.7 million, as well as $0.4 million that was outstanding on a non-recourse basis.

Off-Balance Sheet Transactions

Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. Rail Group assets we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell assets to a financial intermediary, and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the assets, we hold an option to purchase the assets at the end of the lease.

The following table describes our Rail Group asset positions at December 31, 2014.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	23
Owned-railcar assets leased to others	On balance sheet – non-current	15,494
Railcars leased from financial intermediaries	Off balance sheet	3,754
Railcars – non-recourse arrangements	Off balance sheet	3,380
Total Railcars		22,651
Locomotive assets leased to others	On balance sheet – non-current	41
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		45
Barge assets leased to others	On balance sheet – non-current	5
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		20

In addition, we manage approximately 376 railcars for third-party customers or owners for which we receive a fee.

We have future lease payment commitments aggregating $62.0 million for the Rail Group assets we lease from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. We utilize non-recourse arrangements where possible in order to minimize credit risk. Refer to Note 11 to the Company's Consolidated Financial Statements in Item 8 for more information on our leasing activities.

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

Grain Inventories and Commodity Derivative Contracts

Grain inventories are stated at their net realizable value, which approximates fair value less disposal costs. The Company marks to market all forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the CME (adjusted primarily for transportation costs); and the

Company's grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of sales and merchandising revenues in the statement of income.

Impairment of Long-Lived Assets and Equity Method Investments

The Company's business segments are each highly capital intensive and require significant investment in facilities and / or Rail Group assets. Fixed assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value.

We also annually review the balance of goodwill for impairment in the fourth quarter, using a combination of quantitative and qualitative analyses. Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. The quantitative review for impairment take into account our estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. Based on the strength of performance in certain groups with goodwill balances, a qualitative goodwill impairment assessment was performed for certain reporting units. Key factors considered in the qualitative assessment included, but were not limited to industry and market specific factors, the competitive environment, comparison of the prior-year actual results relative to budgeted performance, current financial performance, and managements forecast for future financial performance. These factors are discussed in more detail in Note 12, Goodwill and Intangible Assets.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2014	2013
Net commodity position	$(4,752)	$(455)
Market risk	(475)	(46)

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

	December 31,
(in thousands)	2014	2013
Fair value of long-term debt, including current maturities	$382,139	$426,246
Fair value in excess of carrying value	7,086	2,494
Market risk	5,809	6,298

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of The Andersons, Inc.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. accounts for under the equity method of accounting, for which The Andersons, Inc. financial statements reflects an investment of $78.7 million and $106 million as of December 31, 2014 and 2013, respectively, and equity in earnings of affiliates of $23.3 million, $31.2 million, and $28.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The consolidated financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded six grain and four agronomy locations from its assessment of internal control over financial reporting as of December 31, 2014 because these assets were acquired by the Company in a purchase business combination in the fourth quarter of 2014. We have also excluded the six grain and four agronomy locations from our audit of internal control over financial reporting. These six grain and four agronomy locations are wholly owned, and their total assets and total revenues represent 6.7% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
March 2, 2015

The Andersons, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Sales and merchandising revenues	$4,540,071	$5,604,574	$5,272,010
Cost of sales and merchandising revenues	4,142,932	5,239,349	4,914,005
Gross profit	397,139	365,225	358,005
Operating, administrative and general expenses	318,881	278,433	246,929
Interest expense	21,760	20,860	22,155
Other income:
Equity in earnings of affiliates, net	96,523	68,705	16,487
Other income, net	31,125	14,876	14,725
Income before income taxes	184,146	149,513	120,133
Income tax provision	61,501	53,811	44,568
Net income	122,645	95,702	75,565
Net income (loss) attributable to the noncontrolling interests	12,919	5,763	(3,915)
Net income attributable to The Andersons, Inc.	$109,726	$89,939	$79,480
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$3.85	$3.20	$2.85
Diluted earnings attributable to The Andersons, Inc. common shareholders	$3.84	$3.18	$2.82
Dividends paid	$0.4700	$0.4300	$0.4000
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$122,645	$95,702	$75,565
Other comprehensive income (loss), net of tax:
Change in estimated fair value of investment in debt securities (net of income tax of $4,685, $(3,208) and $1,162)	(7,735)	5,292	(1,978)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $12,866, $(10,439) and $699)	(21,243)	18,641	(563)
Foreign currency translation adjustments (net of income tax of $947)	(4,709)	—	—
Cash flow hedge activity (net of income tax of $(166), $(238) and $(66))	273	265	252
Other comprehensive income (loss)	(33,414)	24,198	(2,289)
Comprehensive income	89,231	119,900	73,276
Comprehensive income (loss) attributable to the noncontrolling interests	12,919	5,763	(3,915)
Comprehensive income attributable to The Andersons, Inc.	$76,312	$114,137	$77,191
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$114,704	$309,085
Restricted cash	429	408
Accounts receivable, less allowance for doubtful accounts of $4,644 in 2014; $4,992 in 2013	183,059	173,930
Inventories (Note 2)	795,655	614,923
Commodity derivative assets – current	92,771	71,319
Deferred income taxes	7,337	4,931
Other current assets	60,492	47,188
Total current assets	1,254,447	1,221,784
Other assets:
Commodity derivative assets – noncurrent	507	246
Goodwill	72,365	58,554
Other assets, net	59,162	59,456
Pension asset	—	14,328
Equity method investments	226,857	291,109
	358,891	423,693
Rail Group assets leased to others, net (Note 3)	297,747	240,621
Property, plant and equipment, net (Note 3)	453,607	387,458
Total assets	$2,364,692	$2,273,556

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Short-term debt	$2,166	$—
Accounts payable for grain	535,974	592,183
Other accounts payable	170,849	154,599
Customer prepayments and deferred revenue	99,617	59,304
Commodity derivative liabilities – current	64,075	63,954
Accrued expenses and other current liabilities	78,610	70,295
Current maturities of long-term debt (Note 10)	76,415	51,998
Total current liabilities	1,027,706	992,333
Other long-term liabilities	15,507	15,386
Commodity derivative liabilities – noncurrent	3,318	6,644
Employee benefit plan obligations	59,308	39,477
Long-term debt, less current maturities (Note 10)	298,638	375,213
Deferred income taxes	136,166	120,082
Total liabilities	1,540,643	1,549,135
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 29,353 shares issued in 2014; 28,797 shares issued in 2013)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	222,789	184,380
Treasury shares, at cost (390 in 2014; 607 in 2013)	(9,743)	(10,222)
Accumulated other comprehensive loss	(54,595)	(21,181)
Retained earnings	644,556	548,401
Total shareholders’ equity of The Andersons, Inc.	803,103	701,474
Noncontrolling interests	20,946	22,947
Total equity	824,049	724,421
Total liabilities and equity	$2,364,692	$2,273,556
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2014	2013	2012
Operating Activities
Net income	$122,645	$95,702	75,565
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,005	55,307	48,977
Bad debt expense	1,183	1,187	1,129
Cash distributions in excess of (less than) income of unconsolidated affiliates	28,749	(50,953)	8,134
Gain on sale of investments in affiliates	(17,055)	—	—
Gains on sales of Rail Group assets and related leases	(15,830)	(19,366)	(23,665)
Loss (gain) on sales of property, plant and equipment	2,079	633	(234)
Excess tax benefit from share-based payment arrangement	(1,806)	(1,001)	(162)
Deferred income taxes	21,815	40,374	16,503
Stock based compensation expense	8,581	4,339	3,990
Asset impairment charge	3,090	4,439	531
Other	(296)	(135)	(176)
Changes in operating assets and liabilities:
Accounts receivable	(1,703)	35,446	(21,737)
Inventories	(172,040)	162,443	122,428
Commodity derivatives	(27,652)	69,633	2,947
Other assets	(11,407)	(4,926)	(12,927)
Accounts payable for grain	(56,208)	9,530	101,265
Other accounts payable and accrued expenses	43,779	(65,464)	5,914
Net cash (used in) provided by operating activities	(10,071)	337,188	328,482
Investing Activities
Purchase of investments	—	—	(19,996)
Proceeds from redemption of investment	—	—	19,998
Acquisition of businesses, net of cash acquired	(20,037)	(15,252)	(220,257)
Purchases of Rail Group assets	(90,067)	(92,584)	(111,224)
Proceeds from sale of Rail Group assets	32,099	97,232	90,827
Purchases of property, plant and equipment	(59,675)	(46,786)	(69,274)
Proceeds from sale of property, plant and equipment	1,401	390	1,116
Proceeds from returns of investments in affiliates	46,800	—	—
Investments in affiliates	(238)	(49,251)	—
Change in restricted cash	(21)	(10)	18,253
Net cash used in investing activities	(89,738)	(106,261)	(290,557)
Financing Activities
Net change in short-term borrowings	—	(24,219)	(47,281)
Proceeds from issuance of long-term debt	3,405	68,003	275,346
Payments of long-term debt	(69,697)	(94,752)	(143,943)
(Distributions to) proceeds from noncontrolling interest owner	(14,920)	—	6,100
Proceeds from sale of treasury shares to employees and directors	1,509	1,939	1,322
Payments of debt issuance costs	(3,175)	(46)	(637)
Dividends paid	(12,485)	(11,986)	(11,166)
Excess tax benefit from share-based payment arrangement	1,806	1,001	162
Other	(1,015)	—	—
Net cash (used in) provided by financing activities	(94,572)	(60,060)	79,903
(Decrease) increase in cash and cash equivalents	(194,381)	170,867	117,828
Cash and cash equivalents at beginning of year	309,085	138,218	20,390
Cash and cash equivalents at end of year	$114,704	$309,085	$138,218

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2012	$96	$179,463	$(14,997)	$(43,090)	$402,523	$14,847	$538,842
Net income (loss)					79,480	(3,915)	75,565
Other comprehensive loss				(2,289)			(2,289)
Proceeds received from minority investor						6,100	6,100
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $710 (215 shares)		2,164	2,438				4,602
Dividends declared ($0.40 per common share)					(11,375)		(11,375)
Balance at December 31, 2012	96	181,627	(12,559)	(45,379)	470,628	17,032	611,445
Net income					89,939	5,763	95,702
Other comprehensive income				24,198			24,198
Proceeds received from noncontrolling interest owner						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,243 (224 shares)		2,698	2,337				5,035
Dividends declared ($0.43 per common share)					(12,111)		(12,111)
Performance share unit dividends equivalents		55			(55)		—
Balance at December 31, 2013	96	184,380	(10,222)	(21,181)	548,401	22,947	724,421
Net income					109,726	12,919	122,645
Other comprehensive loss				(33,414)			(33,414)
Cash distributions to noncontrolling interest						(14,920)	(14,920)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,485 (219 shares)		7,282	1,380				8,662
Purchase of treasury shares (17 shares)			(901)				(901)
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.47 per common share)					(13,436)		(13,436)
Shares issued for acquisitions (556 shares)		31,050					31,050
Performance share unit dividends equivalents		135			(135)		—
Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Consolidation

These Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.

In the opinion of management, all adjustments consisting of normal recurring items, considered necessary for a fair presentation of the results of operations for the periods indicated, have been made.

The Company has reclassified certain prior-period amounts to conform with current-period presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with an initial maturity of three months or less. The carrying values of these assets approximate their fair values. The restricted cash balance includes cash to cover escrow amounts required by certain debt instruments.

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

Commodity Derivatives and Inventories

The Company's operating results can be affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the CME. The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

The Company accounts for its commodity derivatives at fair value. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, fair value is adjusted for differences in local markets and non-performance risk. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in sales and merchandising revenues in the Consolidated Statements of Income. Additional information about the fair value of the Company's commodity derivatives is presented in Note 4 to the Consolidated Financial Statements.

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

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (renewed in December 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The payable balance was $8.5 million and $2.2 million included in customer prepayments and deferred revenue as of December 31, 2014 and December 31, 2013, respectively.

Rail Group Assets Leased to Others

The Company's Rail Group purchases, leases, markets and manages railcars and barges for third parties and for internal use. Rail Group assets to which the Company holds title are shown on the balance sheet in one of two categories - other current assets (for those that are available for sale) or Rail Group assets leased to others. Rail Group assets leased to others, both on short and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.

Railcars have statutory lives of either 40 or 50 years, measured from the date built. Barges have estimated lives of 30 to 40 years, measured from the date built. At the time of purchase, the remaining life is used in determining useful lives which are depreciated on a straight-line basis. Repairs and maintenance costs are charged to expense as incurred. Additional information regarding Rail Group assets leased to others is presented in Note 3 to the Consolidated Financial Statements.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 20 to 40 years; machinery and equipment - 3 to 20 years; and software - 3 to 10 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. The amounts charged to expense for the years ended December 31, 2014, 2013 and 2012 for amortization of capitalized computer software costs were approximately $3.8 million, $1.1 million, and $1.0 million, respectively. Unamortized computer software costs in the Consolidated Balance Sheets were $54.6 million and $42.8 million as of December 31, 2014 and 2013, respectively. Once a project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

Deferred Debt Issue Costs

Costs associated with the issuance of debt are capitalized. These costs are amortized over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff date if the loan does not contain a prepayment penalty. Capitalized costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.

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

Accounts Payable for Grain

Accounts payable for grain includes certain amounts related to grain purchases for which, even though the Company has taken ownership and possession of the grain, the final purchase price has not been established (delayed price contracts). Amounts recorded for such delayed price contracts are determined on the basis of grain market prices at the balance sheet date in a similar manner for which grain inventory is valued and amounted to $92.2 million and $83.2 million as of December 31, 2014 and 2013, respectively.

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

Deferred Compensation Liability

Included in accrued expenses are $10.9 million and $10.1 million at December 31, 2014 and 2013, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets and are equal to the value of this liability. This plan has no impact on results of operations as the changes in the fair value of the assets are offset on a one-for-one basis, by the change in the recorded amount of the deferred compensation liability.

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

Rental revenues on operating leases are recognized on a straight-line basis over the term of the lease. Sales to financial intermediaries of owned railcars or other assets which are subject to an operating lease (with the Company being the lessor in such operating leases prior to the sale, referred to as a “non-recourse transaction”) are recognized as revenue on the date of sale if the Company does not maintain substantial risk of ownership in the sold assets. Revenue related to railcar or other asset servicing and maintenance contracts is recognized over the term of the lease or service contract.

Sales returns and allowances are provided for at the time sales are recorded. Shipping and handling charges are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues.

Rail Lease Accounting

In addition to the sale of Rail Group assets that the Company makes to financial intermediaries on a non-recourse basis and records as revenue as discussed above, the Company also acts as the lessor and / or the lessee in various leasing arrangements as described below.

The Company's Rail Group leases assets to customers, manages assets for third parties and leases assets for internal use. The Company acts as the lessor in various operating leases of assets that are owned by the Company, or leased by the Company from financial intermediaries and, in turn, leased by the Company to end-users of the assets. The leases from financial intermediaries are generally structured as sale-leaseback transactions, with the leaseback by the Company being treated as an operating lease.

Certain of the Company's leases include monthly lease fees that are contingent upon some measure of usage (“per diem” leases). This monthly usage is tracked, billed and collected by third-party service providers and funds are generally remitted to the Company along with usage data three months after they are earned. The Company records lease revenue for these per diem arrangements based on recent historical usage patterns and records a true-up adjustment when the actual data is received. Such true-up adjustments were not significant for any period presented.

The Company expenses operating lease payments on a straight-line basis over the lease term. Additional information about leasing activities is presented in Note 11 to the Consolidated Financial Statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense of $4.5 million, $3.9 million and $4.4 million in 2014, 2013, and 2012, respectively, is included in operating, administrative and general expenses.

Equity

On February 18, 2014, the Company effected a three-for-two stock split in the form of a stock dividend to shareholders of record as of January 21, 2014. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split.

New Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This standard provides amendments to the manner in which companies assess the characteristics of variable interest entities. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-17, Pushdown Accounting. This standard provides guidance on whether and at what threshold an acquired business or not-for-profit organization can apply pushdown accounting. This guidance provides an option to apply pushdown accounting in the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. The guidance is effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance is not expected to have any significant impact on the Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.

2. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2014	2013
Grain	$570,916	$432,893
Ethanol and by-products	13,154	14,453
Agricultural fertilizer and supplies	131,613	100,593
Lawn fertilizer and corncob products	49,523	39,960
Retail merchandise	23,810	22,505
Railcar repair parts	6,431	4,312
Other	208	207
	$795,655	$614,923

Inventories on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 do not include 3.1 million and 13.3 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management does not anticipate material losses on any deficiencies.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2014	2013
Land	$23,380	$21,801
Land improvements and leasehold improvements	71,817	67,153
Buildings and storage facilities	275,059	231,976
Machinery and equipment	333,559	308,215
Software	55,436	13,351
Construction in progress	29,620	48,135
	788,871	690,631
Less: accumulated depreciation and amortization	335,264	303,173
	$453,607	$387,458

Depreciation expense on property, plant and equipment amounted to $44.3 million, $37.5 million and
$27.4 million for the years ended 2014, 2013 and 2012, respectively.

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

Rail Group Assets
The components of the Rail Group assets leased to others are as follows:

	December 31,
(in thousands)	2014	2013
Rail Group assets leased to others	$384,958	$317,750
Less: accumulated depreciation	87,211	77,129
	$297,747	$240,621
Depreciation expense on Rail Group assets leased to others amounted to $14.2 million, $14.7 million and $15.9 million for the years ended 2014, 2013 and 2012, respectively.

4. Derivatives

Commodity Contracts
The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the regulated CME. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

The following table presents at December 31, 2014 and 2013, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2014		December 31, 2013
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$79,646	$—	$15,480	$—
Fair value of derivatives	(10,981)	—	31,055	—
Balance at end of period	$68,665	$—	$46,535	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets. There was no grain inventory posted as collateral as of December 31, 2014 and $0.3 million as of December 31, 2013.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$49,847	$545	$6,123	$118	$56,633
Commodity derivative liabilities	(36,722)	(38)	(70,198)	(3,436)	(110,394)
Cash collateral	79,646	—	—	—	79,646
Balance sheet line item totals	$92,771	$507	$(64,075)	$(3,318)	$25,885

	December 31, 2013
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$69,289	$246	$1,286	$49	$70,870
Commodity derivative liabilities	(13,450)	—	(65,240)	(6,693)	(85,383)
Cash collateral	15,480	—	—	—	15,480
Balance sheet line item totals	$71,319	$246	$(63,954)	$(6,644)	$967

The gains included in the Company’s Consolidated Statements of Income and the line items in which they are located for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Gains on commodity derivatives included in sales and merchandising revenues	$67,579	$138,787

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) for the years ended December 31, 2014 and 2013:

	December 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	265,574	—	—	—
Soybeans	23,820	—	—	—
Wheat	14,967	—	—	—
Oats	23,440	—	—	—
Ethanol	—	233,637	—	—
Corn oil	—	—	18,076	—
Other	28	—	—	139
Subtotal	327,829	233,637	18,076	139
Exchange traded:
Corn	159,575	—	—	—
Soybeans	31,265	—	—	—
Wheat	30,360	—	—	—
Oats	7,545	—	—	—
Ethanol	—	41,832	—	—
Other	—	—	2,700	5
Subtotal	228,745	41,832	2,700	5
Total	556,574	275,469	20,776	144

	December 31, 2013
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	185,978	—	—	—
Soybeans	18,047	—	—	—
Wheat	11,485	—	—	—
Oats	27,939	—	—	—
Ethanol	—	179,212	—	—
Corn oil	—	—	25,911	—
Other	81	—	—	89
Subtotal	243,530	179,212	25,911	89
Exchange traded:
Corn	124,420	—	—	—
Soybeans	11,030	—	—	—
Wheat	23,980	—	—	—
Oats	6,820	—	—	—
Ethanol	—	21,630	—	—
Subtotal	166,250	21,630	—	—
Total	409,780	200,842	25,911	89

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company's long-term interest rate swaps is recorded in other long-term liabilities and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the years ended December 31, 2014, 2013, and 2012 the Company reclassified $0.4 million, $0.5 million, and $0.3 million of gross accumulated other comprehensive income into earnings. The Company expects to reclassify less than $0.5 million of accumulated other comprehensive loss into earnings in the next twelve months.

The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its interest rate derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and changes in fair value are recognized currently in income as interest expense. At December 31, 2014, the Company had several various types of interest rate hedging instruments that are not accounted for as hedges, with notional amounts totaling $121.0 million, of which $30.0 million is short-term.

The following table presents the open interest rate contracts at December 31, 2014:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Short-term
Caps	2012	2015	$10.0	Interest rate component of debt - not accounted for as a hedge	0.9%
Caps	2013	2015	$20.0	Interest rate component of debt - not accounted for as a hedge	0.8%
Long-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease - not accounted for as a hedge	5.2%
Swap	2006	2016	$14.0	Interest rate component of debt - accounted for as cash flow hedge	5.7%
Swap	2012	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Cap	2012	2016	$10.0	Interest rate component of debt - not accounted for as a hedge	1.5%
Collar	2013	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	2.9% to 4.8%

At December 31, 2014 and 2013, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	December 31,
(in thousands)	2014	2013
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets	$3	$1,179
Interest rate contracts included in other long term liabilities	(2,071)	(302)
Total fair value of interest rate derivatives not designated as hedging instruments	$(2,068)	$877
Derivatives designated as hedging instruments
Interest rate contract included in other long term liabilities	(597)	(1,036)
Total fair value of interest rate derivatives designated as hedging instruments	$(597)	$(1,036)

The gains (losses) included in the Company's Consolidated Statements of Income and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2014	2013
Interest income (expense)	$(2,945)	$1,409

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
The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2014	2013	2012
Net income attributable to The Andersons, Inc.	$109,726	$89,939	$79,480
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	569	357	389
Earnings available to common shareholders	$109,157	$89,582	$79,091
Earnings per share – basic:
Weighted average shares outstanding – basic	28,367	27,986	27,784
Earnings per common share – basic	$3.85	$3.20	$2.85
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,367	27,986	27,784
Effect of dilutive awards	85	200	255
Weighted average shares outstanding – diluted	28,452	28,186	28,039
Earnings per common share – diluted	$3.84	$3.18	$2.82
There were no antidilutive stock-based awards outstanding at December 31, 2014, 2013 or 2012.

6. Employee Benefit Plans

The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $11.2 million in 2014, $10.3 million in 2013 and $8.8 million in 2012. The Company also provides certain health insurance benefits to employees as well as retirees.

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

In the fourth quarter of 2014, we began the process of terminating the funded defined benefit plan (the "Plan"), which will include settling the Plan liabilities by offering lump sum distributions to plan participants or purchasing annuity contracts for those who do not elect lump sums. While we expect to complete the termination in the near future, the timing is subject to regulatory approvals and other market factors. As part of the planned termination, in 2014 we adjusted our asset portfolio to a target asset allocation of 100% fixed income investments (up from 49%), which will provide a better matching of Plan assets to the characteristics of the liabilities. In the fourth quarter of 2014, we provided notice to plan participants of our intent to terminate the Plan and we applied for a determination with the Internal Revenue Service with regards to the termination. We will take further actions to minimize the volatility of the value of our pension assets relative to pension liabilities and to settle remaining Plan liabilities, including making such contributions to the Plan as may be necessary to make the Plan sufficient to settle all Plan liabilities.

As of December 31, 2014, we have valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. Based on current rates, the amount of unamortized losses in other comprehensive income that would result in a one-time noncash charge is estimated at $64.6 million at December 31, 2014. Prior to settling the liabilities, we will contribute such additional amounts (currently estimated to be approximately $10.3 million) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion. The impact of termination is subject to rate changes at the time of settlement. This termination does not yet constitute a settlement of liability under applicable accounting guidance for pension plans. The Company anticipates the conversion to individual annuity policies along with the liability discharge to occur in the near future. The defined benefit plan is included in the accompanying table for all years presented.

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2014	2013	2014	2013
Benefit obligation at beginning of year	$103,612	$117,890	$33,383	$36,054
Service cost	180	—	687	841
Interest cost	4,774	4,227	1,511	1,366
Actuarial (gains) losses	29,059	(15,393)	7,341	(4,359)
Participant contributions	—	—	532	514
Retiree drug subsidy received	—	—	107	61
Benefits paid	(3,641)	(3,112)	(1,261)	(1,094)
Benefit obligation at end of year	$133,984	$103,612	$42,300	$33,383

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$110,862	$99,857	$—	$—
Actual gains on plan assets	8,689	12,487	—	—
Company contributions	131	1,630	729	580
Participant contributions	—	—	532	514
Benefits paid	(3,641)	(3,112)	(1,261)	(1,094)
Fair value of plan assets at end of year	$116,041	$110,862	$—	$—

Over (under) funded status of plans at end of year	$(17,943)	$7,250	$(42,300)	$(33,383)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2014 and 2013 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2014	2013	2014	2013
Accrued expenses	$(165)	$(254)	$(1,274)	$(1,244)
Employee benefit plan assets	—	14,328	—	—
Employee benefit plan obligations	(17,778)	(6,824)	(41,012)	(32,139)
Net amount recognized	$(17,943)	$7,250	$(42,286)	$(33,383)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2014:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$37,536	$—	$11,738	$(1,441)
Amounts arising during the period	27,986	—	7,341	—
Amounts recognized as a component of net periodic benefit cost	(934)	—	(812)	543
Balance at end of year	$64,588	$—	$18,267	$(898)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, excluding the impact of the pension termination, are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(543)	$(543)
Net actuarial loss	934	812	1,746

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2014	2013
Projected benefit obligation	$17,943	$7,078
Accumulated benefit obligation	$17,943	$7,078

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2015	$126,481	$1,431	$(157)
2016	371	1,532	(180)
2017	1,002	1,628	(203)
2018	1,241	1,734	(233)
2019	1,319	1,846	(263)
2020-2024	3,686	10,918	(1,850)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$180	$—	$—	$687	$841	$752
Interest cost	4,774	4,227	4,496	1,511	1,366	1,319
Expected return on plan assets	(7,615)	(7,005)	(6,145)	(543)	(543)	(543)
Recognized net actuarial loss	934	1,530	1,497	812	1,473	1,280
Benefit cost (income)	$(1,727)	$(1,248)	$(152)	$2,467	$3,137	$2,808

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	0.65%	4.7%	3.8%	3.9%	4.8%	3.9%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	4.7%	3.8%	4.3%	4.8%	3.9%	4.3%
Expected long-term return on plan assets	7%	7.25%	7.25%	—	—	—
Rate of compensation increases	N/A	N/A	N/A	—	—	—

(a)
In 2014, 2013 and 2012, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 2.40%, 2.90% and 2.10% in 2014, 2013 and 2012, respectively.

(b)
In 2014, 2013 and 2012, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the supplemental employee retirement plan was 2.90%, 2.10% and 3.20% in 2014, 2013 and 2012, respectively.

The discount rate for the funded pension plan is reflected based on the Company's intent to terminate the Plan in the near future. The discount rate is calculated based on projecting future cash flows and aligning each year's cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for the unfunded plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.

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

Assumed Health Care Cost Trend Rates at Beginning of Year
	2014	2013
Health care cost trend rate assumed for next year	6.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2014	$(3)	$2
Effect on postretirement benefit obligation as of December 31, 2014	(173)	149
Plan Assets

The Company's pension plan weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2014	2013
Equity securities	—%	51%
Fixed income securities	98%	48%
Cash and equivalents	2%	1%
	100%	100%

The plan assets are allocated within the broader asset categories in investments that focus on more specific sectors. Within equity securities, subcategories include large cap growth, large cap value, small cap growth, small cap value, and internationally focused investment funds. These funds are judged in comparison to benchmark indexes that best match their specific category. Within fixed income securities, the funds are invested in a broad cross section of securities to ensure diversification. These include treasury, government agency, corporate, securitization, high yield, global, emerging market and other debt securities. We have shifted to a more conservative asset allocation in 2014 in anticipation of the termination of the Plan.

The investment policy and strategy for the assets of the Company's funded defined benefit plan includes the following objectives:

•	ensure superior long-term capital growth and capital preservation;

•	reduce the level of the unfunded accrued liability in the plan; and

•	offset the impact of inflation.

Risks of investing are managed through asset allocation and diversification. Investments are given extensive due diligence by an impartial third-party investment firm. All investments are monitored and re-assessed by the Company's Retirement Benefit Committee on a semi-annual basis. Available investment options include U.S. Government and agency bonds and instruments, equity and debt securities of public corporations listed on U.S. stock exchanges, exchange listed U.S. mutual funds and institutional portfolios investing in equity and debt securities of publicly traded domestic or international companies and cash or money market securities. In order to reduce risk and volatility, the Company has placed the following portfolio market value limits on its investments, to which the investments must be rebalanced after each quarterly cash contribution. Note that the single security restriction does not apply to mutual funds or institutional investment portfolios. No securities are purchased on margin, nor are any derivatives used to create leverage. The overall expected long-term rate of return is determined by using long-term historical returns for equity and fixed income securities in proportion to their weight in the investment portfolio.

	Percentage of Total Portfolio Market Value
	Minimum	Maximum	Single Security
Equity based	—%	70%	<5%
Fixed income based	20%	100%	<5%
Cash and equivalents	1%	100%	<5%
Alternative investments	—%	20%	<5%

The following tables present the fair value of the assets (by asset category) in the Company's defined benefit pension plan at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
Assets	Level 1	Level 2	Level 3	Total
Money market fund	—	2,478	—	2,478
Fixed income funds	—	113,544	—	113,544
Total	$—	$116,022	$—	$116,022

(in thousands)	December 31, 2013
Assets	Level 1	Level 2	Level 3	Total
Mutual funds	$15,898	$—	$—	$15,898
Money market fund	—	987	—	987
Equity funds	—	40,702	—	40,702
Fixed income funds	—	53,275	—	53,275
Total	$15,898	$94,964	$—	$110,862

There is no equity or debt of the Company included in the assets of the defined benefit plan.

Cash Flows

The Company expects to make contributions necessary to fully fund the plan prior to termination. The shortfall is currently estimated at $10.3 million. In the event the plan is not terminated, the Company reserves the right to make contributions in an amount of its choosing. For the year ended December 31, 2014, the Company did not make contributions to the defined benefit plan.

7. Segment Information
The Company’s operations include six reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in Lansing Trade Group, LLC (“LTG”) and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one of which is consolidated and three of which are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcar and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers. Turf & Specialty operations include the production and distribution of turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributable to an operating segment.

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

	Year ended December 31,
(in thousands)	2014	2013	2012
Revenues from external customers
Grain	$2,682,038	$3,617,943	$3,293,632
Ethanol	765,939	831,965	742,929
Plant Nutrient	668,124	708,654	797,033
Rail	148,954	164,794	156,426
Turf & Specialty	134,209	140,512	131,026
Retail	140,807	140,706	150,964
Total	$4,540,071	$5,604,574	$5,272,010

	Year ended December 31,
(in thousands)	2014	2013	2012
Inter-segment sales
Grain	$5,066	$1	$409
Plant Nutrient	16,829	17,537	16,135
Rail	466	427	622
Turf & Specialty	2,511	2,255	2,350
Total	$24,872	$20,220	$19,516

	Year ended December 31,
(in thousands)	2014	2013	2012
Interest expense (income)
Grain	$8,785	$9,567	$12,174
Ethanol	255	1,038	759
Plant Nutrient	3,736	3,312	2,832
Rail	7,247	5,544	4,807
Turf & Specialty	1,542	1,237	1,233
Retail	666	689	776
Other	(471)	(527)	(426)
Total	$21,760	$20,860	$22,155

	Year ended December 31,
(in thousands)	2014	2013	2012
Equity in earnings (loss) of affiliates
Grain	$27,643	$33,122	$29,080
Ethanol	68,880	35,583	(12,598)
Plant Nutrient	—	—	5
Total	$96,523	$68,705	$16,487

	Year ended December 31,
(in thousands)	2014	2013	2012
Other income, net
Grain	$21,450	$2,120	$2,548
Ethanol	223	399	53
Plant Nutrient	3,262	1,093	1,917
Rail	3,094	7,666	7,136
Turf & Specialty	1,110	690	784
Retail	955	501	554
Other	1,031	2,407	1,733
Total	$31,125	$14,876	$14,725

	Year ended December 31,
(in thousands)	2014	2013	2012
Income (loss) before income taxes
Grain	$58,136	$46,805	$63,597
Ethanol	92,257	50,600	(3,720)
Plant Nutrient	23,845	27,275	39,254
Rail	31,445	42,785	42,841
Turf & Specialty	669	4,744	2,216
Retail	(620)	(7,534)	(3,951)
Other	(34,505)	(20,925)	(16,189)
Noncontrolling interests	12,919	5,763	(3,915)
Total	$184,146	$149,513	$120,133

	Year ended December 31,
(in thousands)	2014	2013
Identifiable assets
Grain	$1,137,437	$921,914
Ethanol	197,888	229,797
Plant Nutrient	330,731	268,238
Rail	365,531	312,654
Turf & Specialty	102,282	89,939
Retail	44,536	44,910
Other	186,287	406,104
Total	$2,364,692	$2,273,556

	Year ended December 31,
(in thousands)	2014	2013	2012
Capital expenditures
Grain	$20,958	$8,535	$30,178
Ethanol	2,256	4,052	1,966
Plant Nutrient	18,372	17,094	18,038
Rail	2,332	4,135	3,896
Turf & Specialty	6,119	6,563	5,043
Retail	1,190	2,944	2,794
Other	8,448	3,463	7,102
Total	$59,675	$46,786	$69,017

	Year ended December 31,
(in thousands)	2014	2013	2012
Acquisition of businesses, net of cash acquired and investments in affiliates
Grain	$40,206	$51,544	$116,888
Ethanol	—	—	77,400
Plant Nutrient	15,489	—	15,286
Rail	—	7,804	—
Turf & Specialty	—	4,103	10,683
Other	100	1,050	—
Total	$55,795	$64,501	$220,257

	Year ended December 31,
(in thousands)	2014	2013	2012
Depreciation and amortization
Grain	$16,547	$15,620	$9,554
Ethanol	5,700	5,909	5,003
Plant Nutrient	15,294	14,143	12,014
Rail	13,262	12,031	15,929
Turf & Specialty	4,330	3,070	2,117
Retail	2,668	3,119	3,002
Other	4,204	1,415	1,358
Total	$62,005	$55,307	$48,977

Grain sales for export to foreign markets amounted to $251.4 million, $220.0 million and $261.8 million in 2014, 2013 and 2012, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $9.1 million, $8.7 million and $10.6 million in 2014, 2013 and 2012, respectively. The net book value of the leased railcars in Canada for the years ended December 31, 2014 and 2013 was $38.5 million and $18.3 million, respectively. Lease revenue on railcars in Mexico totaled $0.4 million in each of 2014, 2013, and 2012.

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

On January 22, 2014, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. At the time of redemption, the Company's interest in LTG reduced from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a book gain of $17.1 million ($10.7 million after tax) and was recorded in Other Income.

In 2005, the Company became an investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-products DDG and corn oil at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company is separately compensated for all such services except corn oil marketing. The Company also leases its Albion, Michigan grain facility to TAAE. While the Company now holds 53% of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

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

The Company has marketing agreements with TAAE, TACE, and TAME ("the three unconsolidated ethanol LLCs") under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases all of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2014, 2013 and 2012, revenues recognized for the sale of ethanol purchased from related parties were $584.2 million, $613.7 million and $683.1 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2014, 2013 and 2012, revenues recognized for the sale of corn under these agreements were $480.2 million, $719.5 million and $676.3 million, respectively. As part of the corn origination agreements, the Company also markets the DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the buyer for DDG sales. At December 31, 2014 and 2013, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $7.7 million and $9.2 million, respectively, of which $84.7 thousand and $3.1 thousand, respectively, was more than thirty days past due. In the fourth quarter of 2014, the three unconsolidated ethanol LLCs reached agreement with its owners and were able to write-off the customer's contracts that were in default due to DDG import issues in China. As such the Company was able to reverse its guarantee liability recorded in the third quarter for these contracts. As the Company has not experienced historical losses and the DDG receivable balances greater than thirty days past due is immaterial, the Company has concluded that the fair value of this guarantee is inconsequential.
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

The following table presents aggregate summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant equity method investees in the aggregate. No equity investments qualified as significant for the year ended December 31, 2014. LTG qualified as a significant equity method investee individually for the years ended December 31, 2013 and 2012.

	December 31,
(in thousands)	2014	2013	2012
Sales	$8,152,313	$10,232,395	$8,080,741
Gross profit	396,774	305,016	130,241
Income from continuing operations	233,831	148,583	34,161
Net income	219,431	144,699	32,451

Current assets	1,482,110	1,406,200
Non-current assets	558,138	508,319
Current liabilities	1,153,101	1,040,762
Non-current liabilities	381,646	244,910
Noncontrolling interests	13,953	20,118
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2014	2013
The Andersons Albion Ethanol LLC	$27,824	$40,194
The Andersons Clymers Ethanol LLC	37,624	44,418
The Andersons Marathon Ethanol LLC	31,537	46,811
Lansing Trade Group, LLC	78,696	106,028
Thompsons Limited (a)	48,455	49,833
Other	2,721	3,825
Total	$226,857	$291,109

(a)	Thompsons Limited and related U.S. operating company held by joint ventures

The Company identified and corrected an error in the valuation of the cumulative translation adjustment for the investment in Thompsons Limited. The impact of this error on annual and interim periods previously reported was determined to be immaterial to the Consolidated Financial Statements.  The adjustment decreases other comprehensive income, equity method investments, and deferred income tax liability by $3.2 million, $3.6 million, and $0.4 million respectively. The correction related to the years 2013 and 2014 and was recorded during the fourth quarter of 2014.

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2014 (direct and indirect)	December 31,
(in thousands)		2014	2013	2012
The Andersons Albion Ethanol LLC	53%	$19,814	$10,469	$(497)
The Andersons Clymers Ethanol LLC	38%	21,840	11,299	(3,828)
The Andersons Marathon Ethanol LLC	50%	27,226	13,815	(8,273)
Lansing Trade Group, LLC	40% (a)	23,266	31,212	28,559
Thompsons Limited (b)	50%	4,140	1,634	—
Other	5%-34%	237	276	526
Total		$96,523	$68,705	$16,487

(a)	This does not consider the restricted management units which once vested will reduce the ownership percentage by approximately 1.5%.

(b)	Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $140.3 million for the year ended December 31, 2014. The balance at December 31, 2014 that represents the undistributed earnings of the Company's equity method investments is $83.4 million.

Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation, redemption and conversion. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of December 31, 2014 was $13.3 million.
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
The Company’s current maximum exposure to loss related to IANR is $20.9 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $7.6 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2014	2013	2012
Sales revenues	$1,062,377	$1,315,234	$1,031,458
Service fee revenues (a)	23,093	23,536	22,165
Purchases of product	604,067	704,948	655,686
Lease income (b)	6,381	6,223	6,995
Labor and benefits reimbursement (c)	11,707	10,613	12,140
Other expenses (d)	1,224	2,349	1,093
Accounts receivable at December 31 (e)	25,049	21,979	28,610
Accounts payable at December 31 (f)	17,687	19,887	17,804

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties was a gross asset for the years ended December 31, 2014 and 2013 of $1.4 million and $8.9 million, respectively. The fair value of derivative contracts with related parties was a gross liability for the years ended December 31, 2014 and 2013 of $3.8 million and $1.2 million, respectively.

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

(in thousands)	December 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$269	$—	$—	$269
Restricted cash	429	—	—	429
Commodity derivatives, net (a)	72,868	(46,983)	—	25,885
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	10,869	(2,666)	—	8,203
Total	$84,435	$(49,649)	$13,300	$48,086

(in thousands)	December 31, 2013
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$97,751	$—	$—	$97,751
Restricted cash	408	—	—	408
Commodity derivatives, net (a)	50,777	(49,810)	—	967
Convertible preferred securities (b)	—	—	25,720	25,720
Other assets and liabilities (c)	10,143	(159)	—	9,984
Total	$159,079	$(49,969)	$25,720	$134,830

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets

(c)	Included in other assets and liabilities are deferred compensation assets (Level 1) and interest rate derivatives (Level 2)

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
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, we have concluded that “basis” is a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a material input to fair value for these commodity contracts.
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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2014	2013
Asset at January 1,	$25,720	$17,220
(Losses) gains included in earnings:
Unrealized (losses) gains included in other comprehensive income	(12,420)	8,500
Asset at December 31,	$13,300	$25,720

The Company's 2014 other comprehensive income includes $4.4 million for the year ended December 31, 2014 related to an error in the valuation of the investment in Iowa Northern Railroad.  The correction related to the years 2010 through 2014 and was recorded in the fourth quarter of 2014.  The impact of this error on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements.  As a result of the correction of the error, other comprehensive income, total noncurrent assets, and deferred income tax liability decreased by $4.4 million,  $7.0 million, and $2.6 million, respectively.
The following tables summarize information about the Company's Level 3 fair value measurements as of December 31, 2014 and 2013:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/14	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	7.00
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of 12/31/13	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$25,720	Market Approach	EBITDA Multiples	7.75
		Income Approach	Discount Rate	14.5%

In isolation, a significant increase (decrease) in the EBITDA multiple used as a Level 3 input for the Convertible Preferred Securities would result in a corresponding increase (decrease) of the fair value. Conversely, a significant increase (decrease) in the discount rate used would result in a decrease (increase) of the fair value. There are no predictable relationships between the significant unobservable inputs.

Fair Value of Financial Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its fixed rate long-term debt instruments outstanding at December 31, 2014 and 2013, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2014:
Fixed rate long-term notes payable	$250,970	$256,756	Level 2
Debenture bonds	42,098	43,095	Level 2
	$293,068	$299,851

2013:
Fixed rate long-term notes payable	$270,112	$271,716	Level 2
Debenture bonds	41,131	42,475	Level 2
	$311,243	$314,191

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

10. Debt

Borrowing Arrangements

The Company maintains a borrowing arrangement with a syndicate of banks, which was amended on March 4, 2014, and provides the Company with $850 million in lines of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes, such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. It also provides the Company with $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the line of credit. The Company had standby letters of credit outstanding of $30.7 million at December 31, 2014. As of December 31, 2014, the Company had no outstanding borrowings on the line of credit. Borrowings under the line of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the line of credit is March 2019. Draw downs and repayments that are less than 90 days are recorded on a net basis in the Consolidated Statements of Cash Flows.

The Company also has $28.1 million of lines of credit related to The Andersons Denison Ethanol LLC ("TADE"), a consolidated subsidiary. TADE entered into borrowing arrangements with a syndicate of financial institutions upon acquisition of the entity in the second quarter of 2012 which provided a $13.0 million short-term line of credit and a $15.1 million long-term line of credit. TADE had standby letters of credit outstanding of $0.4 million at December 31, 2014, which reduces the amount available on the lines of credit. As of December 31, 2014, the Company had no outstanding borrowings on the lines of credit. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date is July 1, 2015 for the short-term line of credit and April 20, 2021 for the long-term line of credit. TADE was in compliance with all financial and non-financial covenants as of December 31, 2014, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company, therefore it is considered non-recourse debt.

The Company’s short-term and long-term debt at December 31, 2014 and 2013 consisted of the following:

	December 31,
(in thousands)	2014	2013
Short-term debt - non-recourse	$—	$—
Short-term debt - recourse	2,166	—
Total short-term debt	$2,166	$—
Current maturities of long -term debt – non-recourse	$—	$6,012
Current maturities of long-term debt – recourse	76,415	45,986
Total current maturities of long-term debt	$76,415	$51,998
Long-term debt, less current maturities – non-recourse	$—	$4,063
Long-term debt, less current maturities – recourse	298,638	371,150
Total long-term debt, less current maturities	$298,638	$375,213

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2014	2013	2012
Maximum amount borrowed	$270,600	$315,000	$553,400
Weighted average interest rate	1.69%	1.92%	1.96%

Long-Term Debt

Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2014	2013
Senior note payable, 6.10%, payable at maturity, due 2014	$—	$25,000
Senior note payable, 6.12%, payable at maturity, due 2015	61,500	61,500
Senior note payable, 3.72%, payable at maturity, due 2017	25,000	25,000
Senior note payable, 6.78%, payable at maturity, due 2018	41,500	41,500
Note payable, 4.92%, $2 million annually ($2.3 million for 2014), plus interest, due 2021 (a)	24,911	27,178
Note payable, 4.76%, payable in increasing amounts ($1.8 million for 2014) plus interest, due 2028 (a)	51,818	53,600
Note payable, variable rate (2.66% at December 31, 2014), payable in increasing amounts ($1.2 million for 2014) plus interest, due 2023 (a)	21,791	23,015
Note payable, 3.29%, payable in increasing amounts ($1.2 million for 2014) plus interest, due 2022 (a)	24,159	25,366
Note payable, 4.23%, payable quarterly in varying amounts ($0.1 million for 2014) plus interest, due 2021 (a)	12,382	—
Notes payable, variable rate (1.40% at December 31, 2014), payable in varying amounts, ($22.4 million for 2014) plus interest, due 2016	5,043	22,120
Note payable, variable rate (1.57% at December 31, 2014), payable in increasing amounts ($1.0 million for 2014) plus interest, due 2023 (a)	10,890	11,865
Note payable, variable rate (0.97% at December 31, 2014), $0.7 million annually, plus interest, due 2016 (a)	8,050	8,750
Note payable, 8.5%, payable monthly in varying amounts ($1.0 million for 2014) plus interest, due 2016 (a)	—	988
Note payable, 4.76%, payable quarterly in varying amounts ($0.3 million for 2014) plus interest, due 2028 (a)	9,654	9,980
Note payable, 3.56%, payable monthly in varying amounts plus interest, due 2021 (a)	—	3,459
Industrial development revenue bonds:
Variable rate (2.54% at December 31, 2014), payable at maturity, due 2017 (a)	7,461	7,934
Variable rate (1.51% at December 31, 2014), payable at maturity, due 2019 (a)	4,650	4,650
Variable rate (1.49% at December 31, 2014), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate (1.43% at December 31, 2014), payable at maturity, due 2036 (a)	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2015 through 2029	42,098	41,131
Other notes payable and bonds	46	—
	375,053	417,136
Less: current maturities	76,415	45,986
	$298,638	$371,150

(a)	Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $123.1 million

The Company assumed a $12.5 million note payable as part of the Auburn Bean and Grain acquisition (discussed in Note 12).

At December 31, 2014, the Company had $3.3 million of five-year term debenture bonds bearing interest at 2.65%, $3.5 million of ten-year term debenture bonds bearing interest at 3.50% and $1.7 million of fifteen-year term debenture bonds bearing interest at 4.50% available for sale under an existing registration statement.

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

The Company was in compliance with all covenants at and during the years ended December 31, 2014 and 2013.

The aggregate annual maturities of long-term debt are as follows: 2015 -- $76.1 million; 2016 -- $27.5 million; 2017 -- $47.5 million; 2018 -- $53.6 million; 2019 -- $15.2 million; and $153.3 million thereafter.

Non-Recourse Debt

The Company's non-recourse debt, including the lines of credit, held by TADE includes separate financial covenants relating solely to the collateralized TADE assets. The covenants require the following:

•	tangible net worth of not less than $33 million (increasing to $36 million effective December 31, 2015 and $40 million effective December 31, 2016);

•	working capital not less than $8 million; and

•	debt service coverage ratio of not less than 1.25 to 1.00.

11. Commitments and Contingencies

Litigation activities
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time, or may result in continued reserves to account for the potential of such post-verdict actions. In the third quarter of 2014, the Company recorded a $2.3 million gain in other income related to the settlement of a legal claim. In the third quarter of 2013, the Company recorded a $3.5 million gain in other income related to the settlement of an early rail lease termination.
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

Rail Group leasing activities

The Company's Rail Group is a lessor of assets. The majority are leased to customers under operating leases that may be either net leases (in which the customer pays for all maintenance) or full service leases (where the Company provides maintenance and fleet management services). The Company also provides such services to financial intermediaries to whom it has sold assets in non-recourse lease transactions. Fleet management services generally include maintenance, escrow, tax filings and car tracking services.

Many of the Company's leases provide for renewals. The Company also generally holds purchase options for assets it has sold and leased-back from a financial intermediary, and assets sold in non-recourse lease transactions. These purchase options are for stated amounts which are determined at the inception of the lease and are intended to approximate the estimated fair value of the applicable assets at the date for which such purchase options can be exercised.

Lease income from operating leases (with the Company as lessor) to customers (including month-to-month and per diem leases) and rental expense for the Rail Group operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Rental and service income - operating leases	$80,715	$78,979	$77,916
Rental expense	$13,206	$13,751	$11,987

Lease income recognized under per diem arrangements (described in Note 1) totaled $3.4 million, $2.0 million, and $2.1 million in 2014, 2013 and 2012, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable Rail Group operating leases are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2015	$77,025	$15,358
2016	64,229	13,395
2017	46,473	11,185
2018	31,314	7,631
2019	17,487	4,817
Future years	21,412	9,566
	$257,940	$61,952

The Company also arranges non-recourse lease transactions under which it sells assets to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2014, 2013 and 2012 were $8.4 million, $7.9 million and $3.8 million, respectively.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. The Company also leases excess property to third parties. Net rental expense under these agreements was $8.9 million, $8.4 million and $7.3 million in 2014, 2013 and 2012, respectively. Future minimum lease payments (net of sublease income commitments) under agreements in effect at December 31, 2014 are as follows: 2015 -- $4.2 million; 2016 -- $3.2 million; 2017 -- $1.7 million; 2018 -- $1.1 million; 2019 -- $0.6 million; and $0.4 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol investees. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ended in 2014 and was renewed through 2022. The agreement provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2014, 2013 and 2012 was $2.0 million, $1.9 million and $1.9 million, respectively.

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

2014 Business Acquisitions

The cash spending in 2014 on the acquisitions of businesses, net of cash acquired was $20.0 million.

On October 7, 2014, the Company purchased Auburn Bean and Grain, which included six grain and four agronomy assets. The Company acquired 100% of the outstanding shares of Auburn Bean and Grain, in related transactions valued at an aggregate purchase price of $60.9 million. The purchase occurred in two transactions. For the shares of Auburn Bean and Grain, the Company paid $5.0 million in cash and approximately 637 thousand unregistered shares of the Company's common stock, valued at $35.5 million. Included in these amounts are approximately 80 thousand shares, valued at $4.5 million for an adjustment to working capital to be paid in 2015. The Company also paid $20.4 million in cash for certain facilities previously leased by Auburn Bean and Grain. The purchase provides combined grain storage capacity of approximately: 18.1 million bushels, 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient capacity.
The purchase price allocation is preliminary, pending completion of the full valuation report; however significant changes are not anticipated. The summarized preliminary purchase price allocation is as follows:

(in thousands)
Cash	$12,491
Accounts receivable	9,012
Inventory	5,798
Other assets	2,665
Intangibles	9,250
Goodwill	11,236
Property, plant, and equipment	41,692
Accounts payable	(3,419)
Commodity derivative liabilities	(2,733)
Other current liabilities	(1,281)
Long-term debt	(12,577)
Other non-current liabilities	(11,239)
Total purchase price	$60,895

The goodwill recognized as a result of the Auburn Bean and Grain acquisition is $11.2 million, with $5.7 million included in the Grain reportable segment and $5.5 million included in the Plant Nutrient reportable segment. Approximately $3.9 million of goodwill is deductible for tax purposes. In addition to the increased capacity noted above, the acquisition enhances the Company's presence in Michigan, which is a core geographic state, and includes rail interchange agreements already in place with all of the eastern U.S. Class I railroads.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Supplier relationships	$4,620	10 years
Customer relationships	$3,450	10 years
Trade name	$860	10 years
Noncompete agreement	$320	1 to 5 years
Total identifiable intangible assets	$9,250	10 years *
*weighted average number of years

The Company also completed various individually insignificant acquisitions in 2014 for a combined a purchase price of $7.2 million, resulting in $2.6 million of goodwill, $1.1 million of intangibles, and $3.8 million of property, plant and equipment, all of it related to the Grain reportable segment.

Prior Years Business Acquisitions

On December 3, 2012, the Company completed the purchase of a majority of the grain and agronomy assets of Green Plains Grain Company ("GPG"), a subsidiary of Green Plains Renewable Energy, Inc. for a purchase price of $120.2 million, which includes a $3.3 million payable to the acquiree that was paid in January 2013. The various facilities located in Iowa and Tennessee have a combined grain storage capacity of more than 32 million bushels and 12,000 tons of nutrient storage.
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
*weighted average number of years

The Company completed several other individually insignificant acquisitions during 2013 and 2012, for combined purchase prices of $12.0 million and $10.7 million, respectively. In 2013, the Company recognized goodwill of $4.2 million, intangible assets of $1.0 million, and property, plant and equipment of $6.4 million. In 2012, the Company recognized goodwill of $2.0 million, intangible assets of $1.0 million, property, plant and equipment of $3.9 million, and inventory of $3.8 million.

13. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Turf & Specialty	Total
Balance as of January 1, 2012	$4,990	$6,869	$—	$686	$12,545
Acquisitions (a)	33,175	6,681	—	1,986	41,842
Balance as of December 31, 2012	38,165	13,550	—	2,672	54,387
Acquisitions	—	—	4,167	—	4,167
Balance as of December 31, 2013	38,165	13,550	4,167	2,672	58,554
Acquisitions	8,257	5,554	—	—	13,811
Balances of December 31, 2014	$46,422	$19,104	$4,167	$2,672	$72,365
(a) The Grain acquisition balance has been revised to include the effect of the adjustments to the purchase price allocation in 2013. Discussed in Note 12. Business Acquisitions

Goodwill is tested annually for impairment as of December 31 or whenever events or circumstances change that would indicate that an impairment of goodwill may be present. There have been no goodwill impairment charges historically. In 2014, the Company performed a combination of quantitative and qualitative assessments of goodwill. In 2013 and 2012 the Company performed mainly qualitative goodwill impairment analyses.

The quantitative approach uses a two-step process. Step 1 compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV is computed based on estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss. The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy. For those reporting units for which the Company performed the quantitative assessment, no impairment existed.

In performing the qualitative assessment of goodwill, management considered the following relevant events and circumstances to determine if any reporting units were deemed to be at risk:

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

The Company's intangible assets are recorded in other assets on the Consolidated Balance Sheets and are as follows:

(in thousands)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2014
Intangible asset class
Customer list	$21,757	$10,374	$11,383
Non-compete agreement	3,502	2,187	1,315
Supply agreement	9,806	3,082	6,724
Technology	2,100	1,225	875
Trademarks and patents	3,218	876	2,342
Lease intangible	5,985	4,422	1,563
Other	1,904	1,695	209
	$48,272	$23,861	$24,411
December 31, 2013
Intangible asset class
Customer list	$20,058	$8,833	$11,225
Non-compete agreement	2,949	1,860	1,089
Supply agreement	5,186	2,477	2,709
Technology	2,100	805	1,295
Trademarks and patents	2,357	641	1,716
Lease intangible	4,939	3,866	1,073
Other	1,904	1,528	376
	$39,493	$20,010	$19,483

Amortization expense for intangible assets was $5.0 million, $5.3 million and $4.8 million for 2014, 2013 and 2012, respectively. Expected future annual amortization expense is as follows: 2015 -- $4.8 million; 2016 -- $3.9 million; 2017 -- $3.3 million; 2018 -- $3.2 million; and 2019 -- $2.6 million. In December 2014, the Company recorded an impairment of $1.5 million related to a customer list in the Grain Group.

14. Income Taxes
Income tax provision applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$32,600	$11,812	$23,816
State and local	5,677	225	3,492
Foreign	1,409	1,400	757
	$39,686	$13,437	$28,065

Deferred:
Federal	$19,741	$35,147	$14,808
State and local	1,830	4,321	1,982
Foreign	244	906	(287)
	$21,815	$40,374	$16,503

Total:
Federal	$52,341	$46,959	$38,624
State and local	7,507	4,546	5,474
Foreign	1,653	2,306	470
	$61,501	$53,811	$44,568

Income before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2014	2013	2012
U.S. income	$174,262	$141,673	$119,325
Foreign	9,884	7,840	808
	$184,146	$149,513	$120,133
A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	(1.4)	(0.4)	(0.8)
Effect of Patient Protection and Affordable Care Act	—	0.9	(0.6)
Effect of noncontrolling interest	(2.5)	(1.3)	1.1
State and local income taxes, net of related federal taxes	2.7	2.0	3.0
Other, net	(0.4)	(0.2)	(0.6)
Effective tax rate	33.4%	36.0%	37.1%

Income taxes paid, net of refunds received, in 2014, 2013 and 2012 were $36.8 million, $5.3 million and $36.3 million, respectively.
Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2014	2013
Deferred tax liabilities:
Property, plant and equipment and Rail Group assets leased to others	$(133,869)	$(110,472)
Prepaid employee benefits	(18,453)	(17,725)
Investments	(36,045)	(29,749)
Other	(5,388)	(5,426)
	(193,755)	(163,372)
Deferred tax assets:
Employee benefits	52,107	36,593
Accounts and notes receivable	1,784	1,890
Inventory	9,964	6,605
Net operating loss carryforwards	1,155	631
Other	148	2,594
Total deferred tax assets	65,158	48,313
Valuation allowance	(232)	(92)
	64,926	48,221
Net deferred tax liabilities	$(128,829)	$(115,151)

On December 31, 2014, the Company had $12.1 million in state net operating loss carryforwards that expire from 2017 to 2023. A deferred tax asset of $0.5 million has been recorded with respect to state net operating loss carryforwards with no valuation allowance. On December 31, 2013 the Company had recorded a $0.5 million deferred tax asset and a valuation allowance of $0.1 million was established with respect to state net operating loss carryforwards.

On December 31, 2014, the Company had $24.8 million in municipal net operating loss carryforwards that expire from 2016 to 2020. A deferred tax asset of $0.2 million has been recorded with respect to municipal net operating loss carryforwards with a $0.2 million valuation allowance.

On December 31, 2014, the Company had $1.6 million in cumulative Canadian net operating losses that expire from 2031 to 2035. A deferred tax asset of $0.4 million has been recorded with respect to Canadian net operating loss carryforwards. No valuation allowance has been established because based on all available evidence, the Company concluded it is more likely than not that it will realize the deferred tax asset. On December 31, 2013, the Company had recorded a deferred tax asset, and no valuation allowance, of $0.1 million with respect to Canadian net operating loss carryforwards.

On December 31, 2014, the Company had no U.S. foreign tax credit carryforwards as it is expected to utilize all credits generated in the reporting period. On December 31, 2013, the Company had recorded a $0.5 million deferred tax asset related to U.S. foreign credit carryforwards and no valuation allowance.

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

The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. During 2014, there was no cash resulting from the exercise of awards and the tax benefit the Company realized from the exercise of awards was $3.3 million. For 2013, there was no cash resulting from the exercise of awards and the tax benefit the Company realized from the exercise of awards was $1.3 million.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by foreign jurisdictions for years before 2009 and is no longer subject to examinations by U.S. tax authorities for years before 2011. During 2014, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for years 2011 and 2012. As of December 31, 2014, the Service has not proposed any adjustments to the Company’s 2011 or 2012 federal income tax returns. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2011.

A reconciliation of the January 1, 2012 to December 31, 2014 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2012	$635
Additions based on tax positions related to the current year	97
Additions based on tax positions related to prior years	415
Reductions as a result of a lapse in statute of limitations	(101)
Balance at December 31, 2012	1,046

Additions based on tax positions related to the current year	114
Reductions based on tax positions related to prior years	(45)
Reductions as a result of a lapse in statute of limitations	(5)
Balance at December 31, 2013	1,110

Additions based on tax positions related to the current year	125
Additions based on tax positions related to prior years	384
Reductions as a result of a lapse in statute of limitations	(132)
Balance at December 31, 2014	$1,487

The unrecognized tax benefits at December 31, 2014 are associated with positions taken on state income tax returns, and would decrease the Company’s effective tax rate if recognized. The Company does not anticipate any significant changes during 2015 in the amount of unrecognized tax benefits.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.4 million accrued for the payment of interest and penalties at December 31, 2014. The net interest and penalties expense for 2014 is $0.2 million, due to increased uncertain tax positions. The Company had $0.2 million accrued for the payment of interest and penalties at December 31, 2013. The net interest and penalties expense for 2013 was $0.1 million.

15. Stock Compensation Plans

The Company's 2014 Long-Term Incentive Compensation Plan, dated February 28, 2014 and subsequently approved by Shareholders on May 2, 2014 (the "2014 LT Plan") is authorized to issue up to 1,750,000 shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Only director retainer shares were issued from this plan in 2014 and approximately 1,749,000 shares remain available for issuance at December 31, 2014.

The Company's 2005 Long-Term Performance Compensation Plan, dated May 6, 2005 (the “LT Plan”), issued awards prior to the approval of the 2014 LT Plan. After approval of the 2014 LT Plan, the 519,000 unused shares were canceled as will be any subsequent forfeitures from outstanding awards made under the LT Plan. Outstanding LT Plan awards continued to be subject to the terms and conditions of the LT Plan and the award agreements.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $8.6 million, $4.3 million and $4.0 million in 2014, 2013 and 2012, respectively.

Stock Only Stock Appreciation Rights (“SOSARs”)

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

A reconciliation of the number of SOSARs outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2014, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
SOSARs outstanding at January 1, 2014	173	$15.99
SOSARs exercised	(121)	13.49
SOSARs cancelled / forfeited	—	—
SOSARs outstanding at December 31, 2014	52	$21.83	0.16	$1,615
Vested and expected to vest at December 31, 2014	52	$21.83	0.16	$1,615
SOSARs exercisable at December 31, 2014	52	$21.83	0.16	$1,615

	Year ended December 31,
(in thousands)	2014	2013	2012
Total intrinsic value of SOSARs exercised	$5,193	$4,678	$1,937
Total fair value of shares vested	$—	$576	$818
Weighted average fair value of options granted	$—	$—	$—

As of December 31, 2014, there was no unrecognized compensation cost related to SOSARs granted under the LT Plan.

Restricted Stock Awards

The LT Plan permits awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted prior to 2013 vest over a period of 3 years. Restricted shares granted in 2013 vest over a period of 2.25 years. Shares granted in 2014 vest over a period of 3 years, with one-third vesting each January 1 of the following first, second, and third years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period. In 2014, there were 59,288 shares issued to members of management and directors.

A summary of the status of the Company's nonvested restricted shares as of December 31, 2014, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested restricted shares at January 1, 2014	188	$35.74
Granted	59	54.84
Vested	(67)	33.99
Forfeited	(5)	42.34
Nonvested restricted shares at December 31, 2014	175	$42.69

	Year ended December 31,
	2014	2013	2012
Total fair value of shares vested (000's)	$1,585	$1,121	$590
Weighted average fair value of restricted shares granted	$54.84	$47.65	$28.99

As of December 31, 2014, there was $1.4 million of total unrecognized compensation cost related to nonvested restricted shares granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Performance Share Units (“PSUs”)

The LT Plan also allows for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a specified performance period. For PSUs granted in 2014 and years prior to 2013, the performance period is 3 years. For PSUs granted in 2013, the performance period is 2.25 years. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2014, there were 96,232 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2012, 2013 and 2014 at 71%, 50%, and 40%, respectively, of the maximum amount available for issuance.

PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2014, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	350	$35.27
Granted	96	54.84
Vested	(110)	31.87
Forfeited	(7)	45.14
Nonvested at December 31, 2014	329	$41.92

	Year ended December 31,
	2014	2013	2012
Weighted average fair value of PSUs granted	$54.84	$47.32	$28.99

As of December 31, 2014, there was $2.4 million of total unrecognized compensation cost related to nonvested PSUs granted under the LT Plan. That cost is expected to be recognized over the next 2.0 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 248,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2014	2013	2012
Risk free interest rate	0.13%	0.16%	0.11%
Dividend yield	0.74%	1.49%	1.37%
Volatility factor of the expected market price of the common shares	0.23	0.27	0.41
Expected life for the options (in years)	1.00	1.00	1.00

16. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2014 and 2013:

(in thousands, except for per common share data)	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share-basic	Earnings per share-diluted
Quarter ended 2014
March 31	$1,003,294	$76,775	$22,708	$0.80	$0.80
June 30	1,312,082	121,495	44,301	1.56	1.56
September 30	952,927	84,918	16,825	0.59	0.59
December 31	1,271,768	113,951	25,892	0.89	0.89
Year ended 2014	$4,540,071	$397,139	$109,726	3.85	3.84

Quarter ended 2013
March 31	$1,271,970	$79,273	$12,578	$0.45	$0.45
June 30	1,566,964	103,229	29,539	1.05	1.05
September 30	1,181,374	73,146	17,161	0.61	0.61
December 31	1,584,266	109,577	30,661	1.09	1.08
Year ended 2013	$5,604,574	$365,225	$89,939	3.20	3.18

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

17. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 31, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income before reclassifications	273	(4,709)	(7,735)	(20,904)	(33,075)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(339)	(339)
Net current-period other comprehensive income	273	(4,709)	(7,735)	(21,243)	(33,414)
Ending balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2013
(in thousands)	Losses on Cash Flow Hedges	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(902)	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	265	5,292	18,980	24,537
Amounts reclassified from accumulated other comprehensive loss	—	—	(339)	(339)
Net current-period other comprehensive income	265	5,292	18,641	24,198
Ending balance	$(637)	$7,861	$(28,405)	$(21,181)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The Following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the years ended December 31, 2014 and 2013:

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 6. Employee Benefit Plans footnote for additional details)

18. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information
Interest paid	$19,944	$22,932	$21,668
Income taxes paid, net of refunds	$36,783	$5,332	$36,269
Noncash investing and financing activity
Capital projects incurred but not yet paid	$6,000	$3,870	$2,876
Purchase of a productive asset through seller-financing	$6,634	$14,694	$10,498
Outstanding payment for acquisition of business	$—	$128	$3,345
Shares issued for acquisition of business	$31,050	$—	$—
Outstanding shares to be issued for acquisition of business	$4,470	$—	$—
Dividends declared not yet paid	$4,059	$3,107	$2,982

See Footnote 12 for the fair value of assets acquired and liabilities assumed as part of business acquisitions.

19. Subsequent Events

On January 21, 2015, the Company entered into an agreement to obtain $20.0 million in senior notes payable, which are scheduled to fund on March 27, 2015. The notes payable include $14.0 million with an interest rate of 5.0% due 2040 and $6.0 million with an interest rate of 4.5% due 2030. These notes payable will partially replace the $61.5 million note payable that is due to mature in March 2015.

LANSING TRADE GROUP, LLC
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
Overland Park, Kansas

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.à.r.l., an entity in which Lansing Trade Group, LLC has an investment in and accounts for under the equity method of accounting, for which Lansing Trade Group, LLC reflects an investment of $48.4 million and $48.2 million as of December 31, 2014 and 2013, respectively, and equity in earnings of affiliates of $4.3 million for the year ended December 31, 2014, and $1.6 million for the period of July 12, 2013, date of incorporation, to December 31, 2013. The financial statements of Lux JV Treasury Holding Company S.à.r.l. were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lux JV Treasury Holding Company S.à.r.l., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek LLP

Elkhart, Indiana
February 27, 2015

February 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Lux JV Treasury Holding Company S.à r.l.

We have audited the accompanying consolidated balance sheet of Lux JV Treasury Holding Company S.à.r.l. and its subsidiaries as of December 31, 2014 and December 31, 2013 and the related consolidated statements of income and retained earnings and cash flows for the year ended December 31, 2014 and the period from July 12, 2013, date of incorporation, to December 31, 2013 (not included herein). Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lux JV Treasury Holding Company S.à.r.l. and its subsidiaries as of December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for the year ended December 31, 2014 and the period of July 12, 2013, date of incorporation, to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants

London, Ontario

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

(amounts in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,708	$22,567
Margin deposits, net	26,482	24,858
Accounts receivable (net of allowance for doubtful accounts of $11,653 and $21,365 at	355,624	330,003
December 31, 2014 and 2013, respectively)
Commodity derivative assets - current	223,065	142,689
Inventories	391,187	327,988
Other current assets	8,433	2,118
Total current assets	1,031,499	850,223

Property and equipment:
Grain facilities assets	113,566	85,544
Machinery and equipment	56,343	20,694
Office furniture and computer software and equipment	15,174	9,557
	185,083	115,795
Accumulated depreciation	(42,141)	(31,687)
	142,942	84,108
Other assets:
Commodity derivative assets - long-term	419	101
Investments	55,378	49,949
Goodwill	21,200	17,048
Other intangibles, net	17,172	14,416
Related party notes receivable	9,828	9,828
Other assets	5,302	423
Total assets	$1,283,740	$1,026,096

Assets of Consolidated VIE's Included in Total Assets Above (isolated to settle the liabilities of the VIE's)
Cash and cash equivalents	$17	$286
Accounts receivable	—	1,062
Other current assets	941	278
Property and equipment, net	23,612	34,721

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Continued)

(amounts in thousands)	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$232,638	$156,471
Accounts payable	481,751	460,229
Commodity derivative liabilities - current	147,694	99,534
Deferred income tax liabilities	2,186	2,792
Other current liabilities	19,824	12,280
Total current liabilities	884,093	731,306

Commodity derivative liabilities - long-term	203	527
Long-term debt	223,190	71,535
Deferred income taxes	3,993	4,869
Other long-term liabilities	1,312	118
Total liabilities	1,112,791	808,355

Equity subject to possible redemption	141,509	120,190

Members' equity	21,127	78,294
Accumulated other comprehensive loss	(5,640)	(861)
Total members' equity of Lansing Trade Group, LLC	15,487	77,433
Noncontrolling interests	13,953	20,118
Total equity	29,440	97,551
Total liabilities and equity	$1,283,740	$1,026,096

Non-Recourse Liabilities of Consolidated VIE's Included in Total Liabilities Above
Current maturities of long-term debt	$—	$557
Accounts payable	16,605	36,754
Commodity derivative liabilities - current	1,656	6,999
Other current liabilities	291	786
Commodity derivative liabilities - long-term	11	19

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013, and 2012

(amounts in thousands)	2014	2013	2012
Sales	$6,613,871	$8,848,415	$7,158,410
Cost of goods sold	6,443,319	8,683,027	7,011,010
Gross margin	170,552	165,388	147,400
Other operating income	25,284	8,900	17,832
Income before operating expenses, other income, and income taxes	195,836	174,288	165,232
Operating, administrative, and general expenses	109,938	106,435	96,059
Interest expense	22,011	11,207	9,974
Other income:
Equity in earnings of affiliates	5,560	3,075	51
Other income - net	3,128	5,920	2,362
Income before income taxes	72,575	65,641	61,612
Income tax provision	10,607	3,109	1,710
Net income	61,968	62,532	59,902
Net income (loss) attributable to noncontrolling interests	4,383	(1,475)	3,631
Net income attributable to Lansing Trade Group, LLC	$57,585	$64,007	$56,271

Net income	$61,968	$62,532	$59,902
Other comprehensive income adjustments:
Foreign currency translation adjustment	(5,441)	(160)	81
Foreign currency translation adjustment, deferred income taxes	7	(33)	—
Comprehensive income	56,534	62,339	59,983
Comprehensive income (loss) attributable noncontrolling interests	4,102	(833)	3,631
Comprehensive income attributable to Lansing Trade Group, LLC	$52,432	$63,172	$56,352

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013, and 2012

(amounts in thousands)	Members' Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances at January 1, 2012	$61,728	$(107)	$26,799	$88,420
Net income	56,271	—	3,631	59,902
Contributions	7,200	—	1,250	8,450
Redemptions	(9,511)	—	(2,011)	(11,522)
Distributions	(35,404)	—	(6,924)	(42,328)
Collateralized member receivables	75	—	—	75
Amortization of deferred compensation plans	6,351	—	—	6,351
Acquisition related addition	375	—	—	375
Foreign currency translation adjustments	—	81	—	81
Change in equity subject to possible redemption	(27,967)	—	—	(27,967)
Balances at December 31, 2012	59,118	(26)	22,745	81,837
Net income	64,007	—	(1,475)	62,532
Contributions	12,661	—	—	12,661
Redemptions	(10,327)	—	(14,410)	(24,737)
Distributions	(34,874)	—	(95)	(34,969)
Collateralized member receivables	75	—	—	75
Fair value of noncontrolling interests acquired	—	—	12,121	12,121
Amortization of deferred compensation plans	7,474	—	590	8,064
Acquisition related reduction	(446)	—	—	(446)
Foreign currency translation adjustments	—	(835)	642	(193)
Change in equity subject to possible redemption	(19,394)	—	—	(19,394)
Balances at December 31, 2013	78,294	(861)	20,118	97,551
Net income	57,585	—	4,383	61,968
Contributions	295	—	—	295
Redemptions	(74,076)	—	(9,303)	(83,379)
Distributions	(18,649)	—	—	(18,649)
Amortization of deferred compensation plans	7,825	—	(590)	7,235
Acquisition related reduction	(8,828)	374	(374)	(8,828)
Foreign currency translation adjustments	—	(5,153)	(281)	(5,434)
Change in equity subject to possible redemption	(21,319)	—	—	(21,319)
Balances at December 31, 2014	$21,127	$(5,640)	$13,953	$29,440

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012

(amounts in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$61,968	$62,532	$59,902
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,470	11,131	8,831
Income from equity investments	(5,560)	(3,075)	(51)
Net (gain) loss on sale of investments and property	242	(5,949)	(721)
Deferred debt financing and discount accretion costs amortization	1,674	1,065	817
Provision for bad debts	(7,762)	760	6,917
Amortization of deferred compensation plans	8,031	8,221	6,468
Change in deferred income tax liabilities	(1,475)	(486)	(377)
Changes in assets and liabilities, net of effects of acquisitions:
Margin deposits	11,770	(25,754)	8,894
Accounts receivable	(18,350)	167,596	(220,296)
Inventory	(64,392)	144,362	(288,775)
Derivative assets and liabilities	(46,269)	35,713	(54,146)
Accounts payable	21,719	15,669	121,362
Other assets and liabilities	2,648	3,421	1,537
Net cash (used in) provided by operating activities	(22,286)	415,206	(349,638)

Cash flows from investing activities
Payments for business combinations, net of cash acquired	(26,574)	(4,215)	—
Payments for equity interest in consolidated subsidiaries	(18,131)	(2,700)	(2,503)
Proceeds from sale of assets	354	252	—
Payments for equity interests in unconsolidated subsidiaries	(3,393)	(40,410)	(5,000)
Payments for property and equipment	(53,329)	(22,617)	(23,743)
Principal payments received on related party note receivable	—	—	172
Net cash used in investing activities	(101,073)	(69,690)	(31,074)

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012
(Continued)

(amounts in thousands)	2014	2013	2012
Cash flows from financing activities
Capital contributions by members	295	505	7,200
Redemption of membership interests	(74,076)	(7,596)	(6,089)
Distributions to members	(18,649)	(34,874)	(35,404)
Redemption of noncontrolling interest	—	—	(211)
Distributions to noncontrolling interest	—	(95)	(6,924)
Borrowings on lines of credit	1,689,724	1,308,188	1,874,374
Principal payments on lines of credit	(1,595,881)	(1,624,882)	(1,497,907)
Borrowings on inventory repurchase agreements	—	15,500	70,252
Principal payments on inventory repurchase agreements	(15,500)	—	(70,252)
Borrowings on structured trade finance agreements	161,200	333,387	219,774
Principal payments on structured trade finance agreement	(161,200)	(365,533)	(187,628)
Borrowings on other long-term debt	195,252	42,792	20,488
Principal payments on other long-term debt	(45,329)	(15,698)	(3,252)
Cash paid for deferred debt issuance costs	(7,705)	(885)	(402)
Net cash provided by (used in) financing activities	128,131	(349,191)	384,019

Effect of exchange rate on cash	(631)	360	(8)
Net change in cash and cash equivalents	4,141	(3,315)	3,299
Cash and cash equivalents at beginning of year	22,567	25,882	22,583
Cash and cash equivalents at end of year	$26,708	$22,567	$25,882

Supplemental disclosure of cash flow information
Cash paid for interest	$15,426	$10,879	$8,151
Cash paid for income taxes	13,224	583	2,487

Supplemental disclosures on non-cash investing and financing activities
Non-cash capital contributions by members (a)	$—	$12,156	$—
Non-cash contributions from noncontrolling interests	—	—	1,250
Non-cash redemptions of membership interests	—	(3,860)	(3,422)
Non-cash redemptions of noncontrolling interests (a)	—	(12,156)	—
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
Years Ended December 31, 2014, 2013, and 2012

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

At December 31, 2014 and 2013 the Company held a variable interest in a joint venture that owns and operates two grain elevator facilities for which the Company was the primary beneficiary. The Company has a variable interest related to parental guarantees of the entity’s long-term debt and is responsible for managing its operations. At December 31, 2013 the Company also held a variable interest in a joint venture that constructs and operates transloading facilities for which the Company was the primary beneficiary. The Company had variable interests related to equity liquidation rights and contractual arrangements limiting economic activities of the entity. In June 2014, the transloading joint venture became a wholly owned and controlled subsidiary of the Company. In accordance with ASC 810, Consolidation, the Company performs an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of the VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As the primary beneficiary of these VIE’s, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in noncontrolling interests in the Consolidated Balance Sheets and in net income attributable to noncontrolling interests in the Consolidated Statements of Comprehensive Income. The table below presents the assets and liabilities of consolidated VIE’s.

(amounts in thousands)	December 31, 2014	December 31, 2013
Cash and cash equivalents	$17	$294
Margin deposits, net	1,578	2,105
Accounts receivable	1,363	7,666
Commodity derivative assets - current	2,128	5,090
Inventories	20,389	21,111
Other current assets	941	278
Property and equipment, net	23,612	34,721
Commodity derivative assets - long-term	—	17
Goodwill	—	2,155
Other intangibles, net	—	1,877
Current maturities of long-term debt	(1,695)	(2,607)
Accounts payable	(16,605)	(36,754)
Commodity derivative liabilities - current	(1,656)	(6,999)
Other current liabilities	(291)	(786)
Commodity derivative liabilities - long-term	(11)	(19)
Long-term debt	(17,875)	(25,120)

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

Fair Value of Financial Instruments: The carrying amounts recorded in the Company's Consolidated Balance Sheets for accounts and notes receivable, accounts payable, lines of credit and term loans at December 31, 2014 and 2013 approximate their fair values based on the current interest rate environment and terms of the instruments. The Company records derivatives in its financial statements at fair value. The estimated fair value of the Company’s senior notes at December 31, 2014 was approximately $167,667,500 compared to a carrying value of $175,000,000 included in long-term debt. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable transfers of the notes in secondary markets.

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

The redemption price of a membership unit is defined by the operating agreement and is dependent on the timing and circumstances of the event of withdrawal or sale or transfer of the membership unit. Generally, redemptions are based on an appraised value of the Company as determined by an independent appraiser, typically measured on a going-concern basis by applying the income approach and market approach, and approved by the Board of Managers. Based on the provisions of the operating agreement and membership units outstanding, the redemption value of equity subject to possible redemption beyond control of the Company totaled $141,509,245 and $120,189,697 at December 31, 2014 and 2013, respectively. This constitutes approximately 40% and 34% of member units and Restricted Membership Units at December 31, 2014 and 2013, respectively. Redemptions beyond these amounts, without consideration of the proceeds from life insurance policies disclosed below, would cause the Board of Managers to determine whether the financial condition of the Company would be imperiled. Accordingly, provisions of the operating agreement may be invoked by the Board of Managers at its discretion to limit further redemptions. Actual per unit redemption values likely will differ from those presented herein and will be subject to the applicable redemption value at the date of the redemption.

The Company holds life insurance policies on certain key employees. These policies would fund approximately $81,000,000 of the current potential redemptions incurred upon death of the insured members.

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

The net position is recorded within margin deposits or other accounts payable depending on whether the net amount is an asset or liability.

(amounts in thousands)	2014	2013
Cash deposits posted	$15,781	$15,605
Cash deposits received	(13,077)	(1,124)
Unrealized gain on derivatives	43,429	28,271
Unrealized loss on derivatives	(19,651)	(17,894)
	$26,482	$24,858

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

(amounts in thousands)	Balance at beginning of period	Charged to costs and expenses	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - year ended December 31,
2014	$21,365	$2,039	$11,751	$11,653
2013	20,965	760	360	21,365
2012	19,839	6,917	5,791	20,965
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

Deferred Debt Issue Costs: Costs associated with the issuance of debt are capitalized. These costs are amortized using the effective interest method over the stated term of the debt.

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

The aggregate foreign currency transaction gain (loss) included in the determination of net income was $(4,827,531), $(2,187,742), and $5,035,092 in 2014, 2013, and 2012, respectively. To reduce the exposure to foreign currency exchange risk on foreign currency-denominated forward purchase and sale contracts, the Company may enter into regulated commodity futures that are not denominated in a foreign currency. The net gain and loss on these hedging activities offset the foreign currency transaction net gain and loss and are included in cost of goods sold. The Company also uses foreign exchange forward rate derivative contracts to mitigate foreign currency exchange risk as disclosed in Note 5.

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

Service fees for transloading, storage, and commodity marketing agreements are recognized in other operating income as earned and totaled $19,350,452, $6,222,193, and $1,253,516 in 2014, 2013, and 2012, respectively.

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

Subsequent Events: Management has performed an analysis of the activities and transactions subsequent to December 31, 2014 to determine the need for any adjustments to and disclosures within the consolidated financial statements for the period ended December 31, 2014. Management has performed their analysis through February 27, 2015, the date the financial statements were available to be issued.

NOTE 2 - ACQUISITIONS

In November 2014, the Company purchased a sand processing facility in Minnesota for $26,573,860 in cash to expand the products and services it provides to the energy industry. Machinery and equipment assets were valued using the cost approach and based on replacement cost less physical depreciation and functional obsolescence. The fair value of the identifiable intangible assets was determined by applying the income approach. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate of 22%-23% that was benchmarked with reference to the implied rate of return from the transaction model, (3) a terminal value based on long-term sustainable growth rate of 3%. The weighted average amortization period of the acquired identifiable intangible assets is 9.3 years.

The following table summarizes the purchase price allocation of the assets acquired in the acquisition at their fair values as of the acquisition date. The excess of the purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill, which relates to the value of a fully functional business with future growth opportunities and that was complimentary to existing operations.

(amounts in thousands)	Sand processing facility
Consideration:
Cash paid	$26,574
Recognized amounts of assets acquired and liabilities assumed:
Inventory	$74
Machinery and equipment	16,788
Intangibles	5,560
Goodwill	4,152
Fair value of net assets acquired	$26,574

In April 2013, the Company acquired a 50% controlling financial interest in a new joint venture created to construct and operate transloading facilities in Texas. The joint venture partner contributed its business and certain assets and contractual arrangements, including transloading fixed assets and machinery and equipment, for a 50% equity interest. Upon formation of the joint venture, the Company was determined to be the primary beneficiary and the results of operations of the joint venture since its formation are included in the Company’s consolidated financial statements.

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

The following table summarizes the purchase price allocation of the assets acquired and liabilities assumed in the acquisition at their fair values as of the acquisition date. The excess of the purchase consideration over the fair value of the identifiable net assets acquired was recorded as goodwill, which consists largely of management’s knowledge of and experience in the markets in which the joint venture operates that are not separable from the acquired enterprise.

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

In June 2014, the Company purchased an additional 50% of the equity of the joint venture for $21,000,000 in cash and equity, increasing its ownership to 100%. The Company recorded a $8,043,346 reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

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

In April 2014, the Company purchased an additional 25% of the equity of the U.K.-based commodity merchandising company for $5,531,410 in accordance with the stock purchase agreement, increasing its ownership to 76%. The Company recorded a $784,921 reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

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

NOTE 3 - INVESTMENTS

Investments in unconsolidated subsidiaries in which the Company has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting and, therefore, carried at cost and adjusted for the Company's proportionate share of their earnings and losses. Investments in unconsolidated subsidiaries in which the Company does not have the ability to exercise significant influence and where the investment has no easily determinable fair value are accounted for using the cost method of accounting and are carried at historical cost.

In April 2014, the Company purchased approximately 10% of the equity of a Canadian grain elevator company for $3,107,231 which it accounts for using the cost method. At December 31, 2014 the fair value of this investment was not estimated as there were no factors identified that may have a significant adverse effect on the fair value of the investment and the fair value of the investment is not easily determinable.

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

In October 2012, the Company invested $5,000,000 for an equity interest of 50% in a newly formed Canadian commodity merchandising joint venture. The 50% equity interest not owned by the Company was repurchased by the joint venture on December 31, 2013. As a result of this redemption, the Canadian commodity merchandising entity is a wholly owned consolidated subsidiary of the Company.

The Company's equity method investments are summarized as follows:

(amounts in thousands)	December 31, 2014	December 31, 2013
Canadian grain elevator company	$48,379	$48,237
Other investments at equity	3,283	1,712
	$51,662	$49,949

The following is a summary of financial position and results of operations of the group of investees detailed above, which are similar in nature of operation:

(amounts in thousands)	2014	2013
Current assets	$500,748	$588,440
Property, plant, and equipment	95,214	98,184
Other assets	47,670	31,638
	$643,632	$718,262

Current liabilities	$402,099	$492,181
Long-term liabilities	119,517	120,782
Equity	122,016	105,299
	$643,632	$718,262

Sales	$2,493,129	$1,791,175
Net income	$17,126	$5,056

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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis under ASC 820 at December 31, 2014 and 2013:

	2014
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$1,875	$21,903	$—	$23,778
Readily marketable inventories	—	318,947	—	318,947
Commodity derivative assets	—	207,817	15,666	223,483
Total assets	$1,875	$548,667	$15,666	$566,208

Liabilities:
Commodity derivative liabilities	—	147,897	—	147,897
Total liabilities	$—	$147,897	$—	$147,897

	2013
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$11,450	$(1,073)	$—	$10,377
Readily marketable inventories	—	280,389	—	280,389
Commodity derivative assets	—	142,790	—	142,790
Total assets	$11,450	$422,106	$—	$433,556

Liabilities:
Commodity derivative liabilities	—	100,061	—	100,061
Total liabilities	$—	$100,061	$—	$100,061

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

The Company's commodity derivative assets and liabilities that are measured at fair value include forward commodity purchase and sales contracts and are classified in Level 2 or Level 3. Fair value for forward commodity purchase and sales contracts is estimated based on exchange-quoted prices as well as observable quotes for local basis adjustments and at times unobservable inputs. Any transfers between levels are recorded at the beginning of the reporting period.

When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2. When unobservable inputs, including management’s estimate of the potential loss in the event counterparty non-

performance, have a significant impact on the measurement of fair value, the contract's fair value is classified in Level 3. The fair value of certain derivative contracts classified in Level 3 at December 31, 2014 includes an adjustment of $4,717,761 related to potential counterparty non-performance losses.

The following table presents reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models that management believes reflect assumptions that would be used by a marketplace participant.

Level 3 Instruments
Fair Value Measurements
(amounts in thousands)	Commodity Derivatives, Net
Balance at December 31, 2013	$—
Net unrealized gains and losses included in cost of goods sold	(2,658)
Transfers into Level 3	18,324
Balance at December 31, 2014	$15,666

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

Changes in fair values of these commodity contracts and related inventories are included in cost of goods sold in the Consolidated Statements of Comprehensive Income. The estimated fair value of the regulated commodity futures contracts as well as other exchange-traded contracts is recorded on a net basis (offset against cash collateral posted or received) within margin deposits on the Consolidated Balance Sheets. Management determines fair value based on ASC 820.

The Company also uses futures and options contracts associated with its speculative trading policy. Open positions under the speculative trading policy are held in a non-guaranteed subsidiary and have been recorded at fair value with the offsets being recorded in other operating income and constitute substantially all of the other operating income disclosed below.

Foreign Currency Derivatives: The Company uses foreign exchange forward rate agreements in certain operations to mitigate the risk from exchange rate fluctuations in connection with anticipated transactions denominated in foreign currencies. The fair value of the Company's foreign exchange forward rate agreements was a net loss of $2,354,929 and $922,651 at December 31, 2014 and 2013, respectively, and was included in margin deposits. Aggregate foreign currency transaction gains and losses related to non-trading activities are included in other income and presented separately in the derivative-based transaction activities alternative disclosure below. Aggregate foreign currency transaction gains and losses related to trading activities are included in cost of goods sold in the derivative-based transaction activities alternative disclosure below.

Quantitative Disclosures: The table below presents the fair value of the Company's commodity derivatives and the Consolidated Balance Sheet line item in which they are located as of December 31, 2014 and 2013:

(amounts in thousands)	December 31, 2014	December 31, 2013
Commodity derivative assets - current	$223,065	$142,689
Commodity derivative assets - long-term	419	101
Commodity derivative liabilities - current	(147,694)	(99,534)
Commodity derivative liabilities - long-term	(203)	(527)
Regulated futures and options contract gains in margin deposits	16,656	24,228
Regulated futures and options contract losses in margin deposits	(14,781)	(12,778)
Exchange-traded OTC contract gains included in margin deposits	26,430	3,905
Exchange-traded OTC contract losses included in margin deposits	(2,172)	(4,055)
Total estimated fair value of commodity derivatives	$101,720	$54,029

At December 31, 2014, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 93,905,128 and net Great British pounds sales of UK£ 7,523,162. At December 31, 2013, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 75,833,814 and net Great British pounds of UK£ 8,907,339. The Company considers the functional currency of its U.S. operations the U.S. dollar. Accordingly, unrealized gains and losses on open contracts are charged to current cost of goods sold.

ASC 815-50 requires the Company to disclose the location and amount of the gains and losses from its derivative instruments reported in the Consolidated Statements of Comprehensive Income. The Company uses various derivative instruments, as described above, as well as non-derivative instruments (i.e., commodity inventory valued at estimated market value less cost of disposal) in its risk management strategies and activities. Substantially all of the Company's sales are the result of physical delivery of commodities against forward cash contracts and substantially all of the Company's cost of goods sold are the result of purchases of commodities on forward cash contracts, gains and losses from all other derivatives along with the change in value of the Company's grain and feed ingredients inventories.

The following table includes the alternative disclosures about gains and losses from activities that include non-designated derivative instruments as well as non-derivative instruments and their reporting in the Consolidated Statements of Comprehensive Income:

(amounts in thousands)	2014	2013	2012
Derivative-based transaction activities
Sales	$6,134,205	$8,574,336	$6,952,571
Cost of goods sold	5,995,964	8,422,324	6,813,129
Gross margin	138,241	152,012	139,442
Other operating income	5,934	2,678	16,578
Other (loss) income - net	(126)	(397)	10

At December 31, 2014 and 2013, the Company had the following gross quantities outstanding on commodity derivative contracts:

	2014	2013	Unit of measure
Commodity:
Corn	407,405,806	471,571,514	bushels
Wheat	170,383,252	98,916,149	bushels
Soybeans	101,622,291	93,772,511	bushels
Dried distillers grain	3,967,415	4,215,219	tons
Cottonseed	389,417	278,065	tons
Ethanol	236,186,364	208,401,215	gallons
Crude oil	5,491,853	12,960,877	gallons
Propane	882,000	1,470,000	gallons
Gasoline	19,572,000	26,334,000	gallons
Biodiesel	14,175,822	—	gallons
Forward freight agreements	45	165	days
Other	1,019,234	906,701	metric tons

NOTE 6 - INVENTORIES

Grain and feed ingredients inventories stated at estimated market value less cost of disposal at December 31, 2014 and 2013 consist of the following:

(amounts in thousands)	2014	2013
Corn	$86,799	$60,732
Soybeans	108,910	101,438
Wheat	72,857	53,875
Dried distillers grain	19,560	49,028
Cottonseed	17,765	6,862
Other inventories	13,056	8,454
	$318,947	$280,389

Inventories stated at the lower of cost or market at December 31, 2014 and 2013 consist of the following:

(amounts in thousands)	2014	2013
Ethanol	$8,320	$3,436
Potato products	20,355	16,252
Organic grains and ingredients	16,023	20,605
Fishmeal	4,753	4,138
Crude oil	10,939	—
Other inventories	11,850	3,168
	$72,240	$47,599

Inventories shown on the Consolidated Balance Sheets at December 31, 2014 and 2013 do not include 611,468 and 1,257,002 bushels of grain, respectively, held in storage for others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with the above inventory held in storage for others. Management does not anticipate material losses on any deficiencies.

NOTE 7 - GOODWILL AND INTANGIBLES

As of December 31, 2014, the Company determined that no impairment to goodwill exists. Separable intangible assets with finite lives are amortized over their useful lives. Amortization expense was $2,783,130, $2,399,131, and $2,070,000 for 2014, 2013, and 2012, respectively. Other intangible assets consist of acquired customer lists and trade names.

		Other Intangible Assets
(amounts in thousands)	Goodwill	Gross Amount	Accumulated Amortization
December 31, 2013	$17,048	$23,543	$(9,127)
December 31, 2014	21,200	29,060	(11,888)

Expected future annual amortization expense is as follows:

(amounts in thousands)
2015	$3,543
2016	3,409
2017	3,312
2018	3,232
2019	2,758
Thereafter	918

NOTE 8 - DEBT

At December 31, 2014 and 2013 the Company's debt consists of the following:

(amounts in thousands)	December 31, 2014	December 31, 2013
Line of credit facility	$218,853	$122,318
Senior notes maturing February 15, 2019	175,000	—
Term loans secured with certain property and equipment	54,211	59,282
Credit facilities of U.K.-based commodity merchandising company due on demand	7,764	10,950
Subordinated note payable maturing March 5, 2015	—	14,950
Inventory repurchase agreements	—	15,500
Other obligations	—	5,006
	455,828	228,006
Less current maturities	232,638	156,471
	$223,190	$71,535

On February 12, 2014, the Company issued $175,000,000 in senior notes due February 15, 2019 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933. Interest accrues on the notes at a fixed annual interest rate of 9.25% and is payable semi-annually. The effective interest rate on the notes is 10.1%.

On January 22, 2014, the Company amended the syndicated credit agreement, originally entered into on September 1, 2009 and subsequently amended on July 15, 2011, to extend the maturity date to January 22, 2018 and amend certain terms including allowing for the issuance of the senior notes. The credit facility provided a revolving line of credit in the amount of $450,000,000 at December 31, 2014 and 2013. The actual credit available is based on security in the form of eligible current assets of the Company as determined by the provisions included in the credit agreement. Total availability under the agreement was $273,175,425 and $231,431,552 at December 31, 2014 and 2013, respectively. The credit agreement accrues interest at a variable rate and had a weighted average interest rate on the outstanding borrowings of 2.06% and 2.21% at December 31, 2014 and 2013, respectively.

The amended credit agreement also provided for an additional $40,000,000 loan tranche utilized to partially fund membership redemptions prior to the issuance of the senior notes. This additional tranche was borrowed on January 22, 2014 and repaid upon issuance of the senior notes in February 2014. The effective cost of this borrowing was 3.94%.

In October 2013, the Company was advanced $15,500,000 by a financial institution under an inventory repurchase agreement for 2,500,000 bushels of wheat. The Company repurchased this grain on February 3, 2014 in accordance with this agreement. The effective cost of these funds was 1.78% at December 31, 2013.

In July 2013, the Company refinanced the existing term loan secured by certain property and equipment in Louisiana. The loan was increased to $26,000,000 and now matures in July 2028. The fixed interest rate on these borrowings at December 31, 2014 was 4.76%.

On June 28, 2012, the Company entered into a term loan that was secured by certain property and equipment in Nebraska for $5,600,000. The loan matures in July 2022. The fixed interest rate on these borrowings at December 31, 2014 was 4.19%.

In June 2013, the Company entered into a second term loan secured by certain property and equipment in Nebraska for $16,363,750. The loan matures in June 2028. The fixed interest rate on these borrowings at December 31, 2014 was 4.45%.

On August 31, 2010, the Company entered into a term loan that was secured by certain property and equipment in Idaho for $9,300,000. The loan matures in September 2020. The fixed interest rate on these borrowings at December 31, 2014 was 5.21%.

The long-term debt of the transloading company, formerly the transloading joint venture, was comprised of several term loans with a combined balance of $5,749,541 and $6,556,281 at December 31, 2014 and 2013, respectively. The notes have various maturities through April 2023, fixed interest rates between 4.99% and 6.50%, and are generally secured with certain equipment of the transloading company.

The debt of the acquired U.K.-based commodity merchandising company is comprised of credit agreements arranged with certain financial institutions extending a total $28,000,000 for trade and inventory finance activities. Amounts drawn on the credit agreements are due on demand and accrue interest LIBOR plus spreads from 2% to 3%.

The $15,000,000 subordinated note payable issued in March 2012 with a maturity date of March 5, 2015 was repaid upon issuance of the senior notes in February 2014. The note was issued at a discount of 75 basis points and required monthly cash interest payments at 9.0% plus the one year LIBOR rate. Unlike typical long-term debt, interest rates and other terms for subordinated debt are not readily available and generally involve a variety of factors, including due diligence by the debt holders. As such, the Company believes that it is not practicable to determine the fair value of the subordinated note payable at December 31, 2013 without incurring excessive costs.

The aggregate annual maturities of long-term borrowings are as follows:

(amounts in thousands)
2015	$6,021
2016	5,851
2017	5,491
2018	5,402
2019	180,404
Thereafter	26,042

The Company had outstanding letters of credit totaling $4,655,088 at December 31, 2014 expiring on or before October 30, 2015. The Company had outstanding letters of credit totaling $6,892,071 at December 31, 2013 all of which expired or were canceled during 2014.

Borrowings under the credit agreement are secured by substantially all assets of the Company, excluding certain property and equipment. Because the actual credit available is based on eligible current assets of the Company as determined by the provisions included in the credit agreement, the balance due is presented as a current liability. The line of credit facility, subordinated note, and term loans contain various covenants, including covenants related to tangible net worth, working capital, and certain other items. The Company was in compliance with all financial covenants at December 31, 2014. The Company was in compliance with or had waivers for non-compliance for all financial covenants at December 31, 2013.

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

The components of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

(amounts in thousands)	2014	2013
Deferred income tax assets:
Unrealized derivative contract losses	$16,333	$10,044
Allowance for doubtful accounts	572	293
In-transit activity	773	423
Other	360	456
Net operating loss carryforwards	249	555
	18,287	11,771
Valuation allowance	(185)	(346)
Total deferred income tax assets	18,102	11,425

Deferred income tax liabilities:
Unrealized derivative contract gains	(20,284)	(14,195)
In-transit activity	—	—
Property and equipment	(4)	(10)
Intangibles	(3,993)	(4,869)
Other	—	(12)
Total deferred income tax liabilities	(24,281)	(19,086)

Net deferred income tax liabilities	$(6,179)	$(7,661)

The components of the provision for income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows:

(amounts in thousands)	2014	2013	2012
Current:
U.S. Federal	$5,682	$2,957	$1,904
State	922	204	380
Foreign	5,478	434	(198)
	12,082	3,595	2,086

Deferred:
U.S. Federal	(1,358)	276	(327)
State	(61)	(108)	(57)
Foreign	(56)	(654)	8
	(1,475)	(486)	(376)

Total income tax provision	$10,607	$3,109	$1,710

Under guidance issued by the FASB with respect to accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Total unrecognized tax benefits were $723,675 at December 31, 2014 and 2013. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had $273,992 of accrued interest and penalties at December 31, 2013 and 2012. The unrecognized tax benefit and related interest and penalties reflected at December 31, 2013 and 2012 are the result of amounts recorded in the LVI acquisition.

The Company does not anticipate that the total unrecognized tax benefits will be reduced within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the United States, Canada, the U.K., and certain other foreign federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2011. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 10 - SHARE BASED COMPENSATION PLANS

The Company has a Restricted Membership Unit Plan, which is considered a share based compensation plan. The Board of Managers or a committee appointed by the Board of Managers determines employee eligibility for the plan. The Company believes that such awards better align the interests of its employees with those of its members. During 2014 and 2013, the committee authorized the granting of $8,008,293 and $8,960,734, respectively, worth of Restricted Membership Units with the number of units being determined based upon fair value determined by an independent valuation. The grants primarily are deferrals of annual performance incentives to be issued in Restricted Membership Units in accordance with the Company's compensation plans. The Restricted Membership Units generally vest one-fourth at issuance and one-fourth on January 1 each year for three years following the initial grant date as long as the individual remains an employee of the Company. The units vest immediately upon death or disability of the employee. The units also provide for accelerated vesting if there is a change in control (as defined in the Plan) or discharge without cause.

Upon vesting, Restricted Membership Units become full membership units subject to all provisions of the Company's operating agreement; however, upon the event of withdrawal from membership by the employee, the vested units received through this plan must be redeemed by the Company as if the member died or became disabled and unvested units are forfeited.

Compensation expense attributable to the vesting of Restricted Membership Units and charged against income for 2014, 2013, and 2012 was $7,825,640, $7,473,702, and $6,467,938, respectively. Expected future compensation expense related to the granted awards, assuming no additional forfeitures, is as follows:

(amounts in thousands)	2014 Awards	2013 Awards	2012 Awards	Total
2015	$1,482	$1,673	$1,422	$4,577
2016	1,454	1,482	—	2,936
2017	1,454	—	—	1,454
Total	$4,390	$3,155	$1,422	$8,967

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases office space primarily in North America from various leasing companies under noncancelable operating leases expiring through January 31, 2018. These agreements require monthly rentals of approximately $94,000, plus the payment of insurance and normal maintenance on the property.

The Company leases terminal space under noncancelable operating leases expiring on various dates through May 2015 for the purpose of storing ethanol inventory. These agreements require a minimum monthly warehousing charge, subject to escalation tied to the All-Urban Consumer Price Index (CPI), plus payment for storage capacity in excess of contracted capacity.

The Company leases railroad cars from various railcar leasing companies, including a member, for the transporting of commodities under noncancelable operating leases expiring through September 30, 2020. These agreements require monthly rentals of approximately $2,100,000 plus the payment of excess mileage charges and any damage repairs.

Future minimum operating lease payments are as follows and include minimum lease payments to a member totaling $611,955 and $364,635 in 2015 and 2016, respectively:

(amounts in thousands)
2015	$20,614
2016	14,346
2017	8,717
2018	4,372
2019	2,575
Thereafter	1,069
$51,693

Total rent expense for 2014, 2013, and 2012 was $11,664,055, $11,062,534, and $13,470,716, respectively.

The Company is subject to various legal and administrative claims arising in the normal course of business. The Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Management estimates probable contingent losses for ongoing claims and has recorded liabilities for these claims at December 31, 2014. Management believes that any liability that may result from any known claims considered reasonably possible are immaterial to the Company's financial position.

NOTE 12 - RELATED PARTIES

The Company leases most of its employees from a related party under a services agreement. This agreement stipulates all payroll and payroll related benefits be reimbursed on a direct cost basis, including administrative costs, to the related party. Total charges for services provided for the years ended December 31, 2014, 2013, and 2012 amounted to $73,269,601, $64,655,013, and $57,455,697, respectively. Amounts due under the agreement at December 31, 2014 and 2013 were $6,225,002 and $5,714,905, respectively, and included as other current liabilities.

In August 2010, the Company issued a $10,000,000 subordinated loan to a related party with a 7.00% coupon rate that is payable semi-annually. The note is due in full in seven years and requires the related party to make payments towards the outstanding balance in the interim periods based on certain earnings thresholds.

The Company buys and sells cash commodities and renewable fuels and enters into certain railcar leasing and maintenance transactions with related parties. These related party balances as of December 31, 2014 and 2013 and transactions as of and for the years ended December 31, 2014, 2013, and 2012 are as follows:

(amounts in thousands)	2014	2013	2012
Sales	$36,673	$129,810	$122,671
Cost of goods sold	267,274	326,023	171,847
Interest income	981	562	525
Interest expense	205	467	221
Gain on deconsolidation of a subsidiary	—	5,788	—

Accounts receivable	$372	$24,162
Note receivable	9,828	9,828
Current maturities of long-term debt	—	2,433
Accounts payable	34,472	78,183
Net gain (loss) on forward cash purchase and cash sales contracts	(283)	(4,043)
Long-term debt	—	2,573

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
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2014, the certifying officers have concluded that the Company's disclosure controls and procedures were effective.
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
Management has excluded six grain and four agronomy locations from our assessment of internal control over financial reporting as of December 31, 2014 because these locations were acquired from the Auburn Bean and Grain Company by the Company in an acquisition in the fourth quarter of 2014. The assets in the acquired locations represent approximately 6.7% of the Company's total assets as of December 31, 2014 and approximately 1.0% of the Company's total revenues for the year ended December 31, 2014.
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 8, 2015 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2014, 2013 and 2012	117

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

	4.6	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428

	10.1	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

	10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

	10.18	The Andersons, Inc. Long-Term Performance Compensation Plan dated May 6, 2005 * (Incorporated by reference to Appendix A to the Proxy Statement for the May 6, 2005 Annual Meeting).

	10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007).

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

10.49	Form of Restricted Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.5	Form of Performance Share Unit Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.51	Form of Restricted Share Award Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

10.52	Form of Performance Share Unit Agreement (Incorporated by reference from Form 10-Q filed May 9, 2012).

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

10.55	Stock Purchase Agreement among the Sellers and The Andersons, Inc. and Lansing Trade Group LLC dated May 31, 2013 (Incorporated by reference from Form 8-K filed August 2, 2013).

10.56	Membership Interest Redemption Agreement between Lansing Trade Group, LLC and The Andersons Agriculture Group, L.P. (Incorporated by reference from Form 8-K filed January 23, 2014).

10.57
Second Amended and Restated Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 2013. (The exhibits to the Marking Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)

10.58	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 2013. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.59	Form of Performance Share Unit Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.6	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.61	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.62	Form of Performance Share Unit Agreement. (Incorporated by reference to Form 10-Q filed May 9, 2014).

10.63	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-Q filed May 9, 2014).

10.64	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-Q filed May 9, 2014).

10.65
Fifth Amended and Restated Loan Agreement, dated March 4, 2014, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender. (Incorporated by reference to Form 10-Q filed May 9, 2014).

10.66	The Andersons, Inc. 2014 Long-Term Incentive Compensation Plan effective May 2, 2014 * (Incorporated by reference to Appendix C to the Proxy Statement for the May 2, 2014 Annual Meeting)

10.67
Agreement and Plan of Merger and Purchase Agreement Among The Shareholders of Auburn Bean and Grain Co. and The KMA Group LLC as Seller and The Andersons, Inc. as Buyer and TAI Acquisition Co. dated October 7, 2014. (Incorporated by reference to Form 10-K filed October 8, 2014).

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

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

THE ANDERSONS, INC. (Registrant)

Date: March 2, 2015	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Michael J. Anderson	Chairman and Chief Executive Officer	3/2/2015	/s/ Ross W. Manire	Director	3/2/2015
Michael J. Anderson	(Principal Executive Officer)		Ross W. Manire

/s/ John Granato	Chief Financial Officer	3/2/2015	/s/ Donald L. Mennel	Director	3/2/2015
John Granato	(Principal Financial Officer)		Donald L. Mennel

/s/ Anne G. Rex	Vice President, Corporate Controller	3/2/2015	/s/ Patrick S. Mullin	Director	3/2/2015
Anne G. Rex	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Gerard M. Anderson	Director	3/2/2015	/s/ John T. Stout, Jr.	Director	3/2/2015
Gerard M. Anderson			John T. Stout, Jr.

/s/ Robert J. King, Jr.	Director	3/2/2015	/s/ Jacqueline F. Woods	Director	3/2/2015
Robert J. King, Jr.			Jacqueline F. Woods

/s/ Catherine M. Kilbane	Director	3/2/2015
Catherine M. Kilbane

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - Year ended December 31,
2014	$4,993	$1,183	$—	$(1,532)	$4,644
2013	4,883	1,187	—	(1,077)	4,993
2012	4,799	1,129	46	(1,091)	4,883
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.