Form 10-Q
period 2015-03-31
Andersons, Inc.
filed 2015-05-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.4 million common shares outstanding, no par value, at April 30, 2015.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$54,461	$114,704	$43,693
Restricted cash	685	429	652
Accounts receivable, net	209,928	183,059	191,972
Inventories (Note 2)	743,957	795,655	725,584
Commodity derivative assets – current	86,824	92,771	119,330
Deferred income taxes	12,878	7,337	9,104
Other current assets	65,017	60,492	48,214
Total current assets	1,173,750	1,254,447	1,138,549
Other assets:
Commodity derivative assets – noncurrent	243	507	1,365
Goodwill	72,365	72,365	58,554
Other assets, net	54,454	59,162	55,974
Pension asset	—	—	15,079
Equity method investments	222,082	226,857	232,396
	349,144	358,891	363,368
Rail Group assets leased to others, net (Note 3)	313,095	297,747	237,534
Property, plant and equipment, net (Note 3)	451,638	453,607	386,132
Total assets	$2,287,627	$2,364,692	$2,125,583

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Liabilities and equity
Current liabilities:
Short-term debt	$311,660	$2,166	$226,100
Accounts payable for grain	206,153	535,974	183,998
Other accounts payable	164,224	170,849	177,623
Customer prepayments and deferred revenue	130,254	99,617	124,981
Commodity derivative liabilities – current	55,401	64,075	32,153
Accrued expenses and other current liabilities	64,065	78,610	56,290
Current maturities of long-term debt (Note 4)	19,037	76,415	90,760
Total current liabilities	950,794	1,027,706	891,905
Other long-term liabilities	14,871	15,507	14,749
Commodity derivative liabilities – noncurrent	2,084	3,318	734
Employee benefit plan obligations	59,557	59,308	39,989
Long-term debt, less current maturities (Note 4)	323,258	298,638	306,161
Deferred income taxes	139,145	136,166	128,716
Total liabilities	1,489,709	1,540,643	1,382,254
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 29,430, 29,353 and 28,797 shares issued at 3/31/15, 12/31/14 and 3/31/14, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	223,179	222,789	184,474
Treasury shares, at cost (859, 390 and 378 shares at 3/31/15, 12/31/14 and 3/31/14, respectively)	(32,551)	(9,743)	(8,750)
Accumulated other comprehensive loss	(58,130)	(54,595)	(24,157)
Retained earnings	644,530	644,556	567,849
Total shareholders’ equity of The Andersons, Inc.	777,124	803,103	719,512
Noncontrolling interests	20,794	20,946	23,817
Total equity	797,918	824,049	743,329
Total liabilities and equity	$2,287,627	$2,364,692	$2,125,583
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Sales and merchandising revenues	$950,090	$1,003,294
Cost of sales and merchandising revenues	866,777	926,519
Gross profit	83,313	76,775
Operating, administrative and general expenses	78,604	70,985
Interest expense	6,039	6,002
Other income:
Equity in earnings of affiliates, net	3,261	20,501
Other income, net	3,107	19,612
Income before income taxes	5,038	39,901
Income tax provision	1,093	13,872
Net income	3,945	26,029
Net (loss) income attributable to the noncontrolling interests	(152)	3,321
Net income attributable to The Andersons, Inc.	$4,097	$22,708
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.14	$0.80
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.14	$0.80
Dividends declared	$0.14	$0.11
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended March 31,
	2015	2014
Net income	$3,945	$26,029
Other comprehensive income (loss), net of tax:
Decrease in estimated fair value of investment in debt securities (net of income tax of $0 and $1,958)	—	(3,232)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(236) and $(113) - Note 8)	390	187
Foreign currency translation adjustments (net of income tax of $(613) and $0)	(3,983)	—
Cash flow hedge activity (net of income tax of $(35) and $(42))	58	69
Other comprehensive loss	(3,535)	(2,976)
Comprehensive income	410	23,053
Comprehensive (loss) income attributable to the noncontrolling interests	(152)	3,321
Comprehensive income attributable to The Andersons, Inc.	$562	$19,732
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2015	2014
Operating Activities
Net income	$3,945	$26,029
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	17,523	13,856
Bad debt expense	188	377
Cash distributions in excess of (less than) income of unconsolidated affiliates	1,404	45,061
Gain on sale of investments in affiliates	—	(17,055)
Gains on sales of Rail Group assets and related leases	(4,522)	(10,769)
Excess tax benefit from share-based payment arrangement	(224)	(1,608)
Deferred income taxes	(3,446)	6,264
Stock-based compensation expense	736	1,462
Other	890	(2,504)
Changes in operating assets and liabilities:
Accounts receivable	(28,366)	(19,390)
Inventories	51,698	(110,661)
Commodity derivatives	(3,696)	(86,842)
Other assets	(4,042)	(1,730)
Accounts payable for grain	(329,821)	(408,185)
Other accounts payable and accrued expenses	11,074	67,082
Net cash used in operating activities	(286,659)	(498,613)
Investing Activities
Purchases of Rail Group assets	(23,455)	(14,005)
Proceeds from sale of Rail Group assets	12,851	25,465
Purchases of property, plant and equipment	(6,742)	(5,523)
Proceeds from sale of property, plant and equipment	80	108
Proceeds from returns of investments in affiliates	—	31,457
Change in restricted cash	(256)	(244)
Net cash (used in) provided by investing activities	(17,522)	37,258
Financing Activities
Net change in short-term borrowings	308,500	226,100
Proceeds from issuance of long-term debt	30,799	3,598
Payments of long-term debt	(63,466)	(30,560)
Purchase of treasury stock	(27,783)	—
Proceeds from sale of treasury shares to employees and directors	403	1,499
Payments of debt issuance costs	(107)	(3,175)
Dividends paid	(4,059)	(3,107)
Excess tax benefit from share-based payment arrangement	224	1,608
Other	(573)	—
Net cash provided by financing activities	243,938	195,963
Decrease in cash and cash equivalents	(60,243)	(265,392)
Cash and cash equivalents at beginning of period	114,704	309,085
Cash and cash equivalents at end of period	$54,461	$43,693

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					22,708	3,321	26,029
Other comprehensive loss				(2,976)			(2,976)
Cash distributions to noncontrolling interest						(2,451)	(2,451)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,530 (214 shares)		18	1,472				1,490
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.11 per common share)					(3,126)		(3,126)
Performance share unit dividend equivalents		134			(134)		—
Balance at March 31, 2014	$96	$184,474	$(8,750)	$(24,157)	$567,849	$23,817	$743,329

Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income (loss)					4,097	(152)	3,945
Other comprehensive loss				(3,535)			(3,535)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $216 (162 shares)		(4,051)	4,975				924
Purchase of treasury shares (631 shares)			(27,783)				(27,783)
Dividends declared ($0.14 per common share)					(3,985)		(3,985)
Shares issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at March 31, 2015	$96	$223,179	$(32,551)	$(58,130)	$644,530	$20,794	$797,918
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
In the opinion of management, all adjustments consisting of normal and recurring items, considered necessary for fair presentation of the results of operations, financial position, and cash flows for the periods indicated, have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.
The Condensed Consolidated Balance Sheet data at December 31, 2014 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2014 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for annual and interim periods beginning after December 15, 2015. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements and disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This standard provides amendments to the manner in which companies assess the characteristics of variable interest entities. The standard is effective for annual periods beginning after December 15, 2015. The Company is currently assessing the impact this standard will have on its Consolidated Financial Statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is currently effective for annual and interim periods beginning after December 15, 2016, however, the FASB has tentatively extended the effective date for one year, pending final approval. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Grain	$470,216	$570,916	$488,492
Ethanol and by-products	9,940	13,154	17,658
Plant nutrients and cob products	229,551	181,136	188,362
Retail merchandise	27,311	23,810	26,205
Railcar repair parts	6,739	6,431	4,661
Other	200	208	206
	$743,957	$795,655	$725,584

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2015, December 31, 2014 and March 31, 2014 do not include 1.8 million, 3.1 million and 5.6 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Land	$23,380	$23,380	$21,906
Land improvements and leasehold improvements	73,651	71,817	67,876
Buildings and storage facilities	274,877	275,059	234,109
Machinery and equipment	340,109	333,559	309,283
Software	68,193	55,436	13,403
Construction in progress	18,354	29,620	52,200
	798,564	788,871	698,777
Less: accumulated depreciation and amortization	346,926	335,264	312,645
	$451,638	$453,607	$386,132
Depreciation and amortization expense on property, plant and equipment amounted to $12.4 million and $9.9 million for the year-to-date periods ended March 31, 2015 and 2014, respectively.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Rail Group assets leased to others	$402,509	$384,958	$316,520
Less: accumulated depreciation	89,414	87,211	78,986
	$313,095	$297,747	$237,534
Depreciation expense on Rail Group assets leased to others amounted to $4.0 million and $3.4 million for the year-to-date periods ended March 31, 2015 and 2014, respectively.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2014 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $878.1 million, including $28.1 million of non-recourse debt of The Andersons Denison Ethanol LLC ("TADE"). At March 31, 2015, the Company had a total of $538.6 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of March 31, 2015.

The Company’s short-term and long-term debt at March 31, 2015, December 31, 2014 and March 31, 2014 consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Short-term debt – recourse	311,660	2,166	226,100
Total short-term debt	$311,660	$2,166	$226,100
Current maturities of long-term debt – non-recourse	$—	$—	$6,012
Current maturities of long-term debt – recourse	19,037	76,415	84,748
Total current maturities of long-term debt	$19,037	$76,415	$90,760
Long-term debt, less current maturities – non-recourse	$—	$—	$3,288
Long-term debt, less current maturities – recourse	323,258	298,638	302,873
Total long-term debt, less current maturities	$323,258	$298,638	$306,161

In the first quarter of 2015, the Company entered into an agreement to obtain $30.0 million in senior notes payable. The notes payable include $14.0 million with an interest rate of 5.0% due 2040 and $16.0 million with an interest rate of 4.5% due 2030, subject to debt covenants similar to the Company's other borrowing arrangements. These notes payable partially replaced the $61.5 million note payable that matured in March 2015.

5. Derivatives
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

All of these contracts meet the definition of derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

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

The following table presents at March 31, 2015, December 31, 2014 and March 31, 2014, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2015		December 31, 2014		March 31, 2014
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$39,521	$—	$79,646	$—	$142,791	$—
Fair value of derivatives	21,327	—	(10,981)	—	(88,498)	—
Balance at end of period	$60,848	$—	$68,665	$—	$54,293	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$60,071	$254	$1,615	$29	$61,969
Commodity derivative liabilities	(12,768)	(11)	(57,016)	(2,113)	(71,908)
Cash collateral	39,521	—	—	—	39,521
Balance sheet line item totals	$86,824	$243	$(55,401)	$(2,084)	$29,582

	December 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$49,847	$545	$6,123	$118	$56,633
Commodity derivative liabilities	(36,722)	(38)	(70,198)	(3,436)	(110,394)
Cash collateral	79,646	—	—	—	79,646
Balance sheet line item totals	$92,771	$507	$(64,075)	$(3,318)	$25,885

	March 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$86,512	$1,543	$4,552	$308	$92,915
Commodity derivative liabilities	(109,973)	(178)	(36,705)	(1,042)	(147,898)
Cash collateral	142,791	—	—	—	142,791
Balance sheet line item totals	$119,330	$1,365	$(32,153)	$(734)	$87,808

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$67,811	$(53,686)

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	276,158	—	—	—
Soybeans	29,646	—	—	—
Wheat	13,232	—	—	—
Oats	29,883	—	—	—
Ethanol	—	197,961	—	—
Corn oil	—	—	5,651	—
Other	339	—	—	116
Subtotal	349,258	197,961	5,651	116
Exchange traded:
Corn	143,320	—	—	—
Soybeans	38,555	—	—	—
Wheat	26,675	—	—	—
Oats	6,390	—	—	—
Ethanol	—	26,334	—	—
Bean Oil	—	—	60,240	—
Other	—	—	—	10
Subtotal	214,940	26,334	60,240	10
Total	564,198	224,295	65,891	126

	December 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	265,574	—	—	—
Soybeans	23,820	—	—	—
Wheat	14,967	—	—	—
Oats	23,440	—	—	—
Ethanol	—	233,637	—	—
Corn oil	—	—	18,076	—
Other	28	—	—	139
Subtotal	327,829	233,637	18,076	139
Exchange traded:
Corn	159,575	—	—	—
Soybeans	31,265	—	—	—
Wheat	30,360	—	—	—
Oats	7,545	—	—	—
Ethanol	—	41,832	—	—
Bean oil	—	—	2,700	—
Other	—	—	—	5
Subtotal	228,745	41,832	2,700	5
Total	556,574	275,469	20,776	144

	March 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	274,762	—	—	—
Soybeans	29,332	—	—	—
Wheat	12,753	—	—	—
Oats	31,691	—	—	—
Ethanol	—	278,697	—	—
Corn oil	—	—	20,790	—
Other	207	—	—	110
Subtotal	348,745	278,697	20,790	110
Exchange traded:
Corn	197,405	—	—	—
Soybeans	20,810	—	—	—
Wheat	26,750	—	—	—
Oats	8,335	—	—	—
Ethanol	—	82,194	—	—
Subtotal	253,300	82,194	—	—
Total	602,045	360,891	20,790	110

6. Employee Benefit Plans

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

As of December 31, 2014, we have valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. Based on rates as of December 31, 2014, the amount of unamortized losses in other comprehensive income that would result in a one-time noncash pre-tax charge was estimated at $64.6 million. Prior to settling the liabilities, we will contribute such additional amounts (estimated to be approximately $10.3 million at as of December 31, 2014) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion. The impact of termination is subject to rate changes at the time of settlement. This termination does not yet constitute a settlement of liability under applicable accounting guidance for pension plans. The Company anticipates the conversion to individual annuity policies along with the liability discharge to occur in the near future. The defined benefit plan is included in the accompanying table for all periods presented.

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three months ended March 31, 2015 and 2014:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2015	2014
Service cost	$55	$43
Interest cost	1,209	1,162
Expected return on plan assets	(1,561)	(1,905)
Recognized net actuarial loss	370	207
Benefit cost (income)	$73	$(493)

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2015	2014
Service cost	$240	$187
Interest cost	406	393
Amortization of prior service cost	(136)	(136)
Recognized net actuarial loss	392	229
Benefit cost	$902	$673

7. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecast based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily due to the impact of state income taxes and income or losses attributable to non-controlling interests that do not impact the Company’s income tax provision.
For the quarter ended March 31, 2015, the Company recorded income tax expense of $1.1 million at an effective tax rate of 21.7%, which varied from the U.S. Federal tax rate of 35% primarily due to a 12.2% non-recurring tax benefit attributable to the accounting for the investment in a foreign affiliate. For the quarter ended March 31, 2014, the Company recorded income tax expense of $13.9 million at an effective tax rate of 34.8%.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2014. The Company’s consolidated Federal income tax returns for 2011 and 2012 are currently being audited by the IRS, and it is anticipated that the IRS will substantially complete its examination in 2015. The Company does not expect that the resolution of the examination will have a material effect on its effective tax rate.

8. Accumulated Other Comprehensive Loss
The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2015 and 2014:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	58	(3,983)	—	475	(3,450)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)
Net current-period other comprehensive income (loss)	58	(3,983)	—	390	(3,535)
Ending balance	$(306)	$(8,692)	$126	$(49,258)	$(58,130)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	69	—	(3,232)	272	(2,891)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)
Net current-period other comprehensive income (loss)	69	—	(3,232)	187	(2,976)
Ending balance	$(568)	$—	$4,629	$(28,218)	$(24,157)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
The following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the three months ended March 31, 2015 and 2014:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Tax expense
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 6).

9. Earnings Per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s nonvested restricted stock that was granted prior to March 2015 is considered a participating security since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.

(in thousands, except per common share data)	Three months ended March 31,
	2015	2014
Net income attributable to The Andersons, Inc.	$4,097	$22,708
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	8	104
Earnings available to common shareholders	$4,089	$22,604
Earnings per share – basic:
Weighted average shares outstanding – basic	28,742	28,155
Earnings per common share – basic	$0.14	$0.80
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,742	28,155
Effect of dilutive awards	59	69
Weighted average shares outstanding – diluted	28,801	28,224
Earnings per common share – diluted	$0.14	$0.80
There were no antidilutive stock-based awards outstanding at March 31, 2015 or 2014.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015, December 31, 2014 and March 31, 2014:

(in thousands)	March 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,491	$—	$—	$1,491
Restricted cash	685	—	—	685
Commodity derivatives, net (a)	60,796	(31,214)	—	29,582
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	11,583	(3,517)	—	8,066
Total	$74,555	$(34,731)	$13,300	$53,124

(in thousands)	December 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$269	$—	$—	$269
Restricted cash	429	—	—	429
Commodity derivatives, net (a)	72,868	(46,983)	—	25,885
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	10,869	(2,666)	—	8,203
Total	$84,435	$(49,649)	$13,300	$48,086

(in thousands)	March 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$25,821	$—	$—	$25,821
Restricted cash	652	—	—	652
Commodity derivatives, net (a)	82,626	5,182	—	87,808
Convertible preferred securities (b)	—	—	20,530	20,530
Other assets and liabilities (c)	10,960	(951)	—	10,009
Total	$120,059	$4,231	$20,530	$144,820

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)	Included in other assets and liabilities are deferred compensation assets (Level 1) and interest rate derivatives (Level 2)

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

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because basis for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, we have concluded that basis is a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a material input to fair value for these commodity contracts.

The Company’s convertible preferred securities are measured at fair value using a combination of the income and market approaches on a quarterly basis. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. A comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2015	2014
	Convertible Preferred Securities	Convertible Preferred Securities
Asset at January 1,	$13,300	$25,720
Unrealized gains (losses) included in other comprehensive income	—	(5,190)
Asset at March 31,	13,300	20,530

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2015, December 31, 2014 and March 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	6.61
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of December 31, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	7.00
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of March 31, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$20,530	Market Approach	EBITDA Multiples	7.75
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Fair value of long-term debt, including current maturities	$350,684	$382,139	$400,495
Fair value in excess of carrying value	8,390	7,086	3,574
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
On January 22, 2014, the Company entered into an agreement with Lansing Trade Group, LLC ("LTG") for a partial redemption of the Company's investment in LTG for $60 million. At the time of redemption, the Company's interest in LTG reduced from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a book gain of $17.1 million ($10.7 million after tax). This gain was recorded in Other income.

The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
The Andersons Albion Ethanol LLC	$28,726	$27,824	$31,867
The Andersons Clymers Ethanol LLC	36,063	37,624	40,412
The Andersons Marathon Ethanol LLC	31,869	31,537	45,946
Lansing Trade Group, LLC	78,594	78,696	60,837
Thompsons Limited (a)	44,224	48,455	49,520
Other	2,606	2,721	3,814
Total	$222,082	$226,857	$232,396
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
The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at March 31, 2015	Three months ended March 31,
(in thousands)		2015	2014
The Andersons Albion Ethanol LLC	53%	$1,091	$4,943
The Andersons Clymers Ethanol LLC	38%	288	5,539
The Andersons Marathon Ethanol LLC	50%	333	8,135
Lansing Trade Group, LLC	40% (a)	2,410	2,221
Thompsons Limited (b)	50%	(861)	(313)
Other	5%-34%	—	(24)
Total		$3,261	$20,501
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1.5%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $4.6 million and $65.6 million for the three months ended March 31, 2015 and 2014, respectively.

In the first quarter of 2015, LTG and The Andersons Albion Ethanol LLC qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(in thousands)	2015	2014
Sales	$1,699,063	$1,944,106
Gross Profit	47,659	41,124
Income before income taxes	10,586	17,314
Net income	9,345	14,885
Net income attributable to the entities	8,343	14,632
Investment in Debt Securities
The Company owns 100% of the cumulative convertible preferred shares of Iowa Northern Railway Corporation (“IANR”), which operates a short-line railroad in Iowa. As a result of this investment, the Company has a 49.9% voting interest in IANR, with the remaining 50.1% voting interest held by the common shareholders. The preferred shares have certain rights associated with them, including voting, dividends, liquidation preference, redemption and conversion rights. Dividends accrue to the Company at a rate of 14% annually whether or not declared by IANR and are cumulative in nature. The Company can convert its preferred shares into common shares of IANR at any time, but the shares cannot be redeemed until May 2015. This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of March 31, 2015 was $13.3 million. See Footnote 10 for additional discussion on the change in the investment value.
The Company’s current maximum exposure to loss related to IANR is $21.6 million, which represents the Company’s investment at fair value plus unpaid accrued dividends of $8.3 million as of March 31, 2015. The Company does not have any obligations or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2015	2014
Sales revenues	$149,472	$221,994
Service fee revenues (a)	4,925	5,638
Purchases of product	102,795	155,015
Lease income (b)	1,663	1,664
Labor and benefits reimbursement (c)	3,032	2,868
Other expenses (d)	338	486

(a)	Service fee revenues include management fees, corn origination fees, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Accounts receivable (e)	$13,507	$25,049	$30,609
Accounts payable (f)	12,911	17,687	24,454

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the quarters ended March 31, 2015 and 2014, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $101.8 million and $144.3 million, respectively. For the quarters ended March 31, 2015 and 2014, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $96.7 million and $117.2 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for as of March 31, 2015, December 31, 2014 and March 31, 2014 was $2.4 million, $1.4 million and $24.0 million, respectively. The fair value of derivative contract liabilities with related parties as of March 31, 2015, December 31, 2014 and March 31, 2014 was $0.3 million, $3.8 million and $10.3 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with other turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributed to an operating segment.
In the first quarter of 2015, the Plant Nutrient Group merged with the Turf & Specialty Group, as announced in the fourth quarter of 2014. Management has adjusted its internal reporting structure to reflect this organizational change and the result of this merger is one reportable business segment, referred to as the Plant Nutrient Group. All prior periods have been restated to reflect this change.
The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. The Company does not have any customers who represent 10 percent or more of total revenues.

	Three months ended March 31,
(in thousands)	2015	2014
Revenues from external customers
Grain	$585,162	$583,159
Ethanol	138,180	188,820
Plant Nutrient	153,951	151,355
Rail	44,216	52,302
Retail	28,581	27,658
Total	$950,090	$1,003,294

	Three months ended March 31,
(in thousands)	2015	2014
Inter-segment sales
Grain	$1,689	$—
Plant Nutrient	317	289
Rail	181	109
Total	$2,187	$398

	Three months ended March 31,
(in thousands)	2015	2014
Income (loss) before income taxes
Grain	$743	$11,306
Ethanol	5,280	19,824
Plant Nutrient	424	(36)
Rail	10,313	15,045
Retail	(2,183)	(2,335)
Other	(9,387)	(7,224)
Noncontrolling interests	(152)	3,321
Total	$5,038	$39,901

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Identifiable assets
Grain	$1,022,753	$1,137,437	$979,608
Ethanol	200,095	197,888	224,931
Plant Nutrient	496,906	433,013	421,757
Rail	381,909	365,531	303,532
Retail	47,413	44,536	47,710
Other	138,551	186,287	148,045
Total	$2,287,627	$2,364,692	$2,125,583

13. Commitments and Contingencies
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
The estimated range of loss for all outstanding claims that are considered reasonably possible of occurring is not material. The Company has received and is cooperating fully with a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of the grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA is investigating the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the initial acquisition of the land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along the riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
(in thousands)	2015	2014
Noncash investing and financing activity
Capital projects incurred but not yet paid	$3,710	$4,020
Purchase of a productive asset through seller-financing	1,010	2,562
Shares issued for acquisition of business	4,303	—
Dividends declared not yet paid	3,985	3,126

15. Business Acquisitions

There were no business acquisitions completed through the first quarter of 2015.

Prior Years Business Acquisitions

On October 7, 2014, the Company purchased Auburn Bean and Grain, which included six grain and four agronomy assets. The Company acquired 100% of the outstanding shares of Auburn Bean and Grain, in related transactions valued at an aggregate purchase price of $60.9 million. The purchase occurred in two transactions. For the shares of Auburn Bean and Grain, the Company paid $5.0 million in cash and approximately 637 thousand unregistered shares of the Company's common stock, valued at $35.5 million. Included in these amounts are approximately 80 thousand shares, valued at $4.5 million for an adjustment to working capital paid in 2015. The Company also paid $20.4 million in cash for certain facilities previously leased by Auburn Bean and Grain. The purchase provides combined grain storage capacity of approximately: 18.1 million bushels, 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient capacity. The purchase price allocation was finalized in the first quarter of 2015 with no changes noted from December 31, 2014.

The Company also completed various individually insignificant acquisitions in 2014 for a combined purchase price of $7.2 million. The purchase price allocations were finalized in the first quarter of 2015 with no changes noted from December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2014 Form 10-K, have not materially changed through the first quarter of 2015.
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
In the first quarter of 2015, the Plant Nutrient Group merged with the Turf & Specialty Group, as announced in the fourth quarter of 2014. Management has adjusted its internal reporting structure to reflect this organizational change and the result of this merger is one reportable business segment, referred to as the Plant Nutrient Group. All prior periods have been restated to reflect this change. We believe this merger will allow the groups to operate under a common strategy to better service our customers, boost growth opportunities and improve profitability.
Grain Group
The Grain Group's performance in the first quarter reflects improved performance in its core grain assets, offset by slightly lower results from affiliates. The improved results are attributable to space income from primarily corn and soybeans, while the space income from wheat decreased from the prior year and fell short of our expectations in the first quarter. Further, much of the improvement was delivered from our western region assets, which underperformed in the prior year. Corn planting progress is on track with the prior year, however corn acres to be planted are expected to be down approximately two percent from the prior year.
Grain inventories on hand at March 31, 2015 were 101.6 million bushels, of which 1.8 million bushels were stored for others. This compares to 89.4 million bushels on hand at March 31, 2014, of which 5.6 million bushels were stored for others. With the acquisition of Auburn Bean and Grain in the fourth quarter of 2014, total grain storage capacity was approximately 162 million bushels at March 31, 2015 compared to 139 million bushels at March 31, 2014.
The outlook for the Grain Group remains conservative, as it is expected to take some time to fully address our performance in the western region and as the industry builds back from lower storage utilization rates which we have seen in the past few years.
Ethanol Group
As expected, the Ethanol Group's first quarter results reflect low margins, driven primarily by a decline in oil prices. Despite lower margins, we were able to hedge some of our sales at margins higher than the average spot rate during the period and saw improving margins as we moved into the second quarter. While overall demand declined during the quarter, as is typical with this time of year, lower oil prices led to unseasonably higher driving patterns. Low corn prices, higher gasoline demand and improving export demand are supporting an optimistic second quarter, though not at the same record levels experienced in 2014.

Ethanol volumes shipped for the three months ended March 31, 2015 and 2014 were as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Ethanol (gallons shipped)	75,524	72,315
E-85 (gallons shipped)	5,559	5,568
Corn Oil (pounds shipped)	3,368	20,363
DDG (tons shipped)	41	40

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here. Starting in the first quarter of 2015, the unconsolidated LLCs began selling corn oil directly to their customers and this portion of the volume is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's results reflect lower volumes from a slow start to the planting season due to weather conditions, despite margins holding at levels consistent with the prior year. While we believe substantial sales could shift into the second quarter, lower corn acres planted, potential logistical issues and uncertain weather conditions could negatively impact results.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 508 thousand tons for dry nutrients and approximately 444 thousand tons for liquid nutrients at March 31, 2015 and approximately 485 thousand tons for dry nutrients and approximately 414 thousand tons for liquid nutrients at March 31, 2014. The increase in our storage capacity is a result of the four additional agronomy locations acquired with the purchase of Auburn Bean and Grain in the fourth quarter of 2014.
Fertilizer tons shipped (including sales and service tons) for the three months ended March 31, 2015 and 2014 were as follows:

(in thousands)	Three months ended March 31,
	2015	2014
Sales tons	334	341
Service tons	41	44
Total tons	375	385
Rail Group
The Rail Group continued experiencing improved results from its leasing business in the first quarter of 2015. Strong utilization rates and improved average lease rates are driving these results. Railcars and locomotives under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2015 were 22,879 compared to 22,192 at March 31, 2014. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased to 91.8% from 88.4% for the quarters ended March 31, 2015 and 2014, respectively.
The full Rail Group results, however, were lower in the first quarter of 2015 due to fewer railcar sales. The Group had quarterly gains on sales of railcars and related leases in the amount of $4.5 million in 2015 compared to $10.8 million in the prior year.
On May 1, 2015, the U.S. Department of Transportation announced its final rules for safe transportation of flammable liquids by rail, which effects a portion of tank cars. We have approximately 1,700 tank cars in our fleet of this type which are deployed in oil and ethanol service and could be subject to these new standards. We currently evaluating the potential impact on the assets and our customers.
The Rail Group is focused on sustaining high levels of asset utilization, and providing value to its customers in lease offerings as well as repair and fabrication services.

Retail Group
The retail business is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. The Retail Group continues to optimize departments and products and implement cost reduction initiatives to maximize its profitability.
Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated back to the operating segments, including a portion of our ERP project.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Income with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 12. Segment Information.

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$950,090	$1,003,294
Cost of sales and merchandising revenues	866,777	926,519
Gross profit	83,313	76,775
Operating, administrative and general expenses	78,604	70,985
Interest expense	6,039	6,002
Equity in earnings of affiliates, net	3,261	20,501
Other income, net	3,107	19,612
Income before income taxes	5,038	39,901
Income attributable to noncontrolling interests	(152)	3,321
Income before income taxes attributable to The Andersons, Inc.	$5,190	$36,580
Comparison of the three months ended March 31, 2015 with the three months ended March 31, 2014:
Grain Group

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$585,162	$583,159
Cost of sales and merchandising revenues	555,437	566,151
Gross profit	29,725	17,008
Operating, administrative and general expenses	28,961	23,160
Interest expense	2,406	2,775
Equity in earnings of affiliates, net	1,549	1,884
Other income, net	833	18,346
Income before income taxes	740	11,303
Loss attributable to noncontrolling interest	(3)	(3)
Income before income taxes attributable to The Andersons, Inc.	$743	$11,306

Operating results for the Grain Group have decreased $10.6 million compared to the results of the same period last year. Sales and merchandising revenues increased $2.0 million. Merchandising revenues increased $13.3 million, a majority of which relates to increased space income from corn and soy beans. A majority of the offset to this increase was a decrease in grain sales, which were $11.2 million lower than the prior year. The decrease is due to a 22 percent lower average sales price, despite a 25 percent increase in bushels sold. Cost of sales and merchandising revenues decreased $10.7 million compared to the prior year, following the decrease in grain sales discussed above. Gross profit increased $12.7 million over the prior year with most of the increase a result of higher space income, specifically $10.8 million in corn and soybeans.

Operating, administrative and general expenses increased $5.8 million compared to the same period in 2014. The increase was driven by a $2.4 million increase in labor and benefit costs, including additional headcount from recent acquisitions and more overtime pay in the first quarter of 2015, as well as a $1.4 million increase from on-going support costs for the ERP project that were allocated to the group in the current year. Depreciation expense also increased almost $1.0 million due to capital growth, primarily from acquisitions. Other income decreased $17.5 million as the prior year income includes the $17.1 million gain from the partial share redemption in our investment of LTG.
Ethanol Group

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising and service fee revenues	$138,180	$188,820
Cost of sales and merchandising revenues	131,894	181,455
Gross profit	6,286	7,365
Operating, administrative and general expenses	2,892	2,508
Interest expense	17	100
Equity in earnings of affiliates, net	1,712	18,617
Other income (expense), net	42	(226)
Income before income taxes	5,131	23,148
(Loss) Income attributable to noncontrolling interests	(149)	3,324
Income before income taxes attributable to The Andersons, Inc.	$5,280	$19,824

Operating results for the Ethanol Group decreased $14.5 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $50.6 million, almost entirely related to ethanol sales. While ethanol gallons sold increased four percent, the average price of ethanol decreased 28 percent. The $49.6 million decrease in cost of sales is due to lower corn and ethanol prices.

Equity in earnings of affiliates decreased $16.9 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins. Weighted average margins per gallons sold by the unconsolidated ethanol LLCs decreased $0.47 compared to the prior year.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$153,951	$151,355
Cost of sales and merchandising revenues	131,985	128,805
Gross profit	21,966	22,550
Operating, administrative and general expenses	21,217	21,889
Interest expense	1,360	1,189
Other income, net	1,035	492
Income (loss) before income taxes	$424	$(36)

Operating results for the Plant Nutrient Group improved slightly from the same period last year. Sales and merchandising revenues increased $2.6 million due to a four percent increase in average price per ton, which followed the price of nutrients in the market, offset by a two percent decrease in fertilizer tons sold. The increase in cost of sales and merchandising revenues follows that of revenues, which is a result of higher costs per ton sold and lower volumes. Gross profit decreased slightly, with 64 percent of the decrease from lower volumes and 36 percent from lower margins.

Other income increased $0.6 million and was driven by the settlement of a legal claim during the quarter.

Rail Group

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$44,216	$52,302
Cost of sales and merchandising revenues	26,894	30,437
Gross profit	17,322	21,865
Operating, administrative and general expenses	6,319	5,874
Interest expense	1,529	1,656
Other income, net	839	710
Income before income taxes	$10,313	$15,045

Operating results for the Rail Group decreased by $4.7 million from the same period last year. Sales and merchandising revenues decreased $8.1 million. Car sales decreased $12.5 million, while a $3.9 million increase in leasing revenues and a $0.5 million increase in repair and other revenues offset the lower sales. Cost of sales and merchandising revenues decreased $3.6 million compared to the same period last year primarily as a result of a lower volume of car sales. Gross profit decreased by $4.5 million compared to last year. The gross profit on car sales decreased by $5.6 million as the number of cars sold decreased, along with lower gross profit from scrapped and destroyed cars due to lower scrap prices. Leasing gross profit increased $0.7 million but the margin percent decreased due to depreciation and freight expenses experienced in the first quarter of 2015.
Retail Group

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$28,581	$27,658
Cost of sales and merchandising revenues	20,567	19,671
Gross profit	8,014	7,987
Operating, administrative and general expenses	10,169	10,264
Interest expense	125	170
Other income, net	97	112
Loss before income taxes	$(2,183)	$(2,335)

Operating results for the Retail Group improved slightly from the same period last year, with a three percent increase in customer count during the quarter and a continued focus on cost reduction.
Other

	Three months ended March 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	9,046	7,290
Interest expense	602	112
Other income, net	261	178
Loss before income taxes	$(9,387)	$(7,224)

The other operating loss not allocated to business segments increased $2.2 million compared to the same period in the prior year. Operating expenses increased $1.8 million due to additional unallocated ERP project expenses, as the project was not yet implemented in the first quarter of 2014 and most of the prior year spend was capital in nature. Interest expense increased slightly over prior year primarily due to mark-to-market adjustments on interest rate derivative contracts.
Income Taxes
Income tax expense of $1.1 million was provided at 21.7%. In the first quarter of 2014, income tax expense of $13.9 million was provided at a rate of 34.8%. The lower 2015 effective tax rate is primarily due to a $0.6 million non-recurring tax benefit attributable to the accounting for the investment in a foreign affiliate.

The Company anticipates that its 2015 effective annual rate will be 35.1%. The Company’s actual 2014 effective tax rate was 33.4%. The higher effective rate for 2015 is primarily due to lower income attributable to non-controlling interests.

Liquidity and Capital Resources
Working Capital
At March 31, 2015, we had working capital of $223.0 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2015	March 31, 2014	Variance
Current Assets:
Cash and cash equivalents	$54,461	$43,693	$10,768
Restricted cash	685	652	33
Accounts receivable, net	209,928	191,972	17,956
Inventories	743,957	725,584	18,373
Commodity derivative assets – current	86,824	119,330	(32,506)
Deferred income taxes	12,878	9,104	3,774
Other current assets	65,017	48,214	16,803
Total current assets	1,173,750	1,138,549	35,201
Current Liabilities:
Short-term debt	311,660	226,100	85,560
Accounts payable for grain	206,153	183,998	22,155
Other accounts payable	164,224	177,623	(13,399)
Customer prepayments and deferred revenue	130,254	124,981	5,273
Commodity derivative liabilities – current	55,401	32,153	23,248
Accrued expenses and other current liabilities	64,065	56,290	7,775
Current maturities of long-term debt	19,037	90,760	(71,723)
Total current liabilities	950,794	891,905	58,889
Working Capital	$222,956	$246,644	$(23,688)
In comparison to March 31, 2014, current assets increased due to changes in cash, accounts receivable, inventories and other assets. This increase is partially offset by a significant decrease in commodity derivative assets. Much of the increase in cash was driven by the timing of margin calls between periods. See the discussion below on additional sources and uses of cash for an understanding of the change in cash from prior year. Accounts receivable is higher in the current year due to a $24 million increase in the Grain group, which includes impact of the Auburn Bean and Grain acquisition in current year balances and higher grain sales to customers who experienced logistical issues and delays in the prior year. Ethanol accounts receivable decreased $11 million due to timing of shipments and lower ethanol prices. Inventory increased in the Plant Nutrient Group by $41 million, primarily due to higher levels of wholesale tons on hand and the inclusion of the Auburn Bean and Grain acquisition in the current year balance. Offsetting these increases were decreases of $18 million in Grain and $8 million in Ethanol inventories due to lower corn and ethanol prices. Other current assets increased in 2015 and almost entirely relates to an increase in payments to vendors before product was received in the Plant Nutrient Group. Commodity derivative assets decreased and liabilities increased and reflect the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period.
Current liabilities increased primarily due to increases in short-term debt, accounts payable for grain and commodity derivative liabilities. Short-term debt increased due to the timing of margin calls and working capital needs of the business. Accounts payable for grain increased as a result of corn basis appreciation, as delayed price payables follow the value of the inventory. Current maturities of long-term debt decreased due to the pay down of $61.5 million private placement bonds that matured in March 2015.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $286.7 million and $498.6 million in the first three months of 2015 and 2014, respectively. The decrease in cash used during the quarter is primarily a result of changes within working capital accounts. We also note that the prior year activity included significant cash distributions from the unconsolidated ethanol LLCs that did not recur in the current year.

While we have only made income tax payments, net of refunds, of $0.8 million through the first quarter of 2015, we expect to make payments totaling approximately $35.7 million for the remainder of 2015.
Investing Activities
Investing activities used cash of $17.5 million through the first three months of 2015, compared to $37.3 million of cash provided in the prior year. The significant increase in cash used is due to an increase of $9.5 million of Rail Group asset purchases and a decrease of $12.6 million of Rail Group asset sales. The variability is driven by timing of opportunities in the Rail Group asset market. In 2015, we expect to spend a total of $125 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions between $79 million and $100 million during the year. Through March 31, 2015, we invested $23.5 million in the purchase of additional railcars, which is partially offset by proceeds from sales of railcars of $12.9 million. Through March 31, 2014, we invested $14.0 million in the purchase of additional railcars, which was more than offset by proceeds from sales of $25.5 million. Additionally, total capital spending for 2015 on property, plant and equipment in our base business, inclusive of information technology spending and the beginning of construction on a new corporate headquarters building is expected to be approximately $117 million. The prior year also included $31.5 million of proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments.
Financing Activities
Financing activities provided cash of $243.9 million and $196.0 million for the three months ended March 31, 2015 and 2014, respectively. Most of the increase is from additional borrowings on the short-term line of credit, which increased due to the timing of margin calls and working capital needs of the business. We are party to borrowing arrangements with a syndicate of banks that provides a total of $878.1 million in borrowings, which includes $28.1 million non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $538.6 million remaining available for borrowing at March 31, 2015. Peak short-term borrowings to date were $308.5 million on March 31, 2015. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses. Offsetting the increased short-term borrowings was a net decrease to long-term debt of $32.7 million. $61.5 million of notes payable matured and were paid down and an additional $30.0 million of notes payable were issued in the first quarter of 2015.

In the first quarter of 2015, we also made payments $27.8 million to repurchase approximately 631 thousand shares, which covers the shares issued as part of the acquisition of Auburn Bean and Grain. We have $21.3 million of authorization left for share buy backs under the current repurchase program.

We paid $4.1 million in dividends in the first quarter of 2015 compared to $3.1 million in the prior year. We paid $0.14 per common share for the dividends paid in January 2015, and $0.11 per common share for the dividends paid in January, April, July and October 2014. On February 27, 2015, we declared a cash dividend of $0.14 per common share payable on April 22, 2015 to shareholders of record on April 1, 2015.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2015. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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
We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseeable future.

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

The following table describes our Rail Group asset positions at March 31, 2015:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	20
Owned-railcar assets leased to others	On balance sheet – non-current	15,485
Railcars leased from financial intermediaries	Off balance sheet	3,653
Railcars – non-recourse arrangements	Off balance sheet	3,656
Total Railcars		22,814
Locomotive assets leased to others	On balance sheet – non-current	41
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		45
Barge assets leased to others	On balance sheet – non-current	5
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		20
In addition, we manage 425 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2015.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2015, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system.  The phased implementation continued with several new Grain locations during the first quarter of 2015.  The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2014 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company's Board of Directors approved a resolution authorizing the repurchase of shares at a value not to exceed $50.0 million, expiring on October 31, 2016. The following table gives information regarding the repurchases for the period ended March 31, 2015:

(in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program
January 1 through January 31	128	$49.98	128	$42,695
February 1 through February 28	203	44.80	203	33,612
March 1 through March 31	300	41.04	300	21,315
Total	631	$44.07	631	$21,315

Item 5. Other Information

On March 2, 2015, we granted restricted shares (“RSAs”) to our officers, directors and other members of management and performance share units ("PSUs") valued at $44.76 to our officers and other members of management. These grants were made under the 2014 Long-Term Incentive Compensation Plan. These grants were made as follows to the named executive officers, all officers as a group, directors and all other employees.

	RSAs	PSUs
Michael J. Anderson	8,870	17,740
John J. Granato	3,379	6,758
Harold M. Reed	5,037	10,074
Dennis J. Addis	2,306	4,612
Neill C. McKinstray	3,136	6,272
Executive group	14,425	28,850
Non-executive director group	13,144	—
Non-executive officer employee group	29,339	58,678

Item 6. Exhibits
(a) Exhibits

No.	Description

10.68	Form of Performance Share Unit Agreement

10.69	Form of Restricted Share Award Agreement

10.70	Form of Restricted Share Award - Cliff Vesting Agreement

10.71	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 8, 2015	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.68	Form of Performance Share Unit Agreement

10.69	Form of Restricted Share Award Agreement

10.70	Form of Restricted Share Award - Cliff Vesting Agreement

10.71	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.