Form 10-Q
period 2015-06-30
Andersons, Inc.
filed 2015-08-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.0 million common shares outstanding, no par value, at August 7, 2015.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$40,773	$114,704	$47,190
Restricted cash	941	429	895
Accounts receivable, net	238,601	183,059	189,646
Inventories (Note 2)	508,408	795,655	432,996
Commodity derivative assets – current	39,860	92,771	162,427
Deferred income taxes	6,069	7,337	7,443
Other current assets	44,765	60,492	24,596
Total current assets	879,417	1,254,447	865,193
Other assets:
Commodity derivative assets – noncurrent	2,990	507	312
Goodwill	117,859	72,365	58,554
Other assets, net	107,742	59,162	58,431
Pension asset	—	—	13,023
Equity method investments	224,380	226,857	264,381
	452,971	358,891	394,701
Rail Group assets leased to others, net (Note 3)	330,832	297,747	242,147
Property, plant and equipment, net (Note 3)	489,145	453,607	390,587
Total assets	$2,152,365	$2,364,692	$1,892,628

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
Liabilities and equity
Current liabilities:
Short-term debt	$141,250	$2,166	$27,000
Trade and other payables	358,190	706,823	307,765
Customer prepayments and deferred revenue	25,927	99,617	21,670
Commodity derivative liabilities – current	42,622	64,075	86,134
Accrued expenses and other current liabilities	72,034	78,610	81,260
Current maturities of long-term debt (Note 4)	27,188	76,415	89,387
Total current liabilities	667,211	1,027,706	613,216
Other long-term liabilities	14,934	15,507	15,032
Commodity derivative liabilities – noncurrent	2,177	3,318	7,444
Employee benefit plan obligations	57,686	59,308	39,178
Long-term debt, less current maturities (Note 4)	417,279	298,638	300,220
Deferred income taxes	171,163	136,166	126,258
Total liabilities	1,330,450	1,540,643	1,101,348
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (42,000 shares authorized; 29,430, 29,353 and 28,797 shares issued at 6/30/15, 12/31/14 and 6/30/14, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	223,802	222,789	189,098
Treasury shares, at cost (1,014, 390 and 378 shares at 6/30/15, 12/31/14 and 6/30/14, respectively)	(38,880)	(9,743)	(8,801)
Accumulated other comprehensive loss	(55,159)	(54,595)	(27,023)
Retained earnings	671,655	644,556	609,024
Total shareholders’ equity of The Andersons, Inc.	801,514	803,103	762,394
Noncontrolling interests	20,401	20,946	28,886
Total equity	821,915	824,049	791,280
Total liabilities and equity	$2,152,365	$2,364,692	$1,892,628
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales and merchandising revenues	$1,208,492	$1,312,082	$2,158,581	$2,315,376
Cost of sales and merchandising revenues	1,100,319	1,190,587	1,967,097	2,117,106
Gross profit	108,173	121,495	191,484	198,270
Operating, administrative and general expenses	83,743	76,275	162,346	147,260
Interest expense	4,025	6,146	10,063	12,148
Other income:
Equity in earnings of affiliates, net	16,190	32,213	19,450	52,714
Other income, net	13,772	3,797	16,880	23,409
Income before income taxes	50,367	75,084	55,405	114,985
Income tax provision	17,969	25,714	19,061	39,586
Net income	32,398	49,370	36,344	75,399
Net (loss) income attributable to the noncontrolling interests	1,306	5,069	1,155	8,390
Net income attributable to The Andersons, Inc.	$31,092	$44,301	$35,189	$67,009
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$1.09	$1.56	$1.23	$2.36
Diluted earnings attributable to The Andersons, Inc. common shareholders	$1.09	$1.56	$1.23	$2.36
Dividends declared	$0.14	$0.11	$0.28	$0.22
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$32,398	$49,370	$36,344	$75,399
Other comprehensive income (loss), net of tax:
Decrease in estimated fair value of investment in debt securities (net of income tax of $0, $(1,350), $0 and $(3,308))	—	(2,230)	—	(5,462)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $1,289, $(422), $1,525 and $(309) - Note 8)	2,128	(698)	2,518	(511)
Foreign currency translation adjustments (net of income tax of $0, $0, $(613) and $0)	779	—	(3,204)	—
Cash flow hedge activity (net of income tax of $39, $38, $74 and $80)	64	62	122	131
Other comprehensive income (loss)	2,971	(2,866)	(564)	(5,842)
Comprehensive income	35,369	46,504	35,780	69,557
Comprehensive income attributable to the noncontrolling interests	1,306	5,069	1,155	8,390
Comprehensive income attributable to The Andersons, Inc.	$34,063	$41,435	$34,625	$61,167
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2015	2014
Operating Activities
Net income	$36,344	$75,399
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	36,596	28,434
Bad debt expense	484	310
Cash distributions in excess of (less than) income of unconsolidated affiliates	(1,980)	13,214
Gain on sale of investments in affiliates	—	(17,055)
Gains on sales of Rail Group assets and related leases	(9,213)	(13,284)
Excess tax benefit from share-based payment arrangement	(1,299)	(1,645)
Deferred income taxes	10,736	7,202
Stock-based compensation expense	1,988	6,053
Other	833	(2,368)
Changes in operating assets and liabilities:
Accounts receivable	(42,209)	(17,130)
Inventories	312,341	181,927
Commodity derivatives	27,835	(68,196)
Other assets	17,173	22,400
Trade and other payables	(449,027)	(474,846)
Net cash used in operating activities	(59,398)	(259,585)
Investing Activities
Acquisition of business, net of cash acquired	(124,328)	—
Purchases of Rail Group assets	(53,756)	(30,403)
Proceeds from sale of Rail Group assets	26,355	29,195
Purchases of property, plant and equipment	(28,214)	(20,633)
Proceeds from sale of property, plant and equipment	453	283
Proceeds from returns of investments in affiliates	1,866	31,457
Other	—	(138)
Change in restricted cash	(513)	(488)
Net cash (used in) provided by investing activities	(178,137)	9,273
Financing Activities
Net change in short-term borrowings	138,000	27,000
Proceeds from issuance of long-term debt	151,608	6,712
Payments of long-term debt	(82,014)	(39,006)
Purchase of treasury stock	(34,160)	—
(Distributions to) proceeds from noncontrolling interest owner	(1,700)	—
Proceeds from sale of treasury shares to employees and directors	426	1,474
Payments of debt issuance costs	(271)	(3,175)
Dividends paid	(8,044)	(6,233)
Excess tax benefit from share-based payment arrangement	1,299	1,645
Other	(1,540)	—
Net cash provided by financing activities	163,604	(11,583)
Decrease in cash and cash equivalents	(73,931)	(261,895)
Cash and cash equivalents at beginning of period	114,704	309,085
Cash and cash equivalents at end of period	$40,773	$47,190

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					67,009	8,390	75,399
Other comprehensive loss				(5,842)			(5,842)
Cash distributions to noncontrolling interest						(2,451)	(2,451)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,522 (215 shares)		4,642	1,421				6,063
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.22 per common share)					(6,252)		(6,252)
Performance share unit dividend equivalents		134			(134)		—
Balance at June 30, 2014	$96	$189,098	$(8,801)	$(27,023)	$609,024	$28,886	$791,280

Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income					35,189	1,155	36,344
Other comprehensive loss				(564)			(564)
Cash distributions to noncontrolling interest						(1,700)	(1,700)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (163 shares)		(3,428)	5,023				1,595
Purchase of treasury shares (786 shares)			(34,160)				(34,160)
Dividends declared ($0.28 per common share)					(7,952)		(7,952)
Shares issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at June 30, 2015	$96	$223,802	$(38,880)	$(55,159)	$671,655	$20,401	$821,915
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
The Condensed Consolidated Balance Sheet data at December 31, 2014 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2014 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect this standard will have a material impact on its Consolidated Financial Statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is currently effective for annual and interim periods beginning after December 15, 2016, however, the FASB has extended the effective date for one year. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Grain	$327,480	$570,916	$290,595
Ethanol and by-products	12,802	13,154	16,798
Plant nutrients and cob products	136,472	181,136	95,122
Retail merchandise	25,415	23,810	25,180
Railcar repair parts	6,050	6,431	5,107
Other	189	208	194
	$508,408	$795,655	$432,996

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2015, December 31, 2014 and June 30, 2014 do not include 1.2 million, 3.1 million and 3.7 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Land	$29,902	$23,380	$22,055
Land improvements and leasehold improvements	75,822	71,817	68,003
Buildings and storage facilities	296,035	275,059	234,745
Machinery and equipment	356,759	333,559	314,427
Software	68,456	55,436	55,710
Construction in progress	21,803	29,620	18,362
	848,777	788,871	713,302
Less: accumulated depreciation and amortization	359,632	335,264	322,715
	$489,145	$453,607	$390,587
Depreciation and amortization expense on property, plant and equipment amounted to $25.4 million and $20.4 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense on property, plant and equipment were $13.0 million and $10.6 million for the three months ended June 30, 2015 and 2014, respectively.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Rail Group assets leased to others	$422,810	$384,958	$323,881
Less: accumulated depreciation	91,978	87,211	81,734
	$330,832	$297,747	$242,147
Depreciation expense on Rail Group assets leased to others amounted to $8.3 million and $6.9 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation expense on Rail Group assets leased to others amounted to $4.3 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively.
Amortization expense on intangible assets was $2.1 million and $3.4 million for the three and six months ended June 30, 2015, and $1.6 million and $3.0 million for the three and six months ended June 30, 2014.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2014 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $876.6 million, including $26.6 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At June 30, 2015, the Company had a total of $602.2 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of June 30, 2015.

The Company’s short-term and long-term debt at June 30, 2015, December 31, 2014 and June 30, 2014 consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Short-term debt – recourse	141,250	2,166	27,000
Total short-term debt	$141,250	$2,166	$27,000
Current maturities of long-term debt – non-recourse	$—	$—	$3,100
Current maturities of long-term debt – recourse	27,188	76,415	86,287
Total current maturities of long-term debt	$27,188	$76,415	$89,387
Long-term debt, less current maturities – non-recourse	$—	$—	$2,515
Long-term debt, less current maturities – recourse	417,279	298,638	297,705
Total long-term debt, less current maturities	$417,279	$298,638	$300,220

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
The following table presents at June 30, 2015, December 31, 2014 and June 30, 2014, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-

by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2015		December 31, 2014		June 30, 2014
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$—	$49,007	$79,646	$—	$61,992	$—
Fair value of derivatives	—	(58,195)	(10,981)	—	52,731	—
Balance at end of period	$—	$(9,188)	$68,665	$—	$114,723	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$52,405	$3,072	$3,956	$43	$59,476
Commodity derivative liabilities	(61,552)	(82)	(46,578)	(2,220)	(110,432)
Cash collateral	49,007	—	—	—	49,007
Balance sheet line item totals	$39,860	$2,990	$(42,622)	$(2,177)	$(1,949)

	December 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$49,847	$545	$6,123	$118	$56,633
Commodity derivative liabilities	(36,722)	(38)	(70,198)	(3,436)	(110,394)
Cash collateral	79,646	—	—	—	79,646
Balance sheet line item totals	$92,771	$507	$(64,075)	$(3,318)	$25,885

	June 30, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$113,205	$323	$3,143	$260	$116,931
Commodity derivative liabilities	(12,770)	(11)	(89,277)	(7,704)	(109,762)
Cash collateral	61,992	—	—	—	61,992
Balance sheet line item totals	$162,427	$312	$(86,134)	$(7,444)	$69,161

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$(6,450)	$73,517	$61,361	$19,831

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	233,812	—	—	—
Soybeans	29,823	—	—	—
Wheat	8,809	—	—	—
Oats	24,180	—	—	—
Ethanol	—	139,789	—	—
Corn oil	—	—	6,394	—
Other	350	—	—	118
Subtotal	296,974	139,789	6,394	118
Exchange traded:
Corn	139,965	—	—	—
Soybeans	30,945	—	—	—
Wheat	22,585	—	—	—
Oats	4,690	—	—	—
Ethanol	—	25,620	—	—
Bean Oil	—	—	—	—
Other	—	—	—	—
Subtotal	198,185	25,620	—	—
Total	495,159	165,409	6,394	118

	December 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	265,574	—	—	—
Soybeans	23,820	—	—	—
Wheat	14,967	—	—	—
Oats	23,440	—	—	—
Ethanol	—	233,637	—	—
Corn oil	—	—	18,076	—
Other	28	—	—	139
Subtotal	327,829	233,637	18,076	139
Exchange traded:
Corn	159,575	—	—	—
Soybeans	31,265	—	—	—
Wheat	30,360	—	—	—
Oats	7,545	—	—	—
Ethanol	—	41,832	—	—
Bean oil	—	—	2,700	—
Other	—	—	—	5
Subtotal	228,745	41,832	2,700	5
Total	556,574	275,469	20,776	144

	June 30, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	244,716	—	—	—
Soybeans	42,565	—	—	—
Wheat	10,787	—	—	—
Oats	30,470	—	—	—
Ethanol	—	246,812	—	—
Corn oil	—	—	25,371	—
Other	22	—	—	102
Subtotal	328,560	246,812	25,371	102
Exchange traded:
Corn	142,580	—	—	—
Soybeans	27,855	—	—	—
Wheat	36,740	—	—	—
Oats	7,980	—	—	—
Ethanol	—	110,586	—	—
Other	—	—	—	5
Subtotal	215,155	110,586	—	5
Total	543,715	357,398	25,371	107

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

As of December 31, 2014, we have valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. Based on rates as of June 30, 2015, the amount of unamortized losses in other comprehensive income that would result in a one-time noncash pre-tax charge was estimated at $56.7 million. Prior to settling the liabilities, we will contribute such additional amounts (estimated to be approximately $9.2 million as of June 30, 2015) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion. The impact of termination is subject to rate changes at the time of settlement. This termination does not yet constitute a settlement of liability under applicable accounting guidance for pension plans. The Company anticipates the conversion to individual annuity policies along with the liability discharge to occur in the near future. The defined benefit plan is included in the accompanying table for all periods presented.

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$63	$47	$118	$90
Interest cost	(1,118)	1,225	91	2,387
Expected return on plan assets	1,561	(1,903)	—	(3,808)
Recognized net actuarial loss	388	260	758	467
Benefit cost (income)	$894	$(371)	$967	$(864)

	Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$210	$156	$450	$343
Interest cost	386	362	792	755
Amortization of prior service cost	(136)	(136)	(272)	(272)
Recognized net actuarial loss	367	178	759	407
Benefit cost	$827	$560	$1,729	$1,233

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
For the three months ended June 30, 2015, income tax expense of $18.0 million was provided at 35.7%, which varied from the U.S. Federal tax rate of 35% primarily due to the impact of state and local income taxes offset by tax benefit from income attributable to non-controlling interests and the domestic production activity deduction. For the three months ended June 30, 2014, the Company recorded income tax expense of $25.7 million at an effective tax rate of 34.2%.

For the six months ended June 30, 2015, income tax expense of $19.1 million was provided at 34.4%, which differs from the statutory U.S. Federal tax rate of 35% primarily due to the impact of state and local income taxes offset by tax benefit from income attributable to non-controlling interests and the domestic production activity deduction. For the six months ended June 30, 2014, income tax expense of $39.6 million was provided at a rate of 34.4%.

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

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2015					For the six months ended June 30, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(306)	$(8,692)	$126	$(49,258)	$(58,130)	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	64	779	—	2,213	3,056	122	(3,204)	—	2,688	(394)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(170)	(170)
Net current-period other comprehensive income (loss)	64	779	—	2,128	2,971	122	(3,204)	—	2,518	(564)
Ending balance	$(242)	$(7,913)	$126	$(47,130)	$(55,159)	$(242)	$(7,913)	$126	$(47,130)	$(55,159)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2014					For the six months ended June 30, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(568)	$—	$4,629	$(28,218)	$(24,157)	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	62	—	(2,230)	(613)	(2,781)	131	—	(5,462)	(341)	(5,672)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(170)	(170)
Net current-period other comprehensive income (loss)	62	—	(2,230)	(698)	(2,866)	131	—	(5,462)	(511)	(5,842)
Ending balance	$(506)	$—	$2,399	$(28,916)	$(27,023)	$(506)	$—	$2,399	$(28,916)	$(27,023)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the three and six months ended June 30, 2015 and 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2015		For the six months ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Income tax provision	102	Income tax provision
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2014		For the six months ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Income tax provision	102	Income tax provision
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax
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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to The Andersons, Inc.	$31,092	$44,301	$35,189	$67,009
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	52	254	66	346
Earnings available to common shareholders	$31,040	$44,047	$35,123	$66,663
Earnings per share – basic:
Weighted average shares outstanding – basic	28,375	28,251	28,558	28,203
Earnings per common share – basic	$1.09	$1.56	$1.23	$2.36
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,375	28,251	28,558	28,203
Effect of dilutive awards	13	30	51	49
Weighted average shares outstanding – diluted	28,388	28,281	28,609	28,252
Earnings per common share – diluted	$1.09	$1.56	$1.23	$2.36
There were no antidilutive stock-based awards outstanding at June 30, 2015 or 2014.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015, December 31, 2014 and June 30, 2014:

(in thousands)	June 30, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,943	$—	$—	$8,943
Restricted cash	941	—	—	941
Commodity derivatives, net (a)	(6,960)	5,011	—	(1,949)
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	11,531	(2,565)	—	8,966
Total	$14,455	$2,446	$13,300	$30,201

(in thousands)	December 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$269	$—	$—	$269
Restricted cash	429	—	—	429
Commodity derivatives, net (a)	72,868	(46,983)	—	25,885
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	10,869	(2,666)	—	8,203
Total	$84,435	$(49,649)	$13,300	$48,086

(in thousands)	June 30, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,364	$—	$—	$13,364
Restricted cash	895	—	—	895
Commodity derivatives, net (a)	111,184	(42,021)	—	69,163
Convertible preferred securities (b)	—	—	16,950	16,950
Other assets and liabilities (c)	10,662	(1,863)	—	8,799
Total	$136,105	$(43,884)	$16,950	$109,171

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)	Included in other assets and liabilities are deferred compensation assets (Level 1) and interest rate derivatives (Level 2)

Level 1 commodity derivatives reflect the fair value of the exchange-traded futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2015	2014
	Convertible Preferred Securities	Convertible Preferred Securities
Asset at January 1,	$13,300	$25,720
Unrealized gains (losses) included in other comprehensive income	—	(5,190)
Asset at March 31,	$13,300	$20,530
Unrealized gains (losses) included in other comprehensive income	—	(3,580)
Asset at June 30,	$13,300	$16,950

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2015, December 31, 2014 and June 30, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	6.15
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of December 31, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	7.00
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of June 30, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$16,950	Market Approach	EBITDA Multiples	7.75
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Fair value of long-term debt, including current maturities	$448,298	$382,139	$394,670
Fair value in excess of carrying value	3,831	7,086	5,063

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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
The Andersons Albion Ethanol LLC	$30,943	$27,824	$38,187
The Andersons Clymers Ethanol LLC	29,698	37,624	47,129
The Andersons Marathon Ethanol LLC	29,681	31,537	56,320
Lansing Trade Group, LLC	84,092	78,696	65,730
Thompsons Limited (a)	47,232	48,455	53,058
Other	2,734	2,721	3,957
Total	$224,380	$226,857	$264,381
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
The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at June 30, 2015	Three months ended June 30,		Six months ended June 30,
(in thousands)		2015	2014	2015	2014
The Andersons Albion Ethanol LLC	53%	$2,324	$6,656	$3,416	$11,599
The Andersons Clymers Ethanol LLC	38%	3,180	6,716	3,468	12,255
The Andersons Marathon Ethanol LLC	50%	2,812	10,374	3,144	18,509
Lansing Trade Group, LLC	40% (a)	5,498	4,893	7,908	7,114
Thompsons Limited (b)	50%	2,229	3,399	1,367	3,086
Other	5%-34%	147	175	147	151
Total		$16,190	$32,213	$19,450	$52,714
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1.0%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $19.2 million and $65.9 million for the six months ended June 30, 2015 and 2014, respectively.
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
IANR has indicated its desire to redeem our investment of preferred shares. On May 25, 2015, the Company and IANR agreed to reduce the preferred rate of the investment to 9% for the period of May to December, 2015 in exchange for certain other accommodations, as IANR attempts to complete its financing arrangements.
This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of June 30, 2015 was $13.3 million. See Footnote 10 for additional discussion on the change in the investment value.
The Company’s current maximum exposure to loss related to IANR is $22.2 million, which represents the Company’s investment at fair value plus unpaid accrued dividends of $8.9 million as of June 30, 2015. The Company does not have any obligations or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Sales revenues	$197,253	$297,108	$346,724	$519,102
Service fee revenues (a)	6,330	6,203	11,255	11,841
Purchases of product	113,314	169,601	216,108	324,616
Lease income (b)	1,582	1,596	3,245	3,260
Labor and benefits reimbursement (c)	2,779	2,931	5,811	5,799
Other expenses (d)	224	238	557	724

(a)	Service fee revenues include management fees, corn origination fees, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Accounts receivable (e)	$31,495	$25,049	$27,028
Accounts payable (f)	13,848	17,687	21,829

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended June 30, 2015 and 2014, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $109.1 million and $168.1 million, respectively. For the three months ended June 30, 2015 and 2014, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $107.7 million and $158.1 million, respectively.

For the six months ended June 30, 2015 and 2014, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $210.8 million and $312.5 million, respectively. For the six months ended June 30, 2015 and 2014, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $204.4 million and $275.3 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties for as of June 30,

2015, December 31, 2014 and June 30, 2014 was $1.5 million, $1.4 million and $17.4 million, respectively. The fair value of derivative contract liabilities with related parties as of June 30, 2015, December 31, 2014 and June 30, 2014 was $2.4 million, $3.8 million and $5.5 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributed to an operating segment.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Revenues from external customers
Grain	$625,316	$656,004	$1,210,478	$1,239,163
Ethanol	139,432	226,388	277,612	415,208
Plant Nutrient	357,186	354,808	511,137	506,163
Rail	45,523	33,409	89,739	85,711
Retail	41,035	41,473	69,615	69,131
Total	$1,208,492	$1,312,082	$2,158,581	$2,315,376

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Inter-segment sales
Grain	$440	$3,362	$2,129	$3,362
Plant Nutrient	148	188	465	478
Rail	243	109	424	218
Total	$831	$3,659	$3,018	$4,058

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Income (loss) before income taxes
Grain	$3,149	$10,355	$3,892	$21,661
Ethanol	9,667	33,904	14,946	53,728
Plant Nutrient	18,873	27,002	19,297	26,966
Rail	21,689	6,684	32,002	21,729
Retail	1,469	1,637	(714)	(698)
Other	(5,786)	(9,567)	(15,173)	(16,791)
Noncontrolling interests	1,306	5,069	1,155	8,390
Total	$50,367	$75,084	$55,405	$114,985

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Identifiable assets
Grain	$867,655	$1,137,437	$823,957
Ethanol	194,359	197,888	255,077
Plant Nutrient	517,586	433,013	320,937
Rail	395,798	365,531	312,354
Retail	45,194	44,536	46,319
Other	131,773	186,287	133,984
Total	$2,152,365	$2,364,692	$1,892,628

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

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,
(in thousands)	2015	2014
Noncash investing and financing activity
Capital projects incurred but not yet paid	$5,709	$4,930
Purchase of a productive asset through seller-financing	1,010	1,944
Purchase of Rail Group assets not yet paid	2,209	—
Shares issued for acquisition of business	4,303	—
Dividends declared not yet paid	3,967	3,126

15. Business Acquisitions

On May 18, 2015, the Company purchased Kay Flo Industries, Inc. and certain subsidiaries. The Company acquired 100% of the outstanding shares of Kay Flo Industries, Inc., which included all subsidiaries except the animal nutrient business. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including reaching targeted gross profit thresholds. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0 and $24 million.

The total fair value of consideration for the acquisitions is estimated at $125.2 million, including working capital. Included is $0.4 million in estimated fair value of the contingent consideration arrangement. The Company has funded this transaction with long-term debt, short-term debt, and cash on hand. The debt has been drawn from the Company's existing line of credit.

The purchase price allocation is preliminary, pending completion of the full valuation report and a final working capital adjustment to be agreed upon between the Company and the sellers. A summarized preliminary purchase price allocation follows:

(in thousands)
Cash	$880
Accounts receivable	14,699
Inventory	25,094
Other assets	6,155
Intangibles	53,091
Goodwill	45,494
Property, plant, and equipment	27,426
Accounts payable	(17,075)
Other current liabilities	(4,521)
Long-term debt	—
Other non-current liabilities	(26,035)
Total purchase price	$125,208

The goodwill recognized as a result of the Kay Flo Industries, Inc. acquisition is $45.5 million and is allocated to the Plant Nutrient segment. The goodwill is not deductible for tax purposes. The goodwill recognized is primarily attributable to expansion of the segment's geographic range and the ability to realize synergies from the combination of product lines and marketing efforts.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Unpatented technology	$13,400	10 years
Customer relationships	22,800	10 years
Trade names	15,500	7 to 10 years
Noncompete agreement	1,342	5 years
Favorable leasehold interest	49	5 years
Total identifiable intangible assets	$53,091	10 years *
*weighted average number of years

The Company performs an analysis of all acquisitions and has determined that no pro forma financial information is needed.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2014 Form 10-K, have not materially changed through the second quarter of 2015.
Executive Overview
Our agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a much less significant impact on gross profit. As a result, changes in sales for the period may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes to gross profit.
In the first quarter of 2015, the Plant Nutrient Group merged with the Turf & Specialty Group, as announced in the fourth quarter of 2014. Management has adjusted its internal reporting structure to reflect this organizational change and the result of this merger is one reportable business segment, referred to as the Plant Nutrient Group. All prior periods have been recast to reflect this change. We believe this merger will allow the groups to operate under a common strategy to better service our customers, boost growth opportunities and improve profitability.
Grain Group
The Grain Group's performance in the second quarter reflects reduced performance in its core grain assets, as well as slightly lower returns from affiliates. The decline in results is attributable to reductions in margin per bushel, which was partly offset by increases in space income related to soybeans, wheat, and oats. Heavy rain in the eastern corn belt is expected to reduce corn acres harvested and may put pressure on basis and space income in the second half of the year. The wheat harvest is currently underway and qualities so far have shown to be below average but may provide opportunities for higher income from blending.
Grain inventories on hand at June 30, 2015 were 66.1 million bushels, of which 1.2 million bushels were stored for others. This compares to 67.6 million bushels on hand at June 30, 2014, of which 3.7 million bushels were stored for others. With the acquisition of Auburn Bean and Grain in the fourth quarter of 2014, total grain storage capacity was approximately 162 million bushels at June 30, 2015 compared to 139 million bushels at June 30, 2014.
The outlook for the Grain Group remains cautious, as it is expected to take some time to fully address our performance in the western region and as the industry builds back from lower storage utilization rates which we have seen in the past few years.
Ethanol Group
As expected, the Ethanol Group's second quarter results reflect lower margins, which is driven by lower ethanol prices, partly offset by a decrease in corn prices. Margins on sales of ethanol did improve compared to the first quarter but remains significantly lower than the record levels experienced in 2014. A decline in corn prices early in the quarter drove margins higher for the beginning of the period, however deteriorating crop conditions have compressed margins due to higher corn costs and lesser corresponding increases in ethanol prices. Due to efficiency gains, total ethanol production hit record levels for the second quarter.
Ethanol volumes shipped for the three and six months ended June 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ethanol (gallons shipped)	73,171	75,451	148,695	147,766
E-85 (gallons shipped)	9,580	7,232	15,139	12,800
Corn Oil (pounds shipped) *	3,989	22,985	7,357	43,348
DDG (tons shipped) ^	41	42	82	82
* Starting in 2015, the Company is only selling corn oil for consolidated operations. Equity affiliates have modified their sales arrangements to sell the product directly to customers instead of using the Company as an intermediary.
^ DDG tons shipped converts wet tons to a dry ton equivalent amount

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
Plant Nutrient Group
The Plant Nutrient Group's results reflect lower volumes due to adverse weather conditions throughout the quarter, particularly in the eastern corn belt. While margins have remained close to the prior year, it is not expected that the volume lost due to weather will be fully recovered in the current year.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 508 thousand tons for dry nutrients and approximately 546 thousand tons for liquid nutrients at June 30, 2015 and approximately 485 thousand tons for dry nutrients and approximately 417 thousand tons for liquid nutrients at June 30, 2014. The increase in our storage capacity is a result of the four additional agronomy locations acquired with the purchase of Auburn Bean and Grain in the fourth quarter of 2014 and the three additional liquid fertilizer facilities acquired as part of Kay Flo Industries, Inc in the second quarter of 2015.
Fertilizer tons shipped (including sales and service tons) for the three and six months ended June 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales tons	813	813	1,140	1,154
Service tons	81	111	122	155
Total tons	894	924	1,262	1,309
Rail Group
The Rail Group continued experiencing improved results from its leasing business in the second quarter of 2015. Strong utilization rates and improved average lease rates are driving these results. Railcars, locomotives, and barges under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2015 were 22,992 compared to 22,162 at June 30, 2014. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased to 93.5% from 89.3% for the quarters ended June 30, 2015 and 2014, respectively.
Rail Group results were also up in the second quarter of 2015 due to a large return of railcars and related lease settlement. The settlement amount was $10.6 million for the quarter and gains on sales of railcars and related leases were $4.7 million compared to $2.5 million in the prior year.
On May 1, 2015, the U.S. Department of Transportation announced its final rules for safe transportation of flammable liquids by rail, which affects a portion of our tank cars. We are currently evaluating the potential impact on the assets and our customers.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Sales and merchandising revenues	$1,208,492	$1,312,082	$2,158,581	$2,315,376
Cost of sales and merchandising revenues	1,100,319	1,190,587	1,967,097	2,117,106
Gross profit	108,173	121,495	191,484	198,270
Operating, administrative and general expenses	83,744	76,275	162,346	147,260
Interest expense	4,024	6,146	10,063	12,148
Equity in earnings of affiliates, net	16,190	32,213	19,450	52,714
Other income, net	13,772	3,797	16,880	23,409
Income before income taxes	50,367	75,084	55,405	114,985
Income attributable to noncontrolling interests	1,306	5,069	1,155	8,390
Income before income taxes attributable to The Andersons, Inc.	$49,061	$70,015	$54,250	$106,595
Comparison of the three months ended June 30, 2015 with the three months ended June 30, 2014:
Grain Group

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$625,316	$656,004
Cost of sales and merchandising revenues	600,311	628,095
Gross profit	25,005	27,909
Operating, administrative and general expenses	28,971	24,294
Interest expense	1,992	2,705
Equity in earnings of affiliates, net	7,875	8,467
Other income, net	1,230	975
Income before income taxes	3,147	10,352
Loss attributable to noncontrolling interest	(2)	(3)
Income before income taxes attributable to The Andersons, Inc.	$3,149	$10,355

Operating results for the Grain Group have decreased $7.2 million compared to the results of the same period last year. Sales and merchandising revenues decreased $30.7 million, primarily due to a 21% decrease in the average sales price per bushel, which was partly offset by an 19% increase in bushels sold. Cost of sales and merchandising revenues decreased $27.8 million compared to the prior year, following the decrease in grain sales discussed above. Gross profit decreased $2.9 million over the prior year due to lower margin per bushel offset by a modest increase in space income for soybeans, wheat, and oats.

Operating, administrative and general expenses increased $4.7 million compared to the same period in 2014. The increase was driven by a $1.8 million increase in labor and benefit costs, including additional headcount from recent acquisitions, as well as a $1.4 million increase from on-going support costs for the ERP project since most of the cost in the prior year was capital in nature. Depreciation expense also increased $1.1 million due to capital growth, primarily from acquisitions.

Ethanol Group

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising and service fee revenues	$139,432	$226,388
Cost of sales and merchandising revenues	133,589	207,750
Gross profit	5,843	18,638
Operating, administrative and general expenses	3,170	3,688
Interest expense	19	76
Equity in earnings of affiliates, net	8,315	23,746
Other income (expense), net	6	356
Income before income taxes	10,975	38,976
(Loss) Income attributable to noncontrolling interests	1,308	5,072
Income before income taxes attributable to The Andersons, Inc.	$9,667	$33,904

Operating results for the Ethanol Group decreased $24.2 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $87.0 million, almost entirely related to ethanol sales. While ethanol gallons sold decreased only three percent, the average price of ethanol decreased 37% percent. The $74.2 million decrease in cost of sales is due to lower corn and ethanol prices.

Equity in earnings of affiliates decreased $15.4 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$357,186	$354,808
Cost of sales and merchandising revenues	310,488	306,270
Gross profit	46,698	48,538
Operating, administrative and general expenses	26,326	21,012
Interest expense	1,958	1,382
Other income, net	459	858
Income (loss) before income taxes	$18,873	$27,002

Operating results for the Plant Nutrient Group decreased $8.1 million from the same period last year. Sales and merchandising revenues increased $2.4 million due to a two percent increase in average price per ton, which followed the price of nutrients in the market, offset by a three percent decrease in fertilizer tons sold. The increase in cost of sales and merchandising revenues follows that of revenues, which is a result of higher costs per ton sold and lower volumes. Gross profit decreased slightly, due to modest declines in total volume.

Operating, administrative, and general expenses increased $5.3 million due to higher labor and benefits associated with the acquisitions of Auburn Bean and Grain and Kay Flo Industries, Inc. Additionally, professional services expense of $0.7 million was incurred as part of the Kay Flo acquisition in the current quarter.

Rail Group

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$45,523	$33,409
Cost of sales and merchandising revenues	27,274	19,546
Gross profit	18,249	13,863
Operating, administrative and general expenses	6,500	6,062
Interest expense	1,894	1,904
Other income, net	11,834	787
Income before income taxes	$21,689	$6,684

Operating results for the Rail Group increased by $15.0 million from the same period last year. Sales and merchandising revenues increased $12.1 million. Car sales increased $7.0 million, leasing revenues increased $3.9 million, and repair and other revenues increased $1.2 million. Cost of sales and merchandising revenues increased $7.7 million compared to the same period last year primarily as a result of a higher volume of car sales. Gross profit increased by $4.4 million compared to last year. The gross profit on car sales increased by $2.2 million as the number of cars sold increased, and base leasing gross profit increased $1.3 million.

Other income increased significantly due to $10.6 million in higher than normal lease settlement activity.
Retail Group

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$41,035	$41,473
Cost of sales and merchandising revenues	28,657	28,926
Gross profit	12,378	12,547
Operating, administrative and general expenses	10,870	10,936
Interest expense	133	164
Other income, net	94	190
Income before income taxes	$1,469	$1,637

Operating results for the Retail Group declined slightly from the same period last year, with a two percent decrease in customer count during the quarter and flat margins.
Other

	Three months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	7,907	10,283
Interest expense (income)	(1,972)	(85)
Other income, net	149	631
Loss before income taxes	$(5,786)	$(9,567)

The other operating loss not allocated to business segments decreased $3.8 million compared to the same period in the prior year. Operating expenses decreased $2.4 million due to lower incentive compensation, which was partially offset by additional unallocated ERP project expenses, as the project was not yet fully implemented in the second quarter of 2014 and most of the prior year spend was capital in nature. Interest expense decreased $1.9 million over prior year primarily due to mark-to-market adjustments on interest rate derivative contracts, lower average outstanding debt during the quarter and a decrease in average interest rate. Incentive compensation expense for corporate employees also declined $3.4 million compared to the prior year. Unallocated benefit costs decreased by $1.2 million due to lower health insurance claims than initially expected.
Income Taxes
Income tax expense of $18.0 million was provided at 35.7%. In the second quarter of 2014, income tax expense of $25.7 million was provided at a rate of 34.2%. The higher 2015 effective tax rate is primarily due to a decreased adjustment to income attributable to non-controlling interests, resulting in a reduced effective tax rate benefit and increased tax charges related to other permanent book to taxable income items.

The Company anticipates that its 2015 effective annual rate will be 35.0%. The Company’s actual 2014 effective tax rate was 33.4%. The higher effective rate for 2015 is primarily due to a decreased adjustment to income attributable to non-controlling interests, resulting in a reduced effective tax rate benefit and increased tax charges related to other permanent book to taxable income items.
Comparison of the six months ended June 30, 2015 with the six months ended June 30, 2014:
Grain Group

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$1,210,478	$1,239,163
Cost of sales and merchandising revenues	1,155,748	1,194,246
Gross profit	54,730	44,917
Operating, administrative and general expenses	57,932	47,454
Interest expense	4,398	5,480
Equity in earnings of affiliates, net	9,423	10,351
Other income, net	2,064	19,321
Income before income taxes	3,887	21,655
Loss attributable to noncontrolling interest	(5)	(6)
Income before income taxes attributable to The Andersons, Inc.	$3,892	$21,661

Operating results for the Grain Group have decreased $17.8 million compared to the results of the same period last year. Sales and merchandising revenues decreased $28.7 million, primarily due to a 21% decrease in the average sales price per bushel, offset by a 22% increase in bushels sold. Cost of sales and merchandising revenues decreased $38.5 million compared to the prior year, following the decrease in grain sales discussed above. Gross profit increased $9.8 million with most of the increase resulting from an $8.6 million increase in space income over the prior year.

Operating, administrative and general expenses increased $10.5 million compared to the same period in 2014. The increase was driven by a $4.1 million increase in labor and benefit costs, including additional headcount from recent acquisitions and more overtime pay in the first quarter of 2015, as well as a $2.8 million increase from on-going support costs for the ERP project since most of the cost in the prior year was capital in nature. Depreciation expense also increased $2.0 million due to capital growth, primarily from acquisitions. Other income decreased $17.3 million due to the $17.1 million gain from the partial share redemption of our investment in LTG in the first quarter of 2014.

Ethanol Group

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising and service fee revenues	$277,612	$415,208
Cost of sales and merchandising revenues	265,483	389,205
Gross profit	12,129	26,003
Operating, administrative and general expenses	6,062	6,196
Interest expense	36	176
Equity in earnings of affiliates, net	10,027	42,363
Other income (expense), net	48	130
Income before income taxes	16,106	62,124
(Loss) Income attributable to noncontrolling interests	1,160	8,396
Income before income taxes attributable to The Andersons, Inc.	$14,946	$53,728

Operating results for the Ethanol Group decreased $38.8 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $137.6 million, almost entirely related to ethanol price. While ethanol gallons sold increased less than 1 percent, the average price of ethanol decreased 33 percent. The $123.7 million decrease in cost of sales is due to lower corn and ethanol prices.

Equity in earnings of affiliates decreased $32.3 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins.
Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$511,137	$506,163
Cost of sales and merchandising revenues	442,473	435,075
Gross profit	68,664	71,088
Operating, administrative and general expenses	47,543	42,901
Interest expense	3,318	2,571
Other income, net	1,494	1,350
Income (loss) before income taxes	$19,297	$26,966

Operating results for the Plant Nutrient Group decreased $7.7 million from the same period last year. Sales and merchandising revenues increased $5.0 million due to a three percent increase in average price per ton, which followed the price of nutrients in the market, offset by a two percent decrease in fertilizer tons sold. The increase in cost of sales and merchandising revenues follows that of revenues, which is a result of higher costs per ton sold and lower volumes. Gross profit decreased slightly, due to modest declines in total volume.

Operating, administrative, and general expenses increased $4.6 million due to higher labor and benefits associated with the acquisitions of Auburn Bean and Grain and Kay Flo Industries, Inc. Additionally, professional services expense of $0.7 million was incurred as part of the Kay Flo acquisition in the current period.

Rail Group

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$89,739	$85,711
Cost of sales and merchandising revenues	54,168	49,983
Gross profit	35,571	35,728
Operating, administrative and general expenses	12,819	11,936
Interest expense	3,423	3,560
Other income, net	12,673	1,497
Income before income taxes	$32,002	$21,729

Operating results for the Rail Group increased by $10.3 million from the same period last year. Sales and merchandising revenues increased $4.0 million. Car sales decreased $5.5 million compared to the prior year which was offset by leasing revenues which increased $7.0 million, and repair and other revenues which increased $2.5 million. Cost of sales and merchandising revenues increased $4.2 million compared to the same period last year primarily as a result of a higher volume of leased cars entering service. Gross profit was flat compared to the prior year.

Other income increased significantly due to $10.6 million in higher than normal lease settlement activity.
Retail Group

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$69,615	$69,131
Cost of sales and merchandising revenues	49,225	48,597
Gross profit	20,390	20,534
Operating, administrative and general expenses	21,037	21,200
Interest expense	258	334
Other income, net	191	302
Income before income taxes	$(714)	$(698)

Operating results for the Retail Group declined slightly from the same period last year, with flat customer counts and a slight decline in gross margin.
Other

	Six months ended June 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	16,953	17,573
Interest expense (income)	(1,370)	27
Other income, net	410	809
Loss before income taxes	$(15,173)	$(16,791)

The other operating loss not allocated to business segments decreased $1.6 million compared to the same period in the prior year. Operating expenses decreased $0.6 million due to lower incentive compensation, which was partially offset by additional ERP project expenses, as the project was not yet fully implemented in the second quarter of 2014 and most of the prior year spend was capital in nature. Incentive compensation expense for corporate employees also declined $3.8 million compared to the prior year. Unallocated benefit costs decreased by $2.1 million due to lower health insurance claims than initially expected.
Income Taxes
Income tax expense of $19.1 million was provided at 34.4%. In 2014, income tax expense of $39.6 million was provided at a rate of 34.4%.

Liquidity and Capital Resources
Working Capital
At June 30, 2015, we had working capital of $212.2 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2015	June 30, 2014	Variance
Current Assets:
Cash and cash equivalents	$40,773	$47,190	$(6,417)
Restricted cash	941	895	46
Accounts receivable, net	238,601	189,646	48,955
Inventories	508,408	432,996	75,412
Commodity derivative assets – current	39,860	162,427	(122,567)
Deferred income taxes	6,069	7,443	(1,374)
Other current assets	44,765	24,596	20,169
Total current assets	879,417	865,193	14,224
Current Liabilities:
Short-term debt	141,250	27,000	114,250
Trade and other payables	358,190	307,765	50,425
Customer prepayments and deferred revenue	25,927	21,670	4,257
Commodity derivative liabilities – current	42,622	86,134	(43,512)
Accrued expenses and other current liabilities	72,034	81,260	(9,226)
Current maturities of long-term debt	27,188	89,387	(62,199)
Total current liabilities	667,211	613,216	53,995
Working Capital	$212,206	$251,977	$(39,771)
In comparison to June 30, 2014, current assets increased due to changes in accounts receivable, inventory, and other current assets. This increase is mostly offset by a significant decrease in commodity derivative assets. The increase in accounts receivable is due to second quarter 2015 and fourth quarter 2014 acquisitions being fully integrated in the current year. Inventories increased for similar reasons, with the second quarter acquisition of Kay Flo Industries, Inc. adding $25 million to total inventory. Commodity derivative assets decreased and liabilities increased and reflect the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period.
Current liabilities increased primarily due to increases in short-term debt and trade and other payables, which were partially offset by decreases in commodity derivative liabilities. Included in trade and other payables was an increase in accounts payable for grain from $164.2 million in the prior year to $203.7 million as of June 30, 2015. This increase was primarily due to the integration of the fourth quarter 2014 grain acquisition. Short-term debt increased due to increased margin calls related to higher corn prices during the quarter and the general working capital needs of the business. Current maturities of long-term debt decreased due to the pay down of $61.5 million in private placement bonds that matured in March 2015.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $59.4 million and $259.6 million in the first six months of 2015 and 2014, respectively. The decrease in cash used year to date is primarily a result of changes within working capital accounts. We also note that the prior year activity included significant cash distributions from the unconsolidated ethanol LLCs that occurred to a much smaller extent in the current year.
We have made income tax payments, net of refunds, of $4.9 million through the first six months of 2015, and we expect to make payments totaling approximately $35.3 million for the remainder of 2015.
Investing Activities
Investing activities used cash of $178.1 million through the first six months of 2015, compared to $9.3 million of cash provided in the prior year. The significant increase in cash used is due primarily to the $124.3 million net cash outflow for the purchase of Kay Flo Industries, Inc. in the second quarter. Additionally, there was an increase of $23.4 million of Rail Group asset purchases and a decrease of $2.8 million of Rail Group asset sales. The variability is driven by timing of opportunities in the Rail Group asset market. In 2015, we expect to spend a total of $140 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $100 million during the year. Through June 30, 2015, we invested $53.8 million in the purchase of additional railcars, which is partially offset by proceeds from sales of railcars of $26.4 million. Through June 30, 2014, we invested $30.4 million in the purchase of additional railcars, which was largely offset by proceeds from sales of $29.2 million. Additionally, total capital spending for 2015 on property, plant and equipment in our base business, inclusive of information technology spending and the beginning of construction on a new corporate headquarters building is expected to be approximately $112 million. The prior year also included $31.5 million of proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments.
Financing Activities
Financing activities provided cash of $163.6 million and used cash of $11.6 million for the six months ended June 30, 2015 and 2014, respectively. Most of the increase is from additional borrowings on the short-term line of credit, which increased due to the timing of margin calls and working capital needs of the business and from the increase in long-term debt from the purchase of Kay Flo Industries, Inc. We are party to borrowing arrangements with a syndicate of banks that provides a total of $876.6 million in borrowings, which includes $26.6 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $602.2 million remaining available for borrowing at June 30, 2015. Peak short-term borrowings to date were $308.5 million on March 31, 2015. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses. In additional to increased short-term borrowings, proceeds from long-term debt of $151.6 million were received, which was partially offset by $82.0 million of long-term debt reductions.

In the first six months of 2015, we also made payments of $34.2 million to repurchase approximately 803 thousand shares, which exceeds the number of shares issued as part of the acquisition of Auburn Bean and Grain. We have $14.9 million of authorization left for share buy backs under the current repurchase program.

We paid $8.0 million in dividends in the first six months of 2015 compared to $6.2 million in the prior year. We paid $0.14 per common share for the dividends paid in January and April 2015, and $0.11 per common share for the dividends paid in January, April, July and October 2014. On May 8, 2015, we declared a cash dividend of $0.14 per common share payable on July 22, 2015 to shareholders of record on July 1, 2015.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2015. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at June 30, 2015:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	37
Owned-railcar assets leased to others	On balance sheet – non-current	15,954
Railcars leased from financial intermediaries	Off balance sheet	3,680
Railcars – non-recourse arrangements	Off balance sheet	3,256
Total Railcars		22,927
Locomotive assets leased to others	On balance sheet – non-current	29
Locomotives leased from financial intermediaries	Off balance sheet	16
Total Locomotives		45
Barge assets leased to others	On balance sheet – non-current	5
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		20
In addition, we manage 410 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2015.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2015, the Company's disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company's Board of Directors approved a resolution authorizing the repurchase of shares at a value not to exceed $50.0 million, expiring on October 31, 2016. The following table gives information regarding the repurchases for the period ended June 30, 2015:

(in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program
April 1 through April 30	156	$40.88	156	$14,938
May 1 through May 31	—	—	—	14,938
June 1 through June 30	—	—	—	14,938
Total	156	$40.88	156	$14,938

Item 6. Exhibits
(a) Exhibits

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 7, 2015	By /s/ Michael J. Anderson
Michael J. Anderson
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By /s/ John Granato
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.