Form 10-Q
period 2015-09-30
Andersons, Inc.
filed 2015-11-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.0 million common shares outstanding, no par value, at November 5, 2015.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$40,658	$114,704	$326,946
Restricted cash	181	429	173
Accounts receivable, net	201,664	183,059	162,270
Inventories (Note 2)	527,789	795,655	396,464
Commodity derivative assets – current	60,965	92,771	126,396
Deferred income taxes	6,735	7,337	148
Other current assets	66,411	60,492	36,518
Total current assets	904,403	1,254,447	1,048,915
Other assets:
Commodity derivative assets – noncurrent	1,584	507	2,383
Goodwill	116,086	72,365	58,554
Other assets, net	104,269	59,162	54,587
Pension asset	—	—	13,738
Equity method investments	223,207	226,857	257,166
	445,146	358,891	386,428
Rail Group assets leased to others, net (Note 3)	347,100	297,747	245,849
Property, plant and equipment, net (Note 3)	495,045	453,607	401,800
Total assets	$2,191,694	$2,364,692	$2,082,992

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2015	December 31, 2014	September 30, 2014
Liabilities and equity
Current liabilities:
Short-term debt	$82,801	$2,166	$451
Trade and other payables	466,428	706,823	387,311
Customer prepayments and deferred revenue	23,581	99,617	27,246
Commodity derivative liabilities – current	49,911	64,075	229,265
Accrued expenses and other current liabilities	71,593	78,610	70,598
Current maturities of long-term debt (Note 4)	26,989	76,415	76,757
Total current liabilities	721,303	1,027,706	791,628
Other long-term liabilities	16,510	15,507	13,902
Commodity derivative liabilities – noncurrent	2,912	3,318	26,203
Employee benefit plan obligations	58,123	59,308	39,606
Long-term debt, less current maturities (Note 4)	413,561	298,638	289,448
Deferred income taxes	179,591	136,166	120,628
Total liabilities	1,392,000	1,540,643	1,281,415
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430, 29,353 and 28,797 shares issued at 9/30/15, 12/31/14 and 9/30/14, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	224,595	222,789	190,617
Treasury shares, at cost (1,425, 390 and 373 shares at 9/30/15, 12/31/14 and 9/30/14, respectively)	(53,971)	(9,743)	(8,762)
Accumulated other comprehensive loss	(57,459)	(54,595)	(27,971)
Retained earnings	666,507	644,556	622,722
Total shareholders’ equity of The Andersons, Inc.	779,768	803,103	776,702
Noncontrolling interests	19,926	20,946	24,875
Total equity	799,694	824,049	801,577
Total liabilities and equity	$2,191,694	$2,364,692	$2,082,992
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Income
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales and merchandising revenues	$935,774	$952,927	$3,094,355	$3,268,303
Cost of sales and merchandising revenues	850,584	868,009	2,817,681	2,985,115
Gross profit	85,190	84,918	276,674	283,188
Operating, administrative and general expenses	88,698	76,737	251,044	223,997
Interest expense	6,147	4,253	16,210	16,401
Other income:
Equity in earnings of affiliates, net	3,845	23,917	23,295	76,631
Other income, net	3,355	1,685	20,235	25,094
Income (loss) before income taxes	(2,455)	29,530	52,950	144,515
Income tax provision (benefit)	(1,505)	10,251	17,556	49,837
Net income (loss)	(950)	19,279	35,394	94,678
Net income attributable to the noncontrolling interests	277	2,454	1,433	10,844
Net income (loss) attributable to The Andersons, Inc.	$(1,227)	$16,825	$33,961	$83,834
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.04)	$0.59	$1.19	$2.95
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.04)	$0.59	$1.19	$2.95
Dividends declared	$0.14	$0.11	$0.42	$0.33
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(950)	$19,279	$35,394	$94,678
Other comprehensive income (loss), net of tax:
Decrease in estimated fair value of investment in debt securities (net of income tax of $0, $(736), $0 and $(4,044))	—	(1,214)	—	(6,676)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $235, $113, $1,760 and $(196) - Note 8)	388	187	2,906	(324)
Foreign currency translation adjustments (net of income tax of $(696), $0, ($82) and $0)	(2,750)	—	(5,954)	—
Cash flow hedge activity (net of income tax of $38, $48, $112 and $127)	62	79	184	210
Other comprehensive loss	(2,300)	(948)	(2,864)	(6,790)
Comprehensive income (loss)	(3,250)	18,331	32,530	87,888
Comprehensive income attributable to the noncontrolling interests	277	2,454	1,433	10,844
Comprehensive income (loss) attributable to The Andersons, Inc.	$(3,527)	$15,877	$31,097	$77,044
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2015	2014
Operating Activities
Net income	$35,394	$94,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,365	44,307
Bad debt expense	802	198
Equity in earnings of affiliates, net of dividends	(3,868)	8,643
Gain on sale of investments in affiliates	—	(17,055)
Gains on sales of Rail Group assets and related leases	(12,438)	(14,666)
Excess tax benefit from share-based payment arrangement	(1,299)	(1,770)
Deferred income taxes	18,921	9,441
Stock-based compensation expense	2,598	7,542
Goodwill impairment expense	1,985	—
Other	1,061	(446)
Changes in operating assets and liabilities:
Accounts receivable	(6,003)	10,161
Inventories	292,960	218,460
Commodity derivatives	16,160	127,655
Other assets	(1,465)	11,755
Trade and other payables	(344,400)	(396,629)
Net cash provided by operating activities	57,773	102,274
Investing Activities
Acquisition of business, net of cash acquired	(124,592)	—
Purchases of Rail Group assets	(112,346)	(39,294)
Proceeds from sale of Rail Group assets	64,978	30,894
Purchases of property, plant and equipment	(42,387)	(39,624)
Proceeds from sale of property, plant and equipment	184	1,043
Proceeds from returns of investments in affiliates	1,480	35,920
Cash distributions to noncontrolling interests	—	(1,494)
Investments in affiliates	—	(238)
Change in restricted cash	248	235
Net cash used in investing activities	(212,435)	(12,558)
Financing Activities
Net change in short-term borrowings	79,700	—
Proceeds from issuance of long-term debt	152,796	1,787
Payments of long-term debt	(87,032)	(64,442)
Purchase of treasury stock	(49,089)	—
Distributions to noncontrolling interest owner	(2,453)	—
Proceeds from sale of treasury shares to employees and directors	447	1,564
Payments of debt issuance costs	(271)	(3,175)
Dividends paid	(12,011)	(9,359)
Excess tax benefit from share-based payment arrangement	1,299	1,770
Other	(2,770)	—
Net cash provided by (used in) financing activities	80,616	(71,855)
Increase (decrease) in cash and cash equivalents	(74,046)	17,861
Cash and cash equivalents at beginning of period	114,704	309,085
Cash and cash equivalents at end of period	$40,658	$326,946

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					83,834	10,844	94,678
Other comprehensive loss				(6,790)			(6,790)
Cash distributions to noncontrolling interest						(8,916)	(8,916)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,542 (220 shares)		6,161	1,460				7,621
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.33 per common share)					(9,379)		(9,379)
Performance share unit dividend equivalents		134			(134)		—
Balance at September 30, 2014	$96	$190,617	$(8,762)	$(27,971)	$622,722	$24,875	$801,577

Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income					33,961	1,433	35,394
Other comprehensive loss				(2,864)			(2,864)
Cash distributions to noncontrolling interest						(2,453)	(2,453)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (163 shares)		(2,635)	4,861				2,226
Purchase of treasury shares (1,193 shares)			(49,089)				(49,089)
Dividends declared ($0.42 per common share)					(11,872)		(11,872)
Shares issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at September 30, 2015	$96	$224,595	$(53,971)	$(57,459)	$666,507	$19,926	$799,694
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
In the opinion of management, all adjustments consisting of normal and recurring items, considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated, have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.
The Condensed Consolidated Balance Sheet data at December 31, 2014 was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2014 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
New Accounting Standards
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This standard amends the recognition requirements for adjustments to provisional amounts in business combinations so that changes are recognized in the period in which they are identified. The Company has elected to early adopt this standard for business combination reporting as of the current period. The Company does not expect this standard will have a material impact on its Consolidated Financial Statements and disclosures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. This standard requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect this standard will have a material impact on its Consolidated Financial Statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for annual and interim periods beginning after December 15, 2015 and will not have a material impact on the Company's Consolidated Financial Statements and disclosures.

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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Grain	$325,536	$570,916	$227,014
Ethanol and by-products	8,365	13,154	9,696
Plant nutrients and cob products	161,562	181,136	128,573
Retail merchandise	26,079	23,810	25,647
Railcar repair parts	6,057	6,431	5,336
Other	190	208	198
	$527,789	$795,655	$396,464

Inventories on the Condensed Consolidated Balance Sheets at September 30, 2015, December 31, 2014 and September 30, 2014 do not include 3.2 million, 3.1 million and 2.0 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Land	$30,285	$23,380	$22,415
Land improvements and leasehold improvements	76,414	71,817	68,976
Buildings and storage facilities	301,125	275,059	238,664
Machinery and equipment	368,338	333,559	320,648
Software	70,781	55,436	55,791
Construction in progress	21,044	29,620	28,260
	867,987	788,871	734,754
Less: accumulated depreciation and amortization	372,942	335,264	332,954
	$495,045	$453,607	$401,800
Depreciation and amortization expense on property, plant and equipment amounted to $39.0 million and $31.6 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense on property, plant and equipment were $13.6 million and $11.2 million for the three months ended September 30, 2015 and 2014, respectively.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Rail Group assets leased to others	$441,267	$384,958	$330,318
Less: accumulated depreciation	94,167	87,211	84,469
	$347,100	$297,747	$245,849
Depreciation expense on Rail Group assets leased to others amounted to $12.9 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense on Rail Group assets leased to others amounted to $4.6 million and $3.6 million for the three months ended September 30, 2015 and 2014, respectively.
Amortization expense on intangibles was $2.6 million and $5.5 million for the three and nine months ended September 30, 2015, and $1.1 million and $2.2 million for the three and nine months ended September 30, 2014.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 10 in the Company’s 2014 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $875.0 million, including $25.0 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At September 30, 2015, the Company had a total of $657.9 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of September 30, 2015.
The Company’s short-term and long-term debt at September 30, 2015, December 31, 2014 and September 30, 2014 consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Short-term debt – recourse	$82,801	$2,166	$451
Total short-term debt	82,801	2,166	451
Current maturities of long-term debt – non-recourse	—	—	—
Current maturities of long-term debt – recourse	26,989	76,415	76,757
Total current maturities of long-term debt	26,989	76,415	76,757
Long-term debt, less current maturities – non-recourse	—	—	—
Long-term debt, less current maturities – recourse	413,561	298,638	289,448
Total long-term debt, less current maturities	$413,561	$298,638	$289,448

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
The following table presents at September 30, 2015, December 31, 2014 and September 30, 2014, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2015		December 31, 2014		September 30, 2014
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$28,585	$—	$79,646	$—	$(79,711)	$—
Fair value of derivatives	5,733	—	(10,981)	—	147,983	—
Balance at end of period	$34,318	$—	$68,665	$—	$68,272	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$43,892	$1,591	$2,306	$32	$47,821
Commodity derivative liabilities	(11,512)	(7)	(52,217)	(2,944)	(66,680)
Cash collateral	28,585	—	—	—	28,585
Balance sheet line item totals	$60,965	$1,584	$(49,911)	$(2,912)	$9,726

	December 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$49,847	$545	$6,123	$118	$56,633
Commodity derivative liabilities	(36,722)	(38)	(70,198)	(3,436)	(110,394)
Cash collateral	79,646	—	—	—	79,646
Balance sheet line item totals	$92,771	$507	$(64,075)	$(3,318)	$25,885

	September 30, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$212,760	$2,383	$2,897	$196	$218,236
Commodity derivative liabilities	(6,653)	—	(232,162)	(26,399)	(265,214)
Cash collateral	(79,711)	—	—	—	(79,711)
Balance sheet line item totals	$126,396	$2,383	$(229,265)	$(26,203)	$(126,689)

The gains included in the Company’s Condensed Consolidated Statements of Income and the line items in which they are located for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Gains (losses) on commodity derivatives included in sales and merchandising revenues	$44,290	$86,558	$105,651	$106,389
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	331,740	—	—	—
Soybeans	47,208	—	—	—
Wheat	12,631	—	—	—
Oats	19,449	—	—	—
Ethanol	—	131,789	—	—
Corn oil	—	—	10,063	—
Other	572	—	—	123
Subtotal	411,600	131,789	10,063	123
Exchange traded:
Corn	129,810	—	—	—
Soybeans	24,860	—	—	—
Wheat	28,360	—	—	—
Oats	3,285	—	—	—
Ethanol	—	3,192	—	—
Bean Oil	—	—	—	—
Other	—	—	—	—
Subtotal	186,315	3,192	—	—
Total	597,915	134,981	10,063	123

	December 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	265,574	—	—	—
Soybeans	23,820	—	—	—
Wheat	14,967	—	—	—
Oats	23,440	—	—	—
Ethanol	—	233,637	—	—
Corn oil	—	—	18,076	—
Other	28	—	—	139
Subtotal	327,829	233,637	18,076	139
Exchange traded:
Corn	159,575	—	—	—
Soybeans	31,265	—	—	—
Wheat	30,360	—	—	—
Oats	7,545	—	—	—
Ethanol	—	41,832	—	—
Bean oil	—	—	2,700	—
Other	—	—	—	5
Subtotal	228,745	41,832	2,700	5
Total	556,574	275,469	20,776	144

	September 30, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	293,592	—	—	—
Soybeans	68,486	—	—	—
Wheat	11,370	—	—	—
Oats	26,687	—	—	—
Ethanol	—	209,264	—	—
Corn oil	—	—	68,799	—
Other	140	—	—	115
Subtotal	400,275	209,264	68,799	115
Exchange traded:
Corn	117,175	—	—	—
Soybeans	34,760	—	—	—
Wheat	35,635	—	—	—
Oats	9,195	—	—	—
Ethanol	—	104,286	—	—
Other	—	—	5,400	11
Subtotal	196,765	104,286	5,400	11
Total	597,040	313,550	74,199	126

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

As of December 31, 2014, we have valued the projected benefit obligations of the Plan based on the present value of estimated costs to settle the liabilities through a combination of lump sum payments to participants and purchasing annuities from an insurance company.  This reflects an estimate of how many participants we expect will accept a lump sum offering, and an estimate of lump sum payouts for those participants based on the current lump sum rates approved by the IRS.  Liabilities expected to be settled through annuity contracts have been estimated based on future benefit payments, discounted based on current interest rates that correspond to the liability payouts, adjusted to reflect a premium that would be assessed by the insurer. As the liabilities are settled, unamortized losses in accumulated other comprehensive income will be recognized based on the projected benefit obligations and assets measured as of the dates the settlements occur. Based on rates as of September 30, 2015, the amount of unamortized losses in other comprehensive income that would result in a one-time noncash pre-tax charge was estimated at $54.4 million. Prior to settling the liabilities, we will contribute such additional amounts (estimated to be approximately $6.9 million as of September 30, 2015) as may be necessary to fully fund the Plan. Such contributions are expected to be made concurrent with settling the liabilities but may be made earlier at our discretion. The impact of termination is subject to rate changes at the time of settlement. This planned termination does not yet constitute a settlement of liability under applicable accounting guidance for pension plans. The Company anticipates the conversion to individual annuity policies along with the liability discharge to occur in the fourth quarter. The defined benefit plan is included in the accompanying table for all periods presented.

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$59	$45	$177	$135
Interest cost	45	1,193	136	3,580
Expected return on plan assets	—	(1,903)	—	(5,711)
Recognized net actuarial loss	379	234	1,137	701
Benefit cost (income)	$483	$(431)	$1,450	$(1,295)

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$225	$173	$675	$516
Interest cost	396	377	1,188	1,133
Amortization of prior service cost	(136)	(136)	(408)	(408)
Recognized net actuarial loss	379	203	1,138	609
Benefit cost	$864	$617	$2,593	$1,850

7. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecast based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily due to the impact of state and local income taxes and income or losses attributable to non-controlling interests that do not impact the Company’s income tax provision.

For the three months ended September 30, 2015, an income tax benefit of $1.5 million was provided at 61.3%, which varied from the U.S. Federal tax rate of 35%. The higher effective tax rate this quarter is primarily due to the cumulative impact of revised full year earnings expectations, driven by the inclusion of a one-time charge expected in the fourth quarter related to the termination of the Company’s pension plan, and relatively low third quarter earnings. For the three months ended September 30, 2014, the Company recorded income tax expense of $10.3 million at an effective tax rate of 34.7%.

For the nine months ended September 30, 2015, income tax expense of $17.6 million was provided at 33.2%, which differs from the statutory U.S. Federal tax rate of 35% primarily due to lower earnings expectations and the relative benefit of the domestic production activity deduction and accounting for the investment in a foreign affiliate, partially offset by tax charges related to other permanent book to taxable income items. For the nine months ended September 30, 2014, income tax expense of $49.8 million was provided at a rate of 34.5%.

We have made income tax payments, net of refunds, of $4.5 million through the first nine months of 2015, and we expect to make payments totaling approximately $21.0 million for the remainder of 2015.

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

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2015					For the nine months ended September 30, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(242)	$(7,913)	$126	$(47,130)	$(55,159)	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	62	(2,750)	—	473	(2,215)	184	(5,954)	—	3,161	(2,609)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(255)	(255)
Net current-period other comprehensive income (loss)	62	(2,750)	—	388	(2,300)	184	(5,954)	—	2,906	(2,864)
Ending balance	$(180)	$(10,663)	$126	$(46,742)	$(57,459)	$(180)	$(10,663)	$126	$(46,742)	$(57,459)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2014					For the nine months ended September 30, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(506)	$—	$2,399	$(28,916)	$(27,023)	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income (loss) before reclassifications	79	—	(1,214)	272	(863)	210	—	(6,676)	(69)	(6,535)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(255)	(255)
Net current-period other comprehensive income (loss)	79	—	(1,214)	187	(948)	210	—	(6,676)	(324)	(6,790)
Ending balance	$(427)	$—	$1,185	$(28,729)	$(27,971)	$(427)	$—	$1,185	$(28,729)	$(27,971)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
The following tables show the reclassification adjustments from accumulated other comprehensive loss to net income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Income tax provision	153	Income tax provision
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Income tax provision	153	Income tax provision
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (see Note 6).

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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to The Andersons, Inc.	$(1,227)	$16,825	$33,961	$83,834
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	(2)	93	61	443
Earnings available to common shareholders	$(1,225)	$16,732	$33,900	$83,391
Earnings per share – basic:
Weighted average shares outstanding – basic	28,071	28,260	28,394	28,222
Earnings per common share – basic	$(0.04)	$0.59	$1.19	$2.95
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,071	28,260	28,394	28,222
Effect of dilutive awards	—	40	60	46
Weighted average shares outstanding – diluted	28,071	28,300	28,454	28,268
Earnings per common share – diluted	$(0.04)	$0.59	$1.19	$2.95
There were no antidilutive stock-based awards outstanding at September 30, 2015 or 2014.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015, December 31, 2014 and September 30, 2014:

(in thousands)	September 30, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,121	$—	$—	$16,121
Restricted cash	181	—	—	181
Commodity derivatives, net (a)	34,337	(24,611)	—	9,726
Convertible preferred securities (b)	—	—	12,800	12,800
Other assets and liabilities (c)	10,814	(4,010)	350	7,154
Total	$61,453	$(28,621)	$13,150	$45,982

(in thousands)	December 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$269	$—	$—	$269
Restricted cash	429	—	—	429
Commodity derivatives, net (a)	72,868	(46,983)	—	25,885
Convertible preferred securities (b)	—	—	13,300	13,300
Other assets and liabilities (c)	10,869	(2,666)	—	8,203
Total	$84,435	$(49,649)	$13,300	$48,086

(in thousands)	September 30, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$85,663	$—	$—	$85,663
Restricted cash	173	—	—	173
Commodity derivatives, net (a)	32,606	(159,295)	—	(126,689)
Convertible preferred securities (b)	—	—	15,000	15,000
Other assets and liabilities (c)	10,671	(1,636)	—	9,035
Total	$129,113	$(160,931)	$15,000	$(16,818)

(a)	Includes associated cash posted/received as collateral

(b)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(c)
Included in other assets and liabilities are deferred compensation assets (Level 1), interest rate derivatives (Level 2), and contingent consideration to the former owners of Kay Flo Industries, Inc (Level 3).

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2015	2014	2015	2014
	Contingent Consideration	Contingent Consideration	Convertible Preferred Securities	Convertible Preferred Securities
Asset at January 1,	$—	$—	$13,300	$25,720
Unrealized gains (losses) included in other comprehensive income	—	—	—	(5,190)
Asset at March 31,	$—	$—	$13,300	$20,530
Unrealized gains (losses) included in other comprehensive income	—	—	—	(3,580)
New agreements	$350	$—	$—	$—
Asset at June 30,	$350	$—	$13,300	$16,950
Unrealized gains (losses) included in other comprehensive income	—	—	—	(1,950)
Sales proceeds	—	—	(992)	—
Realized gains (losses) included in earnings	—	—	492	—
Asset at September 30,	$350	$—	$12,800	$15,000

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2015, December 31, 2014 and September 30, 2014:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.535
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of December 31, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	7.00
		Income Approach	Discount Rate	14.5%

(in thousands)	Fair Value as of September 30, 2014	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$15,000	Market Approach	EBITDA Multiples	8.35
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Fair value of long-term debt, including current maturities	$448,590	$382,139	$369,000
Fair value in excess of carrying value	8,040	7,086	2,795
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
The Andersons Albion Ethanol LLC	$31,409	$27,824	$33,465
The Andersons Clymers Ethanol LLC	31,151	37,624	51,692
The Andersons Marathon Ethanol LLC	30,066	31,537	42,416
Lansing Trade Group, LLC	84,081	78,696	72,560
Thompsons Limited (a)	43,803	48,455	53,125
Other	2,697	2,721	3,908
Total	$223,207	$226,857	$257,166
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
The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at September 30, 2015	Three months ended September 30,		Nine months ended September 30,
(in thousands)		2015	2014	2015	2014
The Andersons Albion Ethanol LLC	53%	$665	$4,566	$4,080	$16,165
The Andersons Clymers Ethanol LLC	38%	1,454	4,564	4,922	16,819
The Andersons Marathon Ethanol LLC	50%	385	4,596	3,530	23,106
Lansing Trade Group, LLC	40% (a)	1,382	10,016	9,290	17,130
Thompsons Limited (b)	50%	17	68	1,385	3,154
Other	5%-34%	(58)	107	88	257
Total		$3,845	$23,917	$23,295	$76,631
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1.4%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $1.6 million and $20.8 million for the three and nine months ended September 30, 2015 and $31.0 million and $96.9 million for the three and nine months ended September 30, 2014.
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
This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheet. The estimated fair value of the Company’s investment in IANR as of September 30, 2015 was $12.8 million. See Footnote 10 for additional discussion on the change in the investment value.
The Company’s current maximum exposure to loss related to IANR is $22.2 million, which represents the Company’s investment at fair value plus unpaid accrued dividends of $9.4 million as of September 30, 2015. The Company does not have any obligations or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Sales revenues	$230,409	$247,451	$577,133	$766,553
Service fee revenues (a)	3,610	5,732	14,865	17,573
Purchases of product	123,051	140,843	339,159	465,459
Lease income (b)	1,542	1,426	4,787	4,686
Labor and benefits reimbursement (c)	2,950	2,804	8,761	8,603
Other expenses (d)	269	301	827	1,025

(a)	Service fee revenues include management fees, corn origination fees, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Accounts receivable (e)	$19,799	$25,049	$21,407
Accounts payable (f)	15,929	17,687	21,911

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended September 30, 2015 and 2014, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $105.1 million and $131.7 million, respectively. For the three months ended September 30, 2015 and 2014, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $119.4 million and $93.0 million, respectively.

For the nine months ended September 30, 2015 and 2014, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $315.9 million and $444.2 million, respectively. For the nine months ended September 30, 2015 and 2014, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $323.7 million and $368.3 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of September 30, 2015, December 31, 2014 and September 30, 2014 was $3.4 million, $1.4 million and $24.6 million, respectively. The fair value of derivative contract liabilities with related parties as of September 30, 2015, December 31, 2014 and September 30, 2014 was $0.3 million, $3.8 million and $18.9 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributed to an operating segment.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenues from external customers
Grain	$570,626	$575,354	$1,781,104	$1,814,517
Ethanol	139,140	179,405	416,752	594,613
Plant Nutrient	149,303	133,440	660,440	639,603
Rail	44,758	32,022	134,497	117,733
Retail	31,947	32,706	101,562	101,837
Total	$935,774	$952,927	$3,094,355	$3,268,303

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Inter-segment sales
Grain	$404	$894	$2,534	$4,256
Plant Nutrient	53	42	517	520
Rail	388	109	813	327
Total	$845	$1,045	$3,864	$5,103

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Income (loss) before income taxes
Grain	$131	$12,449	$4,024	$34,110
Ethanol	5,888	21,253	20,833	74,981
Plant Nutrient	(11,114)	(3,014)	8,183	23,952
Rail	11,913	4,160	43,915	25,889
Retail	(769)	(968)	(1,483)	(1,666)
Other	(8,781)	(6,804)	(23,955)	(23,595)
Noncontrolling interests	277	2,454	1,433	10,844
Total	$(2,455)	$29,530	$52,950	$144,515

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Identifiable assets
Grain	$852,388	$1,137,437	$713,352
Ethanol	186,250	197,888	257,194
Plant Nutrient	546,673	433,013	336,887
Rail	413,955	365,531	316,851
Retail	45,403	44,536	46,108
Other	147,025	186,287	412,600
Total	$2,191,694	$2,364,692	$2,082,992

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

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine months ended September 30,
(in thousands)	2015	2014
Noncash investing and financing activity
Capital projects incurred but not yet paid	$10,708	$5,502
Purchase of a productive asset through seller-financing	1,010	5,055
Shares issued for acquisition of business	4,303	—
Dividends declared not yet paid	3,967	3,127

15. Business Acquisitions

On May 18, 2015, the Company purchased Kay Flo Industries, Inc. and certain subsidiaries. The Company acquired 100% of the outstanding shares of Kay Flo Industries, Inc. In connection with the acquisition, the Company agreed to pay contingent consideration based on the achievement of specified objectives, including reaching targeted gross profit thresholds. The range of undiscounted amounts the Company could be required to pay under the contingent consideration arrangement is between $0 and $24 million.

The total fair value of consideration for the acquisitions is $125.5 million, including working capital. Included is $0.4 million in estimated fair value of the contingent consideration arrangement. The Company has funded this transaction with long-term debt, short-term debt, and cash on hand. The debt has been drawn from the Company's existing line of credit.

The purchase price allocation has been adjusted from the prior period for additional working capital payments to the sellers of $0.3 million. The purchase price allocation is preliminary and is subject to final working capital adjustments with the sellers in the fourth quarter. The allocation is summarized below:

(in thousands)
Cash	$880
Accounts receivable	14,699
Inventory	25,094
Other assets	6,155
Intangibles	53,091
Goodwill	45,706
Property, plant, and equipment	27,478
Accounts payable	(17,075)
Other current liabilities	(4,521)
Other non-current liabilities	(26,035)
Total purchase price	$125,472

The goodwill recognized as a result of the Kay Flo Industries, Inc. acquisition is $45.7 million and is allocated to the Plant Nutrient segment. The goodwill is not deductible for tax purposes. The goodwill recognized is primarily attributable to expansion of the segment's geographic range and the ability to realize synergies from the combination of product lines and marketing efforts.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Unpatented technology	$13,400	10 years
Customer relationships	22,800	10 years
Trade names	15,500	7 to 10 years
Noncompete agreement	1,342	5 years
Favorable leasehold interest	49	5 years
Total identifiable intangible assets	$53,091	10 years *
*weighted average number of years

The Company performed an analysis of all acquisitions and has determined that no pro forma financial information is needed due to such information not being material.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2014 Form 10-K, have not materially changed through the third quarter of 2015.
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
Grain Group
The Grain Group's performance in the third quarter reflects reduced performance in its core grain assets, as well as significantly lower returns from affiliates. The decline in results is attributable to reductions in margin per bushel, which was partly offset by increases in space income related to soybeans, wheat, and oats. Heavy rain in the eastern corn belt is expected to reduce corn yields and may put pressure on basis and space income in the fourth quarter. The wheat harvest was dramatically impacted by summer rainfall, with quality well below average. This may provide opportunities for higher income from blending in forward months.
Grain inventories on hand at September 30, 2015 were 67.3 million bushels, of which 3.2 million bushels were stored for others. This compares to 53.8 million bushels on hand at September 30, 2014, of which 2.0 million bushels were stored for others. With the acquisition of Auburn Bean and Grain in the fourth quarter of 2014, total grain storage capacity was approximately 163 million bushels at September 30, 2015 compared to 142 million bushels at September 30, 2014.
The outlook for the Grain Group remains cautious as the industry builds back from lower storage utilization rates which we have seen in the past few years. While no triggering event has occurred in the grain reporting unit, the assessment performed for goodwill is subject to changes in key assumptions that affect the calculated fair value of the reporting unit at the annual October 1 assessment date. The goodwill fair value is highly sensitive to changes in those assumptions. If recent weakness in our grain business affects our forecast for future years, this may result in a goodwill impairment charge. Total goodwill in the grain reporting unit is $46.4 million.
Ethanol Group
As expected, the Ethanol Group's third quarter results reflect lower margins, which is driven by lower ethanol prices, partly offset by a decrease in corn prices. Third quarter margins on sales of ethanol were higher than the first quarter but lower than the second quarter. Additionally, margins remain significantly lower than the record levels experienced in 2014. Despite an increase in driving demand, pressure from unleaded prices as well as high levels of production kept margins relatively weak for the quarter.  In addition to lower prices on the finished product side, regional weather challenges adversely impacted the corn crop leading to an increase in average feedstock costs at several of our facilities.  This lead to further weakness in margins compared to the prior quarter. Due to efficiency gains, total ethanol production hit record levels for the third quarter.
Ethanol volumes shipped for the three and nine months ended September 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Ethanol (gallons shipped)	72,839	69,202	221,535	216,968
E-85 (gallons shipped)	10,294	8,113	25,433	20,913
Corn Oil (pounds shipped) *	4,244	20,686	11,601	64,034
DDG (tons shipped) ^	42	41	124	123
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
Plant Nutrient Group
The Plant Nutrient Group's results reflect lower volumes in our legacy business due to adverse weather conditions throughout the year, particularly in the eastern corn belt. While margins have remained close to the prior year, it is not expected that the volume lost due to weather will be fully recovered in the current year.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 508 thousand tons for dry nutrients and approximately 546 thousand tons for liquid nutrients at September 30, 2015 and approximately 495 thousand tons for dry nutrients and approximately 440 thousand tons for liquid nutrients at September 30, 2014. The increase in our storage capacity is a result of the four additional agronomy locations acquired with the purchase of Auburn Bean and Grain in the fourth quarter of 2014 and the three additional liquid fertilizer facilities acquired as part of Kay Flo Industries, Inc in the second quarter of 2015.
Fertilizer tons shipped (including sales and service tons) for the three and nine months ended September 30, 2015 and 2014 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales tons	345	307	1,485	1,461
Service tons	34	45	156	199
Total tons	379	352	1,641	1,660
Rail Group
The Rail Group delivered improved results from its leasing business in the third quarter of 2015. Strong utilization rates and improved average lease rates are driving these results. Railcars, locomotives, and barges under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2015 were 23,301 compared to 22,139 at September 30, 2014. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has increased to 91.6% from 89.9% for the three months ended September 30, 2015 and 2014, respectively.
On May 1, 2015, the U.S. Department of Transportation announced its final rules for safe transportation of flammable liquids by rail, which affects a portion of our tank cars. We have a fleet of approximately 23,000 railcars in North America, including approximately 2,100 tank cars currently used to transport flammable liquids that are affected by the new rules, of which approximately 1,500 are moving crude oil and ethanol. Approximately 91% of the affected tank cars have a compliance deadline of 2023 or later. We have not yet determined the number of these cars that will be modified, repurposed or retired.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Sales and merchandising revenues	$935,774	$952,927	$3,094,355	$3,268,303
Cost of sales and merchandising revenues	850,584	868,009	2,817,681	2,985,115
Gross profit	85,190	84,918	276,674	283,188
Operating, administrative and general expenses	88,698	76,737	251,044	223,997
Interest expense	6,147	4,253	16,210	16,401
Equity in earnings of affiliates, net	3,845	23,917	23,295	76,631
Other income, net	3,355	1,685	20,235	25,094
Income before income taxes	(2,455)	29,530	52,950	144,515
Income attributable to noncontrolling interests	277	2,454	1,433	10,844
Income before income taxes attributable to The Andersons, Inc.	$(2,732)	$27,076	$51,517	$133,671
Comparison of the three months ended September 30, 2015 with the three months ended September 30, 2014:
Grain Group

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$570,626	$575,354
Cost of sales and merchandising revenues	540,700	542,606
Gross profit	29,926	32,748
Operating, administrative and general expenses	31,087	26,414
Interest expense	668	1,723
Equity in earnings of affiliates, net	1,340	10,190
Other income, net	618	(2,354)
Income before income taxes	129	12,447
Loss attributable to noncontrolling interest	(2)	(2)
Income before income taxes attributable to The Andersons, Inc.	$131	$12,449

Operating results for the Grain Group have decreased $12.3 million compared to the results of the same period last year. Sales and merchandising revenues and cost of sales and merchandising revenues were relatively flat compared to the same period in the prior year. Gross profit decreased $2.8 million over the prior year due to the negative financial impact on risk management positions resulting from weather-induced market volatility and lower merchandising fees, partially offset by higher income from blending opportunities related to the quality of the wheat harvest.

Operating, administrative and general expenses increased $4.7 million compared to the same period in 2014. The increase was driven by a $1.1 million increase in labor and benefit costs, including additional headcount from recent acquisitions, as well as a $1.4 million increase from on-going support costs for the ERP project since most of the cost in the prior year was capital in nature. Depreciation and amortization expense also increased $1.1 million due to capital growth, primarily from acquisitions.

Equity in earnings of affiliates decreased $8.9 million compared to the same period in 2014. This was primarily driven by a $5.8 million decrease in operating results caused by a difficult merchandising environment due to US dollar strength and low oil prices. It also includes our share ($2.8 million) of a correction of a prior period accounting error at Lansing Trade Group.

Ethanol Group

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising and service fee revenues	$139,140	$179,405
Cost of sales and merchandising revenues	132,875	166,635
Gross profit	6,265	12,770
Operating, administrative and general expenses	2,625	2,782
Interest expense	14	77
Equity in earnings of affiliates, net	2,505	13,727
Other income (expense), net	36	71
Income before income taxes	6,167	23,709
(Loss) Income attributable to noncontrolling interests	279	2,456
Income before income taxes attributable to The Andersons, Inc.	$5,888	$21,253

Operating results for the Ethanol Group decreased $15.4 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $40.3 million, almost entirely related to ethanol sales. While ethanol gallons sold increased 5%, the average price of ethanol decreased 26%. The $33.8 million decrease in cost of sales is due to lower corn and ethanol prices.

Equity in earnings of affiliates decreased $11.2 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$149,303	$133,440
Cost of sales and merchandising revenues	126,983	114,200
Gross profit	22,320	19,240
Operating, administrative and general expenses	32,593	23,760
Interest expense	1,788	1,355
Other income, net	947	2,861
Income (loss) before income taxes	$(11,114)	$(3,014)

Operating results for the Plant Nutrient Group decreased $8.1 million from the same period last year. Sales and merchandising revenues increased $15.9 million due to $18.0 million in sales related to the acquisition of Kay Flo Industries, Inc. which was partly offset by marginal declines in price per ton. The increase in cost of sales and merchandising revenues follows that of revenues, which is a result of acquisition activity. Gross profit increased by $3.1 million, all of which was attributable to the Kay Flo Industries acquisition.

Operating, administrative, and general expenses increased $8.8 million. $7.0 million of this was direct expenses at the acquired Kay Flo Industries facilities. A triggering event occurred and after completion of an impairment analysis, expense of $2.0 million was recognized to fully impair goodwill held by the cob reporting unit.

Rail Group

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$44,758	$32,022
Cost of sales and merchandising revenues	27,267	21,181
Gross profit	17,491	10,841
Operating, administrative and general expenses	6,165	5,652
Interest expense	1,506	1,821
Other income, net	2,093	792
Income before income taxes	$11,913	$4,160

Operating results for the Rail Group increased $7.8 million from the same period last year. Sales and merchandising revenues increased $12.7 million. Revenue from car sales increased $7.1 million, leasing revenues increased $4.1 million, and repair and other revenues increased $1.5 million. Cost of sales and merchandising revenues increased $6.1 million compared to the same period last year primarily as a result of a higher volume of car sales. Gross profit increased by $6.7 million compared to last year. The gross profit on car sales increased by $1.8 million as the number of cars sold increased, and base leasing gross profit increased $2.1 million.

Retail Group

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$31,947	$32,706
Cost of sales and merchandising revenues	22,759	23,387
Gross profit	9,188	9,319
Operating, administrative and general expenses	9,999	10,523
Interest expense	50	182
Other income, net	92	418
Loss before income taxes	$(769)	$(968)

Operating results for the Retail Group improved slightly from the same period last year, with a 4% decrease in customer count and flat margins during the quarter offset by effective cost controls.
Other

	Three months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	6,229	7,606
Interest expense (income)	2,121	(905)
Other income (expense), net	(431)	(103)
Loss before income taxes	$(8,781)	$(6,804)

The other operating loss not allocated to business segments increased $2.0 million compared to the same period in the prior year. The majority of the change was a $2.9 million increase in interest expense due to mark-to-market adjustments on interest rate derivative contracts. This was offset by a $1.1 million decrease in incentive compensation for corporate employees.

Income Taxes
An income tax benefit of $1.5 million was provided at 61.3%. In the third quarter of 2014, income tax expense of $10.3 million was provided at a rate of 34.7%. The higher 2015 effective tax rate is primarily due to the cumulative impact of revised full year earnings expectations, driven by the inclusion of a one-time charge expected in the fourth quarter related to the termination of the Company’s pension plan, and relatively low third quarter earnings.

The Company anticipates that its 2015 effective annual rate will be 33.0%. The Company’s actual 2014 effective tax rate was 33.4%. The lower effective rate for 2015 is primarily due to benefits related to accounting for the investment in a foreign affiliate.

Comparison of the nine months ended September 30, 2015 with the nine months ended September 30, 2014:
Grain Group

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$1,781,104	$1,814,517
Cost of sales and merchandising revenues	1,696,448	1,736,852
Gross profit	84,656	77,665
Operating, administrative and general expenses	89,020	73,868
Interest expense	5,066	7,203
Equity in earnings of affiliates, net	10,764	20,541
Other income, net	2,682	16,967
Income before income taxes	4,016	34,102
Loss attributable to noncontrolling interest	(8)	(8)
Income before income taxes attributable to The Andersons, Inc.	$4,024	$34,110

Operating results for the Grain Group have decreased $30.1 million compared to the results of the same period last year. Sales and merchandising revenues decreased $33.4 million, primarily due to a 16% decrease in the average sales price per bushel and the impact of mark to market adjustments on grain inventory and commodity derivative assets which impact revenues, partly offset by a 17% increase in bushels sold. Cost of sales and merchandising revenues decreased $40.4 million compared to the prior year, following the decrease in grain sales discussed above. Gross profit increased $7.0 million with most of the increase resulting from a $6.0 million increase in gross profit from blending operations, $5.0 million in space income, and $2.6 million in higher margins on contracted sales. This is partially offset by an $8.7 million decrease due to the negative financial impact on risk management positions resulting from weather-induced market volatility and lower merchandising fees.

Operating, administrative and general expenses increased $15.2 million compared to the same period in 2014. The increase was driven by a $5.3 million increase in labor and benefit costs, including additional headcount from recent acquisitions, as well as a $4.1 million increase from on-going support costs for the ERP project since most of the cost in the prior year was capital in nature. Depreciation and amortization expense also increased $3.1 million due to capital growth, primarily from acquisitions. Other income decreased $14.3 million due to the $17.1 million gain from the partial share redemption of our investment in LTG in the first quarter of 2014.

Equity in earnings of affiliates decreased $9.8 million compared to the same period in 2014. This was primarily driven by a $5.0 million decrease in operating results caused by a difficult merchandising environment due to US dollar strength and low oil prices. It also includes our share ($2.8 million) of a correction of a prior period accounting error at Lansing Trade Group. Our share of earnings in Thompsons Limited also declined by $1.8 million due to lower operating results and depreciation in the Canadian dollar relative to our reporting currency.

Ethanol Group

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising and service fee revenues	$416,752	$594,613
Cost of sales and merchandising revenues	398,358	555,840
Gross profit	18,394	38,773
Operating, administrative and general expenses	8,684	8,978
Interest expense	50	253
Equity in earnings of affiliates, net	12,531	56,090
Other income (expense), net	83	201
Income before income taxes	22,274	85,833
(Loss) Income attributable to noncontrolling interests	1,441	10,852
Income before income taxes attributable to The Andersons, Inc.	$20,833	$74,981

Operating results for the Ethanol Group decreased $54.1 million over the results of the same period last year. Sales and merchandising and service fee revenues decreased $177.9 million, almost entirely related to ethanol price. While ethanol gallons sold increased 2%, the average price of ethanol decreased 31%. The $157.5 million decrease in cost of sales is due to lower corn and ethanol prices.

Equity in earnings of affiliates decreased $43.6 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$660,440	$639,603
Cost of sales and merchandising revenues	569,456	549,275
Gross profit	90,984	90,328
Operating, administrative and general expenses	80,136	66,661
Interest expense	5,106	3,926
Other income, net	2,441	4,211
Income (loss) before income taxes	$8,183	$23,952

Operating results for the Plant Nutrient Group decreased $15.8 million from the same period last year. Sales and merchandising revenues increased $20.8 million due to $25.0 million in revenues related to the Kay Flo Industries acquisition offset by lower volumes in our legacy business. The increase in cost of sales and merchandising revenues follows that of revenues. Gross profit increased $0.6 million, with $3.8 million attributable to the Kay Flo acquisition and the remainder caused by a reduction in tons sold in our legacy business.

Operating, administrative, and general expenses increased $13.5 million due to $9.6 million in costs at the facilities acquired from Kay Flo Industries as well as lower volumes decreasing the amount of overhead absorbed into cost of sales during the period. A triggering event occurred and after completion of an impairment analysis, expense of $2.0 million was recognized to fully impair goodwill held by the cob reporting unit.

Rail Group

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$134,497	$117,733
Cost of sales and merchandising revenues	81,435	71,164
Gross profit	53,062	46,569
Operating, administrative and general expenses	18,984	17,588
Interest expense	4,929	5,381
Other income, net	14,766	2,289
Income before income taxes	$43,915	$25,889

Operating results for the Rail Group increased $18.0 million from the same period last year. Sales and merchandising revenues increased $16.8 million. Revenue from car sales increased $1.6 million compared to the prior year and leasing revenues increased $11.1 million. Repair and other revenues increased $4.1 million. Cost of sales and merchandising revenues increased $10.3 million compared to the same period last year primarily as a result of a higher volume of leased cars entering service. Gross profit was up $6.5 million due to a 3.1% increase in average railcar utilization compared to the prior year.

Other income increased significantly due to $10.6 million in higher than normal lease settlement activity in the second quarter.
Retail Group

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$101,562	$101,837
Cost of sales and merchandising revenues	71,984	71,984
Gross profit	29,578	29,853
Operating, administrative and general expenses	31,037	31,723
Interest expense	308	516
Other income, net	284	720
Loss before income taxes	$(1,483)	$(1,666)

Operating results for the Retail Group improved slightly from the same period last year, with a 1.5% decrease in customer count and flat margins compared to the same period last year offset by effective cost controls.
Other

	Nine months ended September 30,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	23,183	25,179
Interest expense (income)	751	(878)
Other income (expense), net	(21)	706
Loss before income taxes	$(23,955)	$(23,595)

The other operating loss not allocated to business segments increased $0.4 million compared to the same period in the prior year. Operating expenses decreased $4.8 million due to lower incentive compensation, which was offset by $5.4 million in additional ERP project expenses, as the project was not fully implemented in the third quarter of 2014 and most of the prior year spend was capital in nature. Unallocated benefit costs decreased by $0.9 million and interest expense increased $1.4 million.
Income Taxes
Income tax expense of $17.6 million was provided at 33.2%. In 2014, income tax expense of $49.8 million was provided at a rate of 34.5%. The lower 2015 effective tax rate was due primarily to increased benefits attributable to the domestic production activity deduction and accounting for the investment in foreign affiliate, partially offset by tax charges related to other permanent book to taxable income items.

Liquidity and Capital Resources
Working Capital
At September 30, 2015, we had working capital of $183.1 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2015	September 30, 2014	Variance
Current Assets:
Cash and cash equivalents	$40,658	$326,946	$(286,288)
Restricted cash	181	173	8
Accounts receivable, net	201,664	162,270	39,394
Inventories	527,789	396,464	131,325
Commodity derivative assets – current	60,965	126,396	(65,431)
Deferred income taxes	6,735	148	6,587
Other current assets	66,411	36,518	29,893
Total current assets	904,403	1,048,915	(144,512)
Current Liabilities:
Short-term debt	82,801	451	82,350
Trade and other payables	466,428	387,311	79,117
Customer prepayments and deferred revenue	23,581	27,246	(3,665)
Commodity derivative liabilities – current	49,911	229,265	(179,354)
Accrued expenses and other current liabilities	71,593	70,598	995
Current maturities of long-term debt	26,989	76,757	(49,768)
Total current liabilities	721,303	791,628	(70,325)
Working Capital	$183,100	$257,287	$(74,187)
In comparison to September 30, 2014, current assets decreased due to changes in cash and cash equivalents and commodity derivative assets. This decrease is partly offset by increases in accounts receivable and inventories. The increase in inventory is due to the integration of the assets from the acquisitions of Auburn Bean and Grain and Kay Flo Industries, Inc. as well as an earlier harvest in certain key markets. The increase in accounts receivable is due to the same acquisition activity. The decrease in cash was due to the increase in inventory as well as the purchase of long term assets. Commodity derivative assets and liabilities decreased which reflects the customers' net asset or liability based on the value of forward contracts as compared to market prices at the end of the period.
Current liabilities decreased primarily due to decreases in commodity derivative liabilities and current maturities of long-term debt. This was partially offset by increases in short-term debt and trade and other payables. Included in trade and other payables was an increase in accounts payable for grain from $222.2 million in the prior year to $274.2 million as of September 30, 2015. This increase was primarily due to the integration of the fourth quarter 2014 grain acquisition and an earlier harvest compared to the prior year. Short-term debt increased due to the general working capital needs of the business. Current maturities of long-term debt decreased due to the pay down of $61.5 million in private placement bonds that matured in March 2015.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $57.8 million and $102.3 million in the first nine months of 2015 and 2014, respectively. The cash provided year to date is primarily a result of net income and non-cash expenses offset by decreases in net working capital. We also note that the prior year activity included significant cash distributions from the unconsolidated ethanol LLCs that occurred to a much smaller extent in the current year.
We have made income tax payments, net of refunds, of $4.5 million through the first nine months of 2015, and we expect to make payments totaling approximately $21.0 million for the remainder of 2015.
Investing Activities

Investing activities used cash of $212.4 million through the first nine months of 2015, compared to $12.6 million of cash used in the prior year. The significant increase in cash used is due primarily to the $124.6 million net cash outflow for the purchase of Kay Flo Industries, Inc. in the second quarter. Additionally, there was an increase of $73.1 million of Rail Group asset purchases partly offset by a $34.1 million increase of Rail Group asset sales. The variability is driven by timing of opportunities in the Rail Group asset market. In 2015, we expect to spend a total of $129.2 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $89.7 million during the year. Through September 30, 2015, we invested $112.3 million in the purchase of additional railcars, which is partially offset by proceeds from sales of railcars of $65.0 million. Through September 30, 2014, we invested $39.3 million in the purchase of additional railcars, which was largely offset by proceeds from sales of $30.9 million. Additionally, total capital spending for 2015 on property, plant and equipment in our base business, inclusive of information technology spending and the beginning of construction on a new corporate headquarters building is expected to be approximately $98.2 million. The prior year also included $31.5 million of proceeds received from LTG as part of the partial share redemption as proceeds from sale of investments.
Financing Activities
Financing activities provided cash of $80.6 million and used cash of $71.9 million for the nine months ended September 30, 2015 and 2014, respectively. Most of the increase is from additional borrowings on the short-term line of credit, which increased due to the working capital needs of the business and from the increase in long-term debt for the purchase of Kay Flo Industries, Inc. We are party to borrowing arrangements with a syndicate of banks that provides a total of $875 million in borrowings, which includes $25 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $657.9 million remaining available for borrowing at September 30, 2015. Peak short-term borrowings to date were $308.5 million on March 31, 2015. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses. In addition to increased short-term borrowings, proceeds from long-term debt of $152.8 million were received, which was partially offset by $87.0 million of long-term debt reductions.

In the first nine months of 2015, we also made payments of $49.0 million to repurchase approximately 1.2 million shares, which exceeds the number of shares issued as part of the acquisition of Auburn Bean and Grain. We have completed our full authorization for share buy backs under the current repurchase program.

We paid $12.0 million in dividends in the first nine months of 2015 compared to $9.4 million in the prior year. We paid $0.14 per common share for the dividends paid in January, April, and July 2015, and $0.11 per common share for the dividends paid in January, April, July and October 2014. On August 28, 2015, we declared a cash dividend of $0.14 per common share payable on October 22, 2015 to shareholders of record on October 1, 2015.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2015. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at September 30, 2015:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	20
Owned-railcar assets leased to others	On balance sheet – non-current	16,608
Railcars leased from financial intermediaries	Off balance sheet	3,689
Railcars – non-recourse arrangements	Off balance sheet	2,899
Total Railcars		23,216
Locomotive assets leased to others	On balance sheet – non-current	29
Locomotives leased from financial intermediaries	Off balance sheet	16
Total Locomotives		45
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	40
Total Barges		40
In addition, we manage 410 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2015.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system.  The phased implementation continued with several new Grain locations during the first and third quarters of 2015.  The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The most significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2014 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2014, the Company's Board of Directors approved a resolution authorizing the repurchase of shares at a value not to exceed $50.0 million, expiring on October 31, 2016. The following table gives information regarding the repurchases for the period ended September 30, 2015:

(in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the program
July 1 through July 31	323	$36.59	323	$3,118
August 1 through August 31	84	36.92	84	10
September 1 through September 30	—	—	—	10
Total	407	$36.68	407	$10

Item 6. Exhibits
(a) Exhibits

No.	Description

10	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 5, 2015	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.