Form 10-K
period 2015-12-31
Andersons, Inc.
filed 2016-02-29
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $1,040.1 million as of June 30, 2015, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 28.0 million common shares outstanding, no par value, at February 18, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2016, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 16, 2016.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company conducts business across North America in the grain, ethanol, plant nutrient and rail sectors. The Company also produces turf and cob products and has a consumer retailing presence.

Segment Descriptions

The Company's operations are classified into five reportable business segments: Grain, Ethanol, Rail, Plant Nutrient, and Retail. Each of these segments is organized based upon the nature of products and services offered. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

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

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are corn, soybeans and wheat. Approximately 92% of grain sales by the Company in 2015 were purchased by U.S. grain processors and feeders, and approximately 8% were exported. Most of the Company's exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Most grain shipments from our facilities are by rail or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where producers sell grain to the Company but have it delivered directly to the end user.

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

The Company owns 31.9% of the equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company, along with LTG, also established joint ventures and purchased a grain and food-bean handler and agronomy input provider with 12 locations across Ontario, Canada and Minnesota. These investments are accounted for under the equity method. The Company periodically enters into transactions with these joint ventures as disclosed in Note 12 to the Consolidated Financial Statements in Item 8.

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
The Company holds an 85% interest in The Andersons Denison Ethanol LLC ("TADE"), which is a consolidated entity that was acquired on May 1, 2012. The Company holds a 53% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 38% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI. All operating ethanol LLC investments, except TADE, are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index and is accounted for on a gross basis. Additionally, the Company has entered into agreements with each of the unconsolidated LLCs under which it has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the

Company receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases 100% of the ethanol produced by TAAE, TACE and TADE and 50% of the ethanol produced by TAME at the same price it will resell the ethanol to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers sourced from these LLCs. Under the distillers dried grains ("DDG") and corn oil marketing agreements, the Company markets the DDG and corn oil and receives a fee on units sold.

Plant Nutrient Group

The Plant Nutrient Group is a leading manufacturer, distributor and retailer of agricultural and related plant nutrients, corncob-based products, and pelleted lime and gypsum products in the U.S. Corn Belt, Florida and Puerto Rico. The Group provides warehousing, packaging and manufacturing services to basic nutrient producers and other distributors. The Group also manufactures and distributes a variety of industrial products throughout the U.S. and Puerto Rico including nitrogen reagents for air pollution control systems used in coal-fired power plants, and water treatment and dust abatement products.

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

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets, but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. We are under contract to provide maintenance services for many of the Rail Group assets that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar, locomotive and barge positions at December 31, 2015.

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

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2015, the Company had 2,464 full-time and 979 part-time or seasonal employees.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2015.

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

Our Grain, Ethanol and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the grain business in rapidly rising markets. In our Plant Nutrient business, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material that the ethanol LLCs use to produce ethanol and co-products is corn. As a result, increase in the price of corn in the absence of a corresponding increase in petroleum based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our share of the ethanol LLCs results. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

Grains - While we attempt to manage the risk associated with commodity price changes for our grain inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our grain derivatives, for example, do not perfectly correlate with the basis component of our grain inventory and contracts. (Basis is defined as the difference between the local cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large grain position can significantly impact the profitability of the Grain business.

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

Gasoline and oil - We market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and oil and our future results of operations and financial position may be adversely affected if gasoline and oil demand or price changes.

Potash, phosphate and nitrogen - Raw materials used by the Plant Nutrient business include potash, phosphate and nitrogen, for which prices can be volatile driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower-of-cost-or-market adjustments to inventories.

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

Plant Nutrient - Our Plant Nutrient business manufactures certain agricultural nutrients and uses potentially hazardous materials. All products containing pesticides, fungicides and herbicides must be registered with the EPA and state regulatory bodies before they can be sold. The inability to obtain or the cancellation of such registrations could have an adverse impact on our business. In the past, regulations governing the use and registration of these materials have required us to adjust the raw material content of our products and make formulation changes. Future regulatory changes may have similar consequences. Regulatory agencies, such as the EPA, may at any time reassess the safety of our products based on new scientific knowledge or other factors. If it were determined that any of our products were no longer considered to be safe, it could result in the amendment or withdrawal of existing approvals, which, in turn, could result in a loss of revenue, cause our inventory to become obsolete or give rise to potential lawsuits against us. Consequently, changes in existing and future government or trade association polices may restrict our ability to do business and cause our financial results to suffer.

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

Our grain, ethanol, and plant nutrient businesses are geographically concentrated in the Eastern Corn Belt. Localized weather and other market factors may have a disproportionate impact on our business compared to our competitors.

A significant portion of the assets in the Company have exposure to conditions in the Eastern Corn Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Grain and Plant Nutrient businesses. Higher basis levels in the Eastern Corn Belt can increase the input costs of our Ethanol facilities relative to other market participants that do not have the same geographic concentration.

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

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments.

Item 2. Properties

The Company's principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Canada	110	—	—
Florida	—	3	22
Illinois	13,389	58	11
Indiana	26,351	148	139
Iowa	20,259	11	22
Michigan	34,394	70	47
Minnesota	—	—	52
Nebraska	13,107	—	—
Ohio	41,623	189	65
Puerto Rico	—	—	23
South Dakota	—	—	100
Tennessee	13,492	—	—
Texas	1,547	—	—
Wisconsin	—	29	77
	164,272	508	558

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 89% of the total storage capacity is owned, while the remaining 11% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns 97% of the dry and liquid storage facilities.

Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Sawmill Store	Columbus, OH	169,000
Brice Store	Columbus, OH	159,000
The Andersons Market (1)	Sylvania, OH	30,000
Distribution Center (1)	Maumee, OH	245,000
(1) Facility leased

The leases for the retail store and distribution center are operating leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1.3 million for 2016. In addition, the Company owns a service and sales facility for outdoor power equipment adjacent to its Maumee, Ohio retail store.

Other Properties

The Company owns an ethanol facility in Denison, Iowa with a nameplate capacity of 55 million gallons.. The Company owns lawn fertilizer production facilities in Maumee, Ohio, Bowling Green, Ohio, Montgomery, Alabama, and Mocksville, North Carolina. It also owns a corncob processing and storage facility in Delphi, Indiana and two cob facilities located in Central

Illinois. The Company leases a lawn fertilizer warehouse facility in Toledo, Ohio. The Company operates 16 railcar repair facilities and one fabrication shop throughout the country, primarily in the Midwest, South, and West.

The Company also owns an auto service center that is leased to its former venture partner. The Company's administrative office building is leased under a net lease expiring in 2016. The Company has purchased 63 acres of land on which it is constructing a new administrative office building that it expects to occupy in 2016. The Company owns approximately 2,204 acres of land on which the above properties and facilities are located and approximately 412 acres of farmland and land held for sale or future use.

The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3. Legal Proceedings

The Company has received, and is cooperating fully with, a request for information from the United States Environmental Protection Agency (“U.S. EPA”) regarding the history of its grain and fertilizer facility along the Maumee River in Toledo, Ohio. The U.S. EPA has investigated the possible introduction into the Maumee River of hazardous materials potentially leaching from rouge piles deposited along the riverfront by glass manufacturing operations that existed in the area prior to the Company's initial acquisition of the land in 1960. The Company has on several prior occasions cooperated with local, state and federal regulators to install or improve drainage systems to contain storm water runoff and sewer discharges along its riverfront property to minimize the potential for such leaching. Other area land owners and the successor to the original glass making operations have also been contacted by the U.S. EPA for information. No claim or finding has been asserted thus far.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 29, 2016) are presented in the table below.

Name	Position	Age	Year Assumed

Daniel T. Anderson	President, Retail Group President, Retail Group and Vice President, Corporate Operations Services	60	2015 2009
Valerie Blanchett	Vice President, Human Resources Vice President, Human Resources, Food Ingredients and Systems (Cargill)	54	2016 2010
Patrick E. Bowe	President and Chief Executive Officer Corporate Vice President, Food Ingredients and Systems (Cargill)	57	2015 2007
Naran U. Burchinow	Senior Vice President, General Counsel and Secretary	62	2005
James C. Burmeister	Vice President, Finance and Treasurer Vice President of Finance, Roofing and Asphalt Business (Owens-Corning) Vice President, Internal Audit (Owens-Corning)	48	2015 2013 2011
John Granato	Chief Financial Officer Principal - Finance & Operations (Global Infrastructure Partners)	50	2012 2009
Corbett Jorgenson	President, Grain Group Vice President, Transportation and Logistics Americas (Cargill) Senior Vice President, Commercial Lead, AgHorizons USA (Cargill)	41	2016 2015 2014
Neill McKinstray	President, Ethanol Group President, Grain & Ethanol Groups President, Ethanol Group	63	2016 2015 2012
Anne G. Rex	Vice President, Corporate Controller Assistant Controller	51	2012 2002
Rasesh H. Shah	President, Rail Group	61	1999
Tamara S. Sparks	Vice President, Financial Planning & Analysis Vice President, Corporate Business /Financial Analysis	47	2015 2007
William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	58	2012 2008

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

Shareholders

At February 18, 2016, there were approximately 28.0 million common shares outstanding, 1,292 shareholders of record and approximately 14,964 shareholders for whom security firms acted as nominees.

The following table sets forth the high and low bid prices for the Company's Common Shares for the four fiscal quarters in each of 2015 and 2014.

	2015		2014
	High	Low	High	Low
Quarter Ended
March 31	$53.33	$39.41	$59.26	$51.63
June 30	$47.10	$39.00	$64.50	$45.18
September 30	$39.22	$31.97	$69.38	$52.47
December 31	$38.49	$30.70	$63.73	$50.15

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2014 to January 2016 are as follows:

Payment Date	Amount
1/23/2014	$0.1100
4/22/2014	$0.1100
7/22/2014	$0.1100
10/22/2014	$0.1100
1/23/2015	$0.1400
4/22/2015	$0.1400
7/22/2015	$0.1400
10/22/2015	$0.1400
1/25/2016	$0.1550

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2015 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	787,853 (1)	$42.43	1,376,077 (2)
Equity compensation plans not approved by security holders	—	—	—

(1)
This number includes 325,000 Non-Qualified Stock Options (“Options”), 311,590 performance share units and 151,263 restricted shares outstanding under The Andersons, Inc. 2014 Long-Term Performance Compensation Plan. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 189,097 Common Shares available to be purchased under the Employee Share Purchase Plan and 1,186,980 shares available under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 1996, the Company's Board of Directors began approving the repurchase of shares of common stock for use in employee, officer and director stock purchase and stock compensation plans, which reached 4.2 million authorized shares in 2001. The Company purchased 3.1 million shares under this repurchase program. The original resolution was superseded by the Board in October 2007 with a resolution authorizing the repurchase of 1.5 million shares of common stock. The Company repurchased 0.3 million shares under this repurchase program. This resolution was superseded by the Board in October 2014, with a resolution authorizing the repurchase of shares at a value not to exceed $50.0 million. The Company has repurchased approximately 1.2 million shares, exhausting the October 2014 authorization amount.

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
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2010 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2010	2011	2012	2013	2014	2015
The Andersons, Inc.	$100.00	$121.48	$121.10	$254.38	$229.30	$138.71
NASDAQ U.S.	100.00	99.17	116.48	163.21	187.27	200.31
Peer Group Index	100.00	97.21	123.36	168.23	216.91	213.71

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2015 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)	For the years ended December 31,
	2015	2014	2013	2012	2011
Operating results
Sales and merchandising revenues (a)	$4,198,495	$4,540,071	$5,604,574	$5,272,010	$4,576,331
Gross profit	375,838	397,139	365,225	358,005	352,852
Equity in earnings of affiliates	31,924	96,523	68,705	16,487	41,450
Other income, net (b)	46,472	31,125	14,876	14,725	7,922
Net income (loss)	(11,322)	122,645	95,702	75,565	96,825
Net income (loss) attributable to The Andersons, Inc.	(13,067)	109,726	89,939	79,480	95,106

Financial position
Total assets	2,359,101	2,364,692	2,273,556	2,182,304	1,734,123
Working capital	241,485	226,741	229,451	304,346	312,971
Long-term debt (c)	436,208	298,638	371,150	407,176	238,088
Long-term debt, non-recourse (c)	—	—	4,063	20,067	797
Total equity	783,739	824,049	724,421	611,445	538,842

Cash flows / liquidity
Cash flows from (used in) operations	154,134	(10,071)	337,188	328,482	290,265
Depreciation and amortization	78,456	62,005	55,307	48,977	40,837
Cash invested in acquisitions (d)	(128,549)	(20,037)	(15,252)	(220,257)	(2,365)
Investment in affiliates (e)	(938)	(238)	(49,251)	—	(121)
Investments in property, plant and equipment	(72,469)	(59,675)	(46,786)	(69,274)	(44,162)
Net proceeds from (investment in) Rail Group assets (f)	(38,407)	(57,968)	4,648	(20,397)	(33,763)
EBITDA (g)	85,219	254,992	219,917	195,180	212,252

Per share data (h)
Net income (loss) - basic	(0.46)	3.85	3.20	2.85	3.42
Net income (loss) - diluted	(0.46)	3.84	3.18	2.82	3.39
Dividends declared	0.5750	0.4700	0.4300	0.4000	0.2933
Year-end market value	31.63	53.14	59.45	28.60	29.11

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	(1.6)%	15.6%	15.1%	15.2%	21.1%
Funded long-term debt to equity ratio (i)	0.6-to-1	0.4-to-1	0.5-to-1	0.7-to-1	0.4-to-1
Weighted average shares outstanding (000's)	28,288	28,367	27,986	27,784	27,686
Effective tax rate	2.1%	33.4%	36.0%	37.1%	34.5%
(a) Includes sales of $872.1 million in 2015, $1,064.4 million in 2014, $1,333.2 million in 2013, $1,359.4 million in 2012, and $1,385.4 million in 2011 pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs.
(b) Includes $23.1 million for the gain on dilution and partial share redemption of the LTG investment in 2015 and $17.1 million for the gain on partial share redemption of LTG in 2014.
(c) Excludes current portion of long-term debt. The increase in non-recourse debt in 2012 is related to the debt issued by TADE.
(d) During 2015, the Company acquired 100% of the stock of Kay Flo Industries, Inc. During 2012, the Company acquired the assets of Green Plains Grain, TADE, Mt. Pulaski and 100% of the stock of New Eezy Gro.
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
(i) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Net income (loss) attributable to The Andersons, Inc.	$(13,067)	$109,726	$89,939	$79,480	$95,106
Add:
Provision for income taxes	(242)	61,501	53,811	44,568	51,053
Interest expense	20,072	21,760	20,860	22,155	25,256
Depreciation and amortization	78,456	62,005	55,307	48,977	40,837
EBITDA	85,219	254,992	219,917	195,180	212,252
Add/(subtract):
Benefit (provision) for income taxes	242	(61,501)	(53,811)	(44,568)	(51,053)
Interest expense	(20,072)	(21,760)	(20,860)	(22,155)	(25,256)
Goodwill impairment	56,166	—	—	—	—
Realized gains on Rail Group assets and related leases	(13,281)	(15,830)	(19,366)	(23,665)	(8,417)
Gain on sale of investments in affiliates	(22,881)	(17,055)	—	—	—
Deferred income taxes	27,279	21,815	40,374	16,503	5,473
Excess tax benefit from share-based payment arrangement	(1,299)	(1,806)	(1,001)	(162)	(307)
Equity in earnings of unconsolidated affiliates, net of distributions received	(677)	28,749	(50,953)	8,134	(23,591)
Noncontrolling interest in income (loss) of affiliates	1,745	12,919	5,763	(3,915)	1,719
Changes in working capital and other	41,693	(210,594)	217,125	203,130	179,445
Net cash provided by (used in) operations	$154,134	$(10,071)	$337,188	$328,482	$290,265

The Company has included its Computation of Earnings to Fixed Charges in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 10-K as Exhibit 12.

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

Executive Overview
Our operations are organized, managed and classified into five reportable business segments: Grain, Ethanol, Plant Nutrient, Rail, and Retail. Each of these segments is based on the nature of products and services offered.
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

Grain Group
Total grain storage capacity is approximately 164 million bushels as of December 31, 2015 compared to 162 million bushels at December 31, 2014. Grain inventories on hand at December 31, 2015 were 119.8 million bushels, of which 3.4 million bushels were stored for others. This compares to 109.5 million bushels on hand at December 31, 2014, of which 3.1 million bushels were stored for others.
2015 results were adversely impacted by a number of items. Excessive rains during the second quarter in the Eastern Corn Belt resulted in significantly lower crop production. Growers have been reluctant to deliver or contract grain due to the current low price environment, negatively impacting both volumes and margins. 526 million bushels were shipped by our grain facilities during the year, an increase of 12 percent. The increase in volume primarily relates to the addition of the locations acquired in the fourth quarter of 2014.
Corn acres estimated for 2016 are approximately 90 million acres, which is up slightly from 2015. Soybean acres to be planted are estimated at approximately 84 million acres, which is also up slightly compared to 2015. Assuming trend yields in the areas the Company does business, this should create a good base for the Company's Grain Group in late 2016. In 2016, our Grain Group will also continue its focus on integrating recent acquisitions, continued implementation of the new ERP system and enhancing risk management and grain marketing services.
During the fourth quarter of 2015, a new investor in LTG acquired newly issued shares in the company. A portion of the capital raised was then returned to the Company through a partial share redemption of the existing owners. These two transactions lowered our ownership stake in the company to approximately 31 percent and resulted in a pre-tax gain of $23.1 million.

Ethanol Group
The Ethanol Group saw margins lower than the record levels in 2014, primarily due to a decrease in ethanol prices, partly offset by a decrease in corn prices. Additionally, income from the sale of ethanol byproducts decreased compared to the prior year. Other factors impacting current margins include lower crude price and greater ethanol production. Higher gasoline demand, improved demand and prices for DDG in relation to corn price, and an ample corn supply are factors that could potentially improve margins going into 2016.

Volumes shipped for the years ended December 31, 2015 and 2014 were as follows:

	Twelve months ended December 31,
(in thousands)	2015	2014
Ethanol (gallons shipped)	301,009	293,410
E-85 (gallons shipped)	35,432	27,482
Corn Oil (pounds shipped)	15,557	85,480
DDG (tons shipped)	168	166
The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here. Starting in the first quarter of 2015, the unconsolidated LLCs began selling corn oil directly to their customers, rather than using the Company as an agent, and this portion of the volume is excluded here. The Company still receives an economic benefit from these corn oil sales through its share of equity earnings in the unconsoldiated LLCs.

Plant Nutrient Group
While the Plant Nutrient Group experienced a slight increase in volumes for the year, it was primarily due to activity from the acquisition of Kay Flo Industries, Inc. in the second quarter of 2015. Sales volumes from the legacy Plant Nutrient business were flat overall compared to 2014. Results were adversely impacted by excessive rains in the Eastern Corn Belt during the second quarter, reducing rates of fertilizer application.
Our acquisition of Kay Flo Industries provided three additional nutrient storage and production sites which increased liquid fertilizer capacity by 26%. Total storage capacity at our wholesale nutrient and farm center facilities was approximately 508 thousand tons for dry nutrients and approximately 558 thousand tons for liquid nutrients at December 31, 2015.
Fertilizer tons shipped (including sales and service tons) for the years ended December 31, 2015 and 2014 were as follows:

(in thousands)	Twelve months ended December 31,
	2015	2014
Sales tons - Legacy	1,815	1,852
Sales tons - Kay Flo and ABG	147	16
Service tons	202	251
Total tons	2,164	2,119
As announced during the fourth quarter of 2014, the Plant Nutrient Group merged with the Turf & Specialty Group in 2015. We believe this merger will allow the groups to operate under a common strategy to better service our customers, boost growth opportunities and improve profitability going forward.

Rail Group
The Rail Group experienced improved results from its base leasing business in 2015. This included the impact of higher than normal lease settlement activity during the year. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2015 were 23,180 compared to 22,716 at December 31, 2014. The average utilization rate (Rail Group assets under management that are in lease service, exclusive of those managed for third-party investors) is 92.4% for the year ended December 31, 2015 which is 2.9% higher than prior year.
For the year ended December 31, 2015, Rail had gains on sales of Rail Group assets and related leases in the amount of $13.3 million compared to $15.8 million of gains on sales of Rail Group assets and related leases for the year ended December 31, 2014.
In 2016, the Group will continue to focus on ways to strategically grow the rail fleet and continue to look for opportunities to open new repair facilities and other adjacent businesses. We also anticipate future repair business related to new U.S. Department of Transportation rules affecting tank cars across the country.

Retail Group
The retail industry is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers.

Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including the majority of our ERP project and the settlement charges from the termination of our defined benefit pension plan.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 13 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2015	2014	2013
Sales and merchandising revenues	$4,198,495	$4,540,071	$5,604,574
Cost of sales and merchandising revenues	3,822,657	4,142,932	5,239,349
Gross profit	375,838	397,139	365,225
Operating, administrative and general expenses	338,114	318,881	278,433
Pension settlement	51,446	—	—
Goodwill impairment	56,166	—	—
Interest expense	20,072	21,760	20,860
Equity in earnings of affiliates	31,924	96,523	68,705
Other income, net	46,472	31,125	14,876
Income (loss) before income taxes	(11,564)	184,146	149,513
Income attributable to noncontrolling interests	1,745	12,919	5,763
Operating income (loss)	$(13,309)	$171,227	$143,750

Comparison of 2015 with 2014

Grain Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$2,483,643	$2,682,038
Cost of sales and merchandising revenues	2,359,998	2,550,909
Gross profit	123,645	131,129
Operating, administrative and general expenses	121,833	113,311
Goodwill impairment	46,422	—
Interest expense	5,778	8,785
Equity in earnings of affiliates	14,703	27,643
Other income, net	26,229	21,450
Income (loss) before income taxes	(9,456)	58,126
Loss attributable to noncontrolling interests	(10)	(10)
Operating income (loss)	$(9,446)	$58,136

Operating results for the Grain Group decreased $67.6 million compared to full year 2014 results. Sales and merchandising revenues decreased $198 million compared to 2014 due to a decrease in commodity prices which was partially offset by a 12 percent increase in bushels sold as a result of the Auburn Bean & Grain acquisition in late 2014. Average prices for bushels sold during the year decreased by 13 percent for corn and 17 percent for soybeans compared to 2014. Cost of sales and merchandising revenues decreased $191 million following the decrease in average commodity prices and increase in bushels sold noted above. Gross profit decreased $7.5 million due to declines of $1.2 million from blending operations, $7.6 million from space income, and $9.6 million from the negative financial impact on risk management positions resulting from weather-induced market volatility. This was partially offset by gross profit increases of $1.4 million for merchandising fees and $5.4 million in higher margins on contracted sales.

Operating, administrative, and general expenses were $8.5 million higher than 2014 almost entirely due to a $7.2 million increase in labor and benefits. The grain group also recognized a goodwill impairment charge of $46.4 million driven by compressed margins over the past several years and anticipated unfavorable operating conditions in domestic and global commodity markets, including oil and ethanol, as well as foreign exchange impacts. Equity in earnings of affiliates decreased $12.9 million due to reduced operating results of LTG and Thompsons Limited. It also includes our share ($2.8 million) of a correction of a prior period accounting error at Lansing Trade Group. Other income increased $4.8 million, which is attributable to a $6.0 million increase in gain from equity ownership transactions in LTG compared to the prior year. During the current year, our ownership interest was reduced from 39% to 31% resulting in a gain of $23.1 million whereas in the prior year out ownership was reduced from 48% to 39% resulting in a gain of $17.1 million.

Ethanol Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$556,188	$765,939
Cost of sales and merchandising revenues	531,864	717,882
Gross profit	24,324	48,057
Operating, administrative and general expenses	11,594	11,719
Interest expense	70	255
Equity in earnings of affiliates	17,221	68,880
Other income, net	377	223
Income before income taxes	30,258	105,186
Income attributable to noncontrolling interests	1,755	12,929
Operating income	$28,503	$92,257

Operating results for the Ethanol Group decreased $63.8 million compared to full year 2014 results. Sales and merchandising and service fee revenues decreased $210 million, with over 90 percent of the decrease related to ethanol sales. While ethanol gallons sold increased over two percent, average ethanol prices decreased 27 percent. DDG volumes remained flat but revenues decreased 20 percent compared to the prior year due to a lower price per ton. Cost of sales and merchandising revenues decreased $186 million following the decrease in average corn, ethanol, and DDG prices. Gross profit decreased $23.7 million and is attributed to the decrease in ethanol and DDG prices relative to corn prices which caused margin compression.

Equity in earnings of affiliates decreased $51.7 million from prior year and represents a reduction of income from investments in three unconsolidated ethanol LLCs. Throughout the year, the ethanol facilities' productivity and output remained strong, however earnings declined due to the same factors that caused a decrease in consolidated gross profit. The decrease in income attributable to noncontrolling interests is a direct result of the lower earnings at our consolidated ethanol facility that has noncontrolling interest owners.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$848,338	$802,333
Cost of sales and merchandising revenues	728,798	685,394
Gross profit	119,540	116,939
Operating, administrative and general expenses	105,478	91,519
Goodwill impairment	9,744	—
Interest expense	7,243	5,278
Other income, net	3,046	4,372
Operating income	$121	$24,514

Operating results for the Plant Nutrient Group decreased $24.4 million compared to full year 2014 results. Sales and merchandising revenues increased $46 million due to $51 million in sales at the Kay Flo Industries facilities acquired during 2015. Revenues in the legacy business were flat. Volumes were up five percent, however this was due primarily to tons sold by facilities acquired in recent acquisitions. Cost of sales and merchandising revenues increased $43.4 million, also primarily due to the acquisition activity noted above. The acquired facilities offset by a modest decline in legacy business resulted in a $2.6 million increase to gross profit compared to the prior year.

Operating, administrative, and general expenses increased $14.0 million from the prior year, of which $13.8 million related to the 2015 acquisition of Kay Flo Industries. Of those costs, $4.9 million were non-recurring acquisition related items, including cost of sales increases as a result of inventory purchase accounting adjustments. Goodwill impairment charges of $9.7 million for our Farm Center and Cob businesses were recorded due to reduced volumes over the past several years. Other income decreased $1.3 million in 2015 due to the settlement of a legal claim during the third quarter of 2014 which did not repeat in the current year.

Rail Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$170,848	$148,954
Cost of sales and merchandising revenues	103,161	89,192
Gross profit	67,687	59,762
Operating, administrative and general expenses	25,935	24,164
Interest expense	7,006	7,247
Other income, net	15,935	3,094
Operating income	$50,681	$31,445

Operating results for the Rail Group increased $19.2 million compared to the full year 2014 results. Sales and merchandising revenues increased $21.9 million. The increase was driven by an increase in lease revenue of $15.7 million and an increase in repair revenue of $4.8 million due to higher productivity in 2015. Cost of sales and merchandising revenues increased $14.0 million, primarily as a result of higher leasing activity. As a result of these factors, Rail gross profit increased $7.9 million over the prior year.

Operating expenses increased modestly by $1.8 million which was largely due to higher maintenance charges from moving additional railcars into service. Interest expense remained flat compared to the prior year. Other income increased $12.8 million due to higher than normal lease settlement activity in 2015.

Retail Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$139,478	$140,807
Cost of sales and merchandising revenues	98,836	99,555
Gross profit	40,642	41,252
Operating, administrative and general expenses	41,298	42,161
Interest expense	356	666
Other income, net	557	955
Operating loss	$(455)	$(620)

Operating results for the Retail Group improved slightly from the same period last year with a 1.3 percent decrease in customer count and 1.5 percent decrease in margins offset by effective cost controls and a modest increase in sales volume per customer.

Other

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	31,976	36,007
Pension settlement	51,446	—
Interest expense (income)	(381)	(471)
Equity in earnings of affiliates	—	—
Other income, net	328	1,031
Operating loss	$(82,713)	$(34,505)

The net corporate operating loss (costs not allocated back to the business units) increased $48.2 million to a loss of $82.7 million for 2015. The most significant increase was a $51.4 million settlement charge for the termination of the defined benefit pension plan. Excluding this item, corporate expenses were down $3.2 million primarily due to the impact of lower corporate incentive compensation.

Income Taxes
Income tax benefit of $0.2 million was provided at 2.1%. In 2014, income tax expense of $61.5 million was provided at 33.4%. The decrease in the effective tax rate was due primarily to $11.8 million of the goodwill write-off that did not provide a corresponding tax benefit.

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

Operating results for the Grain Group increased $11.3 million compared to full year 2013 results. Sales and merchandising revenues decreased $936 million over 2013 and are largely a result of a decrease in commodity prices. Total bushels shipped increased by one percent, but average commodity prices decreased almost 30 percent, including corn prices down 34 percent and soybean prices down 16 percent during the year. Cost of sales and merchandising revenues decreased $949 million following the decrease in average commodity prices. Gross profit increased $12.6 million due to increased space income. Most of the increase relates to wheat, but corn and beans also contributed to the increase.

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

Ethanol Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$765,939	$831,965
Cost of sales and merchandising revenues	717,882	799,453
Gross profit	48,057	32,512
Operating, administrative and general expenses	11,719	11,082
Interest expense	255	1,038
Equity in earnings (loss) of affiliates	68,880	35,583
Other income, net	223	399
Income (loss) before income taxes	105,186	56,374
Income (loss) attributable to noncontrolling interests	12,929	5,774
Operating income (loss)	$92,257	$50,600

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

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$802,333	$849,166
Cost of sales and merchandising revenues	685,394	733,195
Gross profit	116,939	115,971
Operating, administrative and general expenses	91,519	81,186
Interest expense	5,278	4,549
Equity in earnings of affiliates	—	—
Other income, net	4,372	1,783
Operating income	$24,514	$32,019

Operating results for the Plant Nutrient Group decreased $7.5 million compared to full year 2013 results. Sales and merchandising revenues decreased $46.8 million due to a nine percent decrease in the average price per ton sold, which followed the price of nutrients in the market. Volumes were up less than two percent during the year, having little impact on the change in revenues. Cost of sales and merchandising revenues decreased $47.8 million, also primarily due to lower costs per ton sold, comparable with the selling price decrease and reflective of the market. This resulted in a marginal increase in gross profit for the year.

Operating expenses increased $10.3 million from the prior year, due to increases in labor expense and additional depreciation from the current year acquisition and other recent capital projects. Other income increased $2.6 million in 2014 and is due to the settlement of a legal claim during the third quarter of 2014.

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

Other

	Year ended December 31,
(in thousands)	2014	2013
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	36,007	23,859
Interest income	(471)	(527)
Equity in earnings of affiliates	—	—
Other income, net	1,031	2,407
Operating loss	$(34,505)	$(20,925)

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

Liquidity and Capital Resources

Working Capital

At December 31, 2015, the Company had working capital of $241.5 million, an increase of $14.7 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2015	December 31, 2014	Variance
Current Assets:
Cash and cash equivalents	$63,750	$114,704	$(50,954)
Restricted cash	451	429	22
Accounts receivables, net	170,912	183,059	(12,147)
Inventories	747,399	795,655	(48,256)
Commodity derivative assets – current	49,826	92,771	(42,945)
Deferred income taxes	6,772	7,337	(565)
Other current assets	90,412	60,492	29,920
Total current assets	1,129,522	1,254,447	(124,925)
Current Liabilities:
Short-term debt	16,990	2,166	14,824
Trade and other payables	668,788	706,823	(38,035)
Customer prepayments and deferred revenue	66,762	99,617	(32,855)
Commodity derivative liabilities – current	37,387	64,075	(26,688)
Accrued expenses and other current liabilities	70,324	78,610	(8,286)
Current maturities of long-term debt	27,786	76,415	(48,629)
Total current liabilities	888,037	1,027,706	(139,669)
Working capital	$241,485	$226,741	$14,744

In comparison to the prior year, current assets slightly decreased primarily as a result of lower inventory levels, commodity derivative assets, and cash, offset by an increase in other assets. Much of the decrease in cash relates to lower earnings in the fourth quarter of 2015 and lower distributions from equity method investments compared to the prior year. See the discussion below on additional sources and uses of cash for an understanding of the change in cash from prior year. Current commodity derivative assets and liabilities have decreased which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period. Other current assets increased primarily due to the reclassification of our investment and accrued dividends in Iowa Northern Railway to current assets due to a planned sale of our current ownership interest.

Current liabilities decreased primarily as a result of lower payables related to declining commodity prices and a reduction in the current maturities of long-term debt due to refinancing our currently maturing borrowings.

Sources and Uses of Cash 2015 compared to 2014

Operating Activities and Liquidity

Our operating activities provided cash of $154.1 million in 2015 compared to cash used by operations of $10.1 million in 2014. The significant change in operating cash flows in 2015 relates primarily to the changes in working capital, particularly inventory, discussed above, partially offset by lower operating results.

In 2015, the Company paid income taxes, net of refunds received, of $4.9 million compared to $36.8 million in 2014. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The decrease in income taxes paid in 2015 from 2014 is primarily due to decreased current income tax expense and overpayments related to 2014 taxes that were applied to 2015 estimated tax payments.

Investing Activities

Investing activities used $238.5 million in 2015 compared to $89.7 million used in 2014. The increase in cash used for investing activities is primarily driven by the 2015 acquisition of Kay Flo Industries, Inc. for $128.5 million. In addition, a large portion of the remaining 2015 spending relates to purchases of Rail Group assets in the amount of $115.0 million. Purchases of Rail Group assets was only partially offset in the current year by proceeds from the sale of Rail Group assets in the amount of $76.6 million. Capital spending for 2015 on property, plant and equipment includes: Grain - $26.9 million; Ethanol - $7.2 million; Plant Nutrient - $14.4 million; Rail - $3.0 million; Retail - $1.0 million and $20.0 million in corporate / enterprise resource planning project spending.

We expect to spend approximately $122 million in 2016 on conventional property, plant and equipment which includes estimated 2016 capital spending for the continuing project to replace current technology with an enterprise resource planning system and completing construction on a new corporate headquarters building. An additional $140 million is estimated to be spent on the purchase and capitalized modifications of railcars and barges with related sales or financings of $116 million.

Financing Arrangements

Net cash provided by financing activities was $33.4 million in 2015, compared to $94.6 million used in 2014. The cash provided in 2015 was primarily driven by the issuance of long-term debt associated with our acquisition activity during the year, partly offset by the completion of our $50 million share repurchase program.

We have significant amounts of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $873.8 million in borrowing capacity, including $23.8 million in non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $721.7 million remaining available for borrowing at December 31, 2015. Peak short-term borrowings to date were $308.5 million on March 31, 2015. Typically, the Company's highest borrowing occurs in the spring due to seasonal inventory requirements in the fertilizer and retail businesses.

We paid $15.9 million in dividends in 2015 compared to $12.5 million in 2014. We paid $0.14 per common share for the dividends paid in January, April, July and October 2015, and $0.11 per common share for the dividends paid in January, April, July and October 2014. On October 30, 2015, we declared a cash dividend of $0.155 per common share, payable on January 25, 2016 to shareholders of record on January 4, 2016.

Proceeds from the sale of treasury shares to employees and directors were $0.5 million and $1.5 million for 2015 and 2014, respectively. During 2015, we issued approximately 174 thousand shares and share units and 325 thousand options to employees and directors under our equity-based compensation plans.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2015. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.

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

Sources and Uses of Cash 2014 compared to 2013

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

Contractual Obligations

Future payments due under contractual obligations at December 31, 2015 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt	$27,461	$103,188	$137,342	$194,549	$462,540
Interest obligations (a)	15,263	27,470	17,103	46,394	106,230
Operating leases (b)	29,388	39,362	16,155	7,720	92,625
Purchase commitments (c)	777,727	40,396	—	—	818,123
Other long-term liabilities (d)	1,247	2,745	3,076	9,039	16,107
Total contractual cash obligations	$851,086	$213,161	$173,676	$257,702	$1,495,625
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2015 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 90% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $656 million for the purchase of grain from producers and $89 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(d) Other long-term liabilities include estimated obligations under our retiree healthcare programs. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2020 have considered recent payment trends and actuarial assumptions. We have not included pension contributions; see Note 7 for discussion of the 2015 pension termination.

At December 31, 2015, we had standby letters of credit outstanding of $31.9 million, as well as $0.2 million that was outstanding on a non-recourse basis.

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

The following table describes our Rail Group asset positions at December 31, 2015.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	34
Owned-railcar assets leased to others	On balance sheet – non-current	16,078
Railcars leased from financial intermediaries	Off balance sheet	4,141
Railcars – non-recourse arrangements	Off balance sheet	2,843
Total Railcars		23,096
Locomotive assets leased to others	On balance sheet – non-current	40
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		44
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	40
Total Barges		40

In addition, we manage approximately 409 railcars for third-party customers or owners for which we receive a fee.

We have future lease payment commitments aggregating $63.0 million for the Rail Group assets we lease from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. We utilize non-recourse arrangements where possible in order to minimize credit risk. Refer to Note 14 to the Company's Consolidated Financial Statements in Item 8 for more information on our leasing activities.

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

We also annually review the balance of goodwill for impairment in the fourth quarter, using quantitative analyses. Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. The quantitative review for impairment takes into account our estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including lease rates, lease terms, operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. These factors are discussed in more detail in Note 4, Goodwill and Intangible Assets.

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

Commodity Prices

The Company's daily net commodity position consists of inventories, related purchase and sale contracts, exchange-traded futures, and over-the-counter contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. The Company has established controls to manage and limit risk exposure, which consists of daily review of position limits and effects of potential market price moves on those positions.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2015	2014
Net commodity position	$(7,406)	$(4,752)
Market risk	(741)	(475)

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

	December 31,
(in thousands)	2015	2014
Fair value of long-term debt, including current maturities	$467,703	$382,139
Fair value in excess of carrying value	3,708	7,086
Market risk	7,678	5,809

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Andersons, Inc.
We have audited the accompanying consolidated balance sheet of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We did not audit the financial statements of Lansing Trade Group, LLC, the Company’s investment in which is accounted for by use of the equity method. The accompanying consolidated statements of the Company includes its equity investment in Lansing Trade Group, LLC of $102 million as of December 31, 2015, and its equity in earnings in Lansing Trade Group, LLC of $12 million for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of The Andersons, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and (as to the amounts included for The Lansing Trade Group, LLC) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 29, 2016

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors
of The Andersons, Inc.

To Shareholders and Board of Directors
of The Andersons, Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of The Andersons, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. accounts for under the equity method of accounting, for which The Andersons, Inc. financial statements reflects an investment of $78.7 million as of December 31, 2014 and equity in earnings of affiliates of $23.3 million and $31.2 million for the years ended December 31, 2014 and 2013, respectively. The consolidated financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Toledo, OH
March 2, 2015, except for the effects of the change in the composition of reportable segments discussed in Note 13 to the consolidated financial statements, as to which the date is February 29, 2016

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Sales and merchandising revenues	$4,198,495	$4,540,071	$5,604,574
Cost of sales and merchandising revenues	3,822,657	4,142,932	5,239,349
Gross profit	375,838	397,139	365,225
Operating, administrative and general expenses	338,114	318,881	278,433
Pension settlement	51,446	—	—
Goodwill impairment	56,166	—	—
Interest expense	20,072	21,760	20,860
Other income:
Equity in earnings of affiliates, net	31,924	96,523	68,705
Other income, net	46,472	31,125	14,876
Income (loss) before income taxes	(11,564)	184,146	149,513
Income tax provision (benefit)	(242)	61,501	53,811
Net income (loss)	(11,322)	122,645	95,702
Net income attributable to the noncontrolling interests	1,745	12,919	5,763
Net income (loss) attributable to The Andersons, Inc.	$(13,067)	$109,726	$89,939
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.46)	$3.85	$3.20
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.46)	$3.84	$3.18
Dividends declared	$0.5750	$0.4700	$0.4300
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(11,322)	$122,645	$95,702
Other comprehensive income (loss), net of tax:
Change in estimated fair value of investment in debt securities (net of income tax of $0, $4,685 and $(3,208))	—	(7,735)	5,292
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(24,746), $12,866 and $(10,439))	40,736	(21,243)	18,641
Foreign currency translation adjustments (net of income tax of $82, $947 and $0)	(7,333)	(4,709)	—
Cash flow hedge activity (net of income tax of $(154), $(166) and $(238))	253	273	265
Other comprehensive income (loss)	33,656	(33,414)	24,198
Comprehensive income	22,334	89,231	119,900
Comprehensive income attributable to the noncontrolling interests	1,745	12,919	5,763
Comprehensive income attributable to The Andersons, Inc.	$20,589	$76,312	$114,137
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$63,750	$114,704
Restricted cash	451	429
Accounts receivable, less allowance for doubtful accounts of $6,938 in 2015; $4,644 in 2014	170,912	183,059
Inventories (Note 2)	747,399	795,655
Commodity derivative assets – current (Note 6)	49,826	92,771
Deferred income taxes (Note 8)	6,772	7,337
Other current assets	90,412	60,492
Total current assets	1,129,522	1,254,447
Other assets:
Commodity derivative assets – noncurrent (Note 6)	412	507
Goodwill (Note 4)	63,934	72,365
Other intangible assets, net (Note 4)	120,240	66,542
Other assets, net	9,515	34,751
Equity method investments	242,107	226,857
	436,208	401,022
Rail Group assets leased to others, net (Note 3)	338,111	297,747
Property, plant and equipment, net (Note 3)	455,260	411,476
Total assets	$2,359,101	$2,364,692

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Short-term debt (Note 5)	$16,990	$2,166
Trade and other payables	668,788	706,823
Customer prepayments and deferred revenue	66,762	99,617
Commodity derivative liabilities – current (Note 6)	37,387	64,075
Accrued expenses and other current liabilities	70,324	78,610
Current maturities of long-term debt (Note 5)	27,786	76,415
Total current liabilities	888,037	1,027,706
Other long-term liabilities	18,176	15,507
Commodity derivative liabilities – noncurrent (Note 6)	1,063	3,318
Employee benefit plan obligations (Note 7)	45,805	59,308
Long-term debt, less current maturities (Note 5)	436,208	298,638
Deferred income taxes (Note 8)	186,073	136,166
Total liabilities	1,575,362	1,540,643
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,353 shares issued in 2015; 29,353 shares issued in 2014)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	222,848	222,789
Treasury shares, at cost (1,397 in 2015; 390 in 2014)	(52,902)	(9,743)
Accumulated other comprehensive loss	(20,939)	(54,595)
Retained earnings	615,151	644,556
Total shareholders’ equity of The Andersons, Inc.	764,254	803,103
Noncontrolling interests	19,485	20,946
Total equity	783,739	824,049
Total liabilities and equity	$2,359,101	$2,364,692
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2015	2014	2013
Operating Activities
Net income (loss)	$(11,322)	$122,645	95,702
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,456	62,005	55,307
Bad debt expense	3,302	1,183	1,187
Equity in earnings of affiliates, net of dividends	(677)	28,749	(50,953)
Gain on sale of investments in affiliates	(22,881)	(17,055)	—
Gains on sales of Rail Group assets and related leases	(13,281)	(15,830)	(19,366)
Loss on sales of property, plant and equipment	2,079	2,079	633
Excess tax benefit from share-based payment arrangement	(1,299)	(1,806)	(1,001)
Deferred income taxes	27,279	21,815	40,374
Stock based compensation expense	1,899	8,581	4,339
Pension settlement charge, net of cash contributed	48,344	—	—
Goodwill impairment charge	56,166	—	—
Asset impairment charge	285	3,090	4,439
Other	(140)	(296)	(135)
Changes in operating assets and liabilities:
Accounts receivable	45,058	(1,703)	35,446
Inventories	73,350	(172,040)	162,443
Commodity derivatives	14,098	(27,652)	69,633
Other assets	(26,315)	(11,407)	(4,926)
Accounts payable and accrued expenses	(120,267)	(12,429)	(55,934)
Net cash (used in) provided by operating activities	154,134	(10,071)	337,188
Investing Activities
Acquisition of businesses, net of cash acquired	(128,549)	(20,037)	(15,252)
Purchases of Rail Group assets	(115,032)	(90,067)	(92,584)
Proceeds from sale of Rail Group assets	76,625	32,099	97,232
Purchases of property, plant and equipment	(72,469)	(59,675)	(46,786)
Proceeds from sale of property, plant and equipment	284	1,401	390
Proceeds from returns of investments in affiliates	1,620	46,800	—
Investments in affiliates	(938)	(238)	(49,251)
Change in restricted cash	(21)	(21)	(10)
Net cash used in investing activities	(238,480)	(89,738)	(106,261)
Financing Activities
Net change in short-term borrowings	15,000	—	(24,219)
Proceeds from issuance of long-term debt	181,767	3,405	68,003
Payments of long-term debt	(92,474)	(69,697)	(94,752)
Distributions to noncontrolling interest owner	(3,206)	(14,920)	—
Proceeds from sale of treasury shares to employees and directors	468	1,509	1,939
Payments of debt issuance costs	(296)	(3,175)	(46)
Purchase of treasury stock	(49,089)	—	—
Dividends paid	(15,921)	(12,485)	(11,986)
Excess tax benefit from share-based payment arrangement	1,299	1,806	1,001
Other	(4,156)	(1,015)	—
Net cash (used in) provided by financing activities	33,392	(94,572)	(60,060)
(Decrease) increase in cash and cash equivalents	(50,954)	(194,381)	170,867
Cash and cash equivalents at beginning of year	114,704	309,085	138,218
Cash and cash equivalents at end of year	$63,750	$114,704	$309,085

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2013	$96	$181,627	$(12,559)	$(45,379)	$470,628	$17,032	$611,445
Net income					89,939	5,763	95,702
Other comprehensive income				24,198			24,198
Proceeds received from noncontrolling interest owner						152	152
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,243 (224 shares)		2,698	2,337				5,035
Dividends declared ($0.43 per common share)					(12,111)		(12,111)
Performance share unit dividends equivalents		55			(55)		—
Balance at December 31, 2013	96	184,380	(10,222)	(21,181)	548,401	22,947	724,421
Net income					109,726	12,919	122,645
Other comprehensive loss				(33,414)			(33,414)
Cash distributions to noncontrolling interest						(14,920)	(14,920)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,485 (219 shares)		7,282	1,380				8,662
Purchase of treasury shares (17 shares)			(901)				(901)
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.47 per common share)					(13,436)		(13,436)
Shares issued for acquisitions (556 shares)		31,050					31,050
Performance share unit dividends equivalents		135			(135)		—
Balance at December 31, 2014	96	222,789	(9,743)	(54,595)	644,556	20,946	824,049
Net (loss) income					(13,067)	1,745	(11,322)
Other comprehensive income				33,656			33,656
Cash distributions to noncontrolling interest						(3,206)	(3,206)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (187 shares)		(4,382)	5,930				1,548
Purchase of treasury shares (1,193 shares)			(49,089)				(49,089)
Dividends declared ($0.575 per common share)					(16,200)		(16,200)
Shares issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividends equivalents		138			(138)		—
Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly. The allowance is based both on specific identification of potentially uncollectible accounts and the application of a consistent policy, based on historical experience, to estimate the allowance necessary for the remaining accounts receivable. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation. Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered. The Company manages its exposure to counter-party credit risk through credit analysis and approvals, credit limits and monitoring procedures.

Commodity Derivatives and Inventories

The Company's operating results can be affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. The exchange traded contracts are primarily via the Chicago Mercantile Exchange ("CME".) The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

The Company has changed its policy to align with standard industry practice and has applied this change for all periods beginning in 2015. Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues in the Consolidated Statements of Operations. Previously, these gains and losses were included in sales and merchandising revenues. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 6 and 11 to the Consolidated Financial Statements.

Grain inventories, which are agricultural commodities and may be acquired under provisionally priced contracts, are stated at their net realizable value, which approximates fair value less disposal costs.

All other inventories are stated at the lower of cost or net realizable value. Cost is determined by the average cost method. Additional information about inventories is presented in Note 2 to the Consolidated Financial Statements.

Derivatives - Master Netting Arrangements

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets. Additional information about the Company's master netting arrangements is presented in Note 6 to the Consolidated Financial Statements.

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company's long-term interest rate swap is recorded in other current liabilities as it expires in 2016 and has been designated as a cash flow hedge; accordingly, changes in the fair value of this instrument is recognized in other comprehensive income. The Company has other interest rate contracts recorded in other assets that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 6 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (renewed in December 2013), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The payable balance was $4.5 million and $8.5 million included in customer prepayments and deferred revenue as of December 31, 2015 and December 31, 2014, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 20 to 40 years; and machinery and equipment - 3 to 20 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

Deferred Debt Issue Costs

Costs associated with the issuance of debt are deferred. These costs are amortized, as a component of interest expense, over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff date if the loan does not contain a prepayment penalty. Deferred costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the implied fair value of goodwill. Additional information about the Company's goodwill and other intangible assets is presented in Note 4 to the Consolidated Financial Statements.

Acquired intangible assets are recorded at cost, less accumulated amortization. In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. The amounts charged to expense for the years ended December 31, 2015, 2014 and 2013 for amortization of capitalized computer software costs were approximately $6.5 million, $3.8 million, and $1.1 million, respectively. Unamortized computer software costs in the Consolidated Balance Sheets were $52.2 million and $54.6 million as of December 31, 2015 and 2014, respectively. Once a project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Capitalized software costs of $42.1 million, previously included in net property, plant, and equipment, have been reclassified to other intangible assets to conform to the current period presentation.

Amortization of intangible assets is provided over their estimated useful lives (generally 3 to 10 years) on the straight-line method.

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the assets to the undiscounted future net cash flows the Company expects to generate with the assets. If such assets are considered to be impaired, the Company recognizes an impairment loss for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Provisionally Priced Grain Contracts

Accounts payable for grain includes certain amounts related to grain purchases for which, even though the Company has taken ownership and possession of the grain, the final purchase price has not been fully established. If the futures and basis components are unpriced, it is referred to as a delayed price payable. If the futures component has not been established, but the basis has been set, it is referred to as a basis payable. The unpriced portion of these payables will be exposed to changes in the fair value of the underlying commodity based on quoted prices on commodity exchanges (or basis levels). Those payables that are fully priced are not considered derivative instruments.

The Company also enters into contracts with customers for risk management purposes that allow the customers to effectively unprice the futures component of their inventory for a period of time, subjecting the bushels to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted Chicago Board of Trade ("CBOT") prices. See Note 11 for additional discussion on these instruments.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, adjusted for revisions to performance expectations. Additional information about the Company's stock compensation plans is presented in Note 16 to the Consolidated Financial Statements.

Deferred Compensation Liability

Included in accrued expenses are $11.1 million and $10.9 million at December 31, 2015 and 2014, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets and have been classified as trading securities with changes in the fair value recorded in earnings as a component of other income, net. Changes in the fair value of the deferred compensation liability are reflect in earnings as a component of operating, administrative, and general expenses.

Revenue Recognition

The Company follows a policy of recognizing sales revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, pricing is fixed or determinable, and collection is reasonably assured.

Sales of grain and ethanol are primarily recognized at the time of shipment, which is when title and risk of loss transfers to the customer. There are certain transactions that allow for pricing to occur after title of the goods has passed to the customer. In these cases, the Company continues to report the goods in inventory until it recognizes the sales revenue once the price has been determined. Direct ship grain sales (where the Company never takes physical possession of the grain) are recognized when the grain arrives at the customer's facility. Revenues from other grain and ethanol merchandising activities are recognized as services are provided. Sales of other products are recognized at the time title and risk of loss transfers to the customer, which is generally at the time of shipment or, in the case of the retail store sales, when the customer takes possession of the goods. Revenues for all other services are recognized as the service is provided.

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

Sales returns and allowances are provided for at the time sales are recorded based on historical experience. Shipping and handling charges are included in cost of sales. Sales taxes and motor fuel taxes on ethanol sales are presented on a net basis and are excluded from revenues.

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

The Company expenses operating lease payments on a straight-line basis over the lease term. Additional information about leasing activities is presented in Note 14 to the Consolidated Financial Statements.

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

The annual effective tax rate is determined by income tax expense from continuing operations, described above, as a percentage of income (loss) before income taxes. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

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

Additional information about the Company’s income taxes is presented in Note 8 to the Consolidated Financial Statements.

Employee Benefit Plans

The Company provides full-time employees hired before January 1, 2003 with postretirement health care benefits. In addition, and prior to its termination in 2015, the Company provided full-time non-retail employees hired before July 1, 2010 with pension benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including rates of return on assets set aside to fund the defined benefit pension plan, rates of compensation increases, employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company's historical experience combined with management's knowledge and understanding of current facts and circumstances. The selection of the discount rate is based on an index given projected plan payouts. In the fourth quarter of 2015, the Company terminated the defined benefit pension plan. Additional information about the Company's employee benefit plans is presented in Note 7 to the Consolidated Financial Statements.

Advertising

Advertising costs are expensed as incurred. Advertising expense of $5.2 million, $4.5 million and $3.9 million in 2015, 2014, and 2013, respectively, is included in operating, administrative and general expenses.

Equity

On February 18, 2014, the Company effected a three-for-two stock split in the form of a stock dividend to shareholders of record as of January 21, 2014. All share, dividend and per share information set forth in this 10-K has been retroactively adjusted to reflect the stock split.

Reclassification

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity, or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues in the Consolidated Statements of Operations. Previously, these gains and losses were included in sales and merchandising revenues. The Company has changed its presentation to align with standard industry practice and has applied this change for all periods beginning in 2015.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases. This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with expanded disclosures around those items. This guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard.

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of this standard.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Balance Sheets.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.  ASU 2015-17 will result in the reclassification noted above on our Consolidated Balance Sheets, and will have no impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This standard amends the recognition requirements for adjustments to provisional amounts in business combinations so that changes are recognized in the period in which they are identified. The Company has early adopted this standard for business combination reporting in the current year and it did not have a material impact on its Consolidated Financial Statements and disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for annual and interim periods beginning after December 15, 2015 and will have the effect of reducing other assets and long-term debt by approximately $4 million in the Company's Consolidated Balance Sheets.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.

2. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2015	2014
Grain	$534,548	$570,916
Ethanol and by-products	8,576	13,154
Plant nutrients and cob products	172,815	181,136
Retail merchandise	24,510	23,810
Railcar repair parts	6,894	6,431
Other	56	208
	$747,399	$795,655

Inventories on the Consolidated Balance Sheets at December 31, 2015 and 2014 do not include 3.4 million and 3.1 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2015	2014
Land	$29,928	$23,380
Land improvements and leasehold improvements	77,191	71,817
Buildings and storage facilities	303,482	275,059
Machinery and equipment	375,028	333,559
Construction in progress	32,871	29,620
	818,500	733,435
Less: accumulated depreciation	363,240	321,959
	$455,260	$411,476

Depreciation expense on property, plant and equipment amounted to $46.4 million, $40.5 million and
$36.4 million for the years ended 2015, 2014 and 2013, respectively.

In December 2013, the Company recorded losses totaling $4.4 million for asset impairment, primarily due to the write down of asset values in Retail. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets, which was not material, as Level 3 inputs in the fair value hierarchy.

Rail Group Assets
The components of the Rail Group assets leased to others are as follows:

	December 31,
(in thousands)	2015	2014
Rail Group assets leased to others	$434,051	$384,958
Less: accumulated depreciation	95,940	87,211
	$338,111	$297,747
Depreciation expense on Rail Group assets leased to others amounted to $17.6 million, $14.2 million and $14.7 million for the years ended 2015, 2014 and 2013, respectively.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015, 2014 and 2013 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Total
Balance as of January 1, 2013	$38,165	$16,222	$—	$54,387
Acquisitions	—	—	4,167	4,167
Balance as of December 31, 2013	38,165	16,222	4,167	58,554
Acquisitions	8,257	5,554		13,811
Balance as of December 31, 2014	46,422	21,776	4,167	72,365
Acquisitions	—	47,735	—	47,735
Impairments	$(46,422)	$(9,744)	$—	$(56,166)
Balances of December 31, 2015	$—	$59,767	$4,167	$63,934

During the fourth quarter of 2015, the Company prospectively changed its annual goodwill impairment testing date from the last day of its fiscal year to the first day of October. The voluntary change was to better align its goodwill impairment testing procedures with its annual planning and budgeting process and to provide the Company with adequate time to evaluate goodwill for impairment. This change in accounting principle does not delay, accelerate, or avoid an impairment loss, nor does the change have a cumulative effect on pre-tax income, net income or loss, retained earnings, or net assets. This change was applied prospectively beginning on October 1, 2015. Retrospective application to prior periods did not occur, as it is impracticable to objectively determine the assumptions that would have been used in those earlier periods to estimate fair value.

In 2015, the Company performed quantitative assessments of goodwill. In 2014, the Company performed a combination of quantitative and qualitative assessments of goodwill.

The quantitative approach uses a two-step process. Step 1 compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. If the BEV is less than the carrying value for any reporting unit, then Step 2 must be performed. Step 2 compares the implied fair value of goodwill with the carrying amount of goodwill. Any excess of the carrying value of the goodwill over the implied fair value will be recorded as an impairment loss. The calculations of the BEV in Step 1 and the implied fair value of goodwill in Step 2 are based on significant unobservable inputs, such as price trends, customer demand, material costs, discount rates and asset replacement costs, and are classified as Level 3 in the fair value hierarchy.

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

•	Adverse fluctuations in commodity prices

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers and;

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

While performing the annual assessment of goodwill impairment in 2015, the Company recorded impairment losses related to our Grain and Farm Center reporting units of $54.2 million due to compressed margins over the past several years and anticipated unfavorable operating conditions in domestic and global commodity markets, including oil and ethanol, as well as foreign exchange impacts. This is in addition to the $2.0 million of impairment related to our Cob business which was recognized in the third quarter.

The Company's other intangible assets are as follows:

(in thousands)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2015
Intangible asset class
Customer list	$42,561	$12,130	$30,431
Non-compete agreement	4,594	2,517	2,077
Supply agreement	9,806	3,955	5,851
Technology	15,500	2,483	13,017
Trademarks and patents	18,717	2,273	16,444
Lease intangible	5,479	4,586	893
Software	70,846	19,508	51,338
Other	1,953	1,764	189
	$169,456	$49,216	$120,240
December 31, 2014
Intangible asset class
Customer list	$21,757	$10,374	$11,383
Non-compete agreement	3,502	2,187	1,315
Supply agreement	9,806	3,082	6,724
Technology	2,100	1,225	875
Trademarks and patents	3,218	876	2,342
Lease intangible	5,985	4,422	1,563
Software	55,436	13,305	42,131
Other	1,904	1,695	209
	$103,708	$37,166	$66,542

Amortization expense for intangible assets was $14.5 million, $8.8 million and $6.4 million for 2015, 2014 and 2013, respectively. Expected future annual amortization expense is as follows: 2016 -- $16.5 million; 2017 -- $15.8 million; 2018 -- $15.2 million; 2019 -- $14.3 million; and 2020 -- $13.2 million. In December 2014, the Company recorded an impairment of $1.5 million related to a customer list in the Grain Group.

5. Debt

Borrowing Arrangements

The Company is party to borrowing arrangements with a syndicate of banks, which was amended on March 4, 2014, and provides the Company with $850 million in lines of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes, such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. It also provides the Company with up to $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $31.9 million at December 31, 2015. As of December 31, 2015, the Company had $120 million of outstanding borrowings on the lines of credit. Borrowings under the lines of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the lines of credit is March 2019. Draw downs and repayments that are less than 90 days are recorded on a net basis in the Consolidated Statements of Cash Flows.

The Company also has a line of credit related to The Andersons Denison Ethanol LLC ("TADE"), a consolidated subsidiary. TADE entered into a borrowing arrangement with a syndicate of financial institutions upon acquisition of the entity in the second quarter of 2012 which provided a $23.8 million long-term line of credit. TADE had standby letters of credit outstanding of $0.2 million at December 31, 2015, which reduces the amount available on the lines of credit. As of December 31, 2015, the Company had no outstanding borrowings on the lines of credit. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date is May 20, 2020 for the long-term line of credit. TADE was in compliance with all financial and non-financial covenants as of December 31, 2015, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company, therefore it is considered non-recourse debt.

The Company’s short-term and long-term debt at December 31, 2015 and 2014 consisted of the following:

	December 31,
(in thousands)	2015	2014
Short-term debt - non-recourse	$—	$—
Short-term debt - recourse	16,990	2,166
Total short-term debt	$16,990	$2,166
Current maturities of long-term debt – non-recourse	$—	$—
Current maturities of long-term debt – recourse	27,786	76,415
Total current maturities of long-term debt	$27,786	$76,415
Long-term debt, less current maturities – non-recourse	$—	$—
Long-term debt, less current maturities – recourse	436,208	298,638
Total long-term debt, less current maturities	$436,208	$298,638

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2015	2014	2013
Maximum amount borrowed	$308,500	$270,600	$315,000
Weighted average interest rate	1.64%	1.69%	1.92%

Long-Term Debt

Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2015	2014
Senior note payable, 6.12%, payable at maturity, due 2015	—	61,500
Senior note payable, 3.72%, payable at maturity, due 2017	25,000	25,000
Senior note payable, 6.78%, payable at maturity, due 2018	41,500	41,500
Note payable, 4.92%, $2 million annually ($2.2 million for 2015), plus interest, due 2021 (a)	22,666	24,911
Note payable, 4.76%, payable in increasing amounts ($1.9 million for 2015) plus interest, due 2028 (a)	49,949	51,818
Note payable, variable rate (2.74% at December 31, 2015), payable in increasing amounts ($1.3 million for 2015) plus interest, due 2023 (a)	20,513	21,791
Note payable, 3.29%, payable in increasing amounts ($1.2 million for 2015) plus interest, due 2022 (a)	22,913	24,159
Note payable, 4.23%, payable quarterly in varying amounts ($0.6 million for 2015) plus interest, due 2021 (a)	11,770	12,382
Notes payable, variable rate (1.45% at December 31, 2015), payable in varying amounts, ($0.0 million for 2015) plus interest, due 2016	5,043	5,043
Note payable, variable rate (1.84% at December 31, 2015), payable in increasing amounts ($1.0 million for 2015) plus interest, due 2023 (a)	9,865	10,890
Note payable, variable rate (1.21% at December 31, 2015), $0.7 million annually, plus interest, due 2016 (a)	7,350	8,050
Note payable, 4.76%, payable quarterly in varying amounts ($0.3 million for 2015) plus interest, due 2028 (a)	9,313	9,654
Note payable, 1.89%, payable in increasing amounts ($15.0 million for 2015) plus interest, due 2019 (a)	105,000	—
Note payable, 3.33%, payable in increasing amounts ($0.0 million for 2015) plus interest, due 2025 (a)	28,000	—
Note payable, 4.5%, payable at maturity, due 2030	16,000	—
Note payable, 5.0%, payable at maturity, due 2040	14,000	—
Industrial development revenue bonds:
Variable rate (2.68% at December 31, 2015), payable at maturity, due 2017 (a)	6,987	7,461
Variable rate (1.56% at December 31, 2015), payable at maturity, due 2019 (a)	4,650	4,650
Variable rate (1.56% at December 31, 2015), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate (1.51% at December 31, 2015), payable at maturity, due 2036 (a)	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2016 through 2030	39,375	42,098
Other notes payable and bonds	—	46
	463,994	375,053
Less: current maturities	27,786	76,415
	$436,208	$298,638

(a)	Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $208.4 million

At December 31, 2015, the Company had $1.2 million of five-year term debenture bonds bearing interest at 2.65%, $2.9 million of ten-year term debenture bonds bearing interest at 3.50% and $0.5 million of fifteen-year term debenture bonds bearing interest at 4.50% available for sale under an existing registration statement.

The Company's short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:

•	tangible net worth of not less than $300 million;

•	current ratio net of hedged inventory of not less than 1.25 to 1.00;

•	long-term debt to capitalization of not more than 70%;

•	working capital of not less than $150 million; and

•	interest coverage ratio of not less than 2.75 to 1.00.

The Company was in compliance with all financial covenants at and during the years ended December 31, 2015 and 2014.

The aggregate annual maturities of long-term debt are as follows: 2016 -- $27.8 million; 2017 -- $48.5 million; 2018 -- $54.7 million; 2019 -- $121.3 million; 2020 -- $16.0 million; and $194.5 million thereafter.

Non-Recourse Debt

The Company's non-recourse debt, including the lines of credit, held by TADE includes separate financial covenants relating solely to the collateralized TADE assets. The covenants require the following:

•	tangible net worth of not less than $36 million effective December 31, 2015 and increasing to $40 million effective December 31, 2016;

•	working capital not less than $18 million; and

•	debt service coverage ratio of not less than 1.25 to 1.00.

6. Derivatives

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues.

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

The following table presents at December 31, 2015 and 2014, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within short-term commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2015		December 31, 2014
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid	$3,008	$—	$79,646	$—
Fair value of derivatives	25,356	—	(10,981)	—
Balance at end of period	$28,364	$—	$68,665	$—
Certain of our contracts allow the Company to post items other than cash as collateral. Grain inventory posted as collateral on our derivative contracts are recorded in Inventories on the Consolidated Balance Sheets. There was no grain inventory posted as collateral as of December 31, 2015 and December 31, 2014.

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$51,647	$412	$371	$2	$52,432
Commodity derivative liabilities	(4,829)	—	(37,758)	(1,065)	(43,652)
Cash collateral	3,008	—	—	—	3,008
Balance sheet line item totals	$49,826	$412	$(37,387)	$(1,063)	$11,788

	December 31, 2014
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$49,847	$545	$6,123	$118	$56,633
Commodity derivative liabilities	(36,722)	(38)	(70,198)	(3,436)	(110,394)
Cash collateral	79,646	—	—	—	79,646
Balance sheet line item totals	$92,771	$507	$(64,075)	$(3,318)	$25,885

The net pre-tax gains on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located for the years ended December 31, 2015, 2014, and 2013 are as follows:

	December 31,
(in thousands)	2015	2014	2013
Gains on commodity derivatives included in sales and merchandising revenues	$—	$67,579	$138,787
Gains on commodity derivatives included in cost of sales and merchandising revenues	$62,541	$—	$—

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2015 and 2014:

	December 31, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	227,248	—	—	—
Soybeans	13,357	—	—	—
Wheat	13,710	—	—	—
Oats	15,019	—	—	—
Ethanol	—	138,660	—	—
Corn oil	—	—	11,532	—
Other	297	—	—	116
Subtotal	269,631	138,660	11,532	116
Exchange traded:
Corn	106,260	—	—	—
Soybeans	17,255	—	—	—
Wheat	28,135	—	—	—
Oats	3,480	—	—	—
Ethanol	—	840	—	—
Other	—	840	—	—
Subtotal	155,130	1,680	—	—
Total	424,761	140,340	11,532	116

	December 31, 2014
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	265,574	—	—	—
Soybeans	23,820	—	—	—
Wheat	14,967	—	—	—
Oats	23,440	—	—	—
Ethanol	—	233,637	—	—
Corn oil	—	—	18,076	—
Other	28	—	—	139
Subtotal	327,829	233,637	18,076	139
Exchange traded:
Corn	159,575	—	—	—
Soybeans	31,265	—	—	—
Wheat	30,360	—	—	—
Oats	7,545	—	—	—
Ethanol	—	41,832	—	—
Other	—	—	2,700	5
Subtotal	228,745	41,832	2,700	5
Total	556,574	275,469	20,776	144

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company's interest rate swaps has been reclassified to other current liabilities at year end as it matures in 2016 and is designated as a cash flow hedge; accordingly, changes in the fair value of this instrument are recognized in other comprehensive income. The terms of the swap match the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap are reclassified into income over the term of the underlying hedged items. For the years ended December 31, 2015, 2014, and 2013 the Company reclassified $0.4 million, $0.4 million, and $0.5 million, respectively, of gross accumulated other comprehensive income into earnings. The Company expects to reclassify less than $0.2 million of accumulated other comprehensive loss into earnings in the next twelve months.

The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its interest rate derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and changes in fair value are recognized currently in earnings as a component of interest expense. At December 31, 2015, the Company had several interest rate hedging instruments that are not accounted for as hedges, with notional amounts totaling $91.0 million, of which $28.0 million is short-term.

The following table presents the open interest rate contracts at December 31, 2015:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Short-term
Swap	2005	2016	$4.0	Interest rate component of an operating lease - not accounted for as a hedge	5.2%
Cap	2012	2016	$10.0	Interest rate component of debt - not accounted for as a hedge	1.5%
Swap	2006	2016	$14.0	Interest rate component of debt - accounted for as cash flow hedge	5.7%
Long-term
Swap	2012	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2013	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	2.9% to 4.8%

At December 31, 2015 and 2014, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	December 31,
(in thousands)	2015	2014
Derivatives not designated as hedging instruments
Interest rate contracts included in other assets, net	$—	$3
Interest rate contracts included in other long term liabilities	(3,133)	(2,071)
Total fair value of interest rate derivatives not designated as hedging instruments	$(3,133)	$(2,068)
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	(191)	—
Interest rate contract included in other long term liabilities	—	(597)
Total fair value of interest rate derivatives designated as hedging instruments	$(191)	$(597)

The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2015	2014
Interest expense	$(1,065)	$(2,945)

7. Employee Benefit Plans

The Company provides full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $8.7 million in 2015, $11.2 million in 2014 and $10.3 million in 2013. The Company also provides certain health insurance benefits to employees as well as retirees.

The Company has an unfunded noncontributory defined benefit pension plan. The plan provides defined benefits based on years of service and average monthly compensation using a career average formula. Pension benefits were frozen at July 1, 2010. The Company also had a funded defined benefit plan which was terminated in 2015.

Effective December 2015, the funded defined benefit plan (the "Plan") was amended to include a lump-sum pension benefit payout option for certain plan participants. In addition, in December 2015, the Plan completed the purchase of group annuity contracts that transferred the liability for the remaining retirees and active employees who did not elect a lump sum option to an insurance company. As a result of these changes, we recognized pension settlement charges of $31.9 million after tax ($51.4 million pre-tax) during the twelve months ended December 31, 2015.

For the twelve months ended December 31, 2015, we made cash contributions of $3.1 million to our pension trusts to fund the remaining amount of this settlement.

The Company also has postretirement health care benefit plans covering substantially all of its full time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2015	2014	2015	2014
Benefit obligation at beginning of year	$133,984	$103,612	$42,300	$33,383
Service cost	236	180	900	687
Interest cost	182	4,774	1,584	1,511
Actuarial (gains) losses	(6,299)	29,059	(4,762)	7,341
Participant contributions	—	—	535	532
Retiree drug subsidy received	—	—	138	107
Benefits paid	(119,426)	(3,641)	(1,543)	(1,261)
Benefit obligation at end of year	$8,677	$133,984	$39,152	$42,300

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$116,041	$110,862	$—	$—
Actual gains on plan assets	517	8,689	—	—
Company contributions	3,153	131	1,008	729
Participant contributions	—	—	535	532
Benefits paid	(119,426)	(3,641)	(1,543)	(1,261)
Fair value of plan assets at end of year	$285	$116,041	$—	$—

Under funded status of plans at end of year	$(8,392)	$(17,943)	$(39,152)	$(42,300)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2015 and 2014 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2015	2014	2015	2014
Accrued expenses	$(1,051)	$(165)	$(1,247)	$(1,274)
Employee benefit plan obligations	(7,341)	(17,778)	(37,905)	(41,012)
Net amount recognized	$(8,392)	$(17,943)	$(39,152)	$(42,286)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2015:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$64,588	$—	$18,267	$(898)
Amounts arising during the period	(6,815)	—	(4,762)	—
Settlement recognition	(51,446)	—	—	—
Amounts recognized as a component of net periodic benefit cost	(1,516)	—	(1,517)	543
Balance at end of year	$4,811	$—	$11,988	$(355)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, excluding the impact of the pension termination, are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(543)	$(543)
Net actuarial loss	1,516	1,517	3,033

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2015	2014
Projected benefit obligation	$8,392	$17,943
Accumulated benefit obligation	$8,392	$17,943

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2016	$218	$1,409	$(162)
2017	860	1,516	(184)
2018	1,061	1,622	(209)
2019	1,225	1,735	(240)
2020	1,357	1,850	(271)
2021-2025	3,455	10,919	(1,879)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2015	2014	2013	2015	2014	2013
Service cost	$236	$180	$—	$900	$687	$841
Interest cost	182	4,774	4,227	1,584	1,511	1,366
Expected return on plan assets	—	(7,615)	(7,005)	(543)	(543)	(543)
Recognized net actuarial loss	1,516	934	1,530	1,517	812	1,473
Benefit cost (income)	$1,934	$(1,727)	$(1,248)	$3,458	$2,467	$3,137

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	N/A	0.65%	4.7%	4.2%	3.9%	4.8%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	0.65%	4.7%	3.8%	3.9%	4.8%	3.9%
Expected long-term return on plan assets	N/A	7%	7.25%	—	—	—
Rate of compensation increases	N/A	N/A	N/A	—	—	—

(a)
In 2014 and 2013, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the unfunded employee retirement plan was 2.60%, 2.40% and 2.90% in 2015, 2014 and 2013, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate in the current year.

(b)
In 2015, 2014 and 2013, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the unfunded employee retirement plan was 2.40%, 2.90% and 2.10% in 2015, 2014 and 2013, respectively.

No discount rate is in place for the funded pension plan as of December 31, 2015 as it was terminated prior to year-end. Historically, the discount rate for the funded pension plan was calculated based on projecting future cash flows and aligning each year's cash flows to the Citigroup Pension Discount Curve and then calculating a weighted average discount rate for the unfunded plan. The Company has elected to use the nearest tenth of a percent from this calculated rate.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2015	2014
Health care cost trend rate assumed for next year	5.5%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
(in thousands)	Increase	Decrease
Effect on total service and interest cost components in 2015	$(3)	$3
Effect on postretirement benefit obligation as of December 31, 2015	(114)	98
Plan Assets

The Company's funded pension plan distributed most of its assets in the fourth quarter of 2015 as part of the plan settlement process with a small residual amount remaining to settle final liabilities. Weighted average asset allocations at December 31 by asset category, are as follows:

Asset Category	2015	2014
Fixed income securities	—%	98%
Cash and cash equivalents	100%	2%
	100%	100%

The plan assets are allocated within the broader asset categories in investments that focus on more specific sectors. Within fixed income securities, the funds are invested in a broad cross section of securities to ensure diversification. These include treasury, government agency, corporate, securitization, high yield, global, emerging market and other debt securities. Following the settlement of the funded pension plan, the Company is no longer managing assets under its existing investment policy and strategy.

The following tables present the fair value of the assets (by asset category) in the Company's defined benefit pension plan at December 31, 2015 and 2014:

(in thousands)	December 31, 2015
Assets	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	285	—	—	285
Total	$285	$—	$—	$285

(in thousands)	December 31, 2014
Assets	Level 1	Level 2	Level 3	Total
Money market fund	—	2,478	—	2,478
Fixed income funds	—	113,544	—	113,544
Total	$—	$116,022	$—	$116,022

There is no equity or debt of the Company included in the assets of the defined benefit pension plan.

8. Income Taxes
Income tax provision (benefit) applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$(3,237)	$32,600	$11,812
State and local	(762)	5,677	225
Foreign	1,224	1,409	1,400
	$(2,775)	$39,686	$13,437

Deferred:
Federal	$1,756	$19,741	$35,147
State and local	519	1,830	4,321
Foreign	258	244	906
	$2,533	$21,815	$40,374

Total:
Federal	$(1,481)	$52,341	$46,959
State and local	(243)	7,507	4,546
Foreign	1,482	1,653	2,306
	$(242)	$61,501	$53,811

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2015	2014	2013
U.S.	$(18,867)	$174,262	$141,673
Foreign	7,303	9,884	7,840
	$(11,564)	$184,146	$149,513
A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of qualified domestic production deduction	—	(1.4)	(0.4)
Effect of Patient Protection and Affordable Care Act	—	—	0.9
Effect of noncontrolling interest	5.3	(2.5)	(1.3)
State and local income taxes, net of related federal taxes	1.4	2.7	2.0
Income taxes on foreign earnings	9.4	(0.4)	0.1
Change in pre-acquisition tax liability and other costs	3.5	—	0.4
Tax associated with accrued and unpaid dividends	(13.6)	—	—
Goodwill impairment	(35.6)	—	—
Nondeductible compensation	(5.0)	0.2	0.1
Other, net	1.7	(0.2)	(0.8)
Effective tax rate	2.1%	33.4%	36.0%

Income taxes paid, net of refunds received, in 2015, 2014 and 2013 were $4.9 million, $36.8 million and $5.3 million, respectively.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax liabilities:
Property, plant and equipment and Rail Group assets leased to others	$(170,588)	$(133,869)
Prepaid employee benefits	—	(18,453)
Equity method investments	(45,673)	(36,045)
Other	(22,261)	(5,388)
	(238,522)	(193,755)
Deferred tax assets:
Employee benefits	27,160	52,107
Accounts and notes receivable	2,611	1,784
Inventory	11,918	9,964
Net operating loss carryforwards	4,542	1,155
Other	13,583	148
Total deferred tax assets	59,814	65,158
Valuation allowance	(593)	(232)
	59,221	64,926
Net deferred tax liabilities	$(179,301)	$(128,829)
On December 31, 2015, the Company had $8.2 million, $55.6 million and $1.7 million of U.S. Federal, state and non-U.S. net operating loss carryforwards that begin to expire in 2035, 2017 and 2031, respectively. The Company also had U.S. foreign tax credits of $0.6 million that expire after 2025.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by foreign jurisdictions for years before 2010 and is no longer subject to examinations by U.S. tax authorities for years before 2011. During 2014, the Internal Revenue Service commenced an examination of the Company’s U.S. income tax returns for years 2011 and 2012. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2012.

A reconciliation of the January 1, 2013 to December 31, 2015 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2013	$1,046
Additions based on tax positions related to the current year	114
Reductions based on tax positions related to prior years	(45)
Reductions as a result of a lapse in statute of limitations	(5)
Balance at December 31, 2013	1,110

Additions based on tax positions related to the current year	125
Additions based on tax positions related to prior years	384
Reductions as a result of a lapse in statute of limitations	(132)
Balance at December 31, 2014	1,487

Additions based on tax positions related to the current year	55
Additions based on tax positions related to prior years	691
Reductions based on tax positions related to prior years	(518)
Reductions as a result of a lapse in statute of limitations	(284)
Balance at December 31, 2015	$1,431

The Company anticipates a $0.5 million decrease in the reserve during the next 12 months due to the settling of state tax appeals. Dependent upon the outcome, the total liability for unrecognized tax benefits as of December 31, 2015 could impact the effective tax rate.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.6 million accrued for the payment of interest and penalties at December 31, 2015. The net interest and penalties expense for 2015 is $0.1 million, due to increased uncertain tax positions. The Company had $0.4 million accrued for the payment of interest and penalties at December 31, 2014. The net interest and penalties expense for 2014 was $0.2 million.

9. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 31, 2015, 2014, and 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income before reclassifications	253	(7,332)	—	(24,746)	(31,825)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	65,481	65,481
Net current-period other comprehensive income	253	(7,332)	—	40,735	33,656
Ending balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income before reclassifications	273	(4,709)	(7,735)	(20,904)	$(33,075)
Amounts reclassified from accumulated other comprehensive loss	—		—	(339)	$(339)
Net current-period other comprehensive income	273	(4,709)	(7,735)	(21,243)	(33,414)
Ending balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2013
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(902)	$—	$2,569	$(47,046)	$(45,379)
Other comprehensive income before reclassifications	265	—	5,292	18,980	$24,537
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(339)	$(339)
Net current-period other comprehensive income	265	—	5,292	18,641	24,198
Ending balance	$(637)	$—	$7,861	$(28,405)	$(21,181)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The Following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the years ended December 31, 2015, 2014, and 2013:

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Settlement of defined benefit pension plan	(64,939)
	(64,939)	Total before tax
	24,746	Tax expense
	(40,193)	Net of tax

Total reclassifications for the period	$(40,532)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 7. Employee Benefit Plans footnote for additional details)

10. Earnings Per Share
Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s non-vested restricted stock granted is considered a participating security since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest.
The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2015	2014	2013
Net income (loss) attributable to The Andersons, Inc.	$(13,067)	$109,726	$89,939
Less: Distributed and undistributed earnings allocated to non-vested restricted stock	29	569	357
Earnings available to common shareholders	$(13,096)	$109,157	$89,582
Earnings per share – basic:
Weighted average shares outstanding – basic	28,288	28,367	27,986
Earnings per common share – basic	$(0.46)	$3.85	$3.20
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,288	28,367	27,986
Effect of dilutive awards	—	85	200
Weighted average shares outstanding – diluted	28,288	28,452	28,186
Earnings per common share – diluted	$(0.46)	$3.84	$3.18
All outstanding share awards were antidilutive at December 31, 2015 as the Company experienced a net loss. There were no antidilutive stock-based awards outstanding at December 31, 2014 or 2013.

11. Fair Value Measurements

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

(in thousands)	December 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,931	$—	$—	$26,931
Restricted cash	450	—	—	450
Commodity derivatives, net (a)	26,890	(15,101)	—	11,789
Provisionally priced contracts (b)	(133,842)	(103,148)	—	(236,990)
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	8,635	(3,324)	350	5,661
Total	$(70,936)	$(121,573)	$13,900	$(178,609)

(in thousands)	December 31, 2014
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$269	$—	$—	$269
Restricted cash	429	—	—	429
Commodity derivatives, net (a)	72,868	(46,983)	—	25,885
Provisionally priced contracts (b)	—	(92,220)	—	(92,220)
Convertible preferred securities (c)	—	—	13,300	13,300
Other assets and liabilities (d)	10,869	(2,666)	—	8,203
Total	$84,435	$(141,869)	$13,300	$(44,134)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2).

(c)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets at December 31, 2014.

(d)
Included in other assets and liabilities are deferred compensation assets and ethanol risk management contracts (Level 1), interest rate derivatives (Level 2) and contingent consideration to the former owners of Kay Flo Industries, Inc (Level 3)

Level 1 commodity derivatives reflect the fair value of the exchanged-traded futures and options contracts that the Company holds, net of the cash collateral that the Company has in its margin account.

The majority of the Company’s assets and liabilities measured at fair value are based on the market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices on the CME or the New York Mercantile Exchange for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the Agribusiness industry, we have concluded that “basis” is typically a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives, depending on the specific commodity. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.
These fair value disclosures exclude physical grain inventories measured at net realizable value. The net realizable value used to measure the Company’s agricultural commodity inventories is the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. This valuation would generally be considered Level 2. The amount is disclosed in Note 2 Inventories. Changes in the net realizable value of commodity inventories are recognized as a component of cost of sales and merchandising revenues.
Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or we have delivered provisionally priced grain and a subsequent payable or receivable is set up for any futures changes in the grain price, quoted CBOT prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.
The risk management contract liability allows related ethanol customers to effectively unprice the futures component of their inventory for a period of time, subjecting the bushels to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted CBOT prices and as such, the balance is deemed to be Level 1 in the fair value hierarchy.
The Company’s convertible preferred securities are measured at fair value using a combination of the income approach and the market approach. Specifically, the income approach incorporates the use of the Discounted Cash Flow method, whereas the Market Approach incorporates the use of the Guideline Public Company method. Application of the Discounted Cash Flow method requires estimating the annual cash flows that the business enterprise is expected to generate in the future. The assumptions input into this method are estimated annual cash flows for a specified estimation period, the discount rate, and the terminal value at the end of the estimation period. In the Guideline Public Company method, valuation multiples, including total invested capital, are calculated based on financial statements and stock price data from selected guideline publicly traded companies. A comparative analysis is then performed for factors including, but not limited to size, profitability and growth to determine fair value.
In 2015, the Company had a signed agreement to redeem all shares in Iowa Northern Railway Corporation (“IANR”). However, as of year-end the agreement had not yet been executed. In the absence of a finalized transaction, the Company continued to treat this as a level 3 fair value measurement and performed a year-end valuation as described above.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2015	2014
Asset at January 1,	$13,300	$25,720
New agreements	750	—
Sales proceeds	(992)	—
(Losses) gains included in earnings	492	—
Unrealized (losses) gains included in other comprehensive income	—	(12,420)
Asset at December 31,	$13,550	$13,300

The following tables summarize information about the Company's Level 3 fair value measurements as of December 31, 2015 and

2014:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/15	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.6
		Income Approach	Discount Rate	14.5%

Convertible Notes (a)	$750	Cost Basis	N/A	N/A

(in thousands)	Fair Value as of 12/31/14	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	7.00
		Income Approach	Discount Rate	14.5%
(a) In November, 2015 the Company, along with other investors, acquired convertible preferred securities. There were no significant changes with the underlying investment, interest rate assumptions, or expectations of future cash flows as of December 31, 2015, so initial cost is being used as an approximation of fair value in the initial measurement period.

Fair Value of Debt Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its fixed rate long-term debt instruments outstanding at December 31, 2015 and 2014, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2015:
Fixed rate long-term notes payable	$241,111	$244,101	Level 2
Debenture bonds	39,375	40,087	Level 2
	$280,486	$284,188

2014:
Fixed rate long-term notes payable	$250,970	$256,756	Level 2
Debenture bonds	42,098	43,095	Level 2
	$293,068	$299,851
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

12. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.

In January 2003, the Company became a minority investor in LTG, which focuses on grain merchandising as well as trading related to the energy and biofuels industry. The Company accounts for this investment under the equity method. The Company sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers.

On January 22, 2014, the Company entered into an agreement with LTG for a partial redemption of the Company's investment in LTG for $60 million. At the time of redemption, the Company's interest in LTG reduced from approximately 47.5 percent to approximately 39.2 percent on a fully diluted basis. A portion of the proceeds ($28.5 million) was considered a distribution of earnings and reduced the Company's cost basis in LTG. The difference between the remaining proceeds of $31.5 million and the new cost basis of the shares sold, net of deal costs, resulted in a gain of $17.1 million ($10.7 million after tax) and was recorded in Other Income.

On December 4, 2015, LTG agreed to the sale of equity to New Hope Liuhe Investment (USA), Inc., a U.S. subsidiary of the Chinese company, New Hope Liuhe Co. Ltd. New Hope paid cash for a 20 percent equity interest in LTG. The impact of this transaction to the Company is a reduction in total ownership share of LTG from approximately 38.5 percent to 31.0 percent which includes dilution from newly issued shares as well as a redemption of shares that occurred on a pro rata basis between the Company and the other existing owners of LTG. The Company recognized a total gain of $23.1 million on these transactions. Cash of $8.2 million was received of which $1.3 million was a return of capital and $6.7 million was a return on capital. The remainder was a book gain on cash received in excess of basis in the shares redeemed.

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

The Company has marketing agreements with TAAE, TACE, and TAME ("the three unconsolidated ethanol LLCs") under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases all of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2015, 2014 and 2013, revenues recognized for the sale of ethanol purchased from related parties were $428.2 million, $584.2 million and $613.7 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2015, 2014 and 2013, revenues recognized for the sale of corn under these agreements were $443.9 million, $480.2 million and $719.5 million, respectively. As part of the corn origination agreements, the Company also markets the DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the buyer for DDG sales. At December 31, 2015 and 2014, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $3.9 million and $7.7 million, respectively, of which $63.3 thousand and $84.7 thousand, respectively, was more than thirty days past due. As the Company has not experienced historical losses and the DDG receivable balances greater than thirty days past due is immaterial, the Company has concluded that the fair value of this guarantee is inconsequential.
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

The following table presents aggregate summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant equity method investees in the aggregate. No equity investments qualified as significant for the years ended December 31, 2015 and 2014. LTG qualified as a significant equity method investee individually for the year ended December 31, 2013.

	December 31,
(in thousands)	2015	2014	2013
Sales	$6,868,257	$8,152,313	$10,232,395
Gross profit	250,847	396,774	305,016
Income from continuing operations	85,220	233,831	148,583
Net income	81,368	219,431	144,699

Current assets	1,236,171	1,482,110	1,406,200
Non-current assets	500,637	558,138	508,319
Current liabilities	796,816	1,153,101	1,040,762
Non-current liabilities	342,075	381,646	244,910
Noncontrolling interests	11,716	13,953	20,118
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2015	2014
The Andersons Albion Ethanol LLC	$32,871	$27,824
The Andersons Clymers Ethanol LLC	29,278	37,624
The Andersons Marathon Ethanol LLC	31,255	31,537
Lansing Trade Group, LLC	101,531	78,696
Thompsons Limited (a)	43,964	48,455
Other	3,208	2,721
Total	$242,107	$226,857

(a)	Thompsons Limited and related U.S. operating company held by joint ventures

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2015 (direct and indirect)	December 31,
(in thousands)		2015	2014	2013
The Andersons Albion Ethanol LLC	53%	$5,636	$19,814	$10,469
The Andersons Clymers Ethanol LLC	38%	6,866	21,840	11,299
The Andersons Marathon Ethanol LLC	50%	4,718	27,226	13,815
Lansing Trade Group, LLC	32% (a)	11,880	23,266	31,212
Thompsons Limited (b)	50%	2,735	4,140	1,634
Other	5%-34%	89	237	276
Total		$31,924	$96,523	$68,705

(a)
 This does not consider the restricted management units which once vested will reduce the ownership percentage by approximately 1%. Current year income includes our share ($2.8 million) of a correction of a prior period accounting error at Lansing Trade Group.

(b)	Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $32.7 million for the year ended December 31, 2015. The balance at December 31, 2015 that represents the undistributed earnings of the Company's equity method investments is $86.1 million.

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
IANR has indicated its desire to redeem our preferred shares. On May 25, 2015, the Company and IANR agreed to reduce the preferred rate of the investment to 9% for the period of May to December, 2015 in exchange for certain other accommodations, as IANR attempts to complete its financing arrangements. The dividend rate returned to 14% annually in January, 2016.
This investment is accounted for as “available-for-sale” debt securities in accordance with ASC 320 and is carried at estimated fair value in “Other current assets” on the Company’s Consolidated Balance Sheet as IANR intends to redeem our investment during 2016. The estimated fair value of the Company’s investment in IANR as of December 31, 2015 was $12.8 million.
The Company’s current maximum exposure to loss related to IANR is $22.7 million, which represents the Company’s investment at fair value plus unpaid accrued dividends to date of $9.9 million. The Company does not have any obligation or commitments to provide additional financial support to IANR.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2015	2014	2013
Sales revenues	$825,220	$1,062,377	$1,315,234
Service fee revenues (a)	20,393	23,093	23,536
Purchases of product	465,056	604,067	704,948
Lease income (b)	6,664	6,381	6,223
Labor and benefits reimbursement (c)	11,567	11,707	10,613
Other expenses (d)	1,059	1,224	2,349
Accounts receivable at December 31 (e)	13,362	25,049	21,979
Accounts payable at December 31 (f)	13,784	17,687	19,887

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties in a gross asset position as of December 31, 2015 and 2014 was $2.3 million and $1.4 million, respectively. The fair value of derivative contracts with related parties in a gross liability position as of December 31, 2015 and 2014 was $0.3 million and $3.8 million, respectively.

13. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and the Thompsons Limited joint ventures. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the sales, leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural and turf care inputs, primarily fertilizer, to dealers and farmers, along with other corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level amounts not attributed to an operating segment.

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

	Year ended December 31,
(in thousands)	2015	2014	2013
Revenues from external customers
Grain	$2,483,643	$2,682,038	$3,617,943
Ethanol	556,188	765,939	831,965
Plant Nutrient	848,338	802,333	849,166
Rail	170,848	148,954	164,794
Retail	139,478	140,807	140,706
Total	$4,198,495	$4,540,071	$5,604,574

	Year ended December 31,
(in thousands)	2015	2014	2013
Inter-segment sales
Grain	$3,573	$5,066	$1
Plant Nutrient	682	627	454
Rail	1,192	466	427
Total	$5,447	$6,159	$882

	Year ended December 31,
(in thousands)	2015	2014	2013
Interest expense (income)
Grain	$5,778	$8,785	$9,567
Ethanol	70	255	1,038
Plant Nutrient	7,243	5,278	4,549
Rail	7,006	7,247	5,544
Retail	356	666	689
Other	(381)	(471)	(527)
Total	$20,072	$21,760	$20,860

	Year ended December 31,
(in thousands)	2015	2014	2013
Equity in earnings of affiliates
Grain	$14,703	$27,643	$33,122
Ethanol	17,221	68,880	35,583
Total	$31,924	$96,523	$68,705

	Year ended December 31,
(in thousands)	2015	2014	2013
Other income, net
Grain	$26,229	$21,450	$2,120
Ethanol	377	223	399
Plant Nutrient	3,046	4,372	1,783
Rail	15,935	3,094	7,666
Retail	557	955	501
Other	328	1,031	2,407
Total	$46,472	$31,125	$14,876

	Year ended December 31,
(in thousands)	2015	2014	2013
Income (loss) before income taxes
Grain	$(9,446)	$58,136	$46,805
Ethanol	28,503	92,257	50,600
Plant Nutrient	121	24,514	32,019
Rail	50,681	31,445	42,785
Retail	(455)	(620)	(7,534)
Other*	(82,713)	(34,505)	(20,925)
Non-controlling interests	1,745	12,919	5,763
Total	$(11,564)	$184,146	$149,513
* includes pension settlement charges in 2015

	Year ended December 31,
(in thousands)	2015	2014
Identifiable assets
Grain	$1,010,810	$1,137,437
Ethanol	183,080	197,888
Plant Nutrient	531,753	433,013
Rail	405,702	365,531
Retail	44,135	44,536
Other	183,621	186,287
Total	$2,359,101	$2,364,692

	Year ended December 31,
(in thousands)	2015	2014	2013
Capital expenditures
Grain	$26,862	$20,958	$8,535
Ethanol	7,223	2,256	4,052
Plant Nutrient	14,384	24,491	23,657
Rail	2,990	2,332	4,135
Retail	1,005	1,190	2,944
Other	20,005	8,448	3,463
Total	$72,469	$59,675	$46,786

	Year ended December 31,
(in thousands)	2015	2014	2013
Acquisition of businesses, net of cash acquired and investments in affiliates
Grain	$—	$40,206	$51,544
Ethanol	—	—	—
Plant Nutrient	128,549	15,489	4,103
Rail	—	—	7,804
Other	750	100	1,050
Total	$129,299	$55,795	$64,501

	Year ended December 31,
(in thousands)	2015	2014	2013
Depreciation and amortization
Grain	$19,240	$16,547	$15,620
Ethanol	5,865	5,700	5,909
Plant Nutrient	25,179	19,624	17,213
Rail	18,450	13,262	12,031
Retail	2,510	2,668	3,119
Other	7,212	4,204	1,415
Total	$78,456	$62,005	$55,307

Grain sales for export to foreign markets amounted to $195.6 million, $251.4 million and $220.0 million in 2015, 2014 and 2013, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $11.0 million, $9.1 million and $8.7 million in 2015, 2014 and 2013, respectively. The net book value of the leased railcars in Canada as of December 31, 2015 and 2014 was $26.6 million and $38.5 million, respectively. Lease revenue on railcars in Mexico totaled $0.3 million in 2015 and $0.4 in each of 2014 and 2013.

14. Commitments and Contingencies

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

Railcar leasing activities

The Company's Rail Group is a lessor of transportation assets. The majority are leased to customers under operating leases that may be either net leases (in which the customer pays for all maintenance) or full service leases (where the Company provides maintenance and fleet management services). The Company also provides such services to financial intermediaries to whom it has sold assets in non-recourse lease transactions. Fleet management services generally include maintenance, escrow, tax filings and car tracking services.

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

Lease income from operating leases (with the Company as lessor) to customers (including month-to-month and per diem leases) and rental expense for the Rail Group operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2015	2014	2013
Rental and service income - operating leases	$97,059	$80,715	$78,979
Rental expense	$15,214	$13,206	$13,751

Lease income recognized under per diem arrangements (described in Note 1) totaled $5.0 million, $3.4 million, and $2.0 million in 2015, 2014 and 2013, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable Rail Group operating leases on transportation assets are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2016	$82,001	$17,002
2017	62,893	14,944
2018	46,633	11,374
2019	30,928	6,997
2020	15,770	5,600
Future years	19,666	7,091
	$257,891	$63,008

The Company also arranges non-recourse lease transactions under which it sells assets to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2015, 2014 and 2013 were $7.0 million, $8.4 million and $7.9 million, respectively.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. Net rental expense under these agreements was $10.9 million, $8.9 million and $8.4 million in 2015, 2014 and 2013, respectively. Future minimum lease payments under agreements in effect at December 31, 2015 are as follows: 2016 -- $3.5 million; 2017 -- $1.9 million; 2018 -- $1.1 million; 2019 -- $0.5 million; 2020 -- $0.1 million; and $0.0 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol investees. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ended in 2014 and was renewed through 2022. The agreement provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2015, 2014 and 2013 was $2.0 million, $2.0 million and $1.9 million, respectively.

15. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information
Interest paid	$19,292	$19,944	$22,932
Income taxes paid, net of refunds	$4,909	$36,783	$5,332
Noncash investing and financing activity
Capital projects incurred but not yet paid	$7,507	$6,000	$3,870
Purchase of a productive asset through seller-financing	$1,010	$6,634	$14,694
Outstanding payment for acquisition of business	$—	$—	$128
Shares issued for acquisition of business	$4,303	$31,050	$—
Outstanding shares to be issued for acquisition of business	$—	$4,470	$—
Dividends declared not yet paid	$4,338	$4,059	$3,107

See Footnote 17 for the fair value of assets acquired and liabilities assumed as part of business acquisitions.

16. Stock Compensation Plans

The Company's 2014 Long-Term Incentive Compensation Plan, dated February 28, 2014 and subsequently approved by Shareholders on May 2, 2014 (the "2014 LT Plan") is authorized to issue up to 1,750,000 shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 1,187,000 shares remain available for issuance at December 31, 2015.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $1.9 million, $8.6 million and $4.3 million in 2015, 2014 and 2013, respectively.

Stock Only Stock Appreciation Rights (“SOSARs”)

SOSARs granted to directors and management personnel under the LT Plan beginning in 2008 have a term of five years and have three year graded vesting. SOSARs granted under the LT Plan are structured as fixed grants with the exercise price equal to the market value of the underlying stock on the date of the grant. The related expense is recognized on a straight-line basis over the service period.

Beginning in 2011, the Company replaced the SOSAR equity awards with full value Restricted Stock Awards (“RSAs”). No SOSAR equity awards have been granted since 2010.

A reconciliation of the number of SOSARs outstanding and exercisable under the Long-Term Performance Compensation Plan as of December 31, 2015, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
SOSARs outstanding at January 1, 2015	52	$21.83	—	—
SOSARs exercised	(52)	21.83	—	—
SOSARs cancelled / forfeited	—	—	—	—
SOSARs outstanding at December 31, 2015	—	$—	$—	$—

	Year ended December 31,
(in thousands)	2015	2014	2013
Total intrinsic value of SOSARs exercised	$—	$5,193	$4,678
Total fair value of shares vested	$—	$—	$576
As of December 31, 2015, there was no unrecognized compensation cost related to SOSARs granted under the LT Plan.

Non-Qualified Stock Options ("Options")

The Company granted non-qualified stock options during 2015 under the 2014 LT Plan, upon the hiring of our new Chief Executive Officer. The options have a term of seven years and have three year annual graded vesting. The fair value of the options was estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions. Expected volatility was estimated based on the historical volatility of the Company's common shares over the 5.5 years prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life. Forfeitures are estimated at the date of grant based on historical experience.

2015
Risk free interest rate	1.80%
Dividend yield	1.58%
Volatility factor of the expected market price of the common shares	0.35
Expected life for the options (in years)	5.50

A reconciliation of the number of Options outstanding and exercisable under the 2014 LT Plan as of December 31, 2015, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options outstanding at January 1, 2015	—	$—
Options granted	325	35.40
Options exercised	—	—
Options cancelled / forfeited	—	—
Options outstanding at December 31, 2015	325	$35.40	4.84	$—
Vested and expected to vest at December 31, 2015	322	$35.40	4.84	$—
Options exercisable at December 31, 2015	—	$—		$—

Year ended December 31,
(in thousands)	2015
Total intrinsic value of Options exercised	$—
Total fair value of shares vested	$—
Weighted average fair value of Options granted	$10.37

As of December 31, 2015, there was $2.9 million unrecognized compensation cost related to Options granted under the 2014 LT Plan. That cost is expected to be recognized over the next 2.8 years.

Restricted Stock Awards

The LT Plans permit awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares granted in 2013 vest over a period of 2.25 years. Shares granted in 2014 and 2015 vest over a period of 3 years, with one-third vesting each January 1 of the following first, second, and third years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight line basis. In 2015, there were 107,885 shares issued to members of management and directors.

A summary of the status of the Company's non-vested restricted shares as of December 31, 2015, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Non-vested restricted shares at January 1, 2015	175	$42.69
Granted	108	42.32
Vested	(125)	39.25
Forfeited	(7)	49.07
Non-vested restricted shares at December 31, 2015	151	$44.99

	Year ended December 31,
	2015	2014	2013
Total fair value of shares vested (000's)	$4,918	$1,585	$1,121
Weighted average fair value of restricted shares granted	$42.32	$54.84	$47.65

As of December 31, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the LT Plans. That cost is expected to be recognized over the next 2.8 years.

Performance Share Units (“PSUs”)

The LT Plans also allow for the award of PSUs. Each PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a specified performance period. For PSUs granted in 2014 and 2015, the performance period is 3 years. For PSUs granted in 2013, the performance period is 2.25 years. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2015, there were 132,984 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2013, 2014 and 2015 at 0% of the maximum amount available for issuance.

PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2015, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2015	329	$41.92
Granted	133	44.76
Vested	(98)	29.00
Forfeited	(53)	33.94
Non-vested at December 31, 2015	311	$48.53

	Year ended December 31,
	2015	2014	2013
Weighted average fair value of PSUs granted	$44.76	$54.84	$47.32

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested PSUs granted under the LT Plans.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 189,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2015	2014	2013
Risk free interest rate	0.25%	0.13%	0.16%
Dividend yield	1.05%	0.74%	1.49%
Volatility factor of the expected market price of the common shares	0.41	0.23	0.27
Expected life for the options (in years)	1.00	1.00	1.00

17. Business Acquisitions

The Company's acquisitions are accounted for as purchases in accordance with ASC Topic 805, Business Combinations. Tangible assets and liabilities and identifiable intangible assets were adjusted to fair values at the acquisition date with the remainder of the purchase price, if any, recorded as goodwill. Operating results of these acquisitions are included in the Company's Consolidated Financial Statements from the date of acquisition and are not significant to the Company's consolidated operating results such that pro-forma disclosures are required.

2015 Business Acquisitions

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

The total fair value of consideration for the acquisitions is $129.4 million, including working capital and $0.4 million in estimated fair value of the contingent consideration arrangement. The Company has funded this transaction with long-term debt, short-term debt, and cash on hand. The debt has been drawn from the Company's existing line of credit.

The purchase price has been adjusted for additional payments to the sellers of $4.0 million, which includes the final determination of working capital and other payments pursuant to the purchase agreement. The purchase price allocation has been finalized and is summarized below:

(in thousands)
Cash	$880
Accounts receivable	14,699
Inventory	25,094
Other assets	6,155
Intangibles	53,091
Goodwill	47,735
Property, plant, and equipment	27,478
Accounts payable	(12,131)
Other current liabilities	(4,866)
Other non-current liabilities	(28,706)
Total purchase price	$129,429

The goodwill recognized as a result of the Kay Flo Industries, Inc. acquisition is $47.7 million and is allocated to the Plant Nutrient segment. The goodwill is not deductible for tax purposes. The goodwill recognized is primarily attributable to expansion of the segment's geographic range and the ability to realize synergies from the combination of product lines and marketing efforts.

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Unpatented technology	$13,400	10 years
Customer relationships	22,800	10 years
Trade names	15,500	7 to 10 years
Noncompete agreement	1,342	5 years
Favorable leasehold interest	49	5 years
Total identifiable intangible assets	$53,091	10 years *
*weighted average number of years

Prior Years Business Acquisitions

The cash spending in 2014 on the acquisitions of businesses, net of cash acquired was $20.0 million.

On October 7, 2014, the Company purchased Auburn Bean and Grain, which included six grain and four agronomy assets. The Company acquired 100% of the outstanding shares of Auburn Bean and Grain, in related transactions valued at an aggregate purchase price of $60.9 million. The purchase occurred in two transactions. For the shares of Auburn Bean and Grain, the Company paid $5.0 million in cash and approximately 637 thousand unregistered shares of the Company's common stock, valued at $35.5 million. Included in these amounts are approximately 80 thousand shares, valued at $4.5 million for an adjustment to working capital to be paid in 2015. The Company also paid $20.4 million in cash for certain facilities previously leased by Auburn Bean and Grain. The purchase provides combined grain storage capacity of approximately: 18.1 million bushels, 16.0 thousand tons of dry and 3.7 million gallons of liquid nutrient capacity. The purchase price allocation was finalized in 2015 with no significant changes to the previously disclosed allocation.
The summarized purchase price allocation is as follows:

(in thousands)
Cash	$12,491
Accounts receivable	9,012
Inventory	5,798
Other assets	2,665
Intangibles	9,250
Goodwill	11,236
Property, plant, and equipment	41,692
Accounts payable	(3,419)
Commodity derivative liabilities	(2,733)
Other current liabilities	(1,281)
Long-term debt	(12,577)
Other non-current liabilities	(11,239)
Total purchase price	$60,895

The goodwill recognized as a result of the Auburn Bean and Grain acquisition was $11.2 million, with $5.7 million included in the Grain reportable segment and $5.5 million included in the Plant Nutrient reportable segment. This goodwill was written off in Q4 2015 as part of the impairment recognized in the Grain and Plant Nutrient groups. Approximately $3.9 million of this goodwill was deductible for tax purposes. See Note 4 for additional information on the impairment. In addition to the increased capacity noted above, the acquisition enhances the Company's presence in Michigan, which is a core geographic state, and includes rail interchange agreements already in place with all of the eastern U.S. Class I railroads.
Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Supplier relationships	$4,620	10 years
Customer relationships	$3,450	10 years
Trade name	$860	10 years
Noncompete agreement	$320	1 to 5 years
Total identifiable intangible assets	$9,250	10 years *
*weighted average number of years

The Company also completed various individually insignificant acquisitions in 2014 for a combined purchase price of $7.2 million.

18. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2015 and 2014:

(in thousands, except for per common share data)	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share-basic	Earnings per share-diluted
Quarter ended 2015
March 31	$918,225	$83,313	$4,097	$0.14	$0.14
June 30	1,187,704	108,173	31,092	1.09	1.09
September 30	909,093	85,190	(1,227)	(0.04)	(0.04)
December 31	1,183,473	99,162	(47,029)	(1.68)	(1.68)
Year ended 2015	$4,198,495	$375,838	$(13,067)	(0.46)	(0.46)

Quarter ended 2014
March 31	$1,003,294	$76,775	$22,708	$0.80	$0.80
June 30	1,312,082	121,495	44,301	1.56	1.56
September 30	952,927	84,918	16,825	0.59	0.59
December 31	1,271,768	113,951	25,892	0.89	0.89
Year ended 2013	$4,540,071	$397,139	$109,726	3.85	3.84

As discussed in Note 1, during the fourth quarter of 2015 the Company changed the classification of its commodity derivative gains and losses from sales and merchandising revenues to cost of sales and merchandising revenues. The table above reflects the impact of that reclassification for all quarters in 2015. Prior year amounts have not been reclassified as they are deemed immaterial.

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

19. Subsequent Events

On January 29, 2016, the Company entered into an agreement and received funding on $75.0 million of senior notes payable. The notes payable include $26.0 million with an interest rate of 4.07% due 2021, $24.0 million with an interest rate of 4.55% due 2023, and $25.0 million with an interest rate of 4.85% due 2026, subject to debt covenants similar to the Company's other borrowing arrangements. The entire proceeds from the notes payable were used to replace the long-term draws on the Company's existing line of credit.

LANSING TRADE GROUP, LLC
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
Overland Park, Kansas

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.à.r.l., an entity in which Lansing Trade Group, LLC has an investment in and accounts for under the equity method of accounting, for which Lansing Trade Group, LLC reflects an investment of $43.7 million and $48.4 million as of December 31, 2015 and 2014, respectively, and equity in earnings of affiliates of $2.9 million and $4.3 million for the years ended December 31, 2015 and 2014, respectively, and $1.6 million for the period of July 12, 2013, date of incorporation, to December 31, 2013. The financial statements of Lux JV Treasury Holding Company S.à.r.l. were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lux JV Treasury Holding Company S.à.r.l., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek LLP

Elkhart, Indiana
February 29, 2016

February 19, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Managers of
Lux JV Treasury Holding Company S.à r.l.

We have audited the accompanying consolidated balance sheet of Lux JV Treasury Holding Company S.à r.l. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 2015 and December 31, 2014 and the period from July 12, 2013, date of incorporation, to December 31, 2013 (not included herein). Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lux JV Treasury Holding Company S.à r.l. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and December 31, 2014 and the period of July 12, 2013, date of incorporation, to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants

London, Ontario

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

(amounts in thousands)	2015	2014 (revised)
ASSETS
Current assets:
Cash and cash equivalents	$29,564	$26,708
Margin deposits, net	13,530	26,482
Accounts receivable (net of allowance for doubtful accounts of $15,533 and $11,653 at December 31, 2015 and 2014, respectively)	281,475	353,582

Commodity derivative assets - current	108,892	222,900
Inventories	314,555	391,187
Other current assets	13,348	8,433
Total current assets	761,364	1,029,292

Property and equipment:
Grain facilities assets	126,978	113,566
Machinery and equipment	62,122	56,343
Office furniture and computer software and equipment	15,822	15,174
	204,922	185,083
Accumulated depreciation	(57,544)	(42,141)
	147,378	142,942
Other assets:
Commodity derivative assets - long-term	172	419
Investments	53,940	55,378
Goodwill	21,728	21,200
Other intangibles, net	13,541	17,172
Related party notes receivable	6,391	9,828
Other assets	3,874	5,302
Total assets	$1,008,388	$1,281,533

Assets of Consolidated VIE's Included in Total Assets Above (isolated to settle the liabilities of the VIE's)
Cash and cash equivalents	$62	$17
Other current assets	98	941
Property and equipment, net	21,995	23,612

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Continued)

(amounts in thousands)	2015	2014 (revised)
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$36,800	$232,638
Accounts payable	429,714	489,820
Commodity derivative liabilities - current	47,902	146,360
Deferred income tax liabilities	640	2,186
Other current liabilities	19,254	17,183
Total current liabilities	534,310	888,187

Commodity derivative liabilities - long-term	237	203
Long-term debt	182,834	223,190
Deferred income taxes	3,125	3,993
Other long-term liabilities	1,474	1,312
Total liabilities	721,980	1,116,885

Equity subject to possible redemption	163,124	141,509

Members' equity	125,741	14,826
Accumulated other comprehensive loss	(14,173)	(5,640)
Total members' equity of Lansing Trade Group, LLC	111,568	9,186
Noncontrolling interests	11,716	13,953
Total members' equity	123,284	23,139
Total liabilities and equity	$1,008,388	$1,281,533

Non-Recourse Liabilities of Consolidated VIE's Included in Total Liabilities Above
Accounts payable	$21,254	$16,605
Commodity derivative liabilities - current	2,042	1,656
Other current liabilities	273	291
Commodity derivative liabilities - long-term	—	11

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014, and 2013

(amounts in thousands)	2015	2014 (revised)	2013 (revised)
Sales	$5,565,323	$6,613,871	$8,848,415
Cost of goods sold	5,423,392	6,445,980	8,685,107
Gross margin	141,931	167,891	163,308
Other operating income	39,035	25,284	8,900
Income before operating expenses, other income, and income taxes	180,966	193,175	172,208
Operating, administrative, and general expenses	125,024	109,152	105,821
Interest expense	23,369	22,011	11,207
Other income:
Equity in earnings of affiliates	3,974	5,560	3,075
Other income - net	2,064	3,128	5,920
Income before income taxes	38,611	70,700	64,175
Income tax provision	1,915	10,607	3,109
Net income	36,696	60,093	61,066
Net income (loss) attributable to noncontrolling interests	1,620	4,383	(1,475)
Net income attributable to Lansing Trade Group, LLC	$35,076	$55,710	$62,541

Net income	$36,696	$60,093	$61,066
Other comprehensive income adjustments:
Foreign currency translation adjustment	(8,522)	(5,441)	(160)
Foreign currency translation adjustment, deferred income taxes	2	7	(33)
Comprehensive income	28,176	54,659	60,873
Comprehensive income (loss) attributable noncontrolling interests	1,572	4,102	(833)
Comprehensive income attributable to Lansing Trade Group, LLC	$26,604	$50,557	$61,706

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014, and 2013

(amounts in thousands)	Members' Equity	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances at January 1, 2013 (revised)	$56,158	$(26)	$22,745	$78,877
Net income	62,541	—	(1,475)	61,066
Contributions	12,661	—	—	12,661
Redemptions	(10,327)	—	(14,410)	(24,737)
Distributions	(34,874)	—	(95)	(34,969)
Collateralized member receivables	75	—	—	75
Fair value of noncontrolling interests acquired	—	—	12,121	12,121
Amortization of deferred compensation plans	7,474	—	590	8,064
Acquisition related addition	(446)	—	—	(446)
Foreign currency translation adjustments	—	(835)	642	(193)
Change in equity subject to possible redemption	(19,394)	—	—	(19,394)
Balances at December 31, 2013 (revised)	73,868	(861)	20,118	93,125
Net income	55,710	—	4,383	60,093
Contributions	295	—	—	295
Redemptions	(74,076)	—	(9,303)	(83,379)
Distributions	(18,649)	—	—	(18,649)
Amortization of deferred compensation plans	7,825	—	(590)	7,235
Acquisition related reduction	(8,828)	374	(374)	(8,828)
Foreign currency translation adjustments	—	(5,153)	(281)	(5,434)
Change in equity subject to possible redemption	(21,319)	—	—	(21,319)
Balances at December 31, 2014 (revised)	14,826	(5,640)	13,953	23,139
Net income	35,076	—	1,620	36,696
Contributions	131,178	—	2,000	133,178
Redemptions	(32,133)	—	(5,870)	(38,003)
Distributions	(10,121)	—	—	(10,121)
Amortization of deferred compensation plans	8,992	—	—	8,992
Acquisition related reduction	(462)	(61)	61	(462)
Foreign currency translation adjustments	—	(8,472)	(48)	(8,520)
Change in equity subject to possible redemption	(21,615)	—	—	(21,615)
Balances at December 31, 2015	$125,741	$(14,173)	$11,716	$123,284

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014, and 2013

(amounts in thousands)	2015	2014 (revised)	2013 (revised)
Cash flows from operating activities
Net income	$36,696	$60,093	$61,066
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,586	13,470	11,131
Income from equity investments	(3,974)	(5,560)	(3,075)
Net (gain) loss on sale of investments and property	(2,032)	242	(5,949)
Deferred debt financing and discount accretion costs amortization	2,194	1,674	1,065
Provision for bad debts	(1,806)	(7,762)	760
Amortization of deferred compensation plans	9,384	8,031	8,221
Change in deferred income tax liabilities	(2,412)	(1,475)	(486)
Changes in assets and liabilities, net of effects of acquisitions:
Margin deposits	(10,568)	11,770	(25,754)
Accounts receivable	73,489	(17,692)	165,672
Inventories	77,061	(64,392)	144,362
Derivative assets and liabilities	39,386	(48,195)	36,360
Accounts payable	(59,756)	25,649	19,025
Other assets and liabilities	(3,388)	1,861	2,808
Net cash (used in) provided by operating activities	173,860	(22,286)	415,206

Cash flows from investing activities
Payments for business combinations, net of cash acquired	(4,792)	(26,574)	(4,215)
Payments for equity interest in consolidated subsidiaries	(6,332)	(18,131)	(2,700)
Proceeds from sale of assets	2,620	354	252
Payments for equity interests in unconsolidated subsidiaries	(3,004)	(3,393)	(40,410)
Payments for property and equipment	(17,989)	(53,329)	(22,617)
Distribution from investment at equity	248	—	—
Principal payments received on related party note receivable	3,437	—	—
Net cash used in investing activities	(25,812)	(101,073)	(69,690)

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014, and 2013
(Continued)

(amounts in thousands)	2015	2014 (revised)	2013 (revised)
Cash flows from financing activities
Capital contributions by members	131,178	295	505
Redemption of membership interests	(32,133)	(74,076)	(7,596)
Distributions to members	(10,121)	(18,649)	(34,874)
Capital contributions of noncontrolling interest	2,000	—	—
Distributions to noncontrolling interest	—	—	(95)
Borrowings on lines of credit	760,714	1,689,724	1,308,188
Principal payments on lines of credit	(978,712)	(1,595,881)	(1,624,882)
Borrowings on inventory repurchase agreements	38,960	—	15,500
Principal payments on inventory repurchase agreements	(30,920)	(15,500)	—
Borrowings on structured trade finance agreements	47,000	161,200	333,387
Principal payments on structured trade finance agreement	(47,000)	(161,200)	(365,533)
Borrowings on other long-term debt	—	195,252	42,792
Principal payments on other long-term debt	(25,839)	(45,329)	(15,698)
Cash paid for deferred debt issuance costs	(147)	(7,705)	(885)
Net cash provided by (used in) financing activities	(145,020)	128,131	(349,191)

Effect of exchange rate on cash	(172)	(631)	360
Net change in cash and cash equivalents	2,856	4,141	(3,315)
Cash and cash equivalents at beginning of year	26,708	22,567	25,882
Cash and cash equivalents at end of year	$29,564	$26,708	$22,567

Supplemental disclosure of cash flow information
Cash paid for interest	$22,027	$15,426	$10,879
Cash paid for income taxes	12,994	13,224	583

Supplemental disclosures on non-cash investing and financing activities
Non-cash capital contributions by members (a)	$—	$—	$12,156
Non-cash redemptions of membership interests	—	—	(3,860)
Non-cash redemptions of noncontrolling interests (a)	—	—	(12,156)
(a) In January 2013, the noncontrolling interest holder exchanged all of its units in Lansing Ethanol Services, LLC (“LES”) for units in Lansing Trade Group, LLC (the “Company”), resulting in LES’s becoming a wholly owned subsidiary of the Company and a reclassification of the carrying amount of the noncontrolling interest in LES to members’ equity.

See accompanying Notes to Consolidated Financial Statements

LANSING TRADE GROUP, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014, and 2013

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

At December 31, 2015 and 2014 the Company held a variable interest in a joint venture that owns and operates two grain elevator facilities for which the Company was the primary beneficiary. The Company has a variable interest related to parental guarantees of the entity’s long-term debt and is responsible for managing certain parts of its operations. In accordance with ASC 810, Consolidation, the Company performs an analysis to determine whether its variable interests give it a controlling financial interest in a Variable Interest Entity (“VIE”). This analysis identifies the primary beneficiary of the VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As the primary beneficiary of these VIE’s, the entities’ assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in noncontrolling interests in the Consolidated Balance Sheets and in net income attributable to noncontrolling interests in the Consolidated Statements of Comprehensive Income. The table below presents the assets and liabilities of consolidated VIE’s.

(amounts in thousands)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$62	$17
Margin deposits, net	522	1,578
Accounts receivable	3,907	1,363
Commodity derivative assets - current	1,772	2,128
Inventories	13,094	20,389
Other current assets	98	941
Property and equipment, net	21,995	23,612
Commodity derivative assets - long-term	7	—
Current maturities of long-term debt	(1,695)	(1,695)
Accounts payable	(21,231)	(16,605)
Commodity derivative liabilities - current	2,042	(1,656)
Other current liabilities	211	(291)
Commodity derivative liabilities - long-term	—	(11)
Long-term debt	(16,180)	(17,875)

Operations: Lansing Trade Group, LLC is a merchandising company primarily involved in the trading and distribution of grain, grain products, fuels, and other agricultural raw material commodities. The Company is organized in the State of Delaware and has a perpetual term. Each member’s liability is limited to its capital contribution. A Board of Managers governs the Company pursuant to the limited liability company agreement. As a limited liability company, the Company combines many of the limited liability, governance, and management characteristics of a corporation with the pass-through income features of a partnership. The Company has operations in various states throughout the United States of America (the “U.S.”) and in foreign locations primarily in Canada, Brazil, and the United Kingdom (the “U.K.”).

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

Fair Value of Financial Instruments: The carrying amounts recorded in the Company's Consolidated Balance Sheets for accounts and notes receivable, accounts payable, lines of credit and term loans at December 31, 2015 and 2014 approximate their fair values based on the current interest rate environment and terms of the instruments. The Company records derivatives in its financial statements at fair value. The estimated fair value of the Company’s senior notes was approximately $148.9 million and $167.7 million compared to a carrying value of $159.3 million and $175.0 million included in long-term debt at December 31, 2015 and 2014, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable transfers of the notes in secondary markets.

Equity Subject to Possible Redemption: ASC 480, Distinguishing Liabilities from Equity, requires the redemption value of the portion of equity with redemption features that are not solely within the control of the Company to be stated separately from permanent equity. The Company’s operating agreement requires redemption under any of the following conditions:

•	Death or disability of a member that is a natural person;

•	Any member’s redemption request within a rolling 12-month period limited to $100 thousand; and

•
For members owning units with a redemption value over $200 thousand, any redemption request that would not cause the Company to breach any of its financial covenants with its lenders or would not otherwise imperil the financial condition of the Company at the discretion of the Board of Managers over a series of separate redemption notices.

The redemption price of a membership unit is defined by the operating agreement and is dependent on the timing and circumstances of the event of withdrawal or sale or transfer of the membership unit. Generally, redemptions are based on an appraised value of the Company as determined by an independent appraiser, typically measured on a going-concern basis by applying the income approach and market approach, and approved by the Board of Managers. Based on the provisions of the operating agreement and membership units outstanding, the redemption value of equity subject to possible redemption beyond control of the Company totaled $163.1 million and $141.5 million at December 31, 2015 and 2014, respectively. This constitutes approximately 32% and 40% of member units and Restricted Membership Units at December 31, 2015 and 2014, respectively. Redemptions beyond these amounts, without consideration of the proceeds from life insurance policies disclosed below, would cause the Board of Managers to determine whether the financial condition of the Company would be imperiled. Accordingly, provisions of the operating agreement may be invoked by the Board of Managers at its discretion to limit further redemptions. Actual per unit redemption values likely will differ from those presented herein and will be subject to the applicable redemption value at the date of the redemption.

The Company holds life insurance policies on certain key employees. These policies would fund approximately $81.0 million of the current potential redemptions incurred upon death of the insured members.

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

The net position is recorded within margin deposits or other accounts payable depending on whether the net amount is an asset or liability.

(amounts in thousands)	2015	2014
Cash deposits posted	$13,264	$15,781
Cash deposits received	(3)	(13,077)
Unrealized gain on derivatives	11,044	43,429
Unrealized loss on derivatives	(10,775)	(19,651)
	$13,530	$26,482

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

(amounts in thousands)	Balance at beginning of period	Charged to costs and expenses	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - year ended December 31,
2015	$11,653	$6,247	$2,367	$15,533
2014	21,365	2,039	11,751	11,653
2013	20,965	760	360	21,365
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

The aggregate foreign currency transaction loss included in the determination of net income was $7.9 million, $4.8 million, and $2.2 million in 2015, 2014, and 2013, respectively. To reduce the exposure to foreign currency exchange risk on foreign currency-denominated forward purchase and sale contracts, the Company may enter into regulated commodity futures that are not denominated in a foreign currency. The net gain and loss on these hedging activities offset the foreign currency transaction net gain and loss and are included in cost of goods sold. The Company also uses foreign exchange forward rate derivative contracts to mitigate foreign currency exchange risk as disclosed in Note 6.

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

Service fees for transloading, storage, and commodity marketing agreements are recognized in other operating income as earned and totaled $20.7 million, $19.4 million, and $6.2 million in 2015, 2014, and 2013, respectively.

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

Subsequent Events: Management has performed an analysis of the activities and transactions subsequent to December 31, 2015 to determine the need for any adjustments to and disclosures within the consolidated financial statements for the period ended December 31, 2015. Management has performed their analysis through February 29, 2016, the date the financial statements were available to be issued.

In February 2016, the Company paid cash of $8.0 million to redeem certain noncontrolling interests at book value.

NOTE 2 - REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During 2015, management identified prior period errors primarily related to recording “applied, unsettled purchase and sales transactions,” which represent activity that has not been finalized in the accounting system, but should be recognized as delivered sales or purchases transactions in the Company’s financial statements at period end. The errors impact previously reported periods beginning in 2012 through 2014 in the cumulative amount of $6.3 million. Management evaluated the materiality of the errors quantitatively and qualitatively and concluded the errors were not material to any of the previously issued audited financial statements. This evaluation considered, among other relevant items, guidance from Accounting Standards Codification Topic 250 and SEC Staff Accounting Bulletins No. 99 and No. 108. However, the cumulative effect of correcting all of the prior period errors in the current period would be material to the current year consolidated financial statements. Accordingly, the prior period financial statements have been revised to correct the errors.

Due to the immaterial nature of the errors, the cumulative adjustments required to correct the errors in the financial statements prior to the fiscal year ended December 31, 2014 are reflected in the revised stockholders’ equity as of December 31, 2014. The cumulative effect of those adjustments reduced previously reported retained earnings by $6.3 million. These adjustments also cumulatively impacted the following balance sheet line items as of December 31, 2014:

	As of December 31, 2014
(amounts in thousands)	As Reported	Adjustments	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$26,708	$—	$26,708
Margin deposits, net	26,482	—	26,482
Accounts receivable, net	355,624	(2,042)	353,582
Commodity derivative assets - current	223,065	(165)	222,900
Inventories	391,187	—	391,187
Other current assets	8,433	—	8,433
Total current assets	1,031,499	(2,207)	1,029,292

Property and equipment:
Grain facilities assets	113,566	—	113,566
Machinery and equipment	56,343	—	56,343
Office furniture and computer software and equipment	15,174	—	15,174
	185,083	—	185,083
Accumulated depreciation	(42,141)	—	(42,141)
	142,942	—	142,942
Other assets:
Commodity derivative assets - long-term	419	—	419
Investments	55,378	—	55,378
Goodwill	21,200	—	21,200
Other intangibles, net	17,172	—	17,172
Related party notes receivable	9,828	—	9,828
Other assets	5,302	—	5,302
Total assets	$1,283,740	$(2,207)	$1,281,533

(amounts in thousands)	As Reported	Adjustments	As Revised
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$232,638	$—	$232,638
Accounts payable	481,751	8,069	489,820
Commodity derivative liabilities - current	147,694	(1,334)	146,360
Deferred income taxes	2,186	—	2,186
Other current liabilities	19,824	(2,641)	17,183
Total current liabilities	884,093	4,094	888,187
			—
Commodity derivative liabilities - long-term	203	—	203
Long-term debt	223,190	—	223,190
Deferred income taxes	3,993	—	3,993
Other long-term liabilities	1,312	—	1,312
Total liabilities	1,112,791	4,094	1,116,885
			—
Equity subject to possible redemption	141,509	—	141,509
			—
Members' equity	21,127	(6,301)	14,826
Accumulated other comprehensive loss	(5,640)	—	(5,640)
Total members' equity of Lansing Trade Group, LLC	15,487	(6,301)	9,186
Noncontrolling interests	13,953	—	13,953
Total members' equity	29,440	(6,301)	23,139
Total liabilities and equity	$1,283,740	$(2,207)	$1,281,533

The errors discussed above resulted in an overstatement of net income of $1.9 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

	For the year ended December 31, 2014
(amounts in thousands)	As Reported	Adjustments	As Revised
Sales	$6,613,871	$—	$6,613,871
Cost of goods sold	6,443,319	2,661	6,445,980
Gross margin	170,552	(2,661)	167,891
Other operating income	25,284	—	25,284
Income before operating expenses, other income, and income taxes	195,836	(2,661)	193,175
Operating, administrative, and general expenses	109,938	(786)	109,152
Interest expense	22,011	—	22,011
Other income:
Equity in earnings of affiliates	5,560	—	5,560
Other income - net	3,128	—	3,128
Income before income taxes	72,575	(1,875)	70,700
Income tax provision	10,607	—	10,607
Net income	61,968	(1,875)	60,093
Net income attributable to noncontrolling interests	4,383	—	4,383
Net income attributable to Lansing Trade Group, LLC	$57,585	$(1,875)	$55,710

Net income	$61,968	$(1,875)	$60,093
Other comprehensive income adjustments:
Foreign currency translation adjustment	(5,441)	—	(5,441)
Foreign currency translation adjustment, deferred income taxes	7	—	7
Comprehensive income	56,534	(1,875)	54,659
Comprehensive income attributable to noncontrolling interests	4,102	—	4,102
Comprehensive income attributable to Lansing Trade Group, LLC	$52,432	$(1,875)	$50,557

	For the year ended December 31, 2013
(amounts in thousands)	As Reported	Adjustments	As Revised
Sales	$8,848,415	$—	$8,848,415
Cost of goods sold	8,683,027	2,080	8,685,107
Gross margin	165,388	(2,080)	163,308
Other operating income	8,900	—	8,900
Income before operating expenses, other income, and income taxes	174,288	(2,080)	172,208
Operating, administrative, and general expenses	106,435	(614)	105,821
Interest expense	11,207	—	11,207
Other income:
Equity in earnings of affiliates	3,075	—	3,075
Other income - net	5,920	—	5,920
Income before income taxes	65,641	(1,466)	64,175
Income tax provision	3,109	—	3,109
Net income	62,532	(1,466)	61,066
Net loss attributable to noncontrolling interests	(1,475)	—	(1,475)
Net income attributable to Lansing Trade Group, LLC	$64,007	$(1,466)	$62,541

Net income	$62,532	$(1,466)	$61,066
Other comprehensive income adjustments:
Foreign currency translation adjustment	(160)	—	(160)
Foreign currency translation adjustment, deferred income taxes	(33)	—	(33)
Comprehensive income	62,339	(1,466)	60,873
Comprehensive loss attributable noncontrolling interests	(833)	—	(833)
Comprehensive income attributable to Lansing Trade Group, LLC	$63,172	$(1,466)	$61,706

The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the tables below.

	For the year ended December 31, 2014
(amounts in thousands)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$61,968	$(1,875)	$60,093
Adjustments to reconcile net income to net cash from operating activities:			—
Depreciation and amortization	13,470	—	13,470
Income from equity investments	(5,560)	—	(5,560)
Net (gain) loss on sale of investments and property	242	—	242
Deferred debt financing and discount accretion costs amortization	1,674	—	1,674
Provision for bad debts	(7,762)	—	(7,762)
Amortization of deferred compensation plans	8,031	—	8,031
Change in deferred income tax liabilities	(1,475)	—	(1,475)
Changes in assets and liabilities, net of effects of acquisitions:
Margin deposits	11,770	—	11,770
Accounts receivable	(18,350)	658	(17,692)
Inventories	(64,392)	—	(64,392)
Derivative assets and liabilities	(46,269)	(1,926)	(48,195)
Accounts payable	21,719	3,930	25,649
Other assets and liabilities	2,648	(787)	1,861
Net cash used in operating activities	(22,286)	—	(22,286)

	For the year ended December 31, 2013
(amounts in thousands)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$62,532	$(1,466)	$61,066
Adjustments to reconcile net income to net cash from operating activities:			—
Depreciation and amortization	11,131	—	11,131
Income from equity investments	(3,075)	—	(3,075)
Net (gain) loss on sale of investments and property	(5,949)	—	(5,949)
Deferred debt financing and discount accretion costs amortization	1,065	—	1,065
Provision for bad debts	760	—	760
Amortization of deferred compensation plans	8,221	—	8,221
Change in deferred income tax liabilities	(486)	—	(486)
Changes in assets and liabilities, net of effects of acquisitions:
Margin deposits	(25,754)	—	(25,754)
Accounts receivable	167,596	(1,924)	165,672
Inventories	144,362	—	144,362
Derivative assets and liabilities	35,713	647	36,360
Accounts payable	15,669	3,356	19,025
Other assets and liabilities	3,421	(613)	2,808
Net cash provided by operating activities	415,206	—	415,206

NOTE 3 - ACQUISITIONS

In November 2015, the Company purchased two grain handling facilities in southeastern Virginia for $4.8 million in cash to expand its operations geographically. Grain and facilities assets were valued using the cost approach and based on replacement cost less physical depreciation and functional obsolescence.

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

(amounts in thousands)	Grain handling facilities
Consideration:
Cash paid	$4,792
Recognized amounts of assets acquired:
Commodity derivatives assets - current	$50
Inventories	1,467
Grain facilities assets	2,747
Goodwill	528
Fair value of net assets acquired	$4,792

In November 2014, the Company purchased a sand processing facility in Minnesota for $26.6 million in cash to expand the products and services it provides to the energy industry. Machinery and equipment assets were valued using the cost approach and based on replacement cost less physical depreciation and functional obsolescence. The fair value of the identifiable intangible assets was determined by applying the income approach. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate of 22%-23% that was benchmarked with reference to the implied rate of return from the transaction model, and (3) a terminal value based on long-term sustainable growth rate of 3%. The weighted average amortization period of the acquired identifiable intangible assets is 9.3 years.

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
Recognized amounts of assets acquired:
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

Machinery and equipment assets were valued using the cost approach and based on replacement cost less physical depreciation and functional obsolescence. The fair value of the noncontrolling interest and identifiable intangible assets was determined by applying the income approach. Trademarks were valued using the relief from royalty method and the customer relationships were valued using the excess earnings method. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14% that was benchmarked with reference to the implied rate of return from the transaction model, (3) a terminal value based on long-term sustainable growth rate of 3%, and (4) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The weighted average amortization period of the acquired identifiable intangible assets is 6.4 years.

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

In June 2014, the Company purchased an additional 50% of the equity of the joint venture for $21.0 million in cash and equity, increasing its ownership to 100%. The Company recorded a $8.0 million reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

In August 2013, the Company purchased 51% of the equity of a U.K.-based commodity merchandising company. The stock purchase agreement required the Company to acquire the remaining outstanding shares at various intervals through 2015. The results of operations for the business since the acquisition date are included in the Company’s consolidated financial statements.

The fair value of the noncontrolling interest and identifiable intangible assets was determined by applying the income approach. Trademarks were valued using the relief from royalty method and the customer relationships were valued using the excess earnings method. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14% that was benchmarked with reference to the implied rate of return from the transaction model, (3) a terminal value based on long-term sustainable growth rate of 4%, and (4) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The weighted average amortization period of the acquired identifiable intangible assets is 5.0 years.

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

In April 2014, the Company purchased an additional 25% of the equity of the U.K.-based commodity merchandising company for $5.5 million in accordance with the stock purchase agreement, increasing its ownership to 76%. The Company recorded a $0.8 million reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

The remaining 24% interest was acquired in 2015 for $6.3 million. The Company recorded a $0.5 million reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation.

On December 31, 2013, the Company’s then 50%-owned Canadian commodity merchandising joint venture repurchased the outstanding shares held by the Company’s partner in the joint venture. As a result of the repurchase transaction, the Company consolidated the wholly owned subsidiary.

Prior to the acquisition, the joint venture was accounted for as an equity method investment since its formation in October 2012. The Company remeasured its previously held equity interest in the joint venture to fair value in the amount of $6.5 million and recorded a gain of $0.5 million. The fair value of the previously held equity interest was determined by applying the income and market approach. These fair value measurements were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosures. Key assumptions include (1) cash flows based on estimates used to price the transaction, (2) a discount rate range of 13%-14%, (3) a terminal value based on long-term implied growth rate of 1.2%, and (4) adjustments because of a lack of control or lack of marketability that market participants would consider when estimating the fair value previously held interest.

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

In 2013, the Company completed its acquisition of three grain handling facilities in northeastern North Carolina and increased its ownership from 80% to 100% for $2.7 million including a true-up payment of approximately $0.3 million related to the 20% stake purchased in 2012. The Company recorded a $0.4 million reduction to members’ equity for the amount of consideration transferred in excess of the carrying amount of the noncontrolling interest acquired in accordance with ASC 810, Consolidation. The acquired facilities were part of a joint business venture formed with an affiliate in September 2010. The results of operations of the joint venture since formation are included in the consolidated financial statements of the Company.

NOTE 4 - INVESTMENTS

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

In April 2014, the Company purchased approximately 10% of the equity of a Canadian grain elevator company for $3.1 million and accounts for it using the cost method. In 2015, the Company purchased an additional 2.6% of the Canadian grain elevator company for $1.6 million. At December 31, 2015, the fair value of this investment was not estimated as there were no factors identified that may have a significant adverse effect on the fair value of the investment and the fair value of the investment is not easily determinable.

In July 2013, the Company paid cash of $40.4 million and contributed its Ontario-based Canadian commodity merchandising business for a non-controlling 50% equity share of a Canadian company that primarily owns and operates grain elevators in Ontario. The Company recognized a gain in other income of $5.8 million on the deconsolidation of the business contributed in accordance with ASC 810, Consolidation.

In October 2012, the Company invested $5.0 million for an equity interest of 50% in a newly formed Canadian commodity merchandising joint venture. The 50% equity interest not owned by the Company was repurchased by the joint venture on December 31, 2013. As a result of this redemption, the Canadian commodity merchandising entity is a wholly owned consolidated subsidiary of the Company.

The Company's equity method investments are summarized as follows:

(amounts in thousands)	December 31, 2015	December 31, 2014
Canadian grain elevator company	$43,726	$48,379
Other investments at equity	4,860	3,283
	$48,586	$51,662

The following is a summary of financial position and results of operations of the group of investees detailed above, which are similar in nature of operation:

(amounts in thousands)	2015	2014
Current assets	$565,291	$500,748
Property, plant, and equipment, net	73,853	95,214
Other assets	23,982	47,670
	$663,126	$643,632

Current liabilities	$481,356	$402,099
Long-term liabilities	77,372	119,517
Equity	104,398	122,016
	$663,126	$643,632

Sales	$2,167,068	$2,493,129
Net income	$12,177	$17,126

NOTE 5 - FAIR VALUE MEASUREMENTS

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

The following tables present the Company's assets and liabilities measured at fair value on a recurring basis under ASC 820 at December 31, 2015 and 2014:

	2015
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$378	$(109)	$—	$269
Readily marketable inventories	—	243,618	—	243,618
Commodity derivative assets	—	109,064	—	109,064
Total assets	$378	$352,573	$—	$352,951

Liabilities:
Commodity derivative liabilities	—	48,139	—	48,139
Total liabilities	$—	$48,139	$—	$48,139

	2014 (revised)
(amounts in thousands)	Quoted Price in Active Markets For Identical Assets (Level 1)	Significant Other Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Margin deposits	$1,875	$21,903	$—	$23,778
Readily marketable inventories	—	318,947	—	318,947
Commodity derivative assets	—	207,653	15,666	223,319
Total assets	$1,875	$548,503	$15,666	$566,044

Liabilities:
Commodity derivative liabilities	—	146,563	—	146,563
Total liabilities	$—	$146,563	$—	$146,563

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

When observable inputs are available for substantially the full term of the asset or liability, the derivative contracts are classified in Level 2. When unobservable inputs, including management’s estimate of the potential loss in the event counterparty non-performance, have a significant impact on the measurement of fair value, the contract's fair value is classified in Level 3. The fair value of certain derivative contracts classified in Level 3 at December 31, 2014 includes an adjustment of $4.7 million related to potential counterparty non-performance losses.

The following table presents reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models that management believes reflect assumptions that would be used by a marketplace participant.

Level 3 Instruments
Fair Value Measurements
(amounts in thousands)	Commodity Derivatives, Net
Balance at December 31, 2013	$—
Net unrealized gains and losses included in cost of goods sold	(2,658)
Transfers into Level 3	18,324
Balance at December 31, 2014	$15,666
Net unrealized gains and losses included in cost of goods sold	(9,729)
Transfers out of Level 3	(5,937)
Balance at December 31, 2015	$—

NOTE 6 - DERIVATIVES AND HEDGING

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

Foreign Currency Derivatives: The Company uses foreign exchange forward rate agreements in certain operations to mitigate the risk from exchange rate fluctuations in connection with anticipated transactions denominated in foreign currencies. The fair value of the Company's foreign exchange forward rate agreements was a net loss of $0.4 million and $2.4 million at December 31, 2015 and 2014, respectively, and was included in margin deposits. Aggregate foreign currency transaction gains and losses related to non-trading activities are included in other income and presented separately in the derivative-based transaction activities alternative disclosure below. Aggregate foreign currency transaction gains and losses related to trading activities are included in cost of goods sold in the derivative-based transaction activities alternative disclosure below.

Quantitative Disclosures: The table below presents the fair value of the Company's commodity derivatives and the Consolidated Balance Sheet line item in which they are located as of December 31, 2015 and 2014:

(amounts in thousands)	December 31, 2015	December 31, 2014 (revised)
Commodity derivative assets - current	$108,892	$222,900
Commodity derivative assets - long-term	172	419
Commodity derivative liabilities - current	(47,902)	(146,360)
Commodity derivative liabilities - long-term	(237)	(203)
Regulated futures and options contract gains in margin deposits	9,684	16,656
Regulated futures and options contract losses in margin deposits	(9,306)	(14,781)
Exchange-traded OTC contract gains included in margin deposits	386	26,430
Exchange-traded OTC contract losses included in margin deposits	(90)	(2,172)
Total estimated fair value of commodity derivatives	$61,599	$102,889

At December 31, 2015, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 13.9 million and net Great British pounds sales of UK£ 0.5 million. At December 31, 2014, the Company had entered into contracts to purchase and sell certain foreign currencies for various time periods in the future, including net Canadian dollar purchases of $CN 93.9 million and net Great British pounds of UK£ 7.5 million. The Company considers the functional currency of its U.S. operations the U.S. dollar. Unrealized gains and losses on open foreign currency contracts primarily are charged to current cost of goods sold.

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

The following table includes the alternative disclosures about gains and losses from activities that include non-designated derivative instruments as well as non-derivative instruments and their reporting in the Consolidated Statements of Comprehensive Income:

(amounts in thousands)	2015	2014 (revised)	2013 (revised)
Derivative-based transaction activities
Sales	$5,159,250	$6,134,205	$8,574,336
Cost of goods sold	5,052,581	5,995,964	8,422,324
Gross margin	106,669	138,241	152,012
Other operating income	19,395	5,934	2,678
Other loss - net	2,148	126	397

At December 31, 2015 and 2014, the Company had the following gross quantities outstanding on commodity derivative contracts:

	2015	2014	Unit of measure
Commodity:
Corn	448,605,038	407,405,806	bushels
Wheat	134,381,024	170,383,252	bushels
Soybeans	36,619,177	101,622,291	bushels
Dried distillers grain	2,385,164	3,967,415	tons
Cottonseed	420,543	389,417	tons
Ethanol	103,299,692	236,186,364	gallons
Crude oil	20,000	5,491,853	gallons
Propane	—	882,000	gallons
Gasoline	2,352,000	19,572,000	gallons
Biodiesel	—	14,175,822	gallons
Forward freight agreements	150	45	days
Other	1,040,863	1,019,234	metric tons

NOTE 7 - INVENTORIES

Grain and feed ingredients inventories stated at estimated market value less cost of disposal at December 31, 2015 and 2014 consist of the following:

(amounts in thousands)	2015	2014
Corn	$66,405	$86,799
Soybeans	61,204	108,910
Wheat	66,773	72,857
Dried distillers grain	20,185	19,560
Cottonseed	9,551	17,765
Other inventories	19,500	13,056
	$243,618	$318,947

Inventories stated at the lower of cost or market at December 31, 2015 and 2014 consist of the following:

(amounts in thousands)	2015	2014
Ethanol	$6,189	$8,320
Potato products	29,591	20,355
Organic grains and ingredients	20,445	16,023
Fishmeal	3,358	4,753
Crude oil	90	10,939
Other inventories	11,264	11,850
	$70,937	$72,240

Inventories shown on the Consolidated Balance Sheets at December 31, 2015 and 2014 do not include 2.5 million and 0.6 million bushels of grain, respectively, held in storage for others. The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with the above inventory held in storage for others. Management does not anticipate material losses on any deficiencies.

NOTE 8 - GOODWILL AND INTANGIBLES

As of December 31, 2015, the Company determined that no impairment to goodwill exists. Separable intangible assets with finite lives are amortized over their useful lives. Amortization expense was $3.6 million, $2.8 million, and $2.4 million for 2015, 2014, and 2013, respectively. Other intangible assets consist of acquired customer lists and trade names.

		Other Intangible Assets
(amounts in thousands)	Goodwill	Gross Amount	Accumulated Amortization
December 31, 2015	$21,728	$29,027	$(15,486)
December 31, 2014	21,200	29,060	(11,888)

Expected future annual amortization expense is as follows:

(amounts in thousands)
2016	$3,336
2017	3,311
2018	3,231
2019	2,756
2020	253
Thereafter	654

NOTE 9 - DEBT

At December 31, 2015 and 2014 the Company's debt consists of the following:

(amounts in thousands)	December 31, 2015	December 31, 2014
Line of credit facility	$—	$218,853
Senior notes maturing February 15, 2019	159,269	175,000
Term loans secured with certain property and equipment	44,103	54,211
Credit facilities of U.K.-based commodity merchandising company due on demand	8,222	7,764
Inventory repurchase agreements	8,040	—
	219,634	455,828
Less current maturities	36,800	232,638
	$182,834	$223,190

In February, 2014, the Company issued $175.0 million in senior notes due February 15, 2019 to certain institutional investors pursuant to certain exemptions from registration under the Securities Act of 1933. In December 2015, the Company repurchased $15.7 million of the senior notes in the open market. The repurchased senior notes are held in a Company owned custodial account and presented in the financial statements as a reduction of the original principal issuance. Interest accrues on the notes at a fixed annual interest rate of 9.25% and is payable semi-annually. The effective interest rate on the notes is 10.1%.

In January, 2014, the Company amended the syndicated credit agreement, originally entered into on September 1, 2009 and subsequently amended on July 15, 2011, to extend the maturity date to January 22, 2018 and amend certain terms including allowing for the issuance of the senior notes. The credit facility provided a revolving line of credit in the amount of $450.0 million at December 31, 2015 and 2014. The actual credit available is based on security in the form of eligible current assets of the Company as determined by the provisions included in the credit agreement. Total availability under the agreement was $360.9 million and $273.2 million at December 31, 2015 and 2014, respectively. The credit agreement accrues interest at a variable rate and had a weighted average interest rate on the outstanding borrowings of 2.06% at December 31, 2014.

The amended credit agreement also provided for an additional $40.0 million loan tranche utilized to partially fund membership redemptions prior to the issuance of the senior notes. This additional tranche was borrowed in January 2014 and repaid upon issuance of the senior notes in February 2014. The effective cost of this borrowing was 3.94%.

In August 2015, the Company was advanced $8.0 million by a financial institution under an inventory repurchase agreement for 1.5 million bushels of wheat. The effective cost of these funds was 1.27% at December 31, 2015.

In July 2013, the Company refinanced the existing term loan secured by certain property and equipment in Louisiana. The loan was increased to $26.0 million and now matures in July 2028. The fixed interest rate on these borrowings at December 31, 2015 was 4.76%.

In June, 2012, the Company entered into a term loan that was secured by certain property and equipment in Nebraska for $5.6 million. The loan matures in July 2022. The fixed interest rate on these borrowings at December 31, 2015 was 4.19%.

In June 2013, the Company entered into a second term loan secured by certain property and equipment in Nebraska for $16.4 million. The loan matures in June 2028. As of December 31, 2015, the Company received a covenant waiver through March 2016 related to this term loan and presented the outstanding balance as a current liability. The fixed interest rate on these borrowings at December 31, 2015 was 4.45%.

In August, 2010, the Company entered into a term loan that was secured by certain property and equipment in Idaho for $9.3 million. The loan matures in September 2020. The fixed interest rate on these borrowings at December 31, 2015 was 5.21%.

The long-term debt of the transloading company, formerly the transloading joint venture, was comprised of several term loans with a combined balance of $5.7 million at December 31, 2014. The notes had various maturities through April 2023, fixed interest rates between 4.99% and 6.50%, and were generally secured with certain equipment of the transloading company. In December 2015, the Company paid off all principal balances of these term loans.

The debt of the acquired U.K.-based commodity merchandising company is comprised of credit agreements arranged with certain financial institutions extending a total $34.0 million for trade and inventory finance activities. Amounts drawn on the credit agreements are due on demand and accrue interest LIBOR plus spreads from 2% to 3%.

The aggregate annual maturities of long-term borrowings are as follows:

(amounts in thousands)
2016	$20,538
2017	2,663
2018	2,663
2019	161,932
2020	2,431
Thereafter	13,145

The Company had outstanding letters of credit totaling $0.1 million at December 31, 2015 expiring on or before October 30, 2016. The Company had outstanding letters of credit totaling $4.7 million at December 31, 2014 all of which expired or were canceled during 2015.

Borrowings under the credit agreement are secured by substantially all assets of the Company, excluding certain property and equipment. Because the actual credit available is based on eligible current assets of the Company as determined by the provisions included in the credit agreement, the balance due is presented as a current liability. The line of credit facility, subordinated note, and term loans contain various covenants, including covenants related to tangible net worth, working capital, and certain other items. The Company was in compliance with or had waivers for non-compliance for all financial covenants at December 31, 2015. The Company was in compliance with all financial covenants at December 31, 2014.

NOTE 10 - INCOME TAXES

Lansing Trade Group, LLC and its subsidiaries other than LVI and certain foreign subsidiaries and branches, are generally not subject to federal income taxes. As such, the Company does not directly pay federal income taxes. Other than with respect to the corporate subsidiary and certain foreign subsidiaries and branches, the Company's taxable income is included in the federal income tax returns of each of the Company's members. The Company's tax rate differs from statutory rates primarily due to being structured as a limited liability company, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states and foreign jurisdictions.

The components of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

(amounts in thousands)	2015	2014
Deferred income tax assets:
Unrealized derivative contract losses	$1,724	$16,333
Allowance for doubtful accounts	292	572
In-transit activity	567	773
Other	186	360
Net operating loss carryforwards	191	249
	2,960	18,287
Valuation allowance	(89)	(185)
Total deferred income tax assets	2,871	18,102

Deferred income tax liabilities:
Unrealized derivative contract gains	(3,511)	(20,284)
Intangibles	(3,125)	(3,993)
Property and equipment	—	(4)
Total deferred income tax liabilities	(6,636)	(24,281)

Net deferred income tax liabilities	$(3,765)	$(6,179)

The components of the provision for income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows:

(amounts in thousands)	2015	2014	2013
Current:
U.S. Federal	$4,729	$5,682	$2,957
State	651	922	204
Foreign	(1,053)	5,478	434
	4,327	12,082	3,595

Deferred:
U.S. Federal	(2,054)	(1,358)	276
State	(263)	(61)	(108)
Foreign	(95)	(56)	(654)
	(2,412)	(1,475)	(486)

Total income tax provision	$1,915	$10,607	$3,109

Under guidance issued by the FASB with respect to accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Total unrecognized tax benefits were $0 and $0.7 million at December 31, 2015 and 2014, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense.

The Company or one of its subsidiaries files income tax returns in the United States, Canada, the U.K., and certain other foreign federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to examinations by tax authorities for years before 2012. The Company does not expect the total amount of unrecognized tax benefits to change significantly in the next 12 months.

NOTE 11 - SHARE BASED COMPENSATION PLANS

The Company has a Restricted Membership Unit Plan, which is considered a share based compensation plan. The Board of Managers or a committee appointed by the Board of Managers determines employee eligibility for the plan. The Company believes that such awards better align the interests of its employees with those of its members. During 2015 and 2014, the committee authorized the granting of $5.3 million and $8.0 million, respectively, worth of Restricted Membership Units with the number of units being determined based upon fair value determined by an independent valuation. The grants primarily are deferrals of annual performance incentives to be issued in Restricted Membership Units in accordance with the Company's compensation plans. The Restricted Membership Units generally vest one-fourth at issuance and one-fourth on January 1 each year for three years following the initial grant date as long as the individual remains an employee of the Company. The units vest immediately upon death or disability of the employee. The units also provide for accelerated vesting if there is a change in control (as defined in the Plan) or discharge without cause.

Upon vesting, Restricted Membership Units become full membership units subject to all provisions of the Company's operating agreement; however, upon the event of withdrawal from membership by the employee, the vested units received through this plan are redeemed by the Company in accordance with the operating agreement and unvested units are forfeited.

Compensation expense attributable to the vesting of Restricted Membership Units and charged against income for 2015, 2014, and 2013 was $7.9 million, $7.8 million, and $7.5 million, respectively. Expected future compensation expense related to the granted awards, assuming no additional forfeitures, is as follows:

(amounts in thousands)	2015 Awards	2014 Awards	2013 Awards	Total
2016	$1,020	$1,425	$1,639	$4,084
2017	1,014	1,425	—	2,439
2018	875	—	—	875
Total	$2,909	$2,850	$1,639	$7,398

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company leases office space primarily in North America from various leasing companies under noncancelable operating leases expiring through January 31, 2018. These agreements require monthly rentals of approximately $0.1 million, plus the payment of insurance and normal maintenance on the property.

The Company leases terminal space under noncancelable operating leases expiring on various dates through June 2016 for the purpose of storing ethanol inventory. These agreements require a minimum monthly warehousing charge, subject to escalation tied to the All-Urban Consumer Price Index (CPI), plus payment for storage capacity in excess of contracted capacity.

The Company leases railroad cars from various railcar leasing companies, including a member, for the transporting of commodities under noncancelable operating leases expiring through April 30, 2021. These agreements require monthly rentals of approximately $1.7 million plus the payment of excess mileage charges and any damage repairs.

Future minimum operating lease payments are as follows and include minimum lease payments to a member totaling $2.2 million and $1.1 million in 2016 and 2017, respectively:

(amounts in thousands)
2016	$20,408
2017	13,652
2018	8,729
2019	6,344
2020	3,294
Thereafter	579
$53,006

Total rent expense for 2015, 2014, and 2013 was $22.6 million $11.7 million, and $11.1 million, respectively.

The Company is subject to various legal and administrative claims arising in the normal course of business. The Company records a liability in its consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Management estimates probable contingent losses for ongoing claims and has recorded liabilities for these claims at December 31, 2015 and 2014. Management believes that any liability that may result from any known claims considered reasonably possible are immaterial to the Company's financial position.

NOTE 13 - RELATED PARTIES

The Company leases most of its employees from a related party under a services agreement. This agreement stipulates all payroll and payroll related benefits be reimbursed on a direct cost basis, including administrative costs, to the related party. Total charges for services provided for the years ended December 31, 2015, 2014, and 2013 amounted to $68.0 million, $73.3 million, and $64.7 million, respectively. Amounts due under the agreement at December 31, 2015 and 2014 were $7.7 million and $6.2 million, respectively, and included as other current liabilities.

In August 2010, the Company issued a $10.0 million subordinated loan to a related party with a 7.00% coupon rate that is payable semi-annually. The note is due in full in seven years and requires the related party to make payments towards the outstanding balance in the interim periods based on certain earnings thresholds.

The Company buys and sells cash commodities and renewable fuels and enters into certain railcar leasing and maintenance transactions with related parties. These related party balances as of December 31, 2015 and 2014 and transactions as of and for the years ended December 31, 2015, 2014, and 2013 are as follows:

(amounts in thousands)	2015	2014	2013
Sales	$67,548	$36,673	$129,810
Cost of goods sold	302,216	267,274	326,023
Interest income	769	981	562
Interest expense	—	205	467
Gain on deconsolidation of a subsidiary	—	—	5,788

(amounts in thousands)	December 31, 2015	December 31, 2014
Accounts receivable at period end	$21,464	$372
Note receivable at period end	6,391	9,828
Accounts payable at period end	(11,631)	(34,472)
Net loss on forward cash purchase and sales contracts at period end	(3,344)	(283)

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
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2015, the certifying officers have concluded that the Company's disclosure controls and procedures were effective.
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
Management has excluded three plant nutrient manufacturing and distribution facilities from our assessment of internal control over financial reporting as of December 31, 2015 because these locations were acquired from Kay Flo Industries, Inc. by the Company in an acquisition in the second quarter of 2015. The assets in the acquired locations represent approximately 8% of the Company's total assets as of December 31, 2015 and approximately 1% of the Company's total revenues for the year ended December 31, 2015.
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Andersons, Inc.

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kay Flo Industries, Inc., which was acquired on May 18, 2015 and whose financial statements constitute 8% and 1% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Kay Flo Industries, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 29, 2016

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 13, 2016 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2015, 2014 and 2013	126

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

	4.6	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428

	10.10	Management Performance Program. * (Incorporated by reference to Exhibit 10(a) to the Predecessor Partnership's Form 10-K dated December 31, 1990, File No. 2-55070).

	10.30	The Andersons, Inc. 2004 Employee Share Purchase Plan * (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

	10.26	Form of Stock Only Stock Appreciation Rights Agreement (Incorporated by reference from Form 10-Q filed May 10, 2007).

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

10.58	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 2013. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.59	Form of Performance Share Unit Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.60	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.61	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-K filed February 28, 2014).

10.62	Form of Performance Share Unit Agreement. (Incorporated by reference to Form 10-K filed March 2, 2015).

10.63	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-K filed March 2, 2015).

10.64	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-K filed March 2, 2015).

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

10.67
Agreement and Plan of Merger and Purchase Agreement Among The Shareholders of Auburn Bean and Grain Co. and The KMA Group LLC as Seller and The Andersons, Inc. as Buyer and TAI Acquisition Co. dated October 7, 2014. (Incorporated by reference to Form 8-K filed October 8, 2014).

10.68	Form of Performance Share Unit Agreement. (Incorporated by reference to Form 10-Q filed May 8, 2015).

10.69	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-Q filed May 8, 2015).

10.70	Form of Restricted Share Award - Cliff Vesting Agreement. (Incorporated by reference to Form 10-Q filed May 8, 2015).

10.71	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-Q filed May 8, 2015).

10.72	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe (Incorporated by reference to Form 8-K filed November 5, 2015)

2.1
Stock Purchase Agreement by and among The Andersons, Inc, the Shareholders of Kay Flo Industries, Inc, and is joined by Kay Flo Industries, Inc, Certain Subsidiaries of the Company Named Herein, and Raun D. Lohry in his capacity as Sellers' Representative. (Incorporated by reference to Form 8-K filed May 18, 2015).

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

16.1	Letter regarding change in certifying accountants. (Incorporated by reference to Form 8-K filed March 3, 2015)

21	Consolidated Subsidiaries of The Andersons, Inc (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.3	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.4	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

THE ANDERSONS, INC. (Registrant)

Date: February 29, 2016	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/29/2016	/s/ Ross W. Manire	Director	2/29/2016
Patrick E. Bowe	(Principal Executive Officer)		Ross W. Manire

/s/ John Granato	Chief Financial Officer	2/29/2016	/s/ Donald L. Mennel	Director	2/29/2016
John Granato	(Principal Financial Officer)		Donald L. Mennel

/s/ Anne G. Rex	Vice President, Corporate Controller	2/29/2016	/s/ Patrick S. Mullin	Director	2/29/2016
Anne G. Rex	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Michael J. Anderson	Chairman	2/29/2016	/s/ John T. Stout, Jr.	Director	2/29/2016
Michael J. Anderson			John T. Stout, Jr.

/s/ Gerard M. Anderson	Director	2/29/2016	/s/ Jacqueline F. Woods	Director	2/29/2016
Gerard M. Anderson			Jacqueline F. Woods

/s/ Catherine M. Kilbane	Director	2/29/2016	/s/ Robert J. King, Jr.	Director	2/29/2016
Catherine M. Kilbane			Robert J. King, Jr.

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - Year ended December 31,
2015	$4,644	$3,302	$—	$(1,008)	$6,938
2014	4,993	1,183	—	(1,532)	4,644
2013	4,883	1,187	—	(1,077)	4,993
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Registered Public Accounting Firm.

23.4	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.