Form 10-Q
period 2016-03-31
Andersons, Inc.
filed 2016-05-10
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.2 million common shares outstanding, no par value, at May 10, 2016.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,301	$63,750	$54,461
Restricted cash	718	451	685
Accounts receivable, net	207,740	170,912	209,928
Inventories (Note 2)	703,452	747,399	743,957
Commodity derivative assets – current (Note 5)	61,316	49,826	86,824
Deferred income taxes	—	6,772	12,878
Other current assets	76,575	90,412	65,017
Total current assets	1,096,102	1,129,522	1,173,750
Other assets:
Commodity derivative assets – noncurrent (Note 5)	371	412	243
Goodwill	63,934	63,934	72,365
Other intangible assets, net	117,023	120,240	76,557
Other assets, net	5,803	9,515	31,301
Equity method investments	236,083	242,107	222,082
	423,214	436,208	402,548
Rail Group assets leased to others, net (Note 3)	337,661	338,111	313,095
Property, plant and equipment, net (Note 3)	462,661	455,260	398,234
Total assets	$2,319,638	$2,359,101	$2,287,627

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2016	December 31, 2015	March 31, 2015
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$274,002	$16,990	$311,660
Trade and other payables	367,338	668,788	370,377
Customer prepayments and deferred revenue	100,384	66,762	130,254
Commodity derivative liabilities – current (Note 5)	33,394	37,387	55,401
Accrued expenses and other current liabilities	65,129	70,324	64,065
Current maturities of long-term debt (Note 4)	54,044	27,786	19,037
Total current liabilities	894,291	888,037	950,794
Other long-term liabilities	27,463	18,176	14,871
Commodity derivative liabilities – noncurrent (Note 5)	874	1,063	2,084
Employee benefit plan obligations	46,151	45,805	59,557
Long-term debt, less current maturities (Note 4)	402,360	436,208	323,258
Deferred income taxes	179,780	186,073	139,145
Total liabilities	1,550,919	1,575,362	1,489,709
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430, 29,353 and 29,430 shares issued at 3/31/16, 12/31/15 and 3/31/15, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	217,050	222,848	223,179
Treasury shares, at cost (1,185, 1,397 and 859 shares at 3/31/16, 12/31/15 and 3/31/15, respectively)	(44,774)	(52,902)	(32,551)
Accumulated other comprehensive loss	(18,327)	(20,939)	(58,130)
Retained earnings	596,115	615,151	644,530
Total shareholders’ equity of The Andersons, Inc.	750,160	764,254	777,124
Noncontrolling interests	18,559	19,485	20,794
Total equity	768,719	783,739	797,918
Total liabilities and equity	$2,319,638	$2,359,101	$2,287,627
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Sales and merchandising revenues	$887,879	$918,225
Cost of sales and merchandising revenues	820,124	834,912
Gross profit	67,755	83,313
Operating, administrative and general expenses	79,881	78,604
Interest expense	7,051	6,039
Other income (loss):
Equity in earnings (loss) of affiliates, net	(6,977)	3,261
Other income (loss), net	3,246	3,107
Income (loss) before income taxes	(22,908)	5,038
Income tax provision (benefit)	(7,286)	1,093
Net income (loss)	(15,622)	3,945
Net income (loss) attributable to the noncontrolling interests	(926)	(152)
Net income (loss) attributable to The Andersons, Inc.	$(14,696)	$4,097
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.52)	$0.14
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.52)	$0.14
Dividends declared	$0.155	$0.14
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2016	2015
Net income (loss)	$(15,622)	$3,945
Other comprehensive income (loss), net of tax:
Recognition of gain on sale of debt securities (net of income tax of $74 and $0)	(126)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(10) and $(236) - Note 8)	173	390
Foreign currency translation adjustments (net of income tax of $0 and $(613))	2,505	(3,983)
Cash flow hedge activity (net of income tax of $(35) and $(35))	60	58
Other comprehensive income (loss)	2,612	(3,535)
Comprehensive income (loss)	(13,010)	410
Comprehensive income (loss) attributable to the noncontrolling interests	(926)	(152)
Comprehensive income (loss) attributable to The Andersons, Inc.	$(12,084)	$562
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2016	2015
Operating Activities
Net income (loss)	$(15,622)	$3,945
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	20,902	17,523
Bad debt expense	424	188
Equity in earnings of affiliates, net of dividends	7,033	1,404
Gain on sale of investments	(685)	—
Gains on sales of Rail Group assets and related leases	(2,443)	(4,522)
Excess tax benefit from share-based payment arrangement	—	(224)
Deferred income taxes	(988)	(3,446)
Stock-based compensation expense	1,473	736
Other	(20)	890
Changes in operating assets and liabilities:
Accounts receivable	(37,474)	(28,366)
Inventories	43,947	51,698
Commodity derivatives	(15,630)	(3,696)
Other assets	1,526	(4,042)
Trade and other payables	(270,296)	(318,747)
Net cash provided by (used in) operating activities	(267,853)	(286,659)
Investing Activities
Purchases of Rail Group assets	(7,340)	(23,455)
Proceeds from sale of Rail Group assets	4,967	12,851
Purchases of property, plant and equipment	(12,305)	(6,742)
Proceeds from sale of property, plant and equipment	206	80
Proceeds from sale of investments	15,013	—
Investments in affiliates	(22)	—
Change in restricted cash	(269)	(256)
Net cash provided by (used in) investing activities	250	(17,522)
Financing Activities
Net change in short-term borrowings	258,000	308,500
Proceeds from issuance of long-term debt	76,908	30,799
Payments of long-term debt	(80,399)	(63,466)
Purchase of treasury stock	—	(27,783)
Proceeds from sale of treasury shares to employees and directors	1,275	403
Payments of debt issuance costs	(299)	(107)
Dividends paid	(4,338)	(4,059)
Excess tax benefit from share-based payment arrangement	—	224
Other	(993)	(573)
Net cash provided by (used in) financing activities	250,154	243,938
Decrease in cash and cash equivalents	(17,449)	(60,243)
Cash and cash equivalents at beginning of period	63,750	114,704
Cash and cash equivalents at end of period	$46,301	$54,461

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income					4,097	(152)	3,945
Other comprehensive loss				(3,535)			(3,535)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $216 (162 shares)		(4,051)	4,975				924
Purchase of Treasury Shares (631 shares)			(27,783)				(27,783)
Dividends declared ($0.14 per common share)					(3,985)		(3,985)
Shares Issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at March 31, 2015	$96	$223,179	$(32,551)	$(58,130)	$644,530	$20,794	$797,918

Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net loss					(14,696)	(926)	(15,622)
Other comprehensive income				2,612			2,612
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $417 (212 shares)		(5,798)	8,128				2,330
Dividends declared ($0.155 per common share)					(4,340)		(4,340)
Balance at March 31, 2016	$96	$217,050	$(44,774)	$(18,327)	$596,115	$18,559	$768,719
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
In the opinion of management, all adjustments consisting of normal and recurring items, considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated, have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.
The Condensed Consolidated Balance Sheet data at December 31, 2015 was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2015 has been included as the Company operates in several seasonal industries.
The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-10, Identifying Performance Obligations and Licensing. This standard is intended to clarify guidance under ASC 606 related to the definition of performance obligations and materiality considerations as well as revenue recognition questions around the licensing of intellectual property. The standard is effective for annual and interim periods beginning after December 15, 2017. The portions of this standard related to licensing are not applicable but the Company is currently assessing the method of adoption and the impact the remaining provisions in this standard will have on its Consolidated Financial Statements and disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Principal versus Agent Considerations. This standard is intended to clarify the process to determine whether a company should record certain revenue transactions on a gross or a net basis. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This standard is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with expanded disclosures around those items. This guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of this standard.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Balance Sheets.  Instead, companies will be required to classify all deferred tax assets and liabilities as non-current.  This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company has elected to early adopt ASU 2015-17 and this resulted in the presentation noted above on our Consolidated Balance Sheets as of March 31, 2016, and had no impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The Company elected to apply this change on a prospective basis only so no prior period balance sheets are impacted.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. This standard requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this standard.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provided guidance on determining whether a cloud computing arrangement contained a software license or if it should be treated as a services contract. The guidance was effective January 1, 2016 and the Company has elected to adopt the guidance prospectively. For future agreements that do not include a software license, the software costs will be treated as a service contract. This did not have a material impact on the Company's Consolidated Financial Statements and disclosures in the current period.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. The standard is effective for annual and interim periods beginning after December 15, 2015 and has been adopted in 2016 for current and previously reported periods. The impact is a reduction of other assets and long-term debt by approximately $4 million in the Company's Consolidated Balance Sheets as of March 31, 2016.

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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Grain	$450,414	$534,548	$470,216
Ethanol and by-products	11,895	8,576	9,940
Plant nutrients and cob products	207,109	172,815	229,551
Retail merchandise	27,792	24,510	27,311
Railcar repair parts	6,185	6,894	6,739
Other	57	56	200
	$703,452	$747,399	$743,957

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2016, December 31, 2015 and March 31, 2015 do not include 2.8 million, 3.4 million and 1.8 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Land	$30,138	$29,928	$23,380
Land improvements and leasehold improvements	77,531	77,191	73,651
Buildings and storage facilities	304,276	303,482	274,877
Machinery and equipment	377,879	375,028	340,109
Construction in progress	47,755	32,871	18,354
	837,579	818,500	730,371
Less: accumulated depreciation	374,918	363,240	332,137
	$462,661	$455,260	$398,234
Depreciation expense on property, plant and equipment was $12.1 million and $10.9 million for the three months ended March 31, 2016 and 2015, respectively. Capitalized software has been reclassified from property, plant, and equipment, and is now presented as a component of other intangible assets. Prior year balance sheets have been recast to conform with the current period presentation.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Rail Group assets leased to others	$436,948	$434,051	$402,509
Less: accumulated depreciation	99,287	95,940	89,414
	$337,661	$338,111	$313,095
Depreciation expense on Rail Group assets leased to others amounted to $4.6 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 5 in the Company’s 2015 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $873.7 million, including $23.7 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At March 31, 2016, the Company had a total of $538.6 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of March 31, 2016.
The Company’s short-term and long-term debt at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Short-term debt – recourse	$274,002	$16,990	$311,660
Total short-term debt	274,002	16,990	311,660
Current maturities of long-term debt – non-recourse	—	—	—
Current maturities of long-term debt – recourse	54,044	27,786	19,037
Total current maturities of long-term debt	54,044	27,786	19,037
Long-term debt, less current maturities – non-recourse	—	—	—
Long-term debt, less current maturities – recourse	402,360	436,208	323,258
Total long-term debt, less current maturities	$402,360	$436,208	$323,258

In the first quarter of 2016, the Company completed an agreement for $75.0 million in senior notes payable. The notes payable include $26.0 million with an interest rate of 4.1% due 2021, $24.0 million with an interest rate of 4.6% due 2023, and $25.0 million with an interest rate of 4.9% due 2026, subject to debt covenants similar to the Company's other borrowing arrangements.

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues. These amounts were previously classified in sales and merchandising revenues but were reclassified starting in the fourth quarter of 2015.

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
The following table presents at March 31, 2016, December 31, 2015 and March 31, 2015, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2016		December 31, 2015		March 31, 2015
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$27,498	$—	$3,008	$—	$39,521	$—
Fair value of derivatives	11,389	—	25,356	—	21,327	—
Balance at end of period	$38,887	$—	$28,364	$—	$60,848	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2016
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$46,999	$382	$1,219	$5	$48,605
Commodity derivative liabilities	(13,181)	(11)	(34,613)	(879)	(48,684)
Cash collateral	27,498	—	—	—	27,498
Balance sheet line item totals	$61,316	$371	$(33,394)	$(874)	$27,419

	December 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$51,647	$412	$371	$2	$52,432
Commodity derivative liabilities	(4,829)	—	(37,758)	(1,065)	(43,652)
Cash collateral	3,008	—	—	—	3,008
Balance sheet line item totals	$49,826	$412	$(37,387)	$(1,063)	$11,788

	March 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$60,071	$254	$1,615	$29	$61,969
Commodity derivative liabilities	(12,768)	(11)	(57,016)	(2,113)	(71,908)
Cash collateral	39,521	—	—	—	39,521
Balance sheet line item totals	$86,824	$243	$(55,401)	$(2,084)	$29,582

The gains (losses) included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(8,859)	$43,822
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	235,426	—	—	—
Soybeans	21,509	—	—	—
Wheat	12,654	—	—	—
Oats	32,136	—	—	—
Ethanol	—	149,374	—	—
Corn oil	—	—	3,850	—
Other	18	—	6,234	85
Subtotal	301,743	149,374	10,084	85
Exchange traded:
Corn	129,465	—	—	—
Soybeans	34,315	—	—	—
Wheat	20,950	—	—	—
Oats	3,225	—	—	—
Ethanol	—	1,470	—	—
Other	—	—	—	—
Subtotal	187,955	1,470	—	—
Total	489,698	150,844	10,084	85

	December 31, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	227,248	—	—	—
Soybeans	13,357	—	—	—
Wheat	13,710	—	—	—
Oats	15,019	—	—	—
Ethanol	—	138,660	—	—
Corn oil	—	—	11,532	—
Other	297	—	—	116
Subtotal	269,631	138,660	11,532	116
Exchange traded:
Corn	106,260	—	—	—
Soybeans	17,255	—	—	—
Wheat	28,135	—	—	—
Oats	3,480	—	—	—
Ethanol	—	840	—	—
Other	—	840	—	—
Subtotal	155,130	1,680	—	—
Total	424,761	140,340	11,532	116

	March 31, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	276,158	—	—	—
Soybeans	29,646	—	—	—
Wheat	13,232	—	—	—
Oats	29,883	—	—	—
Ethanol	—	197,961	—	—
Corn oil	—	—	5,651	—
Other	339	—	—	116
Subtotal	349,258	197,961	5,651	116
Exchange traded:
Corn	143,320	—	—	—
Soybeans	38,555	—	—	—
Wheat	26,675	—	—	—
Oats	6,390	—	—	—
Ethanol	—	26,334	—	—
Bean Oil	—	—	60,240	—
Other	—	—	—	10
Subtotal	214,940	26,334	60,240	10
Total	564,198	224,295	65,891	126

At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had recorded the following amounts for the fair value of the Company's interest rate derivates:

	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Interest rate contracts included in other long term liabilities	(4,618)	(3,133)	—
Total fair value of interest rate derivatives not designated as hedging instruments	$(4,618)	$(3,133)	$—
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	(96)	(191)	—
Total fair value of interest rate derivatives designated as hedging instruments	$(96)	$(191)	$—
The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Interest expense	$(1,600)	$—
The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At March 31, 2016, December 31, 2015 and March 31, 2015, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Foreign currency contracts included in short term assets	1,478	—	—
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$1,478	$—	$—
The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Foreign currency derivative gains included in Other income, net	$1,478	$—

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and post-retirement benefit plans maintained by the Company for the three months ended March 31, 2016 and 2015:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2016	2015
Service cost	$—	$55
Interest cost	48	1,209
Expected return on plan assets	—	(1,561)
Recognized net actuarial loss	36	370
Benefit cost	$84	$73

	Post-retirement Benefits
(in thousands)	Three months ended March 31,
	2016	2015
Service cost	$213	$240
Interest cost	405	406
Amortization of prior service cost	(89)	(136)
Recognized net actuarial loss	235	392
Benefit cost	$764	$902

7. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecast based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily due to the impact of state income taxes and to benefits related to the domestic production activities deduction.

For the three months ended March 31, 2016, the Company recorded an income tax benefit of $7.3 million at an effective tax rate of 31.8%, which varied from the U.S. Federal tax rate of 35% primarily due to a 1.9% tax benefit related to the domestic production activities deduction and a 1.7% tax benefit attributable to the accounting for the investment in a foreign affiliate. For the three months ended March 31, 2015, the Company recorded income tax expense of $1.1 million at an effective tax rate of 21.7%.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2015. During the three months ended March 31, 2016, the IRS completed its audit of the Company's 2011 and 2012 consolidated Federal income tax returns. The results of the examination will not have a material effect on the Company's 2016 effective tax rate.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2016 and 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	60	2,505	—	229	2,794
Amounts reclassified from accumulated other comprehensive loss	—	—	(126)	(56)	(182)
Net current-period other comprehensive income (loss)	60	2,505	(126)	173	2,612
Ending balance	$(51)	$(9,536)	$—	$(8,740)	$(18,327)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended March 31, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	58	(3,983)	—	475	(3,450)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)
Net current-period other comprehensive income (loss)	58	(3,983)	—	390	(3,535)
Ending balance	$(306)	$(8,692)	$126	$(49,258)	$(58,130)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
The following tables show the reclassification adjustments from accumulated other comprehensive loss to net income (loss) for the three months ended March 31, 2016 and 2015:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended March 31, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)
	(89)	Total before tax
	33	Income tax provision
	$(56)	Net of tax

Other items
Recognition of gain on sale of investment	$(200)
	(200)	Total before tax
	74	Income tax provision
	$(126)	Net of tax

Total reclassifications for the period	(182)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended March 31, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)
	(136)	Total before tax
	51	Income tax provision
	$(85)	Net of tax

Total reclassifications for the period	$(85)	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (see Note 6).

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

(in thousands, except per common share data)	Three months ended March 31,
	2016	2015
Net income (loss) attributable to The Andersons, Inc.	$(14,696)	$4,097
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	3	8
Earnings available to common shareholders	$(14,699)	$4,089
Earnings per share – basic:
Weighted average shares outstanding – basic	28,101	28,742
Earnings per common share – basic	$(0.52)	$0.14
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,101	28,742
Effect of dilutive awards	—	59
Weighted average shares outstanding – diluted	28,101	28,801
Earnings per common share – diluted	$(0.52)	$0.14
All outstanding share awards were antidilutive at March 31, 2016 as the Company experienced a net loss. There were no antidilutive stock-based awards outstanding at March 31, 2015.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016, December 31, 2015 and March 31, 2015:

(in thousands)	March 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$25,496	$—	$—	$25,496
Restricted cash	718	—	—	718
Commodity derivatives, net (a)	38,070	(10,651)	—	27,419
Provisionally priced contracts (b)	88,356	42,836	—	131,192
Convertible preferred securities (c)	—	—	775	775
Other assets and liabilities (d)	13,958	(4,828)	160	9,290
Total	$166,598	$27,357	$935	$194,890

(in thousands)	December 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,931	$—	$—	$26,931
Restricted cash	450	—	—	450
Commodity derivatives, net (a)	26,890	(15,101)	—	11,789
Provisionally priced contracts (b)	(133,842)	(103,148)	—	(236,990)
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	8,635	(3,324)	350	5,661
Total	$(70,936)	$(121,573)	$13,900	$(178,609)

(in thousands)	March 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,491	$—	$—	$1,491
Restricted cash	685	—	—	685
Commodity derivatives, net (a)	60,796	(31,214)	—	29,582
Provisionally priced contracts (b)	55,141	59,981	—	115,122
Convertible preferred securities (c)	—	—	13,300	13,300
Other assets and liabilities (d)	11,583	(3,517)	—	8,066
Total	$129,696	$25,250	$13,300	$168,246

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(d)
Included in other assets and liabilities are deferred compensation assets, ethanol risk management contracts, and foreign exchange derivative contracts (Level 1), interest rate derivatives (Level 2), and contingent consideration to the former owners of Kay Flo Industries, Inc (Level 3).

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

The Company’s stake in the Iowa Northern Railway Company ("IANR") was redeemed in the first quarter of 2016. The remaining convertible preferred securities are an interest in an early-stage enterprise in the form of debt securities with the possibility of conversion to equity under certain circumstances.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2016	2015	2016	2015
	Contingent Consideration	Contingent Consideration	Convertible Securities	Convertible Securities
Asset (liability) at January 1,	$(350)	$—	$13,550	$13,300
Gains (losses) included in earnings	190	—	710	—
Sales proceeds	—	—	(13,485)	—
Unrealized gains (losses) included in other comprehensive income	—	—	—	—
Asset at March 31,	$(160)	$—	$775	$13,300

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2016, December 31, 2015 and March 31, 2015:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$775	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of December 31, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.6
		Income Approach	Discount Rate	14.5%

Convertible Notes	$750	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of March 31, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	6.61
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Fair value of long-term debt, including current maturities	$472,997	$467,703	$350,684
Fair value in excess of carrying value	12,577	3,708	8,390
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
On December 4, 2015, Lansing Trade Group, LLC ("LTG") agreed to the sale of equity to New Hope Liuhe Investment (USA), Inc., a U.S. subsidiary of the Chinese company, New Hope Liuhe Co. Ltd. New Hope paid cash for a 20 percent equity interest in LTG. The impact of this transaction to the Company was a reduction in total ownership share of LTG from approximately 38.5 percent to 31.0 percent which includes dilution from newly issued shares as well as a redemption of shares that occurred on a pro rata basis between the Company and the other existing owners of LTG. The Company recognized a total gain of $23.1 million on these transactions. Cash of $8.2 million was received of which $1.3 million was a return of capital and $6.7 million was a return on capital. The remainder was a book gain on cash received in excess of basis in the shares redeemed.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
The Andersons Albion Ethanol LLC	$32,483	$32,871	$28,726
The Andersons Clymers Ethanol LLC	28,199	29,278	36,063
The Andersons Marathon Ethanol LLC	29,446	31,255	31,869
Lansing Trade Group, LLC	98,763	101,531	78,594
Thompsons Limited (a)	45,479	43,964	44,224
Other	1,713	3,208	2,606
Total	$236,083	$242,107	$222,082
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
The following table summarizes income earned from the Company’s equity method investments by entity:

	% ownership at March 31, 2016	Three months ended March 31,
(in thousands)		2016	2015
The Andersons Albion Ethanol LLC	55%	$(322)	$1,091
The Andersons Clymers Ethanol LLC	38%	(1,079)	288
The Andersons Marathon Ethanol LLC	50%	(1,809)	333
Lansing Trade Group, LLC	32% (a)	(2,767)	2,410
Thompsons Limited (b)	50%	(1,000)	(861)
Other	5%-34%	—	—
Total		$(6,977)	$3,261
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.8%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $0.1 million and $4.6 million three months ended March 31, 2016 and March 31, 2015, respectively.

In the first quarter of 2015, LTG and The Andersons Albion Ethanol LLC qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three months ended March 31, 2016 and 2015:

(in thousands)	Three months ended March 31,
	2016	2015
Sales	$1,462,213	$1,699,063
Gross profit	23,364	47,659
Income (loss) from continuing operations	(8,377)	10,586
Net income (loss)	(8,407)	9,345
Net income (loss) attributable to companies	(8,006)	8,343

Investment in Debt Securities
The Company previously owned 100% of the cumulative convertible preferred shares of Iowa Northern Railway Company (“IANR”), which operates a short-line railroad in Iowa. In the first quarter of 2016, these shares were redeemed and the Company no longer has an ownership stake with this entity. See Footnote 10 for additional information on the effects of this transaction.
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2016	2015
Sales revenues	$194,838	$149,472
Service fee revenues (a)	4,636	4,925
Purchases of product	101,953	102,795
Lease income (b)	2,037	1,663
Labor and benefits reimbursement (c)	3,898	3,032
Other expenses (d)	149	338

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Accounts receivable (e)	$19,066	$13,362	$13,507
Accounts payable (f)	16,124	13,784	12,911

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended March 31, 2016 and 2015, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $87.6 million and $101.8 million, respectively. For the three months ended March 31, 2016 and 2015, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $118.5 million and $96.7 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of March 31, 2016, December 31, 2015 and March 31, 2015 was $2.3 million, $2.3 million and $2.4 million, respectively. The fair value of derivative contract liabilities with related parties as of March 31, 2016, December 31, 2015 and March 31, 2015 was $0.4 million, $0.3 million and $0.3 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a specialty food market, a distribution center and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level costs not attributed to an operating segment.
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

	Three months ended March 31,
(in thousands)	2016	2015
Revenues from external customers
Grain	$538,814	$558,676
Ethanol	114,693	132,801
Plant Nutrient	166,991	153,951
Rail	39,609	44,216
Retail	27,772	28,581
Total	$887,879	$918,225

	Three months ended March 31,
(in thousands)	2016	2015
Inter-segment sales
Grain	$1,451	$1,689
Plant Nutrient	247	317
Rail	379	181
Total	$2,077	$2,187

	Three months ended March 31,
(in thousands)	2016	2015
Income (loss) before income taxes
Grain	$(17,405)	$743
Ethanol	(2,680)	5,280
Plant Nutrient	1,704	424
Rail	9,375	10,313
Retail	(2,076)	(2,183)
Other	(10,900)	(9,387)
Noncontrolling interests	(926)	(152)
Total	$(22,908)	$5,038

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Identifiable assets
Grain	$948,802	$1,010,810	$1,022,753
Ethanol	177,987	183,080	200,095
Plant Nutrient	591,639	531,753	496,906
Rail	380,347	405,702	381,909
Retail	46,653	44,135	47,413
Other	174,210	183,621	138,551
Total	$2,319,638	$2,359,101	$2,287,627

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
The estimated range of loss for all outstanding claims that are considered reasonably possible is not material.
Build-to-Suit Lease
In August, 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters. Construction is expected to be completed in the third quarter of 2016. Since the Company is deemed to be the owner of this facility for accounting purposes during the construction period, we have recognized an asset and a corresponding financing obligation.
As of March 31, 2016, we have recorded a build-to-suit financing obligation of $10.0 million in other long-term liabilities and $0.9 million in other current liabilities.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
(in thousands)	2016	2015
Noncash investing and financing activity
Capital projects incurred but not yet paid	$7,305	$3,710
Purchase of a productive asset through seller-financing	—	1,010
Shares issued for acquisition of business	—	4,303
Dividends declared not yet paid	4,341	3,985

15. Business Acquisitions

There were no business acquisitions completed in the first quarter of 2016.

Prior Year Business Acquisitions

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

The total fair value of consideration for the acquisitions was $129.4 million, including working capital and $0.4 million in estimated fair value of the contingent consideration arrangement. The Company has funded this transaction with long-term debt, short-term debt, and cash on hand. The debt has been drawn from the Company's existing line of credit.

The purchase price allocation was finalized as of December 31, 2015 and is summarized below:

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
*weighted average number of years

16. Subsequent Events

On April 5, 2016 the Company's Board of Directors approved the sale of eight grain and agronomy locations in Iowa to MaxYield Cooperative of West Bend, Iowa. The Andersons acquired these locations as a part of its 2012 acquisition from Green Plains Grain Company. The Tennessee assets acquired during that same transaction will remain a part of the Company.

This transaction closed on May 2, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. You are urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2015 Form 10-K, have not materially changed through the first quarter of 2016.
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
Grain Group
The Grain Group's performance in the first quarter reflects significantly reduced performance in its core grain assets, as well as lower returns from affiliates. The decline in results is attributable to reductions in margin per bushel, as well as limited opportunities for space income on corn and wheat. Low price volatility in the first quarter, coupled with adequate on-farm storage and compressed margins for end users of grain products, also reduced the incentive for farmers to move their grain during the quarter.
Grain inventories on hand at March 31, 2016 were 104.2 million bushels, of which 2.8 million bushels were stored for others. This compares to 101.6 million bushels on hand at March 31, 2015, of which 1.8 million bushels were stored for others. Total grain storage capacity was approximately 161 million bushels at March 31, 2016 compared to 162 million bushels at March 31, 2015.
The outlook for the Grain Group remains cautious as the industry builds inventories back from lower storage utilization rates which we have seen in the past few years. Additionally, the unfavorable fundamentals in the Eastern Corn Belt due to the poor harvest in 2015 continue to put pressure on our assets due to our concentration in that region.
Ethanol Group
The Ethanol Group's first quarter results reflect lower margins, which is driven by lower ethanol prices, partly offset by a decrease in natural gas prices with corn input prices remaining relatively flat. First quarter margins on sales of ethanol were lower than the prior year resulting in an operating loss for the quarter. Driving demand remains strong which supports high sales volumes, however pressure from unleaded prices as well as high levels of production maintained pressure on margins. In addition to lower prices on the finished product side, regional weather challenges adversely impacted the corn crop in 2015 leading to a continued increase in average feedstock costs at several of our facilities.  This will continue to put pressure on profitability at these locations until a new harvest normalizes this regional price variation in the second half of the year.
Ethanol volumes shipped for the three months ended March 31, 2016 and 2015 were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Ethanol (gallons shipped)	73,783	75,524
E-85 (gallons shipped)	6,320	5,559
Corn Oil (pounds shipped)	3,614	3,368
DDG (tons shipped) *	40	41
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's results reflect higher volumes in our agricultural nutrient businesses due to the second quarter 2015 acquisition of Kay Flo Industries, Inc. offset by higher overhead costs and decreases in our retail farm center operations. Sales volumes and margins of lawn products increased significantly compared to the prior year.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 508 thousand tons for dry nutrients and approximately 572 thousand tons for liquid nutrients at March 31, 2016 and approximately 508 thousand tons for dry nutrients and approximately 444 thousand tons for liquid nutrients at March 31, 2015. The increase in our storage capacity is a result of the three additional liquid fertilizer facilities acquired as part of Kay Flo Industries, Inc in the second quarter of 2015.
Fertilizer tons shipped (including sales and service tons) for the three months ended March 31, 2016 and 2015 were as follows:

(in thousands)	Three months ended March 31,
	2016	2015
Sales tons	397	334
Service tons	44	41
Total tons	441	375
Rail Group
The Rail Group maintained strong utilization rates and flat lease rates per car in the first quarter of 2016. Railcars, locomotives, and barges under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2016 were 22,991 compared to 22,879 at March 31, 2015. The average utilization rate (railcars and locomotives under management that are in lease services, exclusive of railcars managed for third party investors) has decreased to 91.5% from 91.8% for the three months ended March 31, 2016 and 2015, respectively.
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
Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this segment include expenses and benefits not allocated to the operating segments, including a portion of our ERP project.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 12. Segment Information.

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$887,879	$918,225
Cost of sales and merchandising revenues	820,124	834,912
Gross profit	67,755	83,313
Operating, administrative and general expenses	79,881	78,604
Interest expense	7,051	6,039
Equity in earnings (loss) of affiliates, net	(6,977)	3,261
Other income, net	3,246	3,107
Income (loss) before income taxes	(22,908)	5,038
Loss attributable to noncontrolling interests	(926)	(152)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(21,982)	$5,190
Comparison of the three months ended March 31, 2016 with the three months ended March 31, 2015:
Grain Group

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$538,814	$558,676
Cost of sales and merchandising revenues	522,614	528,951
Gross profit	16,200	29,725
Operating, administrative and general expenses	28,022	28,961
Interest expense	2,487	2,406
Equity in earnings (loss) of affiliates, net	(3,767)	1,549
Other income, net	668	833
Income (loss) before income taxes	(17,408)	740
Loss attributable to noncontrolling interest	(3)	(3)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(17,405)	$743

Operating results for the Grain Group have decreased $18.1 million compared to the results of the same period last year. Sales and merchandising revenues decreased $19.9 million. This was partially offset by a decrease of cost of sales and merchandising revenues of $6.3 million for a net unfavorable gross profit impact of $13.5 million. This decrease was driven by significantly lower margins on bushels sold as well as limited opportunities for storage income and basis appreciation. The impact of risk management positions and blending income were minimal compared to prior year.

Operating, administrative and general expenses showed a modest decrease of $0.9 million compared to the same period in 2015.

Equity in earnings of affiliates decreased $5.3 million compared to the same period in 2015. This was primarily driven by reduced performance of $5.2 million at Lansing Trade Group.

Ethanol Group

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$114,693	$132,801
Cost of sales and merchandising revenues	112,357	126,515
Gross profit	2,336	6,286
Operating, administrative and general expenses	2,748	2,892
Interest expense	11	17
Equity in earnings (loss) of affiliates, net	(3,210)	1,712
Other income, net	30	42
Income (loss) before income taxes	(3,603)	5,131
Loss attributable to noncontrolling interests	(923)	(149)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(2,680)	$5,280

Operating results for the Ethanol Group decreased $8.0 million over the results of the same period last year. Sales and merchandising revenues decreased $18.1 million, almost entirely related to ethanol sales. Ethanol gallons sold decreased 2 percent and the average price of ethanol decreased 15 percent. The $14.2 million decrease in cost of sales is due to the lower volumes noted above as well as lower input costs on natural gas.

Equity in earnings of affiliates decreased $4.9 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by significantly lower ethanol margins and pricing pressure on ethanol byproducts compared to the prior year.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$166,991	$153,951
Cost of sales and merchandising revenues	140,302	131,985
Gross profit	26,689	21,966
Operating, administrative and general expenses	23,882	21,217
Interest expense	1,898	1,360
Other income, net	795	1,035
Income before income taxes	$1,704	$424

Operating results for the Plant Nutrient Group increased $1.3 million from the same period last year. Sales and merchandising revenues increased $13.0 million primarily due to the new facilities acquired from Kay Flo Industries, Inc in 2015 as well as the integration of acquired product lines into legacy facilities and increases in legacy base nutrient sales volumes. This was partly offset by a 9 percent decrease in average price per fertilizer ton sold. The increase in cost of sales and merchandising revenues follows the additional sales volumes noted above. Additionally, there was an increase in the proportion of sales attributable to higher margin professional lawn and turf products that had a positive impact on gross margins. The total impact of the volume increases and margin expansion to gross profit was $4.7 million.

Operating, administrative, and general expenses increased $2.7 million due to additional costs from the acquisition of Kay Flo Industries, Inc in 2015.

Rail Group

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$39,609	$44,216
Cost of sales and merchandising revenues	25,049	26,894
Gross profit	14,560	17,322
Operating, administrative and general expenses	4,871	6,319
Interest expense	1,691	1,529
Other income, net	1,377	839
Income before income taxes	$9,375	$10,313

Operating results for the Rail Group decreased $0.9 million from the same period last year. Sales and merchandising revenues decreased $4.6 million. Revenue from car sales decreased $7.2 million, leasing revenues increased $0.8 million, and repair and other revenues increased $1.8 million. Cost of sales and merchandising revenues decreased $1.8 million compared to the same period last year primarily as a result of lower car sales volume. Gross profit decreased by $2.8 million compared to last year. This was largely driven by a $2.1 million reduction in gross profit on car sales as that activity was down from the prior year. Other income for 2016 included a gain of $0.7 million on the redemption of our investment in Iowa Northern Railway Company.
Retail Group

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$27,772	$28,581
Cost of sales and merchandising revenues	19,802	20,567
Gross profit	7,970	8,014
Operating, administrative and general expenses	9,989	10,169
Interest expense	146	125
Other income, net	89	97
Loss before income taxes	$(2,076)	$(2,183)

Operating results for the Retail Group improved slightly from the same period last year, with a 2% decrease in customer count offset by a 1% increase in gross margin and effective cost controls.
Other

	Three months ended March 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	10,369	9,046
Interest expense	818	602
Other income, net	287	261
Loss before income taxes	$(10,900)	$(9,387)

The other operating loss not allocated to business segments increased $1.5 million compared to the same period in the prior year. The majority of the change was a $2.5 million increase in severance charges offset by reductions in unallocated employee benefit costs and corporate incentive compensation.

Income Taxes

An income tax benefit of $7.3 million was provided at 31.8%. In the first quarter of 2015, income tax expense of $1.1 million was provided at 21.7%. The lower 2015 effective tax rate is primarily due to benefits attributable to the accounting for the investment in a foreign affiliate.

The Company anticipates that its 2016 effective annual rate will be approximately 33%. The Company’s actual 2015 effective tax rate was a benefit of 2.1%. The lower befefit rate in 2015 relative to our losses before income taxes was primarily due to the impact of the 2015 write-off of goodwill that did not provide a corresponding tax benefit.

Liquidity and Capital Resources
Working Capital
At March 31, 2016, we had working capital of $201.8 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2016	March 31, 2015	Variance
Current Assets:
Cash and cash equivalents	$46,301	$54,461	$(8,160)
Restricted cash	718	685	33
Accounts receivable, net	207,740	209,928	(2,188)
Inventories	703,452	743,957	(40,505)
Commodity derivative assets – current	61,316	86,824	(25,508)
Deferred income taxes	—	12,878	(12,878)
Other current assets	76,575	65,017	11,558
Total current assets	1,096,102	1,173,750	(77,648)
Current Liabilities:
Short-term debt	274,002	311,660	(37,658)
Trade and other payables	367,338	370,377	(3,039)
Customer prepayments and deferred revenue	100,384	130,254	(29,870)
Commodity derivative liabilities – current	33,394	55,401	(22,007)
Accrued expenses and other current liabilities	65,129	64,065	1,064
Current maturities of long-term debt	54,044	19,037	35,007
Total current liabilities	894,291	950,794	(56,503)
Working Capital	$201,811	$222,956	$(21,145)
In comparison to March 31, 2015, current assets decreased primarily due to lower commodity prices reducing the carrying value of inventories and commodity derivative assets as well as the reclassification of deferred tax assets as noncurrent as noted in Footnote 1.
Current liabilities decreased primarily for similar reasons. Less short-term financing is required to carry grain and fertilizer inventory at lower commodity prices and the prepaid deposits on fertilizer purchases as of March 31, 2016 reflect this same change in pricing. Offsetting these declines was an increase in current maturities of long-term debt as additional notes become due in the next 12 months.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $267.9 million and $286.7 million in the first three months of 2016 and 2015, respectively. The cash used year to date is primarily a result of net losses incurred as well as the fact that use of cash is typically high in the first quarter as the Company prepares for the spring planting season. Additionally, cash distributions from unconsolidated equity method investments were minimal.
Investing Activities
Investing activities provided cash of $0.3 million through the first three months of 2016, compared to using cash of $17.5 million of cash in the prior year. The decrease in cash used is due primarily to a reduction of $16.1 million in railcar acquisitions and proceeds from sale of investments of $15.0 million. This was offset by a $7.9 million decrease in proceeds from railcar sales and a $5.6 million increase in purchases of other property, plant, and equipment. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group asset market.
In 2016, we expect to spend a total of $142.0 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $118.0 million during the year. Through March 31, 2016, we invested $7.3 million in the purchase of additional railcars, which is partially offset by proceeds from sales of railcars of $5.0 million. Through March 31, 2015, we invested $23.5 million in the purchase of additional railcars, which was partly offset by proceeds from sales of $12.9 million.

Additionally, total capital spending for 2016 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending and the construction of a new corporate headquarters building is expected to be approximately $110.9 million.
Financing Activities
Financing activities provided cash of $250.2 million and $243.9 million for the three months ended March 31, 2016 and 2015, respectively. Short term borrowings decreased which was offset by a larger issuance of private placement debt compared to the prior year. We are party to borrowing arrangements with a syndicate of banks that provides a total of $873.7 million in borrowings, which includes $23.7 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $538.6 million remaining available for borrowing at March 31, 2016. Peak short-term borrowings to date were $412.0 million on January 6, 2016. Typically, our highest borrowing occurs in the Spring due to seasonal inventory requirements in our fertilizer and grain businesses. In addition to increased short-term borrowings, proceeds from long-term debt of $76.9 million were received, which was offset by $80.4 million of long-term debt reductions.

We paid $4.3 million in dividends in the first three months of 2016 compared to $4.1 million in the prior year. We paid $0.155 per common share for the dividend paid in January, 2016, and $0.14 per common share for the dividend paid in January, 2015. On February 26, 2016, we declared a cash dividend of $0.155 per common share payable on April 22, 2016 to shareholders of record on April 1, 2016.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2016. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at March 31, 2016:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	26
Owned-railcar assets leased to others	On balance sheet – non-current	16,076
Railcars leased from financial intermediaries	Off balance sheet	4,138
Railcars – non-recourse arrangements	Off balance sheet	2,669
Total Railcars		22,909
Locomotive assets leased to others	On balance sheet – non-current	38
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		42
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	40
Total Barges		40
In addition, we manage 414 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2016.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings
We are currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counter claims. We accrue liabilities where litigation losses are deemed probable and estimable. We believe it is unlikely that the results of our current legal proceedings, even if unfavorable, will be materially different from what we currently have accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
Subsequent to March 31, 2016, the Company became aware of potential irregularities at a limited number of its grain facilities regarding the quality procedures with respect to certain outbound rail shipments.  An internal investigation has commenced. Management does not believe that the irregularities, if proven to have occurred, will have a material impact on the Company’s statement of operations, cash flows or financial position.

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The most significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2015 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales or repurchases of shares have occurred in 2016.

Item 5. Other Information

On March 1, 2016, we granted restricted shares ("RSAs") to our officers, directors, and other members of management and EPS-based performance share units ("PSUs-EPS") at $27.54 and TSR-based performance share units ("PSUs-TSR") at $26.43 to our officers and other members of management. Michael J. Anderson and Harold M. Reed were not eligible for any new share grants in 2016.

	RSAs	PSUs-EPS^	PSUs-TSR^
Patrick E. Bowe	37,300	37,300	37,300
Michael J. Anderson	—	—	—
John J. Granato	6,658	6,658	6,658
Harold M. Reed	—	—	—
Rasesh H. Shah	3,917	3,916	3,916
Neill C. McKinstray	5,327	5,326	5,326
Executive group in total*	94,487	73,970	73,970
Non-executive director group	22,384	—	—
Non-executive officer employee group	55,758	55,744	55,744
* Includes one-time grants of restricted shares to incoming executive officers.
^ Maximum amount that may be earned, equal to 200% of the target amount

Item 6. Exhibits
(a) Exhibits

No.	Description

10.73	Form of Performance Share Unit Agreement - Total Shareholder Return

10.74	Form of Performance Share Unit Agreement - Earnings Per Share

10.75	Form of Restricted Share Award

10.76	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 10, 2016	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.73	Form of Performance Share Unit Agreement - Total Shareholder Return

10.74	Form of Performance Share Unit Agreement - Earnings Per Share

10.75	Form of Restricted Share Award

10.76	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.