Form 10-Q
period 2016-06-30
Andersons, Inc.
filed 2016-08-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.2 million common shares outstanding, no par value, at August 4, 2016.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$31,383	$63,750	$40,773
Restricted cash	987	451	941
Accounts receivable, net	212,588	170,912	238,601
Inventories (Note 2)	486,236	747,399	508,408
Commodity derivative assets – current (Note 5)	115,924	49,826	39,860
Deferred income taxes	—	6,772	6,069
Other current assets	48,754	90,412	44,765
Total current assets	895,872	1,129,522	879,417
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,934	412	2,990
Goodwill	63,934	63,934	117,859
Other intangible assets, net	113,245	120,240	126,443
Other assets, net	6,549	9,515	33,370
Equity method investments	238,478	242,107	224,380
	424,140	436,208	505,042
Rail Group assets leased to others, net (Note 3)	340,136	338,111	330,832
Property, plant and equipment, net (Note 3)	447,267	455,260	437,074
Total assets	$2,107,415	$2,359,101	$2,152,365

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2016	December 31, 2015	June 30, 2015
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$179,404	$16,990	$141,250
Trade and other payables	302,413	668,788	358,190
Customer prepayments and deferred revenue	18,252	66,762	25,927
Commodity derivative liabilities – current (Note 5)	43,183	37,387	42,622
Accrued expenses and other current liabilities	71,169	70,324	72,034
Current maturities of long-term debt (Note 4)	53,720	27,786	27,188
Total current liabilities	668,141	888,037	667,211
Other long-term liabilities	30,430	18,176	14,934
Commodity derivative liabilities – noncurrent (Note 5)	2,182	1,063	2,177
Employee benefit plan obligations	44,902	45,805	57,686
Long-term debt, less current maturities (Note 4)	398,746	436,208	417,279
Deferred income taxes	179,911	186,073	171,163
Total liabilities	1,324,312	1,575,362	1,330,450
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430, 29,353 and 29,430 shares issued at 6/30/16, 12/31/15 and 6/30/15, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	219,489	222,848	223,802
Treasury shares, at cost (1,190, 1,397 and 1,014 shares at 6/30/16, 12/31/15 and 6/30/15, respectively)	(44,970)	(52,902)	(38,880)
Accumulated other comprehensive loss	(17,094)	(20,939)	(55,159)
Retained earnings	606,177	615,151	671,655
Total shareholders’ equity of The Andersons, Inc.	763,698	764,254	801,514
Noncontrolling interests	19,405	19,485	20,401
Total equity	783,103	783,739	821,915
Total liabilities and equity	$2,107,415	$2,359,101	$2,152,365
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales and merchandising revenues	$1,064,244	$1,187,704	$1,952,123	$2,105,929
Cost of sales and merchandising revenues	967,202	1,079,531	1,787,326	1,914,445
Gross profit	97,042	108,173	164,797	191,484
Operating, administrative and general expenses	75,405	83,743	155,286	162,346
Interest expense	6,554	4,025	13,605	10,063
Other income (loss):
Equity in earnings (loss) of affiliates, net	2,344	16,190	(4,633)	19,450
Other income (loss), net	5,682	13,772	8,928	16,880
Income (loss) before income taxes	23,109	50,367	201	55,405
Income tax provision (benefit)	7,668	17,969	382	19,061
Net income (loss)	15,441	32,398	(181)	36,344
Net income (loss) attributable to the noncontrolling interests	1,018	1,306	92	1,155
Net income (loss) attributable to The Andersons, Inc.	$14,423	$31,092	$(273)	$35,189
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.51	$1.09	$(0.01)	$1.23
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.51	$1.09	$(0.01)	$1.23
Dividends declared	$0.155	$0.14	$0.31	$0.28
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$15,441	$32,398	$(181)	$36,344
Other comprehensive income (loss), net of tax:
Recognition of gain on sale of debt securities (net of income tax of $0, $0, $74 and $0)	—	—	(126)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $653, $1,289, $663 and $1,525 - Note 8)	1,121	2,128	1,294	2,518
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $(613))	52	779	2,557	(3,204)
Cash flow hedge activity (net of income tax of $36, $39, $72 and $74)	60	64	120	122
Other comprehensive income (loss)	1,233	2,971	3,845	(564)
Comprehensive income (loss)	16,674	35,369	3,664	35,780
Comprehensive income (loss) attributable to the noncontrolling interests	1,018	1,306	92	1,155
Comprehensive income (loss) attributable to The Andersons, Inc.	$15,656	$34,063	$3,572	$34,625
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2016	2015
Operating Activities
Net income (loss)	$(181)	$36,344
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	41,379	36,596
Bad debt expense	491	484
Equity in losses (earnings) of affiliates, net of dividends	7,181	(1,980)
Gain on sale of investments	(685)	—
Gains on sales of Rail Group assets and related leases	(4,725)	(9,213)
Excess tax benefit from share-based payment arrangement	—	(1,299)
Deferred income taxes	(1,601)	10,736
Stock-based compensation expense	3,696	1,988
Other	234	833
Changes in operating assets and liabilities:
Accounts receivable	(43,650)	(42,209)
Inventories	224,368	312,341
Commodity derivatives	(60,443)	27,835
Other assets	35,612	17,173
Trade and other payables	(396,037)	(449,027)
Net cash provided by (used in) operating activities	(194,361)	(59,398)
Investing Activities
Acquisition of business, net of cash acquired	—	(124,328)
Purchases of Rail Group assets	(27,504)	(53,756)
Proceeds from sale of Rail Group assets	10,397	26,355
Purchases of property, plant and equipment	(34,443)	(28,214)
Proceeds from sale of property, plant and equipment	173	453
Proceeds from sale of investments	15,013	1,866
Proceeds from sale of facilities	54,330	—
Purchase of Investments	(2,523)	—
Change in restricted cash	(538)	(513)
Net cash provided by (used in) investing activities	14,905	(178,137)
Financing Activities
Net change in short-term borrowings	164,000	138,000
Proceeds from issuance of long-term debt	77,564	151,608
Payments of long-term debt	(85,177)	(82,014)
Purchase of treasury stock	—	(34,160)
Distributions to noncontrolling interest owner	—	(1,700)
Proceeds from sale of treasury shares to employees and directors	1,282	426
Payments of debt issuance costs	(309)	(271)
Dividends paid	(8,679)	(8,044)
Excess tax benefit from share-based payment arrangement	—	1,299
Other	(1,592)	(1,540)
Net cash provided by (used in) financing activities	147,089	163,604
Decrease in cash and cash equivalents	(32,367)	(73,931)
Cash and cash equivalents at beginning of period	63,750	114,704
Cash and cash equivalents at end of period	$31,383	$40,773

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income					35,189	1,155	36,344
Other comprehensive loss				(564)			(564)
Cash distributions to noncontrolling interest						(1,700)	(1,700)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (163 shares)		(3,428)	5,023				1,595
Purchase of Treasury Shares (786 shares)			(34,160)				(34,160)
Dividends declared ($0.28 per common share)					(7,952)		(7,952)
Shares Issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at June 30, 2015	$96	$223,802	$(38,880)	$(55,159)	$671,655	$20,401	$821,915

Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net loss					(273)	92	(181)
Other comprehensive income				3,845			3,845
Other change in noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $424 (207 shares)		(3,379)	7,932				4,553
Dividends declared ($0.155 per common share)					(8,681)		(8,681)
Restricted share award dividend equivalents		$20			$(20)		—
Balance at June 30, 2016	$96	$219,489	$(44,970)	$(17,094)	$606,177	$19,405	$783,103
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
The Condensed Consolidated Balance Sheet data at December 31, 2015 was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2015 has been included as the Company operates in several seasonal industries.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Grain	$348,757	$534,548	$327,480
Ethanol and by-products	15,298	8,576	12,802
Plant nutrients and cob products	91,227	172,815	136,472
Retail merchandise	25,161	24,510	25,415
Railcar repair parts	5,793	6,894	6,050
Other	—	56	189
	$486,236	$747,399	$508,408

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2016, December 31, 2015 and June 30, 2015 do not include 4.0 million, 3.4 million and 1.2 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Land	$28,472	$29,928	$29,902
Land improvements and leasehold improvements	77,849	77,191	75,822
Buildings and storage facilities	290,528	303,482	296,035
Machinery and equipment	374,107	375,028	356,759
Construction in progress	51,672	32,871	21,803
	822,628	818,500	780,321
Less: accumulated depreciation	375,361	363,240	343,247
	$447,267	$455,260	$437,074
Depreciation expense on property, plant and equipment was $23.8 million and $22.3 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, Depreciation expense on property, plant and equipment was $11.6 million and $11.4 million for the three months ended June 30, 2016 and 2015, respectively. Capitalized software has been reclassified from property, plant, and equipment, and is now presented as a component of other intangible assets. Prior year balance sheets have been recast to conform with the current period presentation.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Rail Group assets leased to others	$442,239	$434,051	$422,810
Less: accumulated depreciation	102,103	95,940	91,978
	$340,136	$338,111	$330,832
Depreciation expense on Rail Group assets leased to others amounted to $9.3 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, Depreciation expense on Rail Group assets leased to others amounted to $4.7 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 5 in the Company’s 2015 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $872.5 million, including $22.5 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At June 30, 2016, the Company had a total of $630.9 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of June 30, 2016.
The Company’s short-term and long-term debt at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt – Recourse	$179,404	16,990	141,250
Total Short-term Debt	179,404	16,990	141,250

Current Maturities of Long-term Debt – Non-Recourse	—	—	—
Current Maturities of Long-term Debt – Recourse	53,720	27,786	27,188
Total Current Maturities of Long-term Debt	53,720	27,786	27,188

Long-term Debt, Less: Current Maturities – Non-Recourse	—	—	—
Long-term Debt, Less: Current Maturities – Recourse	398,746	436,208	417,279
Total Long-term Debt, Less: Current Maturities	$398,746	$436,208	$417,279

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
The following table presents at June 30, 2016, December 31, 2015 and June 30, 2015, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2016		December 31, 2015		June 30, 2015
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$38,252	$(480)	$3,008	$—	$—	$49,007
Fair value of derivatives	13,491	1,480	25,356	—	—	(58,195)
Balance at end of period	$51,743	$1,000	$28,364	$—	$—	$(9,188)

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2016
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$134,504	$2,095	$5,925	$84	$142,608
Commodity derivative liabilities	(56,832)	(161)	(48,628)	(2,266)	(107,887)
Cash collateral	38,252	—	(480)	—	37,772
Balance sheet line item totals	$115,924	$1,934	$(43,183)	$(2,182)	$72,493

	December 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$51,647	$412	$371	$2	$52,432
Commodity derivative liabilities	(4,829)	—	(37,758)	(1,065)	(43,652)
Cash collateral	3,008	—	—	—	3,008
Balance sheet line item totals	$49,826	$412	$(37,387)	$(1,063)	$11,788

	June 30, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$52,405	$3,072	$3,956	$43	$59,476
Commodity derivative liabilities	(61,552)	(82)	(46,578)	(2,220)	(110,432)
Cash collateral	49,007	—	—	—	49,007
Balance sheet line item totals	$39,860	$2,990	$(42,622)	$(2,177)	$(1,949)

The gains (losses) included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$34,800	$(41,017)	$25,941	$2,805
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	242,269	—	—	—
Soybeans	52,599	—	—	—
Wheat	13,100	—	—	—
Oats	30,722	—	—	—
Ethanol	—	130,464	—	—
Corn oil	—	—	13,800	—
Other	17	—	—	128
Subtotal	338,707	130,464	13,800	128
Exchange traded:
Corn	148,665	—	—	—
Soybeans	46,570	—	—	—
Wheat	22,790	—	—	—
Oats	2,820	—	—	—
Ethanol	—	36,540	—	—
Other	—	—	—	—
Subtotal	220,845	36,540	—	—
Total	559,552	167,004	13,800	128

	December 31, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	227,248	—	—	—
Soybeans	13,357	—	—	—
Wheat	13,710	—	—	—
Oats	15,019	—	—	—
Ethanol	—	138,660	—	—
Corn oil	—	—	11,532	—
Other	297	—	—	116
Subtotal	269,631	138,660	11,532	116
Exchange traded:
Corn	106,260	—	—	—
Soybeans	17,255	—	—	—
Wheat	28,135	—	—	—
Oats	3,480	—	—	—
Ethanol	—	840	—	—
Other	—	840	—	—
Subtotal	155,130	1,680	—	—
Total	424,761	140,340	11,532	116

	June 30, 2015
Commodity	Number of bushels (in thousands)	Number of gallons (in thousands)	Number of pounds (in thousands)	Number of tons (in thousands)
Non-exchange traded:
Corn	233,812	—	—	—
Soybeans	29,823	—	—	—
Wheat	8,809	—	—	—
Oats	24,180	—	—	—
Ethanol	—	139,789	—	—
Corn oil	—	—	6,394	—
Other	350	—	—	118
Subtotal	296,974	139,789	6,394	118
Exchange traded:
Corn	139,965	—	—	—
Soybeans	30,945	—	—	—
Wheat	22,585	—	—	—
Oats	4,690	—	—	—
Ethanol	—	25,620	—	—
Other	—	—	—	—
Subtotal	198,185	25,620	—	—
Total	495,159	165,409	6,394	118

At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	June 30,	December 31,	June 30,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Interest rate contracts included in other long term liabilities	(5,422)	(3,133)	—
Total fair value of interest rate derivatives not designated as hedging instruments	$(5,422)	$(3,133)	$—
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	—	(191)	—
Total fair value of interest rate derivatives designated as hedging instruments	$—	$(191)	$—
The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$(694)	$—	$(2,294)	$—
The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At June 30, 2016, December 31, 2015 and June 30, 2015, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	June 30,	December 31,	June 30,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Foreign currency contracts included in short term assets	1,391	—	—
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$1,391	$—	$—
The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Foreign currency derivative gains (losses) included in Other income, net	$(87)	$—	$1,391	$—

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and post-retirement benefit plans maintained by the Company for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$—	$63	$—	$118
Interest cost	48	(1,118)	97	91
Expected return on plan assets	—	1,561	—	—
Recognized net actuarial loss	37	388	73	758
Benefit cost	$85	$894	$170	$967

	Post-retirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$167	$210	$380	$450
Interest cost	370	386	775	792
Amortization of prior service cost	(89)	(136)	(177)	(272)
Recognized net actuarial loss	149	367	384	759
Benefit cost	$597	$827	$1,362	$1,729

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

For the three months ended June 30, 2016, the Company recorded income tax expense of $7.7 million at an effective tax rate of 33.2%, which varied from the U.S. Federal tax rate of 35% primarily due to a 1.9% tax benefit related to the domestic production activities deduction and a 1.7% tax benefit attributable to the accounting for the investment in a foreign affiliate. For the three months ended June 30, 2015, the Company recorded income tax expense of $18.0 million at an effective tax rate of 35.7%.

For the six months ended June 30, 2016, the Company recorded income tax expense of $0.4 million at an effective tax rate of 189.6%, which varied from the U.S. Federal tax rate of 35% primarily due to a 174.7% discrete tax charge related to state income taxes. For the six months ended June 30, 2015, the Company recorded income tax expense of $19.1 million at an effective tax rate of 34.4%.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2015. During the quarter ended March 31, 2016, the IRS completed its audit of the Company’s 2011 and 2012 consolidated Federal income tax returns. The results of the examination will not have a material effect on the Company’s 2016 effective tax rate.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2016					For the Six months ended June 30, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(51)	$(9,536)	$—	$(8,740)	$(18,327)	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	60	52	—	1,177	1,289	120	2,557	—	1,406	4,083
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(56)	(56)	—	—	(126)	(112)	(238)
Net current-period other comprehensive income (loss)	60	52	—	1,121	1,233	120	2,557	(126)	1,294	3,845
Ending balance	$9	$(9,484)	$—	$(7,619)	$(17,094)	$9	$(9,484)	$—	$(7,619)	$(17,094)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended June 30, 2015					For the six months ended June 30, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(306)	$(8,692)	$126	$(49,258)	$(58,130)	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	64	779	—	2,213	3,056	122	(3,204)	—	2,688	(394)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(170)	(170)
Net current-period other comprehensive income (loss)	64	779	—	2,128	2,971	122	(3,204)	—	2,518	(564)
Ending balance	$(242)	$(7,913)	$126	$(47,130)	$(55,159)	$(242)	$(7,913)	$126	$(47,130)	$(55,159)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following tables show the reclassification adjustments from accumulated other comprehensive loss to net income (loss) for the three and six months ended June 30, 2016 and 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2016		For the Six months ended June 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)	$(177)	(b)
	(89)	Total before tax	(177)	Total before tax
	33	Income tax provision	65	Income tax provision
	$(56)	Net of tax	$(112)	Net of tax

Other items
Recognition of gain on sale of investment	$—		(200)
	—	Total before tax	(200)	Total before tax
	—	Income tax provision	74	Income tax provision
	$—	Net of tax	$(126)	Net of tax

Total reclassifications for the period	(56)	Net of tax	(238)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended June 30, 2015		For the six months ended June 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(272)	(b)
	(136)	Total before tax	(272)	Total before tax
	51	Income tax provision	102	Income tax provision
	$(85)	Net of tax	$(170)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(170)	Net of tax
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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to The Andersons, Inc.	$14,423	$31,092	$(273)	$35,189
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	8	52	5	66
Earnings (loss) available to common shareholders	$14,415	$31,040	$(278)	$35,123
Earnings per share – basic:
Weighted average shares outstanding – basic	28,227	28,375	28,164	28,558
Earnings (loss) per common share – basic	$0.51	$1.09	$(0.01)	$1.23
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,227	28,375	28,164	28,558
Effect of dilutive awards	86	13	—	51
Weighted average shares outstanding – diluted	28,313	28,388	28,164	28,609
Earnings (loss) per common share – diluted	$0.51	$1.09	$(0.01)	$1.23
All outstanding share awards were antidilutive for the six months ended June 30, 2016 as the Company experienced a net loss. There were no antidilutive stock-based awards outstanding for the three months ended June 30, 2016 or at June 30, 2015.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016, December 31, 2015 and June 30, 2015:

(in thousands)	June 30, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,578	$—	$—	$11,578
Restricted cash	987	—	—	987
Commodity derivatives, net (a)	48,412	24,083	—	72,495
Provisionally priced contracts (b)	(42,213)	(18,495)	—	(60,708)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	6,080	(5,426)	—	654
Total	$24,844	$162	$3,294	$28,300

(in thousands)	December 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,931	$—	$—	$26,931
Restricted cash	450	—	—	450
Commodity derivatives, net (a)	26,890	(15,101)	—	11,789
Provisionally priced contracts (b)	(133,842)	(103,148)	—	(236,990)
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	8,635	(3,324)	350	5,661
Total	$(70,936)	$(121,573)	$13,900	$(178,609)

(in thousands)	June 30, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$8,943	$—	$—	$8,943
Restricted cash	941	—	—	941
Commodity derivatives, net (a)	(6,960)	5,011	—	(1,949)
Provisionally priced contracts (b)	(50,001)	(35,085)	—	(85,086)
Convertible preferred securities (c)	—	—	13,300	13,300
Other assets and liabilities (d)	11,531	(2,565)	—	8,966
Total	$(35,546)	$(32,639)	$13,300	$(54,885)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

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

The Company’s stake in the Iowa Northern Railway Company ("IANR") was redeemed in the first quarter of 2016. The remaining convertible preferred securities are interests in two early-stage enterprises in the form of debt securities with the possibility of conversion to equity under certain circumstances.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2016	2015	2016	2015
	Contingent Consideration	Contingent Consideration	Convertible Securities	Convertible Securities
Asset (liability) at January 1,	$(350)	$—	$13,550	$13,300
Gains (losses) included in earnings	190	—	710	—
Sales proceeds	—	—	(13,485)	—
Asset (liability) at March 31,	$(160)	$—	$775	$13,300
Gains (losses) included in earnings	160	—	19	—
New agreements	—	—	2,500	—
Asset (liability) at June 30,	—	—	3,294	13,300

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2016, December 31, 2015 and June 30, 2015:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of December 31, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.6
		Income Approach	Discount Rate	14.5%

Convertible Notes	$750	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of June 30, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$13,300	Market Approach	EBITDA Multiples	6.15
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Fair value of long-term debt, including current maturities	$472,714	$467,703	$448,298
Fair value in excess of carrying value	16,498	3,708	3,831
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
The Andersons Albion Ethanol LLC	$34,133	$32,871	$30,943
The Andersons Clymers Ethanol LLC	30,088	29,278	29,698
The Andersons Marathon Ethanol LLC	31,158	31,255	29,681
Lansing Trade Group, LLC	90,884	101,531	84,092
Thompsons Limited (a)	47,948	43,964	47,232
Other	4,267	3,208	2,734
Total	$238,478	$242,107	$224,380
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
The following table summarizes income earned from the Company’s equity method investments by entity:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	% Ownership at June 30, 2016	2016	2015	2016	2015
The Andersons Albion Ethanol LLC	55%	$1,650	$2,324	$1,328	$3,416
The Andersons Clymers Ethanol LLC	38%	1,889	3,180	810	3,468
The Andersons Marathon Ethanol LLC	50%	1,712	2,812	(97)	3,144
Lansing Trade Group, LLC	33% (a)	(5,333)	5,498	(8,101)	7,908
Thompsons Limited (b)	50%	2,426	2,229	1,427	1,367
Other	5% - 34%	—	147	—	147
Total		$2,344	$16,190	$(4,633)	$19,450
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.8%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $2.7 million and $19.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

In the second quarter of 2016, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon Ethanol LLC, Lansing Trade Group, and Thompsons Limited qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three and six months ended June 30, 2016 and 2015:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$1,340,809	$1,357,038	$3,029,680	$2,880,689
Gross profit	52,204	77,891	77,782	137,686
Income (loss) from continuing operations	556	37,506	(17,568)	47,719
Net income (loss)	(2,051)	33,859	(20,164)	42,386
Net income (loss) attributable to companies	(1,410)	34,340	(19,122)	41,856
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
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Sales revenues	$176,865	$197,253	$371,702	$346,724
Service fee revenues (a)	9,490	6,330	14,126	11,255
Purchases of product	116,556	113,314	218,509	216,108
Lease income (b)	1,994	1,582	3,861	3,245
Labor and benefits reimbursement (c)	6,841	2,779	10,738	5,811
Other expenses (d)	—	224	149	557

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Accounts receivable (e)	$20,685	$13,362	$31,495
Accounts payable (f)	10,022	13,784	13,848

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended June 30, 2016 and 2015, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $111.3 million and $109.1 million, respectively. Additionally, for the six months ended June 30, 2016 and 2015, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $198.9 million and $210.8 million, respectively.

For the three months ended June 30, 2016 and 2015, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $105.6 million and $107.7 million, respectively. Additionally, for the six months ended June 30, 2016 and 2015, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $224.1 million and $204.4 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of June 30, 2016, December 31, 2015 and June 30, 2015 was $5.2 million, $2.3 million and $1.5 million, respectively. The fair value of derivative contract liabilities with related parties as of June 30, 2016, December 31, 2015 and June 30, 2015 was $1.0 million, $0.3 million and $2.4 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues from external customers
Grain	$522,989	$601,397	$1,061,803	$1,160,073
Ethanol	142,520	142,564	257,213	275,365
Plant Nutrient	320,036	357,186	487,027	511,137
Rail	40,342	45,523	79,951	89,739
Retail	38,357	41,034	66,129	69,615
Total	$1,064,244	$1,187,704	$1,952,123	$2,105,929

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Inter-segment sales
Grain	$174	$440	$1,625	$2,129
Plant Nutrient	114	148	361	465
Rail	355	243	734	424
Total	$643	$831	$2,720	$3,018

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Income (loss) before income taxes
Grain	$(13,037)	$3,149	$(30,442)	$3,892
Ethanol	6,187	9,667	3,507	14,946
Plant Nutrient	23,535	18,873	25,239	19,297
Rail	6,569	21,689	15,944	32,002
Retail	1,010	1,469	(1,066)	(714)
Other	(2,173)	(5,786)	(13,073)	(15,173)
Noncontrolling interests	1,018	1,306	92	1,155
Total	$23,109	$50,367	$201	$55,405

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Identifiable assets
Grain	$879,055	$1,010,810	$867,655
Ethanol	192,470	183,080	194,359
Plant Nutrient	448,225	531,753	517,586
Rail	388,456	405,702	395,798
Retail	43,878	44,135	45,194
Other	155,331	183,621	131,773
Total	$2,107,415	$2,359,101	$2,152,365

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
As of June 30, 2016, we have recorded a build-to-suit financing obligation of $13.0 million in other long-term liabilities and $1.5 million in other current liabilities.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
(in thousands)	2016	2015
Noncash investing and financing activity
Capital projects incurred but not yet paid	$9,653	$5,709
Purchase of a productive asset through seller-financing	—	1,010
Purchase of Rail Group assets not yet paid	—	2,209
Shares issued for acquisition of business	—	4,303
Dividends declared not yet paid	4,341	3,967

15. Business Acquisitions

There were no business acquisitions completed in the six months ended June 30, 2016.

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

The total fair value of consideration for the acquisitions was $129.4 million, including working capital and $0.4 million in estimated fair value of the contingent consideration arrangement. The Company has funded this transaction with long-term debt, short-term debt, and cash on hand. The debt has been drawn from the Company's existing line of credit. The purchase price allocation was finalized as of December 31, 2015.

16. Sale of Assets

On April 5, 2016 the Company's Board of Directors approved the sale of eight grain and agronomy locations in Iowa to MaxYield Cooperative of West Bend, Iowa. The Andersons acquired these locations as a part of its 2012 acquisition from Green Plains Grain Company. The Tennessee assets acquired during that same transaction will remain a part of the Company.

This transaction closed on May 2, 2016.

Total cash received was $54.3 million and a nominal gain was recognized on the sale.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2015 Form 10-K, have not materially changed through the second quarter of 2016.
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
Grain Group
The Grain Group's performance in the second quarter reflects continued performance challenges in its core grain assets, as well as lower returns from affiliates. The decline in results is attributable to limited opportunities for space income on corn and wheat, offset by significant improvements in margin per bushel on contracted sales.
Grain inventories on hand at June 30, 2016 were 75.7 million bushels, of which 4.0 million bushels were stored for others. This compares to 66.1 million bushels on hand at June 30, 2015, of which 1.2 million bushels were stored for others. Total grain storage capacity was approximately 153 million bushels at June 30, 2016 compared to 162 million bushels at June 30, 2015 due to the sale of Iowa grain assets and the construction of a new elevator in Tennessee.
The outlook for the Grain Group has improved after a good wheat harvest in our core markets and expectation of higher industry inventory levels at harvest than we have seen in the last several years. We expect the impact of the prior year crop conditions to continue to gradually minimize in the second half of 2016.
Ethanol Group
The Ethanol Group's second quarter results reflect lower margins on ethanol sales, which is driven by continued low ethanol prices, as well as elevated basis levels for corn supply in several of our primary markets. Driving demand remains strong which supports high sales volumes, however pressure from unleaded prices as well as high levels of production maintained pressure on margins. In addition to lower prices on the finished product side, regional weather challenges adversely impacted the corn crop in 2015 leading to a continued increase in average feedstock costs at several of our facilities.  This will continue to put pressure on profitability at these locations at least until the fall harvest normalizes this regional price variation in the second half of the year.
Ethanol volumes shipped for the three and six months ended June 30, 2016 and 2015 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Ethanol (gallons shipped)	75,463	73,171	149,246	148,695
E-85 (gallons shipped)	9,093	9,580	15,413	15,139
Corn Oil (pounds shipped)	3,668	3,989	7,282	7,357
DDG (tons shipped) *	40	41	80	82
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's results reflect higher volumes in our agricultural nutrient businesses due to the second quarter 2015 acquisition of Kay Flo Industries, Inc. as well as a modest decline in overhead costs, offset by decreases in our retail farm center operations.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 497 thousand tons for dry nutrients and approximately 550 thousand tons for liquid nutrients at June 30, 2016 and approximately 508 thousand tons for dry nutrients and approximately 546 thousand tons for liquid nutrients at June 30, 2015. The decrease in our dry storage capacity is a result of sale of Iowa farm center assets in the second quarter of 2016.
Fertilizer tons shipped (including sales and service tons) for the three months ended June 30, 2016 and 2015 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sales tons	836	813	1,233	1,140
Service tons	89	81	132	122
Total tons	925	894	1,365	1,262
Rail Group
The Rail Group saw a decline in average utilization rates from 93.5 percent in the second quarter of 2015 to 88.6 percent in the second quarter of 2016. Average lease rates remained relatively flat. Railcars, locomotives, and barges under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2016 were 23,220 compared to 22,992 at June 30, 2015.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Sales and merchandising revenues	$1,064,244	$1,187,704	$1,952,123	$2,105,929
Cost of sales and merchandising revenues	967,202	1,079,531	1,787,326	1,914,445
Gross profit	97,042	108,173	164,797	191,484
Operating, administrative and general expenses	75,405	83,744	155,286	162,346
Interest expense	6,554	4,024	13,605	10,063
Equity in earnings (loss) of affiliates, net	2,344	16,190	(4,633)	19,450
Other income, net	5,682	13,772	8,928	16,880
Income (loss) before income taxes	23,109	50,367	201	55,405
Income (loss) attributable to noncontrolling interests	1,018	1,306	92	1,155
Income (loss) before income taxes attributable to The Andersons, Inc.	$22,091	$49,061	$109	$54,250
Comparison of the three months ended June 30, 2016 with the three months ended June 30, 2015:
Grain Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$522,989	$601,397
Cost of sales and merchandising revenues	505,438	576,392
Gross profit	17,551	25,005
Operating, administrative and general expenses	27,362	28,971
Interest expense	2,961	1,992
Equity in earnings (loss) of affiliates, net	(2,907)	7,875
Other income, net	2,642	1,230
Income (loss) before income taxes	(13,037)	3,147
Income (loss) attributable to noncontrolling interest	—	(2)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(13,037)	$3,149

Operating results for the Grain Group have decreased $16.2 million compared to the results of the same period last year. Sales and merchandising revenues decreased $78.4 million. This was partially offset by a decrease of cost of sales and merchandising revenues of $71.0 million for a net unfavorable gross profit impact of $7.5 million. This decrease was driven by significantly lower space income, including limited basis appreciation, partially offset by increased margin on bushels sold. Blending income also provided a modest positive impact to gross profit.

Operating, administrative and general expenses showed a decrease of $1.6 million compared to the same period in 2015 due primarily to decreases in labor and benefit costs.

Equity in earnings of affiliates decreased $10.8 million compared to the same period in 2015. This was entirely driven by reduced performance at Lansing Trade Group caused by losses on trading positions during periods of market volatility in the quarter.

Ethanol Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$142,520	$142,564
Cost of sales and merchandising revenues	137,950	136,721
Gross profit	4,570	5,843
Operating, administrative and general expenses	2,607	3,170
Interest expense	12	19
Equity in earnings (loss) of affiliates, net	5,251	8,315
Other income, net	3	6
Income (loss) before income taxes	7,205	10,975
Income (loss) attributable to noncontrolling interests	1,018	1,308
Income (loss) before income taxes attributable to The Andersons, Inc.	$6,187	$9,667

Operating results for the Ethanol Group decreased $3.5 million over the results of the same period last year. Sales and merchandising revenues were flat, however gross profit declined $1.3 million due to higher cost of sales and merchandising revenues. Ethanol gallons sold increased 3 percent and the average price of ethanol increased 1 percent compared to the prior year. However, sales of ethanol by-products declined as well as their price relative to the cost of corn which reduced margins on those products.

Equity in earnings of affiliates decreased $3.1 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by the same factors noted above for our consolidated entities.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$320,036	$357,186
Cost of sales and merchandising revenues	270,459	310,488
Gross profit	49,577	46,698
Operating, administrative and general expenses	25,186	26,326
Interest expense	2,078	1,958
Other income, net	1,222	459
Income (loss) before income taxes	$23,535	$18,873

Operating results for the Plant Nutrient Group increased $4.7 million from the same period last year. Sales and merchandising revenues decreased $37.2 million primarily due to a 15 percent decline in the average price per fertilizer ton. This was partially offset by higher volumes from the new facilities acquired from Kay Flo Industries, Inc in May of the prior year. The decrease in cost of sales and merchandising revenues follows the commodity price declines noted above. Additionally, we saw a greater proportion of high-margin products compared to the prior year. The total impact of the volume increases and margin expansion to gross profit was $2.9 million.

Operating, administrative, and general expenses decreased $1.1 million, partly due to the prior year including costs associated with the acquisition of Kay Flo Industries, Inc. Other income increased $0.8 million due to an insurance settlement associated with property damage at one of our facilities.

Rail Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$40,342	$45,523
Cost of sales and merchandising revenues	26,740	27,274
Gross profit	13,602	18,249
Operating, administrative and general expenses	4,997	6,500
Interest expense	2,221	1,894
Other income, net	185	11,834
Income (loss) before income taxes	$6,569	$21,689

Operating results for the Rail Group decreased $15.1 million from the same period last year. Sales and merchandising revenues decreased $5.2 million. Revenue from car sales decreased $4.6 million, leasing revenues decreased $0.9 million, and repair and other revenues increased $0.3 million. Cost of sales and merchandising revenues decreased $0.5 million compared to the same period last year primarily due to lower car sales. Gross profit decreased by $4.6 million compared to last year. This was driven by a $2.4 million reduction in gross profit on car sales as that activity was down from the prior year and a $3.4 million reduction in gross profit on leasing activities. The decline in other income of $11.6 million was due entirely to higher than normal lease settlement activity in the prior year.
Retail Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$38,357	$41,034
Cost of sales and merchandising revenues	26,615	28,656
Gross profit	11,742	12,378
Operating, administrative and general expenses	10,666	10,870
Interest expense	157	133
Other income, net	91	94
Income (loss) before income taxes	$1,010	$1,469

Operating results for the Retail Group declined slightly from the same period last year, with a 4% decrease in customer count, partially offset by a slight decline in general expenses.
Other

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	4,587	7,907
Interest expense	(875)	(1,972)
Other income, net	1,539	149
Income (loss) before income taxes	$(2,173)	$(5,786)

The other operating loss not allocated to business segments decreased $3.6 million compared to the same period in the prior year. The majority of the change was a $1.3 million gain on final settlement of our pension plan as well as decreased general expenses in the corporate functions.

Income Taxes

Income tax expense of $7.7 million was provided at 33.2 percent. In the second quarter of 2015, income tax expense of $18.0 million was provided at 35.7 percent. The lower 2016 effective tax rate is primarily due to a decreased charge related to state and local income taxes and an increased benefit attributable to the accounting for the investment in a foreign affiliate.

The Company anticipates that its 2016 effective annual rate will be 32.6 percent. The Company’s actual 2015 effective tax rate was a benefit of 2.1 percent. The lower benefit rate in 2015 relative to our losses before income taxes is primarily due to the impact of the 2015 write-off of goodwill that did not provide a corresponding tax benefit.
Comparison of the six months ended June 30, 2016 with the six months ended June 30, 2015:
Grain Group

	Six months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$1,061,803	$1,160,073
Cost of sales and merchandising revenues	1,028,052	1,105,343
Gross profit	33,751	54,730
Operating, administrative and general expenses	55,384	57,932
Interest expense	5,448	4,398
Equity in earnings (loss) of affiliates, net	(6,674)	9,423
Other income, net	3,310	2,064
Income (loss) before income taxes	(30,445)	3,887
Income (loss) attributable to noncontrolling interest	(3)	(5)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(30,442)	$3,892

Operating results for the Grain Group have decreased $34.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $98.3 million. This was partially offset by a decrease of cost of sales and merchandising revenues of $77.3 million for a net unfavorable gross profit impact of $21.0 million. This decrease was driven by elevated basis levels in the eastern corn belt causing significant reductions in space income and basis appreciation as well as an 8.7 percent decline in bushels sold. The impact of risk management positions and blending income were minimal compared to prior year.

Operating, administrative and general expenses showed a decrease of $2.5 million compared to the same period in 2015, primarily due to the sale of underperforming assets in Iowa and lower labor and benefit expenses.

Equity in earnings of affiliates decreased $16.1 million compared to the same period in 2015. This was driven by reduced performance at Lansing Trade Group.

Ethanol Group

	Six months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$257,213	$275,365
Cost of sales and merchandising revenues	250,307	263,236
Gross profit	6,906	12,129
Operating, administrative and general expenses	5,355	6,062
Interest expense	23	36
Equity in earnings (loss) of affiliates, net	2,041	10,027
Other income, net	33	48
Income (loss) before income taxes	3,602	16,106
Income (loss) attributable to noncontrolling interests	95	1,160
Income (loss) before income taxes attributable to The Andersons, Inc.	$3,507	$14,946

Operating results for the Ethanol Group decreased $11.4 million compared to the results of the same period last year. Sales and merchandising revenues decreased $18.2 million, due to a 6 percent decline in the average price of ethanol. Ethanol gallons sold were flat compared to the prior year. The $12.9 million decrease in cost of sales is due to lower input costs, primarily corn and natural gas.

Equity in earnings of affiliates decreased $8.0 million due to significantly lower earnings from the unconsolidated ethanol LLCs. The ethanol plants' performance was unfavorably impacted by the same factors noted for our consolidated operations as well as pricing pressure on ethanol byproducts compared to the prior year.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$487,027	$511,137
Cost of sales and merchandising revenues	410,761	442,473
Gross profit	76,266	68,664
Operating, administrative and general expenses	49,068	47,543
Interest expense	3,976	3,318
Other income, net	2,017	1,494
Income (loss) before income taxes	$25,239	$19,297

Operating results for the Plant Nutrient Group increased $5.9 million from the same period last year. Sales and merchandising revenues decreased $24.1 million due to a 13 percent decline in average price per fertilizer ton, partially offset by a 9 percent increase in tons sold. The decrease in cost of sales and merchandising revenues follows the lower sales noted above due to a decrease in the cost of raw materials and is also impacted by an increase in the proportion of higher margin specialty products. The total impact to gross profit of the items noted above was $7.6 million.

Operating, administrative, and general expenses increased $1.5 million due to modest increases in labor costss due to acquisition activity.

Rail Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$79,951	$89,739
Cost of sales and merchandising revenues	51,789	54,168
Gross profit	28,162	35,571
Operating, administrative and general expenses	9,868	12,819
Interest expense	3,912	3,423
Other income, net	1,562	12,673
Income (loss) before income taxes	$15,944	$32,002

Operating results for the Rail Group decreased $16.1 million from the same period last year. Sales and merchandising revenues decreased $9.8 million. Revenue from car sales decreased $11.9 million, leasing revenues were flat, and repair and other revenues increased $2.2 million. Cost of sales and merchandising revenues decreased $2.4 million compared to the same period last year primarily as a result of lower car sales volume. Gross profit decreased by $7.4 million compared to last year. This was largely driven by a $4.5 million reduction in gross profit on car sales as that activity was down from the prior year as well as a $3.6 million decline in our base leasing business. Other income for 2016 was down $11.1 million due to higher than normal lease settlement activity in the prior year.
Retail Group

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$66,129	$69,615
Cost of sales and merchandising revenues	46,417	49,225
Gross profit	19,712	20,390
Operating, administrative and general expenses	20,655	21,037
Interest expense	303	258
Other income, net	180	191
Income (loss) before income taxes	$(1,066)	$(714)

Operating results for the Retail Group declined slightly from the same period last year, with a 3% decrease in customer count, partially offset by a $0.4 million decline in general expenses.
Other

	Three months ended June 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	14,956	16,953
Interest expense	(57)	(1,370)
Other income, net	1,826	410
Income (loss) before income taxes	$(13,073)	$(15,173)

The other operating loss not allocated to business segments decreased $2.1 million compared to the same period in the prior year. The majority of the change was a $1.3 million gain on final settlement of our pension plan as well as decreased general expenses in the corporate functions.

Income Taxes

Income tax expense of $0.4 million was provided at 189.6 percent. In 2015, income tax expense of $19.1 million was provided at 34.4 percent. The higher 2016 effective tax rate is due primarily to a discrete tax charge related to state income taxes.

Liquidity and Capital Resources
Working Capital
At June 30, 2016, we had working capital of $227.7 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2016	June 30, 2015	Variance
Current Assets:
Cash and cash equivalents	$31,383	$40,773	$(9,390)
Restricted cash	987	941	46
Accounts receivable, net	212,588	238,601	(26,013)
Inventories	486,236	508,408	(22,172)
Commodity derivative assets – current	115,924	39,860	76,064
Deferred income taxes	—	6,069	(6,069)
Other current assets	48,754	44,765	3,989
Total current assets	895,872	879,417	16,455
Current Liabilities:
Short-term debt	179,404	141,250	38,154
Trade and other payables	302,413	358,190	(55,777)
Customer prepayments and deferred revenue	18,252	25,927	(7,675)
Commodity derivative liabilities – current	43,183	42,622	561
Accrued expenses and other current liabilities	71,169	72,034	(865)
Current maturities of long-term debt	53,720	27,188	26,532
Total current liabilities	668,141	667,211	930
Working Capital	$227,731	$212,206	$15,525
In comparison to June 30, 2015, current assets increased slightly due to an increase in commodity derivative assets from falling grain prices. This was partially offset by reductions in the carrying value of our inventory and our accounts receivable, also due to lower commodity prices. Additionally, deferred tax assets were reclassified as noncurrent in the first quarter of 2016.
Current liabilities were flat compared to the prior year. Portions of our long-term debt have been moved to current status as they become due in the next twelve months and we incurred additional short-term debt on our revolver due to our reduced operating performance compared to the prior year. This was offset by reduced payable amounts driven by the lower commodity prices noted above.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $194.4 million and $59.4 million in the first six months of 2016 and 2015, respectively. The cash used year to date is primarily a result of seasonal changes in the use of working capital, particularly the fact that we typically have large payable balances outstanding to farmers at year-end which are then paid out in the following months. Additionally, cash distributions from unconsolidated equity method investments were minimal and our operating results were significantly lower than the prior year.
Investing Activities
Investing activities provided cash of $14.9 million through the first six months of 2016, compared to using cash of $178.1 million in the prior year. The decrease in cash used is due to $124.3 million in preliminary purchase price paid for the prior year acquisition of Kay Flo Industries, Inc. as well as a $10.3 million decrease in net spend on railcar acquisitions and sales. Cash provided in the current year was positively impacted by the $54.3 million sale of underperforming assets in Iowa as well as the redemption of our investment in the Iowa Northern Railway Corporation which provided proceeds of $13.5 million. This was offset by a $6.2 increase in purchases of other property, plant, and equipment. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group asset market.

In 2016, we expect to spend a total of $142.0 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $118.0 million during the year.
Additionally, total capital spending for 2016 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending and the construction of a new corporate headquarters building is expected to be approximately $108.1 million.
Financing Activities
Financing activities provided cash of $147.1 million and $163.6 million for the six months ended June 30, 2016 and 2015, respectively. Short term borrowings increased which was offset by a larger issuance of private placement debt compared to the prior year. We are party to borrowing arrangements with a syndicate of banks that provides a total of $872.5 million in borrowings, which includes $22.5 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $630.9 million remaining available for borrowing at June 30, 2016. Peak short-term borrowings to date were $412.0 million on January 6, 2016. Typically, our highest borrowing occurs in the late Winter and early Spring due to seasonal inventory requirements in our fertilizer and grain businesses. In addition to increased short-term borrowings, proceeds from long-term debt of $77.6 million were received, which was offset by $85.2 million of long-term debt reductions.

We paid $8.7 million in dividends in the first six months of 2016 compared to $8.0 million in the prior year. We paid $0.155 per common share for the dividends paid in January and April, 2016, and $0.14 per common share for the dividends paid in January and April, 2015. On May 13, 2016, we declared a cash dividend of $0.155 per common share payable on July 22, 2016 to shareholders of record on July 1, 2016.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2016. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at June 30, 2016:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	228
Owned-railcar assets leased to others	On balance sheet – non-current	16,111
Railcars leased from financial intermediaries	Off balance sheet	3,992
Railcars – non-recourse arrangements	Off balance sheet	2,849
Total Railcars		23,180
Locomotive assets leased to others	On balance sheet – non-current	36
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		40
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	40
Total Barges		40
In addition, we manage 412 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2016.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 4, 2016	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.