Form 10-Q
period 2016-09-30
Andersons, Inc.
filed 2016-11-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter)

OHIO	34-1562374
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1947 Briarfield Boulevard, Maumee, Ohio	43537
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.2 million common shares outstanding, no par value, at November 8, 2016.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$78,158	$63,750	$40,658
Restricted cash	190	451	181
Accounts receivable, net	173,593	170,912	201,664
Inventories (Note 2)	427,754	747,399	527,789
Commodity derivative assets – current (Note 5)	59,837	49,826	60,965
Deferred income taxes	—	6,772	6,735
Other current assets	43,761	90,412	66,411
Total current assets	783,293	1,129,522	904,403
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,346	412	1,584
Goodwill	63,934	63,934	116,086
Other intangible assets, net	110,155	120,240	124,943
Other assets, net	5,921	9,515	32,049
Equity method investments	225,114	242,107	223,207
	406,470	436,208	497,869
Rail Group assets leased to others, net (Note 3)	334,401	338,111	347,100
Property, plant and equipment, net (Note 3)	460,247	455,260	442,322
Total assets	$1,984,411	$2,359,101	$2,191,694

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2016	December 31, 2015	September 30, 2015
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$—	$16,990	$82,801
Trade and other payables	356,931	668,788	466,428
Customer prepayments and deferred revenue	15,725	66,762	23,581
Commodity derivative liabilities – current (Note 5)	59,770	37,387	49,911
Accrued expenses and other current liabilities	68,465	70,324	71,593
Current maturities of long-term debt (Note 4)	51,520	27,786	26,989
Total current liabilities	552,411	888,037	721,303
Other long-term liabilities	30,525	18,176	16,510
Commodity derivative liabilities – noncurrent (Note 5)	1,954	1,063	2,912
Employee benefit plan obligations	45,260	45,805	58,123
Long-term debt, less current maturities (Note 4)	395,559	436,208	413,561
Deferred income taxes	178,535	186,073	179,591
Total liabilities	1,204,244	1,575,362	1,392,000
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430, 29,353 and 29,430 shares issued at 9/30/16, 12/31/15 and 9/30/15, respectively)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	221,326	222,848	224,595
Treasury shares, at cost (1,195, 1,397 and 1,425 shares at 9/30/16, 12/31/15 and 9/30/15, respectively)	(45,130)	(52,902)	(53,971)
Accumulated other comprehensive loss	(17,305)	(20,939)	(57,459)
Retained earnings	603,556	615,151	666,507
Total shareholders’ equity of The Andersons, Inc.	762,543	764,254	779,768
Noncontrolling interests	17,624	19,485	19,926
Total equity	780,167	783,739	799,694
Total liabilities and equity	$1,984,411	$2,359,101	$2,191,694
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales and merchandising revenues	$859,612	$909,093	$2,811,735	$3,015,022
Cost of sales and merchandising revenues	782,597	823,903	2,569,923	2,738,348
Gross profit	77,015	85,190	241,812	276,674
Operating, administrative and general expenses	78,767	88,698	234,053	251,044
Interest expense	4,441	6,147	18,046	16,210
Other income (loss):
Equity in earnings (loss) of affiliates, net	8,422	3,845	3,789	23,295
Other income (loss), net	2,216	3,355	11,144	20,235
Income (loss) before income taxes	4,445	(2,455)	4,646	52,950
Income tax provision (benefit)	1,104	(1,505)	1,486	17,556
Net income (loss)	3,341	(950)	3,160	35,394
Net income (loss) attributable to the noncontrolling interests	1,619	277	1,711	1,433
Net income (loss) attributable to The Andersons, Inc.	$1,722	$(1,227)	$1,449	$33,961
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.06	$(0.04)	$0.05	$1.19
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.06	$(0.04)	$0.05	$1.19
Dividends declared	$0.155	$0.14	$0.465	$0.42
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$3,341	$(950)	$3,160	$35,394
Other comprehensive income (loss), net of tax:
Recognition of gain on sale of debt securities (net of income tax of $0, $0, $74 and $0)	—	—	(126)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $53, $235, $716 and $1,760 - Note 8)	87	388	1,381	2,906
Foreign currency translation adjustments (net of income tax of $0, ($696), $0 and $(82))	(298)	(2,750)	2,259	(5,954)
Cash flow hedge activity (net of income tax of $0, $38, $72 and $112)	—	62	120	184
Other comprehensive income (loss)	(211)	(2,300)	3,634	(2,864)
Comprehensive income (loss)	3,130	(3,250)	6,794	32,530
Comprehensive income (loss) attributable to the noncontrolling interests	1,619	277	1,711	1,433
Comprehensive income (loss) attributable to The Andersons, Inc.	$1,511	$(3,527)	$5,083	$31,097
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2016	2015
Operating Activities
Net income (loss)	$3,160	$35,394
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	62,244	57,365
Bad debt expense	789	802
Equity in losses (earnings) of affiliates, net of dividends	12,804	(3,868)
Gain on sale of investments	(685)	—
Gains on sales of Rail Group assets and related leases	(6,366)	(12,438)
Excess tax benefit from share-based payment arrangement	—	(1,299)
Deferred income taxes	(46)	18,921
Stock-based compensation expense	5,542	2,598
Goodwill impairment expense	—	1,985
Other	(102)	1,061
Changes in operating assets and liabilities:
Accounts receivable	(5,425)	(6,003)
Inventories	283,158	292,960
Commodity derivatives	12,592	16,160
Other assets	36,536	(1,465)
Payables and other accrued expenses	(362,855)	(344,400)
Net cash provided by (used in) operating activities	41,346	57,773
Investing Activities
Acquisition of business, net of cash acquired	—	(124,592)
Purchases of Rail Group assets	(57,979)	(112,346)
Proceeds from sale of Rail Group assets	44,061	64,978
Purchases of property, plant and equipment	(56,138)	(42,387)
Proceeds from sale of property, plant and equipment	330	184
Proceeds from returns of investments in affiliates	7,443	1,480
Proceeds from sale of investments	15,013	—
Proceeds from sale of facilities	54,330	—
Purchase of Investments	(2,523)	—
Change in restricted cash	260	248
Net cash provided by (used in) investing activities	4,797	(212,435)
Financing Activities
Net change in short-term borrowings	(15,000)	79,700
Proceeds from issuance of long-term debt	78,199	152,796
Proceeds from long-term financing arrangement	14,027	—
Payments of long-term debt	(91,393)	(87,032)
Purchase of treasury stock	—	(49,089)
Distributions to noncontrolling interest owner	(3,400)	(2,453)
Proceeds from sale of treasury shares to employees and directors	1,159	447
Payments of debt issuance costs	(309)	(271)
Dividends paid	(13,020)	(12,011)
Excess tax benefit from share-based payment arrangement	—	1,299
Other	(1,998)	(2,770)
Net cash provided by (used in) financing activities	(31,735)	80,616
Increase (decrease) in cash and cash equivalents	14,408	(74,046)
Cash and cash equivalents at beginning of period	63,750	114,704
Cash and cash equivalents at end of period	$78,158	$40,658

See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$96	$222,789	$(9,743)	$(54,595)	$644,556	$20,946	$824,049
Net income					33,961	1,433	35,394
Other comprehensive loss				(2,864)			(2,864)
Cash distributions to noncontrolling interest						(2,453)	(2,453)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (163 shares)		(2,635)	4,861				2,226
Purchase of Treasury Shares (1,193 shares)			(49,089)				(49,089)
Dividends declared ($0.42 per common share)					(11,872)		(11,872)
Shares Issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividend equivalents		138			(138)		—
Balance at September 30, 2015	$96	$224,595	$(53,971)	$(57,459)	$666,507	$19,926	$799,694

Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net income					1,449	1,711	3,160
Other comprehensive income				3,634			3,634
Cash distributions to noncontrolling interest						(3,400)	(3,400)
Other change in noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $471 (202 shares)		(1,542)	7,772				6,230
Dividends declared ($0.465 per common share)					(13,024)		(13,024)
Restricted share award dividend equivalents		$20			$(20)		—
Balance at September 30, 2016	$96	$221,326	$(45,130)	$(17,305)	$603,556	$17,624	$780,167
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
In the opinion of management, all adjustments consisting of normal and recurring items, considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated, have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2015 has been included as the Company operates in several seasonal industries.
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
New Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers. They issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, respectively. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These standards are effective for annual and interim periods beginning after December 15, 2017. The Company is currently assessing the method of adoption and the impact this standard will have on its Consolidated Financial Statements and disclosures.
Leasing
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
Other applicable standards
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating when to adopt this standard but has not done so in the current period. At the time of future adoption, the Company will make the election to continue classifying distributions from equity method investments using the cumulative earnings approach which is consistent with current practice.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Grain	$262,165	$534,548	$325,536
Ethanol and by-products	7,734	8,576	8,365
Plant nutrients and cob products	126,922	172,815	161,562
Retail merchandise	24,985	24,510	26,079
Railcar repair parts	5,948	6,894	6,057
Other	—	56	190
	$427,754	$747,399	$527,789

Inventories on the Condensed Consolidated Balance Sheets at September 30, 2016, December 31, 2015 and September 30, 2015 do not include 1.0 million, 3.4 million and 3.2 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Land	$28,473	$29,928	$30,285
Land improvements and leasehold improvements	82,908	77,191	76,414
Buildings and storage facilities	319,950	303,482	301,125
Machinery and equipment	393,178	375,028	368,338
Construction in progress	21,284	32,871	21,044
	845,793	818,500	797,206
Less: accumulated depreciation	385,546	363,240	354,884
	$460,247	$455,260	$442,322
Depreciation expense on property, plant and equipment was $35.7 million and $34.1 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, Depreciation expense on property, plant and equipment was $12.0 million and $11.9 million for the three months ended September 30, 2016 and 2015, respectively. Capitalized software has been reclassified from property, plant, and equipment, and is now presented as a component of other intangible assets. Prior year balance sheets have been recast to conform with the current period presentation.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Rail Group assets leased to others	$438,211	$434,051	$441,267
Less: accumulated depreciation	103,810	95,940	94,167
	$334,401	$338,111	$347,100
Depreciation expense on Rail Group assets leased to others amounted to $14.0 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $4.7 million and $4.6 million for the three months ended September 30, 2016 and 2015, respectively.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 5 in the Company’s 2015 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $872.5 million, including $22.5 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At September 30, 2016, the Company had a total of $809.9 million available for borrowing under its lines of credit. Our borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of September 30, 2016.
The Company’s short-term and long-term debt at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Short-term Debt - Recourse	$—	$16,990	$82,801
Total Short-term Debt	—	16,990	82,801

Current Maturities of Long-term Debt – Recourse	51,520	27,786	26,989
Total Current Maturities of Long-term Debt	51,520	27,786	26,989

Long-term Debt, Less: Current Maturities – Recourse	395,559	436,208	413,561
Total Long-term Debt, Less: Current Maturities	$395,559	$436,208	$413,561

5. Derivatives
The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. These contracts are primarily traded via the regulated Chicago Mercantile Exchange ("CME"). The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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
The following table presents at September 30, 2016, December 31, 2015 and September 30, 2015, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2016		December 31, 2015		September 30, 2015
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$13,358	$—	$3,008	$—	$28,585	$—
Fair value of derivatives	16,258	—	25,356	—	5,733	—
Balance at end of period	$29,616	$—	$28,364	$—	$34,318	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2016
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$60,372	$1,356	$3,318	$58	$65,104
Commodity derivative liabilities	(13,893)	(10)	(63,088)	(2,012)	(79,003)
Cash collateral	13,358	—	—	—	13,358
Balance sheet line item totals	$59,837	$1,346	$(59,770)	$(1,954)	$(541)

	December 31, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$51,647	$412	$371	$2	$52,432
Commodity derivative liabilities	(4,829)	—	(37,758)	(1,065)	(43,652)
Cash collateral	3,008	—	—	—	3,008
Balance sheet line item totals	$49,826	$412	$(37,387)	$(1,063)	$11,788

	September 30, 2015
(in thousands)	Commodity derivative assets - current	Commodity derivative assets - noncurrent	Commodity derivative liabilities - current	Commodity derivative liabilities - noncurrent	Total
Commodity derivative assets	$43,892	$1,591	$2,306	$32	$47,821
Commodity derivative liabilities	(11,512)	(7)	(52,217)	(2,944)	(66,680)
Cash collateral	28,585	—	—	—	28,585
Balance sheet line item totals	$60,965	$1,584	$(49,911)	$(2,912)	$9,726

The gains (losses) included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(48,620)	$(16,910)	$(22,679)	$34,902
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	226,492	—	—	—
Soybeans	60,614	—	—	—
Wheat	7,933	—	—	—
Oats	28,939	—	—	—
Ethanol	—	191,906	—	—
Corn oil	—	—	7,153	—
Other	129	—	—	251
Subtotal	324,107	191,906	7,153	251
Exchange traded:
Corn	105,395	—	—	—
Soybeans	35,245	—	—	—
Wheat	39,715	—	—	—
Oats	2,800	—	—	—
Ethanol	—	74,046	—	—
Subtotal	183,155	74,046	—	—
Total	507,262	265,952	7,153	251

	December 31, 2015
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	227,248	—	—	—
Soybeans	13,357	—	—	—
Wheat	13,710	—	—	—
Oats	15,019	—	—	—
Ethanol	—	138,660	—	—
Corn oil	—	—	11,532	—
Other	297	—	—	116
Subtotal	269,631	138,660	11,532	116
Exchange traded:
Corn	106,260	—	—	—
Soybeans	17,255	—	—	—
Wheat	28,135	—	—	—
Oats	3,480	—	—	—
Ethanol	—	840	—	—
Other	—	840	—	—
Subtotal	155,130	1,680	—	—
Total	424,761	140,340	11,532	116

	September 30, 2015
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	331,740	—	—	—
Soybeans	47,208	—	—	—
Wheat	12,631	—	—	—
Oats	19,449	—	—	—
Ethanol	—	131,789	—	—
Corn oil	—	—	10,063	—
Other	572	—	—	123
Subtotal	411,600	131,789	10,063	123
Exchange traded:
Corn	129,810	—	—	—
Soybeans	24,860	—	—	—
Wheat	28,360	—	—	—
Oats	3,285	—	—	—
Ethanol	—	3,192	—	—
Subtotal	186,315	3,192	—	—
Total	597,915	134,981	10,063	123

At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	September 30,	December 31,	September 30,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Interest rate contracts included in other long term liabilities	$(4,774)	$(3,133)	$—
Total fair value of interest rate derivatives not designated as hedging instruments	$(4,774)	$(3,133)	$—
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	$—	$(191)	$—
Total fair value of interest rate derivatives designated as hedging instruments	$—	$(191)	$—
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Interest expense	$652	$—	$(1,642)	$—
The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At September 30, 2016, December 31, 2015 and September 30, 2015, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	September 30,	December 31,	September 30,
(in thousands)	2016	2015	2015
Derivatives not designated as hedging instruments
Foreign currency contracts included in short term assets	$1,130	$—	$—
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$1,130	$—	$—
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Foreign currency derivative gains (losses) included in Other income, net	$(261)	$—	$1,130	$—

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and post-retirement benefit plans maintained by the Company for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$—	$59	$—	$177
Interest cost	49	45	145	136
Recognized net actuarial loss	36	379	109	1,137
Benefit cost	$85	$483	$254	$1,450

	Post-retirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$190	$225	$570	$675
Interest cost	387	396	1,162	1,188
Amortization of prior service cost	(88)	(136)	(266)	(408)
Recognized net actuarial loss	192	379	576	1,138
Benefit cost	$681	$864	$2,042	$2,593

7. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecast based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily due to the impact of state income taxes, the tax benefit related to railroad track maintenance credit transactions, and to benefits or costs related to various permanent book to tax differences and tax credits.

For the three months ended September 30, 2016, the Company recorded income tax expense of $1.1 million at an effective tax rate of 24.8%, which varied from the U.S. Federal tax rate of 35% primarily due to 5.8% in discrete tax benefits related to prior years and a 3.4% tax benefit related to railroad track maintenance credit transactions. For the three months ended September 30, 2015, the Company recorded an income tax benefit of $1.5 million at an effective tax rate of 61.3%. The higher effective tax rate in the prior year was primarily due to the cumulative impact of revised full year earnings expectations, driven by the inclusion of a one-time charge which occurred in the fourth quarter related to the termination of the Company’s pension plan, and relatively low third quarter earnings.

For the nine months ended September 30, 2016, the Company recorded income tax expense of $1.5 million at an effective tax rate of 32.0%, which varied from the U.S. Federal tax rate of 35% primarily due to a 3.3% tax benefit related to railroad track maintenance credit transactions. The discrete tax benefits related to prior years that impacted the third quarter tax rate did not have a significant impact on the nine month effective tax rate due to an offsetting discrete tax charge related to prior years that was recorded in the first quarter. For the nine months ended September 30, 2015, the Company recorded income tax expense of $17.6 million at an effective tax rate of 33.2%.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2015. During the quarter ended March 31, 2016, the IRS completed its audit of the Company’s 2011 and 2012 consolidated Federal income tax returns. The results of the examination will not have a material effect on the Company’s 2016 effective tax rate.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2016					For the nine months ended September 30, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$9	$(9,484)	$—	$(7,619)	$(17,094)	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	—	(298)	—	143	(155)	120	2,259	—	1,547	3,926
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(56)	(56)	—	—	(126)	(166)	(292)
Net current-period other comprehensive income (loss)	—	(298)	—	87	(211)	120	2,259	(126)	1,381	3,634
Ending balance	$9	$(9,782)	$—	$(7,532)	$(17,305)	$9	$(9,782)	$—	$(7,532)	$(17,305)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the three months ended September 30, 2015					For the nine months ended September 30, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(242)	$(7,913)	$126	$(47,130)	$(55,159)	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income (loss) before reclassifications	62	(2,750)	—	473	(2,215)	184	(5,954)	—	3,161	(2,609)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(85)	(85)	—	—	—	(255)	(255)
Net current-period other comprehensive income (loss)	62	(2,750)	—	388	(2,300)	184	(5,954)	—	2,906	(2,864)
Ending balance	$(180)	$(10,663)	$126	$(46,742)	$(57,459)	$(180)	$(10,663)	$126	$(46,742)	$(57,459)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following tables show the reclassification adjustments from accumulated other comprehensive loss to net income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2016		For the nine months ended September 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)	$(266)	(b)
	(89)	Total before tax	(266)	Total before tax
	33	Income tax provision	100	Income tax provision
	$(56)	Net of tax	$(166)	Net of tax

Other items
Recognition of gain on sale of investment	$—		(200)
	—	Total before tax	(200)	Total before tax
	—	Income tax provision	74	Income tax provision
	$—	Net of tax	$(126)	Net of tax

Total reclassifications for the period	(56)	Net of tax	(292)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(136)	(b)	$(408)	(b)
	(136)	Total before tax	(408)	Total before tax
	51	Income tax provision	153	Income tax provision
	$(85)	Net of tax	$(255)	Net of tax

Total reclassifications for the period	$(85)	Net of tax	$(255)	Net of tax
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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to The Andersons, Inc.	$1,722	$(1,227)	$1,449	$33,961
Less: Distributed and undistributed earnings (loss) allocated to nonvested restricted stock	2	(2)	7	61
Earnings (loss) available to common shareholders	$1,720	$(1,225)	$1,442	$33,900
Earnings per share – basic:
Weighted average shares outstanding – basic	28,222	28,071	28,184	28,394
Earnings (loss) per common share – basic	$0.06	$(0.04)	$0.05	$1.19
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,222	28,071	28,184	28,394
Effect of dilutive awards	140	—	196	60
Weighted average shares outstanding – diluted	28,362	28,071	28,380	28,454
Earnings (loss) per common share – diluted	$0.06	$(0.04)	$0.05	$1.19
There were no antidilutive stock-based awards outstanding at September 30, 2016 or September 30, 2015.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016, December 31, 2015 and September 30, 2015:

(in thousands)	September 30, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Restricted cash	190	—	—	190
Commodity derivatives, net (a)	34,620	(35,161)	—	(541)
Provisionally priced contracts (b)	(79,022)	(20,500)	—	(99,522)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	11,015	(4,774)	—	6,241
Total	$(33,197)	$(60,435)	$3,294	$(90,338)

(in thousands)	December 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,931	$—	$—	$26,931
Restricted cash	450	—	—	450
Commodity derivatives, net (a)	26,890	(15,101)	—	11,789
Provisionally priced contracts (b)	(133,842)	(103,148)	—	(236,990)
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	8,635	(3,324)	350	5,661
Total	$(70,936)	$(121,573)	$13,900	$(178,609)

(in thousands)	September 30, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$16,121	$—	$—	$16,121
Restricted cash	181	—	—	181
Commodity derivatives, net (a)	34,337	(24,611)	—	9,726
Provisionally priced contracts (b)	(81,037)	(54,612)	—	(135,649)
Convertible preferred securities (c)	—	—	12,800	12,800
Other assets and liabilities (d)	10,814	(4,010)	350	7,154
Total	$(19,584)	$(83,233)	$13,150	$(89,667)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

(in thousands)	2016	2015	2016	2015
	Contingent Consideration	Contingent Consideration	Convertible Securities	Convertible Securities
Asset (liability) at January 1,	$(350)	$—	$13,550	$13,300
Gains (losses) included in earnings	190	—	710	—
Sales proceeds	—	—	(13,485)	—
Asset (liability) at March 31,	$(160)	$—	$775	$13,300
Gains (losses) included in earnings	160	—	19	—
New agreements	—	350	2,500	—
Asset (liability) at June 30,	—	350	3,294	13,300
Sales proceeds	—	—	—	(992)
Realized gains (losses) included in earnings	—	—	—	492
Asset at September 30,	$—	$350	$3,294	$12,800

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2016, December 31, 2015 and September 30, 2015:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of December 31, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.6
		Income Approach	Discount Rate	14.5%

Convertible Notes	$750	Cost basis plus interest	N/A	N/A

(in thousands)	Fair Value as of September 30, 2015	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.535
		Income Approach	Discount Rate	14.5%

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Fair value of long-term debt, including current maturities	$458,268	$467,703	$448,298
Fair value in excess of carrying value	7,714	3,708	8,040
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

The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
The Andersons Albion Ethanol LLC	$36,661	$32,871	$31,409
The Andersons Clymers Ethanol LLC	21,340	29,278	31,151
The Andersons Marathon Ethanol LLC	23,812	31,255	30,066
Lansing Trade Group, LLC	91,573	101,531	84,081
Thompsons Limited (a)	47,494	43,964	43,803
Other	4,234	3,208	2,697
Total	$225,114	$242,107	$223,207
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
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	% Ownership at September 30, 2016	2016	2015	2016	2015
The Andersons Albion Ethanol LLC	55%	$2,528	$665	$3,857	$4,080
The Andersons Clymers Ethanol LLC	38%	2,706	1,454	3,516	4,922
The Andersons Marathon Ethanol LLC	50%	2,655	385	2,557	3,530
Lansing Trade Group, LLC	33% (a)	689	1,382	(7,412)	9,290
Thompsons Limited (b)	50%	(156)	17	1,271	1,385
Other	5% - 34%	—	(58)	—	88
Total		$8,422	$3,845	$3,789	$23,295
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.8%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $24.1 million and $20.8 million for the nine months ended September 30, 2016 and September 30, 2015.

In the third quarter of 2016, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon LLC, Lansing Trade Group, and Thompsons Ltd. qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three and nine months ended September 30, 2016 and 2015:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$1,646,697	$2,250,326	$4,676,583	$5,129,523
Gross profit	50,141	73,881	127,963	211,470
Income (loss) from continuing operations	18,965	18,008	1,428	65,645
Net income (loss)	17,217	17,310	(2,924)	59,637
Net income (loss) attributable to companies	17,752	15,990	(1,347)	57,787
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
Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Sales revenues	$177,724	$230,409	$549,426	$577,133
Service fee revenues (a)	3,800	3,610	13,290	14,865
Purchases of product	128,081	123,051	346,590	339,159
Lease income (b)	1,300	1,542	4,662	4,787
Labor and benefits reimbursement (c)	2,862	2,950	9,702	8,761
Other expenses (d)	—	269	149	827

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Accounts receivable (e)	$18,028	$13,362	$19,799
Accounts payable (f)	15,352	13,784	15,929

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended September 30, 2016 and 2015, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $109.3 million and $105.1 million, respectively. Additionally, for the nine months ended September 30, 2016 and 2015, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $220.6 million and $315.9 million, respectively.

For the three months ended September 30, 2016 and 2015, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $90.4 million and $119.4 million, respectively. Additionally, for the nine months ended September 30, 2016 and 2015, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs under these agreements were $314.5 million and $323.7 million, respectively.

The Company enters into derivative contracts with certain of its related parties for the purchase and sale of corn and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of September 30, 2016, December 31, 2015 and September 30, 2015 was $5.0 million, $2.3 million and $3.4 million, respectively. The fair value of derivative contract liabilities with related parties as of September 30, 2016, December 31, 2015 and September 30, 2015 was $0.2 million, $0.3 million and $0.3 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. Included in “Other” are the corporate level costs not attributed to an operating segment.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues from external customers
Grain	$550,189	$545,320	$1,611,992	$1,705,393
Ethanol	139,413	137,765	396,626	413,130
Plant Nutrient	101,770	149,303	588,797	660,440
Rail	38,201	44,758	118,152	134,497
Retail	30,039	31,947	96,168	101,562
Total	$859,612	$909,093	$2,811,735	$3,015,022

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Inter-segment sales
Grain	$7	$404	$1,632	$2,534
Plant Nutrient	61	53	422	517
Rail	328	388	1,062	813
Total	$396	$845	$3,116	$3,864

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Income (loss) before income taxes
Grain	$1,879	$131	$(28,563)	$4,024
Ethanol	9,541	5,888	13,048	20,833
Plant Nutrient	(7,231)	(11,114)	18,008	8,183
Rail	6,754	11,913	22,698	43,915
Retail	(1,578)	(769)	(2,644)	(1,483)
Other	(6,539)	(8,781)	(19,612)	(23,955)
Noncontrolling interests	1,619	277	1,711	1,433
Total	$4,445	$(2,455)	$4,646	$52,950

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Identifiable assets
Grain	$721,412	$1,010,810	$852,388
Ethanol	174,822	183,080	186,250
Plant Nutrient	462,328	531,753	546,673
Rail	383,631	405,702	413,955
Retail	42,880	44,135	45,403
Other	199,338	183,621	147,025
Total	$1,984,411	$2,359,101	$2,191,694

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
Build-to-Suit Lease
In August, 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters which was completed in the third quarter of 2016. Since the Company is deemed to be the owner of this facility for accounting purposes during the construction period, we have recognized an asset and a corresponding financing obligation.
As of September 30, 2016, we have recorded a build-to-suit financing obligation of $13.7 million in other long-term liabilities and $1.3 million in other current liabilities.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
(in thousands)	2016	2015
Noncash investing and financing activity
Capital projects incurred but not yet paid	$13,104	$10,708
Purchase of a productive asset through seller-financing	—	1,010
Shares issued for acquisition of business	—	4,303
Dividends declared not yet paid	4,342	3,967

15. Business Acquisitions

There were no business acquisitions completed in the nine months ended September 30, 2016.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2015 Form 10-K, have not materially changed through the third quarter of 2016.
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
Grain Group
The Grain Group's performance in the third quarter reflects continued performance challenges in its core grain assets, as well as lower returns from affiliates. Overall results did improve, primarily due to the divestiture of underperforming assets in Iowa during the first half of 2016. The impact of the challenged harvest in the prior year continued to limit opportunities for space income and earnings from blending activities.
Grain inventories on hand at September 30, 2016 were 67.0 million bushels, of which 1.0 million bushels were stored for others. This compares to 67.3 million bushels on hand at September 30, 2015, of which 3.2 million bushels were stored for others. Total grain storage capacity was approximately 152 million bushels at September 30, 2016 compared to 163 million bushels at September 30, 2015 due to the sale of Iowa grain assets and the construction of a new elevator in Tennessee.
Based on preliminary indications, the Grain Group is expecting an increase in soybean and corn production in our core markets in the fourth quarter of 2016 compared to the prior year.
Ethanol Group
The Ethanol Group's third quarter results reflect improvements in overall margins as reductions in corn and natural gas input prices were only partially offset by modest decreases in the sales price of ethanol. Additionally, higher prices were realized on ethanol by-products in relation to the cost of the underlying corn inputs. Driving demand remains strong which supports high sales volumes.

Ethanol volumes shipped for the three and nine months ended September 30, 2016 and 2015 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Ethanol (gallons shipped)	73,990	72,839	223,236	221,535
E-85 (gallons shipped)	11,309	10,294	26,722	25,433
Corn Oil (pounds shipped)	3,639	4,244	10,921	11,601
DDG (tons shipped) *	42	42	122	124
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's results reflect price declines, particularly in base nutrient products, which has put pressure on overall margins. Volumes have also declined compared to the prior year as a result of lower farm income and a market that continues to experience uncertainty around future nutrient prices leading to lower immediate demand.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 488 thousand tons for dry nutrients and approximately 547 thousand tons for liquid nutrients at September 30, 2016 and approximately 508 thousand tons for dry nutrients and approximately 546 thousand tons for liquid nutrients at September 30, 2015. The decrease in our dry storage capacity is a result of the sale of Iowa farm center assets in the second quarter of 2016.

Tons of product shipped (including sales and service tons) for the three and nine months ended September 30, 2016 and 2015 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic Nutrients (Tons)	219	240	980	956
Specialty Nutrients (Tons)	78	78	404	295
Other (Farm Centers, Lawn, Cob)	73	80	398	443
Total tons	370	398	1,782	1,694

Margins in our wholesale fertilizer business continue to be under pressure due to an uncertain outlook for future crop prices and decreased domestic demand for fertilizer.  The analysis of goodwill held by this reporting unit is subject to changes in key assumptions that affect the calculated fair value at the annual October 1 assessment date as the annual budgeting and long-term planning process is completed.  The goodwill fair value is highly sensitive to changes in those assumptions, including interest rates and outlook for future volume and margins.  If recent weakness in our wholesale fertilizer business affects our forecast for future years, this may result in a goodwill impairment charge.  Total goodwill in the wholesale nutrient reporting unit is $59.1 million.
Rail Group
The Rail Group saw a decline in average utilization rates from 91.6 percent in the third quarter of 2015 to 86.2 percent in the third quarter of 2016. Average lease rates remained relatively flat. Railcars, locomotives, and barges under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2016 were 23,203 compared to 23,301 at September 30, 2015.
Utilization rates are under pressure due to substantial increases in operational efficiency of the railroads in North America driving a decrease in the number of cars needed to move the same volume of freight. This has made it more difficult for us to re-market cars as they are returned from existing leases.
The Group will continue to focus on ways to strategically grow the rail fleet and look for opportunities to open new repair facilities.

Retail Group
The retail industry is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers. In the fourth quarter of 2016, we announced the closure of our specialty food concept store.
Other
Our “Other” activities include corporate costs and functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 12. Segment Information.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Sales and merchandising revenues	$859,612	$909,093	$2,811,735	$3,015,022
Cost of sales and merchandising revenues	782,597	823,903	2,569,923	2,738,348
Gross profit	77,015	85,190	241,812	276,674
Operating, administrative and general expenses	78,767	88,698	234,053	251,044
Interest expense	4,441	6,147	18,046	16,210
Equity in earnings (loss) of affiliates, net	8,422	3,845	3,789	23,295
Other income, net	2,216	3,355	11,144	20,235
Income (loss) before income taxes	4,445	(2,455)	4,646	52,950
Income (loss) attributable to noncontrolling interests	1,619	277	1,711	1,433
Income (loss) before income taxes attributable to The Andersons, Inc.	$2,826	$(2,732)	$2,935	$51,517
Comparison of the three months ended September 30, 2016 with the three months ended September 30, 2015:
Grain Group

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$550,189	$545,320
Cost of sales and merchandising revenues	519,724	515,394
Gross profit	30,465	29,926
Operating, administrative and general expenses	27,743	31,087
Interest expense	1,737	668
Equity in earnings (loss) of affiliates, net	533	1,340
Other income, net	361	618
Income (loss) before income taxes	1,879	129
Income (loss) attributable to noncontrolling interest	—	(2)
Income (loss) before income taxes attributable to The Andersons, Inc.	$1,879	$131

Operating results for the Grain Group have increased $1.7 million compared to the results of the same period last year. Sales and merchandising revenues increased $4.9 million. This was partially offset by an increase of cost of sales and merchandising revenues for a net favorable gross profit impact of $0.5 million. The increase was driven by improved trading income, and partially offset by modest declines in margins on sale of grain, income from blending operations, and limited opportunities for basis appreciation. Additionally, the 2016 divestiture of Iowa grain assets reduced gross profit by $1.5 million. However, it also provided a $3.0 million reduction in other, administrative and general expenses for a net positive impact of $1.5 million compared to the same quarter in 2015.

Operating, administrative and general expenses showed a decrease of $3.3 million compared to the same period in 2015 due primarily to decreases in labor and benefit costs and the Iowa divestiture noted above.

Equity in earnings of affiliates were not a major driver of performance in the current quarter with a decrease of $0.8 million compared to the same period in 2015.

Ethanol Group

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$139,413	$137,765
Cost of sales and merchandising revenues	133,112	131,500
Gross profit	6,301	6,265
Operating, administrative and general expenses	3,025	2,625
Interest expense	11	14
Equity in earnings (loss) of affiliates, net	7,889	2,505
Other income, net	6	36
Income (loss) before income taxes	11,160	6,167
Income (loss) attributable to noncontrolling interests	1,619	279
Income (loss) before income taxes attributable to The Andersons, Inc.	$9,541	$5,888

Operating results for the Ethanol Group increased $3.7 million from the same period last year. Sales and merchandising revenues increased $1.6 million compared to the results of the same period last year with cost of sales and merchandising revenues increasing by a similar amount. These changes were due to minor fluctuations in ethanol sales prices and volumes related to our consolidated operations during the quarter but were not a significant driver of results.

Equity in earnings of affiliates increased $5.4 million due to higher earnings from the unconsolidated ethanol LLCs. This was driven by a variety of factors. Corn and natural gas input prices declined more than the price of the ethanol being produced, increasing margins during the current period in the markets where we operate our unconsolidated ethanol facilities. Additionally, the ratio of price realized on ethanol by-products relative to the price of corn inputs improved.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$101,770	$149,303
Cost of sales and merchandising revenues	82,383	126,983
Gross profit	19,387	22,320
Operating, administrative and general expenses	25,746	32,593
Interest expense	1,583	1,788
Other income, net	711	947
Income (loss) before income taxes	$(7,231)	$(11,114)

Operating results for the Plant Nutrient Group improved $3.9 million from the same period last year. Sales and merchandising revenues decreased $47.5 million primarily due to significant declines in fertilizer prices as well as a 6.9 percent decline in total tons sold. The decrease in cost of sales and merchandising revenues follows the commodity price and volume declines noted above. Additionally, we saw margin compression in products used in agricultural end markets. The total impact of the volume decreases and lower margins to gross profit was a decrease of $2.9 million. The primary driver of performance during the current quarter has been pressure on farmer income causing nutrient purchases to be deferred or reduced.

Operating, administrative, and general expenses decreased $6.8 million, primarily due to decreased labor and benefits cost as well as a $2.0 million goodwill impairment charge related to the cob business in the prior year.

Rail Group

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$38,201	$44,758
Cost of sales and merchandising revenues	25,674	27,267
Gross profit	12,527	17,491
Operating, administrative and general expenses	4,528	6,165
Interest expense	1,696	1,506
Other income, net	451	2,093
Income (loss) before income taxes	$6,754	$11,913

Operating results for the Rail Group decreased $5.2 million from the same period last year. Sales and merchandising revenues decreased $6.6 million, partially offset by a $1.6 million decrease in cost of sales. The net gross profit decline of $5.0 million was primarily driven by a $2.6 million reduction in base leasing margin due to lower utilization rates and a decrease of $1.6 million in gains on the sale of railcars.

The decline in other income of $1.6 million was due mostly to a $0.6 million decline in end of lease settlement activity and prior year dividends of $0.5 million on our investment in Iowa Northern Railway Corporation which was sold in 2016.
Retail Group

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$30,039	$31,947
Cost of sales and merchandising revenues	21,704	22,759
Gross profit	8,335	9,188
Operating, administrative and general expenses	9,858	9,999
Interest expense	138	50
Other income, net	83	92
Income (loss) before income taxes	$(1,578)	$(769)

Operating results for the Retail Group declined from the same period last year, with a 4% decrease in customer count, partially offset by a slight decline in general expenses.
Other

	Three months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	7,867	6,229
Interest expense (income)	(724)	2,121
Other income (loss), net	604	(431)
Income (loss) before income taxes	$(6,539)	$(8,781)

The other operating loss not allocated to business segments decreased $2.2 million compared to the same period in the prior year. The majority of the change was a $2.8 million decrease in interest expense due to lower borrowing during the period as well as mark-to-market adjustments on interest rate derivative contracts. This was offset by increased operating, administrative, and general expenses which were primarily due to the timing of certain employee benefit charges being incurred and allocated to the operating segments compared to the prior year.

Income Taxes

Income tax expense of $1.1 million was provided at 24.8% in the current quarter. In the third quarter of 2015, income tax benefit of $1.5 million was provided at 61.3%. The high 2015 effective tax rate is primarily due to the cumulative impact of revised full year earnings expectations and relatively low third quarter earnings, while the lower 2016 effective tax rate is primarily due to tax benefits related to railroad track maintenance credit transactions and tax benefits related to prior years.

The Company anticipates that its 2016 effective annual rate will be 30.7%. The Company’s actual 2015 effective tax rate was a benefit of 2.1%. The lower benefit rate in 2015 relative to our losses before income taxes is primarily due to the impact of the 2015 write-off of goodwill that did not provide a corresponding tax benefit.
Comparison of the nine months ended September 30, 2016 with the nine months ended September 30, 2015:
Grain Group

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$1,611,992	$1,705,393
Cost of sales and merchandising revenues	1,547,776	1,620,737
Gross profit	64,216	84,656
Operating, administrative and general expenses	83,127	89,020
Interest expense	7,185	5,066
Equity in earnings (loss) of affiliates, net	(6,141)	10,764
Other income, net	3,671	2,682
Income (loss) before income taxes	(28,566)	4,016
Income (loss) attributable to noncontrolling interest	(3)	(8)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(28,563)	$4,024

Operating results for the Grain Group have decreased $32.6 million compared to the results of the same period last year. Sales and merchandising revenues decreased $93.4 million. This was partially offset by a decrease of cost of sales and merchandising revenues of $73.0 million for a net unfavorable gross profit impact of $20.4 million. This decrease was primarily driven by elevated basis levels in the eastern corn belt causing significant reductions in space income and basis appreciation as well as reduced opportunities to earn margins on grain purchases and sales. Additionally, we saw reduced gross profit of $3.2 million from the sale of our Iowa grain assets in 2016.

Operating, administrative and general expenses showed a decrease of $5.9 million compared to the same period in 2015, $5.3 million of which was due to prior year expenses incurred at the underperforming assets in Iowa which were sold earlier in the year and lower labor and benefit expenses.

The reductions in gross profit and expenses noted above in relation to the sale of Iowa assets have combined for a net positive impact of $2.1 million so far this year, excluding the impact of the sale transaction itself.

Equity in earnings of affiliates decreased $16.9 million compared to the same period in 2015. This was driven by reduced performance at Lansing Trade Group.

Ethanol Group

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$396,626	$413,130
Cost of sales and merchandising revenues	383,419	394,736
Gross profit	13,207	18,394
Operating, administrative and general expenses	8,380	8,684
Interest expense	34	50
Equity in earnings (loss) of affiliates, net	9,930	12,531
Other income, net	39	83
Income (loss) before income taxes	14,762	22,274
Income (loss) attributable to noncontrolling interests	1,714	1,441
Income (loss) before income taxes attributable to The Andersons, Inc.	$13,048	$20,833

Operating results for the Ethanol Group decreased $7.8 million compared to the results of the same period last year. Sales and merchandising revenues decreased $16.5 million, due to a decline in the average price of ethanol and a decrease in DDG prices. Ethanol gallons sold were up 1.3 percent compared to the prior year. The $11.3 million decrease in cost of sales is due to lower input costs, primarily corn and natural gas. The ethanol plants' performance was also unfavorably impacted by pricing pressure on ethanol byproducts compared to the prior year.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$588,797	$660,440
Cost of sales and merchandising revenues	493,144	569,456
Gross profit	95,653	90,984
Operating, administrative and general expenses	74,814	80,136
Interest expense	5,559	5,106
Other income, net	2,728	2,441
Income (loss) before income taxes	$18,008	$8,183

Operating results for the Plant Nutrient Group increased $9.8 million from the same period last year. Sales and merchandising revenues decreased $71.6 million primarily due to significant declines in fertilizer prices. The decrease in cost of sales and merchandising revenues of $76.3 million exceeds the impact of lower sales noted above due to a decrease in the cost of raw materials and is also impacted by an increase in the proportion of higher margin specialty products. The total net positive impact to gross profit of the items noted above was $4.7 million.

Operating, administrative, and general expenses decreased $5.3 million due primarily to a $2.3 million decrease in labor and benefits as well as a $1.4 million reduction in maintenance costs compared to the prior year.

Rail Group

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$118,152	$134,497
Cost of sales and merchandising revenues	77,463	81,435
Gross profit	40,689	53,062
Operating, administrative and general expenses	14,396	18,984
Interest expense	5,608	4,929
Other income, net	2,013	14,766
Income (loss) before income taxes	$22,698	$43,915

Operating results for the Rail Group decreased $21.2 million from the same period last year. Sales and merchandising revenues decreased $16.3 million, partially offset by a $4.0 million decrease in cost of sales. The net gross profit decline of $12.3 million was primarily driven by a decrease of $6.0 million in gains on the sale of railcars, and a $4.2 million reduction in base leasing margin caused by lower utilization rates compared to the prior year.

The decline in other income of $12.8 million is primarily driven by higher than normal lease settlement activity in the prior year.
Retail Group

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$96,168	$101,562
Cost of sales and merchandising revenues	68,121	71,984
Gross profit	28,047	29,578
Operating, administrative and general expenses	30,513	31,037
Interest expense	441	308
Other income, net	263	284
Income (loss) before income taxes	$(2,644)	$(1,483)

Operating results for the Retail Group declined by $1.2 million from the same period last year. This was driven primarily by a 3% decrease in customer count.
Other

	Nine months ended September 30,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	22,823	23,183
Interest expense (income)	(781)	751
Other income (loss), net	2,430	(21)
Income (loss) before income taxes	$(19,612)	$(23,955)

The other operating loss not allocated to business segments decreased $4.3 million compared to the same period in the prior year. Interest expense declined due to mark-to-market adjustments on interest rate derivative contracts.

The majority of the change in other income was a $1.3 million gain on final settlement of our pension plan.

Income Taxes

Income tax expense of $1.5 million was provided at 32.0%. In 2015, income tax expense of $17.6 million was provided at 33.2%. The lower 2016 effective tax rate is due primarily to a tax benefit related to railroad track maintenance credit transactions.

Liquidity and Capital Resources
Working Capital
At September 30, 2016, we had working capital of $230.9 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2016	September 30, 2015	Variance
Current Assets:
Cash and cash equivalents	$78,158	$40,658	$37,500
Restricted cash	190	181	9
Accounts receivable, net	173,593	201,664	(28,071)
Inventories	427,754	527,789	(100,035)
Commodity derivative assets – current	59,837	60,965	(1,128)
Deferred income taxes	—	6,735	(6,735)
Other current assets	43,761	66,411	(22,650)
Total current assets	783,293	904,403	(121,110)
Current Liabilities:
Short-term debt	—	82,801	(82,801)
Trade and other payables	356,931	466,428	(109,497)
Customer prepayments and deferred revenue	15,725	23,581	(7,856)
Commodity derivative liabilities – current	59,770	49,911	9,859
Accrued expenses and other current liabilities	68,465	71,593	(3,128)
Current maturities of long-term debt	51,520	26,989	24,531
Total current liabilities	552,411	721,303	(168,892)
Working Capital	$230,882	$183,100	$47,782
In comparison to September 30, 2015, current assets decreased significantly. This was primarily due to declining commodity prices resulting in a decline in the value of both inventory and accounts receivable in our Grain and Plant Nutrient segments. This was partially offset by increases in our cash on hand compared to the prior year which is caused by a reduced need for margin deposits on our grain contracts due to the lower prices.
Current liabilities were down compared to the prior year due to many of the same factors driving the changes in our current assets. We paid off all of our short-term line of credit borrowings due to reduced margin needs in the grain business. Additionally, our accounts payable balance is lower due to substantial declines in prices for recently purchased fertilizer and grain inventory. This was partially offset by a greater portion of our long-term debt becoming current compared to the prior year.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $41.3 million and $57.8 million in the first nine months of 2016 and 2015, respectively. The cash provided year to date is primarily a result of seasonal changes in the use of working capital, particularly the fact that we have seen significant reductions in prepaid fertilizer balances compared to the beginning of the period and that our prepaid income tax balances have declined compared to the prior year.
Investing Activities
Investing activities provided cash of $4.8 million through the first nine months of 2016, compared to using cash of $212.4 million in the prior year. This change is due to $124.6 million for the prior year acquisition of Kay Flo Industries, Inc, net of cash received and prior to final working capital adjustments, as well as a $33.5 million decrease in net spend on railcar acquisitions and sales. Cash provided in the current year was positively impacted by the $54.3 million sale of underperforming assets in Iowa as well as the redemption of our investment in the Iowa Northern Railway Corporation which provided proceeds of $13.5 million. We also received $7.4 million in return of capital distributions from our ethanol investments. This was offset by a $13.8 million increase in purchases of other property, plant, and equipment. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group asset market.

In 2016, we expect to spend a total of $99.8 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $73.9 million during the year.
Additionally, total capital spending for 2016 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending and the construction of a new corporate headquarters building is expected to be approximately $106.4 million.
Financing Activities
Financing activities used cash of $31.7 million and provided cash of $80.6 million for the nine months ended September 30, 2016 and 2015, respectively. Short term borrowings used cash of $15.0 million in the current year compared to providing cash of $79.7 million in the prior year. This change was driven primarily by declines in commodity prices and associated working capital requirements. In addition, the current year saw a decrease of $74.6 million in funds provided by long-term debt issuance, but this was largely offset by $49.1 million in prior year repurchases of the company's common stock. We also received $14.0 million in reimbursement payments related to the long-term financing agreement of our new corporate headquarters.
We are party to borrowing arrangements with a syndicate of banks that provides a total of $872.5 million in borrowings, which includes $22.5 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $809.9 million remaining available for borrowing at September 30, 2016. Peak short-term borrowings to date were $412.0 million on January 6, 2016. Typically, our highest borrowing occurs in the late Winter and early Spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $13.0 million in dividends in the first nine months of 2016 compared to $12.0 million in the prior year. We paid $0.155 per common share for the dividends paid in January, April, and July 2016, and $0.14 per common share for the dividends paid in January, April, and July 2015. On August 26, 2016, we declared a cash dividend of $0.155 per common share payable on October 24, 2016 to shareholders of record on October 3, 2016.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2016. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at September 30, 2016:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	255
Owned-railcar assets leased to others	On balance sheet – non-current	15,695
Railcars leased from financial intermediaries	Off balance sheet	4,282
Railcars – non-recourse arrangements	Off balance sheet	2,971
Total Railcars		23,203
Locomotive assets leased to others	On balance sheet – non-current	36
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		40
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 413 railcars for third-party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2016.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were effective.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 8, 2016	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.