Form 10-K
period 2016-12-31
Andersons, Inc.
filed 2017-03-01
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $944.2 million as of June 30, 2016, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 28.2 million common shares outstanding, no par value, at February 24, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2017, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 15, 2017.

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

The Company has a lease and marketing agreement with Cargill, Incorporated (“Cargill”) for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill is given the marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The lease of the Cargill-owned facilities covers approximately 6%, or 8.7 million bushels, of the Company's total storage space.

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are corn, soybeans and wheat. Approximately 97% of grain sales by the Company in 2016 were purchased by U.S. grain processors and feeders, and approximately 3% were exported. Most of the Company's exported grain sales are done through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. Grain shipments from our facilities are by rail, truck, or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions where producers sell grain to the Company but have it delivered directly to the end user.

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

Fixed price purchase and sale commitments as well as grain held in inventory expose the Company to risks related to adverse changes in market prices. Grain prices are typically comprised of two components, futures prices on the CME and local basis adjustments. The Company manages the futures price risk by entering into exchange-traded futures and option contracts with the CME. The contracts are economic hedges of price risk, but are not designated or accounted for as hedging instruments. The CME is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

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

Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on the CME, it also enters into an offsetting sale of a futures contract on the CME. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the CME. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company's ownership positions due to changing market prices are netted with, and generally offset in the statement of operations by, losses and gains in the value of the Company's futures positions.

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

The Company owns 33% of the equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol and is exposed to some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company, along with LTG, also established joint ventures and purchased a grain and food-bean handler and agronomy input provider with 12 locations across Ontario, Canada and Minnesota. These investments are accounted for under the equity method. The Company periodically enters into transactions with these joint ventures as disclosed in Note 12 to the Consolidated Financial Statements in Item 8.

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
The Company holds an 85% interest in The Andersons Denison Ethanol LLC ("TADE"), which is a consolidated entity that was acquired on May 1, 2012. The Company holds a 55% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 39% interest in The Andersons Clymers Ethanol LLC (“TACE”). The Company holds a 50% interest in The Andersons Marathon Ethanol LLC (“TAME”) through its majority owned subsidiary The Andersons Ethanol Investment LLC (“TAEI”). A third party owns 34% of TAEI. All operating ethanol LLC investments, except TADE, are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index. Additionally, the Company has entered into agreements with each of the unconsolidated LLCs under which it has the exclusive right to act as supplier for

100% of the corn used by the LLCs in the production of ethanol. For this service, the Company receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases 100% of the ethanol produced by TAAE, TACE and TADE and 50% of the ethanol produced by TAME at the same price it will resell the ethanol to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers sourced from these LLCs. Under the distillers dried grains ("DDG") and corn oil marketing agreements, the Company markets the DDG and corn oil and receives a fee on units sold.

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

Wholesale Nutrients - The Wholesale Nutrients business manufactures, stores, and distributes dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur. Product lines include base nutrients which are typically bought and sold as commodities and value add products which support more sustainable farming practices and command higher margins. The distribution and sales channels for both types of nutrients are shared within the Wholesale Nutrients business.

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

Turf Products - Proprietary professional turf care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also produces and sells fertilizer and control products to various markets.

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

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets, but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. We are under contract to provide maintenance services for many of the Rail Group assets that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar, locomotive and barge positions at December 31, 2016.

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

In January 2017, the Company announced the decision to close all remaining retail operations in the first half of 2017.

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to our success, and we recognize the worth and dignity of every individual. We strive to treat each person with respect and utilize his or her unique talents. At December 31, 2016, the Company had 2,176 full-time and 822 part-time or seasonal employees.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2016.

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

Corn - The principal raw material that the ethanol LLCs use to produce ethanol and co-products is corn. As a result, an increase in the price of corn in the absence of a corresponding increase in petroleum based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm our income generated from our investments in ethanol LLCs. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

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

Many of our business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Other regulations are applicable generally to all our businesses and corporate functions, including, without limitation, those promulgated under the Internal Revenue Code, the Affordable Care Act, the Employee Retirement Income Security Act (ERISA) and other employment and health care related laws, federal and state securities laws, and the US Patriot Act. Failure to comply with such regulations can result in additional costs, fines or criminal action.

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

Grain and Ethanol businesses - In our Grain and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

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

The Company's information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, human resources and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events or power outages, and the Company's business continuity plans do not effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company's revenues and operating results. Our security measures may also be breached due to employee error, malfeasance, or otherwise. In addition, although the systems have been refreshed periodically, portions of the infrastructure are outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.
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

In early 2012, the Company began the design and implementation of a new Enterprise Resource Planning ("ERP") system, requiring significant capital and human resources to deploy. The system will be more expensive and take longer to fully implement than originally planned, including increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented. The ultimate costs and schedules are not yet known. If for any reason this implementation is not successful, the Company could be required to expense rather than capitalize related amounts. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company's ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to the Company's core businesses, adverse customer reactions, loss of key information, delays in decision making, as well as unforeseen additional costs due to the inability to integrate vital information processes.

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

Item 2. Properties

The Company's principal agriculture, rail, retail and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Canada	140	—	—
Florida	—	3	22
Illinois	10,831	55	11
Indiana	26,544	145	141
Iowa	2,600	—	69
Michigan	28,789	70	48
Minnesota	—	—	47
Nebraska	12,272	—	45
Ohio	42,483	186	65
Puerto Rico	—	—	23
Tennessee	16,135	—	—
Texas	1,412	—	—
Wisconsin	—	29	77
	141,206	488	548

The grain facilities are mostly concrete and steel tanks, with some flat storage, which is primarily cover-on-first temporary storage. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 90% of the total storage capacity is owned, while the remaining 10% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns 98% of the dry and liquid storage facilities.

Retail Store Properties

Name	Location	Square Feet
Maumee Store	Maumee, OH	166,000
Toledo Store	Toledo, OH	162,000
Sawmill Store	Columbus, OH	169,000
Brice Store	Columbus, OH	159,000
Distribution Center (1)	Maumee, OH	245,000
(1) Facility leased

The lease for the distribution center is an operating lease with several renewal options and provides for minimum aggregate annual lease payments approximating $0.8 million for 2017. This lease expires in 2018 and we do not intend to renew it.

In January 2017, the Company announced the planned closure of all four retail stores in the first half of 2017. These properties are owned by the Company so no lease termination charges apply. These properties will continue to be held until suitable buyers can be identified or alternate uses can be found.

Other Properties

The Company owns an ethanol facility in Denison, Iowa with a nameplate capacity of 55 million gallons. The Company owns lawn fertilizer production facilities in Maumee, Ohio, Bowling Green, Ohio, Montgomery, Alabama, and Mocksville, North Carolina. It also owns a corncob processing and storage facility in Delphi, Indiana and two cob facilities located in Central Illinois which were closed in the fourth quarter of 2016. The Company leases a lawn fertilizer warehouse facility in Toledo,

Ohio. The Company operates 16 railcar repair facilities and one fabrication shop throughout the country, primarily in the Midwest, South, and West.

The Company also owns an auto service center that is leased to its former venture partner. The Company's administrative office building is leased under a build-to-suit financing arrangement. The lease on our previous administrative building expired at the end of 2016. The Company owns approximately 2,084 acres of land on which the above properties and facilities are located and approximately 412 acres of farmland and land held for future use.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of March 1, 2017) are presented in the table below.

Name	Position	Age	Year Assumed

Daniel T. Anderson	President, Retail Group President, Retail Group and Vice President, Corporate Operations Services	61	2015 2009
Valerie Blanchett	Vice President, Human Resources Vice President, Human Resources, Food Ingredients and Systems (Cargill)	55	2016 2010
Patrick E. Bowe	President and Chief Executive Officer Corporate Vice President, Food Ingredients and Systems (Cargill)	58	2015 2007
Naran U. Burchinow	Senior Vice President, General Counsel and Secretary	63	2005
James C. Burmeister	Vice President, Finance and Treasurer Vice President of Finance, Roofing and Asphalt Business (Owens-Corning) Vice President, Internal Audit (Owens-Corning)	49	2015 2013 2011
John Granato	Chief Financial Officer Principal - Finance & Operations (Global Infrastructure Partners)	51	2012 2009
Michael S. Irmen	President, Ethanol Group Vice President and General Manager, Ethanol Group Vice President, Commodities and Risk, Ethanol Group	63	2016 2015 2012
Corbett Jorgenson	President, Grain Group Vice President, Transportation and Logistics Americas (Cargill) Senior Vice President, Commercial Lead, AgHorizons USA (Cargill)	42	2016 2015 2014
Anthony Lombardi	Chief Information Officer Vice President, Global Business Services and Chief Information Officer (Armstrong World Industries)	58	2016 2010
Anne G. Rex	Vice President, Corporate Controller Assistant Controller	52	2012 2002
Rasesh H. Shah	President, Rail Group	62	1999
Tamara S. Sparks	Vice President, Financial Planning & Analysis Vice President, Corporate Business /Financial Analysis	48	2015 2007
William J. Wolf	President, Plant Nutrient Group Vice President of Supply & Merchandising, Plant Nutrient Group	59	2012 2008

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

Shareholders

At February 13, 2017, there were approximately 28.2 million common shares outstanding, 1,244 shareholders of record and approximately 11,676 shareholders for whom security firms acted as nominees.

The following table sets forth the high and low bid prices for the Company's Common Shares for the four fiscal quarters in each of 2016 and 2015.

	2016		2015
	High	Low	High	Low
Quarter Ended
March 31	$32.24	$24.01	$53.33	$39.41
June 30	$36.46	$25.94	$47.10	$39.00
September 30	$38.30	$34.40	$39.22	$31.97
December 31	$44.80	$34.50	$38.49	$30.70

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2015 to January 2017 are as follows:

Payment Date	Amount
1/23/2015	$0.1400
4/22/2015	$0.1400
7/22/2015	$0.1400
10/22/2015	$0.1400
1/25/2016	$0.1550
4/22/2016	$0.1550
7/22/2016	$0.1550
10/24/2016	$0.1550
1/25/2017	$0.1600

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2016 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	969,457 (1)	$35.33	945,367 (2)
Equity compensation plans not approved by security holders	—	—	—

(1)
This number includes 325,000 Non-Qualified Stock Options (“Options”), 117,868 total shareholder return-based performance share units, 303,854 earnings per share-based performance share units, and 222,735 restricted shares outstanding under The Andersons, Inc. 2014 Long-Term Performance Compensation Plan. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 137,394 Common Shares available to be purchased under the Employee Share Purchase Plan and 807,973 shares available under equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In October 2014, the Board approved the repurchase of shares at a value not to exceed $50.0 million. The Company repurchased approximately 1.2 million shares, exhausting the October 2014 authorization amount in 2015.

No shares were repurchased in 2016.

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
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2011 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2011	2012	2013	2014	2015	2016
The Andersons, Inc.	$100.00	$99.69	$209.39	$188.75	$114.18	$164.28
NASDAQ U.S.	100.00	117.45	164.57	188.84	201.98	219.89
Peer Group Index	100.00	127.21	172.59	223.57	221.29	240.72

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2016 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)	For the years ended December 31,
	2016	2015	2014	2013	2012
Operating results
Sales and merchandising revenues (a)	$3,924,790	$4,198,495	$4,540,071	$5,604,574	$5,272,010
Gross profit	345,506	375,838	397,139	365,225	358,005
Equity in earnings of affiliates	9,721	31,924	96,523	68,705	16,487
Other income, net (b)	14,775	46,472	31,125	14,876	14,725
Net income (loss)	14,470	(11,322)	122,645	95,702	75,565
Net income (loss) attributable to The Andersons, Inc.	11,594	(13,067)	109,726	89,939	79,480

Financial position
Total assets	2,232,849	2,359,101	2,364,692	2,273,556	2,182,304
Working capital	258,350	241,485	226,741	229,451	304,346
Long-term debt (c)	397,065	436,208	298,638	371,150	407,176
Long-term debt, non-recourse (c)	—	—	—	4,063	20,067
Total equity	790,697	783,739	824,049	724,421	611,445

Cash flows / liquidity
Cash flows from (used in) operations	39,585	154,134	(10,071)	337,188	328,482
Depreciation and amortization	84,325	78,456	62,005	55,307	48,977
Cash invested in acquisitions (d)	—	(128,549)	(20,037)	(15,252)	(220,257)
Purchase of investments (e)	(2,523)	(938)	(238)	(49,251)	—
Investments in property, plant and equipment	(77,740)	(72,469)	(59,675)	(46,786)	(69,274)
Net proceeds from (investment in) Rail Group assets (f)	(28,579)	(38,407)	(57,968)	4,648	(20,397)
EBITDA (g)	123,949	85,219	254,992	219,917	195,180

Per share data (h)
Net income (loss) - basic	0.41	(0.46)	3.85	3.20	2.85
Net income (loss) - diluted	0.41	(0.46)	3.84	3.18	2.82
Dividends declared	0.6250	0.5750	0.4700	0.4300	0.4000
Year-end market value	44.70	31.63	53.14	59.45	28.60

Ratios and other data
Net income attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	1.5%	(1.6)%	15.6%	15.1%	15.2%
Funded long-term debt to equity ratio (i)	0.5-to-1	0.6-to-1	0.4-to-1	0.5-to-1	0.7-to-1
Weighted average shares outstanding (000's)	28,193	28,288	28,367	27,986	27,784
Effective tax rate	32.3%	2.1%	33.4%	36.0%	37.1%
(a) Includes sales of $854.6 million in 2016, $872.1 million in 2015, $1,064.4 million in 2014, $1,333.2 million in 2013, and $1,359.4 million in 2012 pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs.
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
(i) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth (1) our calculation of EBITDA and (2) a reconciliation of EBITDA to our net cash flow provided by (used in) operations.

	For the years ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income (loss) attributable to The Andersons, Inc.	$11,594	$(13,067)	$109,726	$89,939	$79,480
Add:
Provision for income taxes	6,911	(242)	61,501	53,811	44,568
Interest expense	21,119	20,072	21,760	20,860	22,155
Depreciation and amortization	84,325	78,456	62,005	55,307	48,977
EBITDA	123,949	85,219	254,992	219,917	195,180
Add/(subtract):
Benefit (provision) for income taxes	(6,911)	242	(61,501)	(53,811)	(44,568)
Interest expense	(21,119)	(20,072)	(21,760)	(20,860)	(22,155)
Goodwill impairment	—	56,166	—	—	—
Asset impairment	9,107	285	3,090	—	—
Realized gains on Rail Group assets and related leases	(11,019)	(13,281)	(15,830)	(19,366)	(23,665)
Gain on sale of investments in affiliates	(685)	(22,881)	(17,055)	—	—
Deferred income taxes	6,030	27,279	21,815	40,374	16,503
Excess tax benefit from share-based payment arrangement	13	(1,299)	(1,806)	(1,001)	(162)
Equity in earnings of unconsolidated affiliates, net of distributions received	14,766	(677)	28,749	(50,953)	8,134
Noncontrolling interest in income (loss) of affiliates	2,876	1,745	12,919	5,763	(3,915)
Changes in working capital and other	(77,422)	41,408	(213,684)	217,125	203,130
Net cash provided by (used in) operations	$39,585	$154,134	$(10,071)	$337,188	$328,482

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

Grain Group
Total grain storage capacity is approximately 150 million bushels as of December 31, 2016 compared to 164 million bushels at December 31, 2015. Storage decreased due to the sale of assets in Iowa during 2016. Grain inventories on hand at December 31, 2016 were 108.4 million bushels, of which 0.9 million bushels were stored for others. This compares to 119.8 million bushels on hand at December 31, 2015, of which 3.4 million bushels were stored for others.
2016 performance in the Grain Group reflected challenges in core grain assets, as well as lower returns from affiliates. The 2015 harvest saw significant challenges in the Eastern Corn Belt where many of our facilities are located and the limited opportunities for space income during the first nine months of 2016. In the fourth quarter of 2016, we saw significantly better production in our core regions which has allowed us to purchase grain at more typical prices.
Additionally, performance at one of our equity method grain affiliates was challenged due to weakness in the export market for DDGs as well as losses on trading positions during periods of market volatility in the first half of the year.
Corn acre planting estimates for 2017 are approximately 90 to 93 million acres, which is down modestly from the 94 million planted in 2016. Soybean acres to be planted are estimated at approximately 87 to 90 million acres, which is up compared to the 83 million planted in 2016. Additionally, we are expecting a decline in acres dedicated to wheat in 2017. The high wheat stocks on hand in domestic storage facilities, combined with wheat's ability to be stored for long periods of time have provided strong storage rates for the Company in 2016 which shifts incentive for production to other grains.
Assuming yields in the areas the Company does business are consistent with trends, this should create a good base for the Company's Grain Group in 2017 with combined corn and soybean acreage ranging from flat to a small increase. In 2017, our Grain Group will also continue its focus on driving profitable growth and enhancing risk management and grain marketing services.

Ethanol Group
The Ethanol Group continued to execute well, realizing high levels of production and exercising effective risk management throughout the year. Some weakness in margins on co-products, such as DDG, occurred in the second half of the year due to lower international demand as well as localized elevated levels of vomitoxin in the 2016 corn crop. Higher gasoline demand, improved demand and prices for DDG in relation to corn price, and an ample corn supply are factors that could potentially improve margins going into 2017.
Volumes shipped for the years ended December 31, 2016 and 2015 were as follows:

	Twelve months ended December 31,
(in thousands)	2016	2015
Ethanol (gallons shipped)	295,573	301,009
E-85 (gallons shipped)	37,709	35,432
Corn Oil (pounds shipped)	14,794	15,557
DDG (tons shipped)	164	168
The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs are higher, however, the portion of this volume that is sold directly to their customers is excluded here.
Construction is nearing completion of a project to double the ethanol production capacity of our facility in Albion, Michigan. Albion is positioned in an attractive market for supply of corn and demand for ethanol. The group expects to complete the expansion on time and on budget in the first half of 2017.

Plant Nutrient Group
While the Plant Nutrient Group experienced a slight increase in volumes for the year, it was primarily due to activity from the first full year of sales following the acquisition of Kay Flo Industries, Inc. in the second quarter of 2015. Looking at second half sales between 2015 and 2016 which included the impact of this acquisition in both periods, sales volume declined approximately 7 percent.
Total storage capacity at our wholesale nutrient and farm center facilities was approximately 489 thousand tons for dry nutrients and approximately 547 thousand tons for liquid nutrients at December 31, 2016.
During the fourth quarter of 2016, the Plant Nutrient business closed one of its cob facilities in Mt. Pulaski, IL and recorded an asset impairment charge of approximately $2.3 million.
We have seen modest signs of improvement in fertilizer shipments in the early weeks of 2017 compared to the prior year and anticipate this trend will continue if current expectations for the planting season are met.
Tons shipped by product line (including sales and service tons) for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	Twelve months ended December 31,
	2016	2015
Wholesale Nutrients - Base Nitrogen, Phosphorus, Potassium (NPK)	1,246	1,234
Wholesale Nutrients - Value Add products	491	398
Other (Includes Farm Center, Turf, and Cob tons)	553	604
Total tons	2,290	2,236

Rail Group
The Rail Group experienced a decline in financial results from its base leasing business in 2016. This included the impact of higher than normal lease settlement activity in the previous year as well as decreases in lease utilization rates and higher storage costs on idle cars. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2016 were 23,236 compared to 23,180 at December 31, 2015. The average utilization rate (Rail Group assets under management that are in lease service, exclusive of those managed for third-party investors) is 87.8% for the year ended December 31, 2016 which is 4.6 percentage points lower than the prior year.
For the year ended December 31, 2016, Rail had gains on sales of Rail Group assets and related leases in the amount of $11.0 million compared to $13.3 million of gains on sales of Rail Group assets and related leases for the year ended December 31, 2015.
In 2017, the Group will continue to focus on ways to strategically grow the rail fleet in a challenged leasing environment and continue to look for opportunities to open new repair facilities and other adjacent businesses. We also anticipate future repair business related to new U.S. Department of Transportation rules affecting tank cars across the country.

Retail Group
The retail industry is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers.

In January 2017, the Company announced that the Retail segment will be closed in the first half of 2017 and incurred asset impairment charges of $6.5 million in the fourth quarter of 2016.

Other
Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including a significant portion of our ERP project and the settlement charges from the termination of our defined benefit pension plan in 2015.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 13 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2016	2015	2014
Sales and merchandising revenues	$3,924,790	$4,198,495	$4,540,071
Cost of sales and merchandising revenues	3,579,284	3,822,657	4,142,932
Gross profit	345,506	375,838	397,139
Operating, administrative and general expenses	318,395	337,829	315,791
Pension settlement	—	51,446	—
Asset impairment	9,107	285	3,090
Goodwill impairment	—	56,166	—
Interest expense	21,119	20,072	21,760
Equity in earnings of affiliates	9,721	31,924	96,523
Other income, net	14,775	46,472	31,125
Income (loss) before income taxes	21,381	(11,564)	184,146
Income attributable to noncontrolling interests	2,876	1,745	12,919
Income (loss) before income taxes attributable to The Andersons, Inc.	$18,505	$(13,309)	$171,227

Comparison of 2016 with 2015

Grain Group

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$2,357,171	$2,483,643
Cost of sales and merchandising revenues	2,249,089	2,359,998
Gross profit	108,082	123,645
Operating, administrative and general expenses	112,507	121,833
Goodwill impairment	—	46,422
Interest expense	7,955	5,778
Equity in earnings of affiliates	(8,746)	14,703
Other income, net	5,472	26,229
Income (loss) before income taxes	(15,654)	(9,456)
Loss attributable to noncontrolling interests	(3)	(10)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(15,651)	$(9,446)

Operating results for the Grain Group decreased $6.2 million compared to full year 2015 results. Sales and merchandising revenues decreased $126.5 million compared to 2015. This was partially offset by a decrease of cost of sales and merchandising revenues of $110.9 million for a net unfavorable gross profit impact of approximately $15.6 million. The decrease was driven by $6.0 million in gross profit reduction from the 2016 sale of underperforming assets in Iowa as well as $4.4 million of decrease in margins on sale of grain. We also saw a significant decline in opportunities for basis appreciation compared to 2015 for a negative gross profit variance of $14.2 million compared to the prior year. This was caused by a poor harvest causing elevated basis levels in the fourth quarter of 2015. These items were partially offset by $4.5 million of increased income from blending operations, $3.9 million of increased earnings on risk management fees, and a $1.7 million favorable variance on trading income.

Operating, administrative and general expenses were $9.3 million lower than in 2015. The decrease was primarily due to $8.2 million in reduced costs from the sale of Iowa facilities with cost reductions in labor and benefits at remaining facilities accounting for an additional $1.7 million. The decreases were offset by $2.7 million of additional allocation charges, including amortization and support costs for the company's new Enterprise Resource Planning system.

The Grain Group recognized a goodwill impairment charge of $46.4 million in 2015 driven by compressed margins over the past several years and anticipated unfavorable operating conditions in domestic and global commodity markets, including oil and ethanol, as well as foreign currency exchange impacts.

Equity in earnings of affiliates decreased $23.4 million due to the reduced operating results of Lansing Trade Group ("LTG") and Thompsons Limited. The declines were largely driven by reduced performance at LTG caused by historically soft margins at grain handling facilities. Also included in our equity results is a charge of $1.5 million (our proportional share) related to an LTG debt refinancing completed in the fourth quarter of 2016. This refinancing should result in lower relative interest charges in future years.

Other income decreased $20.3 million, which is attributable to a prior year gain of $23.1 million from equity ownership transactions in LTG which reduced our ownership from 39 percent to 31 percent.

Ethanol Group

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$544,556	$556,188
Cost of sales and merchandising revenues	524,252	531,864
Gross profit	20,304	24,324
Operating, administrative and general expenses	11,211	11,594
Interest expense	35	70
Equity in earnings of affiliates	18,467	17,221
Other income, net	77	377
Income before income taxes	27,602	30,258
Income attributable to noncontrolling interests	2,879	1,755
Income (loss) before income taxes attributable to The Andersons, Inc.	$24,723	$28,503

Operating results for the Ethanol Group decreased $3.8 million from full year 2015 results. Sales and merchandising revenues decreased $11.6 million which was partially offset by a decrease in cost of sales and merchandising revenues of $7.6 million for a net gross profit impact of $4.0 million. The decline in revenues and associated cost of sales is largely driven by a three percent decline in average ethanol sales price and a fifteen percent decline in average DDG sales price compared to the prior year. While corn and natural gas costs declined during the year, we also saw a nine percent decrease in DDG sales prices realized relative to the value of the corn feedstock. Marketing fees received from our joint venture due to a renegotiated operating agreement.

Equity in earnings of affiliates increased $1.2 million from prior year and represents an increase in income from investments in three unconsolidated ethanol LLCs. Throughout the year, the ethanol facilities' productivity and output remained strong, and the increase in earnings is primarily attributable to modest increases in average margins compared to the prior year.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$725,176	$848,338
Cost of sales and merchandising revenues	603,045	728,798
Gross profit	122,131	119,540
Operating, administrative and general expenses	102,892	105,478
Asset impairment	2,331	—
Goodwill impairment	—	9,744
Interest expense	6,448	7,243
Other income, net	3,716	3,046
Income (loss) before income taxes attributable to The Andersons, Inc.	$14,176	$121

Operating results for the Plant Nutrient Group increased $14.1 million compared to full year 2015 results. Sales and merchandising revenues decreased $123 million primarily due to lower base nutrient prices throughout the year. Volumes were up two percent, however the impact on revenues from that increase was minimal. Cost of sales and merchandising revenues decreased $126 million, in line with the decline in revenues. Margins did improve modestly due to the impact of prior year Kay Flo inventory being stepped up to fair value at acquisition causing margin compression in the second half of 2015. Total gross profit increased by $2.8 million.

Operating, administrative, and general expenses decreased $2.6 million from the prior year. This included a reduction in labor and benefits of $3.4 million and maintenance reductions of $1.2 million. Smaller reductions were realized in a number of other categories as part of our overall cost control efforts. These items were partially offset by a $3.4 million increase in depreciation and amortization, largely due to the full-year impact of the Kay Flo acquisition. The prior year included goodwill impairment charges of $9.7 million for our Farm Center and Cob businesses due to reduced volumes over the past several years while the current year included $2.3 million of asset impairments associated with the closure of a cob processing facility.

Rail Group

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$163,658	$170,848
Cost of sales and merchandising revenues	107,729	103,161
Gross profit	55,929	67,687
Operating, administrative and general expenses	18,971	25,650
Asset impairment	287	285
Interest expense	6,461	7,006
Other income, net	2,218	15,935
Income (loss) before income taxes attributable to The Andersons, Inc.	$32,428	$50,681

Operating results for the Rail Group decreased $18.3 million compared to the full year 2015 results. Sales and merchandising revenues decreased $7.2 million. The decrease was driven by a five percentage point decrease in average lease utilization rates during the year as well as a reduction in car sales compared to 2015. Cost of sales and merchandising revenues increased $4.6 million due to higher storage costs associated with our reduced utilization rates as well as a periodic revision to our repair overhead rates which increased the amount of cost absorption. As a result of these factors, Rail gross profit declined $11.8 million compared to the prior year.

Operating expenses decreased by $6.7 million, largely due to the impact of higher overhead rates noted above. Other income decreased $13.7 million, primarily due to higher than normal lease settlement activity in the prior year.

Retail Group

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$134,229	$139,478
Cost of sales and merchandising revenues	95,169	98,836
Gross profit	39,060	40,642
Operating, administrative and general expenses	41,430	41,298
Asset impairment	6,489	—
Interest expense	496	356
Other income, net	507	557
Income (loss) before income taxes attributable to The Andersons, Inc.	$(8,848)	$(455)

Operating results for the Retail Group declined $8.4 million compared to the prior year. The largest contributors to this decline were a $6.5 million impairment of long-lived assets as well as approximately $0.7 million of incremental cost associated with closing the segment's specialty food store in the fourth quarter of 2016. Customer count declined 4 percent compared to the prior year.

In January 2017, the Company announced that the Retail segment will be closed in the first half of 2017. We expect to incur incremental severance and shut-down costs in the range of $9 to $14 million as well as future gains or losses on the disposition of property, however the timing and amounts of those asset sales is not known at this point.

Other

	Year ended December 31,
(in thousands)	2016	2015
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	31,384	31,976
Pension settlement	—	51,446
Interest expense (income)	(276)	(381)
Equity in earnings of affiliates	—	—
Other income, net	2,785	328
Income (loss) before income taxes attributable to The Andersons, Inc.	$(28,323)	$(82,713)

The net corporate operating loss (costs not allocated back to the business units) decreased $54.4 million to a loss of $28.3 million for 2016. The most significant decrease was due to the prior year $51.4 million settlement charge for the termination of the defined benefit pension plan.

Income Taxes
Income tax expense of $6.9 million was provided at 32.3%. In 2015, an income tax benefit of $0.2 million was provided at 2.1%. The lower effective tax rate in 2015 relative to the loss before income taxes was due primarily to a goodwill write-off that did not provide a corresponding tax benefit.

Comparison of 2015 with 2014

Grain Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$2,483,643	$2,682,038
Cost of sales and merchandising revenues	2,359,998	2,550,909
Gross profit	123,645	131,129
Operating, administrative and general expenses	121,833	110,221
Asset impairment	—	3,090
Interest expense	5,778	8,785
Equity in earnings of affiliates	14,703	27,643
Other income, net	26,229	21,450
Income before income taxes	(9,456)	58,126
Loss attributable to noncontrolling interests	(10)	(10)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(9,446)	$58,136

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

Operating, administrative, and general expenses were $11.6 million higher than 2014 largely due to a $7.2 million increase in labor and benefits. The grain group also recognized a goodwill impairment charge of $46.4 million driven by compressed margins over the past several years and anticipated unfavorable operating conditions in domestic and global commodity markets, including oil and ethanol, as well as foreign exchange impacts. Equity in earnings of affiliates decreased $12.9 million due to reduced operating results of LTG and Thompsons Limited. It also includes our share ($2.8 million) of a correction of a prior period accounting error at Lansing Trade Group. Other income increased $4.8 million, which is attributable to a $6.0 million increase in gain from equity ownership transactions in LTG compared to the prior year. During the current year, our ownership interest was reduced from 39% to 31% resulting in a gain of $23.1 million whereas in the prior year out ownership was reduced from 48% to 39% resulting in a gain of $17.1 million.

Ethanol Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$556,188	$765,939
Cost of sales and merchandising revenues	531,864	717,882
Gross profit	24,324	48,057
Operating, administrative and general expenses	11,594	11,719
Interest expense	70	255
Equity in earnings (loss) of affiliates	17,221	68,880
Other income, net	377	223
Income (loss) before income taxes	30,258	105,186
Income (loss) attributable to noncontrolling interests	1,755	12,929
Income (loss) before income taxes attributable to The Andersons, Inc.	$28,503	$92,257

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

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$848,338	$802,333
Cost of sales and merchandising revenues	728,798	685,394
Gross profit	119,540	116,939
Operating, administrative and general expenses	105,478	91,519
Interest expense	7,243	5,278
Equity in earnings of affiliates	—	—
Other income, net	3,046	4,372
Income (loss) before income taxes attributable to The Andersons, Inc.	$121	$24,514

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

Rail Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$170,848	$148,954
Cost of sales and merchandising revenues	103,161	89,192
Gross profit	67,687	59,762
Operating, administrative and general expenses	25,650	24,164
Asset impairment	285	—
Interest expense	7,006	7,247
Other income, net	15,935	3,094
Income (loss) before income taxes attributable to The Andersons, Inc.	$50,681	$31,445

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

Operating expenses increased modestly by $1.5 million which was largely due to higher maintenance charges from moving additional railcars into service. Interest expense remained flat compared to the prior year. Other income increased $12.8 million due to higher than normal lease settlement activity in 2015.

Retail Group

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$139,478	$140,807
Cost of sales and merchandising revenues	98,836	99,555
Gross profit	40,642	41,252
Operating, administrative and general expenses	41,298	42,161
Interest expense	356	666
Other income, net	557	955
Income (loss) before income taxes attributable to The Andersons, Inc.	$(455)	$(620)

Operating results for the Retail Group improved slightly from the same period last year with a 1.3 percent decrease in customer count and 1.5 percent decrease in margins offset by effective cost controls and a modest increase in sales volume per customer.

Other

	Year ended December 31,
(in thousands)	2015	2014
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	31,976	36,007
Interest income	(381)	(471)
Equity in earnings of affiliates	—	—
Other income, net	328	1,031
Income (loss) before income taxes attributable to The Andersons, Inc.	$(82,713)	$(34,505)

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

Liquidity and Capital Resources

Working Capital

At December 31, 2016, the Company had working capital of $258.4 million, an increase of $16.9 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2016	December 31, 2015	Variance
Current Assets:
Cash and cash equivalents	$62,630	$63,750	$(1,120)
Restricted cash	471	451	20
Accounts receivables, net	194,698	170,912	23,786
Inventories	682,747	747,399	(64,652)
Commodity derivative assets – current	45,447	49,826	(4,379)
Deferred income taxes	—	6,772	(6,772)
Other current assets	72,133	90,412	(18,279)
Total current assets	1,058,126	1,129,522	(71,396)
Current Liabilities:
Short-term debt	29,000	16,990	12,010
Trade and other payables	581,826	668,788	(86,962)
Customer prepayments and deferred revenue	48,590	66,762	(18,172)
Commodity derivative liabilities – current	23,167	37,387	(14,220)
Accrued expenses and other current liabilities	69,648	70,324	(676)
Current maturities of long-term debt	47,545	27,786	19,759
Total current liabilities	799,776	888,037	(88,261)
Working capital	$258,350	$241,485	$16,865

In comparison to the prior year, current assets slightly decreased primarily as a result of lower inventory levels driven by decreasing commodity prices. Accounts receivable are also up, largely as a result of timing of payments from a major customer around period end. See the discussion below on additional sources and uses of cash for an understanding of the change in cash from prior year. Other current assets decreased primarily due to the final redemption of our investment and accrued dividends in Iowa Northern Railway in the current year.

Current liabilities decreased primarily as a result of lower payables as well as lower customer prepayments and deferred revenue related to declining commodity prices. This was offset by higher short-term borrowings and higher current maturities of long-term debt as principal payments become due in 2017.

Sources and Uses of Cash 2016 compared to 2015

Operating Activities and Liquidity

Our operating activities provided cash of $39.6 million in 2016 compared to cash provided by operations of $154.1 million in 2015. The significant change in operating cash flows in 2016 relates primarily to the changes in working capital, particularly accounts receivable and accounts payable as discussed above, which were partly offset by reduced inventory balances. Additionally, while net income has improved compared to the prior year, our operating cash flows are down since the loss incurred in the prior year included significant non-cash charges related to goodwill impairment and the settlement of our defined benefit pension plan.

In 2016, the Company received refunds, net of taxes paid, of $10.6 million, compared to $4.9 million of taxes paid, net of refunds received, in 2015. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The net refunds received in 2016 are primarily due to a $12.0 million refund of overpaid 2015 Federal income taxes.

Investing Activities

Investing activities used $28.2 million in 2016 compared to $238.5 million used in 2015. The decrease in cash used for investing activities is primarily driven by the 2015 acquisition of Kay Flo Industries, Inc. for $128.5 million. In addition, a portion of 2016 spending relates to purchases of Rail Group assets in the amount of $85.3 million, which is lower than the prior year. These purchases of Rail Group assets were partially offset in the current year by proceeds from the sale of Rail Group assets in the amount of $56.7 million, however net spend on Rail assets is still down from the prior year. The current year results include cash received of $15.0 million primarily from the redemption of our investment in IANR as well as proceeds from the sale of facilities in Iowa totaling $54.3 million which reduce our net outflow from investing activities. Capital spending for 2016 on property, plant and equipment includes: Grain - $21.4 million; Ethanol - $2.3 million; Plant Nutrient - $15.2 million; Rail - $4.3 million; Retail - $0.4 million and $34.1 million in corporate / enterprise resource planning project spending.

We expect to spend approximately $105 million in 2017 on conventional property, plant and equipment which includes estimated 2017 capital spending for the continuing project to replace current technology with an enterprise resource planning system. An additional $158 million is estimated to be spent on the purchase and capitalized modifications of railcars and barges with related sales or financings of $133 million.

Financing Arrangements

Net cash used in financing activities was $12.5 million in 2016, compared to $33.4 million provided in 2015. The change in financing activity is primarily the result of significant debt issuance in the prior year to fund the Kay Flo acquisition which was partly offset by the 2015 completion of our $50 million share repurchase program.

We have significant amounts of committed short-term lines of credit available to finance working capital, primarily inventories, margin calls on commodity contracts and accounts receivable. We are party to a borrowing arrangement with a syndicate of banks that provides a total of $871.3 million in borrowing capacity, including $21.3 million in non-recourse debt of The Andersons Denison Ethanol LLC. Of that total, we had $779.6 million remaining available for borrowing at December 31, 2016. Peak short-term borrowings were $412.0 million on January 6, 2016. Typically, the Company's highest borrowing occurs in the first half of the year due to seasonal inventory requirements in the fertilizer and retail businesses.

We paid $17.4 million in dividends in 2016 compared to $15.9 million in 2015. We paid $0.155 per common share for the dividends paid in January, April, July and October 2016, and $0.14 per common share for the dividends paid in January, April, July and October 2015. On December 16, 2016, we declared a cash dividend of $0.16 per common share, payable on January 24, 2017 to shareholders of record on January 3, 2017.

Proceeds from the sale of treasury shares to employees and directors were $1.0 million and $0.5 million for 2016 and 2015, respectively.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2016. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.

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

Contractual Obligations

Future payments due under contractual obligations at December 31, 2016 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt	$47,247	$101,682	$78,351	$219,415	$446,695
Interest obligations (a)	16,722	28,143	22,412	50,641	117,918
Operating leases (b)	28,609	36,221	19,699	18,417	102,946
Purchase commitments (c)	826,662	48,183	—	—	874,845
Other long-term liabilities (d)	2,493	5,097	5,257	18,899	31,746
Total contractual cash obligations	$921,733	$219,326	$125,719	$307,372	$1,574,150
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2016 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 54% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $628 million for the purchase of grain from producers and $181 million for the purchase of ethanol from the ethanol joint ventures. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(d) Other long-term liabilities include estimated obligations under our retiree healthcare programs and principal and interest payments for the financing arrangement on our new headquarters. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2021 have considered recent payment trends and actuarial assumptions.

At December 31, 2016, we had standby letters of credit outstanding of $32.5 million, as well as $0.2 million that was outstanding on a non-recourse basis.

Off-Balance Sheet Transactions

Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leases. Rail Group assets we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell assets to a financial intermediary, and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary, and receive a fee for such services. On most of the assets, we hold an option to purchase the assets at the end of the lease.

The following table describes our Rail Group asset positions at December 31, 2016.

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	551
Owned-railcar assets leased to others	On balance sheet – non-current	15,272
Railcars leased from financial intermediaries	Off balance sheet	4,267
Railcars – non-recourse arrangements	Off balance sheet	3,041
Total Railcars		23,131
Locomotive assets leased to others	On balance sheet – non-current	36
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		40
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65

In addition, we manage approximately 418 railcars for third-party customers or owners for which we receive a fee.

We have future lease payment commitments aggregating $55.2 million for the Rail Group assets we lease from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. Where appropriate, we utilize non-recourse arrangements in order to minimize credit risk. Refer to Note 14 to the Company's Consolidated Financial Statements in Item 8 for more information on our leasing activities.

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

Grain Inventories and Commodity Derivative Contracts

Grain inventories are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company marks to market all forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities on the CME (adjusted primarily for transportation costs); and the Company's grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of cost of sales and merchandising revenues in the statement of income.

Impairment of Long-Lived Assets, Goodwill, and Equity Method Investments

The Company's business segments are each highly capital intensive and require significant investment. Fixed assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2016	2015
Net commodity position	$(2,166)	$(7,406)
Market risk	(217)	(741)

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

	December 31,
(in thousands)	2016	2015
Fair value of long-term debt, including current maturities	$450,940	$467,703
Fair value in excess of carrying value	3,116	3,708
Market risk	8,833	7,678

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Andersons, Inc.
We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lansing Trade Group, LLC as of and for the years ended December 31, 2016 and 2015 or Lux JV Treasury Holding Company S.à r.l as of and for the year ended December 31, 2016, the Company’s investments in which are accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include its equity investment in Lansing Trade Group, LLC of $89 million and $102 million as of December 31, 2016 and 2015 and Lux JV Treasury Holding Company S.à r.l of $46 million as of December 31, 2016, and its equity in (losses) earnings in Lansing Trade Group, LLC of ($9.9) million and $12 million for the years ended December 31, 2016 and 2015 and Lux JV Treasury Holding Company S.à.r.l of $1.2 million for the year ended December 31, 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lansing Trade Group, LLC as of and for the years ended December 31, 2016 and 2015 and Lux JV Treasury Holding Company S.à r.l as of and for the year ended December 31, 2016, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of The Andersons, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Lansing Trade Group, LLC for 2016 and 2015 and Lux JV Treasury Holding Company S.à r.l for 2016) the reports of the other auditors, such financial statement schedule for the years ended December 31, 2016 and 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Lansing Trade Group, LLC and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2016 (not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.à.r.l., an entity in which Lansing Trade Group, LLC has an investment in and accounts for under the equity method of accounting, for which Lansing Trade Group, LLC reflects an investment of $42.9 million and $43.7 million as of December 31, 2016 and 2015, respectively, and equity in earnings of affiliates of $2.6 million, $2.9 million, and $4.3 million for each of the years in the three-year period ended December 31, 2016, respectively. The financial statements of Lux JV Treasury Holding Company S.à.r.l. were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lux JV Treasury Holding Company S.à.r.l., is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of, December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek LLP

Elkhart, Indiana
February 27, 2017

February 17, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Managers of
Lux JV Treasury Holding Company S.à r.l.

We have audited the accompanying consolidated balance sheet of Lux JV Treasury Holding Company S.à r.l. and its subsidiaries as of December 31, 2016 and December 31, 2015 and the related consolidated statements of income and retained earnings and cash flows for the years ended December 31, 2016, 2015 and 2014 (not included herein). Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lux JV Treasury Holding Company S.à r.l. and its subsidiaries as of December 31, 2016 and December 31, 2015 and the results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, Lux JV Treasury Holding Company S.à r.l. retrospectively changed its method of presentation of debt issuance costs due to the adoption of ASU 2015-03, Presentation of Debt Issuance Costs, in December 2016.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants

London, Ontario

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors
of The Andersons, Inc.

In our opinion, based on our audits and the report of other auditors, the consolidated statements of operations, of comprehensive income, of equity and of cash flows for the period ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of The Andersons, Inc. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lansing Trade Group, LLC, an entity in which The Andersons, Inc. accounts for under the equity method of accounting, for which The Andersons, Inc. financial statements reflects equity in earnings of affiliates of $23.3 million for the year ended December 31, 2014. The consolidated financial statements of Lansing Trade Group, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for Lansing Trade Group, LLC, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Toledo, OH
March 2, 2015, except for the effects of the change in the composition of reportable segments discussed in Note 13 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2015 annual report on Form 10-K, as to which the date is February 29, 2016

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$62,630	$63,750
Restricted cash	471	451
Accounts receivable, less allowance for doubtful accounts of $7,706 in 2016; $6,938 in 2015	194,698	170,912
Inventories (Note 2)	682,747	747,399
Commodity derivative assets – current (Note 6)	45,447	49,826
Deferred income taxes (Note 8)	—	6,772
Other current assets	72,133	90,412
Total current assets	1,058,126	1,129,522
Other assets:
Commodity derivative assets – noncurrent (Note 6)	100	412
Goodwill (Note 4)	63,934	63,934
Other intangible assets, net (Note 4)	106,100	120,240
Other assets	10,411	9,515
Equity method investments	216,931	242,107
	397,476	436,208
Rail Group assets leased to others, net (Note 3)	327,195	338,111
Property, plant and equipment, net (Note 3)	450,052	455,260
Total assets	$2,232,849	$2,359,101

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2016	December 31, 2015
Liabilities and equity
Current liabilities:
Short-term debt (Note 5)	$29,000	$16,990
Trade and other payables	581,826	668,788
Customer prepayments and deferred revenue	48,590	66,762
Commodity derivative liabilities – current (Note 6)	23,167	37,387
Accrued expenses and other current liabilities	69,648	70,324
Current maturities of long-term debt (Note 5)	47,545	27,786
Total current liabilities	799,776	888,037
Other long-term liabilities	27,833	18,176
Commodity derivative liabilities – noncurrent (Note 6)	339	1,063
Employee benefit plan obligations (Note 7)	35,026	45,805
Long-term debt, less current maturities (Note 5)	397,065	436,208
Deferred income taxes (Note 8)	182,113	186,073
Total liabilities	1,442,152	1,575,362
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued in 2016; 29,353 shares issued in 2015)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	222,910	222,848
Treasury shares, at cost (1,201 in 2016; 1,397 in 2015)	(45,383)	(52,902)
Accumulated other comprehensive loss	(12,468)	(20,939)
Retained earnings	609,206	615,151
Total shareholders’ equity of The Andersons, Inc.	774,361	764,254
Noncontrolling interests	16,336	19,485
Total equity	790,697	783,739
Total liabilities and equity	$2,232,849	$2,359,101
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Sales and merchandising revenues	$3,924,790	$4,198,495	$4,540,071
Cost of sales and merchandising revenues	3,579,284	3,822,657	4,142,932
Gross profit	345,506	375,838	397,139
Operating, administrative and general expenses	318,395	337,829	315,791
Pension settlement	—	51,446	—
Asset impairment	9,107	285	3,090
Goodwill impairment	—	56,166	—
Interest expense	21,119	20,072	21,760
Other income:
Equity in earnings of affiliates, net	9,721	31,924	96,523
Other income, net	14,775	46,472	31,125
Income (loss) before income taxes	21,381	(11,564)	184,146
Income tax provision (benefit)	6,911	(242)	61,501
Net income (loss)	14,470	(11,322)	122,645
Net income attributable to the noncontrolling interests	2,876	1,745	12,919
Net income (loss) attributable to The Andersons, Inc.	$11,594	$(13,067)	$109,726
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.41	$(0.46)	$3.85
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.41	$(0.46)	$3.84
Dividends declared	$0.6250	$0.5750	$0.4700
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$14,470	$(11,322)	$122,645
Other comprehensive income (loss), net of tax:
Recognition of gain on sale or change in fair value of debt securities (net of income tax of $74, $0 and $4,685)	(126)	—	(7,735)
Change in unrecognized actuarial gain (loss) and prior service cost (net of income tax of $(4,355), $(24,746) and $12,866)	7,447	40,736	(21,243)
Foreign currency translation adjustments (net of income tax of $0, $82 and $947)	1,039	(7,333)	(4,709)
Cash flow hedge activity (net of income tax of $(72), $(154) and $(166))	111	253	273
Other comprehensive income (loss)	8,471	33,656	(33,414)
Comprehensive income	22,941	22,334	89,231
Comprehensive income attributable to the noncontrolling interests	2,876	1,745	12,919
Comprehensive income attributable to The Andersons, Inc.	$20,065	$20,589	$76,312
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$14,470	$(11,322)	122,645
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	84,325	78,456	62,005
Bad debt expense	1,191	3,302	1,183
Equity in earnings of affiliates, net of dividends	14,766	(677)	28,749
Gain on sale of investments in affiliates	(685)	(22,881)	(17,055)
Gains on sales of Rail Group assets and related leases	(11,019)	(13,281)	(15,830)
Loss on sales of property, plant and equipment	18	2,079	2,079
Excess tax benefit from share-based payment arrangement	13	(1,299)	(1,806)
Deferred income taxes	6,030	27,279	21,815
Stock based compensation expense	6,987	1,899	8,581
Pension settlement charge, net of cash contributed	—	48,344	—
Goodwill impairment charge	—	56,166	—
Asset impairment charge	9,107	285	3,090
Other	(2,083)	(140)	(296)
Changes in operating assets and liabilities:
Accounts receivable	(26,429)	45,058	(1,703)
Inventories	28,165	73,350	(172,040)
Commodity derivatives	(9,990)	14,098	(27,652)
Other assets	19,407	(26,315)	(11,407)
Accounts payable and accrued expenses	(94,688)	(120,267)	(12,429)
Net cash provided by (used in) operating activities	39,585	154,134	(10,071)
Investing Activities
Acquisition of businesses, net of cash acquired	—	(128,549)	(20,037)
Purchases of Rail Group assets	(85,268)	(115,032)	(90,067)
Proceeds from sale of Rail Group assets	56,689	76,625	32,099
Purchases of property, plant and equipment	(77,740)	(72,469)	(59,675)
Proceeds from sale of property, plant and equipment	561	284	1,401
Proceeds from returns of investments in affiliates	9,186	1,620	46,800
Purchase of investments	(2,523)	(938)	(238)
Proceeds from sale of investments	15,013	—	—
Proceeds from sale of facilities	54,330	—	—
Other	1,534	(21)	(21)
Net cash provided by (used in) investing activities	(28,218)	(238,480)	(89,738)
Financing Activities
Net change in short-term borrowings	14,000	15,000	—
Proceeds from issuance of long-term debt	81,760	181,767	3,405
Payments of long-term debt	(97,606)	(92,474)	(69,697)
Proceeds from financing agreements	14,027	—	—
Distributions to noncontrolling interest owner	(5,853)	(3,206)	(14,920)
Proceeds from sale of treasury shares to employees and directors	1,027	468	1,509
Payments of debt issuance costs	(323)	(296)	(3,175)
Purchase of treasury stock	—	(49,089)	—
Dividends paid	(17,362)	(15,921)	(12,485)
Excess tax benefit from share-based payment arrangement	(13)	1,299	1,806
Other	(2,144)	(4,156)	(1,015)
Net cash provided by (used in) financing activities	(12,487)	33,392	(94,572)
(Decrease) increase in cash and cash equivalents	(1,120)	(50,954)	(194,381)
Cash and cash equivalents at beginning of year	63,750	114,704	309,085
Cash and cash equivalents at end of year	$62,630	$63,750	$114,704
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2014	$96	$184,380	$(10,222)	$(21,181)	$548,401	$22,947	$724,421
Net income					109,726	12,919	122,645
Other comprehensive loss				(33,414)			(33,414)
Cash distributions to noncontrolling interest						(14,920)	(14,920)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $1,485 (219 shares)		7,282	1,380				8,662
Purchase of treasury shares (17 shares)			(901)				(901)
Payment of cash in lieu for stock split (187 shares)		(58)					(58)
Dividends declared ($0.47 per common share)					(13,436)		(13,436)
Shares issued for acquisitions (556 shares)		31,050					31,050
Performance share unit dividends equivalents		135			(135)		—
Balance at December 31, 2014	96	222,789	(9,743)	(54,595)	644,556	20,946	824,049
Net income					(13,067)	1,745	(11,322)
Other comprehensive loss				33,656			33,656
Cash distributions to noncontrolling interest						(3,206)	(3,206)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $819 (187 shares)		(4,382)	5,930				1,548
Purchase of treasury shares (1,193 shares)			(49,089)				(49,089)
Dividends declared ($0.575 per common share)					(16,200)		(16,200)
Shares issued for acquisitions (77 shares)		4,303					4,303
Performance share unit dividends equivalents		138			(138)		—
Balance at December 31, 2015	96	222,848	(52,902)	(20,939)	615,151	19,485	783,739
Net income					11,594	2,876	14,470
Other comprehensive income				8,471			8,471
Cash distributions to noncontrolling interest						(5,853)	(5,853)
Other changes in noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $458 (196 shares)		67	7,489				7,556
Dividends declared ($0.625 per common share)					(17,514)		(17,514)
Stock award dividend equivalents		(5)	30		(25)		—
Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
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

Grain inventories, which are agricultural commodities and may be acquired under provisionally priced contracts, are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company's long-term interest rate swap was recorded in other current liabilities and expired in 2016. Prior to expiration, it was designated as a cash flow hedge; accordingly, changes in the fair value of this instrument were recognized in other comprehensive income. The Company has other interest rate contracts recorded in other assets that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 6 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (renewed in December 2013 and ending May 2018), the Company sells grain from these facilities to Cargill at market prices. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. The balance included in customer prepayments and deferred revenue was $5.8 million and $4.5 million as of December 31, 2016 and December 31, 2015, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 10 to 40 years; and machinery and equipment - 3 to 20 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale or disposal credited or charged to operations.

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

Acquired intangible assets are recorded at cost, less accumulated amortization, if not indefinite lived. In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. The amounts charged to expense for the years ended December 31, 2016, 2015 and 2014 for amortization of capitalized computer software costs were approximately $7.1 million, $6.5 million, and $3.8 million, respectively. Unamortized computer software costs in the Consolidated Balance Sheets were $47.2 million and $52.2 million as of December 31, 2016 and 2015, respectively. Once a project is complete, we estimate the useful life of the internal-use software, and we periodically assess whether the software is impaired. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

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

Deferred Compensation Liability

Included in accrued expenses are $9.7 million and $11.1 million at December 31, 2016 and 2015, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets and have been classified as trading securities with changes in the fair value recorded in earnings as a component of other income, net. Changes in the fair value of the deferred compensation liability are reflect in earnings as a component of operating, administrative, and general expenses.

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

The annual effective tax rate is determined by income tax expense, described above, from continuing operations, described above, as a percentage of pretax book income. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

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

Employee Benefit Plans

The Company provides full-time employees hired before January 1, 2003 with postretirement health care benefits. In order to measure the expense and funded status of these employee benefit plans, management makes several estimates and assumptions, including employee turnover rates, anticipated mortality rates and anticipated future healthcare cost trends. These estimates and assumptions are based on the Company's historical experience combined with management's knowledge and understanding of current facts and circumstances. The selection of the discount rate is based on an index given projected plan payouts. Additional information about the Company's employee benefit plans is presented in Note 7 to the Consolidated Financial Statements.

Advertising

Advertising costs are expensed as incurred. Advertising expense of $4.9 million, $5.2 million and $4.5 million in 2016, 2015, and 2014, respectively, is included in operating, administrative and general expenses.

New Accounting Standards

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12, and ASU 2016-20 respectively. The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These standards are effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company plans on using the modified retrospective method of adoption and does not plan to early adopt.

We do not expect a material impact to the timing or amount of our revenues on the majority of our revenue streams at this point, however the most significant identified changes to date include:
- Taking unamortized gains on certain rail transactions directly to retained earnings on adoption which would have been reflected in periodic earnings under current GAAP.
- Bringing the assets underlying certain recourse financing transactions onto our balance sheet.
- Certain nonrefundable fees may need to be recognized over time instead of at a point in time.

Leasing

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). ASU 2016‑02 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016‑02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted, however we do not plan to early adopt. Entities are required to use a modified retrospective approach when transitioning to ASU 2016‑02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements.

The Company expects this standard to have the effect of bringing substantially all of the off balance-sheet rail assets currently in nonrecourse financing deals noted in Item 7 of Form 10-K onto our balance sheet along with a corresponding liability for the associated obligations. Additionally, we have other arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet. The magnitude of these items is substantially less than the rail assets noted above. We expect any impact to our statement of operations to be minimal post adoption.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. We have not historically had significant credit losses and do not currently anticipate circumstances that would lead to a CECL approach differing from our existing allowance estimates in a material way. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, however we do not plan to do so.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements and disclosures.

In January, 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect the impact from adoption of this standard to be material to currently held financial assets and liabilities.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. This standard requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The standard is effective for annual and interim periods beginning after December 15, 2016 and will not have an impact on the Company's Consolidated Financial Statements and disclosures

2. Inventories
Major classes of inventories are as follows:

	December 31,
(in thousands)	2016	2015
Grain	$495,139	$534,548
Ethanol and by-products	10,887	8,576
Plant nutrients and cob products	150,259	172,815
Retail merchandise	20,678	24,510
Railcar repair parts	5,784	6,894
Other	—	56
	$682,747	$747,399

Inventories on the Consolidated Balance Sheets at December 31, 2016 and 2015 do not include 0.9 million and 3.4 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2016	2015
Land	$30,672	$29,928
Land improvements and leasehold improvements	79,631	77,191
Buildings and storage facilities	322,856	303,482
Machinery and equipment	392,418	375,028
Construction in progress	12,784	32,871
	838,361	818,500
Less: accumulated depreciation	388,309	363,240
	$450,052	$455,260

Depreciation expense on property, plant and equipment amounted to $48.9 million, $46.4 million and $40.5 million for the years ended 2016, 2015 and 2014, respectively.

In December 2016, the Company recorded charges totaling $6.0 million for impairment of property, plant and equipment in the Retail segment. This does not include $0.5 million of impairment charges related to software. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

In December 2016, the Company recorded charges totaling $2.3 million for impairment of property, plant and equipment in the Plant Nutrient segment due to the closing of a cob facility.

Rail Group Assets
The components of the Rail Group assets leased to others are as follows:

	December 31,
(in thousands)	2016	2015
Rail Group assets leased to others	$431,571	$434,051
Less: accumulated depreciation	104,376	95,940
	$327,195	$338,111
Depreciation expense on Rail Group assets leased to others amounted to $18.6 million, $17.6 million and $14.2 million for the years ended 2016, 2015 and 2014, respectively.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016, 2015 and 2014 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Total
Balance as of January 1, 2014	$38,165	$16,222	$4,167	$58,554
Acquisitions	8,257	5,554	—	13,811
Balance as of December 31, 2014	46,422	21,776	4,167	72,365
Acquisitions	—	47,735	—	47,735
Impairments	(46,422)	(9,744)	—	(56,166)
Balance as of December 31, 2015	—	59,767	4,167	63,934
Acquisitions	—	—	—	—
Balances of December 31, 2016	$—	$59,767	$4,167	$63,934

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

In 2016 and 2015, the Company performed quantitative assessments of goodwill. In 2014, the Company performed a combination of quantitative and qualitative assessments of goodwill.

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

No goodwill impairment charges were incurred in 2016 as a result of our annual impairment testing.

Within our Plant Nutrient segment, the estimated fair value of our Wholesale reporting unit with $59.1 million of goodwill, exceeded its carrying value by approximately 8 percent. The discounted cash flow model used in the goodwill impairment test assumed discrete period revenue growth through 2020 that was reflective of market opportunities, changes in product mix from recent acquisitions, and cyclical trends within our wholesale nutrient business. In the terminal year, we assumed a long-term earnings growth rate of 2.5 percent that we believe is appropriate given the current industry-specific expectations. As of the valuation date, we utilized a weighted-average cost of capital of 8.8 percent, which we believe is appropriate as it reflects the relative risk, the time value of money, and is consistent with the peer group of the Wholesale reporting unit. The goodwill fair value is highly sensitive to changes in assumptions, including interest rates and outlook for future volume and margins.

While performing the annual assessment of goodwill impairment in 2015, the Company recorded impairment losses related to our Grain and Farm Center reporting units of $54.2 million due to compressed margins over the past several years and anticipated unfavorable operating conditions in domestic and global commodity markets, including oil and ethanol, as well as foreign exchange impacts. This is in addition to the $2.0 million of impairment related to our Cob business which was recognized in the third quarter of that year.

The Company's other intangible assets are as follows:

(in thousands)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2016
Intangible asset class
Customer list	$41,477	$14,958	$26,519
Non-compete agreement	4,594	3,064	1,530
Supply agreement	9,806	4,827	4,979
Technology	15,500	4,243	11,257
Trademarks and patents	18,717	4,335	14,382
Lease intangible	5,514	4,969	545
Software	71,362	24,592	46,770
Other	1,953	1,835	118
	$168,923	$62,823	$106,100
December 31, 2015
Intangible asset class
Customer list	$42,561	$12,130	$30,431
Non-compete agreement	4,594	2,517	2,077
Supply agreement	9,806	3,955	5,851
Technology	15,500	2,483	13,017
Trademarks and patents	18,717	2,273	16,444
Lease intangible	5,479	4,586	893
Software	70,846	19,508	51,338
Other	1,953	1,764	189
	$169,456	$49,216	$120,240

Amortization expense for intangible assets was $16.8 million, $14.5 million and $8.8 million for 2016, 2015 and 2014, respectively. Expected future annual amortization expense is as follows: 2017 -- $16.1 million; 2018 -- $15.6 million; 2019 -- $14.8 million; 2020 -- $13.6 million; and 2021 -- $12.9 million. In December 2016, the Company recorded a $0.5 million impairment related to software in the Retail Group. In December 2014, the Company recorded an impairment of $1.5 million related to a customer list in the Grain Group.

5. Debt

Borrowing Arrangements

The Company is party to borrowing arrangements with a syndicate of banks, which was amended on March 4, 2014, and provides the Company with $850 million in lines of credit. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes, such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. It also provides the Company with up to $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $32.5 million at December 31, 2016. As of December 31, 2016, the Company had $59.0 million of outstanding borrowings on the lines of credit. Borrowings under the lines of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the lines of credit is March 2019. Draw downs and repayments that are less than 90 days are recorded on a net basis in the Consolidated Statements of Cash Flows.

The Company also has a line of credit related to The Andersons Denison Ethanol LLC ("TADE"), a consolidated subsidiary. TADE entered into a borrowing arrangement with a syndicate of financial institutions in the second quarter of 2012 which provided a $21.3 million long-term line of credit. TADE had standby letters of credit outstanding of $0.2 million at December 31, 2016, which reduces the amount available on the lines of credit. As of December 31, 2016, the Company had no outstanding borrowings on the lines of credit. Borrowings under the lines of credit and the term loan bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date is May 20, 2020 for the long-term line of credit. TADE was in compliance with all financial and non-financial covenants as of December 31, 2016, including but not limited to minimum working capital and net worth. TADE debt is collateralized by the mortgage on the ethanol facility and related equipment or other assets and is not guaranteed by the Company, therefore it is considered non-recourse debt.

The Company’s short-term and long-term debt at December 31, 2016 and 2015 consisted of the following:

	December 31,
(in thousands)	2016	2015
Short-term debt - non-recourse	$—	$—
Short-term debt - recourse	29,000	16,990
Total short-term debt	$29,000	$16,990
Current maturities of long-term debt – non-recourse	$—	$—
Current maturities of long-term debt – recourse	47,545	27,786
Total current maturities of long-term debt	$47,545	$27,786
Long-term debt, less current maturities – non-recourse	$—	$—
Long-term debt, less current maturities – recourse	397,065	436,208
Total long-term debt, less current maturities	$397,065	$436,208

The following information relates to short-term borrowings:

	December 31,
(in thousands, except percentages)	2016	2015	2014
Maximum amount borrowed	$412,000	$308,500	$270,600
Weighted average interest rate	1.94%	1.64%	1.69%

Long-Term Debt

Recourse Debt
Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2016	2015
Note payable, 4.07%, payable at maturity, due 2021	$26,000	$—
Note payable, 3.72%, payable at maturity, due 2017	25,000	25,000
Note payable, 4.55%, payable at maturity, due 2023	24,000	—
Note payable, 4.85%, payable at maturity, due 2026	25,000	—
Note payable, 6.78%, payable at maturity, due 2018	41,500	41,500
Note payable, 4.92%, payable in increasing amounts ($2.2 million for 2016), plus interest, due 2021 (a)	20,443	22,666
Note payable, 4.76%, payable in increasing amounts ($2.0 million for 2016) plus interest, due 2028 (a)	47,990	49,949
Note payable, variable rate (3.12% at December 31, 2016), payable in increasing amounts ($1.3 million for 2016) plus interest, due 2023 (a)	19,179	20,513
Note payable, 3.29%, payable in increasing amounts ($1.3 million for 2016) plus interest, due 2022 (a)	21,619	22,913
Note payable, 4.23%, payable quarterly in varying amounts ($0.6 million for 2016) plus interest, due 2021 (a)	11,136	11,770
Notes payable, variable rate, due 2016	—	5,043
Note payable, variable rate (2.21% at December 31, 2016), payable in increasing amounts ($1.1 million for 2016) plus interest, due 2023 (a)	8,790	9,865
Note payable, variable rate, due 2016 (a)	—	7,350
Note payable, variable rate (2.45% at December 31, 2016), payable in varying amounts ($0.1 million for 2016), plus interest, due 2026 (a)	9,016	—
Note payable, 4.76%, payable quarterly in varying amounts ($0.4 million for 2016) plus interest, due 2028 (a)	8,956	9,313
Note payable, 2.21%, payable at maturity ($75.0 million for 2016) plus interest, due 2019	30,000	105,000
Note payable, 3.33%, payable in increasing amounts ($1.0 million for 2016) plus interest, due 2025 (a)	27,000	28,000
Note payable, 4.5%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.0%, payable at maturity, due 2040	14,000	14,000
Industrial development revenue bonds:
Variable rate (3.05% at December 31, 2016), payable at maturity, due 2017 (a)	6,513	6,987
Variable rate (2.36% at December 31, 2016), payable at maturity, due 2019 (a)	4,650	4,650
Variable rate (2.31% at December 31, 2016), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate (2.28% at December 31, 2016), payable at maturity, due 2036	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2017 through 2031	36,931	39,375
	$447,823	$463,994
Less: current maturities	47,545	27,786
Less: unamortized prepaid debt issuance costs	3,213	—
	$397,065	$436,208

(a)	Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $179.3 million

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

The Company was in compliance with all financial covenants at and during the years ended December 31, 2016 and 2015.

The aggregate annual maturities of long-term debt are as follows: 2017 -- $47.5 million; 2018 -- $55.3 million; 2019 -- $46.9 million; 2020 -- $16.4 million; 2021 -- $62.3 million; and $219.4 million thereafter.

Non-Recourse Debt

The Company's non-recourse debt, including the lines of credit, held by TADE includes separate financial covenants relating solely to the collateralized TADE assets. The covenants require the following:

•	tangible net worth of not less than $36 million and increasing to $40 million effective December 31, 2016;

•	working capital not less than $18 million; and

•	debt service coverage ratio of not less than 1.25 to 1.00.

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

The following table presents at December 31, 2016 and 2015, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2016		December 31, 2015
(in thousands)	Net Derivative Asset Position	Net Derivative Liability Position	Net Derivative Asset Position	Net Derivative Liability Position
Collateral paid	$28,273	$—	$3,008	$—
Fair value of derivatives	1,599	—	25,356	—
Balance at end of period	$29,872	$—	$28,364	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,146	$140	$1,447	$6	$37,739
Commodity derivative liabilities	(18,972)	(40)	(24,614)	(345)	(43,971)
Cash collateral	28,273	—	—	—	28,273
Balance sheet line item totals	$45,447	$100	$(23,167)	$(339)	$22,041

	December 31, 2015
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$51,647	$412	$371	$2	$52,432
Commodity derivative liabilities	(4,829)	—	(37,758)	(1,065)	(43,652)
Cash collateral	3,008	—	—	—	3,008
Balance sheet line item totals	$49,826	$412	$(37,387)	$(1,063)	$11,788

The gains (losses) included in the Company’s Consolidated Statements of Operations and the line items in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Gains on commodity derivatives included in sales and merchandising revenues	$—	—	67,579
Gains (Losses) on commodity derivatives included in cost of sales and merchandising revenues	$(15,012)	62,541	—

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2016 and 2015:

	December 31, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	175,549	—	—	—
Soybeans	20,592	—	—	—
Wheat	7,177	—	—	—
Oats	36,025	—	—	—
Ethanol	—	215,081	—	—
Corn oil	—	—	9,358	—
Other	108	1,144	—	110
Subtotal	239,451	216,225	9,358	110
Exchange traded:
Corn	63,225	—	—	—
Soybeans	39,005	—	—	—
Wheat	45,360	—	—	—
Oats	4,120	—	—	—
Ethanol	—	78,120	—	—
Other	—	—	—	—
Subtotal	151,710	78,120	—	—
Total	391,161	294,345	9,358	110

	December 31, 2015
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	227,248	—	—	—
Soybeans	13,357	—	—	—
Wheat	13,710	—	—	—
Oats	15,019	—	—	—
Ethanol	—	138,660	—	—
Corn oil	—	—	11,532	—
Other	297	—	—	116
Subtotal	269,631	138,660	11,532	116
Exchange traded:
Corn	106,260	—	—	—
Soybeans	17,255	—	—	—
Wheat	28,135	—	—	—
Oats	3,480	—	—	—
Ethanol	—	840	—	—
Other	—	840	—	—
Subtotal	155,130	1,680	—	—
Total	424,761	140,340	11,532	116

Interest Rate Derivatives

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. One of the Company's interest rate swaps had been reclassified to other current liabilities at December 31, 2015 as it matured in 2016 and was designated as a cash flow hedge; accordingly, changes in the fair value of this instrument were recognized in other comprehensive income. The terms of the swap matched the terms of the underlying debt instrument. The deferred derivative gains and losses on the interest rate swap were reclassified into income over the term of the underlying hedged items.

The Company has other interest rate contracts that are not designated as hedges. While the Company considers all of its interest rate derivative positions to be effective economic hedges of specified risks, these interest rate contracts are recorded on the balance sheet in other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature) and changes in fair value are recognized currently in earnings as a component of interest expense. At December 31, 2016, the Company had several interest rate hedging instruments that are not accounted for as hedges, with notional amounts totaling $63.0 million.

The following table presents the open interest rate contracts at December 31, 2016:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Long-term
Swap	2012	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2013	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	2.9% to 4.8%

At December 31, 2016 and 2015, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	December 31,
(in thousands)	2016	2015
Derivatives not designated as hedging instruments
Interest rate contracts included in other long term liabilities	$(2,530)	$(3,133)
Total fair value of interest rate derivatives not designated as hedging instruments	$(2,530)	$(3,133)
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	$—	$(191)
Total fair value of interest rate derivatives designated as hedging instruments	$—	$(191)

The losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2016	2015
Interest expense	$603	$(1,065)

The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At December 31, 2016 and 2015, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	December 31,	December 31,
(in thousands)	2016	2015
Derivatives not designated as hedging instruments
Foreign currency contracts included in short term assets	$(112)	$—
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$(112)	$—
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Year ended December 31,
(in thousands)	2016	2015
Foreign currency derivative gains (losses) included in Other income, net	$(112)	$—

7. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $7.8 million in 2016, $8.7 million in 2015 and $11.2 million in 2014. The Company also provides certain health insurance benefits to employees as well as retirees.

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

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2016	2015	2016	2015
Benefit obligation at beginning of year	$8,677	$133,984	$39,152	$42,300
Service cost	—	236	760	900
Interest cost	194	182	1,549	1,584
Actuarial (gains) losses	(421)	(6,299)	(10,823)	(4,762)
Participant contributions	—	—	653	535
Retiree drug subsidy received	—	—	5	138
Benefits paid	(1,338)	(119,426)	(1,539)	(1,543)
Benefit obligation at end of year	$7,112	$8,677	$29,757	$39,152

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$285	$116,041	$—	$—
Actual gains on plan assets	—	517	—	—
Company contributions	1,053	3,153	886	1,008
Participant contributions	—	—	653	535
Benefits paid	(1,338)	(119,426)	(1,539)	(1,543)
Fair value of plan assets at end of year	$—	$285	$—	$—

Under funded status of plans at end of year	$(7,112)	$(8,392)	$(29,757)	$(39,152)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2016 and 2015 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2016	2015	2016	2015
Accrued expenses	$(1,295)	$(1,051)	$(1,148)	$(1,247)
Employee benefit plan obligations	(5,817)	(7,341)	(28,609)	(37,905)
Net amount recognized	$(7,112)	$(8,392)	$(29,757)	$(39,152)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2016:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$4,811	$—	$11,988	$(355)
Amounts arising during the period	(421)	—	(10,823)	—
Amounts recognized as a component of net periodic benefit cost	(146)	—	(768)	355
Balance at end of year	$4,244	$—	$397	$—

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, excluding the impact of the pension termination, are as follows:

(in thousands)	Pension	Postretirement	Total
Prior service cost	$—	$(355)	$(355)
Net actuarial loss	146	768	914

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2016	2015
Projected benefit obligation	$7,112	$8,392
Accumulated benefit obligation	$7,112	$8,392

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout	Medicare Part D Subsidy
2017	$1,295	$987	$(161)
2018	1,368	1,006	(177)
2019	1,405	1,020	(194)
2020	1,289	1,039	(213)
2021	1,180	1,057	(232)
2022-2026	1,101	6,203	(1,134)

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$—	$236	$180	$760	$900	$687
Interest cost	194	182	4,774	1,549	1,584	1,511
Expected return on plan assets	—	—	(7,615)	(355)	(543)	(543)
Recognized net actuarial loss	146	1,516	934	768	1,517	812
Benefit cost (income)	$340	$1,934	$(1,727)	$2,722	$3,458	$2,467

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	N/A	N/A	0.65%	4.0%	4.2%	3.9%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	N/A	0.65%	4.7%	4.2%	3.9%	4.8%
Expected long-term return on plan assets	N/A	N/A	7%	—	—	—
Rate of compensation increases	N/A	N/A	N/A	—	—	—

(a)
In 2014, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the unfunded employee retirement plan was 2.40%, 2.60% and 2.40% in 2016, 2015 and 2014, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate in 2015 or 2016.

(b)
In 2015 and 2014, the calculated discount rate for the unfunded pension plan was different than the defined benefit pension plan. The calculated rate for the unfunded employee retirement plan was 2.60%, 2.40% and 2.90% in 2016, 2015 and 2014, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate in 2015 or 2016.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2016	2015
Health care cost trend rate assumed for next year	5.0%	5.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2017

The assumed health care cost trend rate has an effect on the amounts reported for postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total service and interest cost components in 2016	$(3,803)	$3,182
Effect on postretirement benefit obligation as of December 31, 2016	(130,198)	113,429

8. Income Taxes
Income tax provision (benefit) applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$(702)	$(3,237)	$32,600
State and local	199	(762)	5,677
Foreign	1,385	1,224	1,409
	$882	$(2,775)	$39,686

Deferred:
Federal	$3,523	$1,756	$19,741
State and local	1,696	519	1,830
Foreign	810	258	244
	$6,029	$2,533	$21,815

Total:
Federal	$2,821	$(1,481)	$52,341
State and local	1,895	(243)	7,507
Foreign	2,195	1,482	1,653
	$6,911	$(242)	$61,501

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
U.S.	$11,526	$(18,867)	$174,262
Foreign	9,855	7,303	9,884
	$21,381	$(11,564)	$184,146

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2016	2015	2014
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
Effect of noncontrolling interest	(4.7)	5.3	(2.5)
State and local income taxes, net of related federal taxes	5.8	1.4	2.7
Income taxes on foreign earnings	(1.3)	9.4	(0.4)
Change in pre-acquisition tax liability and other costs	—	3.5	—
Tax associated with accrued and unpaid dividends	3.2	(13.6)	—
Goodwill impairment	—	(35.6)	—
Nondeductible compensation	2.0	(5.0)	0.2
Federal income tax credits	(7.3)	—	—
Other, net	(0.4)	1.7	(1.6)
Effective tax rate	32.3%	2.1%	33.4%

Net income tax refunds of $(10.6) million were received in 2016 and net income taxes of $4.9 million and $36.8 million were paid in 2015 and 2014, respectively.
Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax liabilities:
Property, plant and equipment and Rail Group assets leased to others	$(179,250)	$(170,588)
Equity method investments	(45,244)	(45,673)
Other	(22,286)	(22,261)
	(246,780)	(238,522)
Deferred tax assets:
Employee benefits	25,403	27,160
Accounts and notes receivable	2,964	2,611
Inventory	9,979	11,918
Federal income tax credits	7,150	—
Net operating loss carryforwards	3,322	4,542
Other	16,224	13,583
Total deferred tax assets	65,042	59,814
Valuation allowance	(310)	(593)
	64,732	59,221
Net deferred tax liabilities	$(182,048)	$(179,301)
On December 31, 2016, the Company had $4.0 million, $66.9 million and $0.1 million of U.S. Federal, state and non-U.S. net operating loss carryforwards that begin to expire in 2034, 2017 and 2035, respectively. The Company also has $6.0 million of general business credits that expire after 2036 and $1.1 million of foreign tax credits that begin to expire after 2025.

During 2016, the Company entered into agreements with several unrelated third-parties to fund qualified railroad track maintenance expenditures. In return, railroad track miles were assigned to the Company which enabled the Company to claim railroad track maintenance credits pursuant to section 45G of the Internal Revenue Code of 1986. $2.6 million of tax benefit was realized as a result of the agreements for the year ended December 31, 2016, resulting in a $0.8 million current tax provision benefit. $6.0 million of credits have been deferred to future periods which, upon realization, will result in a $1.8 million current tax provision benefit. The railroad track maintenance credits are general business credits included in federal income tax credits above.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by foreign jurisdictions for years before 2011 and is no longer subject to examinations by U.S. tax authorities for years before 2013. During 2016, the Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for years 2011 and 2012. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2013.

A reconciliation of the January 1, 2014 to December 31, 2016 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2014	$1,110
Additions based on tax positions related to the current year	125
Additions based on tax positions related to prior years	384
Reductions as a result of a lapse in statute of limitations	(132)
Balance at December 31, 2014	1,487

Additions based on tax positions related to the current year	55
Additions based on tax positions related to prior years	691
Reductions based on tax positions related to prior years	(518)
Reductions as a result of a lapse in statute of limitations	(284)
Balance at December 31, 2015	1,431

Additions based on tax positions related to the current year	113
Additions based on tax positions related to prior years	—
Reductions based on tax positions related to prior years	(40)
Reductions as a result of a lapse in statute of limitations	(52)
Balance at December 31, 2016	$1,452

The Company anticipates a $1.1 million decrease in the reserve during the next 12 months due to the settling of state tax appeals and a lapse in statute of limitations. Dependent upon the lapse in statute and the outcome of the state tax appeals, the total liability for unrecognized tax benefits as of December 31, 2016 could impact the effective tax rate.

The Company has elected to classify interest and penalties as interest expense and penalty expense, respectively, rather than as income tax expense. The Company has $0.4 million accrued for the payment of interest and penalties at December 31, 2016. The net interest and penalties expense for 2016 is $0.2 million, due to increased uncertain tax positions. The Company had $0.6 million accrued for the payment of interest and penalties at December 31, 2015. The net interest and penalties expense for 2015 was $0.1 million.

9. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 31, 2016, 2015, and 2014:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income before reclassifications	111	1,039	—	7,668	8,818
Amounts reclassified from accumulated other comprehensive loss	—	—	(126)	(221)	(347)
Net current-period other comprehensive income	111	1,039	(126)	7,447	8,471
Ending balance	$—	$(11,002)	$—	$(1,466)	$(12,468)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2015
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
Other comprehensive income before reclassifications	253	(7,332)	—	(24,746)	$(31,825)
Amounts reclassified from accumulated other comprehensive loss	—		—	65,481	$65,481
Net current-period other comprehensive income	253	(7,332)	—	40,735	33,656
Ending balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2014
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(637)	$—	$7,861	$(28,405)	$(21,181)
Other comprehensive income before reclassifications	273	(4,709)	(7,735)	(20,904)	$(33,075)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(339)	$(339)
Net current-period other comprehensive income	273	(4,709)	(7,735)	(21,243)	(33,414)
Ending balance	$(364)	$(4,709)	$126	$(49,648)	$(54,595)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The Following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the years ended December 31, 2016, 2015, and 2014:

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(354)	(b)
	(354)	Total before tax
	133	Tax expense
	$(221)	Net of tax

Other Items
Recognition of gain on sale of investment	$(200)	(b)
	(200)	Total before tax
	74	Tax expense
	$(126)	Net of tax

Total reclassifications for the period	$(347)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Settlement of defined benefit pension plan	(64,939)
	(64,939)	Total before tax
	24,746	Tax expense
	(40,193)	Net of tax

Total reclassifications for the period	$(40,532)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(543)	(b)
	(543)	Total before tax
	204	Tax expense
	$(339)	Net of tax

Total reclassifications for the period	$(339)	Net of tax
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

The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2016	2015	2014
Net income (loss) attributable to The Andersons, Inc.	$11,594	$(13,067)	$109,726
Less: Distributed and undistributed earnings allocated to non-vested restricted stock	9	29	569
Earnings available to common shareholders	$11,585	$(13,096)	$109,157
Earnings per share – basic:
Weighted average shares outstanding – basic	28,193	28,288	28,367
Earnings per common share – basic	$0.41	$(0.46)	$3.85
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,193	28,288	28,367
Effect of dilutive awards	238	—	85
Weighted average shares outstanding – diluted	28,431	28,288	28,452
Earnings per common share – diluted	$0.41	$(0.46)	$3.84
No antidilutive stock-based awards were outstanding at December 31, 2016 or 2014. All outstanding share awards were antidilutive at December 31, 2015 as the Company experienced a net loss.

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

The following table presents the Company's assets and liabilities that are measured at fair value on a nonrecurring basis at December 31, 2016. No nonrecurring fair value measurements were made at December 31, 2015:

(in thousands)	December 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Property, plant and equipment (a)	$—	$—	$11,210	$11,210
Total	$—	$—	$11,210	$11,210

(a)
The Company recognized impairment charges on certain retail and cob assets during 2016 and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the retail assets was determined using third-party appraisals and the cob assets were based upon liquidation value.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

(in thousands)	December 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Restricted cash	471	—	—	471
Commodity derivatives, net (a)	29,872	(7,831)	—	22,041
Provisionally priced contracts (b)	(105,321)	(64,876)	—	(170,197)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	9,391	(2,530)	—	6,861
Total	$(65,587)	$(75,237)	$3,294	$(137,530)

(in thousands)	December 31, 2015
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$26,931	$—	$—	$26,931
Restricted cash	450	—	—	450
Commodity derivatives, net (a)	26,890	(15,101)	—	11,789
Provisionally priced contracts (b)	(133,842)	(103,148)	—	(236,990)
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	8,635	(3,324)	350	5,661
Total	$(70,936)	$(121,573)	$13,900	$(178,609)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets

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
A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Securities		Contingent Consideration
(in thousands)	2016	2015	2016	2015
Assets (Liabilities) at January 1,	$13,550	$13,300	$(350)	$—
New agreements	2,500	750	—	(350)
Sales proceeds	(13,485)	(992)	—	—
Realized Gains (Losses) included in Earnings	729	492	350	—
Unrealized Gains (Losses) included in Other Comprehensive Income	—	—	—	—
Fair value of impaired retail properties	—	—	—	—
Assets (Liabilities) at December 31,	$3,294	$13,550	$—	$(350)

The following tables summarize information about the Company's Level 3 fair value measurements as of December 31, 2016 and 2015:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/16	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

Real Property	$11,210	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of 12/31/15	Valuation Method	Unobservable Input	Weighted Average
Convertible Preferred Securities	$12,800	Market Approach	EBITDA Multiples	5.6
		Income Approach	Discount Rate	14.5%

Convertible Notes	$750	Cost Basis	N/A	N/A

Fair Value of Debt Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its fixed rate long-term debt instruments outstanding at December 31, 2016 and 2015, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2016
Fixed rate long-term notes payable	$308,645	$310,338	Level 2
Debenture bonds	36,931	37,883	Level 2
	$345,576	$348,221

2015
Fixed rate long-term notes payable	$241,111	$244,101	Level 2
Debenture bonds	39,375	40,087	Level 2
	$280,486	$284,188
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

In 2005, the Company became an investor in The Andersons Albion Ethanol LLC (“TAAE”). TAAE is a producer of ethanol and its co-products DDG and corn oil at its 55 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company is separately compensated for all such services except corn oil marketing. The Company also leases its Albion, Michigan grain facility to TAAE. While the Company now holds 55% of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

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

The Company has marketing agreements with TAAE, TACE, and TAME ("the three unconsolidated ethanol LLCs") under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. For two of the LLCs, the Company purchases all of the ethanol produced and then sells it to external parties. For the third LLC, the Company buys only a portion of the ethanol produced. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2016, 2015 and 2014, revenues recognized for the sale of ethanol purchased from related parties were $427.8 million, $428.2 million and $584.2 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit based fee. Similar to the ethanol sales described above, the Company acts as a principal in these transactions, and accordingly, records revenues on a gross basis. For the years ended December 31, 2016, 2015 and 2014, revenues recognized for the sale of corn under these agreements were $426.8 million, $443.9 million and $480.2 million, respectively. As part of the corn origination agreements, the Company also markets the DDG produced by the entities. For this service the Company receives a unit based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the buyer for DDG sales. At December 31, 2016 and 2015, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $4.1 million and $3.9 million, respectively, of which $9.4 thousand and $63.3 thousand, respectively, was more than thirty days past due. As the Company has not experienced historical losses and the DDG receivable balances greater than thirty days past due is immaterial, the Company has concluded that the fair value of this guarantee is inconsequential.
On July 31, 2013, the Company, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in the related U.S. operating company. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota. The Company does not hold a majority of the outstanding shares of Thompsons Limited joint ventures. All major operating decisions of these joint ventures are made by their Board of Directors and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and therefore accounts for these investments under the equity method of accounting.

The following table presents aggregate summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant equity method investees in the aggregate. No equity investments qualified as significant for the years ended December 31, 2016, 2015 and 2014.

	December 31,
(in thousands)	2016	2015	2014
Sales	$6,579,413	$6,868,257	$8,152,313
Gross profit	188,350	250,847	396,774
Income from continuing operations	12,288	85,220	233,831
Net income	6,445	81,368	219,431

Current assets	898,081	1,236,171	1,482,110
Non-current assets	565,416	500,637	558,138
Current liabilities	665,387	796,816	1,153,101
Non-current liabilities	359,816	342,075	381,646
Noncontrolling interests	3,628	11,716	13,953
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2016	2015
The Andersons Albion Ethanol LLC	$38,972	$32,871
The Andersons Clymers Ethanol LLC	19,739	29,278
The Andersons Marathon Ethanol LLC	22,069	31,255
Lansing Trade Group, LLC	89,050	101,531
Thompsons Limited (a)	46,184	43,964
Other	917	3,208
Total	$216,931	$242,107

(a)	Thompsons Limited and related U.S. operating company held by joint ventures

The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2016	December 31,
(in thousands)		2016	2015	2014
The Andersons Albion Ethanol LLC	55%	$6,167	$5,636	$19,814
The Andersons Clymers Ethanol LLC	39%	6,486	6,866	21,840
The Andersons Marathon Ethanol LLC	50%	5,814	4,718	27,226
Lansing Trade Group, LLC	33% (a)	(9,935)	11,880	23,266
Thompsons Limited (b)	50%	1,189	2,735	4,140
Other	5%-34%	—	89	237
Total		$9,721	$31,924	$96,523

(a)	This does not consider the restricted management units which once vested will reduce the ownership percentage by approximately 0.7%.

(b)	Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $33.6 million for the year ended December 31, 2016. The balance at December 31, 2016 that represents the undistributed earnings of the Company's equity method investments is $72.1 million.

Investment in Debt Securities
The Company previously owned 100% of the cumulative convertible preferred shares of Iowa Northern Railway Company (“IANR”), which operates a short-line railroad in Iowa. In the first quarter of 2016, these shares were redeemed and the Company no longer has an ownership stake in this entity.

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2016	2015	2014
Sales revenues	$749,746	$825,220	$1,062,377
Service fee revenues (a)	17,957	20,393	23,093
Purchases of product	463,832	465,056	604,067
Lease income (b)	5,966	6,664	6,381
Labor and benefits reimbursement (c)	12,809	11,567	11,707
Other expenses (d)	149	1,059	1,224
Accounts receivable at December 31 (e)	26,254	13,362	25,049
Accounts payable at December 31 (f)	23,961	13,784	17,687

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.
From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties in a gross asset position as of December 31, 2016 and 2015 was $4.1 million and $2.3 million, respectively. The fair value of derivative contracts with related parties in a gross liability position as of December 31, 2016 and 2015 was $0.1 million and $0.3 million, respectively.

13. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. There are various service contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily base nutrient and value add fertilizers, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. In January 2017, the Company announced that the Retail segment will be closed in the first half of 2017. Included in “Other” are the corporate level costs not attributed to an operating segment.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. The Company does not have any customers who represent 10 percent, or more, of total revenues.

	Year ended December 31,
(in thousands)	2016	2015	2014
Revenues from external customers
Grain	$2,357,171	$2,483,643	$2,682,038
Ethanol	544,556	556,188	765,939
Plant Nutrient	725,176	848,338	802,333
Rail	163,658	170,848	148,954
Retail	134,229	139,478	140,807
Total	$3,924,790	$4,198,495	$4,540,071

	Year ended December 31,
(in thousands)	2016	2015	2014
Inter-segment sales
Grain	$1,638	$3,573	$5,066
Plant Nutrient	470	682	627
Rail	1,399	1,192	466
Total	$3,507	$5,447	$6,159

	Year ended December 31,
(in thousands)	2016	2015	2014
Interest expense (income)
Grain	$7,955	$5,778	$8,785
Ethanol	35	70	255
Plant Nutrient	6,448	7,243	5,278
Rail	6,461	7,006	7,247
Retail	496	356	666
Other	(276)	(381)	(471)
Total	$21,119	$20,072	$21,760

	Year ended December 31,
(in thousands)	2016	2015	2014
Equity in earnings of affiliates
Grain	$(8,746)	$14,703	$27,643
Ethanol	18,467	17,221	68,880
Total	$9,721	$31,924	$96,523

	Year ended December 31,
(in thousands)	2016	2015	2014
Other income, net
Grain	$5,472	$26,229	$21,450
Ethanol	77	377	223
Plant Nutrient	3,716	3,046	4,372
Rail	2,218	15,935	3,094
Retail	507	557	955
Other	2,785	328	1,031
Total	$14,775	$46,472	$31,125

	Year ended December 31,
(in thousands)	2016	2015	2014
Income (loss) before income taxes
Grain	$(15,651)	$(9,446)	$58,136
Ethanol	24,723	28,503	92,257
Plant Nutrient	14,176	121	24,514
Rail	32,428	50,681	31,445
Retail	(8,848)	(455)	(620)
Other*	(28,323)	(82,713)	(34,505)
Non-controlling interests	2,876	1,745	12,919
Total	$21,381	$(11,564)	$184,146
* includes pension settlement charges in 2015

	Year ended December 31,
(in thousands)	2016	2015
Identifiable assets
Grain	$961,114	$1,010,810
Ethanol	171,115	183,080
Plant Nutrient	484,455	531,753
Rail	398,446	405,702
Retail	31,257	44,135
Other	186,462	183,621
Total	$2,232,849	$2,359,101

	Year ended December 31,
(in thousands)	2016	2015	2014
Capital expenditures
Grain	$21,428	$26,862	$20,958
Ethanol	2,301	7,223	2,256
Plant Nutrient	15,153	14,384	24,491
Rail	4,345	2,990	2,332
Retail	436	1,005	1,190
Other	34,077	20,005	8,448
Total	$77,740	$72,469	$59,675

	Year ended December 31,
(in thousands)	2016	2015	2014
Acquisition of businesses, net of cash acquired and other investments
Grain	$—	$—	$40,206
Ethanol	—	—	—
Plant Nutrient	—	128,549	15,489
Rail	—	—	—
Other	2,500	750	100
Total	$2,500	$129,299	$55,795

	Year ended December 31,
(in thousands)	2016	2015	2014
Depreciation and amortization
Grain	$18,232	$19,240	$16,547
Ethanol	5,925	5,865	5,700
Plant Nutrient	28,663	25,179	19,624
Rail	20,082	18,450	13,262
Retail	2,452	2,510	2,668
Other	8,971	7,212	4,204
Total	$84,325	$78,456	$62,005

Grain sales for export to foreign markets amounted to $78.3 million, $195.6 million and $251.4 million in 2016, 2015 and 2014, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $13.2 million, $11.0 million and $9.1 million in 2016, 2015 and 2014, respectively. The net book value of the leased railcars in Canada as of December 31, 2016 and 2015 was $26.8 million and $26.6 million, respectively.

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

Lease income from operating leases (with the Company as lessor) to customers (including month-to-month and per diem leases) and rental expense for the Rail Group operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Rental and service income - operating leases	$95,254	$97,059	$80,715
Rental expense	$16,723	$15,214	$13,206

Lease income recognized under per diem arrangements (described in Note 1) totaled $4.9 million, $5.0 million, and 3.4 million in 2016, 2015 and 2014, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancellable Rail operating leases on transportation assets are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2017	$68,838	$14,544
2018	52,447	11,356
2019	34,006	6,891
2020	19,670	5,072
2021	13,923	4,473
Future years	24,336	12,853
	$213,220	$55,189

The Company also arranges non-recourse lease transactions under which it sells assets to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing maintenance and management services for the financial intermediaries, and receives a fee for such services when earned. Management and service fees earned in 2016, 2015 and 2014 were $5.7 million, $7.0 million and $8.4 million, respectively.

Build-to-Suit Lease

In August, 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters which was completed in the third quarter of 2016. We have recognized an asset and a financing obligation.

As of December 31, 2016, we have recorded a build-to-suit financing obligation of $14.0 million in other long-term liabilities and $0.9 million in other current liabilities.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. Rental expense under these agreements was $12.3 million, $10.9 million and $8.9 million in 2016, 2015 and 2014, respectively. Future minimum lease payments under agreements in effect at December 31, 2016 are as follows: 2017 -- $5.5 million; 2018 -- $4.6 million; 2019 -- $3.8 million; 2020 -- $3.3 million; 2021 -- $3.0 million; and $0.3 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol investees. The Albion, Michigan grain elevator lease expires in 2056. The initial term of the Clymers, Indiana grain elevator lease ended in 2014 and was renewed through 2022. The agreement provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $2.0 million and $2.0 million, respectively.

15. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information
Interest paid	$21,407	$19,292	$19,944
Income taxes paid, net of refunds	(10,587)	4,909	36,783
Noncash investing and financing activity
Capital projects incurred but not yet paid	3,092	7,507	6,000
Purchase of a productive asset through seller-financing	—	1,010	6,634
Shares issued for acquisition of business	—	4,303	31,050
Outstanding shares to be issued for acquisition of business	—	—	4,470
Dividends declared not yet paid	4,493	4,338	4,059

See Footnote 17 for the fair value of assets acquired and liabilities assumed as part of business acquisitions.

16. Stock Compensation Plans

The Company's 2014 Long-Term Incentive Compensation Plan, dated February 28, 2014 and subsequently approved by Shareholders on May 2, 2014 (the "2014 LT Plan") is authorized to issue up to 1,750,000 shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 808,000 shares remain available for issuance at December 31, 2016.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $7.0 million, $1.9 million and $8.6 million in 2016, 2015 and 2014, respectively.

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

Beginning in 2011, the Company replaced the SOSAR equity awards with full value Restricted Stock Awards (“RSAs”). No SOSAR equity awards have been granted since 2010. No SOSAR equity awards remain outstanding as of December 31, 2016.

A summary of activity related to SOSARs is included below:

	Year ended December 31,
(in thousands)	2016	2015	2014
Total intrinsic value of SOSARs exercised	$—	$—	$5,193
Total fair value of shares vested	$—	$—	$—

As of December 31, 2016, there was no unrecognized compensation cost related to SOSARs granted under the LT Plan.

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

A reconciliation of the number of Options outstanding and exercisable under the 2014 LT Plan as of December 31, 2016, and changes during the period then ended is as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options outstanding at January 1, 2016	325	$35.40
Options granted	—	—
Options exercised	—	—
Options cancelled / forfeited	—	—
Options outstanding at December 31, 2016	325	$35.40	5.84	$3,023
Vested and expected to vest at December 31, 2016	323	$35.40	5.84	$3,002
Options exercisable at December 31, 2016	108	$35.40	5.84	$1,008

Year ended December 31,
(in thousands)	2016
Total intrinsic value of Options exercised	$—
Total fair value of shares vested	$1,123
Weighted average fair value of Options granted	$—

As of December 31, 2016, there was $1.1 million unrecognized compensation cost related to Options granted under the 2014 LT Plan. That cost is expected to be recognized over the next 1.8 years.

Restricted Stock Awards

The LT Plans permit awards of restricted stock. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Restricted shares vest over a period of 3 years, with one-third vesting each January 1 of the following first, second, and third years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight line basis. In 2016, there were 177,321 shares issued to members of management and directors.

A summary of the status of the Company's non-vested restricted shares as of December 31, 2016, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Non-vested restricted shares at January 1, 2016	151	$44.99
Granted	177	27.20
Vested	(92)	43.61
Forfeited	(13)	36.45
Non-vested restricted shares at December 31, 2016	223	$31.93

	Year ended December 31,
	2016	2015	2014
Total fair value of shares vested (000's)	$4,038	$4,918	$1,585
Weighted average fair value of restricted shares granted	$27.20	$42.32	$54.84

As of December 31, 2016, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted shares granted under the LT Plans. That cost is expected to be recognized over the next 2.7 years.

EPS-Based Performance Share Units (“EPS PSUs”)

The LT Plans also allow for the award of EPS PSUs. Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a specified performance period. For EPS PSUs granted in 2014 and 2015, the performance period is 3 years. For EPS PSUs granted in 2013, the performance period is 2.25 years. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2016, there were 129,714 PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2014, 2015 and 2016 at 0% of the maximum amount available for issuance.

EPS PSUs Activity

A summary of the status of the Company's EPS PSUs as of December 31, 2016, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	311	$48.53
Granted	130	27.54
Vested	—	—
Forfeited	(137)	45.9
Non-vested at December 31, 2016	304	$40.76

	Year ended December 31,
	2016	2015	2014
Weighted average fair value of PSUs granted	$27.54	$44.76	$54.84

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested EPS PSUs granted under the LT Plans.

TSR-Based Performance Share Units (“TSR PSUs”)

Beginning in 2016, the Company began granting Total Shareholder Return-Based PSUs ("TSR PSUs"). Each PSU gives the participant the right to receive common shares dependent on total shareholder return over a 3 year period. At the end of the period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of TSR PSUs was estimated at the date of grant using a Monte Carlo Simulation with the following assumptions. Expected volatility was estimated based on the historical volatility of the Company's common shares over the 2.83 year period prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life. Forfeitures are estimated at the date of grant based on historical experience. In 2016, there were 129,714 TSR PSUs issued to members of management.

2016
Risk free interest rate	0.96%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	0.37
Expected term (in years)	2.83
Correlation coefficient	0.43

TSR PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2016, and changes during the period then ended, is presented below:

	Shares (000)'s	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2016	—	$—
Granted	130	26.43
Vested	—	—
Forfeited	(12)	26.43
Non-vested at December 31, 2016	118	$26.43

	Year ended December 31,
	2016	2015	2014
Weighted average fair value of PSUs granted	$26.43	$—	$—

As of December 31, 2016, there was approximately $1.1 million unrecognized compensation cost related to non-vested TSR PSUs granted under the LT Plans. That cost is expected to be recognized over the next 2.0 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 137,000 common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

The fair value of the option component of the ESP Plan is estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions at the grant date. Expected volatility was estimated based on the historical volatility of the Company's common shares over the past year. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury issues with a one year term. Forfeitures are estimated at the date of grant based on historical experience.

	2016	2015	2014
Risk free interest rate	0.61%	0.25%	0.13%
Dividend yield	1.96%	1.05%	0.74%
Volatility factor of the expected market price of the common shares	0.36	0.41	0.23
Expected life for the options (in years)	1.00	1.00	1.00

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

2016 Business Acquisitions

There were no business acquisitions completed in 2016.

Prior Years Business Acquisitions

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

The total fair value of consideration for the acquisitions was $129.4 million, including working capital and $0.4 million in estimated fair value of the contingent consideration arrangement. The current estimated fair value of the contingent consideration arrangement is $0. The Company funded this transaction with long-term debt, short-term debt, and cash on hand.

The purchase price allocation is summarized below:

(in thousands)
Cash	$880
Accounts receivable	14,699
Inventory	25,094
Other assets	6,155
Intangibles	53,091
Goodwill	47,735
Property, plant, and equipment	27,478
Accounts payable	(12,131)
Other current liabilities	(4,866)
Other non-current liabilities	(28,706)
Total purchase price	$129,429

The goodwill recognized as a result of the Kay Flo Industries, Inc. acquisition was $47.7 million and was allocated to the Plant Nutrient segment. The goodwill is not deductible for tax purposes. The goodwill recognized is primarily attributable to expansion of the segment's geographic range and the ability to realize synergies from the combination of product lines and marketing efforts.

Details of the intangible assets acquired are as follows:

(in thousands)	Fair Value	Useful Life
Unpatented technology	$13,400	10 years
Customer relationships	22,800	10 years
Trade names	15,500	7 to 10 years
Noncompete agreement	1,342	5 years
Favorable leasehold interest	49	5 years
Total identifiable intangible assets	$53,091	10 years *
*weighted average number of years

18. Sale of Assets

On May 2, 2016 the Company sold eight grain and agronomy locations in Iowa for $54.3 million  and recorded a nominal gain. The Andersons acquired these locations as part of its 2012 acquisition from Green Plains Grain Company. The Tennessee assets acquired during that same transaction will remain a part of the Company.

19. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2016 and 2015:

(in thousands, except for per common share data)	Sales and merchandising revenues	Gross profit	Net income attributable to The Andersons, Inc.	Earnings per share-basic	Earnings per share-diluted
Quarter ended 2016
March 31	$887,879	$67,755	$(14,696)	$(0.52)	$(0.52)
June 30	1,064,244	97,042	14,423	0.51	0.51
September 30	859,612	77,015	1,722	0.06	0.06
December 31	1,113,055	103,694	10,145	0.36	0.36
Year ended 2016	$3,924,790	$345,506	$11,594	0.41	0.41

Quarter ended 2015
March 31	$918,225	$83,313	$4,097	$0.14	$0.14
June 30	1,187,704	108,173	31,092	1.09	1.09
September 30	909,093	85,190	(1,227)	(0.04)	(0.04)
December 31	1,183,473	99,162	(47,029)	(1.68)	(1.68)
Year ended 2015	$4,198,495	$375,838	$(13,067)	(0.46)	(0.46)

Net income per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

20. Subsequent Events

On January 15, 2017, the Company announced that it is exiting the Retail business, effective in the first half of 2017, and is seeking to sell or find alternate uses for the Group's assets.

The book value of assets in this segment includes $20.7 million of inventory and $10.2 million of plant, property, and equipment subsequent to asset impairments of $6.5 million in the fourth quarter of 2016. After impairment, the remaining long-lived assets carried by the segment have been written down to fair value at all locations.

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
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2016, the certifying officers have concluded that the Company's disclosure controls and procedures were effective.
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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 1, 2017

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 12, 2017 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2016, 2015 and 2014	95

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

10.57
Second Amended and Restated Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated dated June 1, 2013. (The exhibits to the Marketing Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)

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

10.73	Form of Performance Share Unit Agreement - Total Shareholder Return. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.74	Form of Performance Share Unit Agreement - Earnings Per Share. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.75	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.76	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-Q filed May 10, 2016).

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21	Consolidated Subsidiaries of The Andersons, Inc (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP(filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - US (filed herewith).

23.3	Consent of Independent Registered Public Accounting Firm - Crowe Chizek LLP (filed herewith).

23.4	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - Canada (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in (c) below.

(c)	Financial Statement Schedule

The financial statement schedule listed in 15(a)(2) follows "Signatures."

 Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: March 1, 2017	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	3/1/2017	/s/ Ross W. Manire	Director	3/1/2017
Patrick E. Bowe	(Principal Executive Officer)		Ross W. Manire

/s/ John Granato	Chief Financial Officer	3/1/2017	/s/ Donald L. Mennel	Director	3/1/2017
John Granato	(Principal Financial Officer)		Donald L. Mennel

/s/ Anne G. Rex	Vice President, Corporate Controller	3/1/2017	/s/ Patrick S. Mullin	Director	3/1/2017
Anne G. Rex	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Michael J. Anderson	Chairman	3/1/2017	/s/ John T. Stout, Jr.	Director	3/1/2017
Michael J. Anderson			John T. Stout, Jr.

/s/ Gerard M. Anderson	Director	3/1/2017	/s/ Jacqueline F. Woods	Director	3/1/2017
Gerard M. Anderson			Jacqueline F. Woods

/s/ Catherine M. Kilbane	Director	3/1/2017	/s/ Robert J. King, Jr.	Director	3/1/2017
Catherine M. Kilbane			Robert J. King, Jr.

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
Allowance for doubtful accounts receivable - Year ended December 31,
2016	$6,938	$1,191	$—	$(423)	$7,706
2015	4,644	3,302	—	(1,008)	6,938
2014	4,993	1,183	—	(1,532)	4,644
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Registered Public Accounting Firm.

23.4	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.