Form 10-Q
period 2017-03-31
Andersons, Inc.
filed 2017-05-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.4 million common shares outstanding, no par value, at April 27, 2017.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2017	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$29,645	$62,630	$46,301
Restricted cash	752	471	718
Accounts receivable, net	190,628	194,698	207,740
Inventories (Note 2)	641,294	682,747	703,452
Commodity derivative assets – current (Note 5)	48,049	45,447	61,316
Other current assets	83,623	72,133	76,575
Total current assets	993,991	1,058,126	1,096,102
Other assets:
Commodity derivative assets – noncurrent (Note 5)	339	100	371
Goodwill	63,934	63,934	63,934
Other intangible assets, net	103,057	106,100	117,023
Other assets, net	8,108	10,411	5,803
Equity method investments	208,993	216,931	236,083
	384,431	397,476	423,214
Rail Group assets leased to others, net (Note 3)	342,936	327,195	337,661
Property, plant and equipment, net (Note 3)	440,395	450,052	462,661
Total assets	$2,161,753	$2,232,849	$2,319,638

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2017	December 31, 2016	March 31, 2016
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$255,000	$29,000	$274,002
Trade and other payables	276,834	581,826	367,338
Customer prepayments and deferred revenue	81,628	48,590	100,384
Commodity derivative liabilities – current (Note 5)	29,914	23,167	33,394
Accrued expenses and other current liabilities	65,952	69,648	65,129
Current maturities of long-term debt (Note 4)	56,144	47,545	54,044
Total current liabilities	765,472	799,776	894,291
Other long-term liabilities	36,125	27,833	27,463
Commodity derivative liabilities – noncurrent (Note 5)	450	339	874
Employee benefit plan obligations	34,832	35,026	46,151
Long-term debt, less current maturities (Note 4)	365,971	397,065	402,360
Deferred income taxes	181,541	182,113	179,780
Total liabilities	1,384,391	1,442,152	1,550,919
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 3/31/2017, 12/31/16 and 3/31/2016)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	220,366	222,910	217,050
Treasury shares, at cost (1,074, 1,201 and 1,185 shares at 3/31/2017, 12/31/16 and 3/31/2016, respectively)	(40,727)	(45,383)	(44,774)
Accumulated other comprehensive loss	(11,964)	(12,468)	(18,327)
Retained earnings	601,560	609,206	596,115
Total shareholders’ equity of The Andersons, Inc.	769,331	774,361	750,160
Noncontrolling interests	8,031	16,336	18,559
Total equity	777,362	790,697	768,719
Total liabilities and equity	$2,161,753	$2,232,849	$2,319,638
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2017	2016
Sales and merchandising revenues	$852,016	$887,879
Cost of sales and merchandising revenues	775,558	820,124
Gross profit	76,458	67,755
Operating, administrative and general expenses	81,947	79,881
Interest expense	6,100	7,051
Other income (loss):
Equity in earnings (losses) of affiliates, net	(1,878)	(6,977)
Other income, net	7,897	3,246
Income (loss) before income taxes	(5,570)	(22,908)
Income tax provision (benefit)	(2,535)	(7,286)
Net income (loss)	(3,035)	(15,622)
Net income (loss) attributable to the noncontrolling interests	54	(926)
Net income (loss) attributable to The Andersons, Inc.	$(3,089)	$(14,696)
Per common share:
Basic earnings (losses) attributable to The Andersons, Inc. common shareholders	$(0.11)	$(0.52)
Diluted earnings (losses) attributable to The Andersons, Inc. common shareholders	$(0.11)	$(0.52)
Dividends declared	$0.160	$0.155
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2017	2016
Net income (loss)	$(3,035)	$(15,622)
Other comprehensive income (loss), net of tax:
Change in fair value of debt securities (net of income tax of $0 and $74)	—	(126)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $7 and $(10) - Note 8)	(10)	173
Foreign currency translation adjustments (net of income tax of $0 and $0)	514	2,505
Cash flow hedge activity (net of income tax of $0 and $(35))	—	60
Other comprehensive income (loss)	504	2,612
Comprehensive income (loss)	(2,531)	(13,010)
Comprehensive income (loss) attributable to the noncontrolling interests	54	(926)
Comprehensive income (loss) attributable to The Andersons, Inc.	$(2,585)	$(12,084)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2017	2016
Operating Activities
Net income (loss)	$(3,035)	$(15,622)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	21,003	20,902
Bad debt expense	629	424
Equity in (earnings) losses of affiliates, net of dividends	1,931	7,033
Gains on sale of facilities and investments in affiliates	(4,701)	(685)
Gains on sale of Rail Group assets and related leases	(3,609)	(2,443)
Deferred income taxes	(628)	(988)
Stock-based compensation expense	1,220	1,473
Other	(94)	(20)
Changes in operating assets and liabilities:
Accounts receivable	7,563	(37,474)
Inventories	33,456	43,947
Commodity derivatives	4,017	(15,630)
Other assets	(9,375)	1,526
Payables and other accrued expenses	(277,612)	(270,296)
Net cash provided by (used in) operating activities	(229,235)	(267,853)
Investing Activities
Purchases of Rail Group assets	(25,074)	(7,340)
Proceeds from sale of Rail Group assets	5,621	4,967
Purchases of property, plant and equipment and capitalized software	(5,608)	(12,305)
Proceeds from sale of property, plant and equipment	125	206
Proceeds from returns of investments in affiliates	—	(22)
Proceeds from sale of facilities and investments	13,787	15,013
Purchase of investments	(1,817)	—
Change in restricted cash	(281)	(269)
Net cash provided by (used in) investing activities	(13,247)	250
Financing Activities
Net change in short-term borrowings	226,000	258,000
Proceeds from issuance of long-term debt	15,175	76,908
Proceeds from long-term financing arrangement	10,396	—
Payments of long-term debt	(37,852)	(80,399)
Proceeds from sale of treasury shares to employees and directors	511	1,275
Payments of debt issuance costs	(33)	(299)
Dividends paid	(4,483)	(4,338)
Other	(217)	(993)
Net cash provided by (used in) financing activities	209,497	250,154
Decrease in cash and cash equivalents	(32,985)	(17,449)
Cash and cash equivalents at beginning of period	62,630	63,750
Cash and cash equivalents at end of period	$29,645	$46,301
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net income (loss)					(14,696)	(926)	(15,622)
Other comprehensive income (loss)				2,612			2,612
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $417 (212 shares)		(5,798)	8,128				2,330
Dividends declared ($0.155 per common share)					(4,340)		(4,340)
Balance at March 31, 2016	$96	$217,050	$(44,774)	$(18,327)	$596,115	$18,559	$768,719

Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(3,089)	54	(3,035)
Other comprehensive income (loss)				504			504
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (126 shares)		(2,549)	4,604				2,055
Dividends declared ($0.16 per common share)					(4,500)		(4,500)
Restricted share award dividend equivalents		$5	$52		$(57)		—
Balance at March 31, 2017	$96	$220,366	$(40,727)	$(11,964)	$601,560	$8,031	$777,362
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2016 was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
New Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers. The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of the new revenue model is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These standards are effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company plans on using the modified retrospective method of adoption and does not plan to early adopt.
While we are still continuing to evaluate the potential future impact of these standards on our financial statements, we believe the following items may be impacted upon adoption:
- Methodology for recognizing certain fee-based arrangements within our Grain and Ethanol segments;
- Determination of whether we are the principal or agent for certain revenue streams within several of our segments;
- Methodology for recognizing gains on certain sale transactions within our Rail segment
Our evaluation of these standards, which includes reviewing representative samples of customer contracts, considers the amount and timing of revenues recognized, financial statement presentation, and required disclosures.
Leasing
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted, however the Company does not plan to early adopt. Entities are required to use a modified retrospective approach when transitioning to ASU 2016-02 for leases that exist as of or are entered into after the beginning of the earliest comparative period presented in the financial statements.
The Company expects this standard to have the effect of bringing substantially all of the off balance-sheet rail assets currently in nonrecourse financing deals noted in Item 2 of Form 10-Q onto the balance sheet along with a corresponding liability for the associated obligations. Additionally, we have other arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet. The magnitude of these items is substantially less than the rail assets that will be recorded on the balance sheet. We expect any impact to the statement of operations to be minimal post adoption.
Other applicable standards
In March 2017, the FASB issued Accounting Standards Update No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted, however the Company has not done so at this time. The Company is currently evaluating the impact this standard will have on its Consolidated Financial Statements and disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The standard is effective for annual and interim periods beginning after December 15, 2017. At adoption, the Company will elect to continue classifying distributions from equity method investments using the cumulative earnings approach which is consistent with current practice.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material way. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, however the Company does not plan to do so.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company implemented this standard in the current quarter and elected not to adjust the prior periods. It did not have a material impact on the Company's Consolidated Financial Statements and disclosures.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Grain	$443,870	$495,139	$450,414
Ethanol and co-products	15,549	10,887	11,895
Plant nutrients and cob products	165,584	150,259	207,109
Retail merchandise	11,082	20,678	27,792
Railcar repair parts	5,209	5,784	6,185
Other	—	—	57
	$641,294	$682,747	$703,452

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2017, December 31, 2016 and March 31, 2016 do not include 2.7 million, 0.9 million and 2.8 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Land	$29,331	$30,672	$30,138
Land improvements and leasehold improvements	78,798	79,631	77,531
Buildings and storage facilities	321,344	322,856	304,276
Machinery and equipment	388,230	392,418	377,879
Construction in progress	13,113	12,784	47,755
	830,816	838,361	837,579
Less: accumulated depreciation	390,421	388,309	374,918
	$440,395	$450,052	$462,661
Depreciation expense on property, plant and equipment was $12.1 million and $12.1 million for the three months ended March 31, 2017 and 2016, respectively.
In December 2016, the Company recorded charges totaling $6.0 million for impairment of property, plant and equipment in the Retail business. This does not include $0.5 million of impairment charges related to software. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.
In December 2016, the Company also recorded charges totaling $2.3 million for impairment of property, plant and equipment in the Plant Nutrient segment due to the closing of a cob facility.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Rail Group assets leased to others	$448,761	$431,571	$436,948
Less: accumulated depreciation	105,825	104,376	99,287
	$342,936	$327,195	$337,661

Depreciation expense on Rail Group assets leased to others amounted to $4.7 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.

4. Debt
The Company is party to borrowing arrangements with a syndicate of banks. See Note 5 in the Company’s 2016 Form 10-K for a description of these arrangements. Total borrowing capacity for the Company under all lines of credit is currently at $871.3 million, including $21.3 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At March 31, 2017, the Company had a total of $553.6 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of March 31, 2017.
The Company’s short-term and long-term debt at March 31, 2017, December 31, 2016 and March 31, 2016 consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Short-term Debt - Recourse	$255,000	$29,000	$274,002
Total Short-term Debt	255,000	29,000	274,002

Current Maturities of Long-term Debt – Recourse	56,144	47,545	54,044
Total Current Maturities of Long-term Debt	56,144	47,545	54,044

Long-term Debt, Less: Current Maturities – Recourse	365,971	397,065	402,360
Total Long-term Debt, Less: Current Maturities	$365,971	$397,065	$402,360

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

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, option or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Condensed Consolidated Balance Sheets.
The following table presents at March 31, 2017, December 31, 2016 and March 31, 2016, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2017		December 31, 2016		March 31, 2016
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$(2,769)	$—	$28,273	$—	$27,498	$—
Fair value of derivatives	32,310	—	1,599	—	11,389	—
Balance at end of period	$29,541	$—	$29,872	$—	$38,887	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$57,499	$341	$554	$3	$58,397
Commodity derivative liabilities	(6,681)	(2)	(30,468)	(453)	(37,604)
Cash collateral	(2,769)	—	—	—	(2,769)
Balance sheet line item totals	$48,049	$339	$(29,914)	$(450)	$18,024

	December 31, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,146	$140	$1,447	$6	$37,739
Commodity derivative liabilities	(18,972)	(40)	(24,614)	(345)	(43,971)
Cash collateral	28,273	—	—	—	28,273
Balance sheet line item totals	$45,447	$100	$(23,167)	$(339)	$22,041

	March 31, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$46,999	$382	$1,219	$5	$48,605
Commodity derivative liabilities	(13,181)	(11)	(34,613)	(879)	(48,684)
Cash collateral	27,498	—	—	—	27,498
Balance sheet line item totals	$61,316	$371	$(33,394)	$(874)	$27,419

The gains and losses included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$27,025	$(8,859)
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	201,200	—	—	—
Soybeans	29,015	—	—	—
Wheat	7,956	—	—	—
Oats	46,861	—	—	—
Ethanol	—	178,040	—	—
Corn oil	—	—	6,279	—
Other	100	1,000	—	239
Subtotal	285,132	179,040	6,279	239
Exchange traded:
Corn	104,790	—	—	—
Soybeans	47,605	—	—	—
Wheat	40,855	—	—	—
Oats	1,660	—	—	—
Ethanol	—	16,590	—	—
Other	—	—	—	15
Subtotal	194,910	16,590	—	15
Total	480,042	195,630	6,279	254

	December 31, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	175,549	—	—	—
Soybeans	20,592	—	—	—
Wheat	7,177	—	—	—
Oats	36,025	—	—	—
Ethanol	—	215,081	—	—
Corn oil	—	—	9,358	—
Other	108	1,144	—	110
Subtotal	239,451	216,225	9,358	110
Exchange traded:
Corn	63,225	—	—	—
Soybeans	39,005	—	—	—
Wheat	45,360	—	—	—
Oats	4,120	—	—	—
Ethanol	—	78,120	—	—
Subtotal	151,710	78,120	—	—
Total	391,161	294,345	9,358	110

	March 31, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	235,426	—	—	—
Soybeans	21,509	—	—	—
Wheat	12,654	—	—	—
Oats	32,136	—	—	—
Ethanol	—	149,374	—	—
Corn oil	—	—	3,850	—
Other	18	—	6,234	85
Subtotal	301,743	149,374	10,084	85
Exchange traded:
Corn	129,465	—	—	—
Soybeans	34,315	—	—	—
Wheat	20,950	—	—	—
Oats	3,225	—	—	—
Ethanol	—	1,470	—	—
Subtotal	187,955	1,470	—	—
Total	489,698	150,844	10,084	85

At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	March 31, 2017	December 31, 2016	March 31, 2016
(in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts included in other long term liabilities	$(2,141)	$(2,530)	$(4,618)
Total fair value of interest rate derivatives not designated as hedging instruments	$(2,141)	$(2,530)	$(4,618)
Derivatives designated as hedging instruments
Interest rate contract included in other short term liabilities	$—	$—	$(96)
Total fair value of interest rate derivatives designated as hedging instruments	$—	$—	$(96)
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Interest income (expense)	$389	$(1,600)
The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At March 31, 2017, December 31, 2016 and March 31, 2016, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	March 31, 2017	December 31, 2016	March 31, 2016
(in thousands)
Derivatives not designated as hedging instruments
Foreign currency contracts included in short term assets	$(14)	$(112)	$1,478
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$(14)	$(112)	$1,478
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Foreign currency derivative gains included in Other income, net	$98	$1,478

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and post-retirement benefit plans maintained by the Company for the three months ended March 31, 2017 and 2016:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2017	2016
Service cost	$—	$—
Interest cost	39	48
Recognized net actuarial loss	63	36
Benefit cost	$102	$84

	Post-retirement Benefits
(in thousands)	Three months ended March 31,
	2017	2016
Service cost	$123	$213
Interest cost	300	405
Amortization of prior service cost	—	(89)
Recognized net actuarial loss	—	235
Benefit cost	$423	$764

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

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $2.5 million at an effective tax rate of 45.5%, which varied from the U.S. Federal tax rate of 35% primarily due to a 9.8% benefit related to the recognition of previously unrecognized tax benefits. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $7.3 million at an effective tax rate of 31.8%.

Other than the recognition of previously unrecognized tax benefits discussed above, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2016.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2017 and 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2017
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$—	$(11,002)	$—	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	—	514	—	(10)	504
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income (loss)	—	514	—	(10)	504
Ending balance	$—	$(10,488)	$—	$(1,476)	$(11,964)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	60	2,505	—	229	2,794
Amounts reclassified from accumulated other comprehensive loss	—	—	(126)	(56)	(182)
Net current-period other comprehensive income (loss)	60	2,505	(126)	173	2,612
Ending balance	$(51)	$(9,536)	$—	$(8,740)	$(18,327)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
There were no reclassification adjustments from accumulated other comprehensive loss to net income for the three months ended March 31, 2017.
The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income (loss) for the three months ended March 31, 2016:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)
	(89)	Total before tax
	33	Income tax provision
	$(56)	Net of tax

Other items
Recognition of gain on sale of investment	(200)
	(200)	Total before tax
	74	Income tax provision
	(126)	Net of tax

Total reclassifications for the period	$(182)	Net of tax

(a) Amounts in parentheses indicate credits to profit/loss
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (see Note 6).

9. Earnings Per Share
The Company’s non-vested restricted stock that was granted prior to March 2015 is considered a participating security since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings.

(in thousands, except per common share data)	Three months ended March 31,
	2017	2016
Net income (loss) attributable to The Andersons, Inc.	$(3,089)	$(14,696)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	3
Earnings (losses) available to common shareholders	$(3,089)	$(14,699)
Earnings per share – basic:
Weighted average shares outstanding – basic	28,281	28,101
Earnings (losses) per common share – basic	$(0.11)	$(0.52)
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,281	28,101
Effect of dilutive awards	—	—
Weighted average shares outstanding – diluted	28,281	28,101
Earnings (losses) per common share – diluted	$(0.11)	$(0.52)
There were no antidilutive stock-based awards outstanding at March 31, 2017 or March 31, 2016.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017, December 31, 2016 and March 31, 2016:

(in thousands)	March 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	752	—	—	752
Commodity derivatives, net (a)	29,566	(11,542)	—	18,024
Provisionally priced contracts (b)	(86,314)	(37,643)	—	(123,957)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	8,518	(2,141)	—	6,377
Total	$(47,478)	$(51,326)	$3,294	$(95,510)

(in thousands)	December 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	471	—	—	471
Commodity derivatives, net (a)	29,872	(7,831)	—	22,041
Provisionally priced contracts (b)	(105,321)	(64,876)	—	(170,197)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	9,391	(2,530)	—	6,861
Total	$(65,587)	$(75,237)	$3,294	$(137,530)

(in thousands)	March 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$25,496	$—	$—	$25,496
Restricted cash	718	—	—	718
Commodity derivatives, net (a)	38,070	(10,651)	—	27,419
Provisionally priced contracts (b)	88,356	42,836	—	131,192
Convertible preferred securities (c)	—	—	775	775
Other assets and liabilities (d)	13,958	(4,828)	160	9,290
Total	$166,598	$27,357	$935	$194,890

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

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

These fair value disclosures exclude physical grain inventories measured at net realizable value. The net realizable value used to measure the Company’s agricultural commodity inventories is the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. This valuation would generally be considered Level 2. The amount is disclosed in Note 2. Changes in the net realizable value of commodity inventories are recognized as a component of cost of sales and merchandising revenues.

Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or the Company has delivered provisionally priced grain and a subsequent payable or receivable is set up for any futures changes in the grain price, quoted CBOT prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Contingent Consideration		Convertible Securities
(in thousands)	2017	2016	2017	2016
Asset (liability) at January 1,	$—	$(350)	$3,294	$13,550
Gains (losses) included in earnings	—	190	—	710
Sales proceeds	—	—	—	(13,485)
Asset (liability) at March 31,	$—	$(160)	$3,294	$775

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2017, December 31, 2016 and March 31, 2016:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

(in thousands)	Fair Value as of December 31, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

Real Property	$11,210	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of March 31, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$775	Cost Basis, Plus Interest	N/A	N/A

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Fair value of long-term debt, including current maturities	$426,105	$450,940	$472,997
Fair value in excess of carrying value	1,036	3,116	12,577
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
The Andersons Albion Ethanol LLC	$38,694	$38,972	$32,483
The Andersons Clymers Ethanol LLC	19,946	19,739	28,199
The Andersons Marathon Ethanol LLC	13,266	22,069	29,446
Lansing Trade Group, LLC	88,339	89,050	98,763
Thompsons Limited (a)	46,054	46,184	45,479
Other	2,694	917	1,713
Total	$208,993	$216,931	$236,083
 (a) Thompsons Limited and related U.S. operating company held by joint ventures
On January 1, 2017, The Andersons Ethanol Investment LLC (“TAEI”) was merged with and into The Andersons Marathon Ethanol LLC (“TAME”). The Company had owned (66%) of TAEI, which, in turn, had owned 50% of TAME. Pursuant to the merger, the Company’s ownership units in TAEI were canceled and converted into ownership units in TAME. As a result, the Company now directly owns 33% of the outstanding ownership units of TAME.
Prior to this transaction, the noncontrolling interest in TAEI was attributed 33% of the gains and losses of TAME recorded by the Company in its equity in earnings of affiliates.
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended March 31,
(in thousands)	% Ownership at March 31, 2017	2017	2016
The Andersons Albion Ethanol LLC	55%	$(277)	$(322)
The Andersons Clymers Ethanol LLC	39%	207	(1,079)
The Andersons Marathon Ethanol LLC	33%	(463)	(1,809)
Lansing Trade Group, LLC	33% (a)	(711)	(2,767)
Thompsons Limited (b)	50%	(595)	(1,000)
Other	5% - 50%	(39)	—
Total		$(1,878)	$(6,977)
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.6%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

There were no distributions received from unconsolidated affiliates for the three months ended March 31, 2017. Total distributions received from unconsolidated affiliates were $0.1 million for the three months ended March 31, 2016.

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

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2017	2016
Sales revenues	$198,068	$194,838
Service fee revenues (a)	4,627	4,636
Purchases of product	134,508	101,953
Lease income (b)	1,287	2,037
Labor and benefits reimbursement (c)	3,690	3,898
Other expenses (d)	—	149

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of its railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Accounts receivable (e)	$19,999	$26,254	$19,066
Accounts payable (f)	19,888	23,961	16,124

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended March 31, 2017 and 2016, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $123.3 million and $87.6 million, respectively.

For the three months ended March 31, 2017 and 2016, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $117.5 million and $118.5 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of March 31, 2017, December 31, 2016 and March 31, 2016 was $2.0 million, $4.1 million and $2.3 million, respectively. The fair value of derivative contract liabilities with related parties as of March 31, 2017, December 31, 2016 and March 31, 2016 was $0.5 million, $0.1 million and $0.4 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. The Company performs services under various contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. In January 2017, the Company announced that the Retail business will be closed in the first half of 2017. Included in “Other” are the corporate level costs not attributed to an operating segment.
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

	Three months ended March 31,
(in thousands)	2017	2016
Revenues from external customers
Grain	$478,528	$538,814
Ethanol	154,153	114,693
Plant Nutrient	146,587	166,991
Rail	40,390	39,609
Retail	32,358	27,772
Total	$852,016	$887,879

	Three months ended March 31,
(in thousands)	2017	2016
Inter-segment sales
Grain	$66	$1,451
Plant Nutrient	171	247
Rail	292	379
Total	$529	$2,077

	Three months ended March 31,
(in thousands)	2017	2016
Income (loss) before income taxes
Grain	$(5,073)	$(17,405)
Ethanol	1,716	(2,680)
Plant Nutrient	6,672	1,704
Rail	6,078	9,375
Retail	(6,846)	(2,076)
Other	(8,171)	(10,900)
Noncontrolling interests	54	(926)
Total	$(5,570)	$(22,908)

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Identifiable assets
Grain	$884,870	$961,114	$948,802
Ethanol	170,020	171,115	177,987
Plant Nutrient	512,744	484,455	591,639
Rail	415,801	398,446	380,347
Retail	21,594	31,257	46,653
Other	156,724	186,462	174,210
Total	$2,161,753	$2,232,849	$2,319,638

13. Commitments and Contingencies
The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records additional expense. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income.
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
Build-to-Suit Lease
In August, 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters which was completed in the third quarter of 2016. Since the Company is deemed to be the owner of this facility for accounting purposes during the construction period, it has recognized an asset and a corresponding financing obligation.
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $24.1 million, $14.0 million, and $10.0 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $0.8 million, $0.9 million, and $0.9 million at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Supplemental disclosure of cash flow information
Interest paid	$8,670	$5,731
Noncash investing and financing activity
Capital projects incurred but not yet paid	$2,216	$7,305
Investment merger (decreasing equity method investments and non-controlling interest)	8,360	—
Outstanding receivable for sale of assets	3,597	—
Dividends declared not yet paid	4,501	4,341

15. Sale of Assets

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sales price includes a working capital adjustment receivable of $3.6 million that was outstanding as of March 31, 2017.
On May 2, 2016 the Company sold eight grain and agronomy locations in Iowa for $54.3 million and recorded a nominal gain.

16. Exit Costs

In January 2017, the Company announced that the Retail business will be closed in the first half of 2017, and is seeking to sell or find alternate uses for the Group's assets. As of March 31, 2017, the book value of assets in this segment includes $11.1 million of inventory and $10.2 million of plant, property, and equipment and software, subsequent to asset impairments of $6.5 million in the fourth quarter of 2016. In the first quarter, the Company also recorded charges of $7.8 million of exit charges.

17. Subsequent Events

On April 13, 2017, the Company amended its line of credit agreement with a syndicate of banks. The amended agreement provides for a credit facility in the amount of $800 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In some cases, you can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2016 Form 10-K, have not materially changed through the first quarter of 2017.
Executive Overview

Our operations are organized, managed and classified into five reportable business segments: Grain, Ethanol, Plant Nutrient, Rail, and Retail. Each of these segments is based on the nature of products and services offered.

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a much less significant impact on gross profit. As a result, changes in sales between periods may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes in gross profit.
Grain Group
The Grain Group's performance in the first quarter reflects significant improvement over the prior year, however, merchandising margins continue to feel pressure and intense competition. The improvements were primarily due to higher space income, as the Group was able to purchase grain at more typical prices during the 2016 harvest, along with the divestiture of underperforming assets in Iowa during the first half of 2016. The Group's affiliates also saw improvements over the prior year.
Grain inventories on hand at March 31, 2017 were 100.1 million bushels, of which 2.7 million bushels were stored for others. This compares to 104.2 million bushels on hand at March 31, 2016, of which 2.8 million bushels were stored for others. Total grain storage capacity was approximately 153 million bushels at March 31, 2017 compared to 161 million bushels at March 31, 2016, with the decrease resulting from the sale of Iowa grain assets and partially offset by the construction of an elevator in Tennessee.
Spring planting is underway and the progress is on pace with the five year average. While weather will play a factor in the planting progress, the Grain Group is still expecting farmers to plant as many or slightly more combined corn and soybean acres in 2017 than in 2016.
Ethanol Group
The Ethanol Group's first quarter results reflect improvements in overall margins from higher ethanol prices coupled with lower corn prices, much of the price increase is due to hedges entered into in the prior quarter. These ethanol margins were offset by weakness in margins on co-products, such as DDGs, from lower export demand and localized elevated vomitoxin levels in eastern draw areas in the 2016 corn crop.
The Group has substantially completed a project to double the ethanol production capacity of its facility in Albion, Michigan. The project was operational ahead of schedule and on budget.

Ethanol volumes shipped for the three months ended March 31, 2017 and 2016 were as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Ethanol (gallons shipped)	89,423	73,873
E-85 (gallons shipped)	9,257	6,320
Corn Oil (pounds shipped)	4,260	3,614
DDG (tons shipped) *	42	40
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's results reflect continued pressure on prices, particularly in base nutrient products, which has put pressure on overall margins. Volumes have also declined compared to the prior year as a result of lower farm income and a market that continues to experience uncertainty around future nutrient prices leading to lower immediate demand. We expect this trend to continue during the year.

On March 31, 2017, the Group sold its farm center facilities in Florida, resulting in a gain of approximately $4.7 million.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 486 thousand tons for dry nutrients and approximately 528 thousand tons for liquid nutrients at March 31, 2017 and approximately 508 thousand tons for dry nutrients and approximately 572 thousand tons for liquid nutrients at March 31, 2016. The decrease in our storage capacity is a result of the sales of Florida farm center assets in the first quarter of 2017 and the Iowa farm center assets in the second quarter of 2016.

Tons of product shipped (including sales and service tons) for the three months ended March 31, 2017 and 2016 were as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Wholesale Nutrients - Base nitrogen, phosphorus, potassium	190	212
Wholesale Nutrients - Value added products	130	119
Other (includes Farm Centers, Turf, and Cob)	129	129
Total tons	449	460
Rail Group
The Rail Group saw a decline in average utilization rates from 91.5 percent in the first quarter of 2016 to 83.6 percent in the first quarter of 2017. Average lease rates remained relatively flat. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2017 were 23,394 compared to 22,991 at March 31, 2016.
Utilization rates are under pressure due to substantial increases in operational efficiency of the railroads in North America driving a decrease in the number of cars needed to move the same volume of freight. This has made it more difficult for the Group to re-market cars as they return from existing leases and we also incur additional storage costs while the cars sit idle.
The Group purchased over 600 cars with leases attached in the first quarter and continues to focus on strategically growing the rail fleet, as well as look for opportunities to open new repair facilities.

Retail Group
The retail industry is highly competitive. Our stores compete with a variety of retail merchandisers, including home centers, department and hardware stores, as well as local and national grocers.

In January 2017, the Company announced that the Retail business will be closed in the first half of 2017 and incurred exit charges, much of which is employee severance cost, of $7.8 million in the first quarter of 2017.
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

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$852,016	$887,879
Cost of sales and merchandising revenues	775,558	820,124
Gross profit	76,458	67,755
Operating, administrative and general expenses	81,947	79,881
Interest expense (income)	6,100	7,051
Equity in earnings (losses) of affiliates, net	(1,878)	(6,977)
Other income (expense), net	7,897	3,246
Income (loss) before income taxes	(5,570)	(22,908)
Income (loss) attributable to noncontrolling interests	54	(926)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(5,624)	$(21,982)
Comparison of the three months ended March 31, 2017 with the three months ended March 31, 2016:
Grain Group

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$478,528	$538,814
Cost of sales and merchandising revenues	454,879	522,614
Gross profit	23,649	16,200
Operating, administrative and general expenses	25,327	28,022
Interest expense (income)	2,696	2,487
Equity in earnings (losses) of affiliates, net	(1,345)	(3,767)
Other income (expense), net	646	668
Income (loss) before income taxes	(5,073)	(17,408)
Income (loss) attributable to noncontrolling interests	—	(3)
Income (loss) before income taxes attributable to The Andersons, Inc.	$(5,073)	$(17,405)

Operating results for the Grain Group have improved by $12.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $60.3 million. This decrease was more than offset by a decrease of cost of sales and merchandising revenues for a net favorable gross profit impact of $7.4 million. The increase was driven by space income as the value of storage capacity has greatly improved compared to the same period in 2016. Additionally, 2016 included reduced gross profit from the divestiture of Iowa grain assets of $1.5 million.

Operating, administrative and general expenses decreased by $2.7 million compared to the same period in 2016 due primarily to decreases in labor and benefit costs as a result of productivity efforts and the Iowa divestiture noted above.

Equity in losses of affiliates improved $2.4 million due to improved operating results of both Lansing Trade Group ("LTG") and Thompsons Limited. LTG continues to recover from under performance in its core markets in the first quarter of 2016.

Ethanol Group

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$154,153	$114,693
Cost of sales and merchandising revenues	148,613	112,357
Gross profit	5,540	2,336
Operating, administrative and general expenses	3,247	2,748
Interest expense (income)	(3)	11
Equity in earnings (losses) of affiliates, net	(533)	(3,210)
Other income (expense), net	7	30
Income (loss) before income taxes	1,770	(3,603)
Income (loss) attributable to noncontrolling interests	54	(923)
Income (loss) before income taxes attributable to The Andersons, Inc.	$1,716	$(2,680)

Operating results for the Ethanol Group increased $4.4 million from the same period last year. Sales and merchandising revenues increased $39.5 million compared to the results of the same period last year with cost of sales and merchandising revenues increasing at almost the same rate. These changes were due to an increase in average ethanol sales price coupled with a lower cost of corn compared to the same quarter in the prior year. Partially offsetting the better ethanol margins were lower DDG margins due to dampened demand as a result of localized vomitoxin issues in the 2016 corn crop in the Group's eastern draw areas.

Equity in earnings of affiliates increased $2.7 million due to better results from the unconsolidated ethanol LLCs. The facilities' productivity and output remained strong and margins were better, as noted above.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$146,587	$166,991
Cost of sales and merchandising revenues	120,779	140,302
Gross profit	25,808	26,689
Operating, administrative and general expenses	23,060	23,882
Interest expense (income)	1,640	1,898
Other income (expense), net	5,564	795
Income (loss) before income taxes	$6,672	$1,704

Gross profit for the Plant Nutrient Group decreased $0.9 million from the same period last year. Sales and merchandising revenues decreased $20.4 million and cost of sales and merchandising revenues have decreased $19.5 million. Margins remain tight due to competitive pressures and margin compression in the wholesale and farm center businesses due to lower base nutrient prices, lower farm income, and resulting lower demand.

Operating, administrative and general expenses decreased $0.8 million due to staffing reductions and productivity initiatives.

Other income increased as a result of a $4.7 million gain on the sale of farm center locations in Florida.

Rail Group

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$40,390	$39,609
Cost of sales and merchandising revenues	28,082	25,049
Gross profit	12,308	14,560
Operating, administrative and general expenses	5,500	4,871
Interest expense (income)	1,809	1,691
Other income (expense), net	1,079	1,377
Income (loss) before income taxes	$6,078	$9,375

Operating results for the Rail Group decreased $3.3 million from the same period last year. Sales and merchandising revenues increased $0.8 million while cost of sales and merchandising revenues increased $3.0 million. Operating results were driven by a significant decrease in utilization rates in the base leasing business, along with higher maintenance, storage, and freight costs.
Retail Group

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$32,358	$27,772
Cost of sales and merchandising revenues	23,205	19,802
Gross profit	9,153	7,970
Operating, administrative and general expenses	16,041	9,989
Interest expense (income)	88	146
Other income (expense), net	130	89
Income (loss) before income taxes	$(6,846)	$(2,076)

Operating results for the Retail Group declined $4.8 million from the same period last year. Results were driven by $7.8 million in store closure costs, most of which related to employee severance costs. Gross profit increased by $1.2 million as part of the higher volume of sales from the liquidation efforts.
Other

	Three months ended March 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	8,772	10,369
Interest expense (income)	(130)	818
Other income (expense), net	471	287
Income (loss) before income taxes	$(8,171)	$(10,900)

The other operating loss not allocated to business segments decreased $2.7 million compared to the same period in the prior year. Operating, administrative and general expenses decreased $1.6 million, a majority of which is due to severance costs in the prior year that did not occur in 2017. The $0.9 million variance in interest is primarily due to mark-to-market gains on interest rate derivative contracts.

Income Taxes

An income tax benefit of $2.5 million was provided at 45.5% in the current quarter. In the first quarter of 2016, an income tax benefit of $7.3 million was provided at 31.8%. The higher 2017 effective tax rate is primarily due to discrete tax benefits related to the recognition of previously unrecognized tax benefits.

The Company anticipates that its 2017 effective annual rate will be 34.0%. The Company’s actual 2016 effective tax rate was 32.3%. The higher 2017 rate is primarily due to decreased benefits related to the income attributable to non-controlling interests and federal tax credits, partially offset by the lower impact of state taxes.

Liquidity and Capital Resources
Working Capital
At March 31, 2017, the Company owned working capital of $228.5 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2017	March 31, 2016	Variance
Current Assets:
Cash and cash equivalents	$29,645	$46,301	$(16,656)
Restricted cash	752	718	34
Accounts receivable, net	190,628	207,740	(17,112)
Inventories	641,294	703,452	(62,158)
Commodity derivative assets – current	48,049	61,316	(13,267)
Other current assets	83,623	76,575	7,048
Total current assets	993,991	1,096,102	(102,111)
Current Liabilities:
Short-term debt	255,000	274,002	(19,002)
Trade and other payables	276,834	367,338	(90,504)
Customer prepayments and deferred revenue	81,628	100,384	(18,756)
Commodity derivative liabilities – current	29,914	33,394	(3,480)
Accrued expenses and other current liabilities	65,952	65,129	823
Current maturities of long-term debt	56,144	54,044	2,100
Total current liabilities	765,472	894,291	(128,819)
Working Capital	$228,519	$201,811	$26,708
In comparison to March 31, 2016 current assets decreased significantly. This was primarily due to a decrease in the Plant Nutrient Group’s inventories. The Group owned fewer tons, at lower prices, in its wholesale business and sold its Florida and Iowa farm centers, both of which are included in the 2016 balances. Retail inventory is also down due to the decision to close retail stores and the start of inventory liquidation. See discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities were down compared to the prior year due to a decrease in trade and other payables. This decrease was driven by two factors. First, the Plant Nutrient Group had a decrease in inventory payables at the end of the quarter. Second, the Grain Group had a decrease in accounts payable due to the sale of the Iowa facilities, which are included in the 2016 balance. The remaining change is due to timing of payments. Short-term debt decreased $19.0 million due to declines in commodity prices and associated working capital requirements. Finally, customer prepayments and deferred revenue also decreased in the Plant Nutrient Group, which experienced lower fertilizer prices that reduced the dollar value of customer prepayments compared to the same period in 2016, along with no prepayments for its Iowa locations in 2017.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $229.2 million and $267.9 million in the first three months of 2017 and 2016, respectively. The cash used year to date is primarily a result of net losses incurred as well as the fact that use of cash is typically high in the first quarter as the Company prepares for the spring planting season.
Investing Activities
Investing activities used cash of $13.2 million through the first three months of 2017, compared to cash provided of $0.3 million in the prior year. This change is due to a $17.1 million increase in net spend on railcar acquisitions and sales. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group asset market. This increase was partially offset by a $6.7 million decrease in capital expenditures.
In 2017, we expect to spend a total of $145.0 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from the sales and dispositions of approximately $120.0 million during the year.

Additionally, total capital spending for 2017 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $76.2 million.
Financing Activities
Financing activities provided cash of $209.5 million and $250.2 million for the three months ended March 31, 2017 and 2016, respectively. Short term borrowings decreased $32.0 million. This change was driven primarily by declines in commodity prices and associated working capital requirements. In addition, the current year saw a decrease of $51.3 million in funds provided by long-term debt issuance and other long-term financing arrangements, but this was largely offset by a $42.5 million decrease in long-term debt payments.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $871.3 million in borrowings, which includes $21.3 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $553.6 million remaining available for borrowing at March 31, 2017. Peak short-term borrowings to date were $367.0 million on February 15, 2017. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $4.5 million in dividends in the first three months of 2017 compared to $4.3 million in the prior year. We paid $0.16 per common share for the dividends paid in January 2017 and $0.155 per common share for the dividends paid in January, 2016. On March 3, 2017, we declared a cash dividend of $0.16 per common share payable on April 24, 2017 to shareholders of record on April 3, 2017.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2017. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at March 31, 2017:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	561
Owned-railcar assets leased to others	On balance sheet – non-current	15,780
Railcars leased from financial intermediaries	Off balance sheet	3,699
Railcars – non-recourse arrangements	Off balance sheet	3,249
Total Railcars		23,289
Locomotive assets leased to others	On balance sheet – non-current	36
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		40
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 501 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2017.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The most significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2016 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales or repurchases of shares have occurred in 2017.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.77	Form of Performance Share Unit Agreement - Total Shareholder Return

10.78	Form of Performance Share Unit Agreement - Earnings Per Share

10.79	Form of Restricted Share Award

10.80	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 5, 2017	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.77	Form of Performance Share Unit Agreement - Total Shareholder Return

10.78	Form of Performance Share Unit Agreement - Earnings Per Share

10.79	Form of Restricted Share Award

10.80	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.