Form 10-Q
period 2017-06-30
Andersons, Inc.
filed 2017-08-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.4 million common shares outstanding, no par value, at July 28, 2017.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2017	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$18,934	$62,630	$31,383
Restricted cash	1,033	471	987
Accounts receivable, net	186,331	194,698	212,588
Inventories (Note 2)	463,205	682,747	486,236
Commodity derivative assets – current (Note 5)	11,619	45,447	115,924
Other current assets	59,873	72,133	48,754
Assets held for sale (Note 16)	10,028	—	—
Total current assets	751,023	1,058,126	895,872
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,191	100	1,934
Goodwill (Note 17)	23,105	63,934	63,934
Other intangible assets, net	113,492	106,100	113,245
Other assets, net	8,686	10,411	6,549
Equity method investments	215,794	216,931	238,478
	362,268	397,476	424,140
Rail Group assets leased to others, net (Note 3)	375,092	327,195	340,136
Property, plant and equipment, net (Note 3)	423,042	450,052	447,267
Total assets	$1,911,425	$2,232,849	$2,107,415

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2017	December 31, 2016	June 30, 2016
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$124,000	$29,000	$179,404
Trade and other payables	267,194	581,826	302,413
Customer prepayments and deferred revenue	15,113	48,590	18,252
Commodity derivative liabilities – current (Note 5)	18,104	23,167	43,183
Accrued expenses and other current liabilities	69,256	69,648	71,169
Current maturities of long-term debt (Note 4)	62,482	47,545	53,720
Total current liabilities	556,149	799,776	668,141
Other long-term liabilities	34,441	27,833	30,430
Commodity derivative liabilities – noncurrent (Note 5)	334	339	2,182
Employee benefit plan obligations	36,837	35,026	44,902
Long-term debt, less current maturities (Note 4)	354,066	397,065	398,746
Deferred income taxes	181,806	182,113	179,911
Total liabilities	1,163,633	1,442,152	1,324,312
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 6/30/2017, 12/31/16 and 6/30/2016)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	222,261	222,910	219,489
Treasury shares, at cost (1,080, 1,201 and 1,190 shares at 6/30/2017, 12/31/16 and 6/30/2016, respectively)	(40,945)	(45,383)	(44,970)
Accumulated other comprehensive loss	(11,993)	(12,468)	(17,094)
Retained earnings	570,406	609,206	606,177
Total shareholders’ equity of The Andersons, Inc.	739,825	774,361	763,698
Noncontrolling interests	7,967	16,336	19,405
Total equity	747,792	790,697	783,103
Total liabilities and equity	$1,911,425	$2,232,849	$2,107,415
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales and merchandising revenues	$993,662	$1,064,244	$1,845,678	$1,952,123
Cost of sales and merchandising revenues	905,828	967,202	1,681,386	1,787,326
Gross profit	87,834	97,042	164,292	164,797
Operating, administrative and general expenses	69,928	75,405	151,875	155,286
Goodwill impairment	42,000	—	42,000	—
Interest expense	5,988	6,554	12,088	13,605
Other income (loss):
Equity in earnings (losses) of affiliates, net	6,385	2,344	4,507	(4,633)
Other income, net	4,632	5,682	12,529	8,928
Income (loss) before income taxes	(19,065)	23,109	(24,635)	201
Income tax provision (benefit)	7,652	7,668	5,117	382
Net income (loss)	(26,717)	15,441	(29,752)	(181)
Net income (loss) attributable to the noncontrolling interests	(64)	1,018	(10)	92
Net income (loss) attributable to The Andersons, Inc.	$(26,653)	$14,423	$(29,742)	$(273)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.94)	$0.51	$(1.05)	$(0.01)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.94)	$0.51	$(1.05)	$(0.01)
Dividends declared	$0.160	$0.155	$0.320	$0.310
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(26,717)	$15,441	$(29,752)	$(181)
Other comprehensive income (loss), net of tax:
Change in fair value of debt securities (net of income tax of $0, $0, $0 and $74)	—	—	—	(126)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(628), $653, $(635) and $663 - Note 8)	(988)	1,121	(998)	1,294
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $0)	959	52	1,473	2,557
Cash flow hedge activity (net of income tax of $0, $36, $0, and $72)	—	60	—	120
Other comprehensive income (loss)	(29)	1,233	475	3,845
Comprehensive income (loss)	(26,746)	16,674	(29,277)	3,664
Comprehensive income (loss) attributable to the noncontrolling interests	(64)	1,018	(10)	92
Comprehensive income (loss) attributable to The Andersons, Inc.	$(26,682)	$15,656	$(29,267)	$3,572
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$(29,752)	$(181)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	42,878	41,379
Bad debt expense	839	491
Equity in (earnings) losses of affiliates, net of dividends	(3,793)	7,181
Gains on sale of facilities and investments in affiliates	(4,701)	(685)
Gains on sale of Rail Group assets and related leases	(4,984)	(4,725)
Deferred income taxes	(628)	(1,601)
Stock-based compensation expense	2,935	3,696
Goodwill impairment expense	42,000	—
Other	(2,339)	234
Changes in operating assets and liabilities:
Accounts receivable	13,086	(43,650)
Inventories	213,064	224,368
Commodity derivatives	27,670	(60,443)
Other assets	10,629	35,612
Payables and other accrued expenses	(352,133)	(396,037)
Net cash provided by (used in) operating activities	(45,229)	(194,361)
Investing Activities
Acquisition of business, net of cash acquired	(3,507)	—
Purchases of Rail Group assets	(66,506)	(27,504)
Proceeds from sale of Rail Group assets	9,390	10,397
Purchases of property, plant and equipment and capitalized software	(15,976)	(34,443)
Proceeds from sale of property, plant and equipment	646	173
Proceeds from returns of investments in affiliates	—	15,013
Proceeds from sale of facilities and investments	13,788	54,330
Purchase of investments	(2,429)	(2,523)
Other	437	(538)
Net cash provided by (used in) investing activities	(64,157)	14,905
Financing Activities
Net change in short-term borrowings	93,941	164,000
Proceeds from issuance of long-term debt	15,175	77,564
Proceeds from long-term financing arrangement	10,396	—
Payments of long-term debt	(42,849)	(85,177)
Proceeds from sale of treasury shares to employees and directors	473	1,282
Payments of debt issuance costs	(2,024)	(309)
Dividends paid	(8,984)	(8,679)
Other	(438)	(1,592)
Net cash provided by (used in) financing activities	65,690	147,089
Decrease in cash and cash equivalents	(43,696)	(32,367)
Cash and cash equivalents at beginning of period	62,630	63,750
Cash and cash equivalents at end of period	$18,934	$31,383
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net income (loss)					(273)	92	(181)
Other comprehensive income (loss)				3,845			3,845
Other change in noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $424 (207 shares)		(3,379)	7,932				4,553
Dividends declared ($0.31 per common share)					(8,681)		(8,681)
Restricted share award dividend equivalents		20			(20)		—
Balance at June 30, 2016	$96	$219,489	$(44,970)	$(17,094)	$606,177	$19,405	$783,103

Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(29,742)	(10)	(29,752)
Other comprehensive income (loss)				475			475
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (122 shares)		(654)	4,386				3,732
Dividends declared ($0.32 per common share)					(9,001)		(9,001)
Restricted share award dividend equivalents		5	52		(57)		—
Balance at June 30, 2017	$96	$222,261	$(40,945)	$(11,993)	$570,406	$7,967	$747,792
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 has been included as the Company operates in several seasonal industries.
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
- Methodology for recognizing gains on certain sale transactions within our Rail segment.
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
Other applicable standards
In May 2017, the FASB issued Accounting Standards Update No. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard states that if the vesting conditions, fair value, and classification of the awards are the same immediately before and after the modification an entity would not apply modification accounting. The ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted, however the Company has not chosen to do so at this time. The Company does not expect the impact from adoption of this standard to be material.
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
In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted, and the Company elected to implement this standard in the current quarter.
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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Grain	$373,863	$495,139	$348,757
Ethanol and co-products	14,041	10,887	15,298
Plant nutrients and cob products	69,365	150,259	91,227
Retail merchandise	906	20,678	25,161
Railcar repair parts	5,030	5,784	5,793
	$463,205	$682,747	$486,236

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2017, December 31, 2016 and June 30, 2016 do not include 0.8 million, 0.9 million and 4.0 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Land	$23,566	$30,672	$28,472
Land improvements and leasehold improvements	71,236	79,631	77,849
Buildings and storage facilities	298,077	322,856	290,528
Machinery and equipment	382,321	392,418	374,107
Construction in progress	7,372	12,784	51,672
	782,572	838,361	822,628
Less: accumulated depreciation	359,530	388,309	375,361
	$423,042	$450,052	$447,267
Depreciation expense on property, plant and equipment was $24.1 million and $23.8 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, depreciation expense on property, plant and equipment was $12.0 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively.
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
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Rail Group assets leased to others	$482,524	$431,571	$442,239
Less: accumulated depreciation	107,432	104,376	102,103
	$375,092	$327,195	$340,136

Depreciation expense on Rail Group assets leased to others amounted to $9.7 million and $9.3 million for the six months ended June 30, 2017 and 2016, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $5.0 million and $4.7 million for the three months ended June 30, 2017 and 2016, respectively.

4. Debt
On April 13, 2017, the Company amended its line of credit agreement with a syndicate of banks. The amended agreement provides for a credit facility in the amount of $800 million. Total borrowing capacity for the Company under all lines of credit is currently at $820.0 million, including $20.0 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At June 30, 2017, the Company had a total of $633.5 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of June 30, 2017.
The Company’s short-term and long-term debt at June 30, 2017, December 31, 2016 and June 30, 2016 consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt - Recourse	$124,000	$29,000	$179,404
Total Short-term Debt	124,000	29,000	179,404

Current Maturities of Long-term Debt – Non-Recourse	—	—	—
Current Maturities of Long-term Debt – Recourse	62,482	47,545	53,720
Total Current Maturities of Long-term Debt	62,482	47,545	53,720

Long-term Debt, Less: Current Maturities – Non-Recourse	—	—	—
Long-term Debt, Less: Current Maturities – Recourse	354,066	397,065	398,746
Total Long-term Debt, Less: Current Maturities	$354,066	$397,065	$398,746

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
The following table presents at June 30, 2017, December 31, 2016 and June 30, 2016, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2017		December 31, 2016		June 30, 2016
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$15,452	$—	$28,273	$—	$38,252	$(480)
Fair value of derivatives	(12,835)	—	1,599	—	13,491	1,480
Balance at end of period	$2,617	$—	$29,872	$—	$51,743	$1,000

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$26,101	$1,201	$4,404	$2	$31,708
Commodity derivative liabilities	(29,934)	(10)	(22,508)	(336)	(52,788)
Cash collateral	15,452	—	—	—	15,452
Balance sheet line item totals	$11,619	$1,191	$(18,104)	$(334)	$(5,628)

	December 31, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,146	$140	$1,447	$6	$37,739
Commodity derivative liabilities	(18,972)	(40)	(24,614)	(345)	(43,971)
Cash collateral	28,273	—	—	—	28,273
Balance sheet line item totals	$45,447	$100	$(23,167)	$(339)	$22,041

	June 30, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$134,504	$2,095	$5,925	$84	$142,608
Commodity derivative liabilities	(56,832)	(161)	(48,628)	(2,266)	(107,887)
Cash collateral	38,252	—	(480)	—	37,772
Balance sheet line item totals	$115,924	$1,934	$(43,183)	$(2,182)	$72,493

The gains and losses included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(41,873)	$34,800	$(14,848)	$25,941
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	184,197	—	—	—
Soybeans	31,532	—	—	—
Wheat	7,340	—	—	—
Oats	41,526	—	—	—
Ethanol	—	256,518	—	—
Corn oil	—	—	4,658	—
Other	90	500	—	100
Subtotal	264,685	257,018	4,658	100
Exchange traded:
Corn	94,895	—	—	—
Soybeans	27,470	—	—	—
Wheat	43,925	—	—	—
Oats	2,290	—	—	—
Ethanol	—	3,990	—	—
Other	—	840	—	60
Subtotal	168,580	4,830	—	60
Total	433,265	261,848	4,658	160

	December 31, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	175,549	—	—	—
Soybeans	20,592	—	—	—
Wheat	7,177	—	—	—
Oats	36,025	—	—	—
Ethanol	—	215,081	—	—
Corn oil	—	—	9,358	—
Other	108	1,144	—	110
Subtotal	239,451	216,225	9,358	110
Exchange traded:
Corn	63,225	—	—	—
Soybeans	39,005	—	—	—
Wheat	45,360	—	—	—
Oats	4,120	—	—	—
Ethanol	—	78,120	—	—
Subtotal	151,710	78,120	—	—
Total	391,161	294,345	9,358	110

	June 30, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	242,269	—	—	—
Soybeans	52,599	—	—	—
Wheat	13,100	—	—	—
Oats	30,722	—	—	—
Ethanol	—	130,464	—	—
Corn oil	—	—	13,800	—
Other	17	—	—	128
Subtotal	338,707	130,464	13,800	128
Exchange traded:
Corn	148,665	—	—	—
Soybeans	46,570	—	—	—
Wheat	22,790	—	—	—
Oats	2,820	—	—	—
Ethanol	—	36,540	—	—
Subtotal	220,845	36,540	—	—
Total	559,552	167,004	13,800	128

At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had recorded the following amounts for the fair value of the Company's interest rate derivatives:

	June 30, 2017	December 31, 2016	June 30, 2016
(in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts included in other long-term liabilities	$(2,158)	$(2,530)	$(5,422)
Total fair value of interest rate derivatives not designated as hedging instruments	$(2,158)	$(2,530)	$(5,422)
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for interest rate derivatives not designated as hedging instruments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income (expense)	$(17)	$(694)	$372	$(2,294)
The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks but which are not designated as accounting hedges. At June 30, 2017, December 31, 2016 and June 30, 2016, the Company had recorded the following amounts for the fair value of the Company's foreign currency derivatives:

	June 30, 2017	December 31, 2016	June 30, 2016
(in thousands)
Derivatives not designated as hedging instruments
Foreign currency contracts included in short-term assets (liabilities)	$654	$(112)	$1,391
Total fair value of foreign currency contract derivatives not designated as hedging instruments	$654	$(112)	$1,391
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for foreign currency contract derivatives not designated as hedging instruments are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Foreign currency derivative gains included in Other income, net	$669	$(87)	$767	$1,391

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	39	48	78	97
Recognized net actuarial loss	63	37	126	73
Benefit cost	$102	$85	$204	$170

	Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$106	$167	$229	$380
Interest cost	282	370	582	775
Amortization of prior service cost	—	(89)	—	(177)
Recognized net actuarial loss	—	149	—	384
Benefit cost	$388	$597	$811	$1,362

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

For the three months ended June 30, 2017, the Company recorded income tax expense of $7.7 million at an effective tax rate of (40.1)%, which varied from the U.S. Federal tax rate of 35% primarily due to the recording of a $42.0 million goodwill impairment charge which did not provide a corresponding tax benefit. For the three months ended June 30, 2016, the Company recorded an income tax expense of $7.7 million at an effective tax rate of 33.2%.

For the six months ended June 30, 2017, the Company recorded income tax expense of $5.1 million at an effective tax rate of (20.8)%, which varied from the U.S. Federal tax rate of 35% primarily due to the recording of the $42.0 million goodwill impairment charge noted above. For the six months ended June 30, 2016, the Company recorded income tax expense of $0.4 million at an effective tax rate of 189.6% which varied from the U.S. Federal tax rate of 35% primarily due to a 174.7% discrete tax charge related to state income taxes.

During the three months ended June 30, 2017, the company agreed to a state income tax assessment that had been under appeal. The related $0.3 million reserve for unrecognized tax benefits has been reclassified as currently payable state income tax.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total
Beginning Balance	$(10,488)	$(1,476)	$(11,964)	$(11,002)	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	959	(988)	(29)	1,473	(998)	475
Net current-period other comprehensive income (loss)	959	(988)	(29)	1,473	(998)	475
Ending balance	$(9,529)	$(2,464)	$(11,993)	$(9,529)	$(2,464)	$(11,993)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2016				Six months ended June 30, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(51)	$(9,536)	$(8,740)	$(18,327)	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	60	52	1,177	1,289	120	2,557	—	1,406	4,083
Amounts reclassified from accumulated other comprehensive loss	—	—	(56)	(56)	—	—	(126)	(112)	(238)
Net current-period other comprehensive income (loss)	60	52	1,121	1,233	120	2,557	(126)	1,294	3,845
Ending balance	$9	$(9,484)	$(7,619)	$(17,094)	$9	$(9,484)	$—	$(7,619)	$(17,094)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
There were no reclassification adjustments from accumulated other comprehensive loss to net income for the three and six months ended June 30, 2017.

The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income for the three and six months ended June 30, 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2016		Six months ended June 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)	$(177)	(b)
	(89)	Total before tax	(177)	Total before tax
	33	Income tax provision	65	Income tax provision
	$(56)	Net of tax	$(112)	Net of tax

Other items
Recognition of gain on sale of investment	—		(200)
	—	Total before tax	(200)	Total before tax
	—	Income tax provision	74	Income tax provision
	—	Net of tax	(126)	Net of tax

Total reclassifications for the period	$(56)	Net of tax	(238)	Net of tax
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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to The Andersons, Inc.	$(26,653)	$14,423	$(29,742)	$(273)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	8	—	5
Earnings (losses) available to common shareholders	$(26,653)	$14,415	$(29,742)	$(278)
Earnings per share – basic:
Weighted average shares outstanding – basic	28,350	28,227	28,316	28,164
Earnings (losses) per common share – basic	$(0.94)	$0.51	$(1.05)	$(0.01)
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,350	28,227	28,316	28,164
Effect of dilutive awards	—	86	—	—
Weighted average shares outstanding – diluted	28,350	28,313	28,316	28,164
Earnings (losses) per common share – diluted	$(0.94)	$0.51	$(1.05)	$(0.01)
All outstanding share awards were antidilutive for the six and three months ended June 30, 2017 and for the six months ended June 30, 2016 as the Company experienced a net loss. There were no antidilutive stock-based awards outstanding for the three months ended June 30, 2016.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017, December 31, 2016 and June 30, 2016:

(in thousands)	June 30, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,033	$—	$—	$1,033
Commodity derivatives, net (a)	2,817	(8,445)	—	(5,628)
Provisionally priced contracts (b)	(87,958)	(30,779)	—	(118,737)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	10,155	(2,158)	—	7,997
Total	$(73,953)	$(41,382)	$3,294	$(112,041)

(in thousands)	December 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$471	$—	$—	$471
Commodity derivatives, net (a)	29,872	(7,831)	—	22,041
Provisionally priced contracts (b)	(105,321)	(64,876)	—	(170,197)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	9,391	(2,530)	—	6,861
Total	$(65,587)	$(75,237)	$3,294	$(137,530)

(in thousands)	June 30, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,578	$—	$—	$11,578
Restricted cash	987	—	—	987
Commodity derivatives, net (a)	48,412	24,083	—	72,495
Provisionally priced contracts (b)	(42,213)	(18,495)	—	(60,708)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	6,080	(5,426)	—	654
Total	$24,844	$162	$3,294	$28,300

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets

(d)
Included in other assets and liabilities are deferred compensation assets, ethanol risk management contracts, and foreign exchange derivative contracts (Level 1), and interest rate derivatives (Level 2).

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
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Contingent Consideration		Convertible Securities
(in thousands)	2017	2016	2017	2016
Asset (liability) at January 1,	$—	$(350)	$3,294	$13,550
Gains (losses) included in earnings	—	190	—	710
Sales proceeds	—	—	—	(13,485)
Asset (liability) at March 31,	$—	$(160)	$3,294	$775
Gains (losses) included in earnings	—	160	—	19
New agreements	—	—	—	2,500
Asset (liability) at June 30,	$—	$—	$3,294	$3,294

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2017, December 31, 2016 and June 30, 2016:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

(in thousands)	Fair Value as of December 31, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

Real Property	$11,210	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of June 30, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible Notes	$3,294	Cost Basis, Plus Interest	N/A	N/A

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Fair value of long-term debt, including current maturities	$423,316	$450,940	$472,714
Fair value in excess of carrying value	2,612	3,116	16,498
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
The Andersons Albion Ethanol LLC	$40,829	$38,972	$34,133
The Andersons Clymers Ethanol LLC	19,903	19,739	30,088
The Andersons Marathon Ethanol LLC	14,045	22,069	31,158
Lansing Trade Group, LLC	89,235	89,050	90,884
Thompsons Limited (a)	49,252	46,184	47,948
Other	2,530	917	4,267
Total	$215,794	$216,931	$238,478
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

The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	% Ownership at June 30, 2017	2017	2016	2017	2016
The Andersons Albion Ethanol LLC	55%	$2,135	$1,650	$1,858	$1,328
The Andersons Clymers Ethanol LLC	39%	569	1,889	776	810
The Andersons Marathon Ethanol LLC	33%	779	1,712	316	(97)
Lansing Trade Group, LLC	33% (a)	896	(5,333)	185	(8,101)
Thompsons Limited (b)	50%	2,081	2,426	1,486	1,427
Other	5% - 50%	(75)	—	(114)	—
Total		$6,385	$2,344	$4,507	$(4,633)
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.6%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $0.6 million and $2.7 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

In the second quarter of 2016, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon Ethanol LLC, Lansing Trade Group, and Thompsons Limited qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three and six months ended June 30, 2017 and 2016:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$1,380,361	$1,340,809	$3,002,406	$3,029,680
Gross profit	58,812	52,204	97,728	77,782
Income from continuing operations	16,328	556	11,518	(17,568)
Net income (loss)	13,421	(2,051)	7,248	(20,164)
Net income (loss) attributable to companies	13,714	(1,410)	7,972	(19,122)

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

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Sales revenues	$241,896	$176,865	$439,964	$371,702
Service fee revenues (a)	9,410	9,490	14,036	14,126
Purchases of product	167,904	116,556	302,411	218,509
Lease income (b)	1,422	1,994	2,709	3,861
Labor and benefits reimbursement (c)	6,863	6,841	10,553	10,738
Other expenses (d)	—	—	—	149

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Accounts receivable (e)	$25,673	$26,254	$20,685
Accounts payable (f)	25,590	23,961	10,022

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended June 30, 2017 and 2016, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $161.3 million and $111.3 million, respectively. Additionally, for the six months ended June 30, 2017 and 2016, revenues recognized for the sale of ethanol that the Company purchased from the unconsolidated ethanol LLCs were $284.5 million and $198.9 million, respectively.

For the three months ended June 30, 2017 and 2016, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $125.5 million and $105.6 million, respectively. For the six months ended June 30, 2017 and 2016, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $243.0 million and $224.1 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of June 30, 2017, December 31, 2016 and June 30, 2016 was $0.6 million, $4.1 million and $5.2 million, respectively. The fair value of derivative contract liabilities with related parties as of June 30, 2017, December 31, 2016 and June 30, 2016 was $0.7 million, $0.1 million and $1.0 million, respectively.

12. Segment Information
The Company’s operations include five reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. The Company performs services under various contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Retail business operates large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. The Retail business closed during the second quarter of 2017, and liquidation efforts are substantially complete. Included in “Other” are the corporate level costs not attributed to an operating segment.
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues from external customers
Grain	$488,447	$522,989	$966,975	$1,061,803
Ethanol	187,831	142,520	341,984	257,213
Plant Nutrient	264,736	320,036	411,323	487,027
Rail	38,149	40,342	78,539	79,951
Retail	14,499	38,357	46,857	66,129
Total	$993,662	$1,064,244	$1,845,678	$1,952,123

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Inter-segment sales
Grain	$141	$174	$207	$1,625
Plant Nutrient	70	114	241	361
Rail	275	355	566	734
Total	$486	$643	$1,014	$2,720

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes
Grain	$6,929	$(13,037)	$1,856	$(30,442)
Ethanol	4,660	6,187	6,376	3,507
Plant Nutrient	(25,825)	23,535	(19,154)	25,239
Rail	5,860	6,569	11,938	15,944
Retail	(6,718)	1,010	(13,564)	(1,066)
Other	(3,907)	(2,173)	(12,077)	(13,073)
Noncontrolling interests	(64)	1,018	(10)	92
Total	$(19,065)	$23,109	$(24,635)	$201

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Identifiable assets
Grain	$783,316	$961,114	$879,055
Ethanol	170,730	171,115	192,470
Plant Nutrient	351,871	484,455	448,225
Rail	448,417	398,446	388,456
Retail	11,830	31,257	43,878
Other	145,261	186,462	155,331
Total	$1,911,425	$2,232,849	$2,107,415

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
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $23.9 million, $14.0 million, and $13.0 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $0.8 million, $0.9 million, and $1.5 million at June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
(in thousands)	2017	2016
Supplemental disclosure of cash flow information
Interest paid	$12,430	$9,567
Noncash investing and financing activity
Capital projects incurred but not yet paid	$3,695	$9,653
Investment merger (decreasing equity method investments and non-controlling interest)	8,360	—
Outstanding receivable for sale of assets	4,356	—
Dividends declared not yet paid	4,501	4,341

15. Sale of Assets

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sale price included a working capital adjustment of $3.6 million.
On May 2, 2016 the Company sold eight grain and agronomy locations in Iowa for $54.3 million and recorded a nominal gain.

16. Exit Costs and Assets Held for Sale

The Retail business closed during the second quarter of 2017, and liquidation efforts are substantially complete as of June 30, 2017. The Company recorded $3.5 million of exit charges during the second quarter of 2017 for a total of $11.3 million of exit charges recorded during the first six months of 2017. As a result of the closure, the Company also classified $10.0 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet.

17. Goodwill and Other Intangible Assets

As previously reported, the Company had monitored the performance of its wholesale nutrient business, within the Plant Nutrient segment, throughout 2016.  During the third quarter of 2016, the Company reported that the wholesale business was under pressure due to an uncertain outlook for future crop prices and decreased domestic demand for fertilizer.  The Company performed its annual goodwill impairment analysis during the fourth quarter of 2016, which resulted in an excess of fair value over carrying value of 8% for the wholesale nutrient reporting unit. During the first quarter of 2017, the Company's assessment of the business did not indicate the presence of any goodwill impairment triggering events.
During the second quarter of 2017, the Company identified certain factors that we considered important in assessing the requirement to perform an interim impairment evaluation for the wholesale nutrient reporting unit.  First, current year actual results were significantly below historical and expected operating results. Second, the nutrient industry's future outlook continued to reflect depressed margins and minimal growth, driven by an oversupply of base nutrients, low crop prices and low farmer income.  After considering these items, the Company determined that an interim goodwill impairment assessment was required, as well as an impairment assessment for our definite-lived intangible and other long-lived assets.  No impairment was recognized for definite-lived intangibles and other long-lived assets.
Upon early adoption of ASU No. 2017-04, the Company now uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. Any excess of the carrying value of the goodwill over the BEV will be recorded as an impairment loss. The calculation of the BEV is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy.
The discounted cash flow model used for the income approach assumed discrete period revenue growth through 2021 that was reflective of market opportunities, changes in product mix, and cyclical trends within the wholesale nutrient business. In the terminal year, the Company assumed a long-term earnings growth rate of 2.0 percent that is believed to be appropriate given the current industry-specific expectations. As of the valuation date, the Company utilized a weighted-average cost of capital of 10.1 percent, which reflects the relative risk and time value of money. The testing resulted in a $42.0 million impairment charge for goodwill associated with the Wholesale reporting unit.
With the estimated fair value of the reporting unit now equaling its carrying value as of June 30, 2017, the Wholesale reporting unit has a risk of future impairment to the remaining goodwill balance of $17.8 million. A deterioration in operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. It is also possible the Company's performance meets current expectations but is still unable overcome the general trends in the business and/or macro-economic factors in the time frame forecast, which could impact the long-term discount rate values used in estimating fair value, causing the estimated fair value of the reporting unit to fall below its carrying value. This would result in recording another impairment to the goodwill of the wholesale business.
The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Total
Balance as of January 1, 2017	$—	$59,767	$4,167	$63,934
Acquisitions	1,171	—	—	1,171
Impairments	—	(42,000)	—	(42,000)
Balance as of June 30, 2017	$1,171	$17,767	$4,167	$23,105

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

Critical Accounting Policies and Estimates
Our critical accounting policies and critical accounting estimates, as described in our 2016 Form 10-K, have not materially changed through the second quarter of 2017.
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
Grain Group
The Grain Group's performance in the second quarter reflects significant improvement over the prior year, especially due to higher space income. The Group was able to purchase grain at more typical prices during the 2016 harvest and the market continued to reward the Group with basis appreciation in corn, beans and wheat. LTG also saw significant improvements over the prior year.
Grain inventories on hand at June 30, 2017 were 78.0 million bushels, of which 0.8 million bushels were stored for others. This compares to 75.7 million bushels on hand at June 30, 2016, of which 4.0 million bushels were stored for others. Total grain storage capacity was flat with approximately 153 million bushels at both June 30, 2017 and June 30, 2016.
Wheat harvest is complete in our southern footprint and underway in our remaining locations. Harvest results to date appear positive and we expect continued opportunities for space income on our wheat position. Corn and beans were planted through variable weather conditions across our footprint during the quarter, which could result in varied qualities and an opportunity for blending income during harvest. During the quarter, the Group also completed an acquisition of a small specialty grain handling and milling business that further expands our food ingredient capabilities.
Ethanol Group
The Ethanol Group's second quarter results reflect lower ethanol margins from record levels of industry production and stocks during the quarter. While DDG margins have improved from the prior quarter, elevated levels of vomitoxin in eastern draw areas have continued to negatively impact margins. The weak ethanol and DDG margins were partially offset by high ethanol export demand and strong E-85 and corn oil sales.

Ethanol volumes shipped for the three and six months ended June 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Ethanol (gallons shipped)	109,504	75,463	198,927	149,246
E-85 (gallons shipped)	10,646	9,093	19,903	15,413
Corn Oil (pounds shipped)	4,078	3,668	8,338	7,282
DDG (tons shipped) *	37	40	79	80
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to their customers is excluded here.
Plant Nutrient Group
The Plant Nutrient Group's second quarter results reflect a continued depressed nutrient market. An oversupply of base nutrients in the market has put pressure on prices, which has put pressure on overall margins. Volumes have also declined compared to the prior year as we lost a key portion of our application window due to inclement weather, as well as lower crop prices that continue to keep farm income low, preventing investment in high margin nutrients that yield better results. We expect this trend to continue during the year.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 486 thousand tons for dry nutrients and approximately 527 thousand tons for liquid nutrients at June 30, 2017 and approximately 497 thousand tons for dry nutrients and approximately 550 thousand tons for liquid nutrients at June 30, 2016. The decrease in our storage capacity is a result of the sales of Florida farm center assets in the first quarter of 2017.

Tons of product shipped (including sales and service tons) for the three and six months ended June 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Wholesale Nutrients - Base nitrogen, phosphorus, potassium	545	549	735	761
Wholesale Nutrients - Value added products	173	208	303	327
Other (includes Farm Centers, Turf, and Cob)	147	185	276	314
Total tons	865	942	1,314	1,402
Rail Group
The Rail Group saw a decline in average utilization rates from 88.6 percent in the second quarter of 2016 to 84.4 percent in the second quarter of 2017. Average lease rates remained relatively flat. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2017 were 23,649 compared to 23,220 at June 30, 2016.
Utilization rates are recovering at a modest rate, however, lease rates are still under pressure from an over-supplied car market. We expect utilization to continue to rebound and lease rates to hold steady through the end of the year, with increased harvest demand in the fourth quarter.
The Group purchased 774 cars with leases attached in the quarter and continues to focus on strategically growing the rail fleet, as well as look for opportunities to open new repair facilities.
Retail Group
The Retail Group closed its remaining stores and substantially completed its liquidation efforts during the second quarter. We have closed on the sale of one of the properties in July, recording a nominal gain.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Sales and merchandising revenues	$993,662	$1,064,244	$1,845,678	$1,952,123
Cost of sales and merchandising revenues	905,828	967,202	1,681,386	1,787,326
Gross profit	87,834	97,042	164,292	164,797
Operating, administrative and general expenses	69,928	75,405	151,875	155,286
Goodwill impairment	42,000	—	42,000	—
Interest expense (income)	5,988	6,554	12,088	13,605
Equity in earnings (losses) of affiliates, net	6,385	2,344	4,507	(4,633)
Other income (expense), net	4,632	5,682	12,529	8,928
Income (loss) before income taxes	(19,065)	23,109	(24,635)	201
Income (loss) attributable to noncontrolling interests	(64)	1,018	(10)	92
Income (loss) before income taxes attributable to The Andersons, Inc.	$(19,001)	$22,091	$(24,625)	$109
Comparison of the three months ended June 30, 2017 with the three months ended June 30, 2016:
Grain Group

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$488,447	$522,989
Cost of sales and merchandising revenues	458,000	505,438
Gross profit	30,447	17,551
Operating, administrative and general expenses	25,955	27,362
Interest expense (income)	2,327	2,961
Equity in earnings (losses) of affiliates, net	2,903	(2,907)
Other income (expense), net	1,861	2,642
Income (loss) before income taxes	$6,929	$(13,037)

Operating results for the Grain Group have improved by $20.0 million compared to the results of the same period last year. Sales and merchandising revenues decreased $34.5 million due to a 33% decrease in bushel sales as bushels are being strategically held for sale in the second half of the year due to strong space income opportunities in the market. Additionally, bushels received are down 27% compared to the same period in 2016 which is also a partial driver in the decline in sales. The decrease in volume was more than offset by a decrease in cost of sales and merchandising revenues of $47.4 million for a net favorable gross profit impact of $12.9 million. The gross profit increase was driven by $15.6 million increase in space income relating to corn, beans, and wheat as the value of storage capacity has significantly improved compared to the same period in 2016.

Equity in earnings of affiliates improved $5.8 million due to improved operating results of Lansing Trade Group ("LTG") who also continues to recover from under performance in its core markets in the second quarter of 2016.

Ethanol Group

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$187,831	$142,520
Cost of sales and merchandising revenues	184,511	137,950
Gross profit	3,320	4,570
Operating, administrative and general expenses	2,243	2,607
Interest expense (income)	(22)	12
Equity in earnings (losses) of affiliates, net	3,482	5,251
Other income (expense), net	15	3
Income (loss) before income taxes	4,596	7,205
Income (loss) attributable to noncontrolling interests	(64)	1,018
Income (loss) before income taxes attributable to The Andersons, Inc.	$4,660	$6,187

Operating results for the Ethanol Group decreased $1.5 million from the same period last year. Sales and merchandising revenues increased $45.3 million compared to the results of the same period last year. This was driven by the Albion expansion which led to record ethanol production. Cost of sales and merchandising revenues increased at a similar rate. The $1.3 million decrease in gross profit is driven by low margins due to record levels of industry production and stock.

Equity in earnings of affiliates decreased $1.8 million compared to the same period in 2016 due to declining results from the unconsolidated ethanol LLCs. This was primarily driven by ethanol margins as noted above as well as continued lower DDG margins as a result of localized elevated vomitoxin levels in eastern draw areas.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$264,736	$320,036
Cost of sales and merchandising revenues	224,802	270,459
Gross profit	39,934	49,577
Operating, administrative and general expenses	22,580	25,186
Goodwill impairment	42,000	—
Interest expense (income)	1,815	2,078
Other income (expense), net	636	1,222
Income (loss) before income taxes	$(25,825)	$23,535

Operating results for the Plant Nutrient Group declined $49.4 million over the same period in the prior year. Sales and merchandising revenues decreased $55.3 million and cost of sales and merchandising revenues have decreased $45.7 million. The decrease in sales and merchandising revenues is driven by a 30% decrease in farm centers volume due to the sale of farm center locations in Florida. Additionally, wholesale volume was down 5% due to lower movement base nutrients and value added products. Gross profit for the Plant Nutrient Group decreased $9.6 million from the same period last year. Margins remain tight due to margin compression in the wholesale and farm center businesses due to lower base nutrient prices, lower farm income, and resulting lower demand.

Operating, administrative and general expenses decreased $2.6 million due to $1.0 million of labor and benefit reductions relating to the sale of farm center locations in Florida and lower incentive compensation expense. Smaller reductions were also realized in a number of other categories as part of our overall cost control efforts. The Group also recognized a goodwill impairment charge of $42.0 million after experiencing several periods of compressed margins and lower sales volumes, as well as anticipated unfavorable operating conditions in the nutrient market for some time.

Rail Group

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$38,149	$40,342
Cost of sales and merchandising revenues	25,450	26,740
Gross profit	12,699	13,602
Operating, administrative and general expenses	5,395	4,997
Interest expense (income)	1,936	2,221
Other income (expense), net	492	185
Income (loss) before income taxes	$5,860	$6,569

Operating results declined $0.7 million from the same period last year. Sales and merchandising revenues decreased $2.2 million. Revenue from car sales decreased $1.9 million due to fewer car sales and leasing revenues decreased $1.4 million due to lower utilization rates compared to the prior year. These decreases were partially offset by increased repair and other revenues as the repair shops continue to produce strong results. Cost of sales and merchandising revenues decreased $1.3 million primarily due to lower car sales. Gross profit decreased $0.9 million compared to last year. This decrease was driven by $0.9 million from fewer car sales and $1.0 million from weaker utilization and offset by $1.0 million of increased repair and other gross profit from greater efficiencies in the repair shops.
Retail Group

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$14,499	$38,357
Cost of sales and merchandising revenues	13,065	26,615
Gross profit	1,434	11,742
Operating, administrative and general expenses	9,373	10,666
Interest expense (income)	82	157
Other income (expense), net	1,303	91
Income (loss) before income taxes	$(6,718)	$1,010

Operating results for the Retail Group declined $7.7 million from the same period last year. Sales and merchandising revenues decreased $23.9 million and cost of sales and merchandising revenues decreased $13.6 million leading to a decrease in gross profit of $10.3 million. These decreases reflect partial operations during the quarter due to the closure of the retail business during the second quarter of 2017. Additionally, inventory was marked down for liquidation causing a decrease in margins.

While operating, administrative and general expenses decreased by $1.3 million, the group incurred exit charges of $3.5 million in 2017, most of which was severance. The remaining operating, administrative and general expenses decrease was due to the group being operational for only a portion of the quarter. The increase in other income is due to a $1.2 million gain on the sale of fixtures.

Other

	Three months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	4,382	4,587
Interest expense (income)	(150)	(875)
Other income (expense), net	325	1,539
Income (loss) before income taxes	$(3,907)	$(2,173)

The other operating loss not allocated to business segments increased $1.7 million compared to the same period in the prior year. Other income decreased by $1.2 million as a result of $1.3 million gain on final settlement of our pension plan in 2016.

Income Taxes
In the second quarter of 2017, income tax expense of $7.7 million was provided at (40.1)%. In the second quarter of 2016, income tax expense of $7.7 million was provided at 33.2%. The lower 2017 effective tax rate relative to the loss before income taxes is primarily due to a $42.0 million goodwill impairment charge which did not provide a corresponding tax benefit.

The Company anticipates that its 2017 annual effective tax rate will be 99.2%. The Company’s actual 2016 effective tax rate was 32.3%. The higher tax rate in 2017 is primarily due to a $42 million goodwill impairment charge which did not provide a corresponding tax benefit.
Comparison of the six months ended June 30, 2017 with the six months ended June 30, 2016:
Grain Group

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$966,975	$1,061,803
Cost of sales and merchandising revenues	912,879	1,028,052
Gross profit	54,096	33,751
Operating, administrative and general expenses	51,282	55,384
Interest expense (income)	5,023	5,448
Equity in earnings (losses) of affiliates, net	1,558	(6,674)
Other income (expense), net	2,507	3,310
Income (loss) before income taxes	1,856	(30,445)
Income (loss) attributable to noncontrolling interests	—	(3)
Income (loss) before income taxes attributable to The Andersons, Inc.	$1,856	$(30,442)

Operating results for the Grain Group have improved by $32.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $94.8 million due to a 21% decrease in bushels sold as bushels are being strategically held for sale in the second half of the year due to strong carry in the market. Additionally, direct ship bushels are down 21% as the group continues to focus on the most profitable markets to increase margins. This decrease was more than offset by a decrease of cost of sales and merchandising revenues for a net favorable gross profit impact of $20.3 million. The gross profit increase was driven by a $24.5 million increase in space income relating to corn, beans, and wheat as the value of storage capacity has significantly improved compared to the same period in 2016.

Operating, administrative and general expenses decreased by $4.1 million compared to the same period in 2016 due to a $3.5 million decrease in expenses relating to the Iowa divestiture and a $2.2 million decrease in labor and benefit costs as a result of productivity efforts.

Equity in losses of affiliates improved $8.2 million due to improved operating results of LTG who also continues to recover from under performance in its core markets in 2016.
Ethanol Group

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$341,984	$257,213
Cost of sales and merchandising revenues	333,124	250,307
Gross profit	8,860	6,906
Operating, administrative and general expenses	5,490	5,355
Interest expense (income)	(25)	23
Equity in earnings (losses) of affiliates, net	2,949	2,041
Other income (expense), net	22	33
Income (loss) before income taxes	6,366	3,602
Income (loss) attributable to noncontrolling interests	(10)	95
Income (loss) before income taxes attributable to The Andersons, Inc.	$6,376	$3,507

Operating results for the Ethanol Group increased $2.9 million from the same period last year. Sales and merchandising revenues increased $84.8 million compared to the results of the same period last year. This was driven by the Albion expansion which led to record ethanol production. Cost of sales and merchandising revenues increased at a similar rate. The $2.0 million increase in gross profit was driven by the Group's ability to enter 2017 with approximately half of its margins hedged.

Equity in earnings of affiliates increased $0.9 million due to better results from the unconsolidated ethanol LLCs. The facilities' productivity and output remained strong and margins were better, primarily in the first quarter as noted above.
Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$411,323	$487,027
Cost of sales and merchandising revenues	345,581	410,761
Gross profit	65,742	76,266
Operating, administrative and general expenses	45,641	49,068
Goodwill impairment	42,000	—
Interest expense (income)	3,455	3,976
Other income (expense), net	6,200	2,017
Income (loss) before income taxes	$(19,154)	$25,239

Operating results for the Plant Nutrient Group declined $44.4 million from the same period in the prior year. Gross profit decreased $10.5 million from the same period last year. Sales and merchandising revenues decreased $75.7 million due to a 21% decrease in farm center tons as a result of the sale of our farm center locations in Florida. Additionally, wholesale volume was down 5% due to lower movement base nutrients and value added products. Cost of sales and merchandising revenues decreased $65.2 million. Margins remain tight due to competitive pressures and margin compression in the wholesale and farm center businesses due to lower base nutrient prices, lower farm income, and resulting lower demand.

Operating, administrative and general expenses decreased $3.4 million. The largest driver was a $2.3 million decrease in labor and benefits, much of it relating to the sale of farm center locations in Florida in the first quarter of 2017 and the sale of the farm center locations in Iowa in the first quarter of 2016. Smaller reductions were also realized in a number of other categories as part of our overall cost control efforts. The Group also recognized a goodwill impairment charge of $42.0 million after experiencing several periods of compressed margins and lower sales volumes, as well as anticipated unfavorable operating conditions in the nutrient market for some time.

Other income increased as a result of a $4.7 million gain on the sale of farm center locations in Florida.
Rail Group

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$78,539	$79,951
Cost of sales and merchandising revenues	53,532	51,789
Gross profit	25,007	28,162
Operating, administrative and general expenses	10,895	9,868
Interest expense (income)	3,745	3,912
Other income (expense), net	1,571	1,562
Income (loss) before income taxes	$11,938	$15,944

Operating results for the Rail Group declined $4.0 million from the same period last year. Sales and merchandising revenues decreased $1.4 million. Leasing revenues decreased $3.4 million, partially offset by $2.4 million of increased repair and other revenues. The remaining change related to a slight decrease in car sale revenues. Cost of sales and merchandising revenues increased $1.7 million compared to the same period last year due to higher storage costs resulting from lower cars in service and increased repair sales, as noted above. Gross profit decreased $3.2 million compared to last year. This decrease was driven by almost $5.5 million in our leasing business, offset by a $1.9 million increase in our repair and other business and slight increases on car sale margins.
Retail Group

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$46,857	$66,129
Cost of sales and merchandising revenues	36,270	46,417
Gross profit	10,587	19,712
Operating, administrative and general expenses	25,414	20,655
Interest expense (income)	170	303
Other income (expense), net	1,433	180
Income (loss) before income taxes	$(13,564)	$(1,066)

Operating results for the Retail Group declined $12.5 million from the same period last year. Sales and merchandising revenues decreased $19.3 million while cost of sales and merchandising revenues decreased $10.1 million. These decreases are due to lower volumes as a result of the closure of the retail business during the second quarter of 2017. Additionally, inventory was marked down for liquidation causing a significant decrease in margins leading to a $9.1 million decrease in gross profit.

Operating, administrative and general expenses increased by $4.8 million, which includes one time exit charges of $11.3 million, most of which was severance. This decrease was partially offset by the group being operational for only a portion of the year. The increase in other income was due to a $1.2 million gain on the sale of fixtures.

Other

	Six months ended June 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	13,153	14,956
Interest expense (income)	(280)	(57)
Other income (expense), net	796	1,826
Income (loss) before income taxes	$(12,077)	$(13,073)

The other operating loss not allocated to business segments decreased $1.0 million compared to the same period in the prior year. Operating, administrative and general expenses decreased $1.8 million, which is due to severance costs in the prior year that did not occur in 2017. This was partially offset by a $1.3 million gain on final settlement of our pension plan in Other income in 2016.

Income Taxes

In 2017, income tax expense of $5.1 million was provided at (20.8)%. In 2016, income tax expense of $0.4 million was provided at 189.6%. The lower 2017 effective tax rate relative to the loss before income taxes is primarily due to a $42.0 million goodwill impairment charge which did not provide a corresponding tax benefit.

Liquidity and Capital Resources
Working Capital
At June 30, 2017, the Company had working capital of $194.9 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2017	June 30, 2016	Variance
Current Assets:
Cash and cash equivalents	$18,934	$31,383	$(12,449)
Restricted cash	1,033	987	46
Accounts receivable, net	186,331	212,588	(26,257)
Inventories	463,205	486,236	(23,031)
Commodity derivative assets – current	11,619	115,924	(104,305)
Other current assets	59,873	48,754	11,119
Assets held for sale	10,028	—	10,028
Total current assets	751,023	895,872	(144,849)
Current Liabilities:
Short-term debt	124,000	179,404	(55,404)
Trade and other payables	267,194	302,413	(35,219)
Customer prepayments and deferred revenue	15,113	18,252	(3,139)
Commodity derivative liabilities – current	18,104	43,183	(25,079)
Accrued expenses and other current liabilities	69,256	71,169	(1,913)
Current maturities of long-term debt	62,482	53,720	8,762
Total current liabilities	556,149	668,141	(111,992)
Working Capital	$194,874	$227,731	$(32,857)
In comparison to June 30, 2016 current assets decreased significantly. This was primarily due to a decrease in Commodity derivative assets. Current commodity derivative assets and liabilities have decreased which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period as well as a significant decrease in the need for margin deposits compared to the prior year. Accounts receivable, net was also down due to a decrease in Grain receivables as a result of lower sales and shipment activity for the first half of 2017 compared to prior periods. Plant Nutrient Group also contributed to a decrease in accounts receivable as a result of the sale of Florida farm center locations and a decrease in sales. Additionally, inventories are down. Retail inventory is down due to the decision to close the retail stores. Liquidations efforts are substantially complete as of June 30, 2017. Plant Nutrient inventory is also down as a result of carrying fewer tons, including inventory in transit at the end of the period, and as a result of the sale of the Florida locations. These decreases are partially offset by an increase in Grain inventory as bushels are being held for sale in the second half of the year. See discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities were down compared to the prior year due to a decrease in short-term debt, trade and other payables, and commodity derivative liabilities which are mentioned above. Short-term debt decreased as a result of borrowings on the revolver in 2016 that did not occur in 2017. Trade and other payables decreased primarily due to a decrease in Plant Nutrient Group payables due to more timely processing of payments as well as decreased inventory levels and purchases at quarter end.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $45.2 million and $194.4 million in the first six months of 2017 and 2016, respectively. The decrease in cash used year to date is primarily due to a decrease in cash collateral relating to commodity derivatives.
Investing Activities
Investing activities used cash of $64.2 million through the first six months of 2017, compared to cash provided of $14.9 million in the prior year. This change is due to three main factors. Proceeds from sale of facilities and investments in affiliates decreased by $40.5 million. Proceeds in 2016 were higher as a result of a $54.3 million sale of underperforming assets in Iowa as well as the redemption of our investment in the Iowa Northern Railway Corporation which provided proceeds of $13.5 million. Additionally, 2017 reflects a $40.0 million increase in net spend on railcar acquisitions and sales. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group asset market. Finally, property, plant, and equipment spend is down compared to the same period in 2016.
In 2017, we expect to spend a total of $145.0 million for the purchase of railcars, barges and related leases and capitalized modifications of railcars. We also expect to offset this amount by proceeds from sales and dispositions of approximately $120.0 million during the year.
Additionally, total capital spending for 2017 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $70 million.
Financing Activities
Financing activities provided cash of $65.7 million and $147.1 million for the six months ended June 30, 2017 and 2016, respectively. Short term borrowings decreased $70.1 million. This change was driven primarily by declines in commodity prices and associated working capital requirements. In addition, the current year saw a decrease of $52.0 million in funds provided by long-term debt issuance and other long-term financing arrangements, but this was largely offset by a $42.3 million decrease in long-term debt payments.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $820.0 million in borrowings, which includes $20.0 million of debt of The Andersons Denison Ethanol LLC which is non-recourse to the Company. Of that total, we had $633.5 million remaining available for borrowing at June 30, 2017. Peak short-term borrowings to date were $292.0 million on April 3, 2017. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $9.0 million in dividends in the first six months of 2017 compared to $8.7 million in the prior year. We paid $0.16 per common share for the dividends paid in January and April, 2017 and $0.155 per common share for the dividends paid in January and April, 2016. On May 12, 2017, we declared a cash dividend of $0.16 per common share payable on July 24, 2017 to shareholders of record on July 3, 2017.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2017. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at June 30, 2017:

Method of Control	Financial Statement	Units
Owned-railcars available for sale	On balance sheet – current	429
Owned-railcar assets leased to others	On balance sheet – non-current	16,685
Railcars leased from financial intermediaries	Off balance sheet	3,614
Railcars – non-recourse arrangements	Off balance sheet	2,817
Total Railcars		23,545
Locomotive assets leased to others	On balance sheet – non-current	35
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		39
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 415 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2017.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 7, 2017	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.