Form 10-Q
period 2017-09-30
Andersons, Inc.
filed 2017-11-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.4 million common shares outstanding, no par value, at October 27, 2017.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2017	December 31, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$24,478	$62,630	$78,158
Restricted cash	—	471	190
Accounts receivable, net	196,192	194,698	173,593
Inventories (Note 2)	475,602	682,747	427,754
Commodity derivative assets – current (Note 5)	45,202	45,447	59,837
Other current assets	53,958	72,133	43,761
Assets held for sale (Note 16)	8,383	—	—
Total current assets	803,815	1,058,126	783,293
Other assets:
Commodity derivative assets – noncurrent (Note 5)	245	100	1,346
Goodwill (Note 17)	23,105	63,934	63,934
Other intangible assets, net	113,371	106,100	110,155
Other assets, net	11,852	10,411	5,921
Equity method investments	215,031	216,931	225,114
	363,604	397,476	406,470
Rail Group assets leased to others, net (Note 3)	377,393	327,195	334,401
Property, plant and equipment, net (Note 3)	419,348	450,052	460,247
Total assets	$1,964,160	$2,232,849	$1,984,411

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2017	December 31, 2016	September 30, 2016
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$19,000	$29,000	$—
Trade and other payables	381,359	581,826	356,931
Customer prepayments and deferred revenue	29,520	48,590	15,725
Commodity derivative liabilities – current (Note 5)	38,578	23,167	59,770
Accrued expenses and other current liabilities	67,064	69,648	68,465
Current maturities of long-term debt (Note 4)	53,972	47,545	51,520
Total current liabilities	589,493	799,776	552,411
Other long-term liabilities	34,407	27,833	30,525
Commodity derivative liabilities – noncurrent (Note 5)	902	339	1,954
Employee benefit plan obligations	36,356	35,026	45,260
Long-term debt, less current maturities (Note 4)	371,315	397,065	395,559
Deferred income taxes	181,876	182,113	178,535
Total liabilities	1,214,349	1,442,152	1,204,244
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 9/30/2017, 12/31/16 and 9/30/2016)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	223,814	222,910	221,326
Treasury shares, at cost (1,079, 1,201 and 1,195 shares at 9/30/2017, 12/31/16 and 9/30/2016, respectively)	(40,905)	(45,383)	(45,130)
Accumulated other comprehensive loss	(9,682)	(12,468)	(17,305)
Retained earnings	568,438	609,206	603,556
Total shareholders’ equity of The Andersons, Inc.	741,761	774,361	762,543
Noncontrolling interests	8,050	16,336	17,624
Total equity	749,811	790,697	780,167
Total liabilities and equity	$1,964,160	$2,232,849	$1,984,411
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales and merchandising revenues	$836,595	$859,612	$2,682,273	$2,811,735
Cost of sales and merchandising revenues	766,924	782,597	2,448,310	2,569,923
Gross profit	69,671	77,015	233,963	241,812
Operating, administrative and general expenses	68,456	78,767	220,331	234,053
Goodwill impairment	—	—	42,000	—
Interest expense	5,384	4,441	17,472	18,046
Other income:
Equity in earnings of affiliates, net	3,586	8,422	8,093	3,789
Other income, net	5,588	2,216	18,117	11,144
Income (loss) before income taxes	5,005	4,445	(19,630)	4,646
Income tax provision	2,389	1,104	7,505	1,486
Net income (loss)	2,616	3,341	(27,135)	3,160
Net income attributable to the noncontrolling interests	83	1,619	73	1,711
Net income (loss) attributable to The Andersons, Inc.	$2,533	$1,722	$(27,208)	$1,449
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.09	$0.06	$(0.96)	$0.05
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.09	$0.06	$(0.96)	$0.05
Dividends declared	$0.160	$0.155	$0.480	$0.465
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$2,616	$3,341	$(27,135)	$3,160
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $134, $0, $134 and $74)	211	—	211	(126)
Change in unrecognized actuarial loss and prior service cost (net of income tax (benefit) of $(64), $53, $(699) and $716 - Note 8)	(101)	87	(1,099)	1,381
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $0)	2,201	(298)	3,674	2,259
Cash flow hedge activity (net of income tax of $0, $0, $0, and $72)	—	—	—	120
Other comprehensive income (loss)	2,311	(211)	2,786	3,634
Comprehensive income (loss)	4,927	3,130	(24,349)	6,794
Comprehensive income (loss) attributable to the noncontrolling interests	83	1,619	73	1,711
Comprehensive income (loss) attributable to The Andersons, Inc.	$4,844	$1,511	$(24,422)	$5,083
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$(27,135)	$3,160
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	64,546	62,244
Bad debt expense	1,076	789
Equity in (earnings) losses of affiliates, net of dividends	(2,168)	12,804
Gains on sale of Rail Group assets and related leases	(7,642)	(6,366)
Gains on sale of assets	(11,443)	(826)
Stock-based compensation expense	4,550	5,542
Goodwill impairment	42,000	—
Other	(610)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(334)	(5,425)
Inventories	200,667	283,158
Commodity derivatives	16,073	12,592
Other assets	10,422	36,536
Payables and other accrued expenses	(229,268)	(362,855)
Net cash provided by (used in) operating activities	60,734	41,346
Investing Activities
Acquisition of business, net of cash acquired	(3,507)	—
Purchases of Rail Group assets	(77,513)	(57,979)
Proceeds from sale of Rail Group assets	18,368	44,061
Purchases of property, plant and equipment and capitalized software	(26,705)	(56,138)
Proceeds from sale of assets	26,601	69,673
Proceeds from returns of investments in affiliates	1,339	7,443
Purchase of investments	(4,929)	(2,523)
Other	1,470	260
Net cash provided by (used in) investing activities	(64,876)	4,797
Financing Activities
Net change in short-term borrowings	(11,059)	(15,000)
Proceeds from issuance of long-term debt	35,175	78,199
Proceeds from long-term financing arrangement	12,195	14,027
Payments of long-term debt	(54,326)	(91,393)
Distributions to noncontrolling interest owner	—	(3,400)
Proceeds from sale of treasury shares to employees and directors	450	1,159
Payments of debt issuance costs	(2,024)	(309)
Dividends paid	(13,485)	(13,020)
Other	(936)	(1,998)
Net cash provided by (used in) financing activities	(34,010)	(31,735)
Increase (decrease) in cash and cash equivalents	(38,152)	14,408
Cash and cash equivalents at beginning of period	62,630	63,750
Cash and cash equivalents at end of period	$24,478	$78,158
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net income (loss)					1,449	1,711	3,160
Other comprehensive income (loss)				3,634			3,634
Cash distribution to noncontrolling interest						(3,400)	(3,400)
Other change in noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $471 (202 shares)		(1,542)	7,772				6,230
Dividends declared ($0.465 per common share)					(13,024)		(13,024)
Restricted share award dividend equivalents		20			(20)		—
Balance at September 30, 2016	$96	$221,326	$(45,130)	$(17,305)	$603,556	$17,624	$780,167

Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(27,208)	73	(27,135)
Other comprehensive income (loss)				2,786			2,786
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (122 shares)		899	4,426				5,325
Dividends declared ($0.48 per common share)					(13,503)		(13,503)
Restricted share award dividend equivalents		5	52		(57)		—
Balance at September 30, 2017	$96	$223,814	$(40,905)	$(9,682)	$568,438	$8,050	$749,811
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2016 has been included as the Company operates in several seasonal industries. Certain prior year amounts within the operating and investing activities sections of the statements of cash flows have been reclassified to conform with current year presentation.
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
New Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers (Topic 606). The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of the new revenue standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company plans to adopt the standard on January 1, 2018, using the modified retrospective method. The adoption of this new guidance will require expanded disclosures in the Company’s consolidated financial statements including separate quantitative disclosure of revenues within the scope of Topic 606 and revenues excluded from the scope of Topic 606.
Our evaluation of these standards, which includes reviewing representative samples of customer contracts, considers the amount and timing of revenues recognized, financial statement presentation, and required disclosures.
While we are still continuing to evaluate the potential future impact of these standards on our financial statements, we believe the following items will be impacted upon adoption:
- Many of the Company's Grain and Ethanol sales contracts are considered derivatives under ASC Topic 815, Derivatives and Hedging, and therefore are outside the scope of Topic 606;
- Certain fee-based arrangements within our Grain and Ethanol segments will be classified as reductions to our cost of sales rather than revenue. However, we do not expect a material change to the timing of when these fees are recognized in our financial statements.
In addition, we are still evaluating the following areas to determine the potential changes, if any, upon adoption:
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
The Company expects this standard to have the effect of bringing certain off balance-sheet rail assets noted in Item 2 of Form 10-Q onto the balance sheet along with a corresponding liability for the associated obligations. Additionally, we have other arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet. We are currently evaluating the impact these changes will have on the consolidated financial statements.
Other applicable standards
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 Targeted Improvements to Accounting for Hedging Activities. This standard simplifies the recognition and presentation of changes in the fair value of hedging instruments. The ASU is effective for annual periods beginning December 15, 2018. The Company does not expect the impact from adoption of this standard to be material to its Consolidated Financial Statements and disclosures.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The ASU is effective for annual periods beginning after December 15, 2017. The Company does not expect the impact from adoption of this standard to be material to its Consolidated Financial Statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. The ASU is effective prospectively for fiscal years beginning after December 15, 2019. Early adoption is permitted, and the Company elected to implement this standard in the second quarter of 2017.

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

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Grain	$342,837	$495,139	$262,165
Ethanol and co-products	12,502	10,887	7,734
Plant nutrients and cob products	114,131	150,259	126,922
Retail merchandise	718	20,678	24,985
Railcar repair parts	5,414	5,784	5,948
	$475,602	$682,747	$427,754

Inventories on the Condensed Consolidated Balance Sheets at September 30, 2017, December 31, 2016 and September 30, 2016 do not include 1.0 million, 0.9 million and 1.0 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Land	$23,342	$30,672	$28,473
Land improvements and leasehold improvements	71,559	79,631	82,908
Buildings and storage facilities	298,951	322,856	319,950
Machinery and equipment	384,422	392,418	393,178
Construction in progress	7,703	12,784	21,284
	785,977	838,361	845,793
Less: accumulated depreciation	366,629	388,309	385,546
	$419,348	$450,052	$460,247
Depreciation expense on property, plant and equipment was $36.0 million and $35.7 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, depreciation expense on property, plant and equipment was $11.9 million and $12.0 million for the three months ended September 30, 2017 and 2016, respectively.
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
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Rail Group assets leased to others	$484,214	$431,571	$438,211
Less: accumulated depreciation	106,821	104,376	103,810
	$377,393	$327,195	$334,401

Depreciation expense on Rail Group assets leased to others amounted to $14.9 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $5.2 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively.

4. Debt
On April 13, 2017, the Company amended its line of credit agreement with a syndicate of banks. The amended agreement provides for a credit facility in the amount of $800 million. Total borrowing capacity for the Company under all lines of credit is currently at $820.0 million, including $20.0 million of debt of The Andersons Denison Ethanol LLC ("TADE"), which is non-recourse to the Company. At September 30, 2017, the Company had a total of $718.5 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of September 30, 2017.
The Company’s short-term and long-term debt at September 30, 2017, December 31, 2016 and September 30, 2016 consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt – Recourse	19,000	29,000	—
Total Short-term Debt	$19,000	$29,000	$—

Current Maturities of Long-term Debt – Non-Recourse	$—	$—	$—
Current Maturities of Long-term Debt – Recourse	53,972	47,545	51,520
Total Current Maturities of Long-term Debt	$53,972	$47,545	$51,520

Long-term Debt, Less: Current Maturities – Non-Recourse	$—	$—	$—
Long-term Debt, Less: Current Maturities – Recourse	371,315	397,065	395,559
Total Long-term Debt, Less: Current Maturities	$371,315	$397,065	$395,559

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
The following table presents at September 30, 2017, December 31, 2016 and September 30, 2016, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2017		December 31, 2016		September 30, 2016
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$27,737	$—	$28,273	$—	$13,358	$—
Fair value of derivatives	(999)	—	1,599	—	16,258	—
Balance at end of period	$26,738	$—	$29,872	$—	$29,616	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$33,804	$288	$676	$74	$34,842
Commodity derivative liabilities	(16,339)	(43)	(39,254)	(976)	(56,612)
Cash collateral	27,737	—	—	—	27,737
Balance sheet line item totals	$45,202	$245	$(38,578)	$(902)	$5,967

	December 31, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,146	$140	$1,447	$6	$37,739
Commodity derivative liabilities	(18,972)	(40)	(24,614)	(345)	(43,971)
Cash collateral	28,273	—	—	—	28,273
Balance sheet line item totals	$45,447	$100	$(23,167)	$(339)	$22,041

	September 30, 2016
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$60,372	$1,356	$3,318	$58	$65,104
Commodity derivative liabilities	(13,893)	(10)	(63,088)	(2,012)	(79,003)
Cash collateral	13,358	—	—	—	13,358
Balance sheet line item totals	$59,837	$1,346	$(59,770)	$(1,954)	$(541)

The gains and losses included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(690)	$(48,620)	$(15,538)	$(22,679)
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	222,287	—	—	—
Soybeans	44,463	—	—	—
Wheat	8,598	—	—	—
Oats	36,451	—	—	—
Ethanol	—	201,521		—
Corn oil	—	—	5,782	—
Other	51	—		110
Subtotal	311,850	201,521	5,782	110
Exchange traded:
Corn	113,990	—	—	—
Soybeans	45,220	—	—	—
Wheat	61,795	—	—	—
Oats	895	—	—	—
Ethanol	—	22,890	—	—
Other	—	840	—	—
Subtotal	221,900	23,730	—	—
Total	533,750	225,251	5,782	110

	December 31, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	175,549	—	—	—
Soybeans	20,592	—	—	—
Wheat	7,177	—	—	—
Oats	36,025	—	—	—
Ethanol	—	215,081	—	—
Corn oil	—	—	9,358	—
Other	108	1,144	—	110
Subtotal	239,451	216,225	9,358	110
Exchange traded:
Corn	63,225	—	—	—
Soybeans	39,005	—	—	—
Wheat	45,360	—	—	—
Oats	4,120	—	—	—
Ethanol	—	78,120	—	—
Subtotal	151,710	78,120	—	—
Total	391,161	294,345	9,358	110

	September 30, 2016
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	226,492	—	—	—
Soybeans	60,614	—	—	—
Wheat	7,933	—	—	—
Oats	28,939	—	—	—
Ethanol	—	191,906	—	—
Corn oil	—	—	7,153	—
Other	129	—	—	251
Subtotal	324,107	191,906	7,153	251
Exchange traded:
Corn	105,395	—	—	—
Soybeans	35,245	—	—	—
Wheat	39,715	—	—	—
Oats	2,800	—	—	—
Ethanol	—	74,046	—	—
Subtotal	183,155	74,046	—	—
Total	507,262	265,952	7,153	251

At September 30, 2017, December 31, 2016 and September 30, 2016, the Company had recorded the following amounts for the fair value of the Company's other derivatives not designated as hedging instruments:

	September 30, 2017	December 31, 2016	September 30, 2016
(in thousands)
Interest rate contracts included in Other long-term liabilities	$(1,929)	$(2,530)	$(4,774)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	1,605	(112)	1,130
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for derivatives not designated as hedging instruments are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Interest rate derivative gains (losses) included in Interest income (expense)	$229	$652	$601	$(1,642)
Foreign currency derivative gains (losses) included in Other income, net	950	(261)	1,717	(1,130)

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest cost	38	49	116	145
Recognized net actuarial loss	63	36	189	109
Benefit cost	$101	$85	$305	$254

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$81	$190	$310	$570
Interest cost	202	387	784	1,162
Amortization of prior service cost	(228)	(88)	(228)	(266)
Recognized net actuarial loss	—	192	—	576
Benefit cost	$55	$681	$866	$2,042

7. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecast based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. Additionally, the annual effective tax rate differs from the statutory U.S. Federal tax rate of 35%primarily due to the impact of state income taxes, impact of foreign equity earnings and to benefits or costs related to various permanent book versus tax differences and tax credits.

For the three months ended September 30, 2017, the Company recorded income tax expense of $2.4 million at an effective tax rate of 47.7%, which varied from the U.S. Federal tax rate of 35% primarily due to a 6.7% increase in the rate related to the reversal of previously recorded railroad track maintenance tax credit benefits and tax charges related to non-deductible expenses. For the three months ended September 30, 2016, the Company recorded an income tax expense of $1.1 million at an effective tax rate of 24.8%.

For the nine months ended September 30, 2017, the Company recorded income tax expense of $7.5 million at an effective tax rate of (38.2)%, which varied from the U.S. Federal tax rate of 35% primarily due to the recording of the $42.0 million goodwill impairment charge which did not provide a corresponding tax benefit. For the nine months ended September 30, 2016, the Company recorded income tax expense of $1.5 million at an effective tax rate of 32.0%.

8. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2017				Nine months ended September 30, 2017
(in thousands)	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(9,529)	$—	$(2,464)	$(11,993)	$(11,002)	$—	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	2,201	211	41	$2,453	3,674	211	(957)	2,928
Amounts reclassified from accumulated other comprehensive loss	—	—	(142)	$(142)	—	—	(142)	(142)
Net current-period other comprehensive income (loss)	2,201	211	(101)	2,311	3,674	211	(1,099)	2,786
Ending balance	$(7,328)	$211	$(2,565)	$(9,682)	$(7,328)	$211	$(2,565)	$(9,682)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2016				Nine months ended September 30, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Debt Securities	Defined Benefit Plan Items	Total
Beginning Balance	$9	$(9,484)	$(7,619)	$(17,094)	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income (loss) before reclassifications	—	(298)	143	(155)	120	2,259	—	1,547	3,926
Amounts reclassified from accumulated other comprehensive loss	—	—	(56)	(56)	—	—	(126)	(166)	(292)
Net current-period other comprehensive income (loss)	—	(298)	87	(211)	120	2,259	(126)	1,381	3,634
Ending balance	$9	$(9,782)	$(7,532)	$(17,305)	$9	$(9,782)	$—	$(7,532)	$(17,305)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2017 and 2016:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2017		Nine months ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(227)	(b)	(227)	(b)
	(227)	Total before tax	(227)	Total before tax
	85	Income tax provision	85	Income tax provision
	$(142)	Net of tax	$(142)	Net of tax

Total reclassifications for the period	$(142)	Net of tax	(142)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2016		Nine months ended September 30, 2016
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(89)	(b)	$(266)	(b)
	(89)	Total before tax	(266)	Total before tax
	33	Income tax provision	100	Income tax provision
	$(56)	Net of tax	$(166)	Net of tax

Other items
Recognition of gain on sale of investment	—		(200)
	—	Total before tax	(200)	Total before tax
	—	Income tax provision	74	Income tax provision
	—	Net of tax	(126)	Net of tax

Total reclassifications for the period	$(56)	Net of tax	(292)	Net of tax
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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to The Andersons, Inc.	$2,533	$1,722	$(27,208)	$1,449
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	2	—	7
Earnings (losses) available to common shareholders	$2,533	$1,720	$(27,208)	$1,442
Earnings per share – basic:
Weighted average shares outstanding – basic	28,350	28,222	28,327	28,184
Earnings (losses) per common share – basic	$0.09	$0.06	$(0.96)	$0.05
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,350	28,222	28,327	28,184
Effect of dilutive awards	134	140	—	196
Weighted average shares outstanding – diluted	28,484	28,362	28,327	28,380
Earnings (losses) per common share – diluted	$0.09	$0.06	$(0.96)	$0.05
There were 43 thousand antidilutive stock-based awards outstanding for the three months ended September 30, 2017. All outstanding share awards were antidilutive for the nine months ended September 30, 2017 as the Company experienced a net loss. There were no antidilutive stock-based awards outstanding for the three and nine months ended September 30, 2016.

10. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017, December 31, 2016 and September 30, 2016:

(in thousands)	September 30, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$26,738	$(20,771)	$—	$5,967
Provisionally priced contracts (b)	(85,546)	(33,944)	—	(119,490)
Convertible preferred securities (c)	—	—	6,638	6,638
Other assets and liabilities (d)	10,996	(1,929)	—	9,067
Total	$(47,812)	$(56,644)	$6,638	$(97,818)

(in thousands)	December 31, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$471	$—	$—	$471
Commodity derivatives, net (a)	29,872	(7,831)	—	22,041
Provisionally priced contracts (b)	(105,321)	(64,876)	—	(170,197)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	9,391	(2,530)	—	6,861
Total	$(65,587)	$(75,237)	$3,294	$(137,530)

(in thousands)	September 30, 2016
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$190	$—	$—	$190
Commodity derivatives, net (a)	34,620	(35,161)	—	(541)
Provisionally priced contracts (b)	(79,022)	(20,500)		(99,522)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	11,015	(4,774)	—	6,241
Total	$(33,197)	$(60,435)	$3,294	$(90,338)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

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

Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or the Company has delivered provisionally priced grain and a subsequent payable or receivable is set up for any future changes in the grain price, quoted CBOT prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.

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

The Company’s stake in the Iowa Northern Railway Company ("IANR") was redeemed in the first quarter of 2016. The remaining convertible preferred securities are interests in several early-stage enterprises in the form of convertible debt and preferred equity securities.
A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Contingent Consideration		Convertible Preferred Securities
(in thousands)	2017	2016	2017	2016
Asset (liability) at January 1,	$—	$(350)	$3,294	$13,550
Gains (losses) included in earnings	—	190	—	710
Sales proceeds	—	—	—	(13,485)
Asset (liability) at March 31,	$—	$(160)	$3,294	$775
Gains (losses) included in earnings	—	160	—	19
New investments	—	—	—	2,500
Asset (liability) at June 30,	$—	$—	$3,294	$3,294
Unrealized gains (losses) included in other comprehensive income	—	—	344	—
New investments	—	—	3,000	—
Asset (liability) at September 30,	$—	$—	$6,638	$3,294

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2017, December 31, 2016 and September 30, 2016:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$6,638	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$3,294	Cost Basis, Plus Interest	N/A	N/A
Real Property	$11,210	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of September 30, 2016	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$3,294	Cost Basis, Plus Interest	N/A	N/A
(a) Due to early stages of business and timing of investments, cost basis, plus interest was deemed to approximate fair value in prior periods. As the underlying enterprises have evolved additional market data is available to consider in order to estimate fair value.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Fair value of long-term debt, including current maturities	$431,542	$450,940	$458,268
Fair value in excess of carrying value (a)	2,389	3,116	7,714
(a) Carrying value used for this purpose excludes unamortized prepaid debt issuance costs
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
The Andersons Albion Ethanol LLC	$42,302	$38,972	$36,661
The Andersons Clymers Ethanol LLC	17,837	19,739	21,340
The Andersons Marathon Ethanol LLC	12,390	22,069	23,812
Lansing Trade Group, LLC	89,541	89,050	91,573
Thompsons Limited (a)	50,399	46,184	47,494
Other	2,562	917	4,234
Total	$215,031	$216,931	$225,114
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

The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	% Ownership at September 30, 2017	2017	2016	2017	2016
The Andersons Albion Ethanol LLC	55%	$1,473	$2,528	$3,331	$3,857
The Andersons Clymers Ethanol LLC	39%	1,822	2,706	2,597	3,516
The Andersons Marathon Ethanol LLC	33%	985	2,655	1,301	2,557
Lansing Trade Group, LLC	33% (a)	305	689	491	(7,412)
Thompsons Limited (b)	50%	(940)	(156)	546	1,271
Other	5% - 50%	(59)	—	(173)	—
Total		$3,586	$8,422	$8,093	$3,789
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 0.6%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $7.1 million and $24.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

In the third quarter of 2016, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon Ethanol LLC, Lansing Trade Group, and Thompsons Limited qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$1,601,778	$1,646,697	$4,603,808	$4,676,583
Gross profit	58,826	50,141	155,568	127,963
Income from continuing operations	9,501	18,965	15,507	1,428
Net income (loss)	7,918	17,217	14,878	(2,924)
Net income (loss) attributable to companies	9,545	17,752	15,781	(1,347)

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

Related Party Transactions
In the ordinary course of business, the Company will enter into related party transactions with each of the investments described above, along with other related parties. The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Sales revenues	$225,367	$177,724	$665,331	$549,426
Service fee revenues (a)	14,397	3,800	28,433	13,290
Purchases of product	165,084	128,081	467,495	346,590
Lease income (b)	1,850	1,300	4,559	4,662
Labor and benefits reimbursement (c)	3,208	2,862	10,071	9,702
Other expenses (d)	—	—	—	149

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(d)	Other expenses include payments to IANR for repair facility rent and use of their railroad reporting mark, payment to LTG for the lease of railcars and other various expenses.

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Accounts receivable (e)	$18,694	$26,254	$18,028
Accounts payable (f)	27,413	23,961	15,352

(e)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(f)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended September 30, 2017 and 2016, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $160.8 million and $109.3 million, respectively. Additionally, for the nine months ended September 30, 2017 and 2016, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $445.4 million and $220.6 million, respectively.

For the three months ended September 30, 2017 and 2016, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $119.1 million and $90.4 million, respectively. For the nine months ended September 30, 2017 and 2016, revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $362.2 million and $314.5 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of September 30, 2017, December 31, 2016 and September 30, 2016 was $1.9 million, $4.1 million and $5.0 million, respectively. The fair value of derivative contract liabilities with related parties as of September 30, 2017, December 31, 2016 and September 30, 2016 was $0.1 million, $0.1 million and $0.2 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues from external customers
Grain	$497,613	$550,189	$1,464,588	$1,611,992
Ethanol	191,531	139,413	533,515	396,626
Plant Nutrient	103,620	101,770	514,943	588,797
Rail	43,093	38,201	121,632	118,152
Retail	738	30,039	47,595	96,168
Total	$836,595	$859,612	$2,682,273	$2,811,735

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Inter-segment sales
Grain	$72	$7	$279	$1,632
Plant Nutrient	—	61	241	422
Rail	327	328	893	1,062
Total	$399	$396	$1,413	$3,116

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes
Grain	$2,641	$1,879	$4,497	$(28,563)
Ethanol	6,098	9,541	12,474	13,048
Plant Nutrient	(7,920)	(7,231)	(27,074)	18,008
Rail	6,127	6,754	18,065	22,698
Retail	4,424	(1,578)	(9,140)	(2,644)
Other	(6,448)	(6,539)	(18,525)	(19,612)
Noncontrolling interests	83	1,619	73	1,711
Total	$5,005	$4,445	$(19,630)	$4,646

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Identifiable assets
Grain	$799,655	$961,114	$721,412
Ethanol	173,545	171,115	174,822
Plant Nutrient	389,396	484,455	462,328
Rail	446,884	398,446	383,631
Retail	9,138	31,257	42,880
Other	145,542	186,462	199,338
Total	$1,964,160	$2,232,849	$1,984,411

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
In the third quarter of 2017, the Company’s Plant Nutrient business recorded a $2.2 million reserve for settlement of a 2015 legal claim. The case regarded allegations that the Plant Nutrient business had improperly acquired another company’s confidential and proprietary intellectual property in connection with hiring a former employee of the plaintiff. Information obtained through the course of discovery, and completed during the third quarter, and anticipated legal costs, in conjunction with the preparation for the planned mediation scheduled for October, 2017, led management to conclude that a loss was probable and reasonably estimable. In October, settlement was finalized at the reserve amount.
Prior to the settlement, substantially all the Company’s legal expenses were paid by a liability insurance carrier.
The estimated range of loss for all other outstanding claims that are considered reasonably possible is not material.
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
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $24.7 million, $14.0 million, and $13.7 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $1.4 million, $0.9 million, and $1.3 million at September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine months ended September 30,
(in thousands)	2017	2016
Supplemental disclosure of cash flow information
Interest paid	$20,356	$18,008
Noncash investing and financing activity
Capital projects incurred but not yet paid	6,319	13,104
Investment merger (decreasing equity method investments and non-controlling interest)	8,360	—
Dividends declared not yet paid	4,501	4,342

15. Sale of Assets

During the third quarter of 2017 the Company sold two of its retail properties for $7.6 million and recorded a $5.7 million gain in Other income, net.

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sale price included a working capital adjustment of $3.6 million.

On May 2, 2016 the Company sold eight grain and agronomy locations in Iowa for $54.3 million and recorded a nominal gain.

16. Exit Costs and Assets Held for Sale

The Retail business closed during the second quarter of 2017, and inventory and fixtures liquidation efforts are complete. The Company incurred minimal additional exit charges during the third quarter of 2017 and a total of $11.5 million through the first three quarters of 2017, consisting primarily of employee severance and related benefits. As a result of the closure, the Company also classified $8.4 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet at September 30, 2017.

17. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2017 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Total
Balance as of January 1, 2017	$—	$59,767	$4,167	$63,934
Acquisitions	1,171	—	—	1,171
Impairments	—	(42,000)	—	(42,000)
Balance as of September 30, 2017	$1,171	$17,767	$4,167	$23,105
The Company recorded a goodwill impairment charge of $42.0 million associated with the Wholesale reporting unit in the second quarter of 2017. With the estimated fair value of the reporting unit now equaling its carrying value as of June 30, 2017, the Wholesale reporting unit has a greater risk of future impairment to the remaining goodwill balance of $17.1 million. The Company will be completing its annual goodwill assessment as of October 1.
Any negative change in assumptions, including decreased current performance and/or forecasted performance, as well as increased interest rates and/or cost of capital will negatively impact the fair value of the reporting unit. Increases in the book value of the reporting unit, such as additional capital investments or working capital increases will also negatively impact the goodwill assessment. Finally relative performance shortfalls, when compared to peer results, could also negatively impact the goodwill assessment. The magnitude of each of these changes may result in additional goodwill impairment in the fourth quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). In some cases, the reader can identify forward-looking statements by terminology such as “may,” “anticipates,” “believes,” “estimates,” “predicts,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2016 Form 10-K, have not materially changed through the third quarter of 2017.

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

Grain Group

The Grain Group's performance in the third quarter reflects continued recovery from the prior year. Holding wheat has led to higher space income. Our risk management services and trading income has also improved.

Grain inventories on hand at September 30, 2017 were 75.1 million bushels, of which 1.0 million bushels were stored for others. These amounts compare to 67.0 million bushels on hand at September 30, 2016, of which 1.0 million bushels were stored for others. Total grain storage capacity of approximately 153 million bushels at September 30, 2017 was unchanged from September 30, 2016.

After a late start, harvest is underway in our core markets and wet weather has caused it to be drawn out. We expect varying drying and mixing opportunities, depending on commodity and location.

Ethanol Group

The Ethanol Group's third quarter results reflect continued lower ethanol margins as supply exceeded demand during the quarter. DDG margins have continued to be negatively impacted by the elevated levels of vomitoxin in eastern draw areas. The weak ethanol and DDG margins were partially offset by high ethanol export demand and strong E-85 and corn oil sales. Looking forward, we expect margins to continue to be impacted by high industry production and inventory levels.
Ethanol and related coproducts volumes for the three and nine months ended September 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Ethanol (gallons shipped)	108,452	73,990	307,379	223,236
E-85 (gallons shipped)	12,482	11,309	32,385	26,722
Corn Oil (pounds shipped)	4,504	3,639	12,842	10,921
DDG (tons shipped) *	42	42	121	122
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's third quarter results reflect a continued depressed nutrient market. Quarterly wholesale nutrient volumes increased over the prior year, but the oversupply of base nutrients in the market has continued to put pressure on prices, which has compressed overall margins. The quarterly results were also negatively impacted by a settlement reserve for a 2015 legal claim, which was settled in October, 2017. As we moved into 2018, we expect low prices and oversupply conditions to persist, putting further pressure on margins into next year.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 478 thousand tons for dry nutrients and approximately 525 thousand tons for liquid nutrients at September 30, 2017 and approximately 488 thousand tons for dry nutrients and approximately 547 thousand tons for liquid nutrients at September 30, 2016. The decrease in our storage capacity is a result of the sales of Florida farm center assets in the first quarter of 2017.

Tons of product shipped (including sales and service tons) for the three and nine months ended September 30, 2017 and 2016 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Wholesale Nutrients - Base nitrogen, phosphorus, potassium	236	219	971	980
Wholesale Nutrients - Value added products	84	78	387	404
Other (includes Farm Centers, Turf, and Cob)	58	73	334	398
Total tons	378	370	1,692	1,782

Rail Group

The Rail Group performed well in the third quarter despite soft market conditions. Utilization rates are recovering at a very modest pace, however, lease rates are still under pressure from an over-supplied car market and we expect lease rates to continue to be pressured into next year.

The Group's average utilization rates declined from 86.2 percent in the third quarter of 2016 to 85.8 percent in the third quarter of 2017. Average lease rates also declined compared to the prior year. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2017 were 22,986 compared to 23,203 at September 30, 2016.

The Group has purchased over 1,500 railcars with leases attached through the third quarter of 2017 and continues to focus on strategically purchasing railcars and managing the average age of the fleet, as well as looking for opportunities to open new repair facilities.

Retail Group

The Retail Group has completed its liquidation efforts and is focused on selling its remaining real estate assets. We have closed on the sale of two of the four properties in the third quarter of 2017, recording a $5.7 million gain.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Sales and merchandising revenues	$836,595	$859,612	$2,682,273	$2,811,735
Cost of sales and merchandising revenues	766,924	782,597	2,448,310	2,569,923
Gross profit	69,671	77,015	233,963	241,812
Operating, administrative and general expenses	68,456	78,767	220,331	234,053
Goodwill impairment	—	—	42,000	—
Interest expense (income)	5,384	4,441	17,472	18,046
Equity in earnings (losses) of affiliates, net	3,586	8,422	8,093	3,789
Other income (expense), net	5,588	2,216	18,117	11,144
Income (loss) before income taxes	5,005	4,445	(19,630)	4,646
Income (loss) attributable to noncontrolling interests	83	1,619	73	1,711
Income (loss) before income taxes attributable to The Andersons, Inc.	$4,922	$2,826	$(19,703)	$2,935
Comparison of the three months ended September 30, 2017 with the three months ended September 30, 2016:
Grain Group

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$497,613	$550,189
Cost of sales and merchandising revenues	465,297	519,724
Gross profit	32,316	30,465
Operating, administrative and general expenses	27,622	27,743
Interest expense (income)	1,898	1,737
Equity in earnings (losses) of affiliates, net	(694)	533
Other income (expense), net	539	361
Income (loss) before income taxes	$2,641	$1,879

Operating results for the Grain Group improved by $0.8 million compared to the results of the same period last year. Sales and merchandising revenues decreased $52.6 million due to a 43% decrease in bushels sold as more bushels are being strategically stored due to strong space income opportunities in the market and an intentional reduction in bushels sold directly from supplier to customer as the group continues to focus only on the most profitable markets to increase margins. Additionally, bushels received are down 13% compared to the same period in 2016 due to a later start to harvest, which is also a partial driver in the decline in sales. The decrease in volume was more than offset by a decrease in cost of sales and merchandising revenues of $54.4 million for a net favorable gross profit impact of $1.9 million. The gross profit increase was driven by $2.8 million increase in space income relating primarily to wheat as the value of storage capacity has significantly improved, as well as a $3.0 million increase from risk management fees, trading income and other items compared to the same period in 2016. These increases were partially offset by a $3.9 million decrease in drying and mixing income. The decrease is due to unusually high drying and mixing income in the prior year that did not recur in the current year.

Equity in earnings of affiliates declined $1.2 million primarily due to lower operating results from our Canadian affiliate during the quarter.
Ethanol Group

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$191,531	$139,413
Cost of sales and merchandising revenues	185,143	133,112
Gross profit	6,388	6,301
Operating, administrative and general expenses	4,526	3,025
Interest expense (income)	(27)	11
Equity in earnings (losses) of affiliates, net	4,280	7,889
Other income (expense), net	12	6
Income (loss) before income taxes	6,181	11,160
Income (loss) attributable to noncontrolling interests	83	1,619
Income (loss) before income taxes attributable to The Andersons, Inc.	$6,098	$9,541

Operating results for the Ethanol Group decreased $3.4 million from the same period last year. Sales and merchandising revenues increased $52.1 million compared to the results of the same period last year. This was driven by a 47% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion. Cost of sales and merchandising revenues increased at a higher rate than revenues as the cost of corn increased 4% and the natural gas cost per gallon increased 5%. Despite higher volumes, higher input costs caused gross profit to remain flat between periods.

Operating, administrative and general expenses increased $1.5 million compared to the same period in 2016, primarily as a result of the write-off of a capital project. Equity in earnings of affiliates decreased $3.6 million due to declining results from the unconsolidated ethanol LLCs. These results were primarily driven by low ethanol and DDG margins. The decrease is also driven by our merging TAEI with and into TAME in the first quarter. Prior to this transaction, the noncontrolling interest in TAEI was attributed 33% of the gains and losses of TAME recorded by the Company in its equity in earnings of affiliates. With a 33% direct ownership in TAME now, our share of gains and losses recorded in equity in earnings of affiliates will decrease, with a corresponding decrease in income attributable to noncontrolling interests.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$103,620	$101,770
Cost of sales and merchandising revenues	86,271	82,383
Gross profit	17,349	19,387
Operating, administrative and general expenses	22,086	25,746
Interest expense (income)	1,561	1,583
Other income (expense), net	(1,622)	711
Income (loss) before income taxes	$(7,920)	$(7,231)

Operating results for the Plant Nutrient Group declined $0.7 million over the same period in the prior year. Sales and merchandising revenues were relatively unchanged, as the 7% increase in wholesale nutrient tons sold was mostly offset by a 21% decrease in other tons sold. Cost of sales and merchandising revenues increased $3.9 million, primarily due to a 2%

increase in overall tons sold, as well as higher cost of certain wholesale nutrient inventory carried over from the spring. As such, gross profit for the Plant Nutrient Group decreased $2.0 million from the same period last year. Margins remain tight due to competitive pressures and margin compression in the wholesale and farm center businesses resulting from lower base nutrient prices and lower crop prices.

Operating, administrative and general expenses decreased $3.7 million due to $1.8 million of labor and benefit reductions relating to the sale of farm center locations in Florida and lower incentive compensation expense. Smaller reductions were also realized in a number of other categories as part of our overall cost control efforts. Other income (expense), net decreased $2.3 million, primarily as a result of a $2.2 million legal settlement reserve recorded during the quarter.
Rail Group

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$43,093	$38,201
Cost of sales and merchandising revenues	29,671	25,674
Gross profit	13,422	12,527
Operating, administrative and general expenses	6,246	4,528
Interest expense (income)	1,742	1,696
Other income (expense), net	693	451
Income (loss) before income taxes	$6,127	$6,754

Operating results declined $0.6 million from the same period last year. Sales and merchandising revenues increased $4.9 million. Revenue from car sales increased by $5.2 million due to higher car sales while repair and other revenues increased by $0.6 million. These were partially offset by a $0.9 million decrease in leasing revenues due to lower average utilization and lease rates compared to the prior year. Cost of sales and merchandising revenues increased $4.0 million compared to the prior year almost entirely due to increased car sales. As a result, gross profit increased $0.9 million compared to last year. This increase was driven by $1.2 million from car sale margins and slight decreases in leasing, repair and other businesses.

Operating, administrative and general expenses increased $1.7 million primarily due to higher labor and benefit costs from opening new repair shops and reserves related to a fatality at a repair shop.
Retail Group

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$738	$30,039
Cost of sales and merchandising revenues	542	21,704
Gross profit	196	8,335
Operating, administrative and general expenses	1,542	9,858
Interest expense (income)	99	138
Other income (expense), net	5,869	83
Income (loss) before income taxes	$4,424	$(1,578)

Operating results for the Retail Group improved $6.0 million primarily due to the gains recognized in other income on the sale of two store properties during the quarter. The decreases in the remaining captions above reflect the impact of the closure of the retail business and additional liquidation efforts.

Other

	Three months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	6,434	7,867
Interest expense (income)	111	(724)
Other income (expense), net	97	604
Income (loss) before income taxes	$(6,448)	$(6,539)

The other operating loss not allocated to business segments decreased $0.1 million compared to the same period in the prior year. Operating, administrative and general expenses decreased $1.4 million due to lower incentive compensation expense and a reduction in health care claims.

Income Taxes
In the third quarter of 2017, income tax expense of $2.4 million was provided at an effective rate of 47.7%. In the third quarter of 2016, income tax expense of $1.1 million was provided at 24.8%. The higher 2017 effective tax rate is primarily due to decreased benefit related to federal railroad track maintenance tax credits and the absence of tax benefit recorded in 2016 related to a previous business acquisition.

The Company anticipates that its 2017 annual effective tax rate will be 227.8%. The Company’s actual 2016 effective tax rate was 32.3%. The higher tax rate in 2017 is primarily due to a $42 million goodwill impairment charge which did not provide a corresponding tax benefit and the lack of current year benefit related to federal railroad track maintenance tax credits
Comparison of the nine months ended September 30, 2017 with the nine months ended September 30, 2016:
Grain Group

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$1,464,588	$1,611,992
Cost of sales and merchandising revenues	1,378,176	1,547,776
Gross profit	86,412	64,216
Operating, administrative and general expenses	78,904	83,127
Interest expense (income)	6,921	7,185
Equity in earnings (losses) of affiliates, net	864	(6,141)
Other income (expense), net	3,046	3,671
Income (loss) before income taxes	4,497	(28,566)
Income (loss) attributable to noncontrolling interests	—	(3)
Income (loss) before income taxes attributable to The Andersons, Inc.	$4,497	$(28,563)

Operating results for the Grain Group improved by $33.1 million compared to the results of the same period last year. Sales and merchandising revenues decreased $147.4 million due to a 28% decrease in bushels sold as more bushels are being strategically stored due to strong space income opportunities in the market and an intentional reduction in bushels sold directly from supplier to customer as the group continues to focus only on the most profitable markets to increase margins. Additionally, bushels received are down 18% compared to the same period in 2016 due to a later start to harvest, which is also a partial driver in the decline in sales. This decrease was more than offset by a decrease of cost of sales and merchandising revenues for a net favorable gross profit impact of $22.2 million. The gross profit increase was driven by a $27.5 million increase in space income relating to corn, beans, and wheat as the value of storage capacity has significantly improved, as well as a $4.0 million increase from risk management fees, trading income and other items compared to the prior year. This increase was partially offset by decreases in drying and mixing income and the 2016 Iowa divestiture totaling $9.3 million. Of this decrease, drying and mixing income accounted for $7.9 million due to unusually high drying and mixing income in the prior year that did not recur in the current year.

Operating, administrative and general expenses decreased by $4.2 million compared to the same period in 2016 due to a $3.5 million decrease in expenses relating to the Iowa divestiture and a $2.8 million decrease in labor and benefit costs primarily due to productivity efforts. These decreases were partially offset by minor increases in depreciation, utilities and maintenance expenses.

Equity in earnings of affiliates improved $7.0 million due to the improved operating results of LTG, which also continues to recover from under performance in its core markets in 2016.
Ethanol Group

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$533,515	$396,626
Cost of sales and merchandising revenues	518,267	383,419
Gross profit	15,248	13,207
Operating, administrative and general expenses	10,016	8,380
Interest expense (income)	(52)	34
Equity in earnings (losses) of affiliates, net	7,229	9,930
Other income (expense), net	34	39
Income (loss) before income taxes	12,547	14,762
Income (loss) attributable to noncontrolling interests	73	1,714
Income (loss) before income taxes attributable to The Andersons, Inc.	$12,474	$13,048

Operating results for the Ethanol Group decreased $0.6 million from the same period last year. Sales and merchandising revenues increased $136.9 million compared to the results of the same period last year. This was driven by a 38% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion, and a 3% increase in ethanol prices. Cost of sales and merchandising revenues increased due to these higher volumes and a 21% increase in natural gas costs. These factors led to a $2.0 million increase in gross profit, much of which was from the first quarter.

Operating, administrative and general expenses increased $1.6 million compared to the same period in 2016, primarily as a result of the write-off of a potential capital project. Equity in earnings of affiliates decreased $2.7 million due to declining results from the unconsolidated ethanol LLCs. These results were primarily driven by low ethanol and DDG margins. The decrease is also driven by our merging TAEI with and into TAME in the first quarter. Prior to this transaction, the noncontrolling interest in TAEI was attributed 33% of the gains and losses of TAME recorded by the Company in its equity in earnings of affiliates. With a 33% direct ownership in TAME now, our share of gains and losses recorded in equity in earnings of affiliates will decrease, with a correlated decrease in income attributable to noncontrolling interests.
Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$514,943	$588,797
Cost of sales and merchandising revenues	431,852	493,144
Gross profit	83,091	95,653
Operating, administrative and general expenses	67,727	74,814
Goodwill impairment	42,000	—
Interest expense (income)	5,016	5,559
Other income (expense), net	4,578	2,728
Income (loss) before income taxes	$(27,074)	$18,008

Operating results for the Plant Nutrient Group declined $45.1 million from the same period in the prior year. Sales and merchandising revenues decreased $73.9 million. Approximately half of the decrease is due to a 2% decrease in wholesale tons sold and 8% decrease in average wholesale prices. The primary driver for the remaining decrease is a 16% decrease in other tons sold and a 7% decrease in average prices in our farm center business. The decrease in other tons sold is as a result of the sales of our farm center locations in Florida in the first quarter of 2017 and Iowa in the first quarter of 2016. Cost of sales and merchandising revenues decreased $61.3 million as a result of the same factors. As such, gross profit decreased $12.6 million from the same period last year. Margins remain tight due to competitive pressures and margin compression in the wholesale and farm center businesses resulting from lower base nutrient prices and lower crop prices.

Operating, administrative and general expenses decreased $7.1 million. The largest driver was a $4.1 million decrease in labor and benefits, much of it relating to the sale of farm center locations in Florida in the first quarter of 2017 and the sale of the farm center locations in Iowa in the first quarter of 2016. Smaller reductions were also realized in a number of other categories as part of our overall cost control efforts. The Group also recognized a second quarter goodwill impairment charge of $42.0 million after experiencing several periods of compressed margins and lower sales volumes, as well as anticipated unfavorable operating conditions in the nutrient market for some time.

Other income increased $1.9 million primarily as a result of a $4.7 million gain on the sale of farm center locations in Florida, offset by a $2.2 million legal settlement reserve.
Rail Group

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$121,632	$118,152
Cost of sales and merchandising revenues	83,203	77,463
Gross profit	38,429	40,689
Operating, administrative and general expenses	17,141	14,396
Interest expense (income)	5,487	5,608
Other income (expense), net	2,264	2,013
Income (loss) before income taxes	$18,065	$22,698

Operating results for the Rail Group declined $4.6 million from the same period last year. Sales and merchandising revenues increased $3.5 million. Revenue from car sales increased by $4.6 million due to a higher volume of car sales while repair and other revenues increased by $2.9 million. These increases were partially offset by a $4.0 million decrease in leasing revenues due to average utilization of 84.6% in the current year and 88.8% in the prior year, as well as a 2% decrease in lease rates compared to the prior year. Cost of sales and merchandising revenues increased $5.7 million compared to the prior year due to increased car sales and higher storage costs because fewer cars were in service. Gross profit decreased $2.3 million compared to last year. This decrease was driven by a $5.6 million reduction in our leasing gross profit, offset by a $2.1 million increase in our repair and other business and slight increases in car sale margins.

Operating, administrative and general expenses increased $2.7 million primarily due to higher labor and benefit costs from opening new repair shops and reserves related to a fatality at a repair shop.
Retail Group

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$47,595	$96,168
Cost of sales and merchandising revenues	36,812	68,121
Gross profit	10,783	28,047
Operating, administrative and general expenses	26,956	30,513
Interest expense (income)	269	441
Other income (expense), net	7,302	263
Income (loss) before income taxes	$(9,140)	$(2,644)

Operating results for the Retail Group declined $6.5 million from the same period last year. Sales and merchandising revenues decreased $48.6 million while cost of sales and merchandising revenues decreased $31.3 million. These decreases were due to lower volumes as a result of the closure of the retail business during the second quarter of 2017. Additionally, inventory marked down for liquidation caused a significant decrease in margins leading to a $17.3 million decrease in gross profit.

Operating, administrative and general expenses decreased by $3.6 million as a result of lower operating costs related to the group be operational for only a portion of the year. This decrease was partially offset by one time exit charges of $11.5 million, most of which was for severance costs. Other income increased primarily due to $5.7 million gains on the sale of two store properties and a $1.2 million gain on the sale of fixtures.
Other

	Nine months ended September 30,
(in thousands)	2017	2016
Sales and merchandising revenues	$—	$—
Cost of sales and merchandising revenues	—	—
Gross profit	—	—
Operating, administrative and general expenses	19,587	22,823
Interest expense (income)	(169)	(781)
Other income (expense), net	893	2,430
Income (loss) before income taxes	$(18,525)	$(19,612)

The other operating loss not allocated to business segments decreased $1.1 million compared to the same period in the prior year. Operating, administrative and general expenses decreased $3.2 million, which was due to higher severance costs in the prior year and a reduction in health care claims. This lower expense was partially offset by a $1.3 million gain on final settlement of our pension plan in other income in 2016.

Income Taxes

In 2017, income tax expense of $7.5 million was provided at an effective tax rate of (38.2)%. In 2016, income tax expense of $1.5 million was provided at 32.0%. The lower 2017 effective tax rate relative to the loss before income taxes is primarily due to a $42 million goodwill impairment charge which did not provide a corresponding tax benefit.

Liquidity and Capital Resources
Working Capital
At September 30, 2017, the Company had working capital of $214.3 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2017	September 30, 2016	Variance
Current Assets:
Cash and cash equivalents	$24,478	$78,158	$(53,680)
Restricted cash	—	190	(190)
Accounts receivable, net	196,192	173,593	22,599
Inventories	475,602	427,754	47,848
Commodity derivative assets – current	45,202	59,837	(14,635)
Other current assets	53,958	43,761	10,197
Assets held for sale	8,383	—	8,383
Total current assets	803,815	783,293	20,522
Current Liabilities:
Short-term debt	19,000	—	19,000
Trade and other payables	381,359	356,931	24,428
Customer prepayments and deferred revenue	29,520	15,725	13,795
Commodity derivative liabilities – current	38,578	59,770	(21,192)
Accrued expenses and other current liabilities	67,064	68,465	(1,401)
Current maturities of long-term debt	53,972	51,520	2,452
Total current liabilities	589,493	552,411	37,082
Working Capital	$214,322	$230,882	$(16,560)
September 30, 2017 current assets increased $20.5 million in comparison to those of September 30, 2016. This increase was primarily due to increases in inventories and accounts receivable. The increase in inventory relates to higher grain inventories from higher wheat and bean prices and more bushels owned. This increase was partially offset by the liquidation of retail inventory in the current year. Accounts receivable increased due to the amount and timing of sales in the Grain and Ethanol businesses. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, have decreased. See the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $37.1 million compared to the prior year due to an increase in short-term debt, trade and other payables, and customer prepayments and deferred revenue. Short-term debt increased as a result of higher borrowings on the short-term line of credit in the current year. Trade and other payables increased due to timing of activity and processing payments within the Grain and Ethanol businesses. The increase in customer prepayments and deferred revenues related to an increase in wholesale nutrient tons that have been prepaid. Changes in the commodity derivative liabilities balance partially offset this increase, which is mentioned above.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $60.7 million and $41.3 million in the first nine months of 2017 and 2016, respectively. The increase in cash provided was due to several factors. Net income excluding the non-cash impact of impairments increased by $11.6 million compared to the prior year and the impact of operating asset and liability fluctuations resulted in a $33.6 million increase in operating cash flows. This was partially offset by a $15.0 million decrease due to improved operating results at our equity affiliates which were not fully distributed in the form of cash, as well as other individually small fluctuations in operating activities.
Investing Activities
Investing activities used cash of $64.9 million through the first nine months of 2017 compared to cash provided of $4.8 million in the prior year. This change was due to three main factors. Proceeds from sale of assets decreased by $43.1 million. Proceeds in 2016 were higher as a result of a $54.3 million sale of underperforming assets in Iowa as well as the redemption of our investment in the Iowa Northern Railway Corporation for $13.5 million. Additionally, 2017 net spending on railcar acquisitions increased by $45.2 million. The variability in railcar purchases and sales is driven by timing of opportunities in the Rail Group's asset market. Property, plant, and equipment and capitalized software spending partially offset these uses of cash, decreasing $29.4 million compared to the same period in 2016.
In 2017, we expect to spend a total of $175 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions or non-recourse debt of approximately $150 million during the year.
Additionally, total capital spending for 2017 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $56 million.
Financing Activities
Financing activities used cash of $34.0 million and $31.7 million for the nine months ended September 30, 2017 and 2016, respectively. While proceeds from long-term debt issuance decreased $43.0 million, this was largely offset by a reduction in long-term debt payments.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $820.0 million in borrowings. This amount includes $20.0 million of debt of The Andersons Denison Ethanol LLC that is non-recourse to the Company. Of that total, we had $718.5 million available for borrowing at September 30, 2017. Peak short-term borrowings to date were $367.0 million on February 15, 2017. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $13.5 million in dividends in the first nine months of 2017 compared to $13.0 million in the prior year. We paid $0.16 per common share for the dividends paid in January, April and July, 2017 and $0.155 per common share for the dividends paid in January, April and July, 2016. On August 25, 2017, we declared a cash dividend of $0.16 per common share payable on October 23, 2017 to shareholders of record on October 2, 2017.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2017. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at September 30, 2017:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	290
Owned - railcar assets leased to others	On balance sheet – non-current	16,650
Railcars leased from financial intermediaries	Off balance sheet	3,448
Railcars in non-recourse arrangements	Off balance sheet	2,497
Total Railcars		22,885
Locomotive assets leased to others	On balance sheet – non-current	32
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		36
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 515 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2017.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 7, 2017	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By /s/ John Granato
John Granato
Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.