Form 10-Q
period 2018-03-31
Andersons, Inc.
filed 2018-05-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.3 million common shares outstanding, no par value, at April 27, 2018.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2018	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$31,497	$34,919	$29,645
Restricted cash	—	—	752
Accounts receivable, net	216,021	183,238	190,628
Inventories (Note 2)	731,629	648,703	641,294
Commodity derivative assets – current (Note 5)	43,810	30,702	48,049
Other current assets	57,147	63,790	83,623
Assets held for sale	57,775	37,859	—
Total current assets	1,137,879	999,211	993,991
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,739	310	339
Goodwill	6,024	6,024	63,934
Other intangible assets, net	108,855	112,893	103,057
Other assets, net	28,566	12,557	8,108
Equity method investments	224,449	223,239	208,993
	369,633	355,023	384,431
Rail Group assets leased to others, net (Note 3)	462,253	423,443	342,936
Property, plant and equipment, net (Note 3)	393,763	384,677	440,395
Total assets	$2,363,528	$2,162,354	$2,161,753

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2018	December 31, 2017	March 31, 2017
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$489,000	$22,000	$255,000
Trade and other payables	263,519	503,571	276,834
Customer prepayments and deferred revenue	81,778	59,710	81,628
Commodity derivative liabilities – current (Note 5)	15,424	29,651	29,914
Accrued expenses and other current liabilities	60,095	69,579	65,952
Current maturities of long-term debt (Note 4)	14,134	54,205	56,144
Total current liabilities	923,950	738,716	765,472
Other long-term liabilities	31,536	33,129	36,125
Commodity derivative liabilities – noncurrent (Note 5)	1,414	825	450
Employee benefit plan obligations	26,310	26,716	34,832
Long-term debt, less current maturities (Note 4)	438,628	418,339	365,971
Deferred income taxes	118,933	121,730	181,541
Total liabilities	1,540,771	1,339,455	1,384,391
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 3/31/2018, 12/31/17 and 3/31/2017)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	221,990	224,622	220,366
Treasury shares, at cost (955, 1,063 and 1,074 shares at 3/31/2018, 12/31/17 and 3/31/2017, respectively)	(36,028)	(40,312)	(40,727)
Accumulated other comprehensive loss	(3,988)	(2,700)	(11,964)
Retained earnings	618,572	633,496	601,560
Total shareholders’ equity of The Andersons, Inc.	800,642	815,202	769,331
Noncontrolling interests	22,115	7,697	8,031
Total equity	822,757	822,899	777,362
Total liabilities and equity	$2,363,528	$2,162,354	$2,161,753
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2018	2017
Sales and merchandising revenues	$635,739	$852,016
Cost of sales and merchandising revenues	572,034	775,558
Gross profit	63,705	76,458
Operating, administrative and general expenses	64,257	81,545
Interest expense	6,999	6,100
Other income:
Equity in earnings (loss) of affiliates, net	3,573	(1,878)
Other income, net	1,686	7,495
Income (loss) before income taxes	(2,292)	(5,570)
Income tax provision (benefit)	(310)	(2,535)
Net income (loss)	(1,982)	(3,035)
Net income (loss) attributable to the noncontrolling interests	(282)	54
Net income (loss) attributable to The Andersons, Inc.	$(1,700)	$(3,089)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.06)	$(0.11)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.06)	$(0.11)
Dividends declared	$0.165	$0.160
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2018	2017
Net income (loss)	$(1,982)	$(3,035)
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $(87) and $0)	(87)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $15 and $7)	(51)	(10)
Foreign currency translation adjustments (net of income tax of $0 and $0)	(1,150)	514
Other comprehensive income (loss)	(1,288)	504
Comprehensive income (loss)	(3,270)	(2,531)
Comprehensive income (loss) attributable to the noncontrolling interests	(282)	54
Comprehensive income (loss) attributable to The Andersons, Inc.	$(2,988)	$(2,585)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$(1,982)	$(3,035)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	22,679	21,003
Bad debt expense (recovery)	(531)	629
Equity in (earnings) losses of affiliates, net of dividends	(2,360)	1,931
Gains on sale of Rail Group assets and related leases	(2,280)	(3,609)
(Gain) loss on sale of assets	277	(4,698)
Stock-based compensation expense	1,268	1,220
Other	(70)	(725)
Changes in operating assets and liabilities:
Accounts receivable	(30,730)	7,563
Inventories	(85,262)	33,456
Commodity derivatives	(45,775)	4,017
Other assets	1,134	(9,375)
Payables and other accrued expenses	(235,075)	(277,612)
Net cash provided by (used in) operating activities	(378,707)	(229,235)
Investing Activities
Purchases of Rail Group assets	(29,516)	(25,074)
Proceeds from sale of Rail Group assets	14,575	5,621
Purchases of property, plant and equipment and capitalized software	(29,414)	(5,608)
Proceeds from sale of assets	6	13,912
Purchase of investments	—	(1,817)
Other	—	(281)
Net cash provided by (used in) investing activities	(44,349)	(13,247)
Financing Activities
Net change in short-term borrowings	467,000	226,000
Proceeds from issuance of long-term debt	50,000	15,175
Proceeds from long-term financing arrangement	—	10,396
Payments of long-term debt	(106,515)	(37,852)
Proceeds from noncontrolling interest owner	14,700	—
Proceeds from sale of treasury shares to employees and directors	—	511
Payments of debt issuance costs	(787)	(33)
Dividends paid	(4,650)	(4,483)
Other	(114)	(217)
Net cash provided by (used in) financing activities	419,634	209,497
Decrease in cash and cash equivalents	(3,422)	(32,985)
Cash and cash equivalents at beginning of period	34,919	62,630
Cash and cash equivalents at end of period	$31,497	$29,645
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(3,089)	54	(3,035)
Other comprehensive income (loss)				504			504
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (126 shares)		(2,549)	4,604				2,055
Dividends declared ($0.16 per common share)					(4,500)		(4,500)
Restricted share award dividend equivalents		5	52		(57)		—
Balance at March 31, 2017	$96	$220,366	$(40,727)	$(11,964)	$601,560	$8,031	$777,362

Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					(1,700)	(282)	(1,982)
Other comprehensive income (loss)				(1,288)			(1,288)
Cash received from noncontrolling interest						14,700	14,700
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(0) (105 shares)		(2,632)	4,164				1,532
Dividends declared ($0.165 per common share)					(4,663)		(4,663)
Restricted share award dividend equivalents			120		(120)		—
Balance at March 31, 2018	$96	$221,990	$(36,028)	$(3,988)	$618,572	$22,115	$822,757
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2017 has been included as the Company operates in several seasonal industries. Certain prior year amounts within the operating and investing activities sections of the statements of cash flows have been reclassified to conform to current year presentation.
The Condensed Consolidated Balance Sheet data at December 31, 2017 was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
New Accounting Standards
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC 606). The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of the new revenue standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard in the current period using the modified retrospective method. As a result of the adoption we recognized a cumulative catch-up transition adjustment in beginning retained earnings at January 1, 2018 for non-recourse financing transactions that were open as of December 31, 2017. This resulted in a $25.6 million increase in Rail Group net assets, $34.0 million increase in financing liabilities and deferred tax liabilities and $8.4 million decrease to retained earnings. See Note 7 for further detail.
Leasing
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). ASC 842 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. ASC 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted, however the Company does not plan to early adopt. The new standard is effective for the Company beginning January 1, 2019 and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional alternative approach, which requires application of the new guidance at the beginning of the standard’s effective date.

The Company expects this standard to have the effect of bringing certain off balance-sheet rail assets onto the balance sheet along with a corresponding liability for the associated obligations. Additionally, we have other arrangements currently classified as operating leases which will be recorded as a right of use asset and corresponding liability on the balance sheet. We are currently evaluating the impact these changes will have on the Consolidated Financial Statements.

Other applicable standards

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018. We have evaluated the impact of this new standard on our consolidated financial statements and do not expect the impact to be material. Early adoption is permitted, however the Company has not chosen to do so at this time.

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities. This standard simplifies the recognition and presentation of changes in the fair value of hedging instruments. The ASU is effective for annual periods beginning December 15, 2018. Early adoption is permitted, and the Company plans to adopt this standard in the second quarter of 2018. The Company does not expect the impact from adoption of this standard to be material to its Consolidated Financial Statements and disclosures.

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard states that if the vesting conditions, fair value, and classification of the awards are the same immediately before and after the modification an entity would not apply modification accounting. The Company has adopted this standard in the current period noting no impact as the Company has not made any modifications to our stock compensation awards.

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The Company has adopted this standard in the current period and prior periods have been recast to reflect this change.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The Company has adopted this standard in the current period noting the impact is immaterial.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material way. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, however the Company does not plan to do so.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB issued subsequent amendments to the initial guidance in February 2018 and March 2018 within ASU 2018-03 and ASU 2018-04, respectively. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The Company has adopted this standard in the current period noting the impact is immaterial.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Grain	$541,272	$505,217	$443,870
Ethanol and co-products	14,320	11,003	15,549
Plant nutrients and cob products	170,748	126,962	165,584
Retail merchandise	—	—	11,082
Railcar repair parts	5,289	5,521	5,209
	$731,629	$648,703	$641,294

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2018, December 31, 2017 and March 31, 2017 do not include 0.7 million, 1.0 million and 2.7 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Land	$29,915	$22,388	$29,331
Land improvements and leasehold improvements	69,320	69,127	78,798
Buildings and storage facilities	285,084	284,820	321,344
Machinery and equipment	377,563	373,127	388,230
Construction in progress	15,116	7,502	13,113
	776,998	756,964	830,816
Less: accumulated depreciation	383,235	372,287	390,421
	$393,763	$384,677	$440,395
Depreciation expense on property, plant and equipment was $11.6 million and $12.1 million for the three months ended March 31, 2018 and 2017, respectively.
In December 2017, the Company recorded charges totaling $10.9 million for impairment of property, plant and equipment in the Grain segment, of which $5.6 million relates to assets that are deemed held and used and $5.3 million related to assets that have been reclassified as assets held for sale at December 31, 2017. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Rail Group assets leased to others	$577,678	$531,391	$448,761
Less: accumulated depreciation	115,425	107,948	105,825
	$462,253	$423,443	$342,936
Depreciation expense on Rail Group assets leased to others amounted to $6.2 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively.

4. Debt

The Company has a line of credit agreement with a syndicate of banks. The agreement provides for a credit facility in the amount of $800 million. Total borrowing capacity for the Company under all lines of credit is currently at $950.0 million, including subsidiary debt that is non-recourse to the Company of $15.0 million for The Andersons Denison Ethanol LLC ("TADE"), $70 million for ELEMENT LLC and $65 million for The Andersons Railcar Leasing Company LLC. At March 31, 2018, the Company had a total of $338.3 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of March 31, 2018.

ELEMENT, LLC, a consolidated subsidiary of the Company, entered into a financing agreement during the first quarter. This agreement provides a construction loan of up to $70.0 million.  Upon project completion, the agreement provides the opportunity for the Company to convert the construction loan to a term loan of up to $50.0 million and a revolving term loan of up to $20.0 million.  The maturity date of the credit agreement is March 2, 2025. During the construction period, borrowings under the credit agreement bear interest at variable interest rates, which are based off LIBOR plus an applicable spread.  Upon conversion of the construction loan to a term loan, the Company will have the option of fixing the interest on portions of the loans, or continuing at the previously described variable interest rates. There are no outstanding borrowings under this agreement as of March 31, 2018. The agreements include both financial and non-financial covenants that ELEMENT LLC, among other things, is required at a minimum to maintain various working capital levels and debt service coverage ratios based on project milestones as well as a minimum owner's equity level.

The Andersons Railcar Leasing Company LLC, a consolidated subsidiary of the Company, entered into a revolving asset based loan agreement on March 22, 2018 that provides for a credit facility in the amount of $65 million. The maturity date of the loan agreement is March 23, 2021. Borrowings under the agreement bear interest at market driven, variable interest rates which was 3.88% as of March 31, 2018 The agreement includes both financial and non-financial covenants, including maintaining certain leverage and interest coverage ratios, tangible net worth and utilization levels. There are $40.0 million of outstanding borrowings under this agreement as of March 31, 2018, the proceeds of which were used to pay down outstanding balances of the Company's primary credit facility agreement.

The Company’s short-term and long-term debt at March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt – Recourse	489,000	22,000	255,000
Total Short-term Debt	$489,000	$22,000	$255,000

Current Maturities of Long-term Debt – Non-Recourse	$2,922	$—	$—
Current Maturities of Long-term Debt – Recourse	11,212	54,205	56,144
Total Current Maturities of Long-term Debt	$14,134	$54,205	$56,144

Long-term Debt, Less: Current Maturities – Non-Recourse	$72,977	$—	$—
Long-term Debt, Less: Current Maturities – Recourse	365,651	418,339	365,971
Total Long-term Debt, Less: Current Maturities	$438,628	$418,339	$365,971

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
The following table presents at March 31, 2018, December 31, 2017 and March 31, 2017, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2018		December 31, 2017		March 31, 2017
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$54,762	$—	$1,351	$—	$(2,769)	$—
Fair value of derivatives	(18,874)	—	17,252	—	32,310	—
Balance at end of period	$35,888	$—	$18,603	$—	$29,541	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$29,861	$1,851	$3,115	$47	$34,874
Commodity derivative liabilities	(40,813)	(112)	(18,539)	(1,461)	(60,925)
Cash collateral	54,762	—	—	—	54,762
Balance sheet line item totals	$43,810	$1,739	$(15,424)	$(1,414)	$28,711

	December 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,929	$311	$489	$1	$37,730
Commodity derivative liabilities	(7,578)	(1)	(30,140)	(826)	(38,545)
Cash collateral	1,351	—	—	—	1,351
Balance sheet line item totals	$30,702	$310	$(29,651)	$(825)	$536

	March 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$57,499	$341	$554	$3	$58,397
Commodity derivative liabilities	(6,681)	(2)	(30,468)	(453)	(37,604)
Cash collateral	(2,769)	—	—	—	(2,769)
Balance sheet line item totals	$48,049	$339	$(29,914)	$(450)	$18,024

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(25,236)	$27,025
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2018, December 31, 2017 and March 31, 2017:

	March 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	335,887	—	—	—
Soybeans	48,003	—	—	—
Wheat	16,639	—	—	—
Oats	40,555	—	—	—
Ethanol	—	280,243		—
Corn oil	—	—	5,048	—
Other	27	4,500		90
Subtotal	441,111	284,743	5,048	90
Exchange traded:
Corn	146,505	—	—	—
Soybeans	52,460	—	—	—
Wheat	74,805	—	—	—
Oats	2,290	—	—	—
Ethanol	—	108,108	—	—
Subtotal	276,060	108,108	—	—
Total	717,171	392,851	5,048	90

	December 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	218,391			—
Soybeans	18,127	—	—	—
Wheat	14,577	—	—	—
Oats	25,953	—	—	—
Ethanol	—	197,607	—	—
Corn oil	—	—	6,074	—
Other	47	—	—	97
Subtotal	277,095	197,607	6,074	97
Exchange traded:
Corn	82,835	—	—	—
Soybeans	37,170	—	—	—
Wheat	65,640	—	—	—
Oats	1,345	—	—	—
Ethanol	—	39,438	—	—
Other	—	840	—	—
Subtotal	186,990	40,278	—	—
Total	464,085	237,885	6,074	97

	March 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	201,200	—	—	—
Soybeans	29,015	—	—	—
Wheat	7,956	—	—	—
Oats	46,861	—	—	—
Ethanol	—	178,040	—	—
Corn oil	—	—	6,279	—
Other	100	1,000	—	239
Subtotal	285,132	179,040	6,279	239
Exchange traded:
Corn	104,790	—	—	—
Soybeans	47,605	—	—	—
Wheat	40,855	—	—	—
Oats	1,660	—	—	—
Ethanol	—	16,590	—	—
Other	—	—	—	15
Subtotal	194,910	16,590	—	15
Total	480,042	195,630	6,279	254

At March 31, 2018, December 31, 2017 and March 31, 2017, the Company had recorded the following amounts for the fair value of the Company's other derivatives not designated as hedging instruments:

	March 31, 2018	December 31, 2017	March 31, 2017
(in thousands)
Interest rate contracts included in other long-term liabilities	$(453)	$(1,244)	$(2,141)
Foreign currency contracts included in other current assets (Accrued expenses and other current liabilities)	(695)	426	(14)
The gains and losses included in the Company's Consolidated Statements of Operations and the line item in which they are located for derivatives not designated as hedging instruments are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Interest rate derivative gains (losses) included in Interest income (expense)	$1,408	$389
Foreign currency derivative gains (losses) included in Other income, net	(1,122)	98

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three months ended March 31, 2018 and 2017:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2018	2017
Interest cost	$33	$39
Recognized net actuarial loss	61	63
Benefit cost	$94	$102

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2018	2017
Service cost	$87	$123
Interest cost	187	300
Amortization of prior service cost	(228)	—
Benefit cost	$46	$423

7. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of ASC 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Grain and Ethanol sales contracts are derivatives under ASC 815, Derivatives and Hedging and the Rail Group's leasing revenue is accounted for under ASC 840, Leases. The breakdown of revenues between ASC 606 and other standards is as follows:

(in thousands)	Three months ended March 31, 2018
Revenues under ASC 606	$193,650
Revenues under ASC 840	26,029
Revenues under ASC 815	416,060
Total Revenues	$635,739

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue
The following table disaggregates revenues under ASC 606 by major product/service line:

	Three months ended March 31, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$75,078	$—	$75,078
Primary nutrients	—	—	53,219	—	53,219
Service	4,418	2,545	209	8,117	15,289
Co-products	—	26,646	—	—	26,646
Other	210	—	7,111	16,097	23,418
Total	$4,628	$29,191	$135,617	$24,214	$193,650

Approximately 8% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.
Specialty and primary nutrients
The Company sells several different types of specialty nutrient products, including: low-salt liquid starter fertilizers, micro-nutrients and other specialty lawn products. These products can be sold through the wholesale distribution channels as well as directly to end users at the farm center locations. Similarly, the Company sells several different types of primary nutrient products, including: nitrogen, phosphorus and potassium. These products may be purchased and re-sold as is or sold as finished goods resulting from a blending and manufacturing process. The contracts associated with specialty and primary nutrients generally have just a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.
Service
Service revenues primarily relate to the railcar repair business. The Company owns several railcar repair shops which repair railcars through specific contracts with customers or through operating as an agent for a particular railroad to repair cars that are on their rail line per American Association of Railroads (“AAR”) standards. These contracts contain a single performance obligation which is to complete the requested and/or required repairs on the railcars. As the customer simultaneously receives and consumes the benefit of the repair work we perform, revenue for these contracts is recognized over time. The Company uses an input-based measure of progress using costs incurred to total expected costs as that is the measure that most faithfully depicts our progress towards satisfying our performance obligation. Upon completion of the work, the invoice is sent to the customer, with payment terms that generally range from 0 - 30 days.
Co-products
In addition to the ethanol sales contracts that are considered derivative instruments, the Ethanol Group sells several other co-products that remain subject to ASC 606, including E-85, DDGs, syrups and renewable identification numbers (“RINs”). RINs are credits for compliance with the Environmental Protection Agency's Renewable Fuel Standard Program and are created by renewable fuel producers. Contracts for these co-products generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer which follows shipping terms on the contract. Payment terms generally range from 5 - 15 days.
Contract balances
The opening and closing balances of the Company’s contract liabilities are as follows:

in thousands	Contract liabilities
Balance at January 1, 2018	$25,520
Balance at March 31, 2018	$67,715
The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, the amount of revenue recognized in the current period related to the beginning of the year contract liability is not material.
Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to the pro forma amounts had the previous guidance been in effect:

	Balance Sheet
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Cash and cash equivalents and restricted cash	$31,497	$—	$31,497
Accounts receivable, net	216,021	—	216,021
Inventories	731,629	145	731,774
Commodity derivative assets - current	43,810	—	43,810
Other current assets	114,922	(170)	114,752
Other noncurrent assets	369,633	—	369,633
Rail Group assets leased to others, net	462,253	(24,844)	437,409
Property, plant and equipment	393,763	—	393,763
Total assets	2,363,528	(24,869)	2,338,659
Short-term debt and current maturities of long-term debt	503,134	(2,922)	500,212
Trade and other payables and accrued expenses and other current liabilities	323,614	—	323,614
Commodity derivative liabilities - current	15,424	—	15,424
Customer prepayments and deferred revenue	81,778	—	81,778
Commodity derivative liabilities - noncurrent and Other long-term liabilities	32,950	—	32,950
Employee benefit plan obligations	26,310	—	26,310
Long-term debt, less current maturities	438,628	(33,318)	405,310
Deferred income taxes	118,933	2,942	121,875
Total liabilities	1,540,771	(33,298)	1,507,473
Retained earnings	618,572	8,429	627,001
Common shares, additional paid-in-capital, treasury shares, accumulated other comprehensive loss and noncontrolling interests	204,185	—	204,185
Total equity	822,757	8,429	831,186
Total liabilities and equity	2,363,528	(24,869)	2,338,659

Total reported assets were $24.9 million greater than the pro forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to the Rail Group assets that were recorded on the balance sheet as part of the cumulative catch-up adjustment upon the adoption of ASC 606.
Total reported liabilities were $33.3 million greater than the pro forma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018. This was largely due to the financing obligation and deferred taxes related to the Rail Group assets that were recorded on the balance sheet as part of the cumulative catch-up adjustment upon the adoption of ASC 606.

	Statement of Operations
in thousands	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$635,739	$164,189	$799,928
Cost of sales and merchandising revenues	572,034	164,650	736,684
Gross profit	63,705	(461)	63,244
Operating, administrative and general expenses	64,257	—	64,257
Goodwill impairment		—	—
Interest expense	6,999	(403)	6,596
Other income:
Equity in earnings of affiliates, net	3,573	—	3,573
Other income, net	1,686	—	1,686
Income (loss) before income taxes	(2,292)	(58)	(2,350)
Income tax provision	(310)	(22)	(332)
Net income (loss)	(1,982)	(36)	(2,018)
Net income attributable to the noncontrolling interests	(282)	—	(282)
Net income (loss) attributable to The Andersons, Inc.	$(1,700)	$(36)	$(1,736)
The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenues under ASC 605:

•
While grain origination agreements, and their related sales contracts, will be accounted for under ASC 815, we are still required to evaluate the principal versus agent guidance in ASC 606 to determine whether realized gains or losses should be presented on a gross or net basis in the consolidated statements of operations upon physical settlement. The Company has determined that it is the agent in certain origination arrangements within our Grain Group and therefore realized gains or losses will be presented on a net basis upon adoption of ASC 606. As a result of these transactions now being recorded on a net basis, revenues and related cost of sales would have been $161.9 million higher under the previous guidance.

•
ASC 606 required certain Rail Group assets and related financing obligations to be recorded on the balance sheet as these transactions no longer qualified as sales as a result of the existence of repurchase options within the sales contracts. The result of this change primarily impacts geography within the income statement, as lease expense to the financial institution will be replaced with a combination of depreciation and interest expense.

The net impact of accounting for revenue under the new guidance had an immaterial impact on net income (loss) and no impact on the Company's earnings per common share for the three months ended March 31, 2018.
The adoption of ASC 606 had an immaterial on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.
Transaction Price Allocated to Future Performance Obligations
ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at period end. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

•	The performance obligation is part of a contract that has an original expected duration of one year or less.

•
The variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met.

Contract costs
The company has elected to apply the practical expedient and accordingly recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in Operating, administrative and general expenses.
Significant judgments
In making its determination of standalone selling price, the Company maximizes its use of observable inputs.  Standalone selling price, once established, is then used to allocate total consideration proportionally to the various performance obligations, if applicable, within a contract.
To estimate variable consideration, the Company applies both the “expected value” method and “most likely amount” method based on the form of variable consideration, according to which method would provide the best prediction.  The expected value method involves a probability-weighted determination of the expected amount, whereas the most likely amount method identifies the single most likely outcome in a range of possible amounts.  However, once a method has been applied to one form of variable consideration, it is applied consistently throughout the contract term.
The primary types of variable consideration present in the Company’s contracts are product returns, volume rebates and the CPI index.  The overall impact of this variable consideration is not material.
Practical expedients
The Company has elected to apply the following practical expedients provided by ASC 606:

•	Future performance obligations - see discussion above.

•	Contract costs - see discussion above.

•	Shipping and handling activities - see discussion above.

•
Sales tax presentation - the Company has elected to exclude from the transaction price all sales taxes that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.

•	Modified retrospective approach - see discussion in Note 1. regarding adoption elections.

8. Income Taxes

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

For the three months ended March 31, 2018, the Company recorded income tax benefit of $0.3 million at an effective tax rate of 13.5%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes and nondeductible compensation. The effective tax rate for the three month period ended March 31, 2018 also includes tax benefits from the release of reserves upon the expiration of statutes of limitation, offset by changes in the state allocation/apportionment as a result of a statutory merger and excess tax expense from stock-based compensation. The decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period last year was primarily attributed to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the U.S. tax reform. For the three months ended March 31, 2017, the Company recorded an income tax benefit of $2.5 million at an effective tax rate of 45.5%.

The Company’s accounting for the certain elements of the Tax Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional discrete net tax benefit of $73.5 million in the period ended December 31, 2017. This provisional estimate consists of a net expense of $1.4 million for the one-time transition tax and a net benefit of $74.9 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the Company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the transition tax, the Company continues to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analysis related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new global intangible low-taxed income ("GILTI") tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method"); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the full effects of the Tax Act on its Consolidated Financial Statements.

9. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2018
(in thousands)	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	(1,150)	(87)	117	$(1,120)
Amounts reclassified from accumulated other comprehensive loss	—	—	(168)	$(168)
Net current-period other comprehensive income (loss)	(1,150)	(87)	(51)	(1,288)
Ending balance	$(8,866)	$257	$4,621	$(3,988)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2017
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total
Beginning Balance	$(11,002)	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	514	(10)	504
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income (loss)	514	(10)	504
Ending balance	$(10,488)	$(1,476)	$(11,964)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income for the three months ended March 31, 2018:

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(228)	(b)
	(228)	Total before tax
	60	Income tax provision
	$(168)	Net of tax

Total reclassifications for the period	$(168)	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (see Note 6).
There were no reclassification adjustments from accumulated other comprehensive loss to net income for the three months ended March 31, 2017.

10. Earnings Per Share
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

(in thousands, except per common share data)	Three months ended March 31,
	2018	2017
Net income (loss) attributable to The Andersons, Inc.	$(1,700)	$(3,089)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	—
Earnings (losses) available to common shareholders	$(1,700)	$(3,089)
Earnings per share – basic:
Weighted average shares outstanding – basic	28,237	28,281
Earnings (losses) per common share – basic	$(0.06)	$(0.11)
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,237	28,281
Effect of dilutive awards	—	—
Weighted average shares outstanding – diluted	28,237	28,281
Earnings (losses) per common share – diluted	$(0.06)	$(0.11)
All outstanding share awards were antidilutive for the three months ended March 31, 2018 and March 31, 2017 as the Company experienced a net loss in both periods.

11. Fair Value Measurements
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018, December 31, 2017 and March 31, 2017:

(in thousands)	March 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$35,888	$(7,177)	$—	$28,711
Provisionally priced contracts (b)	(48,478)	(31,847)	—	(80,325)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	8,947	(454)	—	8,493
Total	$(3,643)	$(39,478)	$7,388	$(35,733)

(in thousands)	December 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	18,603	(18,067)	—	536
Provisionally priced contracts (b)	(98,190)	(67,094)	—	(165,284)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	9,705	(1,244)	—	8,461
Total	$(69,882)	$(86,405)	$7,388	$(148,899)

(in thousands)	March 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$752	$—	$—	$752
Commodity derivatives, net (a)	29,566	(11,542)	—	18,024
Provisionally priced contracts (b)	(86,314)	(37,643)	—	(123,957)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	8,518	(2,141)	—	6,377
Total	$(47,478)	$(51,326)	$3,294	$(95,510)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets related to certain available securities.

(d)
Included in other assets and liabilities are assets held in rabbi trusts to fund deferred compensation plans, ethanol risk management contracts, and foreign exchange derivative contracts (Level 1), and interest rate derivatives (Level 2).

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

Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or the Company has delivered provisionally priced grain and a subsequent payable or receivable is set up for any future changes in the grain price, quoted CBOT prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. All other unpriced contracts, primarily delayed price contracts, are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy as they include variable future and basis components.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2018	2017
Assets (liabilities) at January 1,	$7,388	$3,294
Gains (losses) included in earnings	—	—
Assets (liabilities) at March 31,	$7,388	$3,294

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2018, December 31, 2017 and March 31, 2017:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,388	Implied based on market prices	N/A	N/A
Real Property (b)	$29,347	Third Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of December 31, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,388	Implied based on market prices	N/A	N/A
Real Property (b)	$29,347	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of March 31, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$3,294	Cost Basis, Plus Interest	N/A	N/A
(a) Due to early stages of business and timing of investments, cost basis, plus interest was deemed to approximate fair value in prior periods. As the underlying enterprises have matured, additional market data is available to consider in order to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.
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

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Fair value of long-term debt, including current maturities	$448,346	$474,769	$426,105
Fair value in excess of carrying value (a)	8,241	1,451	1,036
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
The Andersons Albion Ethanol LLC	$46,145	$45,024	$38,694
The Andersons Clymers Ethanol LLC	20,339	19,830	19,946
The Andersons Marathon Ethanol LLC	12,615	12,660	13,266
Lansing Trade Group, LLC	94,483	93,088	88,339
Thompsons Limited (a)	48,362	50,198	46,054
Other	2,505	2,439	2,694
Total	$224,449	$223,239	$208,993
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

The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended March 31,
(in thousands)	% Ownership at March 31, 2018	2018	2017
The Andersons Albion Ethanol LLC	55%	$1,121	$(277)
The Andersons Clymers Ethanol LLC	39%	509	207
The Andersons Marathon Ethanol LLC	33%	(44)	(463)
Lansing Trade Group, LLC	33% (a)	2,584	(711)
Thompsons Limited (b)	50%	(669)	(595)
Other	5% - 50%	72	(39)
Total		$3,573	$(1,878)
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $1.2 million for the three months ended March 31, 2018. There were no distributions received from unconsolidated affiliates for the three months ended March 31, 2017.

In the first quarter of 2018, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, Lansing Trade Group, and Thompsons Limited qualified as significant equity investees of the Company under the income test. The following table presents combined summarized unaudited financial information of these investments for the three months ended March 31, 2018 and 2017:

(in thousands)	Three months ended March 31,
	2018	2017
Revenues	$1,459,331	$1,459,557
Gross profit	56,096	38,391
Income (loss) from continuing operations	8,908	(3,765)
Net income (loss)	9,462	(4,298)
Net income (loss) attributable to companies	9,462	(3,867)

Related Party Transactions
In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT, LLC.  The Company owns 51% of ELEMENT, LLC and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC will construct a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, LLC, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT, LLC have been included in our consolidated results of operations beginning on March 2, 2018 and are a component of our Ethanol segment.  Consolidation is based on a combination of ownership interest and control of operational decision-making authority.  Construction is underway and the plant is expected to be operational in 2019.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Sales revenues	$88,815	$198,068
Service fee revenues (a)	5,117	4,627
Purchases of product and capital assets	181,524	134,508
Lease income (b)	1,582	1,287
Labor and benefits reimbursement (c)	3,567	3,690

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Accounts receivable (d)	$27,438	$30,252	$19,999
Accounts payable (e)	33,184	27,866	19,888

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended March 31, 2018 and 2017, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $146.2 million and $123.3 million, respectively.

For the three months ended March 31, 2017 revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $117.5 million. As a result of the new revenue guidance, these transactions are now being recorded on a net basis instead of a gross basis, which is included in service fee revenues above. See Note 7 for further discussion.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of March 31, 2018, December 31, 2017 and March 31, 2017 was $0.6 million, $0.2 million and $2.0 million, respectively. The fair value of derivative contract liabilities with related parties as of March 31, 2018, December 31, 2017 and March 31, 2017 was $2.9 million, $2.5 million and $0.5 million, respectively.

13. Segment Information
The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol, and provides risk management, origination and management services to ethanol production facilities. These facilities are organized as limited liability companies, two are consolidated and three are investments accounted for under the equity method. The Company performs a combination of these services under various contracts for these investments. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Prior to 2018, the Company reported the Retail operations as a fifth reportable business segment even though it did not meet the quantitative thresholds for segment disclosures. As previously disclosed, the Company closed the Retail business during 2017, and accordingly has recast the prior results for this segment within the Other category, which also includes other corporate level costs not attributable to an operating segment.

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

	Three months ended March 31,
(in thousands)	2018	2017
Revenues from external customers
Grain	$276,852	$478,528
Ethanol	172,838	154,153
Plant Nutrient	135,617	146,587
Rail	50,432	40,390
Other	—	32,358
Total	$635,739	$852,016

	Three months ended March 31,
(in thousands)	2018	2017
Inter-segment sales
Grain	$531	$66
Plant Nutrient	—	171
Rail	333	292
Total	$864	$529

	Three months ended March 31,
(in thousands)	2018	2017
Income (loss) before income taxes
Grain	$(30)	$(5,073)
Ethanol	1,839	1,716
Plant Nutrient	1,091	6,672
Rail	3,969	6,078
Other	(8,879)	(15,017)
Noncontrolling interests	(282)	54
Total	$(2,292)	$(5,570)

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Identifiable assets
Grain	$1,031,150	$948,871	$884,870
Ethanol	210,169	180,173	170,020
Plant Nutrient	455,148	379,309	512,744
Rail	530,994	490,448	415,801
Other	136,067	163,553	178,318
Total	$2,363,528	$2,162,354	$2,161,753

14. Commitments and Contingencies
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
The estimated losses for all other outstanding claims that are considered reasonably possible is not material.
Commitments
In the first quarter of 2018, the Company began construction of a new ethanol facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $150 million of remaining obligation, of which $14.9 million has been prepaid, as of March 31, 2018.
Build-to-Suit Lease
In August 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters which was completed in the third quarter of 2016. Since the Company is deemed to be the owner of this facility for accounting purposes during the construction period, it has recognized an asset and a corresponding financing obligation.
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $23.9 million, $24.3 million, and $24.1 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $1.4 million, $1.4 million, and $0.8 million at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

15. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Supplemental disclosure of cash flow information
Interest paid	$9,854	$8,670
Noncash investing and financing activity
Capital projects incurred but not yet paid	7,115	2,216
Investment merger (decreasing equity method investments and non-controlling interest)	—	8,360
Outstanding receivable for sale of assets	—	3,597
Dividends declared not yet paid	4,663	4,501
Debt as a result of accounting standard adoption	36,953	—
Railcar assets as a result of accounting standard adoption	25,643	—

16. Sale of Assets

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sale price included a working capital adjustment of $3.6 million.

17. Exit Costs and Assets Held for Sale

The Retail business closed during the second quarter of 2017. Inventory and fixtures liquidation efforts were completed throughout the year, and no additional charges were incurred during the first quarter of 2018. During the first quarter of 2017, the Company incurred exit charges of $7.8 million, consisting primarily of employee severance and related benefits.

The Company classified assets aggregating $57.8 million of assets held for sale on the Condensed Consolidated Balance Sheet at March 31, 2018. This includes $19.4 million of Property, plant and equipment, net, $13.8 million of Inventories, and $18.8 million of Commodity derivative assets related to certain Western Tennessee locations in the Grain group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively.

The Company classified assets aggregating $37.9 million of assets held for sale on the Condensed Consolidated Balance Sheet at December 31, 2017. This includes $19.5 million of Property, plant and equipment, net, $11.4 million of Inventories, and $1.2 million of Commodity derivative assets related to certain Western Tennessee locations in the Grain group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively.

18. Subsequent Events

On April 2, 2018, the Company closed on an agreement to sell its grain elevators in Humboldt, Kenton and Dyer, Tennessee for $19.5 million, plus working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2017 Form 10-K, have not materially changed through the first quarter of 2018, other than as a result of adopting the new revenue recognition accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 7.

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Grain, Ethanol, Plant Nutrient, and Rail. Each of these segments is based on the nature of products and services offered. Prior to 2018, we reported the Retail operations as a fifth reportable business segment even though it did not meet the quantitative thresholds for segment disclosures. As previously disclosed, we closed the Retail business during 2017, and accordingly have recast the prior results for this segment within the Other category, which also includes other corporate level costs not attributable to an operating segment.

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

Grain Group

The Grain Group's performance in the first quarter reflects continued recovery with improved earnings in the first quarter of 2018 compared to the first quarter of 2017. Market volatility as well as strong execution by our origination team has led to an increase in risk management income. The results of the food business and equity investments also improved over those of the prior year.

Grain inventories on hand at March 31, 2018 were 108.4 million bushels, of which 0.7 million bushels were stored for others. These amounts compare to 100.1 million bushels on hand at March 31, 2017, of which 2.7 million bushels were stored for others. While total grain storage capacity, including temporary pile storage, remained unchanged at approximately 153 million bushels at March 31, 2018 and March 31, 2017, the sale of three Tennessee locations in the second quarter will decrease storage by approximately 8 million bushels.

While weather will play a factor, the spring planting season is still in its early stages. The Grain Group will focus on growing originations, risk management services, and its food ingredients business.

Ethanol Group

The Ethanol Group's first quarter results reflect an increase in volumes primarily due to the Albion plant expansion and higher DDG values due to the lack of vomitoxin issues in the current year. The Company also began construction of its new bio-refinery facility, which is expected to be completed in 2019.

Ethanol and related coproducts volumes for three months ended March 31, 2018 and 2017 were as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Ethanol (gallons shipped)	103,075	89,423
E-85 (gallons shipped)	14,901	9,257
Corn Oil (pounds shipped)	4,807	4,260
DDG (tons shipped) *	39	42
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's first quarter results reflect a continued depressed nutrient market and continued delay in market improvements around the specialty products. These circumstances were partially offset by volume and margin increases in lawn products. We expect volume and margin pressures to continue to be a challenge in the remaining quarters of 2018.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 484 thousand tons for dry nutrients and approximately 513 thousand tons for liquid nutrients at March 31, 2018 comparable to approximately 486 thousand tons for dry nutrients and approximately 528 thousand tons for liquid nutrients at March 31, 2017.

Tons of product sold for the three months ended March 31, 2018 and 2017 were as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Primary nutrients	202	217
Specialty nutrients	186	209
Other	16	23
Total tons	404	449

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micro-nutrients for wholesale and farm center businesses as well as the lawn business. Other tons includes those from the cob business.

Rail Group

As anticipated, the Rail Group's results are lower in 2018 as they reflect additional certification expenses and the inability to record gains on nonrecourse financing of rail cars in the quarter as a result of the new revenue recognition accounting standard. Despite these headwinds, the group saw an increase in utilization rates from 83.6 percent in the first quarter of 2017 to 87.9 percent in the first quarter of 2018. While Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2018 were 23,044 compared to 23,394 at March 31, 2017, the number of cars on lease increased by 4% from the prior year. The Group also purchased over 350 railcars in the first quarter of 2018 and scrapped just over 560 cars, taking advantage of an increase in scrap prices.

The Group will continue to focus on managing the age of its fleet by making strategic purchases and taking advantage of higher scrap prices, increasing the percent of cars under lease.

Other
Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project. The results of our former retail business, which was closed in 2017, are also included in "Other" activities.

Operating Results
The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included in the Notes to the Condensed Consolidated Financial Statements herein in Note 13 Segment Information.

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$635,739	$852,016
Cost of sales and merchandising revenues	572,034	775,558
Gross profit	63,705	76,458
Operating, administrative and general expenses	64,257	81,545
Interest expense (income)	6,999	6,100
Equity in earnings (losses) of affiliates, net	3,573	(1,878)
Other income (expense), net	1,686	7,495
Income (loss) before income taxes	(2,292)	(5,570)
Income (loss) attributable to noncontrolling interests	(282)	54
Income (loss) before income taxes attributable to The Andersons, Inc.	$(2,010)	$(5,624)
Comparison of the three months ended March 31, 2018 with the three months ended March 31, 2017:
Grain Group

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$276,852	$478,528
Cost of sales and merchandising revenues	250,802	454,879
Gross profit	26,050	23,649
Operating, administrative and general expenses	25,954	25,327
Interest expense (income)	2,959	2,696
Equity in earnings (losses) of affiliates, net	1,987	(1,345)
Other income (expense), net	846	646
Income (loss) before income taxes	$(30)	$(5,073)

Operating results for the Grain Group improved by $5.0 million compared to the results of the same period last year. Sales and merchandising revenues decreased $201.7 million which was more than offset by a decrease in cost of sales and merchandising revenues of $204.1 million for a net favorable gross profit impact of $2.4 million. The adoption of ASC 606 led to a decrease in revenue of $164.4 million and an equal offsetting decrease to cost of sales. The gross profit increase was driven by accelerated basis appreciation and an increase in risk management fees in the first quarter.

Equity in earnings of affiliates improved by $3.3 million due to better operating results from Lansing Trade Group during the quarter.

Ethanol Group

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$172,838	$154,153
Cost of sales and merchandising revenues	169,972	148,613
Gross profit	2,866	5,540
Operating, administrative and general expenses	3,029	3,247
Interest expense (income)	(41)	(3)
Equity in earnings (losses) of affiliates, net	1,586	(533)
Other income (expense), net	93	7
Income (loss) before income taxes	1,557	1,770
Income (loss) attributable to noncontrolling interests	(282)	54
Income (loss) before income taxes attributable to The Andersons, Inc.	$1,839	$1,716

Operating results for the Ethanol Group improved $0.1 million from the same period last year. Sales and merchandising revenues increased $18.7 million compared to the results of the same period last year. This was driven by a 16% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion that was not operating at its current capacity until the second quarter of 2017, and a 61% increase in E-85 sales. Cost of sales and merchandising revenues increased as a result of the increase in sales volume. Gross profit declined due to a decrease of 8% in the average selling price of ethanol.

Equity in earnings of affiliates increased $2.1 million due to improved results from the unconsolidated ethanol LLCs. These results were driven by the Albion plant expansion and higher DDG values in the first quarter, each accounting for approximately half of the increase.
Plant Nutrient Group

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$135,617	$146,587
Cost of sales and merchandising revenues	113,380	120,779
Gross profit	22,237	25,808
Operating, administrative and general expenses	20,357	23,060
Interest expense (income)	1,441	1,640
Other income (expense), net	652	5,564
Income (loss) before income taxes	$1,091	$6,672

Operating results for the Plant Nutrient Group declined $5.6 million over the same period in the prior year. Sales and merchandising revenues decreased $11.0 million. A 72% decrease in farm center tons sold as a result of the sale of Florida locations led to a $14.1 million revenue decrease. This decrease was partially offset by a 13% increase in lawn product tons sold which led to an increase of $6.2 million of revenue. Cost of sales and merchandising revenues decreased $7.4 million, primarily due to a decrease in farm center tons sold noted above which was partially offset by the increase in lawn tons sold.

Operating, administrative and general expenses decreased $2.7 million, largely due to $0.9 million of labor and benefit reductions. Smaller reductions were also realized in a number of other expenses categories as part of our overall cost control efforts and as a result of Florida locations being excluded in current year results.

Other income (expense), net decreased $4.9 million as 2017 includes a $4.7 million gain on the sale of farm center locations in Florida.

Rail Group

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$50,432	$40,390
Cost of sales and merchandising revenues	37,880	28,082
Gross profit	12,552	12,308
Operating, administrative and general expenses	6,231	5,500
Interest expense (income)	2,368	1,809
Other income (expense), net	16	1,079
Income (loss) before income taxes	$3,969	$6,078

Operating results declined $2.1 million from the same period last year. Sales and merchandising revenues increased $10.0 million. Revenue from car sales increased by $10.0 million. Leasing revenues increased by $2.0 million due to higher utilization which was offset by a $2.0 million decrease in repair and other revenue. Cost of sales and merchandising revenues increased $9.8 million compared to the prior year due to an increase in car sales which was partially offset by a decrease in repair cost of sales related to the decrease in repair revenue. As a result, gross profit increased $0.2 million compared to last year.

Operating, administrative and general expenses increased primarily due to an increase in depreciation from cars added to the balance sheet as a result of the new revenue accounting standard.

Other income decreased $1.1 million, as end of lease settlements that occurred in the first quarter of 2017 did not recur.
Other

	Three months ended March 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$32,358
Cost of sales and merchandising revenues	—	23,205
Gross profit	—	9,153
Operating, administrative and general expenses	8,686	24,411
Interest expense (income)	272	(42)
Other income (expense), net	79	199
Income (loss) before income taxes	$(8,879)	$(15,017)

Sales and merchandising revenues decreased $32.4 million, cost of sales and merchandising revenues decreased $23.2 million and gross profit decreased $9.2 million. All of these decreases are a result of the retail business operating in the first quarter of 2017 but no longer operational in 2018.

Operating, administrative and general expenses decreased $15.7 million primarily due to a decrease in labor, severance, benefits and other operating expenses that were incurred in the first quarter of 2017 but not incurred in the first quarter of 2018 as a result of the shutdown of the retail business. Unallocated corporate operating expenses increased slightly due to an increase in severance costs.

Income Taxes

In the first quarter of 2018, an income tax benefit of $0.3 million was provided at an effective rate of 13.5%. In the first quarter of 2017, an income tax benefit of $2.5 million was provided at 45.5%. The lower 2018 effective tax rate is primarily due to the benefits of tax reform.

Liquidity and Capital Resources
Working Capital
At March 31, 2018, the Company had working capital of $213.9 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2018	March 31, 2017	Variance
Current Assets:
Cash and cash equivalents	$31,497	$29,645	$1,852
Restricted cash	—	752	(752)
Accounts receivable, net	216,021	190,628	25,393
Inventories	731,629	641,294	90,335
Commodity derivative assets – current	43,810	48,049	(4,239)
Other current assets	57,147	83,623	(26,476)
Assets held for sale	57,775	—	57,775
Total current assets	1,137,879	993,991	143,888
Current Liabilities:
Short-term debt	489,000	255,000	234,000
Trade and other payables	263,519	276,834	(13,315)
Customer prepayments and deferred revenue	81,778	81,628	150
Commodity derivative liabilities – current	15,424	29,914	(14,490)
Accrued expenses and other current liabilities	60,095	65,952	(5,857)
Current maturities of long-term debt	14,134	56,144	(42,010)
Total current liabilities	923,950	765,472	158,478
Working Capital	$213,929	$228,519	$(14,590)
March 31, 2018 current assets increased $143.9 million in comparison to those of March 31, 2017. This increase was primarily due to increases in inventories and accounts receivable. The increase in inventory relates to higher grain inventories from higher bean prices and more bushels owned. Accounts receivable increased due to the amount and timing of sales in the Grain and Ethanol business. Other current assets decreased due to a decrease to railcars placed into service out of idle storage. Assets held for sale increased due to an increase in inventory and commodity derivative assets held for sale which was reclassed from the respective lines on the balance sheet, having no net impact on total current assets. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, have decreased. See the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $158.5 million compared to the prior year due to an increase in short-term debt which was a result of higher inventories and increased margin funding. This increase was partially offset by a decrease in current maturities of long-term debt due to timing of debt maturities as well as timing of payments in accounts payable.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $378.7 million and $229.2 million in the first three months of 2018 and 2017, respectively. The increase in cash used was due to the increases in accounts receivable, inventories and commodity derivatives discussed above.
Investing Activities
Investing activities used cash of $44.3 million through the first three months of 2018 compared to cash used of $13.2 million in the prior year. Cash used for the purchases of property, plant, equipment, and software increased due to costs associated with the beginning stages of the construction of the bio-refinery that began in the first quarter of 2018. Additionally, there was a decrease of $13.9 million proceeds from the sale of assets as 2017 reflected the sale of Florida farm centers.
In 2018, we expect to spend a total of $145 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions or non-recourse debt of approximately $125 million during the year.

In addition to the construction of the bio-refinery, total capital spending for 2018 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $60 million.
Financing Activities
Financing activities provided cash of $419.6 million and $209.5 million for the three months ended March 31, 2018 and 2017, respectively. This was largely due to an increase in short-term borrowings which is a result of an increase in commodity prices and associated working capital requirements. In addition, the current year saw a $68.7 million increase in long-term debt payments which was partially offset by an increase of $34.8 million in funds provided by the issuance of long-term debt.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $950.0 million in borrowings. This amount includes $15.0 million of debt of The Andersons Denison Ethanol LLC, $70 million of debt of ELEMENT LLC and $65 million of debt of The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company. Of that total, we had $338.3 million available for borrowing at March 31, 2018. Peak short-term borrowings to date were $541 million on March 14, 2018. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $4.7 million in dividends in the first quarter of 2018 compared to $4.5 million in the prior year. We paid $0.165 per common share for the dividends paid in January 2018 and $0.16 per common share for the dividends paid in January 2017. On February 23, 2018 we declared a cash dividend of $0.165 per common share payable on April 23, 2018 to shareholders of record on April 2, 2018.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2018. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
Because we are a significant borrower of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we receive a return of cash.
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

The following table describes our Rail Group asset positions at March 31, 2018:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	503
Owned - railcar assets leased to others	On balance sheet – non-current	18,441
Railcars leased from financial intermediaries	Off balance sheet	3,138
Railcars in non-recourse arrangements	Off balance sheet	861
Total Railcars		22,943
Locomotive assets leased to others	On balance sheet – non-current	32
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		36
Barge assets leased to others	On balance sheet – non-current	—
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 539 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2018.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company is undertaking the phased implementation of an ERP software system. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The most significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2017 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales or repurchases of shares have occurred in 2018.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Form of Performance Share Unit Agreement - Earnings Per Share

10.2	Form of Performance Share Unit Agreement - Total Shareholder Return

10.3	Form of Restricted Share Award

10.4	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 8, 2018	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By /s/ Anne G. Rex
Anne G. Rex
Vice President, Corporate Controller & Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.1	Form of Performance Share Unit Agreement - Earnings Per Share

10.2	Form of Performance Share Unit Agreement - Total Shareholder Return

10.3	Form of Restricted Share Award

10.4	Form of Restricted Share Award - Non-Employee Directors Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2018 formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.