Form 10-Q
period 2018-06-30
Andersons, Inc.
filed 2018-08-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.3 million common shares outstanding, no par value, at July 27, 2018.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2018	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$58,611	$34,919	$18,934
Restricted cash	—	—	1,033
Accounts receivable, net	218,476	183,238	186,331
Inventories (Note 2)	495,611	648,703	463,205
Commodity derivative assets – current (Note 5)	54,259	30,702	11,619
Other current assets	42,648	63,790	59,873
Assets held for sale	9,816	37,859	10,028
Total current assets	879,421	999,211	751,023
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,008	310	1,191
Goodwill	6,024	6,024	23,105
Other intangible assets, net	105,289	112,893	113,492
Other assets, net	26,888	12,557	8,686
Equity method investments	232,159	223,239	215,794
	371,368	355,023	362,268
Rail Group assets leased to others, net (Note 3)	458,424	423,443	375,092
Property, plant and equipment, net (Note 3)	408,575	384,677	423,042
Total assets	$2,117,788	$2,162,354	$1,911,425

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2018	December 31, 2017	June 30, 2017
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$185,000	$22,000	$124,000
Trade and other payables	282,221	503,571	267,194
Customer prepayments and deferred revenue	16,103	59,710	15,113
Commodity derivative liabilities – current (Note 5)	85,160	29,651	18,104
Accrued expenses and other current liabilities	74,512	69,579	69,256
Current maturities of long-term debt (Note 4)	13,700	54,205	62,482
Total current liabilities	656,696	738,716	556,149
Other long-term liabilities	30,325	33,129	34,441
Commodity derivative liabilities – noncurrent (Note 5)	3,202	825	334
Employee benefit plan obligations	26,131	26,716	36,837
Long-term debt, less current maturities (Note 4)	435,580	418,339	354,066
Deferred income taxes	118,864	121,730	181,806
Total liabilities	1,270,798	1,339,455	1,163,633
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 6/30/2018, 12/31/17 and 6/30/2017)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	223,259	224,622	222,261
Treasury shares, at cost (943, 1,063 and 1,080 shares at 6/30/2018, 12/31/17 and 6/30/2017, respectively)	(35,561)	(40,312)	(40,945)
Accumulated other comprehensive loss	(5,347)	(2,700)	(11,993)
Retained earnings	635,438	633,496	570,406
Total shareholders’ equity of The Andersons, Inc.	817,885	815,202	739,825
Noncontrolling interests	29,105	7,697	7,967
Total equity	846,990	822,899	747,792
Total liabilities and equity	$2,117,788	$2,162,354	$1,911,425
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales and merchandising revenues	$911,402	$993,662	$1,547,141	$1,845,678
Cost of sales and merchandising revenues	820,928	905,828	1,392,962	1,681,386
Gross profit	90,474	87,834	154,179	164,292
Operating, administrative and general expenses	59,853	69,544	124,110	151,089
Asset impairment	6,272	—	6,272	—
Goodwill impairment	—	42,000	—	42,000
Interest expense	7,825	5,988	14,824	12,088
Other income:
Equity in earnings (loss) of affiliates, net	9,803	6,385	13,376	4,507
Other income, net	2,828	4,248	4,514	11,743
Income (loss) before income taxes	29,155	(19,065)	26,863	(24,635)
Income tax provision (benefit)	7,742	7,652	7,432	5,117
Net income (loss)	21,413	(26,717)	19,431	(29,752)
Net income (loss) attributable to the noncontrolling interests	(116)	(64)	(398)	(10)
Net income (loss) attributable to The Andersons, Inc.	$21,529	$(26,653)	$19,829	$(29,742)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.76	$(0.94)	$0.70	$(1.05)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.76	$(0.94)	$0.70	$(1.05)
Dividends declared	$0.165	$0.160	$0.330	$0.320
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$21,413	$(26,717)	$19,431	$(29,752)
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0, $0, $(87) and $0)	—	—	(87)	—
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(86), $(628), $(101) and $(635))	(287)	(988)	(338)	(998)
Cash flow hedge activity (net of income tax of $17, $0, $17 and $0)	51	—	51	—
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $0)	(1,123)	959	(2,273)	1,473
Other comprehensive income (loss)	(1,359)	(29)	(2,647)	475
Comprehensive income (loss)	20,054	(26,746)	16,784	(29,277)
Comprehensive income (loss) attributable to the noncontrolling interests	(116)	(64)	(398)	(10)
Comprehensive income (loss) attributable to The Andersons, Inc.	$20,170	$(26,682)	$17,182	$(29,267)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$19,431	$(29,752)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	45,232	42,878
Bad debt expense (recovery)	(837)	839
Equity in (earnings) losses of affiliates, net of dividends	(11,192)	(3,793)
Gains on sale of Rail Group assets and related leases	(3,989)	(4,984)
(Gain) loss on sale of assets	(342)	(5,888)
Stock-based compensation expense	3,006	2,935
Goodwill impairment	—	42,000
Asset impairment	6,272	—
Other	(138)	(1,780)
Changes in operating assets and liabilities:
Accounts receivable	(33,859)	13,086
Inventories	151,095	213,064
Commodity derivatives	34,850	27,670
Other assets	17,552	10,629
Payables and other accrued expenses	(271,010)	(352,133)
Net cash provided by (used in) operating activities	(43,929)	(45,229)
Investing Activities
Acquisition of business, net of cash acquired	—	(3,507)
Purchases of Rail Group assets	(68,087)	(66,506)
Proceeds from sale of Rail Group assets	40,967	9,390
Purchases of property, plant and equipment and capitalized software	(54,300)	(15,976)
Proceeds from sale of assets	34,981	14,434
Purchase of investments	—	(2,429)
Other	—	437
Net cash provided by (used in) investing activities	(46,439)	(64,157)
Financing Activities
Net change in short-term borrowings	163,000	93,941
Proceeds from issuance of long-term debt	50,000	15,175
Proceeds from long-term financing arrangement	—	10,396
Payments of long-term debt	(110,150)	(42,849)
Proceeds from noncontrolling interest owner	21,806	—
Payments of debt issuance costs	(787)	(2,024)
Dividends paid	(9,312)	(8,984)
Other	(497)	35
Net cash provided by (used in) financing activities	114,060	65,690
Decrease in cash and cash equivalents	23,692	(43,696)
Cash and cash equivalents at beginning of period	34,919	62,630
Cash and cash equivalents at end of period	$58,611	$18,934
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(29,742)	(10)	(29,752)
Other comprehensive income (loss)				475			475
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (122 shares)		(654)	4,386				3,732
Dividends declared ($0.32 per common share)					(9,001)		(9,001)
Restricted share award dividend equivalents		5	52		(57)		—
Balance at June 30, 2017	$96	$222,261	$(40,945)	$(11,993)	$570,406	$7,967	$747,792

Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					19,829	(398)	19,431
Other comprehensive income (loss)				(2,647)			(2,647)
Cash received from noncontrolling interest						21,806	21,806
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(0) (120 shares)		(1,363)	4,631				3,268
Dividends declared ($0.33 per common share)					(9,326)		(9,326)
Restricted share award dividend equivalents			120		(120)		—
Balance at June 30, 2018	$96	$223,259	$(35,561)	$(5,347)	$635,438	$29,105	$846,990
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2017 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2017 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
New Accounting Standards
Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities. This standard simplifies the recognition and presentation of changes in the fair value of hedging instruments and, among other things, eliminates the requirement to separately measure and record hedge ineffectiveness. The ASU is effective for annual periods beginning December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 during the second quarter of 2018 noting the effects of this standard on our condensed consolidated financial statements were not material. There was no transition impact.
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

Other applicable standards

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018. We have evaluated the impact of this new standard on our consolidated financial statements and do not expect the impact to be material. Early adoption is permitted, but the Company has not chosen to do so at this time.

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. Under this standard, if the vesting conditions, fair value, and classification of the awards are the same immediately before and after the modification an entity would not apply modification accounting. The FASB then issued ASU 2018-07 which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company has adopted these standards during the year, noting no impact as the Company has not made any modifications to our stock compensation awards.

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The Company has adopted this standard in the first quarter using the retrospective approach and prior periods have been recast to reflect this change, noting the amounts are immaterial.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The Company has adopted this standard in the first quarter noting the impact is immaterial.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material way. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, but the Company does not plan to do so.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB issued subsequent amendments to the initial guidance in February 2018 and March 2018 within ASU 2018-03 and ASU 2018-04, respectively. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The Company has adopted this standard in the first quarter noting the impact is immaterial.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Grain	$385,118	$505,217	$373,863
Ethanol and co-products	22,828	11,003	14,041
Plant nutrients and cob products	82,230	126,962	69,365
Retail merchandise	—	—	906
Railcar repair parts	5,435	5,521	5,030
	$495,611	$648,703	$463,205

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2018, December 31, 2017 and June 30, 2017 do not include 0.1 million, 1.0 million and 0.8 million bushels of grain, respectively, held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Land	$29,579	$22,388	$23,566
Land improvements and leasehold improvements	68,384	69,127	71,236
Buildings and storage facilities	280,226	284,820	298,077
Machinery and equipment	377,202	373,127	382,321
Construction in progress	37,456	7,502	7,372
	792,847	756,964	782,572
Less: accumulated depreciation	384,272	372,287	359,530
	$408,575	$384,677	$423,042
Depreciation expense on property, plant and equipment was $23.2 million and $24.1 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, depreciation expense on property, plant and equipment was $11.5 million and $12.0 million for the three months ended June 30, 2018 and 2017, respectively.
In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Grain segment related to assets that have been reclassified as assets held for sale at June 30, 2018. In December 2017, the Company recorded charges totaling $10.9 million for impairment of property, plant and equipment in the Grain segment, of which $5.6 million relates to assets that are deemed held and used and $5.3 million related to assets that have been reclassified as assets held for sale at December 31, 2017. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Rail Group assets leased to others	$564,555	$531,391	$482,524
Less: accumulated depreciation	106,131	107,948	107,432
	$458,424	$423,443	$375,092

Depreciation expense on Rail Group assets leased to others amounted to $12.2 million and $9.7 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $6.0 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively.
In June 2018, the Company recorded charges totaling $4.7 million related to Rail Group assets leased to others that have been reclassified as assets held for sale at June 30, 2018. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

4. Debt

The Company has a line of credit agreement with a syndicate of banks. The agreement provides for a credit facility of $800 million. Total borrowing capacity for the Company under all lines of credit is currently at $950.0 million, including subsidiary debt that is non-recourse to the Company of $15.0 million for The Andersons Denison Ethanol LLC ("TADE"), $70.0 million for ELEMENT LLC and $65.0 million for The Andersons Railcar Leasing Company LLC. At June 30, 2018, the Company had a total of $642.1 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of June 30, 2018.

The Company’s short-term and long-term debt at June 30, 2018, December 31, 2017 and June 30, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt – Recourse	185,000	22,000	124,000
Total Short-term Debt	$185,000	$22,000	$124,000

Current Maturities of Long-term Debt – Non-Recourse	$2,922	$—	$—
Current Maturities of Long-term Debt – Recourse	10,778	54,205	62,482
Total Current Maturities of Long-term Debt	$13,700	$54,205	$62,482

Long-term Debt, Less: Current Maturities – Non-Recourse	$72,290	$—	$—
Long-term Debt, Less: Current Maturities – Recourse	363,290	418,339	354,066
Total Long-term Debt, Less: Current Maturities	$435,580	$418,339	$354,066

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

All these contracts meet the definition of derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company accounts for its commodity derivatives at estimated fair value. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

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
The following table presents at June 30, 2018, December 31, 2017 and June 30, 2017, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2018		December 31, 2017		June 30, 2017
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$(52,888)	$—	$1,351	$—	$15,452	$—
Fair value of derivatives	68,244	—	17,252	—	(12,835)	—
Balance at end of period	$15,356	$—	$18,603	$—	$2,617	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$123,917	$1,022	$626	$36	$125,601
Commodity derivative liabilities	(16,770)	(14)	(85,786)	(3,238)	(105,808)
Cash collateral	(52,888)	—	—	—	(52,888)
Balance sheet line item totals	$54,259	$1,008	$(85,160)	$(3,202)	$(33,095)

	December 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,929	$311	$489	$1	$37,730
Commodity derivative liabilities	(7,578)	(1)	(30,140)	(826)	(38,545)
Cash collateral	1,351	—	—	—	1,351
Balance sheet line item totals	$30,702	$310	$(29,651)	$(825)	$536

	June 30, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$26,101	$1,201	$4,404	$2	$31,708
Commodity derivative liabilities	(29,934)	(10)	(22,508)	(336)	(52,788)
Cash collateral	15,452	—	—	—	15,452
Balance sheet line item totals	$11,619	$1,191	$(18,104)	$(334)	$(5,628)

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$45,844	$(41,873)	$20,608	$(14,848)
The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2018, December 31, 2017 and June 30, 2017:

	June 30, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	272,979	—	—	—
Soybeans	49,208	—	—	—
Wheat	11,163	—	—	—
Oats	36,612	—	—	—
Ethanol	—	332,761		—
Corn oil	—	—	6,158	—
Other	82	1,500	—	77
Subtotal	370,044	334,261	6,158	77
Exchange traded:
Corn	133,730	—	—	—
Soybeans	45,775	—	—	—
Wheat	48,105	—	—	—
Oats	1,190	—	—	—
Ethanol	—	140,364	—	—
Subtotal	228,800	140,364	—	—
Total	598,844	474,625	6,158	77

	December 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	218,391			—
Soybeans	18,127	—	—	—
Wheat	14,577	—	—	—
Oats	25,953	—	—	—
Ethanol	—	197,607	—	—
Corn oil	—	—	6,074	—
Other	47	—	—	97
Subtotal	277,095	197,607	6,074	97
Exchange traded:
Corn	82,835	—	—	—
Soybeans	37,170	—	—	—
Wheat	65,640	—	—	—
Oats	1,345	—	—	—
Ethanol	—	39,438	—	—
Other	—	840	—	—
Subtotal	186,990	40,278	—	—
Total	464,085	237,885	6,074	97

	June 30, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	184,197	—	—	—
Soybeans	31,532	—	—	—
Wheat	7,340	—	—	—
Oats	41,526	—	—	—
Ethanol	—	256,518	—	—
Corn oil	—	—	4,658	—
Other	90	500	—	100
Subtotal	264,685	257,018	4,658	100
Exchange traded:
Corn	94,895	—	—	—
Soybeans	27,470	—	—	—
Wheat	43,925	—	—	—
Oats	2,290	—	—	—
Ethanol	—	3,990	—	—
Other	—	840	—	60
Subtotal	168,580	4,830	—	60
Total	433,265	261,848	4,658	160

Interest Rate and Other Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
At June 30, 2018, December 31, 2017 and June 30, 2017, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

	June 30, 2018	December 31, 2017	June 30, 2017
(in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term liabilities	$(37)	$(1,244)	$(2,158)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	(1,109)	426	654
Derivatives designated as hedging instruments
Interest rate contract included in Accrued expenses and other current liabilities	(88)	—	—
Interest rate contract included in Other assets	155	—	—
The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$351	$(17)	$1,141	$372
Foreign currency derivative gains (losses) included in Other income, net	(413)	669	(1,535)	767
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in OCI	67	—	67	—

As of June 30, 2018 the Company had one outstanding interest rate derivative, with a notional amount of $40 million and a maturity date of March 2021, that was designated as a cash flow hedge of interest rate risk. The gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest cost	$32	$39	$65	$78
Recognized net actuarial loss	61	63	122	126
Benefit cost	$93	$102	$187	$204

	Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$75	$106	$162	$229
Interest cost	190	282	377	582
Amortization of prior service cost	(228)	—	(456)	—
Benefit cost	$37	$388	$83	$811

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

(in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenues under ASC 606	$356,883	$550,533
Revenues under ASC 840	26,228	52,257
Revenues under ASC 815	528,291	944,351
Total Revenues	$911,402	$1,547,141

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line:

	Three months ended June 30, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$94,281	$—	$94,281
Primary nutrients	—	—	200,288	—	200,288
Service	3,381	2,760	2,412	9,308	17,861
Co-products	—	32,462	—	—	32,462
Other	292	—	6,124	5,575	11,991
Total	$3,673	$35,222	$303,105	$14,883	$356,883
Approximately 5% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.

	Six months ended June 30, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$169,359	$—	$169,359
Primary nutrients	—	—	253,507	—	253,507
Service	7,799	5,305	2,621	17,425	33,150
Co-products	—	59,108	—	—	59,108
Other	502	—	13,235	21,672	35,409
Total	$8,301	$64,413	$438,722	$39,097	$550,533

Approximately 6% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.
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
Service
Service revenues primarily relate to the railcar repair business. The Company owns several railcar repair shops which repair railcars through specific contracts with customers or by operating as an agent for a particular railroad to repair cars that are on its rail line per Association of American Railroads (“AAR”) standards. These contracts contain a single performance obligation which is to complete the requested and/or required repairs on the railcars. As the customer simultaneously receives and consumes the benefit of the repair work we perform, revenue for these contracts is recognized over time. The Company uses an input-based measure of progress using costs incurred to total expected costs as that is the measure that most faithfully depicts our progress towards satisfying our performance obligation. Upon completion of the work, the invoice is sent to the customer, with payment terms that generally range from 0 - 30 days.
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
Contract balances
The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	Contract liabilities
Balance at January 1, 2018	$25,520
Balance at March 31, 2018	67,715
Balance at June 30, 2018	10,047

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up in the first quarter. In the second quarter, the change in liabilities is due to revenue recognized in the current period relating to the liability.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet, as of June 30, 2018, to the pro forma amounts had the previous guidance been in effect:

	Balance Sheet
	June 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Cash and cash equivalents and restricted cash	$58,611	$—	$58,611
Accounts receivable, net	218,476	—	218,476
Inventories	495,611	158	495,769
Commodity derivative assets - current	54,259	—	54,259
Other current assets	52,464	(202)	52,262
Other noncurrent assets	371,368	—	371,368
Rail Group assets leased to others, net	458,424	(24,131)	434,293
Property, plant and equipment, net	408,575	—	408,575
Total assets	2,117,788	(24,175)	2,093,613
Short-term debt and current maturities of long-term debt	198,700	(2,922)	195,778
Trade and other payables and accrued expenses and other current liabilities	356,733	—	356,733
Commodity derivative liabilities - current	85,160	—	85,160
Customer prepayments and deferred revenue	16,103	—	16,103
Commodity derivative liabilities - noncurrent and Other long-term liabilities	33,527	—	33,527
Employee benefit plan obligations	26,131	—	26,131
Long-term debt, less current maturities	435,580	(32,597)	402,983
Deferred income taxes	118,864	2,869	121,733
Total liabilities	1,270,798	(32,650)	1,238,148
Retained earnings	635,438	8,475	643,913
Common shares, additional paid-in-capital, treasury shares, accumulated other comprehensive loss and noncontrolling interests	211,552	—	211,552
Total equity	846,990	8,475	855,465
Total liabilities and equity	2,117,788	(24,175)	2,093,613

Total reported assets were $24.2 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was largely due to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.
Total reported liabilities were $32.7 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018. This was largely due to the financing obligation and deferred taxes related to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.

The following table compares the reported condensed statement of operations for the three and six months ended June 30, 2018, to the pro forma amounts had the previous guidance been in effect:

	Statement of Operations
	Three months ended June 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$911,402	$185,276	$1,096,678
Cost of sales and merchandising revenues	820,928	185,765	1,006,693
Gross profit	90,474	(489)	89,985
Operating, administrative and general expenses	59,853	—	59,853
Asset impairment	6,272	—	6,272
Interest expense	7,825	(395)	7,430
Other income:
Equity in earnings of affiliates, net	9,803	—	9,803
Other income, net	2,828	—	2,828
Income (loss) before income taxes	29,155	(94)	29,061
Income tax provision	7,742	(16)	7,726
Net income (loss)	21,413	(78)	21,335
Net income attributable to the noncontrolling interests	(116)	—	(116)
Net income (loss) attributable to The Andersons, Inc.	$21,529	$(78)	$21,451

	Statement of Operations
	Six months ended June 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$1,547,141	$349,465	$1,896,606
Cost of sales and merchandising revenues	1,392,962	350,415	1,743,377
Gross profit	154,179	(950)	153,229
Operating, administrative and general expenses	124,110	—	124,110
Asset impairment	6,272	—	6,272
Interest expense	14,824	(798)	14,026
Other income:
Equity in earnings of affiliates, net	13,376	—	13,376
Other income, net	4,514	—	4,514
Income (loss) before income taxes	26,863	(152)	26,711
Income tax provision	7,432	(38)	7,394
Net income (loss)	19,431	(114)	19,317
Net income attributable to the noncontrolling interests	(398)	—	(398)
Net income (loss) attributable to The Andersons, Inc.	$19,829	$(114)	$19,715

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018 due to the adoption of ASC 606 on January 1, 2018 compared to the results that would have been reported if the Company had continued to recognize revenues under ASC 605:

•
While grain origination agreements, and their related sales contracts, will be accounted for under ASC 815, we are still required to evaluate the principal versus agent guidance in ASC 606 to determine whether realized gains or losses should be presented on a gross or net basis in the consolidated statements of operations upon physical settlement. The Company has determined that it is the agent in certain origination arrangements within our Grain Group and therefore realized gains or losses will be presented under ASC 606. Since these transactions now being recorded on a net basis, revenues and related cost of sales would have been $183.1 million and $345.0 million higher under the previous guidance for the three and six months ended June 30, 2018, respectively.

•
ASC 606 requires certain Rail Group assets and related financing obligations to be recorded on the balance sheet as these transactions no longer qualify as sales as a result of the existence of repurchase options within the sales contracts. The result of this change primarily impacts geography within the income statement, as lease expense to the financial institution is replaced with a combination of depreciation and interest expense.

The net impact of accounting for revenue under the new guidance had an immaterial impact on net income (loss) and no impact on the Company's earnings per common share for the three and six months ended June 30, 2018.
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

•
Sales tax presentation - the Company has elected to exclude from the transaction price all sales taxes that are assessed by a governmental authority that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.

•	Modified retrospective approach - see discussion in Note 1 regarding adoption elections.

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

For the three months ended June 30, 2018, the Company recorded income tax expense of $7.7 million at an effective tax rate of 26.6%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and permanent tax differences from equity method investments. The net increase in effective tax rate for the three months ended June 30, 2018 resulted from in the period ended June 30, 2017 the Company had a loss before income taxes after a goodwill write-off which did not provide a corresponding tax benefit. This was offset by the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the U.S. tax reform. For the three months ended June 30, 2017, the Company recorded an income tax expense of $7.7 million at an effective tax rate of (40.1)%.

For the six months ended June 30, 2018, the Company recorded income tax expense of $7.4 million at an effective tax rate of 27.7%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and permanent tax differences from equity method investments. The effective tax rate for the six-month period ended June 30, 2018 also includes tax expense due to changes in the state allocation/apportionment as a result of a statutory merger. The increase in effective tax rate for the six months ended June 30, 2018 as compared to the same period last year was attributed to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the U.S. tax reform. Additionally, in the period ended June 30, 2017 the Company had a loss before income taxes after a goodwill write-off which did not provide a corresponding tax benefit. For the six months ended June 30, 2017, the Company recorded an income tax expense of $5.1 million at an effective tax rate of (20.8)%.

The Company’s accounting for certain elements of the Tax Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax
Act, the Company recorded a provisional discrete net tax benefit of $73.5 million in the period ended December 31, 2017. This provisional estimate consists of a net expense of $1.4 million for the one-time transition tax and a net benefit of $74.9 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax, the Company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the transition tax, the Company continues to gather additional information to more precisely compute the final amount. Likewise, while the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analysis related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new global intangible low-taxed income ("GILTI") tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC
740. Under GAAP, the Company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S.
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

9. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2018 and 2017:

		Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2018					Six months ended June 30, 2018
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$—	$(8,866)	$257	$4,621	$(3,988)	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	51	(1,123)	—	(119)	$(1,191)	51	(2,273)	(87)	(2)	(2,311)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(168)	$(168)	—	—	—	(336)	(336)
Net current-period other comprehensive income (loss)	51	(1,123)	—	(287)	(1,359)	51	(2,273)	(87)	(338)	(2,647)
Ending balance	$51	$(9,989)	$257	$4,334	$(5,347)	$51	$(9,989)	$257	$4,334	$(5,347)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2017			Six months ended June 30, 2017
(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total	Foreign Currency Translation Adjustment	Defined Benefit Plan Items	Total
Beginning Balance	$(10,488)	$(1,476)	$(11,964)	$(11,002)	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	959	(988)	(29)	1,473	(998)	475
Net current-period other comprehensive income (loss)	959	(988)	(29)	1,473	(998)	475
Ending balance	$(9,529)	$(2,464)	$(11,993)	$(9,529)	$(2,464)	$(11,993)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income for the three and six months ended June 30, 2018:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2018		Six months ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(228)	(b)	(456)	(b)
	(228)	Total before tax	(456)	Total before tax
	60	Income tax provision	120	Income tax provision
	$(168)	Net of tax	$(336)	Net of tax

Total reclassifications for the period	$(168)	Net of tax	$(336)	Net of tax
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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to The Andersons, Inc.	$21,529	$(26,653)	$19,829	$(29,742)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	—	—	—
Earnings (losses) available to common shareholders	$21,529	$(26,653)	$19,829	$(29,742)
Earnings per share – basic:
Weighted average shares outstanding – basic	28,261	28,350	28,249	28,316
Earnings (losses) per common share – basic	$0.76	$(0.94)	$0.70	$(1.05)
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,261	28,350	28,249	28,316
Effect of dilutive awards	128	—	187	—
Weighted average shares outstanding – diluted	28,389	28,350	28,436	28,316
Earnings (losses) per common share – diluted	$0.76	$(0.94)	$0.70	$(1.05)
There were 28 thousand and 25 thousand antidilutive stock-based awards outstanding for the three and six months ended June 30, 2018, respectively. All outstanding share awards were antidilutive for the three and six months ended June 30, 2017 as the Company incurred a net loss in these periods.

11. Fair Value Measurements

The following tables present the Company's assets and liabilities that are measured at fair value on a nonrecurring basis at June 30, 2018:

(in thousands)	June 30, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Property, plant and equipment (a)	$—	$—	$1,300	$1,300
Rail car assets (b)	$—	$—	$4,063	$4,063
Total	$—	$—	$5,363	$5,363

(a)
The Company recognized impairment charges on certain grain assets during 2018 and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the grain assets was determined using a pending sale of these grain assets held by the Company.

(b)
The Company recognized impairment charges on certain rail assets during 2018 and measured fair value using Level 3 inputs on a nonrecurring basis. The fair value of the rail assets was determined based on a national scrap index less cost to sell.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018, December 31, 2017 and June 30, 2017:

(in thousands)	June 30, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$15,356	$(48,451)	$—	$(33,095)
Provisionally priced contracts (b)	(37,787)	(24,511)	—	(62,298)
Convertible preferred securities (c)	—	—	7,488	7,488
Other assets and liabilities (d)	4,136	(37)	—	4,099
Total	$(18,295)	$(72,999)	$7,488	$(83,806)

(in thousands)	December 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	18,603	(18,067)	—	536
Provisionally priced contracts (b)	(98,190)	(67,094)	—	(165,284)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	9,705	(1,244)	—	8,461
Total	$(69,882)	$(86,405)	$7,388	$(148,899)

(in thousands)	June 30, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Restricted cash	$1,033	$—	$—	$1,033
Commodity derivatives, net (a)	2,817	(8,445)	—	(5,628)
Provisionally priced contracts (b)	(87,958)	(30,779)	—	(118,737)
Convertible preferred securities (c)	—	—	3,294	3,294
Other assets and liabilities (d)	10,155	(2,158)	—	7,997
Total	$(73,953)	$(41,382)	$3,294	$(112,041)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2018	2017
Assets (liabilities) at January 1,	$7,388	$3,294
Gains (losses) included in earnings	—	—
Assets (liabilities) at March 31,	$7,388	$3,294
Gains (losses) included in earnings	—	—
New investments	100	—
Asset (liabilities) at June 30,	$7,488	$3,294

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2018, December 31, 2017 and June 30, 2017:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,488	Implied based on market prices	N/A	N/A
Real Property (b)	1,300	Sale agreement	N/A	N/A
Rail car assets (c)	4,063	National scrap index less cost to sell	N/A	N/A

(in thousands)	Fair Value as of December 31, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,388	Implied based on market prices	N/A	N/A
Real Property (b)	29,347	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of June 30, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$3,294	Cost Basis, Plus Interest	N/A	N/A
(a) Due to early stages of business and timing of investments, cost basis, plus interest was deemed to approximate fair value in prior periods. As the underlying enterprises have matured, observable price changes and other additional market data is available to consider in order to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.
(b) The Company recognized impairment charges on certain assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined using prior transactions, third-party appraisals and a pending sale of grain assets held by the Company.
(c)The Company recognized impairment charges on rail assets during 2018 and measured fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined based on a national scrap index less cost to sell.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Fair value of long-term debt, including current maturities	$444,821	$474,769	$423,316
Fair value in excess of carrying value (a)	(8,063)	1,451	2,612
(a) Carrying value used for this purpose excludes unamortized debt issuance costs
The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

12. Related Party Transactions
Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received.
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
The Andersons Albion Ethanol LLC	$47,474	$45,024	$40,829
The Andersons Clymers Ethanol LLC	21,214	19,830	19,903
The Andersons Marathon Ethanol LLC	14,344	12,660	14,045
Lansing Trade Group, LLC	97,476	93,088	89,235
Thompsons Limited (a)	49,251	50,198	49,252
Other	2,400	2,439	2,530
Total	$232,159	$223,239	$215,794
 (a) Thompsons Limited and related U.S. operating company held by joint ventures
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	% Ownership at June 30, 2018	2018	2017	2018	2017
The Andersons Albion Ethanol LLC	55%	$1,329	$2,135	$2,450	$1,858
The Andersons Clymers Ethanol LLC	39%	1,236	569	1,745	776
The Andersons Marathon Ethanol LLC	33%	1,728	779	1,684	316
Lansing Trade Group, LLC	33% (a)	3,591	896	6,175	185
Thompsons Limited (b)	50%	1,980	2,081	1,311	1,486
Other	5% - 50%	(61)	(75)	11	(114)
Total		$9,803	$6,385	$13,376	$4,507
 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $2.1 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

In the second quarter of 2018, Lansing Trade Group qualified as a significant equity investee of the Company under the income test. The following table presents unaudited financial information for the three and six months ended June 30, 2018 and 2017:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,372,059	$1,010,639	$2,604,118	$2,357,338
Gross profit	45,915	33,054	90,336	62,810
Income (loss) from continuing operations	11,569	3,030	20,397	1,325
Net income (loss)	10,785	2,606	19,130	102
Net income (loss) attributable to Lansing Trade Group	10,785	2,899	19,130	826

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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Sales revenues	$107,686	$241,896	$196,580	$439,964
Service fee revenues (a)	5,191	9,410	10,308	14,036
Purchases of product and capital assets	197,444	167,904	378,968	302,411
Lease income (b)	1,624	1,422	3,206	2,709
Labor and benefits reimbursement (c)	3,601	6,863	7,168	10,553

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Accounts receivable (d)	$27,030	$30,252	$25,673
Accounts payable (e)	39,620	27,866	25,590

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended June 30, 2018 and 2017, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $172.3 million and $161.3 million, respectively. For the six months ended June 30, 2018 and 2017, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $318.5 million and $284.5 million, respectively.

For the three and six months ended June 30, 2017 revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $125.5 million and $243.0 million. As a result of the new revenue recognition guidance, these transactions are now being recorded on a net basis instead of a gross basis, which is included in service fee revenues above. See Note 7 for further discussion.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of June 30, 2018, December 31, 2017 and June 30, 2017 was $8.1 million, $0.2 million and $0.6 million, respectively. The fair value of derivative contract liabilities with related parties as of June 30, 2018, December 31, 2017 and June 30, 2017 was $3.9 million, $2.5 million and $0.7 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues from external customers
Grain	$365,920	$488,447	$642,772	$966,975
Ethanol	200,938	187,831	373,776	341,984
Plant Nutrient	303,106	264,736	438,723	411,323
Rail	41,438	38,149	91,870	78,539
Other	—	14,499	—	46,857
Total	$911,402	$993,662	$1,547,141	$1,845,678

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Inter-segment sales
Grain	$462	$141	$993	$207
Plant Nutrient	—	70	—	241
Rail	338	275	671	566
Total	$800	$486	$1,664	$1,014

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Income (loss) before income taxes
Grain	$9,877	$6,929	$9,847	$1,856
Ethanol	6,125	4,660	7,964	6,376
Plant Nutrient	15,124	(25,825)	16,215	(19,154)
Rail	944	5,860	4,913	11,938
Other	(2,799)	(10,625)	(11,678)	(25,641)
Noncontrolling interests	(116)	(64)	(398)	(10)
Total	$29,155	$(19,065)	$26,863	$(24,635)

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Identifiable assets
Grain	$820,016	$948,871	$783,316
Ethanol	248,560	180,173	170,730
Plant Nutrient	356,166	379,309	351,871
Rail	535,087	490,448	448,417
Other	157,959	163,553	157,091
Total	$2,117,788	$2,162,354	$1,911,425

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
Commitments
In the first quarter of 2018, the Company began construction of a new ethanol facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $129.2 million of remaining obligation, of which $12.9 million has been prepaid, as of June 30, 2018.
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
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $23.5 million, $24.3 million, and $23.9 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $1.4 million, $1.4 million, and $0.8 million at June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

15. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Supplemental disclosure of cash flow information
Interest paid	$16,982	$12,430
Noncash investing and financing activity
Capital projects incurred but not yet paid	10,744	3,695
Investment merger (decreasing equity method investments and non-controlling interest)	—	8,360
Outstanding receivable for sale of assets	—	4,356
Dividends declared not yet paid	4,663	4,501
Debt resulting from accounting standard adoption	36,953	—
Railcar assets resulting from accounting standard adoption	25,643	—

16. Sale of Assets

On April 2, 2018, the Company closed on an agreement to sell its grain elevators in Humboldt, Kenton and Dyer, Tennessee for $19.5 million, plus working capital, recording a nominal gain.

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sale price included a working capital adjustment of $3.6 million.

17. Exit Costs and Assets Held for Sale

The Company classified $9.8 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet at June 30, 2018. This includes $4.2 million of Retail store assets, $4.1 million of Rail Group assets, $1.3 million of Grain assets relating to its Como, Tennessee operations, and $0.2 million relating to administrative offices at an outlying location in the Plant Nutrient Group

The Company classified $37.9 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet at December 31, 2017. This includes $19.5 million of Property, plant and equipment, net, $11.4 million of Inventories, and $1.2 million of Commodity derivative assets related to certain western Tennessee locations of the Grain Group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively.

The Company classified $10.0 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet at June 30, 2017, all of which related to Retail store assets.

The Retail business closed during the second quarter of 2017. Inventory and fixtures liquidation efforts were completed throughout the year, and no additional charges were incurred during the first six months of 2018. The Company recorded
$3.5 million of exit charges during the second quarter of 2017 for a total of $11.3 million of exit charges recorded during the first six months of 2017.

18. Subsequent Events

On July 16, 2018, the Company signed an agreement to sell one of its convertible preferred security investments for a pre-tax gain of approximately $3.9 million, expected to close in the third quarter.

On August 2, 2018, The Andersons Railcar Leasing Company LLC amended its line of credit agreement with a syndicate of banks. The amended agreement provides for an increased credit facility in the amount of $200 million.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2017 Form 10-K, have not materially changed through the second quarter of 2018, other than as a result of adopting the new revenue recognition accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 7.

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

Grain Group

The Grain Group's second quarter performance reflects a strong performance resulted in improved earnings compared to the second quarter of 2017. Market volatility led to better merchandising opportunities, as well as significant improvement in our earnings in equity affiliates.

Grain inventories on hand at June 30, 2018 were 80.9 million bushels, of which 0.1 million bushels were stored for others. These amounts compare to 78.0 million bushels on hand at June 30, 2017, of which 0.8 million bushels were stored for others. Total grain storage capacity, including temporary pile storage, was approximately 145 million bushels at June 30, 2018 compared to 153 million bushels at June 30, 2017. This decrease in capacity is a result of the sale of three Tennessee locations in the second quarter of 2018.

The Grain Group will continue to capitalize on market volatility while growing originations, risk management services, and its food ingredients business.

Ethanol Group

The Ethanol Group's second quarter results reflect increased volumes from more efficient production as well as improvement in our earnings in equity affiliates. The group is also seeing higher DDG values due to the lack of vomitoxin issues in the current year. The Company began construction of its new bio-refinery facility in the first quarter and the project remains on target, expected to be completed in 2019.

Ethanol and related coproducts volumes for the three and six months ended June 30, 2018 and 2017 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Ethanol (gallons shipped)	117,061	109,504	220,136	198,927
E-85 (gallons shipped)	16,577	10,646	31,479	19,903
Corn Oil (pounds shipped)	5,567	4,078	10,374	8,338
DDG (tons shipped) *	42	37	81	79
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's second quarter results reflect considerably lower margins in our primary and specialty nutrient products despite an increase in volumes. Strong results in the lawn business partially offset the wholesale business margin challenges. We expect volume and margin pressures in the wholesale business to continue to be a challenge for the remainder of 2018.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 484 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at June 30, 2018, compared to approximately 486 thousand tons for dry nutrients and approximately 527 thousand tons for liquid nutrients at June 30, 2017.

Tons of product sold for the three and six months ended June 30, 2018 and 2017 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Primary nutrients	657	628	859	845
Specialty nutrients	247	221	433	430
Other	13	16	29	39
Total tons	917	865	1,321	1,314

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micro-nutrients for wholesale and farm center businesses, as well as the lawn business. Other tons includes those from the cob business.

Rail Group

The Rail Group reported income from steady improvement despite a $4.7 million impairment charge from a decision to scrap about 550 idle, out-of-favor cars during the second quarter of 2018. The group saw an increase in average utilization rates from 84.4 percent in the second quarter of 2017 to 89.5 percent in the second quarter of 2018. When the scrapping project is complete, the utilization rate should rise by approximately 2 percent excluding other factors. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2018 were 23,059 compared to 23,649 at June 30, 2017, due to the scrapped cars and excluding the remaining cars held for sale.

The Group will look to take advantage of stronger GDP growth in our leasing business despite the headwinds from increased tank car certification expenses and lack of certain car sale gains from the impact of new accounting standards. The Group also expects continued rebound of the railcar repair business.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Sales and merchandising revenues	$911,402	$993,662	$1,547,141	$1,845,678
Cost of sales and merchandising revenues	820,928	905,828	1,392,962	1,681,386
Gross profit	90,474	87,834	154,179	164,292
Operating, administrative and general expenses	59,853	69,544	124,110	151,089
Asset impairment	6,272	—	6,272	—
Goodwill impairment	—	42,000	—	42,000
Interest expense (income)	7,825	5,988	14,824	12,088
Equity in earnings (losses) of affiliates, net	9,803	6,385	13,376	4,507
Other income (expense), net	2,828	4,248	4,514	11,743
Income (loss) before income taxes	29,155	(19,065)	26,863	(24,635)
Income (loss) attributable to noncontrolling interests	(116)	(64)	(398)	(10)
Income (loss) before income taxes attributable to The Andersons, Inc.	$29,271	$(19,001)	$27,261	$(24,625)
Comparison of the three months ended June 30, 2018 with the three months ended June 30, 2017:
Grain Group

	Three months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$365,920	$488,447
Cost of sales and merchandising revenues	331,213	458,000
Gross profit	34,707	30,447
Operating, administrative and general expenses	25,573	25,955
Asset impairment	1,564	—
Interest expense (income)	3,930	2,327
Equity in earnings (losses) of affiliates, net	5,510	2,903
Other income (expense), net	727	1,861
Income (loss) before income taxes	$9,877	$6,929

Operating results for the Grain Group improved by $2.9 million compared to the results of the same period last year. Sales and merchandising revenues decreased $122.5 million which was more than offset by a decrease in cost of sales and merchandising revenues of $126.8 million for a net favorable gross profit impact of $4.3 million. The adoption of ASC 606 led to a decrease in revenue of $183.1 million and an equal offsetting decrease to cost of sales. The gross profit increase was primarily driven by stronger sales volumes and merchandising margins in the second quarter of 2018.

Asset impairment charges of $1.6 million related to one additional grain elevator in Tennessee. These assets are classified as held for sale as of June 30, 2018.

Equity in earnings of affiliates improved by $2.6 million due to better operating results from Lansing Trade Group during the quarter.

Ethanol Group

	Three months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$200,938	$187,831
Cost of sales and merchandising revenues	195,896	184,511
Gross profit	5,042	3,320
Operating, administrative and general expenses	3,641	2,243
Interest expense (income)	(270)	(22)
Equity in earnings (losses) of affiliates, net	4,293	3,482
Other income (expense), net	45	15
Income (loss) before income taxes	6,009	4,596
Income (loss) attributable to noncontrolling interests	(116)	(64)
Income (loss) before income taxes attributable to The Andersons, Inc.	$6,125	$4,660

Operating results for the Ethanol Group improved $1.5 million from the same period last year. Sales and merchandising revenues increased $13.1 million compared to the results of the same period last year. This was driven by a 10% increase in ethanol gallons sold and a 57% increase in E-85 sales. Cost of sales and merchandising revenues increased as a result of the increase in sales volume and a decrease in overall margins.

Operating, administrative and general expenses increased $1.4 million primarily due to a project that allowed certain costs to be capitalized in the prior year.

Equity in earnings of affiliates increased $0.8 million due to improved results from the unconsolidated ethanol LLCs. The improved results were driven by an increase in ethanol sales volumes and higher DDG values.
Plant Nutrient Group

	Three months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$303,106	$264,736
Cost of sales and merchandising revenues	265,939	224,802
Gross profit	37,167	39,934
Operating, administrative and general expenses	21,024	22,580
Goodwill impairment	—	42,000
Interest expense (income)	1,641	1,815
Other income (expense), net	622	636
Income (loss) before income taxes	$15,124	$(25,825)

Operating results for the Plant Nutrient Group improved $40.9 million over the same period in the prior year, driven mostly from the nonrecurring goodwill impairment charge recorded in the prior year. Sales and merchandising revenues increased $38.4 million. Wholesale revenue increased $29.0 million due to a 9.5% increase in primary tons and an increase of 7.4% specialty tons. Lawn tons increased 29.9% resulting in an increase of revenue by $7.7 million. Cost of sales and merchandising revenues increased $41.1 million, primarily due to the increase in volumes previously noted. Gross profit decreased $2.8 million. Specialty and Primary sales were the primary driver of this decrease due to compressed margins.

Operating, administrative and general expenses decreased $1.6 million, largely due to our overall cost control efforts.
Rail Group

	Three months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$41,438	$38,149
Cost of sales and merchandising revenues	27,880	25,450
Gross profit	13,558	12,699
Operating, administrative and general expenses	5,863	5,395
Asset impairment	4,708	—
Interest expense (income)	2,718	1,936
Other income (expense), net	675	492
Income (loss) before income taxes	$944	$5,860

Operating results declined $4.9 million from the same period last year. Sales and merchandising revenues increased $3.3 million. Leasing revenues increased by $2.0 million due to higher utilization, while revenues from car sales increased $1.5 million due to higher car sales, including scrapping activity. Repair and other revenues decreased $0.2 million. Cost of sales and merchandising revenues increased $2.4 million compared to the prior year due to an increase in car sales. As a result, gross profit increased $0.9 million compared to last year.

Asset impairment charges were recorded for $4.7 million from a decision to scrap idle, out-of-favor cars during the second quarter of 2018, taking advantage of high scrap prices.

Interest expense increased $0.9 million as a result of the revolving asset based loan agreement entered in to during the first quarter of 2018.
Other

	Three months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$14,499
Cost of sales and merchandising revenues	—	13,065
Gross profit	—	1,434
Operating, administrative and general expenses	3,752	13,371
Interest expense (income)	(194)	(68)
Other income (expense), net	759	1,244
Income (loss) before income taxes	$(2,799)	$(10,625)

Sales and merchandising revenues decreased $14.5 million, cost of sales and merchandising revenues decreased $13.1 million and gross profit decreased $1.4 million. These decreases are a result of the retail business partially operating in the second quarter of 2017 but no longer operational in 2018.

Operating, administrative and general expenses decreased $9.6 million primarily due to a decrease in labor, severance, benefits and other operating expenses that were incurred in the second quarter of 2017 as a result of the shutdown of the retail business but not incurred in the second quarter of 2018.

Income Taxes

For the three months ended June 30, 2018, the Company recorded income tax expense of $7.7 million at an effective rate of 23.6%. In 2017, the company recorded an income tax expense of $7.7 million at an effective tax rate of (40.1)%. The change in 2018 effective tax rate is primarily due to the benefits of tax reform.

Comparison of the six months ended June 30, 2018 with the six months ended June 30, 2017:
Grain Group

	Six months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$642,772	$966,975
Cost of sales and merchandising revenues	582,015	912,879
Gross profit	60,757	54,096
Operating, administrative and general expenses	51,527	51,282
Asset impairment	1,564	—
Interest expense (income)	6,889	5,023
Equity in earnings (losses) of affiliates, net	7,497	1,558
Other income (expense), net	1,573	2,507
Income (loss) before income taxes	$9,847	$1,856

Operating results for the Grain Group improved by $8.0 million compared to the results of the same period last year. Sales and merchandising revenues decreased $324.2 million which was more than offset by a decreased in cost of sales and merchandising revenues of $330.9 million for a net favorable gross profit impact of $6.7 million. The adoption of ASC 606 led to a decrease in revenue of $345.0 million and an equal offsetting decrease to cost of sales. The gross profit increase was driven by increased sales volumes on similar margins.

Asset impairment charges were recorded for $1.6 million related to Grain operations in Tennessee. These assets are classified as held for sale as of June 30, 2018.

Equity in earnings of affiliates improved by $5.9 million due to better operating results from Lansing Trade Group.

Ethanol Group

	Six months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$373,776	$341,984
Cost of sales and merchandising revenues	365,868	333,124
Gross profit	7,908	8,860
Operating, administrative and general expenses	6,670	5,490
Interest expense (income)	(311)	(25)
Equity in earnings (losses) of affiliates, net	5,879	2,949
Other income (expense), net	138	22
Income (loss) before income taxes	7,566	6,366
Income (loss) attributable to noncontrolling interests	(398)	(10)
Income (loss) before income taxes attributable to The Andersons, Inc.	$7,964	$6,376

Operating results for the Ethanol Group improved $1.6 million from the same period last year. Sales and merchandising revenues increased $31.8 million compared to the results of the same period last year. This was driven by a 13% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion that was not operating at its current capacity until the second quarter of 2017, and a 58% increase in E-85 sales. Cost of sales and merchandising revenues increased as a result of the increase in sales volume. Gross profit declined due to a decrease of 8% in the average selling price of ethanol.

Operating, administrative and general expenses increased $1.2 million primarily due to a project that allowed certain costs to be capitalized in the prior year.

Equity in earnings of affiliates increased $2.9 million due to improved results from the unconsolidated ethanol LLCs. These results are partially attributable to higher DDG and the fact that we have not experienced the vomitoxin issues that were prevalent in 2017, as well as higher ethanol sales volumes.

Plant Nutrient Group

	Six months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$438,723	$411,323
Cost of sales and merchandising revenues	379,319	345,581
Gross profit	59,404	65,742
Operating, administrative and general expenses	41,381	45,641
Goodwill impairment	—	42,000
Interest expense (income)	3,082	3,455
Other income (expense), net	1,274	6,200
Income (loss) before income taxes	$16,215	$(12,244)

Operating results for the Plant Nutrient Group improved $35.4 million over the same period in the prior year, driven mostly from the nonrecurring goodwill impairment charge recorded in the prior year. Sales and merchandising revenues increased $27.4 million. Revenues increased $40.2 million due to a 5% increase in specialty and primary tons within the wholesale business, which was partially offset by a 24% decrease in farm center tons, most of which is a result of selling the Florida farm center locations in the prior year. Cost of sales and merchandising revenues increased $33.7 million, primarily due to the volume changes noted above. While revenues increased due to an increase in volumes, margins were compressed leading to a $6.3 million decrease in gross profit.

Operating, administrative and general expenses decreased $4.3 million, largely due to our overall cost control efforts and as a result of Florida farm center locations being sold in 2017.

Other income (expense), net decreased $4.9 million as 2017 includes a $4.7 million gain on the sale of farm center locations in Florida.
Rail Group

	Six months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$91,870	$78,539
Cost of sales and merchandising revenues	65,760	53,532
Gross profit	26,110	25,007
Operating, administrative and general expenses	12,094	10,895
Asset impairment	4,708	—
Interest expense (income)	5,086	3,745
Other income (expense), net	691	1,571
Income (loss) before income taxes	$4,913	$11,938

Operating results declined $7.0 million from the same period last year. Sales and merchandising revenues increased $13.3 million. Revenue from car sales increased by $11.5 million, including cars scrapped, and leasing revenues increased by $3.7 million due to higher utilization. These were offset by a $1.9 million decrease in repair and other revenues. Cost of sales and merchandising revenues increased $12.2 million compared to the prior year primarily due to an increase in car sales. As a result, gross profit increased $1.1 million compared to last year.

Operating, administrative and general expenses increased primarily due to an increase in depreciation from cars added to the balance sheet as a result of the new revenue accounting standard.

Asset impairment charges were recorded for $4.7 million from a decision to scrap idle, out-of-favor cars during the second quarter of 2018.

Other income decreased $0.9 million, as end of lease settlements that occurred in the first quarter of 2017 did not recur.
Other

	Six months ended June 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$46,857
Cost of sales and merchandising revenues	—	36,270
Gross profit	—	10,587
Operating, administrative and general expenses	12,438	37,781
Interest expense (income)	78	(110)
Other income (expense), net	838	1,443
Income (loss) before income taxes	$(11,678)	$(25,641)

Sales and merchandising revenues decreased $46.9 million, cost of sales and merchandising revenues decreased $36.3 million and gross profit decreased $10.6 million. These decreases are a result of the retail business partially operating in the first six months of 2017 but no longer operational in 2018.

Operating, administrative and general expenses decreased $25.3 million primarily due to a decrease in labor, severance, benefits and other operating expenses that were incurred in the first half of 2017 as a result of the shutdown of the retail business, but not incurred in the first half of 2018.

Income Taxes

For the six months ended June 30, 2018, an income tax expense of $7.4 million at an effective rate of 27.7%. In 2017, an income tax expense of $5.1 million was recorded at (20.8)%. The change in 2018 effective tax rate is primarily due to the benefits of tax reform as well as a nondeductible goodwill impairment charge that was recorded in the prior year.

Liquidity and Capital Resources
Working Capital
At June 30, 2018, the Company had working capital of $222.7 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2018	June 30, 2017	Variance
Current Assets:
Cash and cash equivalents	$58,611	$18,934	$39,677
Restricted cash	—	1,033	(1,033)
Accounts receivable, net	218,476	186,331	32,145
Inventories	495,611	463,205	32,406
Commodity derivative assets – current	54,259	11,619	42,640
Other current assets	42,648	59,873	(17,225)
Assets held for sale	9,816	10,028	(212)
Total current assets	879,421	751,023	128,398
Current Liabilities:
Short-term debt	185,000	124,000	61,000
Trade and other payables	282,221	267,194	15,027
Customer prepayments and deferred revenue	16,103	15,113	990
Commodity derivative liabilities – current	85,160	18,104	67,056
Accrued expenses and other current liabilities	74,512	69,256	5,256
Current maturities of long-term debt	13,700	62,482	(48,782)
Total current liabilities	656,696	556,149	100,547
Working Capital	$222,725	$194,874	$27,851
June 30, 2018 current assets increased $128.4 million in comparison to those of June 30, 2017. This increase was primarily due to increases in cash, accounts receivable, inventories and commodity derivative assets. Accounts receivable increased due to the amount and timing of sales in the Grain group. The increase in inventory relates to the timing of shipments in Grain, an increase in wholesale inventory as purchases were made earlier in the year due to rising commodity prices and the timing of summer fill programs, and an increase in Ethanol inventory due to increased inventory in-transit as a result of shipping more product FOB destination. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, show a net decrease. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $100.5 million compared to the prior year primarily due to increases in short-term debt and commodity derivative liabilities. This increase was partially offset by a decrease in current maturities of long-term debt due to the timing of payments for certain debt instruments
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $43.9 million and $45.2 million in the first six months of 2018 and 2017, respectively. The decrease in cash used was due to changes in working capital, as discussed above.
Investing Activities
Investing activities used cash of $46.4 million through the first six months of 2018 compared to cash used of $64.2 million in the prior year. Proceeds from sale of Rail Group assets increased as a result of an increase in revenue from car sales. Additionally, cash used for the purchases of property, plant, equipment, and software increased due to costs associated with the beginning stages of the construction of the bio-refinery that began in the first six months of 2018. Finally, there was an increase of $20.5 million proceeds from the sale of assets from the sale of three Tennessee grain locations.
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
Financing Activities
Financing activities provided cash of $114.1 million and $65.7 million for the six months ended June 30, 2018 and 2017, respectively. This was largely due to an increase in short-term borrowings and a decrease of long-term debt as discussed above.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $950.0 million in borrowings. This amount includes $15.0 million of debt of The Andersons Denison Ethanol LLC, $70 million of debt of ELEMENT LLC and $65.0 million of debt of The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company. Of that total, we had $642.1 million available for borrowing at June 30, 2018. Peak short-term borrowings to date were $555 million on April 12, 2018. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

The company also received cash of $21.8 million for a noncontrolling interest in ELEMENT LLC.

We paid $9.3 million in dividends in the six months of 2018 compared to $9.0 million in the prior year. We paid $0.165 per common share for the dividends paid in January and April 2018 and $0.16 per common share for the dividends paid in January and April 2017. On May 11, 2018 we declared a cash dividend of $0.165 per common share payable on July 23, 2018 to shareholders of record on July 2, 2018.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2018. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

The following table describes our Rail Group asset positions at June 30, 2018:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	1,104
Owned - railcar assets leased to others	On balance sheet – non-current	18,241
Railcars leased from financial intermediaries	Off balance sheet	2,543
Railcars in non-recourse arrangements	Off balance sheet	516
Total Railcars		22,404
Locomotive assets leased to others	On balance sheet – non-current	32
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		36
Barge assets leased from financial intermediaries	Off balance sheet	65
Total Barges		65
In addition, we manage 776 railcars for third party customers or owners for which we receive a fee and we classified 554 railcars as held for sale as of June 30, 2018, both of which are excluded from the table above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2018.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales or repurchases of shares have occurred in 2018.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated. (Incorporated by reference to Form 8-K filed June 28, 2018)

10.2	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. (Incorporated by reference to Form 8-K filed June 28, 2018)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 8, 2018	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By /s/ Brian A. Valentine
Brian A. Valentine
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.1	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated. (Incorporated by reference to Form 8-K filed June 28, 2018)

10.2	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. (Incorporated by reference to Form 8-K filed June 28, 2018)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.