Form 10-Q
period 2018-09-30
Andersons, Inc.
filed 2018-11-06
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 28.3 million common shares outstanding, no par value, at October 26, 2018.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2018	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$16,820	$34,919	$24,478
Accounts receivable, net	206,380	183,238	196,192
Inventories (Note 2)	490,331	648,703	475,602
Commodity derivative assets – current (Note 5)	76,861	30,702	45,202
Other current assets	58,374	63,790	53,958
Assets held for sale	29,527	37,859	8,383
Total current assets	878,293	999,211	803,815
Other assets:
Commodity derivative assets – noncurrent (Note 5)	766	310	245
Goodwill	6,024	6,024	23,105
Other intangible assets, net	100,730	112,893	113,371
Other assets, net	26,174	12,557	11,852
Equity method investments	240,350	223,239	215,031
	374,044	355,023	363,604
Rail Group assets leased to others, net (Note 3)	464,776	423,443	377,393
Property, plant and equipment, net (Note 3)	434,505	384,677	419,348
Total assets	$2,151,618	$2,162,354	$1,964,160

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2018	December 31, 2017	September 30, 2017
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$132,000	$22,000	$19,000
Trade and other payables	344,406	503,571	381,359
Customer prepayments and deferred revenue	38,242	59,710	29,520
Commodity derivative liabilities – current (Note 5)	91,403	29,651	38,578
Accrued expenses and other current liabilities	68,925	69,579	67,064
Current maturities of long-term debt (Note 4)	15,677	54,205	53,972
Total current liabilities	690,653	738,716	589,493
Other long-term liabilities	30,615	33,129	34,407
Commodity derivative liabilities – noncurrent (Note 5)	2,548	825	902
Employee benefit plan obligations	25,356	26,716	36,356
Long-term debt, less current maturities (Note 4)	437,280	418,339	371,315
Deferred income taxes	122,523	121,730	181,876
Total liabilities	1,308,975	1,339,455	1,214,349
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued at 9/30/2018, 12/31/17 and 9/30/2017)	96	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	222,368	224,622	223,814
Treasury shares, at cost (929, 1,063 and 1,079 shares at 9/30/2018, 12/31/17 and 9/30/2017, respectively)	(35,039)	(40,312)	(40,905)
Accumulated other comprehensive loss	(4,364)	(2,700)	(9,682)
Retained earnings	628,676	633,496	568,438
Total shareholders’ equity of The Andersons, Inc.	811,737	815,202	741,761
Noncontrolling interests	30,906	7,697	8,050
Total equity	842,643	822,899	749,811
Total liabilities and equity	$2,151,618	$2,162,354	$1,964,160
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales and merchandising revenues	$685,579	$836,595	$2,232,720	$2,682,273
Cost of sales and merchandising revenues	631,715	766,924	2,024,677	2,448,310
Gross profit	53,864	69,671	208,043	233,963
Operating, administrative and general expenses	65,986	68,153	190,096	219,242
Asset impairment	—	—	6,272	—
Goodwill impairment	—	—	—	42,000
Interest expense	5,176	5,384	20,000	17,472
Other income:
Equity in earnings (loss) of affiliates, net	7,225	3,586	20,601	8,093
Other income, net	6,434	5,285	10,949	17,028
Income (loss) before income taxes	(3,639)	5,005	23,225	(19,630)
Income tax provision (benefit)	(1,764)	2,389	5,668	7,505
Net income (loss)	(1,875)	2,616	17,557	(27,135)
Net income (loss) attributable to the noncontrolling interests	223	83	(175)	73
Net income (loss) attributable to The Andersons, Inc.	$(2,098)	$2,533	$17,732	$(27,208)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.07)	$0.09	$0.63	$(0.96)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.07)	$0.09	$0.62	$(0.96)
Dividends declared	$0.165	$0.160	$0.495	$0.480
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,875)	$2,616	$17,557	$(27,135)
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0, $134, $0 and $134)	—	211	(87)	211
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(38), $(64), $(139) and $(699))	(129)	(101)	(467)	(1,099)
Cash flow hedge activity (net of income tax of $40, $0, $56 and $0)	119	—	170	—
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $0)	993	2,201	(1,280)	3,674
Other comprehensive income (loss)	983	2,311	(1,664)	2,786
Comprehensive income (loss)	(892)	4,927	15,893	(24,349)
Comprehensive income (loss) attributable to the noncontrolling interests	223	83	(175)	73
Comprehensive income (loss) attributable to The Andersons, Inc.	$(1,115)	$4,844	$16,068	$(24,422)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2018	2017
Operating Activities
Net income (loss)	$17,557	$(27,135)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	67,960	64,546
Bad debt expense (recovery)	(436)	1,076
Equity in (earnings) losses of affiliates, net of dividends	(18,390)	(2,168)
Gains on sale of Rail Group assets and related leases	(5,911)	(7,642)
Gain on sale of assets	(4,181)	(11,443)
Stock-based compensation expense	4,898	4,550
Goodwill impairment	—	42,000
Asset impairment	6,272	—
Other	(2,626)	(610)
Changes in operating assets and liabilities:
Accounts receivable	(20,853)	(334)
Inventories	156,375	200,667
Commodity derivatives	18,080	16,073
Other assets	127	10,422
Payables and other accrued expenses	(190,042)	(229,268)
Net cash provided by (used in) operating activities	28,830	60,734
Investing Activities
Acquisition of business, net of cash acquired	—	(3,507)
Purchases of Rail Group assets	(108,054)	(77,513)
Proceeds from sale of Rail Group assets	47,644	18,368
Purchases of property, plant and equipment and capitalized software	(86,694)	(26,705)
Proceeds from sale of assets	42,307	26,601
Proceeds from returns of investments in affiliates	—	1,339
Purchase of investments	(11,086)	(4,929)
Other	—	1,470
Net cash provided by (used in) investing activities	(115,883)	(64,876)
Financing Activities
Net change in short-term borrowings	110,000	(11,059)
Proceeds from issuance of long-term debt	57,000	35,175
Proceeds from long-term financing arrangement	—	12,195
Payments of long-term debt	(112,995)	(54,326)
Proceeds from noncontrolling interest owner	31,115	—
Proceeds from sale of treasury shares to employees and directors	—	450
Payments of debt issuance costs	(1,446)	(2,024)
Dividends paid	(13,976)	(13,485)
Other	(744)	(936)
Net cash provided by (used in) financing activities	68,954	(34,010)
Decrease in cash and cash equivalents	(18,099)	(38,152)
Cash and cash equivalents at beginning of period	34,919	62,630
Cash and cash equivalents at end of period	$16,820	$24,478
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net income (loss)					(27,208)	73	(27,135)
Other comprehensive income (loss)				2,786			2,786
Other change in noncontrolling interest						(8,359)	(8,359)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (122 shares)		899	4,426				5,325
Dividends declared ($0.48 per common share)					(13,503)		(13,503)
Restricted share award dividend equivalents		5	52		(57)		—
Balance at September 30, 2017	$96	$223,814	$(40,905)	$(9,682)	$568,438	$8,050	$749,811

Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					17,732	(175)	17,557
Other comprehensive income (loss)				(1,664)			(1,664)
Cash received from (paid to) noncontrolling interest		(2,268)				23,384	21,116
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(0) (134 shares)		14	5,153				5,167
Dividends declared ($0.495 per common share)					(13,991)		(13,991)
Restricted share award dividend equivalents			120		(120)		—
Balance at September 30, 2018	$96	$222,368	$(35,039)	$(4,364)	$628,676	$30,906	$842,643
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2017 has been included as the Company operates in several seasonal industries.
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
New Accounting Standards
Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities. This standard simplifies the recognition and presentation of changes in the fair value of hedging instruments and, among other things, eliminates the requirement to separately measure and record hedge ineffectiveness. The Company early adopted ASU 2017-12 during the current year noting the effects of this standard on our condensed consolidated financial statements were not material. There was no transition impact.
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC 606). The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of the new revenue standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard in the current year using the modified retrospective method. As a result of the adoption we recognized a cumulative catch-up transition adjustment in beginning retained earnings at January 1, 2018 for non-recourse financing transactions that were open as of December 31, 2017. This resulted in a $25.6 million increase in Rail Group net assets, $34.0 million increase in financing liabilities and deferred tax liabilities and $8.4 million decrease to retained earnings. See Note 7 for further detail.

Leasing

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. ASC 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within. Early adoption is permitted, however the Company does not plan to early adopt. The new standard is effective for the Company beginning January 1, 2019 and must be adopted using either the modified retrospective approach, which requires application of the new guidance at the beginning of the earliest comparative period presented or the optional alternative approach, which requires application of the new guidance at the beginning of the standard’s effective date.

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

Other applicable standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This standard modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The standard is effective for fiscal years ending after December 15, 2020. and early adoption is permitted. The Company is currently evaluating when to adopt this standard but has not done so in the current period.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which removes and modifies some existing disclosure requirements and adds others. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. is currently evaluating when to adopt this standard but has not done so in the current period.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2018. We have evaluated the impact of this new standard on our consolidated financial statements noting it is not material. Early adoption is permitted, but the Company has not chosen to do so at this time.

In May 2017, the FASB issued ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. Under this standard, if the vesting conditions, fair value, and classification of the awards are the same immediately before and after the modification an entity would not apply modification accounting. The FASB then issued ASU 2018-07 which expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. The Company has adopted these standards during the year, noting no impact as the Company has not made any modifications to our stock compensation awards.

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The Company has adopted this standard in the current year using the retrospective approach and prior periods have been recast to reflect this change, noting the amounts are immaterial.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The Company has adopted this standard in the current year noting the impact is immaterial.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The FASB issued subsequent amendments to the initial guidance in February 2018 and March 2018 within ASU 2018-03 and ASU 2018-04, respectively. This standard provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The Company has adopted this standard in the current year noting the impact is immaterial.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Grain	$324,232	$505,217	$342,837
Ethanol and co-products	15,419	11,003	12,502
Plant nutrients and cob products	145,363	126,962	114,131
Retail merchandise	—	—	718
Railcar repair parts	5,317	5,521	5,414
	$490,331	$648,703	$475,602

Inventories on the Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017 do not include 1.0 million and 1.0 million bushels of grain, respectively, held in storage for others. Inventories held in storage for others was di minims as of September 30, 2018. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Land	$29,545	$22,388	$23,342
Land improvements and leasehold improvements	68,859	69,127	71,559
Buildings and storage facilities	282,826	284,820	298,951
Machinery and equipment	380,109	373,127	384,422
Construction in progress	65,539	7,502	7,703
	826,878	756,964	785,977
Less: accumulated depreciation	392,373	372,287	366,629
	$434,505	$384,677	$419,348

Capitalized interest totaled $0.9 million for the nine months ended September 30, 2018.
Depreciation expense on property, plant and equipment was $34.7 million and $36.0 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, depreciation expense on property, plant and equipment was $11.5 million and $11.9 million for the three months ended September 30, 2018 and 2017, respectively.
In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Grain segment related to assets that were reclassified as assets held for sale at June 30, 2018 and were sold in the third quarter. In December 2017, the Company recorded charges totaling $10.9 million for impairment of property, plant and equipment in the Grain segment, of which $5.6 million relates to assets that are deemed held and used and $5.3 million related to assets that have been reclassified as assets held for sale at December 31, 2017. The Company wrote down the value of these assets to the extent their carrying amounts exceeded fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Rail Group assets leased to others	$576,622	$531,391	$484,214
Less: accumulated depreciation	111,846	107,948	106,821
	$464,776	$423,443	$377,393

Depreciation expense on Rail Group assets leased to others amounted to $18.4 million and $14.9 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $6.1 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively.
In June 2018, the Company recorded charges totaling $4.7 million related to Rail Group assets leased to others that have been reclassified as assets held for sale at June 30, 2018. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

4. Debt

The Company has a line of credit agreement with a syndicate of banks. The agreement provides for a credit facility of $800 million. During the third quarter, the Andersons Railcar Leasing Company LLC amended and restated their revolving asset based loan agreement, increasing the credit facility to $200.0 million. Total borrowing capacity for the Company under all lines of credit is currently at $1,085.0 million, including subsidiary debt that is non-recourse to the Company of $15.0 million for The Andersons Denison Ethanol LLC ("TADE"), $70.0 million for ELEMENT LLC and $200.0 million for The Andersons Railcar Leasing Company LLC. At September 30, 2018, the Company had a total of $823.1 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of September 30, 2018.

The Company’s short-term and long-term debt at September 30, 2018, December 31, 2017 and September 30, 2017 consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Short-term Debt – Non-Recourse	$—	$—	$—
Short-term Debt – Recourse	132,000	22,000	19,000
Total Short-term Debt	$132,000	$22,000	$19,000

Current Maturities of Long-term Debt – Non-Recourse	$3,772	$—	$—
Current Maturities of Long-term Debt – Recourse	11,905	54,205	53,972
Total Current Maturities of Long-term Debt	$15,677	$54,205	$53,972

Long-term Debt, Less: Current Maturities – Non-Recourse	$77,114	$—	$—
Long-term Debt, Less: Current Maturities – Recourse	360,166	418,339	371,315
Total Long-term Debt, Less: Current Maturities	$437,280	$418,339	$371,315

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
The following table presents at September 30, 2018, December 31, 2017 and September 30, 2017, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2018		December 31, 2017		September 30, 2017
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$14,942	$—	$1,351	$—	$27,737	$—
Fair value of derivatives	36,653	—	17,252	—	(999)	—
Balance at end of period	$51,595	$—	$18,603	$—	$26,738	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$69,957	$767	$731	$38	$71,493
Commodity derivative liabilities	(8,038)	(1)	(92,134)	(2,586)	(102,759)
Cash collateral	14,942	—	—	—	14,942
Balance sheet line item totals	$76,861	$766	$(91,403)	$(2,548)	$(16,324)

	December 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,929	$311	$489	$1	$37,730
Commodity derivative liabilities	(7,578)	(1)	(30,140)	(826)	(38,545)
Cash collateral	1,351	—	—	—	1,351
Balance sheet line item totals	$30,702	$310	$(29,651)	$(825)	$536

	September 30, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$33,804	$288	$676	$74	$34,842
Commodity derivative liabilities	(16,339)	(43)	(39,254)	(976)	(56,612)
Cash collateral	27,737	—	—	—	27,737
Balance sheet line item totals	$45,202	$245	$(38,578)	$(902)	$5,967

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(51,059)	$(690)	$(30,451)	$(15,538)

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2018, December 31, 2017 and September 30, 2017:

	September 30, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	277,774	—	—	—
Soybeans	45,755	—	—	—
Wheat	7,948	—	—	—
Oats	31,155	—	—	—
Ethanol	—	230,813		—
Corn oil	—	—	2,560	—
Other	—	1,000	—	115
Subtotal	362,632	231,813	2,560	115
Exchange traded:
Corn	123,250	—	—	—
Soybeans	31,855	—	—	—
Wheat	44,130	—	—	—
Oats	1,005	—	—	—
Ethanol	—	92,274	—	—
Subtotal	200,240	92,274	—	—
Total	562,872	324,087	2,560	115

	December 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	218,391			—
Soybeans	18,127	—	—	—
Wheat	14,577	—	—	—
Oats	25,953	—	—	—
Ethanol	—	197,607	—	—
Corn oil	—	—	6,074	—
Other	47	—	—	97
Subtotal	277,095	197,607	6,074	97
Exchange traded:
Corn	82,835	—	—	—
Soybeans	37,170	—	—	—
Wheat	65,640	—	—	—
Oats	1,345	—	—	—
Ethanol	—	39,438	—	—
Other	—	840	—	—
Subtotal	186,990	40,278	—	—
Total	464,085	237,885	6,074	97

	September 30, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	222,287	—	—	—
Soybeans	44,463	—	—	—
Wheat	8,598	—	—	—
Oats	36,451	—	—	—
Ethanol	—	201,521		—
Corn oil	—	—	5,782	—
Other	51	—		110
Subtotal	311,850	201,521	5,782	110
Exchange traded:
Corn	113,990	—	—	—
Soybeans	45,220	—	—	—
Wheat	61,795	—	—	—
Oats	895	—	—	—
Ethanol	—	22,890	—	—
Other	—	840	—	—
Subtotal	221,900	23,730	—	—
Total	533,750	225,251	5,782	110

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
At September 30, 2018, December 31, 2017 and September 30, 2017, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

	September 30, 2018	December 31, 2017	September 30, 2017
(in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$193	$(1,244)	$(1,929)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	(737)	426	1,605
Derivatives designated as hedging instruments
Interest rate contract included in Other assets	227	—	—

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$521	$229	$1,662	$601
Foreign currency derivative gains (losses) included in Other income, net	372	950	(1,163)	1,717
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in OCI	159	—	226	—
Interest rate derivatives gains (losses) included in Interest income (expense)	54	—	126	—

As of September 30, 2018, the Company had one outstanding interest rate derivative, with a notional amount of $40 million and a maturity date of March 2021, that was designated as a cash flow hedge of interest rate risk. The gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest cost	$33	$38	$98	$116
Recognized net actuarial loss	61	63	183	189
Benefit cost	$94	$101	$281	$305

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$81	$81	$243	$310
Interest cost	188	202	565	784
Amortization of prior service cost	(227)	(228)	(683)	(228)
Benefit cost	$42	$55	$125	$866

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

(in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenues under ASC 606	$156,394	$706,927
Revenues under ASC 840	25,853	78,110
Revenues under ASC 815	503,332	1,447,683
Total Revenues	$685,579	$2,232,720

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line:

	Three months ended September 30, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$36,856	$—	$36,856
Primary nutrients	—	—	60,460	—	60,460
Services	3,052	2,713	877	8,925	15,567
Co-products	—	29,282	—	—	29,282
Other	245	—	5,996	7,988	14,229
Total	$3,297	$31,995	$104,189	$16,913	$156,394
For the three months ended September 30, 2018, approximately 10% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.

	Nine months ended September 30, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$206,215	$—	$206,215
Primary nutrients	—	—	313,967	—	313,967
Service	10,851	8,018	3,498	26,350	48,717
Co-products	—	88,390	—	—	88,390
Other	747	—	19,231	29,660	49,638
Total	$11,598	$96,408	$542,911	$56,010	$706,927

For the nine months ended September 30, 2018, approximately 7% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.

Specialty and primary nutrients
The Company sells several different types of specialty nutrient products, including: low-salt liquid starter fertilizers, micro-nutrients and other specialty lawn products. These products can be sold through the wholesale distribution channels as well as directly to end users at the farm center locations. Similarly, the Company sells several different types of primary nutrient products, including nitrogen, phosphorus and potassium. These products may be purchased and re-sold as is or sold as finished goods resulting from a blending and manufacturing process. The contracts associated with specialty and primary nutrients generally have just a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.
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
Contract balances
The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	Contract liabilities
Balance at January 1, 2018	$25,520
Balance at March 31, 2018	67,715
Balance at June 30, 2018	10,047
Balance at September 30, 2018	29,836

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up in the first quarter. In the second quarter, the change in liabilities is due to revenue recognized in the current period relating to the liability. This liability then increased in the third quarter primarily as a result of payments received in advance of fulfilling our performance obligations under our customer contracts in preparation for early spring.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the reported condensed consolidated balance sheet, as of September 30, 2018, to the pro forma amounts had the previous guidance been in effect:

	Balance Sheet
	September 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Cash and cash equivalents and restricted cash	$16,820	$—	$16,820
Accounts receivable, net	206,380	—	206,380
Inventories	490,331	178	490,509
Commodity derivative assets - current	76,861	—	76,861
Other current assets	87,901	(268)	87,633
Other noncurrent assets	374,044	—	374,044
Rail Group assets leased to others, net	464,776	(23,337)	441,439
Property, plant and equipment, net	434,505	—	434,505
Total assets	2,151,618	(23,427)	2,128,191
Short-term debt and current maturities of long-term debt	147,677	(3,772)	143,905
Trade and other payables and accrued expenses and other current liabilities	413,331	—	413,331
Commodity derivative liabilities - current	91,403	—	91,403
Customer prepayments and deferred revenue	38,242	—	38,242
Commodity derivative liabilities - noncurrent and Other long-term liabilities	33,163	—	33,163
Employee benefit plan obligations	25,356	—	25,356
Long-term debt, less current maturities	437,280	(31,018)	406,262
Deferred income taxes	122,523	2,869	125,392
Total liabilities	1,308,975	(31,921)	1,277,054
Retained earnings	628,676	8,494	637,170
Common shares, additional paid-in-capital, treasury shares, accumulated other comprehensive loss and noncontrolling interests	213,967	—	213,967
Total equity	842,643	8,494	851,137
Total liabilities and equity	$2,151,618	$(23,427)	$2,128,191

Total reported assets were $23.4 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was largely due to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.
Total reported liabilities were $31.9 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of September 30, 2018. This was largely due to the financing obligation and deferred taxes related to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.

The following table compares the reported condensed statement of operations for the three and nine months ended September 30, 2018, to the pro forma amounts had the previous guidance been in effect:

	Statement of Operations
	Three months ended September 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$685,579	$173,183	$858,762
Cost of sales and merchandising revenues	631,715	173,706	805,421
Gross profit	53,864	(523)	53,341
Operating, administrative and general expenses	65,986	—	65,986
Asset impairment	—	—	—
Interest expense	5,176	(387)	4,789
Other income:
Equity in earnings of affiliates, net	7,225	—	7,225
Other income, net	6,434	—	6,434
Income (loss) before income taxes	(3,639)	(136)	(3,775)
Income tax provision	(1,764)	(34)	(1,798)
Net income (loss)	(1,875)	(102)	(1,977)
Net income attributable to the noncontrolling interests	223	—	223
Net income (loss) attributable to The Andersons, Inc.	$(2,098)	$(102)	$(2,200)

	Statement of Operations
	Nine months ended September 30, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$2,232,720	$522,648	$2,755,368
Cost of sales and merchandising revenues	2,024,677	524,121	2,548,798
Gross profit	208,043	(1,473)	206,570
Operating, administrative and general expenses	190,096	—	190,096
Asset impairment	6,272	—	6,272
Interest expense	20,000	(1,185)	18,815
Other income:
Equity in earnings of affiliates, net	20,601	—	20,601
Other income, net	10,949	—	10,949
Income (loss) before income taxes	23,225	(288)	22,937
Income tax provision	5,668	(72)	5,596
Net income (loss)	17,557	(216)	17,341
Net income attributable to the noncontrolling interests	(175)	—	(175)
Net income (loss) attributable to The Andersons, Inc.	$17,732	$(216)	$17,516

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 due to the adoption of ASC 606 on January 1, 2018 compared to the results that would have been reported if the Company had continued to recognize revenues under ASC 605:

•
While grain origination agreements, and their related sales contracts, will be accounted for under ASC 815, we are still required to evaluate the principal versus agent guidance in ASC 606 to determine whether realized gains or losses should be presented on a gross or net basis in the consolidated statements of operations upon physical settlement. The

Company has determined that it is the agent in certain origination arrangements within our Grain Group and therefore realized gains or losses will be presented under ASC 606. Since these transactions are now being recorded on a net basis, revenues and related cost of sales would have been $170.4 million and $515.4 million higher under the previous guidance for the three and nine months ended September 30, 2018, respectively.

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

The net impact of accounting for revenue under the new guidance had an immaterial impact on net income (loss) and no impact on the Company's earnings per common share for the three and nine months ended September 30, 2018.
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

The Company recorded income tax benefit of $1.8 million for the three months ended September 30, 2018, an effective income tax rate of 48.5%, as compared to income tax expense of $2.4 million for the three months ended September 30, 2017, an effective income tax rate of 47.7%. Income tax expense was $5.7 million for the nine months ended September 30, 2018, an effective income tax rate of 24.4%, as compared to $7.5 million for the nine months ended September 30, 2017, an effective income tax rate of (38.2)%. The current year income tax expense for both the three and nine-month periods ended September 30, 2018 reflect the reduction in the U.S. statutory tax rate and other U.S. tax law changes as a result of the 2017 Tax Cuts and Jobs Act.

Our effective income tax rate for the three months ended September 30, 2018, is higher than our effective income tax rate for the three months ended September 30, 2017, due to the current period loss before income taxes and additional tax benefits from tax credits and permanent provision to return items, including reversal of the provisional estimate for transition tax. These items resulted in a net increase of 14.8%, offset by the decrease in the U.S. federal statutory rate of 14%.

Our effective income tax rate for the nine months ended September 30, 2018, is higher than our effective income tax rate for the nine months ended September 30, 2017, as attributed to the Company’s loss before income taxes in the period ended September 31, 2017, after a goodwill write-off which did not provide a corresponding tax benefit. This was partially offset in the current period by the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the 2017 Tax Cuts and Jobs Act.

The company’s accounting for certain elements of the Tax Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, the company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with its initial analysis of the impact of the Tax
Act, the Company recorded a provisional discrete net tax benefit of $73.5 million in the period ended December 31, 2017. This provisional estimate consists of a net expense of $1.4 million for the one-time transition tax and a net benefit of $74.9 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate. To determine the transition tax provisional estimate, the Company determined the estimate of the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. While the Company was able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, its rate may be affected by other analysis related to the Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences. Due to the complexity of the new global intangible low-taxed income ("GILTI") tax rules, the company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method"); or (ii) factor in such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to existing structures, which are not currently known. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI. The Company will continue to analyze the full effects of the Tax Act on its Consolidated Financial Statements. During the third quarter of 2018, a portion of initial estimate was refined as a result of the US federal tax return filing and regulations issued by the Internal Revenue Service. As a result, the Company recorded a provisional benefit of $1.4 million in the third quarter of 2018 to reverse the one-time transition tax expense provisional estimate, as well as a $1.3 million expense related to the remeasurement of certain deferred tax assets and liabilities. The measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the full analysis is complete.

9. Accumulated Other Comprehensive Loss

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2018 and 2017:

		Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2018					Nine months ended September 30, 2018
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$51	$(9,989)	$257	$4,334	$(5,347)	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	65	993	—	39	$1,097	44	(1,280)	(87)	37	(1,286)
Amounts reclassified from accumulated other comprehensive loss	54	—	—	(168)	$(114)	126	—	—	(504)	(378)
Net current-period other comprehensive income (loss)	119	993	—	(129)	983	170	(1,280)	(87)	(467)	(1,664)
Ending balance	$170	$(8,996)	$257	$4,205	$(4,364)	$170	$(8,996)	$257	$4,205	$(4,364)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2017				Nine months ended September 30, 2017
(in thousands)	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(9,529)	$—	$(2,464)	$(11,993)	$(11,002)	$—	$(1,466)	$(12,468)
Other comprehensive income (loss) before reclassifications	2,201	211	41	2,453	3,674	211	(957)	2,928
Amounts reclassified from accumulated other comprehensive loss	—	—	(142)	(142)	—	—	(142)	(142)
Net current-period other comprehensive income (loss)	2,201	211	(101)	2,311	3,674	211	(1,099)	2,786
Ending balance	$(7,328)	$211	$(2,565)	$(9,682)	$(7,328)	$211	$(2,565)	$(9,682)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The following table shows the reclassification adjustments from accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2018:

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2018		Nine months ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(228)	(b)	(684)	(b)
	(228)	Total before tax	(684)	Total before tax
	60	Income tax provision	180	Income tax provision
	$(168)	Net of tax	$(504)	Net of tax

Cash Flow Hedges
Interest payments	73	Interest expense	171	Interest expense
	73	Total before tax	171	Total before tax
	(19)	Income tax provision	(45)	Income tax provision
	$54	Net of tax	$126	Net of tax

Total reclassifications for the period	$(114)	Net of tax	$(378)	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2017		Nine months ended September 30, 2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(227)	(b)	(227)	(b)
	(227)	Total before tax	(227)	Total before tax
	85	Income tax provision	85	Income tax provision
	$(142)	Net of tax	$(142)	Net of tax

Total reclassifications for the period	$(142)	Net of tax	$(142)	Net of tax
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

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to The Andersons, Inc.	$(2,098)	$2,533	$17,732	$(27,208)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	—	—	—
Earnings (losses) available to common shareholders	$(2,098)	$2,533	$17,732	$(27,208)
Earnings per share – basic:
Weighted average shares outstanding – basic	28,263	28,350	28,254	28,327
Earnings (losses) per common share – basic	$(0.07)	$0.09	$0.63	$(0.96)
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,263	28,350	28,254	28,327
Effect of dilutive awards	—	134	233	—
Weighted average shares outstanding – diluted	28,263	28,484	28,487	28,327
Earnings (losses) per common share – diluted	$(0.07)	$0.09	$0.62	$(0.96)

All outstanding share awards were antidilutive for the three months ended September 30, 2018 as the Company incurred a net loss for the period. There were no antidilutive stock-based awards outstanding for the nine months ended September 30, 2018. There were 43 thousand antidilutive stock-based awards outstanding for the three months ended September 30, 2017, and all outstanding share awards were antidilutive for the nine months ended September 30, 2017.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018, December 31, 2017 and September 30, 2017:

(in thousands)	September 30, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,595	$(67,919)	$—	$(16,324)
Provisionally priced contracts (b)	(55,697)	(23,136)	—	$(78,833)
Convertible preferred securities (c)	—	—	7,154	$7,154
Other assets and liabilities (d)	5,988	193	—	$6,181
Total	$1,886	$(90,862)	$7,154	$(81,822)

(in thousands)	December 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	18,603	(18,067)	—	536
Provisionally priced contracts (b)	(98,190)	(67,094)	—	(165,284)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	9,705	(1,244)	—	8,461
Total	$(69,882)	$(86,405)	$7,388	$(148,899)

(in thousands)	September 30, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	26,738	(20,771)	—	5,967
Provisionally priced contracts (b)	(85,546)	(33,944)	—	(119,490)
Convertible preferred securities (c)	—	—	6,638	6,638
Other assets and liabilities (d)	10,996	(1,929)	—	9,067
Total	$(47,812)	$(56,644)	$6,638	$(97,818)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2018	2017
Assets (liabilities) at January 1,	$7,388	$3,294
Gains (losses) included in earnings	—	—
Assets (liabilities) at March 31,	$7,388	$3,294
Gains (losses) included in earnings	—	—
New investments	100	—
Asset (liabilities) at June 30,	$7,488	$3,294
Gains (losses) included in earnings	5,080	—
Unrealized gains (losses) included in other comprehensive income	—	344
New investments	986	3,000
Sale proceeds	(6,400)	—
Asset (liability) at September 30,	$7,154	$6,638

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2018, December 31, 2017 and September 30, 2017:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,388	Implied based on market prices	N/A	N/A
Real Property (b)	29,347	Third-Party Appraisal	N/A	N/A

(in thousands)	Fair Value as of September 30, 2017	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$6,638	Implied based on market prices	N/A	N/A

(a) Due to early stages of business and timing of investments, implied value based on market price was deemed to approximate fair value. As the underlying enterprises have matured, observable price changes and other additional market data is available to consider in order to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.
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

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Fair value of long-term debt, including current maturities	$445,342	$474,769	$431,542
Fair value in excess of carrying value (a)	11,629	1,451	2,389

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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
The Andersons Albion Ethanol LLC	$49,882	$45,024	$42,302
The Andersons Clymers Ethanol LLC	22,589	19,830	17,837
The Andersons Marathon Ethanol LLC	15,373	12,660	12,390
Lansing Trade Group, LLC	99,904	93,088	89,541
Thompsons Limited (a)	50,280	50,198	50,399
Other	2,322	2,439	2,562
Total	$240,350	$223,239	$215,031

 (a) Thompsons Limited and related U.S. operating company held by joint ventures
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	% Ownership at September 30, 2018	2018	2017	2018	2017
The Andersons Albion Ethanol LLC	55%	$2,408	$1,473	$4,858	$3,331
The Andersons Clymers Ethanol LLC	39%	1,376	1,822	3,121	2,597
The Andersons Marathon Ethanol LLC	33%	1,029	985	2,713	1,301
Lansing Trade Group, LLC	33% (a)	2,428	305	8,603	491
Thompsons Limited (b)	50%	35	(940)	1,345	546
Other	5% - 50%	(51)	(59)	(39)	(173)
Total		$7,225	$3,586	$20,601	$8,093

 (a) This does not consider restricted management units which once vested will reduce the ownership percentage by approximately 1%
 (b) Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $2.2 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively.
In the third quarter of 2018, The Andersons Albion Ethanol LLC and Lansing Trade Group ("LTG") qualified as significant equity investees of the Company under the income test. The following table presents unaudited summarized financial information for the investees:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$1,504,141	$1,341,123	$4,244,385	$3,797,546
Gross profit	49,497	42,973	147,013	111,468
Income (loss) from continuing operations	12,126	3,265	36,955	7,950
Net income (loss)	11,678	3,121	35,240	6,583
Net income (loss) attributable to Companies	11,678	3,300	35,240	7,486

Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT, LLC.  The Company owns 51% of ELEMENT, LLC and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC is constructing a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, LLC, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT, LLC have been included in our consolidated results of operations beginning on March 2, 2018 and are a component of our Ethanol segment. The plant is expected to be operational in 2019.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Sales revenues	$82,394	$225,367	$278,974	$665,331
Service fee revenues (a)	5,231	14,397	15,539	28,433
Purchases of product and capital assets	177,583	165,084	556,551	467,495
Lease income (b)	1,623	1,850	4,829	4,559
Labor and benefits reimbursement (c)	3,436	3,208	10,603	10,071

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Accounts receivable (d)	$32,584	$30,252	$18,694
Accounts payable (e)	32,347	27,866	27,413

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended September 30, 2018 and 2017, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $161.9 million and $160.8 million, respectively. For the nine months ended September 30, 2018 and 2017, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $480.4 million and $445.4 million, respectively.

For the three and nine months ended September 30, 2017 revenues recognized for the sale of corn to the unconsolidated ethanol LLCs were $119.1 million and $362.2 million. As a result of the new revenue recognition guidance, these transactions are now being recorded on a net basis instead of a gross basis, which is included in service fee revenues above. See Note 7 for further discussion.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of September 30, 2018, December 31, 2017 and September 30, 2017 was $6.8 million, $0.2 million and $1.9 million, respectively. The fair value of derivative contract liabilities with related parties as of September 30, 2018, December 31, 2017 and September 30, 2017 was $7.2 million, $2.5 million and $0.1 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues from external customers
Grain	$343,430	$497,613	$986,202	$1,464,588
Ethanol	194,849	191,531	568,625	533,515
Plant Nutrient	104,188	103,620	542,911	514,943
Rail	43,112	43,093	134,982	121,632
Other	—	738	—	47,595
Total	$685,579	$836,595	$2,232,720	$2,682,273

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Inter-segment sales
Grain	$442	$72	$1,435	$279
Plant Nutrient	—	—	—	241
Rail	288	327	959	893
Total	$730	$399	$2,394	$1,413

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Income (loss) before income taxes
Grain	$(8,619)	$2,641	$1,228	$4,497
Ethanol	9,058	6,098	17,022	12,474
Plant Nutrient	(7,976)	(7,920)	8,239	(27,074)
Rail	5,732	6,127	10,645	18,065
Other	(2,057)	(2,024)	(13,734)	(27,665)
Noncontrolling interests	223	83	(175)	73
Total	$(3,639)	$5,005	$23,225	$(19,630)

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Identifiable assets
Grain	$788,770	$948,871	$799,655
Ethanol	263,949	180,173	173,545
Plant Nutrient	415,314	379,309	389,396
Rail	564,227	490,448	446,884
Other	119,358	163,553	154,680
Total	$2,151,618	$2,162,354	$1,964,160

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
Commitments
In the first quarter of 2018, the Company began construction of a new ethanol facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $105.9 million of remaining obligation, of which $10.5 million has been prepaid, as of September 30, 2018.
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
The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $23.1 million, $24.3 million, and $24.7 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $1.5 million, $1.4 million, and $1.4 million at September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

15. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Supplemental disclosure of cash flow information
Interest paid	$23,327	$20,356
Noncash investing and financing activity
Capital projects incurred but not yet paid	13,941	6,319
Investment merger (decreasing equity method investments and non-controlling interest)	—	8,360
Dividends declared not yet paid	4,663	4,501
Debt resulting from accounting standard adoption	36,953	—
Railcar assets resulting from accounting standard adoption	25,643	—

16. Sale of Assets
The Company closed on an agreement to sell its grain elevators in Humboldt, Kenton and Dyer, Tennessee for $19.5 million plus working capital during the second quarter of 2018 and its Como location for $1.3 million plus working capital during the third quarter of 2018.
During the third quarter of 2018, the Company also closed on an agreement to sell one of its convertible preferred security investments for $6.4 million and recorded a pre-tax gain of $3.9 million in Other income, net.

The Company sold two of its retail properties during the third quarter of 2017 for $7.6 million and recorded a $5.7 million gain in Other income, net.

On March 31, 2017 the Company sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net. The sale price included a working capital adjustment of $3.6 million.

17. Exit Costs and Assets Held for Sale

The Company classified $29.5 million of assets as held for sale on the Condensed Consolidated Balance Sheet at September 30, 2018. This includes $25.1 million of Rail Group assets, which is primarily comprised of barges. Additionally, property plant and equipment of $4.4 million was classified as held for sale including $4.2 million of Retail store assets and $0.2 million relating to administrative offices at an outlying location in the Plant Nutrient Group

The Company classified $37.9 million of assets as Assets held for sale on the Condensed Consolidated Balance Sheet at December 31, 2017. This includes $19.5 million of Property, plant and equipment, net, $11.4 million of Inventories, and $1.2 million of Commodity derivative assets related to certain western Tennessee locations of the Grain Group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively.

The Company classified $8.4 million of Property, plant and equipment, net as Assets held for sale on the Condensed Consolidated Balance Sheet at September 30, 2017, all of which related to Retail store assets.

The Retail business closed during the second quarter of 2017. Inventory and fixtures liquidation efforts were completed throughout the year. The Company recorded minimal additional exit charges during the third quarter of 2017 and a total of $11.5 million during the first nine months of 2017.

18. Subsequent Events

On October 15, 2018, the Company entered into an agreement to purchase the remaining equity (not currently owned by the Company) of LTG. The transaction will also result in the consolidation of Thompsons and related entities as they are currently jointly owned by the Company and LTG.  The Company currently owns approximately 32.5% of LTG equity and will acquire the remaining approximately 67.5% interest for approximately $305 million, which includes the Company’s share of estimated working capital of the acquired entities and other closing adjustments. The Company will assume approximately $166 million of long-term debt, consisting of up to $130 million from LTG and about $36 million from Thompsons. The Company will pay the purchase price with cash and unregistered common shares of the Company. The Company intends to fund the cash portion utilizing the Company's existing line of credit. The final purchase price will be dependent on the number of shares issued, share price on date of closing, and actual working capital, among other items. The transaction is expected to close in the January 2019.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2017 Form 10-K, have not materially changed through the third quarter of 2018, other than as a result of adopting the new revenue recognition accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 7.

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

Grain Group

The Grain Group’s results in the third quarter were down due to significantly lower basis levels, due primarily to high new crop yields and exports tariffs. While the drop in basis levels led to third quarter losses, the Group should now have the ability to fill the remainder of our storage capacity at attractive prices which provides strong basis appreciation opportunity going into the fourth quarter.

Grain inventories on hand at September 30, 2018 were 72.0 million bushels. These amounts compare to 75.1 million bushels on hand at September 30, 2017, of which 1.0 million bushels were stored for others. Total grain storage capacity, including temporary pile storage, was approximately 140 million bushels at September 30, 2018 compared to 153 million bushels at September 30, 2017. This decrease in capacity is a result of the sale of four Tennessee locations in 2018.

In October, the Company announced that it had entered into a merger agreement with Lansing Trade Group, LLC, its long-time affiliate, to acquire the 67.5% of Lansing equity that it does not already own. We believe the acquisition will create a grain and trading business of highly complementary assets with greater scale that will significantly expand our reach in the agricultural marketplace.

Ethanol Group

The Ethanol Group's third quarter results reflect increased ethanol volumes from improved yields at the plant locations as well as an increase in coproduct sales. Improved DDG values helped drive improved results at the Group's unconsolidated LLC's.

The construction of the Group's new bio-refinery facility is well underway and the project is expected to be operational by mid- 2019.

Ethanol and related coproducts volumes for the three and nine months ended September 30, 2018 and 2017 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Ethanol (gallons shipped)	117,848	108,452	337,984	307,379
E-85 (gallons shipped)	16,022	12,482	47,501	32,385
Corn Oil (pounds shipped)	5,200	4,504	15,574	12,842
DDG (tons shipped) *	40	42	120	121
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's third quarter results reflect a decrease in sales volume in our primary nutrients and lower margins in our specialty nutrient products. While primary product margins have improved, the outlook for the Group remains challenged.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 476 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at September 30, 2018, compared to approximately 478 thousand tons for dry nutrients and approximately 525 thousand tons for liquid nutrients at September 30, 2017.

Tons of product sold for the three and nine months ended September 30, 2018 and 2017 were as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Primary nutrients	214	254	1,072	1,099
Specialty nutrients	108	109	541	540
Other	13	15	42	53
Total tons	335	378	1,655	1,692

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micro-nutrients for wholesale and farm center businesses, as well as the lawn business. Other tons includes those from the cob business.

Rail Group

The Rail Group results reflect a decrease in the leasing business due to lower leasing rates. Renewal lease rates are lower than the expiring rates, even though market rates have seen gradual improvement. Despite lower lease rates, the base leasing business remains healthy as it saw an increase in average utilization rates from 85.8 percent in the third quarter of 2017 to 92.0 percent in the third quarter of 2018. A portion of this increase is attributable to the railcar scrap program from the second quarter. However, most of the increase is from higher industry carload traffic. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2018 were 22,509 compared to 22,986 at September 30, 2017, due to the scrapped cars and excluding the remaining cars held for sale.

The Group expects continued steady growth in cars on lease, with an abundant railcar supply putting pressure on renewing lease rates. We also expect the repair business to continue to grow profitably.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Sales and merchandising revenues	$685,579	$836,595	$2,232,720	$2,682,273
Cost of sales and merchandising revenues	631,715	766,924	2,024,677	2,448,310
Gross profit	53,864	69,671	208,043	233,963
Operating, administrative and general expenses	65,986	68,153	190,096	219,242
Asset impairment	—	—	6,272	—
Goodwill impairment	—	—	—	42,000
Interest expense (income)	5,176	5,384	20,000	17,472
Equity in earnings (losses) of affiliates, net	7,225	3,586	20,601	8,093
Other income (expense), net	6,434	5,285	10,949	17,028
Income (loss) before income taxes	(3,639)	5,005	23,225	(19,630)
Income (loss) attributable to noncontrolling interests	223	83	(175)	73
Income (loss) before income taxes attributable to The Andersons, Inc.	$(3,862)	$4,922	$23,400	$(19,703)
Comparison of the three months ended September 30, 2018 with the three months ended September 30, 2017:
Grain Group

	Three months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$343,430	$497,613
Cost of sales and merchandising revenues	326,818	465,297
Gross profit	16,612	32,316
Operating, administrative and general expenses	26,142	27,622
Interest expense (income)	2,126	1,898
Equity in earnings (losses) of affiliates, net	2,412	(694)
Other income (expense), net	625	539
Income (loss) before income taxes	$(8,619)	$2,641

Operating results for the Grain Group declined by $11.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $154.2 million and cost of sales and merchandising revenues decrease $138.5 million for an unfavorable net gross profit impact of $15.7 million. The adoption of ASC 606 led to a decrease in revenue of $170.4 million related primarily to grain origination revenues. The gross profit decrease was primarily driven by mark-to-market changes on our grain inventory that we believe will substantially rebound before year-end.

Equity in earnings of affiliates improved by $3.1 million due to better operating results from Lansing Trade Group during the quarter.

Ethanol Group

	Three months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$194,849	$191,531
Cost of sales and merchandising revenues	187,889	185,143
Gross profit	6,960	6,388
Operating, administrative and general expenses	3,296	4,526
Interest expense (income)	(784)	(27)
Equity in earnings (losses) of affiliates, net	4,813	4,280
Other income (expense), net	20	12
Income (loss) before income taxes	9,281	6,181
Income (loss) attributable to noncontrolling interests	223	83
Income (loss) before income taxes attributable to The Andersons, Inc.	$9,058	$6,098

Operating results for the Ethanol Group improved $3.0 million from the same period last year. Sales and merchandising revenues increased $3.3 million compared to the results of the same period last year. This was driven by strong yields which led to a 9% increase in ethanol gallons sold. Cost of sales and merchandising revenues increased as a result of the increase in sales volume.

Operating, administrative and general expenses decreased $1.2 million primarily due to a $1.5 million write-off of a potential capital project that occurred in 2017.

Equity in earnings of affiliates increased $0.5 million due to improved results from the unconsolidated ethanol LLCs. The improved results were driven by an improvement in DDG values and productivity savings in the current quarter.
Plant Nutrient Group

	Three months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$104,188	$103,620
Cost of sales and merchandising revenues	88,646	86,271
Gross profit	15,542	17,349
Operating, administrative and general expenses	22,829	22,086
Interest expense (income)	1,315	1,561
Other income (expense), net	626	(1,622)
Income (loss) before income taxes	$(7,976)	$(7,920)

Operating results for the Plant Nutrient Group were flat compared to the same period in the prior year. Sales and merchandising revenues increased $0.6 million which was more than offset by an increase in cost of sales and merchandising revenues of $2.4 million. This led to a decrease in gross profit of $1.8 million. While there was an 10% reduction in volume year over year, much of the shortfall in gross profit is the result of continued margin compression for specialty nutrients.

Operating, administrative and general expenses increased $0.7 million due an increase in amortization from capitalized software.

Other income is $2.2 million higher due to a legal settlement of $2.1 million paid in the prior year.

Rail Group

	Three months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$43,112	$43,093
Cost of sales and merchandising revenues	28,362	29,671
Gross profit	14,750	13,422
Operating, administrative and general expenses	6,636	6,246
Interest expense (income)	2,602	1,742
Other income (expense), net	220	693
Income (loss) before income taxes	$5,732	$6,127

Operating results declined $0.4 million from the same period last year while Sales and merchandising revenues remained flat. Leasing revenues increased by approximately $1.4 million due to higher utilization and repair and other revenues increased $0.3 million. This was offset by a decrease in car sales revenue of $2.1 million as we sold fewer cars than prior year. Cost of sales and merchandising revenues decreased $1.3 million compared to the prior year due to lower car sales, in addition to lower freight and storage costs, as we had on average fewer idle cars than the prior year quarter. As a result, gross profit increased $1.3 million compared to last year.

Interest expense increased $0.9 million as a result of the revolving asset-based loan and impact of adopting the new revenue recognition standard.
Other

	Three months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$738
Cost of sales and merchandising revenues	—	542
Gross profit	—	196
Operating, administrative and general expenses	7,083	7,673
Interest expense (income)	(83)	210
Other income (expense), net	4,943	5,663
Income (loss) before income taxes	$(2,057)	$(2,024)

Sales and merchandising revenues decreased $0.7 million, cost of sales and merchandising revenues decreased $0.5 million and gross profit decreased $0.2 million. These decreases are a result of the retail business winding down operations in the prior year.

Operating, administrative and general expenses decreased $0.6 million. We incurred $3.5 million of transaction costs related to the merger with LTG which was partially offset by reduction in health care claim costs. Additionally, labor, severance, benefits and other operating expenses decreased $1.5 million due to the shutdown of the retail business as these costs were incurred in the third quarter of 2017 but not incurred in the second quarter of 2018.

Other income, net decreased by $0.7 million. Income for 2018 includes $3.9 million of gains related to the sale of an investment and an increase in value of $1.2 million related to another investment, while 2017 includes $5.7 million of gains related to the sale of retail stores.

Income Taxes

For the three months ended September 30, 2018, the Company recorded income tax benefit of $1.8 million at an effective rate of 48.5%. In 2017, the Company recorded an income tax expense of $2.4 million at an effective tax rate of 47.4%. The net increase in effective tax rate resulted from the current period loss before income taxes, discrete net tax benefits from provision to return items including transition tax, and additional tax benefits for prior year amendments for federal tax credits. This was offset by the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the U.S. tax reform.

Comparison of the Nine months ended September 30, 2018 with the Nine months ended September 30, 2017:
Grain Group

	Nine months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$986,202	$1,464,588
Cost of sales and merchandising revenues	908,833	1,378,176
Gross profit	77,369	86,412
Operating, administrative and general expenses	77,669	78,904
Asset impairment	1,564	—
Interest expense (income)	9,015	6,921
Equity in earnings (losses) of affiliates, net	9,909	864
Other income (expense), net	2,198	3,046
Income (loss) before income taxes	$1,228	$4,497

Operating results for the Grain Group declined by $3.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased $478.4 million which was largely offset by a decrease in cost of sales and merchandising revenues of $469.3 million for a decrease in gross profit of $9.0 million. The adoption of ASC 606 led to a decrease in revenue of $515.4 million and an equal offsetting decrease to cost of sales related primarily to grain origination revenues. The gross profit decrease was driven by mark-to-market changes on our grain inventory in the third quarter.

In the second quarter of 2018, asset impairment charges were recorded for $1.6 million related to Grain operations in Tennessee. These assets were sold during the third quarter.

Interest expense increased $2.1 million due to rising interest rates and higher average working capital usage.

Equity in earnings of affiliates improved by $9.0 million due to better operating results from Lansing Trade Group.

Ethanol Group

	Nine months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$568,625	$533,515
Cost of sales and merchandising revenues	553,757	518,267
Gross profit	14,868	15,248
Operating, administrative and general expenses	9,966	10,016
Interest expense (income)	(1,095)	(52)
Equity in earnings (losses) of affiliates, net	10,692	7,229
Other income (expense), net	158	34
Income (loss) before income taxes	16,847	12,547
Income (loss) attributable to noncontrolling interests	(175)	73
Income (loss) before income taxes attributable to The Andersons, Inc.	$17,022	$12,474

Operating results for the Ethanol Group improved $4.5 million from the same period last year. Sales and merchandising revenues increased $35.1 million compared to the results of the same period last year. This was driven by an 11% increase in ethanol volumes largely attributable to the Albion expansion. Cost of sales and merchandising revenues increased as a result of the increase in sales volume.

Interest expense is $1.0 million less than the same period last year as a result of capitalizing interest related to the construction of the bio-refinery facility.

Equity in earnings of affiliates increased $3.5 million due to improved results from the unconsolidated ethanol LLCs. Improved earnings are driven by improved DDG values, lower expense and lower productivity savings in the current quarter.

Plant Nutrient Group

	Nine months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$542,911	$514,943
Cost of sales and merchandising revenues	467,965	431,852
Gross profit	74,946	83,091
Operating, administrative and general expenses	64,210	67,727
Goodwill impairment	—	42,000
Interest expense (income)	4,397	5,016
Other income (expense), net	1,900	4,578
Income (loss) before income taxes	$8,239	$(27,074)

Operating results for the Plant Nutrient Group improved $35.3 million over the same period in the prior year, driven mostly from the nonrecurring goodwill impairment charge of $42.0 recorded in the prior year. Sales and merchandising revenues increased $28.0 million which was more than offset by an increase in cost of sales and merchandising revenues of $36.1 million. This led to an $8.1 million decrease in gross profit as the result of margin compression, mainly for specialty products and the sale of the Florida Farm Center after the first quarter of 2017.

Operating, administrative and general expenses decreased $3.5 million, largely due to the sale of the Florida farm center locations in 2017.

Other income, net decreased $2.7 million which is a result of a $4.7 million gain on the sale of farm center locations in Florida and a legal settlement of $2.1 million that were recorded in 2017.
Rail Group

	Nine months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$134,982	$121,632
Cost of sales and merchandising revenues	94,122	83,203
Gross profit	40,860	38,429
Operating, administrative and general expenses	18,730	17,141
Asset impairment	4,708	—
Interest expense (income)	7,688	5,487
Other income (expense), net	911	2,264
Income (loss) before income taxes	$10,645	$18,065

Operating results declined $7.4 million from the same period last year. Sales and merchandising revenues increased $13.4 million. Revenue from car sales increased by $9.5 million, including cars scrapped, and leasing revenues increased by $6.0 million due to higher utilization. These were offset by a $2.1 million decrease in repair and other revenues. Cost of sales and merchandising revenues increased $10.9 million compared to the prior year primarily due to an increase in car sales. As a result, gross profit increased $2.4 million compared to last year.

Operating, administrative and general expenses increased primarily due to an increase in depreciation from cars added to the balance sheet as a result of adopting the new revenue accounting standard.

Asset impairment charges were recorded for $4.7 million from a decision to scrap idle, out-of-favor cars during the second quarter of 2018.

Other income decreased $1.4 million, as end of lease settlements that occurred in the first quarter of 2017 did not recur.

Other

	Nine months ended September 30,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$47,595
Cost of sales and merchandising revenues	—	36,812
Gross profit	—	10,783
Operating, administrative and general expenses	19,521	45,454
Interest expense (income)	(5)	100
Other income (expense), net	5,782	7,106
Income (loss) before income taxes	$(13,734)	$(27,665)

Sales and merchandising revenues decreased $47.6 million, cost of sales and merchandising revenues decreased $36.8 million and gross profit decreased $10.8 million. These decreases are a result of the retail business partially operating in the first six months of 2017 but no longer operational in 2018.

Operating, administrative and general expenses decreased $25.9 million primarily due to a decrease in labor, severance, benefits and other operating expenses that were incurred in the first nine months of 2017 as a result of the shutdown of the retail business, but not incurred in 2018.

Other income, net decreased by $1.4 million. Income for 2018 includes $3.9 million of gains related to the sale of an investment and an increase in value of $1.2 million related to another investment, while 2017 includes $5.7 million in gains related to the sale of retail stores and $1.2 million for the sale of fixtures.

Income Taxes

For the nine months ended September 30, 2018, an income tax expense of $5.7 million was recorded at an effective rate of 24.4%. In 2017, income tax expense of $7.5 million was recorded at an effective rate of (38.2)%. The change in 2018 effective tax rate is primarily due to the benefits of tax reform as well as a nondeductible goodwill impairment charge that was recorded in the prior year.

Liquidity and Capital Resources
Working Capital
At September 30, 2018, the Company had working capital of $187.6 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2018	September 30, 2017	Variance
Current Assets:
Cash and cash equivalents	$16,820	$24,478	$(7,658)
Accounts receivable, net	206,380	196,192	10,188
Inventories	490,331	475,602	14,729
Commodity derivative assets – current	76,861	45,202	31,659
Other current assets	58,374	53,958	4,416
Assets held for sale	29,527	8,383	21,144
Total current assets	878,293	803,815	74,478
Current Liabilities:
Short-term debt	132,000	19,000	113,000
Trade and other payables	344,406	381,359	(36,953)
Customer prepayments and deferred revenue	38,242	29,520	8,722
Commodity derivative liabilities – current	91,403	38,578	52,825
Accrued expenses and other current liabilities	68,925	67,064	1,861
Current maturities of long-term debt	15,677	53,972	(38,295)
Total current liabilities	690,653	589,493	101,160
Working Capital	$187,640	$214,322	$(26,682)
September 30, 2018 current assets increased $74.5 million in comparison to those of September 30, 2017. This increase was primarily due to increases in accounts receivable, inventories, assets held for sale and commodity derivative assets. Accounts receivable increased due to the amount and timing of sales in the Grain Group. The increase in inventory relates to an increase in Plant Nutrients inventory as a result of holding inventory for appreciation, which was partially offset by a decrease in Grain inventory due to the sale of Tennessee locations. Assets held for sale increased primarily as a result of the decision to sell barges in the Rail Group. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, show a net decrease. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $101.2 million compared to the prior year primarily due to increases in short-term debt and commodity derivative liabilities. Current maturities of long-term debt decreased as debt was paid down using short-term debt. Overall, debt increased due of timing of payables and purchases of fixed assets in the rail group. Additionally, trade and other payables decreased due to higher hold pay requests from vendors and a decrease in payables related to Tennessee due to the sale of these locations.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $28.8 million and $60.7 million in the first nine months of 2018 and 2017, respectively. The decrease in cash provided was due to changes in working capital, as discussed above. This was partially offset by a $16.2 million decrease due to lower dividends from equity affiliates.
Investing Activities
Investing activities used cash of $115.9 million through the first nine months of 2018 compared to cash used of $64.8 million in the prior year. Cash used for the purchases of property, plant, equipment, and software increased due to costs associated with the construction of the bio-refinery in the first nine months of 2018. This was partially offset by $15.7 million proceeds from the sale of assets from the sale of three Tennessee grain locations, corporate investments and proceeds from scrapping project in the Rail Group.

In 2018, we expect to spend a total of $120 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions or non-recourse debt of approximately $100 million during the year.
In addition to the construction of the bio-refinery, total capital spending for 2018 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $60 million.
Financing Activities
Financing activities provided cash of $69.0 million and used $34.0 million for the nine months ended September 30, 2018 and 2017, respectively. This was largely due to an increase in proceeds from debt and an increase in proceeds from noncontrolling interest owner related to our investment in the bio-refinery.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,085.0 million in borrowings. This amount includes $15.0 million of debt of The Andersons Denison Ethanol LLC, $70 million of debt of ELEMENT LLC and $200.0 million of debt of The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company. Of that total, we had $823.1 million available for borrowing at September 30, 2018. Peak short-term borrowings to date were $555 million on April 12, 2018. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $14.0 million in dividends in the nine months of 2018 compared to $13.5 million in the prior year. We paid $0.165 per common share for the dividends paid in January, April and July 2018 and $0.16 per common share for the dividends paid in January, April and July 2017. On August 24, 2018 we declared a cash dividend of $0.165 per common share payable on October 22, 2018 to shareholders of record on October 1, 2018.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2018. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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

The following table describes our Rail Group asset positions at September 30, 2018:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	665
Owned - railcar assets leased to others	On balance sheet – non-current	18,853
Railcars leased from financial intermediaries	Off balance sheet	2,502
Railcars in non-recourse arrangements	Off balance sheet	326
Total Railcars		22,346
Locomotive assets leased to others	On balance sheet – non-current	24
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		28
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		15
In addition, we manage 750 railcars for third party customers or owners for which we receive a fee and we classified 69 railcars and 50 barges as held for sale as of September 30, 2018, all of which are excluded from the table above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2018.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective.
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

2.1
Agreement and Plan of Merger among The Andersons, Inc., Brisket Merger Sub 1, LLC, Brisket Merger Sub 2, LLC, Brisket Merger Sub 3, LLC, LGC Group, Inc. and Lansing Trade Group, LLC, dated October 15, 2018 (Incorporated by reference to Form 8-K filed October 16, 2018)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 6, 2018	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	By /s/ Brian A. Valentine
Brian A. Valentine
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

2.1
Agreement and Plan of Merger among The Andersons, Inc., Brisket Merger Sub 1, LLC, Brisket Merger Sub 2, LLC, Brisket Merger Sub 3, LLC, LGC Group, Inc. and Lansing Trade Group, LLC, dated October 15, 2018 (Incorporated by reference to Form 8-K filed October 16, 2018)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.