Form 10-K
period 2018-12-31
Andersons, Inc.
filed 2019-02-27
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter)

OHIO	34-1562374
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1947 Briarfield Boulevard, Maumee, Ohio	43537
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (419) 893-5050
Securities registered pursuant to Section 12(b) of the Act: Common Shares [Nasdaq Global Market]
Securities registered pursuant to Section 12(g) of the Act: None

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $914.8 million as of June 30, 2018, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market.
The registrant had approximately 32.5 million common shares outstanding, no par value, at February 15, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission on or about March 15, 2019.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company conducts business across North America in the grain, ethanol, plant nutrient and rail sectors.

Segment Descriptions

The Company's operations are classified into four reportable business segments: Grain, Ethanol, Plant Nutrient, and Rail. Each of these segments is organized based upon the nature of products and services offered. See Note 14 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Grain Group

The Grain Group primarily operates grain elevators in various states in the U.S. Corn Belt. Income is earned on grain bought and sold or “put thru” the elevator, grain that is purchased and conditioned for resale, and space income. Space income consists of appreciation or depreciation in the basis value of grain held and represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and grain stored for others upon which storage fees are earned. The Grain business also offers a number of unique grain marketing, risk management and corn origination services to its customers and affiliated ethanol facilities for which it collects fees.

The Company has a lease and marketing agreement with Cargill, Incorporated for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill holds marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. As of December 31, 2018, the lease of the Cargill-owned facilities covers approximately 6%, or 8.8 million bushels, of the Company's total storage space.

Grain prices are not predetermined, so sales are negotiated by the Company's merchandising staff. The principal grains sold by the Company are corn, soybeans and wheat. Approximately 86% of grain sales by the Company in 2018 were purchased by U.S. grain processors and feeders, and approximately 14% were exported. Most of the Company's exported grain sales are made through intermediaries while some grain is shipped directly to foreign countries, mainly Canada. The Company ships grain from its facilities by rail, truck, or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo. In addition, grain is transported via truck for direct ship transactions in which producers sell grain to the Company, but have it delivered directly to the end user.

The Company's grain operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of grain to the Company's facilities throughout the year. The Company makes grain purchases at prices referenced to regulated commodity exchanges.

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

Fixed price purchase and sale commitments as well as grain held in inventory expose the Company to risks related to adverse changes in market prices. Grain prices are typically comprised of two components, futures prices on regulated commodity exchanges and local basis adjustments. The Company manages the futures price risk by entering into exchange-traded futures and option contracts with regulated commodity exchanges. The contracts are economic hedges of price risk but are not designated or accounted for as hedging instruments. These regulated commodity exchanges maintain futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

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

Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain generally are made by contract for delivery in a future period. When the Company purchases grain at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on a regulated commodity exchange, it also enters into an offsetting sale of a futures contract on the regulated commodity exchange. Similarly, when the Company sells grain at a fixed price, the sale is offset with the purchase of a futures contract on the regulated commodity exchange. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company's ownership positions due to changing market prices are netted with, and generally offset in the statement of operations by, losses and gains in the value of the Company's futures positions.

When a futures contract is entered into, an initial margin deposit must be sent to the regulated commodity exchange. The amount of the margin deposit is set by the regulated commodity exchange and varies by commodity. If the market price of a futures contract moves in a direction that is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required by regulated commodity exchanges. Subsequent price changes could require additional maintenance margin deposits or result in the return of maintenance margin deposits by the regulated commodity exchange. Significant increases in market prices, such as those that occur when grain supplies are affected by unfavorable weather conditions and/or when increases in demand occur, can have an effect on the Company's liquidity and, as a result, require it to maintain appropriate short-term lines of credit. The Company may utilize regulated commodity exchange option contracts to limit its exposure to potential required margin deposits in the event of a rapidly rising market.

As of December 31, 2018, the Company owned 33% of the equity in Lansing Trade Group LLC (“LTG”). LTG is largely focused on the movement of physical commodities, including grain and ethanol, and is exposed to some of the same risks as the Company's grain and ethanol businesses. LTG also trades in commodities that the Company's grain and ethanol businesses do not trade in, some of which are not exchange traded. This investment provides the Company with further opportunity to diversify and complement its income through activity outside of its traditional product and geographic regions. This investment is accounted for under the equity method. The Company, along with LTG, also established joint ventures and purchased a grain and food-bean handler and agronomy input provider with 12 locations across Ontario, Canada and Minnesota. These investments are accounted for under the equity method. The Company periodically enters into transactions with these joint ventures as disclosed in Note 13 to the Consolidated Financial Statements in Item 8. In the fourth quarter of 2018, the company announced it entered into an agreement to purchase the remaining equity (not currently owned by the Company) of LTG. The transaction closing was effective January 1, 2019 and will result in the consolidation of LTG and Thompsons and related entities, as they are currently jointly owned by the Company and LTG, in 2019.

Ethanol Group

The Ethanol Group owns 100% of an ethanol plant that is located in Iowa which has nameplate capacity of 55 million gallons. The Group also has ownership interests in three limited liability companies (“the ethanol LLCs” or “LLCs”), each of which owns an ethanol plant that is operated by the Company's Ethanol Group. The plants are located in Indiana, Michigan, and Ohio and have combined nameplate capacity of 330 million gallons of ethanol. The Group purchases and sells ethanol, offers facility operations, risk management, and ethanol and corn oil marketing services to the ethanol plants it invests in and operates.

The Company holds a 55% interest in The Andersons Albion Ethanol LLC (“TAAE”) and a 39% interest in The Andersons Clymers Ethanol LLC (“TACE”). On January 1, 2017, The Andersons Ethanol Investment LLC (“TAEI”) was merged with and into The Andersons Marathon Ethanol LLC (“TAME”). The Company had owned 66% of TAEI, which, in turn, had owned 50% of TAME. Pursuant to the merger, the Company’s ownership units in TAEI were canceled and converted into ownership units in TAME. As a result, the Company now directly owns 33% of the outstanding ownership units of TAME. All operating ethanol LLC investments are accounted for using the equity method of accounting.

The Company has a management agreement with each of the LLCs. As part of these agreements, the Ethanol Group runs the day-to-day operations of the plants and provides all administrative functions. The Company is compensated for these services based on a fixed cost plus an indexed annual increase determined by a consumer price index. Additionally, the Company has entered into agreements with each of the LLCs under which it has the exclusive right to act as supplier for 100% of the corn used by the LLCs in the production of ethanol. For this service, the Company receives a fee for each bushel of corn sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases most, if not all, of the ethanol produced by the LLCs at the same price it will resell the ethanol to external customers. The Ethanol Group receives a fee for each gallon of ethanol sold to external customers sourced from these LLCs. Under the distillers dried grains ("DDG") and corn oil marketing agreements, the Company markets the DDG and corn oil and receives a fee on units sold.

The Company also owns 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. owns the remaining 49% interest.  ELEMENT is constructing a 70 million-gallon-per-year bio-refinery.  ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The plant is expected to be operational in 2019.

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

In its plant nutrient businesses, the Company competes with regional and local cooperatives, wholesalers and retailers, predominantly publicly owned manufacturers and privately-owned retailers, wholesalers and importers. Some of these competitors are also suppliers and have considerably larger resources than the Company. Competition in the nutrient business is based largely on depth of product offering, price, location and service. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.

Wholesale Nutrients - The Wholesale Nutrients business manufactures, stores, and distributes dry and liquid agricultural nutrients, and pelleted lime and gypsum products annually. The major nutrient products sold by the business principally contain nitrogen, phosphate, potassium and sulfur. Product lines include primary nutrients which are typically bought and sold as commodities and specialty products which support more sustainable farming practices and command higher margins. The distribution and sales channels for both types of nutrients are shared within the Wholesale Nutrients business.

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

Lawn Products - Proprietary professional lawn care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also produces and sells fertilizer and control products to various markets.

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

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either in off-balance sheet operating leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. We are under contract to provide maintenance services for many of the Rail Group assets that we own or manage. Refer to the Off-Balance Sheet Transactions section of Management's Discussion and Analysis for a breakdown of our railcar, locomotive and barge positions at December 31, 2018.

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

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to its success, and the Company recognizes the worth and dignity of every individual. The Company strives to treat each person with respect and utilize his or her unique talents. At December 31, 2018, the Company had 1,802 full-time and 56 part-time or seasonal employees.

Government Regulation

Grain sold by the Company must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture (“USDA”).

The production levels, markets and prices of the grains that the Company merchandises are affected by United States government programs, which include acreage control and price support programs of the USDA. In regard to our investments in ethanol production facilities, the U.S. government has mandated a ten percent blend for motor fuel gasoline sold.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2018.

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

Certain of our business segments are affected by the supply and demand of commodities and are sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.

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

Corn - The principal raw material that the ethanol LLCs use to produce ethanol and co-products is corn. As a result, an increase in the price of corn in the absence of a corresponding increase in petroleum-based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the ethanol LLCs. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shift in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and potentially harm the income generated from our investments in ethanol LLCs. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

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

Natural gas - We rely on third parties for our supply of natural gas, which is consumed in the drying of wet grain, manufacturing of certain lawn products, pelleted lime and gypsum, and manufacturing of ethanol within the LLCs. The prices for and availability of natural gas are subject to market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather and overall economic conditions. Significant disruptions in the supply of natural gas could impair the operations of the ethanol facilities. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect future results of operations and financial position.

Gasoline and oil - We market ethanol as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of gasoline with which it is blended and as a substitute for petroleum-based gasoline. As a result, ethanol prices will be influenced by the supply and demand for gasoline and oil and our future results of operations and financial position may be adversely affected if gasoline and oil demand or price changes.

Potash, phosphate and nitrogen - Raw materials used by the Plant Nutrient business include potash, phosphate and nitrogen, for which prices can be volatile and are driven by global and local supply and demand factors. Significant increases in the price of these commodities may result in lower customer demand and higher than optimal inventory levels. In contrast, reductions in the price of these commodities may create lower of cost or net realizable value adjustments to inventories.

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

Grain and Ethanol businesses - In our Grain and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the grains we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargoes. Because a portion of our grain sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination. In particular, the imposition of new tariffs or uncertainty around future tariff levels can cause significant fluctuations in the futures and basis levels of agricultural commodities, impacting our earnings.

The compliance burden and impact on our operations and profitability as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations have imposed additional regulatory tasks which took effect in 2014, although the full burden of the Act is not yet fully-known as some areas of regulatory rule making are not yet completed. These efforts to change the regulation of financial markets may subject users of derivatives to extensive oversight and regulation by the Commodity Futures Trading Commission. Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. We will continue to monitor these developments. Any of these matters could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects.

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

Demand for rail cars closely follows general economic activity and may be adversely affected by recession or general economic slowdowns.

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

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and our profit margins would suffer.

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

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of grain. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.

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

A significant amount of our grain and ethanol purchases and sales are made through forward contracting. In addition, the Company uses exchange traded and, to a lesser degree, over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts to not perform on its obligation.

A significant portion of the Company's assets are geographically concentrated in the Eastern Corn Belt. Localized weather and other market factors may have a disproportionate impact on our business compared to our competitors.

A significant portion of Company's the assets are exposed to conditions in the Eastern Corn Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Grain, Ethanol and Plant Nutrient businesses. Higher basis levels or adverse crop conditions in the Eastern Corn Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

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

We currently have investments in several limited liability companies and joint ventures. By operating a business through this arrangement, we do not have control over certain operating decisions as we would if we owned the business outright. Specifically, we cannot act on major business initiatives without the consent of the other investors, who may not always be in agreement with our ideas.

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

Due to the nature of some of the businesses in which we operate, we are exposed to significant operational hazards such as grain dust explosions, fires, malfunction of equipment, abnormal pressures, blowouts, pipeline and tank ruptures, chemical spills or run-off, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage and may result in suspension of operations and the imposition of civil or criminal penalties. If grain dust were to explode at one of our elevators, if an ethanol plant were to explode or catch fire, or if one of our pieces of equipment were to fail or malfunction due to an accident or improper maintenance, it could put our employees and others at serious risk.

The Company's information technology systems may impose limitations or failures, or may face external threats, which may affect the Company's ability to conduct its business.

The Company's information technology systems, some of which are dependent on services provided by third parties, provide critical data connectivity, information and services for internal and external users.  These interactions include, but are not limited to, ordering and managing materials from suppliers, converting raw materials to finished products, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, human resources and other processes necessary to manage the business.  The Company has put in place business continuity plans for its critical systems.  However, if the Company's information technology systems are damaged, or cease to function properly due to any number of causes, such as catastrophic events or power outages, and the Company's business continuity plans do not allow it to effectively recover on a timely basis, the Company may suffer interruptions in the ability to manage its operations, which may adversely impact the Company's operating results. Our security measures may also be breached due to employee error, malfeasance, or otherwise. In addition, although the systems continue to be refreshed periodically, portions of the infrastructure are outdated and may not be adequate to support new business processes, accounting for new transactions, or implementation of new accounting standards if requirements are complex or materially different than what is currently in place.
Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information to gain access to our data or our users' data. As a response, the Company requires user names and passwords to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company and user data or accounts. The Company also conducts annual tests and assessments using independent third parties. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. We cannot assure our ability to prevent, repel or mitigate the effects of such an attack by outside parties. The Company also relies on third parties to maintain and process certain information which could be subject to breach or unauthorized access to Company or employee information. Any such breach or unauthorized access could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business.
The Company's design and implementation of the Company's Enterprise Resource Planning system could face significant difficulties.

The Company is designing and implementing the Company's Enterprise Resource Planning ("ERP") systems, requiring significant capital and human resources to deploy. There is risk of such implementations being more expensive and taking longer to fully implement than originally planned, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, the ultimate costs and schedules are not yet known. If for any reason portions of the implementation are not successful, the Company could be required to expense rather than capitalize related amounts. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company's ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to the Company's core businesses, adverse customer reactions, loss of key information, delays in decision making, as well as unforeseen additional costs due to the inability to integrate vital information processes.
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

We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability as they did in 2017 upon passage of the Tax Cuts and Jobs Act. Such impact may also be affected positively or negatively by subsequent potential judicial interpretation or related regulation or legislation which cannot be predicted with certainty.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments.

Item 2. Properties

The Company's principal agriculture, rail, and other properties are described below.

Agriculture Facilities

		Agricultural Fertilizer
(in thousands)	Grain Storage	Dry Storage	Liquid Storage
Location	(bushels)	(tons)	(tons)
Canada	680	—	—
Illinois	12,464	56	11
Indiana	27,095	145	143
Iowa	2,600	—	70
Michigan	30,236	53	27
Minnesota	—	18	67
Nebraska	13,219	—	45
Ohio	37,710	189	65
Puerto Rico	—	—	10
Tennessee	3,567	—	—
Texas	1,043	—	—
Wisconsin	—	27	77
	128,614	488	515

The grain facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 90% of the total storage capacity noted above, which excludes temporary pile storage, is owned, while the remaining 10% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns approximately 99% of the dry and liquid storage capacity noted above.

Other Properties

The Company owns an ethanol facility in Denison, Iowa with a nameplate capacity of 55 million gallons. The company also owns land in Colwich, Kansas where it is constructing a 70 million-gallon-per-year bio-refinery, on schedule to be completed in 2019.

The Company owns lawn fertilizer production facilities in Maumee, Ohio, Bowling Green, Ohio, Montgomery, Alabama, and Mocksville, North Carolina. It also owns a corncob processing and storage facility in Delphi, Indiana. The Company leases

370,000 square feet of a lawn fertilizer warehouse facility in Toledo, Ohio and a 245,000 square foot distribution center in Maumee, Ohio. The Company operates 24 railcar repair facilities throughout the country.

The Company's administrative office building is leased under a build-to-suit financing arrangement. The Company owns approximately 1,992 acres of land on which the above properties and facilities are located and approximately 351 acres of farmland and land held for future use.

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

Item 4. Mine Safety

Not applicable.

Executive Officers of the Registrant

The information is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of The Andersons, Inc., their positions and ages (as of February 27, 2019) are presented in the table below.

Name	Position	Age	Year Assumed

Jeffrey C. Blair	President, Plant Nutrient Group Vice President of Sales (Intrepid Potash, Inc) Director of Potash Sales (Intrepid Potash, Inc)	46	2017 2016 2013
Valerie M. Blanchett	Vice President, Human Resources Vice President, Human Resources, Food Ingredients and Systems (Cargill)	57	2016 2010
Patrick E. Bowe	President and Chief Executive Officer Corporate Vice President, Food Ingredients and Systems (Cargill)	60	2015 2007
Naran U. Burchinow	Senior Vice President, General Counsel and Secretary	65	2005
Srikanth R. Dasari	Vice President, Treasurer Treasurer (Westinghouse Electric Company) Head of Treasury Front Office (Dow Corning)	48	2017 2016 2010
Michael T. Hoelter	Corporate Controller Assistant Corporate Controller Grain Group Controller Financial Reporting Manager	36	2019 2017 2015 2013
Michael S. Irmen	President, Ethanol Group Vice President and General Manager, Ethanol Group Vice President, Commodities and Risk, Ethanol Group	65	2016 2015 2012
Corbett J. Jorgenson	President, Andersons Trade Group Vice President, Americas, Corporate Transportation (Cargill) Vice President, Commercial Lead, AgHorizons USA (Cargill)	44	2016 2015 2013
William E. Krueger	President, Andersons Trade Group President and Chief Executive Officer, Lansing Trade Group, LLC	52	2018 1995
Anthony A. Lombardi	Chief Information Officer Vice President, Global Business Services and Chief Information Officer (Armstrong World Industries)	60	2016 2010
Joseph E. McNeely	President, Rail Group President and Chief Executive Officer (FreightCar America, Inc.)	54	2017 2013
Anne G. Rex	Vice President, Strategy, Planning and Development Vice President, Corporate Controller	54	2019 2012
Brian A. Valentine	Senior Vice President and Chief Financial Officer Corporate Vice President and Chief Financial Officer (The Lubrizol Corporation)	50	2018 2011

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

Shareholders

At February 15, 2019, there were approximately 32.5 million common shares outstanding, 1,123 shareholders of record and approximately 10,517 shareholders for whom security firms acted as nominees.

The Company's transfer agent and registrar is Computershare Investor Services, LLC, 2 North LaSalle Street, Chicago, IL 60602. Telephone: 312-588-4991.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2017 to January 2019 are as follows:

Payment Date	Amount
1/24/2017	$0.1600
4/24/2017	$0.1600
7/24/2017	$0.1600
10/23/2017	$0.1600
1/23/2018	$0.1650
4/23/2018	$0.1650
7/23/2018	$0.1650
10/22/2018	$0.1650
1/23/2019	$0.1700

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2018 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,036,971 (1)	$35.32	461,078 (2)
Equity compensation plans not approved by security holders (3)	—	—	—

(1)
This number includes 325,000 Non-Qualified Stock Options (“Options”), 246,804 total shareholder return-based performance share units, 246,798 earnings per share-based performance share units, and 218,369 restricted shares outstanding under The Andersons, Inc. 2014 Long-Term Performance Compensation Plan. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 51,414 Common Shares available to be purchased under the Employee Share Purchase Plan and 409,664 shares available under equity compensation plans.

(3)
In connection with the Company’s acquisition of the interests in LTG the Company did not already own the Company established the Lansing Acquisition 2018 Inducement and Retention Award Plan (the “Inducement Plan"). The Inducement Plan is to be used exclusively for the grant of equity awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment), as an inducement material to each such individual entering into employment with the Company and to replace existing LTG equity awards. The Company expects to issue up to 650,000 shares of restricted stock under the Inducement Plan in multiple grants. Approximately 280,000 shares have vesting dates of June 30, 2019, April 1, 2020 and April 1, 2021; and the remaining shares have vesting dates of January 1, 2020, January 1, 2021 and January 1, 2022. All awards under the Inducement Plan are subject to each such employee’s continued employment with the Company on such vesting dates. Unvested shares of restricted stock are entitled to vote, entitled to dividends (provided that the actual payment of dividends is conditioned upon the vesting of the shares) and are not transferable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares were repurchased in 2018, 2017 or 2016.

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

Archer-Daniels-Midland Co.	Nutrien
GATX Corp.	The Greenbrier Companies, Inc.
Green Plains, Inc.	The Scott's Miracle-Gro Company
Ingredion Incorporated

We have adjusted the Peer Group Index for 2018 to better reflect the Company’s business. We removed Agrium, Inc. due to its merger with Potash Corporation of Saskatchewan to form Nutrien and have included Nutrien in our new peer group.

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2012 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2013	2014	2015	2016	2017	2018
The Andersons, Inc.	$100.00	$90.14	$54.53	$78.46	$55.73	$54.54
NASDAQ U.S.	100.00	114.75	122.74	133.62	173.22	168.30
New Peer Group Index	100.00	116.12	85.61	106.95	113.84	105.18
Former Peer Group Index	100.00	118.47	100.07	128.70	133.42	122.62

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2018 is derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

(in thousands, except for per share and ratios and other data)	For the years ended December 31,
	2018	2017	2016	2015	2014
Operating results
Sales and merchandising revenues (a)	$3,045,382	$3,686,345	$3,924,790	$4,198,495	$4,540,071
Gross profit	302,005	318,799	345,506	375,838	397,139
Equity in earnings of affiliates	27,141	16,723	9,721	31,924	96,523
Other income, net (b)	16,002	22,507	12,473	46,472	31,125
Net income (loss)	41,225	42,609	14,470	(11,322)	122,645
Net income (loss) attributable to The Andersons, Inc.	41,484	42,511	11,594	(13,067)	109,726
EBITDA (c)	171,560	87,356	123,949	85,219	254,992

Financial position
Total assets	2,392,003	2,162,354	2,232,849	2,359,101	2,364,692
Working capital	189,848	260,495	258,350	241,485	226,741
Long-term debt, recourse (d)	349,834	418,339	397,065	436,208	298,638
Long-term debt, non-recourse (d)	146,353	—	—	—	—
Total equity	876,764	822,899	790,697	783,739	824,049

Cash flows / liquidity
Cash flows from (used in) operations	(35,519)	75,285	39,585	154,134	(10,071)
Depreciation and amortization	90,297	86,412	84,325	78,456	62,005
Cash invested in acquisitions (e)	(2,248)	(3,507)	—	(128,549)	(20,037)
Purchase of investments	(1,086)	(5,679)	(2,523)	(938)	(238)
Investments in property, plant and equipment and capitalized software	(142,579)	(34,602)	(77,740)	(72,469)	(59,675)
Net proceeds from (investment in) Rail Group assets (f)	(87,566)	(106,124)	(28,579)	(38,407)	(57,968)

Per share data (g)
Net income (loss) - basic	1.47	1.51	0.41	(0.46)	3.85
Net income (loss) - diluted	1.46	1.50	0.41	(0.46)	3.84
Dividends declared	0.6650	0.6450	0.6250	0.5750	0.4700
Year-end market value	29.89	31.15	44.70	31.63	53.14

Ratios and other data
Net income (loss) attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	5.1%	5.5%	1.5%	(1.6)%	15.6%
Funded long-term debt to equity ratio (h)	0.6-to-1	0.5-to-1	0.5-to-1	0.6-to-1	0.4-to-1
Weighted average shares outstanding (000's)	28,258	28,126	28,193	28,288	28,367
Effective tax rate	22.5%	307.6%	32.3%	2.1%	33.4%
(a) Includes sales of $625.2 million in 2018, $1,089.7 million in 2017, $854.6 million in 2016, $872.1 million in 2015, and $1,064.4 million in 2014, pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs. The adoption of ASC 606 led to a change in treatment of grain origination transactions that are now shown net versus gross. This change caused a decrease in revenue and an equal offsetting decrease to cost of sales.
(b) Includes $23.1 million for the gain on dilution and partial share redemption of the LTG investment in 2015 and $17.1 million for the gain on partial share redemption of LTG in 2014.
(c) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure. The Company believes EBITDA provides additional information to investors and others about its operations allowing an evaluation of underlying operating performance and period-to-period comparability. EBITDA does not and should not be considered as an alternative to net income as determined by generally accepted accounting principles.
(d) Excludes current portion of long-term debt.
(e) During 2015, the Company acquired 100% of the stock of Kay Flo Industries, Inc.
(f) Represents the net of purchases of Rail Group assets offset by proceeds on sales of Rail Group assets.
(g) Earnings per share are calculated based on Income attributable to The Andersons, Inc.

(h) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth our reconciliation of Net Income (loss) to EBITDA.

	For the years ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net income (loss) attributable to The Andersons, Inc.	$41,484	$42,511	$11,594	$(13,067)	$109,726
Add:
Provision (benefit) for income taxes	11,931	(63,134)	6,911	(242)	61,501
Interest expense	27,848	21,567	21,119	20,072	21,760
Depreciation and amortization	90,297	86,412	84,325	78,456	62,005
EBITDA	$171,560	$87,356	$123,949	$85,219	$254,992

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

Grain Group

The Grain Group's performance reflects a decrease in storage income which was partially offset by year on year growth in the food ingredient business and risk management services. Additionally, our earnings from affiliates have improved significantly year over year. The Group continues to refine its portfolio and sold four of its Tennessee locations. We also announced the acquisition of the remaining equity of LTG, which was finalized in January 2019.

Total grain storage capacity, including temporary pile storage, is approximately 141 million bushels as of December 31, 2018 and 150 million bushels as of December 31, 2017. This decrease in capacity is a result of the sale of four Tennessee locations in 2018. Grain inventories on hand at December 31, 2018 were 109.4 million bushels, a de minimis amount of which were stored for others. This compares to 113.8 million bushels on hand at December 31, 2017, of which 1.0 million bushels were stored for others.

The group will focus on integration of the LTG business, growth of originations, risk management services and the food ingredient business while monitoring continuing trade wars which could cause more volatility in the market.

Ethanol Group

The Ethanol Group's results reflect higher sales volumes of ethanol and related co-products with the Albion expansion operating for the full year, better corn to ethanol yields, and improved DDG values. As we move into 2019, we expect the similar pressures that we experienced in 2018 with margins continuing to be impacted by high industry production and inventory levels. Construction of our new bio-refinery continues on budget and we expect production to begin mid-year.

Volumes shipped for the years ended December 31, 2018 and 2017 were as follows:

	Twelve months ended December 31,
(in thousands)	2018	2017
Ethanol (gallons)	451,306	411,087
E-85 (gallons)	61,382	47,676
Corn Oil (pounds)	20,348	17,959
DDG (tons)	158	162

The above table shows only shipped volumes that flow through the Company's revenues. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs is higher. However, the portion of this volume that is sold directly to their customers is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's results improved year-over-year results in all business lines with the exception of specialty products. Primary nutrient tons were relatively flat but experienced significant margin improvement. An increase in specialty tons was not enough to overcome the decrease in margin for these products. The group focused on cost reduction which helped strengthen results as they work to overcome continued margin compression on specialty products.

Total storage capacity at our wholesale nutrient and farm center facilities was approximately 488 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at December 31, 2018, which is similar to the prior year.

Looking ahead, the Group expects to be impacted by low margins, especially in specialty nutrients. While primary nutrient prices have strengthened, we do not anticipate significant appreciation in 2019. The Group will remain focused on increasing sales and operational efficiency.

Tons shipped by product line (including sales and service tons) for the years ended December 31, 2018 and 2017 were as follows:

(in thousands)	Twelve months ended December 31,
	2018	2017
Primary Nutrients	1,424	1,477
Specialty Nutrients	694	654
Other	56	67
Total tons	2,174	2,198

Rail Group

The Rail Group's results were lower than the prior year. Base leasing results were relatively flat due to an increase in gross profit that was partially offset by an increase in interest expense. Income from car sales was lower in 2018 as a result of changes in accounting standards. Despite start-up costs for four new locations, repair income increased compared to 2017. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2018 were 23,463 compared to 24,104 at December 31, 2017. While overall cars under management decreased, the group was actually able to scrap a significant number of idle cars at favorable scrap rates and purchase new cars, most of which were under lease. As such, the average utilization rate (Rail Group assets under management that are in lease service, exclusive of those managed for third-party investors) was 90.9% for the year ended December 31, 2018 which was 5.9% higher than the prior year.

In 2019, the Group expects continued, steady growth in the leasing business while withstanding additional expense due to tank car recertification. The Group is also looking for additional growth on its repair business.

Other

In 2018, the Company announced the acquisition of the remaining interest not previously owned in LTG and incurred $6.5 million in one-time expenses related to the acquisition, which closed in the beginning of 2019. These costs were largely offset by $5.1 million of gains related to other investments during the year. Looking ahead, the Company will focus on LTG integration efforts and synergy opportunities.

Our “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including a significant portion of our ERP project and retail from the prior year.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 14 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31,
(in thousands)	2018	2017	2016
Sales and merchandising revenues	$3,045,382	$3,686,345	$3,924,790
Cost of sales and merchandising revenues	2,743,377	3,367,546	3,579,284
Gross profit	302,005	318,799	345,506
Operating, administrative and general expenses	257,872	286,993	316,093
Asset impairment	6,272	10,913	9,107
Goodwill impairment	—	59,081	—
Interest expense	27,848	21,567	21,119
Equity in earnings of affiliates	27,141	16,723	9,721
Other income, net	16,002	22,507	12,473
Income (loss) before income taxes	53,156	(20,525)	21,381
Income (loss) attributable to noncontrolling interests	(259)	98	2,876
Income (loss) before income taxes attributable to The Andersons, Inc.	$53,415	$(20,623)	$18,505

Comparison of 2018 with 2017

Grain Group

	Year ended December 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$1,436,979	$2,106,464
Cost of sales and merchandising revenues	1,307,125	1,975,076
Gross profit	129,854	131,388
Operating, administrative and general expenses	105,662	107,478
Asset impairment	1,564	10,913
Interest expense	11,843	8,320
Equity in earnings of affiliates	12,932	4,509
Other income, net	2,959	3,658
Income (loss) before income taxes	$26,676	$12,844

Operating results for the Grain Group improved $13.8 million compared to full year 2017 results. Sales and merchandising revenues decreased $669.5 million compared to 2017 which was largely offset by a decrease in cost of sales and merchandising revenues of $668.0 million for a decrease in gross profit of $1.5 million. The adoption of ASC 606 led to a decrease in revenue of $688.3 million and an equal offsetting decrease to cost of sales related primarily to a change in treatment of grain origination transactions that are now shown net versus gross. Gross profit is down slightly due to the divestiture of certain Tennessee locations, however the remaining locations had a gross profit increase of $2.4 million, much of which is due to corn and soybean space income.

Operating, administrative and general expenses decreased $1.8 million compared to full year 2017 results. This is primarily due to a decrease in operating costs as a result of the sale of certain Tennessee locations. However, this decrease was partially offset by a $2.2 million increase in costs as the Group continued its ERP implementation at several locations, as well as an increase in depreciation, utilities and other direct costs.

The Grain Group recorded asset impairment charges relating to the Tennessee assets of $1.6 million and $10.9 million in 2018 and 2017, respectively. These assets were all sold during 2018.

Interest expense increased $3.5 million due to higher interest rates and higher average working capital levels.

Equity in earnings of affiliates improved $8.4 million primarily due to the improved operating results of LTG across all of its business units.

Ethanol Group

	Year ended December 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$743,690	$708,063
Cost of sales and merchandising revenues	725,285	688,206
Gross profit	18,405	19,857
Operating, administrative and general expenses	13,296	13,216
Interest (income) expense	(1,888)	(67)
Equity in earnings of affiliates	14,209	12,214
Other income, net	650	54
Income before income taxes	21,856	18,976
Income (loss) attributable to noncontrolling interests	(259)	98
Income (loss) before income taxes attributable to The Andersons, Inc.	$22,115	$18,878

Operating results attributable to the Company for the Ethanol Group improved $3.2 million from full year 2017 results. Sales and merchandising revenues increased $35.6 million.  This was driven by a 10% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion, and a 29% increase in E-85 gallons sold.  Cost of sales and merchandising revenues increased $37.1 million due to increased volumes sold, along with an increase in input cost and mark-to- market adjustments on open ethanol contracts. Despite higher volumes, the cost of sales drivers led to a gross profit decrease of $1.5 million.

Interest income increased by $1.8 million as a result of capitalizing interest related to the construction of the bio-refinery facility. Equity in earnings of affiliates increased $2.0 million due to improved results from the unconsolidated ethanol LLCs.

Plant Nutrient Group

	Year ended December 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$690,536	$651,824
Cost of sales and merchandising revenues	591,635	547,179
Gross profit	98,901	104,645
Operating, administrative and general expenses	82,867	89,357
Goodwill impairment	—	59,081
Interest expense	6,499	6,420
Other income, net	2,495	5,092
Income (loss) before income taxes attributable to The Andersons, Inc.	$12,030	$(45,121)

Operating results for the Plant Nutrient Group improved $57.2 million compared to full year 2017 results. Sales and merchandising revenues increased $38.7 million. This was primarily driven by a 6% increase in Specialty tons due to an increase in lawn product sales. Cost of sales and merchandising revenues increased $44.5 million as a result of the increase in sales. Despite higher sales, margins remained challenged leading to a decreased of $5.7 million in gross profit. Primary and Specialty gross profit decreased $3.4 million driven by compression in the specialty business and the sale of our Florida locations in 2017 led to a $3.4 million decrease in gross profit. These decreases were slightly offset by favorable results in lawn products.

Operating, administrative, and general expenses decreased $6.5 million from the prior year. Cost savings initiatives led to a $1.3 million decrease in expenses primarily related to maintenance, supplies, and professional services. Additionally, health care related expenses decreased $0.6 million compared to the prior year. Included in 2017 results were $1.4 million bad debt reserves and one quarter of expenses for the Florida locations prior to their sale.

The group recognized goodwill impairment charges of $59.1 million in 2017 after experiencing several periods of compressed margins and lower sales volumes, as well as anticipated unfavorable operating conditions in the nutrient market.

Other income decreased $2.6 million. Current year results are driven by rental income from warehouse space, while prior year results reflect a $4.7 million gain on the sale of the Florida farm center locations.

Rail Group

	Year ended December 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$174,177	$172,123
Cost of sales and merchandising revenues	119,332	119,664
Gross profit	54,845	52,459
Operating, administrative and general expenses	24,897	23,270
Asset impairment	4,708	—
Interest expense	11,377	7,023
Other income, net	3,516	2,632
Income (loss) before income taxes attributable to The Andersons, Inc.	$17,379	$24,798

Operating results for the Rail Group declined $7.4 million compared to the full year 2017 results. Sales and merchandising revenues increased $2.1 million. Leasing revenue increased $9.4 million due to an increase in full-year average utilization from 85.0% in the prior year to 90.9% in the current year. This was partially offset by $5.6 million decrease in car sale volume, in part driven by the adoption of the new revenue recognition standard, and a $1.9 million decrease in repair revenue as a result of a large order that occurred in the prior year but was not repeated. Cost of sales and merchandising revenues decreased $0.3 million due to lower car sales, in addition to lower freight and storage costs, as we had fewer idle cars on average than the prior year. These decreases were partially offset by an increase in repair cost of sales related to additional revenue. As a result of these factors, Rail gross profit increased $2.4 million compared to the prior year.

Operating, administrative and general expenses increased by $1.6 million, largely due to increased expenses with the addition of four new repair shops.

Asset impairment charges were recorded for $4.7 million from a decision to scrap idle, out-of-favor cars during the second quarter of 2018, taking advantage of high scrap prices.

Interest expense increased $4.4 million. This increase was primarily a result of a rising interest rate environment as well as increased borrowings under the group's credit facility which resulted in a $1.8 million increase in interest. In addition, $1.7 million of the increase is due to the impact of adopting the new revenue accounting guidance which unrecognized certain car sales from previous periods and recorded those rail assets and a corresponding financing liability in the current year.

Other income increased $0.9 million due to a $2.4 million gain on the sale of barges which was partially offset by $1.7 million lower end of lease settlement gains.

Other Group

	Year ended December 31,
(in thousands)	2018	2017
Sales and merchandising revenues	$—	$47,871
Cost of sales and merchandising revenues	—	37,421
Gross profit	—	10,450
Operating, administrative and general expenses	31,150	53,672
Interest (income) expense	17	(129)
Other income, net	6,382	11,071
Income (loss) before income taxes attributable to The Andersons, Inc.	$(24,785)	$(32,022)

The decreases in sales and merchandising revenue, cost of sales and merchandising revenues, and gross profit are entirely a result of the retail business partially operating in the first six months of 2017 but no longer operational in 2018.

Operating, administrative and general expenses decreased by $22.5 million. This decrease was a result of $28.1 million in charges incurred in 2017 related to the retail business which was partially offset by $6.5 million in transaction costs in 2018 relating to the LTG acquisition.

Other income decreased $4.7 million compared to the prior year. Other income for 2018 includes $3.9 million of gains related to the sale of an investment and a $1.2 million gain related to the revaluation of another investment, both in our venture business. Included in 2017 are $10.2 million in gains related to the liquidation and sale of the retail stores.

Income Taxes

Income tax expense of $11.9 million was provided at 22.5%. In 2017, benefit of $63.1 million was provided at 307.6%.  The higher effective tax rate in 2017 relative to the loss before income taxes was due primarily to the US enacted Tax Cuts and Jobs Act, also commonly referred to as “US tax reform” and non-deductible goodwill impairment charges.

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

Operating results for the Grain Group improved $28.5 million in 2017 compared to full year 2016 results. Sales and merchandising revenues decreased $250.7 million compared to 2016 due to a 24% decrease in bushels sold. This decrease was driven by two main factors. First, more bushels are being strategically stored due to strong space income opportunities in the market. Second, there was an intentional reduction in bushels sold directly from supplier to customer as the group continues to focus only on the most profitable markets to increase margins. Cost of sales and merchandising revenues decreased due to the same items above but to a lesser extent for a net favorable gross profit impact of approximately $23.3 million. The gross profit increase was driven by a $31.5 million increase in space income relating to corn, beans, and wheat as the value of storage capacity significantly improved, as well as a $7.8 million increase from risk management fees, trading income and other items compared to 2016. These gains were partially offset by a $12.9 million decrease in drying and mixing income related to unusual wheat blending opportunities in 2016 that did not occur in 2017 and handling margins related to both harvest timing and grain storage decisions.

Operating, administrative and general expenses decreased $5.0 million in 2017 compared to full year 2016 results. The decrease was primarily due to a reduction of $3.5 million in costs as a result of the disposition of the Iowa facilities in 2016 and a $3.6 million decrease due to reductions in labor and benefits at the remaining facilities as a result of productivity initiatives and lower employee costs. The decreases were partially offset by minor increases in 2017 depreciation, maintenance and other expenses.

The Grain Group recorded asset impairment charges of $10.9 million relating to its Western Tennessee assets in 2017.

Equity in earnings of affiliates improved $13.3 million in 2017 primarily due to the improved operating results of LTG, which also continued to recover from under performance in its core markets in 2016.

Ethanol Group

	Year ended December 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$708,063	$544,556
Cost of sales and merchandising revenues	688,206	524,252
Gross profit	19,857	20,304
Operating, administrative and general expenses	13,216	11,211
Interest (income) expense	(67)	35
Equity in earnings of affiliates	12,214	18,467
Other income, net	54	77
Income (loss) before income taxes	18,976	27,602
Income attributable to noncontrolling interests	98	2,879
Income (loss) before income taxes attributable to The Andersons, Inc.	$18,878	$24,723

Operating results attributable to the Company for the Ethanol Group declined $5.8 million in 2017 from full year 2016 results. Sales and merchandising revenues increased $163.5 million.  This was driven by a 39% increase in ethanol gallons sold, a portion of which is attributable to the Albion plant expansion.  Cost of sales and merchandising revenues increased $164.0 million due to an increase in sales volume. Despite higher volumes, higher input costs and lower DDG values caused gross profit to decrease $0.4 million.

Operating, administrative and general expenses increased $2.0 million in 2017 compared to the same period in 2016, primarily as a result of the write-off of a potential capital project. Equity in earnings of affiliates decreased $6.3 million due to lower results from the unconsolidated ethanol LLCs. These results were primarily driven by low ethanol and DDG margins. The decrease was also driven by our merging TAEI with and into TAME in the first quarter. Prior to this transaction, the noncontrolling interest in TAEI was attributed 33% of the gains and losses of TAME recorded by the Company in its equity in earnings of affiliates. With a 33% direct ownership in TAME now, our share of gains and losses recorded in equity in earnings of affiliates will decrease, with a correlated decrease in income attributable to noncontrolling interests.

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

Operating results for the Plant Nutrient Group declined $59.3 million when comparing 2017 and 2016 results. Sales and merchandising revenues decreased $73.4 million. Approximately 64% of the decrease is due to a 30% decrease in farm center tons sold as a result of the sales of our farm center locations in Florida in the first quarter of 2017 and Iowa in the first quarter of 2016 and a 6% decrease in average sales prices for all remaining farm center locations. A 6% decrease in average sale prices in the wholesale business accounts for the majority of the remaining decrease. Cost of sales and merchandising revenues decreased $55.9 million, for the same reasons. As such, gross profit decreased by $17.5 million. Margins remain tight due to competitive pressures, excess nutrient supply in the wholesale and farm center businesses, and lower crop prices.

Operating, administrative, and general expenses decreased $13.5 million from full year 2016. The largest driver was a $8.1 million decrease in labor and benefits, much of it relating to the sale of farm center locations in Florida in the first quarter of 2017 and the sale of the farm center locations in Iowa in the first quarter of 2016. Smaller reductions were also realized in a number of other categories as part of our overall cost control efforts. The group recognized goodwill impairment charges of $59.1 million after experiencing several periods of compressed margins and lower sales volumes, as well as anticipated unfavorable operating conditions in the nutrient market for some time. The group recognized a $2.3 million asset impairment in 2016 associated with the closure of a cob facility.

Other income increased $1.4 million compared to fiscal 2016 primarily as a result of a $4.7 million gain on the sale of farm center locations in Florida in the first quarter of 2017. This increase was partially offset by a $1.8 million legal settlement, net of insurance recoveries, in the third and fourth quarters of 2017.

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

Operating results for the Rail Group declined $7.6 million in 2017 compared to the full year 2016 results. Sales and merchandising revenues increased $8.5 million. Revenue from car sales increased by $11.0 million due to a higher volume of car sales and repair and other revenue increased $2.0 million as a result of revenue generated by new shops. These increases were partially offset by a $4.5 million decrease in leasing revenues due to average utilization of 85.0% in 2017 and 87.8% in 2016, as well as a 2% decrease in lease rates compared to the prior year. Cost of sales and merchandising revenues increased $11.9 million due to an $11.0 million increase in car sales and $0.8 million related to higher leasing costs. As a result of these factors, Rail gross profit decreased $3.5 million compared to 2016.

Operating expenses increased by $4.3 million, largely due to higher labor and benefit costs from opening new repair shops. Interest expense increased due to higher rates and more debt resulting from purchases in 2017.

Other

	Year ended December 31,
(in thousands)	2017	2016
Sales and merchandising revenues	$47,871	$134,229
Cost of sales and merchandising revenues	37,421	95,169
Gross profit	10,450	39,060
Operating, administrative and general expenses	53,672	70,512
Asset impairment	—	6,489
Interest (income) expense	(129)	220
Other income, net	11,071	990
Income (loss) before income taxes attributable to The Andersons, Inc.	$(32,022)	$(37,171)

Sales and merchandising revenues decreased $86.4 million while cost of sales and merchandising revenues decreased $57.7 million. These decreases were due to lower volumes as a result of the closure of the retail business during the second quarter of 2017. Additionally, inventory liquidation markdowns caused a significant decrease in margins leading to a $28.6 million decrease in gross profit in 2017.

Operating, administrative and general expenses decreased by $16.8 million as a result of the mid-year retail closure and a reduction in information technology costs. This decrease was partially offset by one-time exit charges of $11.5 million, most of which was for severance costs. Other income increased $10.0 million primarily from gains on the sale of three store properties and fixtures.

Income Taxes

Income tax benefit of $63.1 million was provided at 307.6%. In 2016, income tax expense of $6.9 million was provided at 32.3%. The higher effective tax rate in 2017 relative to the loss before income taxes was due primarily to the US enacted Tax Cuts and Jobs Act, also commonly referred to as “US tax reform” and non-deductible goodwill impairment charges.

Liquidity and Capital Resources

Working Capital

At December 31, 2018, the Company had working capital of $189.8 million, a decrease of $70.6 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2018	December 31, 2017	Variance
Current Assets:
Cash and cash equivalents	$22,593	$34,919	$(12,326)
Accounts receivables, net	207,285	183,238	24,047
Inventories	690,804	648,703	42,101
Commodity derivative assets – current	51,421	30,702	20,719
Other current assets	50,703	63,790	(13,087)
Assets held for sale	392	37,859	(37,467)
Total current assets	1,023,198	999,211	23,987
Current Liabilities:
Short-term debt	205,000	22,000	183,000
Trade and other payables	462,535	503,571	(41,036)
Customer prepayments and deferred revenue	32,533	59,710	(27,177)
Commodity derivative liabilities – current	32,647	29,651	2,996
Accrued expenses and other current liabilities	79,046	69,579	9,467
Current maturities of long-term debt	21,589	54,205	(32,616)
Total current liabilities	833,350	738,716	94,634
Working capital	$189,848	$260,495	$(70,647)

In comparison to the prior year, current assets increased primarily due to increases in accounts receivable, inventory and commodity derivative assets. Accounts receivable increased due primarily to a higher volume of grain shipments at the end of the period, coupled with a relative increase in corn prices. Inventory increased for several reasons including higher Primary and Specialty inventory from carryover tons from a slow fall season and higher inventory values in the Grain group as we owned more beans than the prior year. This was partially offset by a decrease in Other current assets primarily due to decreases in prepaid taxes and idle rail group assets as a result of the scrap program and higher utilization year-over-year. Assets held for sale decreased as certain Grain assets and the remaining retail store were sold in the current year. Current commodity derivative assets and liabilities, which reflect the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, have increased. See the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.

Current liabilities increased as a result of an increase in short-term debt supporting working capital needs. This increase was partially offset by a decrease in payables due to a decrease in payables for grain and a decrease in Customer prepayments and deferred revenue based on timing of shipments in the Grain group in the prior year.

Sources and Uses of Cash 2018 compared to 2017

Operating Activities and Liquidity

Our operating activities used cash of $35.5 million in 2018 compared to cash provided by operations of $75.3 million in 2017. The significant change in operating cash flows in 2017 relates primarily to the changes in working capital, particularly accounts receivable, inventory, and commodity derivatives discussed above.

Net income tax refunds of $5.4 million were received in 2018 and net income taxes of $2.1 million were paid in 2017.

Investing Activities

Investing activities used $186.0 million in 2018 compared to $113.5 million used in 2017. Cash used for the purchases of property, plant, equipment, and capitalized software increased $108.0 million primarily due to costs associated with the construction of the bio-refinery facility in 2018.

Purchases of Rail Group assets increased to $167.0 million in the current year compared to $143.0 million in 2017 as the Company continues to replace idle and scrapped cars with newer cars under lease. Proceeds from the sale of Rail Group assets were $79.4 million in 2018 and $37.0 million in 2017. The increase is primarily due to the sale of 50 barges in 2018. As such, net spend on Rail assets decreased $18.6 million compared to the prior year.

Capital spending for 2018 on property, plant and equipment includes: Grain - $17.2 million; Ethanol - $101.3 million; Plant Nutrient - $15.7 million; Rail - $5.3 million; and $3.0 million in corporate / enterprise resource planning project spending.

Proceeds from the sale of assets increased $13.6 million due to the sale of three Tennessee grain locations and the sale of a corporate investment.

We expect to spend approximately $113 million in 2019 on conventional property, plant and equipment which includes estimated 2019 capital spending for the completion of ELEMENT. An additional $158 million is estimated to be spent on the purchase and capitalized modifications of railcars and barges with related sales or financings of approximately $133 million.

Financing Arrangements

Net cash provided by financing activities was $209.2 million in 2018, compared to $10.5 million in 2017. The change in financing activity is primarily the result of an increase in borrowings to support working capital needs and capital expenditures. Further, we received proceeds from our noncontrolling interest owner related to our investment in the bio-refinery facility, which incurred significant construction costs, as noted above.

As of December 31, 2018, the Company was party to borrowing arrangements with a syndicate of banks that provide a total of $1,070 million in borrowings. This amount includes $70 million for ELEMENT and $200 million for The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company. Of that total, we had $664.1 million available for borrowing at December 31, 2018. Peak short-term borrowings to date were $555.0 million on April 12, 2018. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

We paid $18.6 million in dividends in 2018 compared to $18.2 million in 2017. We paid $0.165 per common share for the dividends paid in January, April, July and October 2018, and $0.160 per common share for the dividends paid in January, April, July and October 2017. On December 20, 2018, we declared a cash dividend of $0.170 per common share, payable on January 23, 2018 to shareholders of record on January 2, 2018.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2018. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.

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

We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseeable future. Furthermore, in January, the company entered in to a new syndicated credit facility which provides for unsecured borrowings of up to $1,650 million and will be used to finance its increased operations as a result of the January acquisition of LTG among other needs.

Sources and Uses of Cash 2017 compared to 2016

Operating Activities and Liquidity

Our operating activities provided cash of $75.3 million in 2017 compared to cash provided by operations of $39.6 million in 2016. The increase in cash provided was due to several factors. Net income excluding the non-cash impact of impairments, gains on sale of assets and deferred tax change increased by $6.0 million compared to 2016 and the impact of operating asset and liability fluctuations resulted in a $50.0 million increase in operating cash flows. This was partially offset by a $25.3 million decrease due to improved operating results at our equity affiliates which were not fully distributed in the form of cash, as well as other individually small fluctuations in operating activities.

Net income tax refunds of $2.1 million and $10.6 million were received in 2017 and 2016, respectively. The Company makes quarterly estimated tax payments based on year to date annualized taxable income. The net refunds received in 2016 are primarily due to a $12.0 million refund of overpaid 2015 Federal income taxes.

Investing Activities

Investing activities used $113.5 million in 2017 compared to $28.2 million used in 2016. Purchases of Rail Group assets increased to $143.0 million in 2017 compared to $85.3 million in 2016. This increase was partially offset by proceeds from the sale of Rail Group assets which were $36.9 million in 2017 and $56.7 million in 2016. As such, net spend on Rail assets increased $77.5 million compared to 2016. Property, plant, and equipment and capitalized software decreased $43.1 million compared to the same period in 2016 with the largest decrease related to the corporate headquarter spend in 2016. Capital spending for 2017 on property, plant and equipment includes: Grain - $10.9 million; Ethanol - $3.7 million; Plant Nutrient - $10.7 million; Rail - $3.5 million; and $5.8 million in corporate / enterprise resource planning project spending. Proceeds from the sale of assets decreased $36.0 million.

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

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2017. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. In, 2017, our non-recourse long-term debt is collateralized by ethanol plant assets.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2018 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt, recourse	$21,331	$208,606	$126,493	$166,820	$523,250
Long-term debt, non-recourse	4,829	130,859	9,961	6,370	152,019
Interest obligations (a)	18,131	38,816	20,289	38,190	115,426
Operating leases (b)	16,973	21,842	10,010	8,372	57,197
Purchase commitments (c)	967,417	132,855	—	—	1,100,272
Other long-term liabilities (d)	3,317	6,711	6,804	24,695	41,527
Construction commitment (e)	70,263	—	—	—	70,263
Total contractual cash obligations	$1,102,261	$539,689	$173,557	$244,447	$2,059,954
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2018 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 51% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries. See “Off-Balance Sheet Transactions” below.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $886 million for the purchase of grain from producers and $129 million for the purchase of ethanol from the unconsolidated ethanol LLCs. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(d) Other long-term liabilities include estimated obligations under our retiree healthcare programs and principal and interest payments for the financing arrangement on our headquarters. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2023 have considered recent payment trends and actuarial assumptions.
(e) In 2018, the Company entered into an agreement to construct a bio-refinery. The company expects to contribute $70.3 million in 2019 for the construction of this plant.

At December 31, 2018, we had standby letters of credit outstanding of $32.9 million.

Off-Balance Sheet Transactions

Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leases. Rail Group assets we own or lease from a financial intermediary are generally leased to a customer under an operating lease. We also arrange non-recourse lease transactions under which we sell assets to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary and receive a fee for such services.

The following table describes our Rail Group asset positions at December 31, 2018.

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	373
Owned - railcar assets leased to others	On balance sheet – non-current	20,552
Railcars leased from financial intermediaries	Off balance sheet	2,271
Railcars in non-recourse arrangements	Off balance sheet	254
Total Railcars		23,450
Locomotive assets leased to others	On balance sheet – non-current	24
Locomotive assets leased from financial intermediaries	Off balance sheet	4
Total Locomotive Assets		28
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		15

In addition, we manage approximately 1,360 railcars for third-party customers or owners for which we receive a fee.

We have future lease payment commitments aggregating $42.3 million for the Rail Group assets we lease from financial intermediaries under various operating leases. Remaining lease terms vary with none exceeding fifteen years. Where appropriate, we utilize non-recourse arrangements in order to minimize credit risk. Refer to Note 15 to the Company's Consolidated Financial Statements in Item 8 for more information on our leasing activities.

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

Certain of our accounting estimates are considered critical, as they are important to the depiction of the Company's financial statements and/or require significant or complex judgment by management. There are other items within our financial statements that require estimation, however, they are not deemed critical as defined above. Note 1 to the Consolidated Financial Statements in Item 8 describes our significant accounting policies which should be read in conjunction with our critical accounting estimates.

Management believes that the accounting for grain inventories and commodity derivative contracts, including adjustments for counterparty risk, and impairment of long-lived assets, goodwill and equity method investments involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

Grain Inventories and Commodity Derivative Contracts

Grain inventories are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company marks to market all forward purchase and sale contracts for grain and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for grain inventories is very liquid and active; market value is determined by reference to prices for identical commodities a regulated commodity exchange (adjusted primarily for transportation costs); and the Company's grain inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counter-party. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of cost of sales and merchandising revenues in the statement of operations.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2018	2017
Net commodity position	$3,373	$(1,224)
Market risk	337	(122)

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

	December 31,
(in thousands)	2018	2017
Fair value of long-term debt, including current maturities	$517,998	$474,769
Carrying value less fair value	5,813	1,451
Market risk	6,611	7,643

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Additionally, the Company may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. See Note 6 for further discussion on the impact of these hedging instruments.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Lansing Trade Group, LLC or Lux JV Treasury Holding Company S.à.r.l as of and for the years ended December 31, 2018, 2017, and 2016, the Company’s investments which are accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Lansing Trade Group, LLC of $102 million and $93 million and Lux JV Treasury Holding Company S.à r.l of $45 million and $47 million as of December 31, 2018 and 2017, respectively, and its equity in earnings (losses) in Lansing Trade Group, LLC of $10.4 million, $4.0 million, and ($9.9) million and Lux JV Treasury Holding Company S.à.r.l of $2.2 million, $0.5 million, and $1.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lansing Trade Group, LLC and Lux JV Treasury Holding Company S.à r.l, is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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
February 27, 2019
We have served as the Company's auditor since 2015.

Report of Independent Registered Public Accounting Firm
The Members and Board of Managers
Lansing Trade Group, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Lansing Trade Group, LLC and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of comprehensive income, equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.a.r.l (Lux JV) (a 50 percent owned investee company). The Company’s investment in Lux JV at December 31, 2018 was $44.7 million and its equity in earnings of Lux JV was $1.6 million for the year ended December 31, 2018. The consolidated financial statements of Lux JV were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lux JV, is based solely on the report of the other auditors.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Kansas City, Missouri

February 27, 2019

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lux JV Treasury Holding Company
S.à r.l. and its subsidiaries, (together, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (not included herein) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of operations and their cash flows for each of the three years in the period ended
December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

February 21, 2019
London, Canada
We have served as the Company's auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers
Lansing Trade Group, LLC
Overland Park, Kansas

We have audited the accompanying consolidated statements of comprehensive income, equity and cash flows of Lansing Trade Group, LLC and Subsidiaries (the “Company”) the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of Lux JV Treasury Holding Company S.à.r.l., an entity in which Lansing Trade Group, LLC has an investment in and accounts for under the equity method of accounting, for which Lansing Trade Group, LLC recorded equity in earnings of affiliates of $2.6 million for the year ended December 31, 2016. The financial statements of Lux JV Treasury Holding Company S.à.r.l. were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Lux JV Treasury Holding Company S.à.r.l., is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s consolidated results of operations and cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe LLP

Elkhart, Indiana
February 27, 2017

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,593	$34,919
Accounts receivable, less allowance for doubtful accounts of $8,325 in 2018; $9,156 in 2017	207,285	183,238
Inventories (Note 2)	690,804	648,703
Commodity derivative assets – current (Note 6)	51,421	30,702
Other current assets	50,703	63,790
Assets held for sale	392	37,859
Total current assets	1,023,198	999,211
Other assets:
Commodity derivative assets – noncurrent (Note 6)	480	310
Goodwill (Note 4)	6,024	6,024
Other intangible assets, net (Note 4)	99,138	112,893
Equity method investments	242,326	223,239
Other assets	22,341	12,557
	370,309	355,023
Rail Group assets leased to others, net (Note 3)	521,785	423,443
Property, plant and equipment, net (Note 3)	476,711	384,677
Total assets	$2,392,003	$2,162,354

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2018	December 31, 2017
Liabilities and equity
Current liabilities:
Short-term debt (Note 5)	$205,000	$22,000
Trade and other payables	462,535	503,571
Customer prepayments and deferred revenue	32,533	59,710
Commodity derivative liabilities – current (Note 6)	32,647	29,651
Accrued expenses and other current liabilities	79,046	69,579
Current maturities of long-term debt (Note 5)	21,589	54,205
Total current liabilities	833,350	738,716
Other long-term liabilities	32,184	33,129
Commodity derivative liabilities – noncurrent (Note 6)	889	825
Employee benefit plan obligations (Note 7)	22,542	26,716
Long-term debt, less current maturities (Note 5)	496,187	418,339
Deferred income taxes (Note 8)	130,087	121,730
Total liabilities	1,515,239	1,339,455
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 29,430 shares issued in 2018 and 2017)	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	224,396	224,622
Treasury shares, at cost (936 in 2018; 1,063 in 2017)	(35,300)	(40,312)
Accumulated other comprehensive loss	(6,387)	(2,700)
Retained earnings	647,517	633,496
Total shareholders’ equity of The Andersons, Inc.	830,322	815,202
Noncontrolling interests	46,442	7,697
Total equity	876,764	822,899
Total liabilities and equity	$2,392,003	$2,162,354
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Sales and merchandising revenues	$3,045,382	$3,686,345	$3,924,790
Cost of sales and merchandising revenues	2,743,377	3,367,546	3,579,284
Gross profit	302,005	318,799	345,506
Operating, administrative and general expenses	257,872	286,993	316,093
Asset impairment	6,272	10,913	9,107
Goodwill impairment	—	59,081	—
Interest expense	27,848	21,567	21,119
Other income:
Equity in earnings of affiliates, net	27,141	16,723	9,721
Other income, net	16,002	22,507	12,473
Income (loss) before income taxes	53,156	(20,525)	21,381
Income tax provision (benefit)	11,931	(63,134)	6,911
Net income (loss)	41,225	42,609	14,470
Net income (loss) attributable to the noncontrolling interests	(259)	98	2,876
Net income (loss) attributable to The Andersons, Inc.	$41,484	$42,511	$11,594
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$1.47	$1.51	$0.41
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$1.46	$1.50	$0.41
Dividends declared	$0.6650	$0.6450	$0.6250
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$41,225	$42,609	$14,470
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0, $0 and $74)	(86)	344	(126)
Change in unrecognized actuarial gain and prior service cost (net of income tax of $(879), $(1,809) and $(4,355))	359	6,138	7,447
Foreign currency translation adjustments	(3,834)	3,286	1,039
Cash flow hedge activity (net of income tax of $42, $0 and $(72))	(126)	—	111
Other comprehensive income (loss)	(3,687)	9,768	8,471
Comprehensive income (loss)	37,538	52,377	22,941
Comprehensive income (loss) attributable to the noncontrolling interests	(259)	98	2,876
Comprehensive income (loss) attributable to The Andersons, Inc.	$37,797	$52,279	$20,065
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2018	2017	2016
Operating Activities
Net income (loss)	$41,225	$42,609	14,470
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	90,297	86,412	84,325
Bad debt expense	542	3,000	1,191
Equity in (earnings) losses of affiliates, net of dividends	(23,167)	(10,494)	14,766
Gain on sale of assets	(5,218)	(14,401)	(667)
Gains on sales of Rail Group assets and related leases	(9,558)	(10,990)	(11,019)
Deferred income taxes	11,018	(63,234)	6,030
Stock based compensation expense	6,624	6,097	6,987
Goodwill impairment	—	59,081	—
Asset impairment	6,272	10,913	9,107
Other	(1,451)	(55)	(2,070)
Changes in operating assets and liabilities:
Accounts receivable	(24,788)	9,781	(26,429)
Inventories	(44,060)	16,141	28,165
Commodity derivatives	(16,610)	20,285	(9,990)
Accounts payable and accrued expenses	(69,935)	(74,237)	(94,688)
Other assets	3,290	(5,623)	19,407
Net cash provided by (used in) operating activities	(35,519)	75,285	39,585
Investing Activities
Acquisition of businesses, net of cash acquired	(2,248)	(3,507)	—
Purchases of Rail Group assets	(167,005)	(143,020)	(85,268)
Proceeds from sale of Rail Group assets	79,439	36,896	56,689
Purchases of property, plant and equipment and capitalized software	(142,579)	(34,602)	(77,740)
Proceeds from sale of assets and businesses	47,486	33,879	69,904
Proceeds from returns of investments in affiliates	—	1,069	9,186
Purchase of investments	(1,086)	(5,679)	(2,523)
Other	—	1,470	1,534
Net cash provided by (used in) investing activities	(185,993)	(113,494)	(28,218)
Financing Activities
Net change in short-term borrowings	183,000	(8,059)	14,000
Proceeds from issuance of long-term debt	132,000	85,175	81,760
Payments of long-term debt	(121,090)	(57,189)	(97,606)
Proceeds from long-term financing arrangements	—	12,195	14,027
Proceeds from (distributions to) noncontrolling interest owner	46,736	(377)	(5,853)
Payments of debt issuance costs	(1,446)	(2,024)	(323)
Acquisition of noncontrolling interest	(10,000)	—	—
Dividends paid	(18,639)	(18,152)	(17,362)
Other	(1,375)	(1,071)	(1,130)
Net cash provided by (used in) financing activities	209,186	10,498	(12,487)
Increase (decrease) in cash and cash equivalents	(12,326)	(27,711)	(1,120)
Cash and cash equivalents at beginning of year	34,919	62,630	63,750
Cash and cash equivalents at end of year	$22,593	$34,919	$62,630
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2016	$96	$222,848	$(52,902)	$(20,939)	$615,151	$19,485	$783,739
Net income					11,594	2,876	14,470
Other comprehensive loss				8,471			8,471
Cash distributions to noncontrolling interest						(5,853)	(5,853)
Other changes to noncontrolling interest						(172)	(172)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $458 (196 shares)		67	7,489				7,556
Dividends declared ($0.625 per common share)					(17,514)		(17,514)
Performance share unit dividends equivalents		(5)	30		(25)		—
Balance at December 31, 2016	96	222,910	(45,383)	(12,468)	609,206	16,336	790,697
Net income					42,511	98	42,609
Other comprehensive loss				9,768			9,768
Cash distributions to noncontrolling interest						(377)	(377)
Other changes in noncontrolling interest						(8,360)	(8,360)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(323) (138 shares)		1,707	5,007				6,714
Dividends declared ($0.645 per common share)					(18,152)		(18,152)
Performance share unit dividends equivalents		5	64		(69)		—
Balance at December 31, 2017	96	224,622	(40,312)	(2,700)	633,496	7,697	822,899
Net income					41,484	(259)	41,225
Other comprehensive income				(3,687)			(3,687)
Cash received from (paid to) noncontrolling interest, net		(2,268)				39,004	36,736
Adoption of accounting standard, net of income tax of $3,492					(7,818)		(7,818)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(267) (127 shares)		2,042	4,871				6,913
Dividends declared ($0.665 per common share)					(19,504)		(19,504)
Restricted share award dividend equivalents			141		(141)		—
Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues in the Consolidated Statements of Operations. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 6 and 12 to the Consolidated Financial Statements.

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

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has long-term interest rate swaps recorded in other assets or other long-term liabilities that expire in 2021 and have been designated as a cash flow hedge; accordingly, changes in the fair value of the instruments are recognized in other comprehensive income. The Company has interest rate contracts recorded in other assets that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in income as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 6 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated (“Cargill”). Under the five-year amended and restated agreement (renewed in June 2018 and ending May 2023), any grain the Company sells to Cargill is at market price. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of income every month and accrues for any payment owed to Cargill. There was no balance included in customer prepayments and deferred revenue as of December 31, 2018 and $3.3 million was included as of December 31, 2017.

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

Deferred Debt Issue Costs

Costs associated with the issuance of debt are deferred and recorded net with debt. These costs are amortized, as a component of interest expense, over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff date if the loan does not contain a prepayment penalty. Deferred costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.

Goodwill and Intangible Assets

Goodwill is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the business enterprise value. Additional information about the Company's goodwill and other intangible assets is presented in Note 4 to the Consolidated Financial Statements.

Acquired intangible assets are recorded at cost, less accumulated amortization, if not indefinite lived. In addition, we capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of internal-use software projects. If a project constitutes an enhancement to previously-developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus qualifying the work incurred for capitalization. Once a project is complete, we estimate the useful life of the internal-use software. Changes in our estimates related to internal-use software would increase or decrease operating expenses or amortization recorded during the period.

Amortization of intangible assets is provided over their estimated useful lives (generally 3 to 10 years) on the straight-line method.

Impairment of Long-lived Assets and Equity Method Investments

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

The Company reviews its equity method investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company's carrying value which is other than temporary. Other than consideration of past and current performance, these reviews take into account forecasted earnings which are based on management's estimates of future performance.

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

The Company also enters into contracts with customers for risk management purposes that allow the customers to effectively unprice the futures component of their inventory for a period of time, subjecting the bushels to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted exchange prices. See Note 12 for additional discussion on these instruments.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the estimated grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, adjusted for revisions to performance expectations. Additional information about the Company's stock compensation plans is presented in Note 17 to the Consolidated Financial Statements.

Deferred Compensation Liability

Included in accrued expenses are $7.5 million and $9.6 million at December 31, 2018 and 2017, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets with changes in the fair value recorded in earnings as a component of other income, net. Changes in the fair value of the deferred compensation liability are reflected in earnings as a component of operating, administrative, and general expenses.

Revenue Recognition

The Company’s revenue consists of sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815), rental revenues from operating leases that are accounted for under ASC 840, Leases, and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606).

Revenue from commodity contracts (ASC 815)

Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Grain and Ethanol segments, such as corn, soybeans, wheat, oats, ethanol, and corn oil, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of corn), a notional amount (e.g. metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. The Company does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.

Revenue from commodity contracts is recognized in Sales and merchandising revenues for the contractually stated amount when the contracts are settled. Settlement of the commodity contracts generally occurs upon shipment or delivery of the product, when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within Cost of sales and merchandising revenues. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 6 and 12 to the Consolidated Financial Statements.

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

Revenue from leases (ASC 840)

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, tank cars and pressure differential cars), locomotives and barges serving a broad customer base. While most of these assets are owned by the Company, it also lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leases. The Company's Rail Group leases these assets to customers under operating leases, which includes managing the assets for third parties. In exchange for conveying the right to use these railcars to the lessee, the Company receives a fixed monthly rental payment, which is typically expressed on a “per car” basis in the lease agreement. Revenue from these arrangements is recognized on a straight-line basis over the term of the lease.

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

Additional information about leasing activities is presented in Note 15 to the Consolidated Financial Statements.

Revenue related to railcar or other asset servicing and maintenance contracts is recognized over the term of the lease or service contract.

Revenue from contracts with customers (ASC 606)

Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Plant Nutrient segment through the sale agricultural and related plant nutrients, corncob-based products, pelleted lime and gypsum products. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards of ownership transfer to the customer.

Additional information regarding our revenue recognition policy under ASC 606 is presented in Note 8 to the Consolidated Financial Statements.

Rail Lease Accounting

The Company expenses operating lease payments on a straight-line basis over the lease term. Additional information about leasing activities is presented in Note 15 to the Consolidated Financial Statements.

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

The annual effective tax rate is determined by income tax expense from continuing operations as a percentage of pretax book income. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

The Company records reserves for uncertain tax positions when, despite the belief that tax return positions are fully supportable, it is anticipated that certain tax return positions are likely to be challenged and that the Company may not prevail. These reserves are adjusted for changing facts and circumstances, such as the progress of a tax audit or the lapse of statutes of limitations.

Additional information about the Company’s income taxes is presented in Note 9 to the Consolidated Financial Statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense of $1.9 million, $2.5 million and $4.9 million in 2018, 2017, and 2016, respectively, is included in operating, administrative and general expenses.

New Accounting Standards
Derivatives and Hedging

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12 Targeted Improvements to Accounting for Hedging Activities. This standard simplifies the recognition and presentation of changes in the fair value of hedging instruments and, among other things, eliminates the requirement to separately measure and record hedge ineffectiveness. The Company early adopted ASU 2017-12 during the current year noting the effects of this standard on our condensed consolidated financial statements were not material. There was no transition impact.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The FASB issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20, respectively.  The core principle of the new revenue standard is that an entity recognizes revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard in the current year using the modified retrospective method. As a result of the adoption, the Company recognized a cumulative catch-up transition adjustment in beginning retained earnings at January 1, 2018 for non-recourse financing transactions that were open as of December 31, 2017. This resulted in a $25.6 million increase in Rail Group net assets, $34.0 million increase in financing liabilities and deferred tax liabilities and $8.4 million decrease to retained earnings. See Note 8 for further detail.

Leasing

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10, in August 2018 with ASU 2018-11, and in December 2018 with ASU 2018-20. ASC 842 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard.

We will adopt the new standard on the required effective date of January 1, 2019 using the Comparatives Under ASC 840 approach, which requires application of the new guidance at the beginning of the standard’s effective date. The Company elected the Package of Three practical expedient and has decided not to elect the “Hindsight” practical expedient. As a result, the Company will measure the right of use asset and lease liability for operating leases upon adoption using the remaining portion of the lease term that was determined under ASC 840 when the lease was entered into.

A cross-functional implementation team is finalizing policy elections, the discount rate to be used based on January 1, 2019 data, and business processes and controls to support recognition and disclosure under the new standard. The primary impact upon adoption will be the recognition of right of use assets and lease liabilities, on a discounted basis, of our minimum lease obligations, as disclosed in Note 15. In addition, the Company will be required to recognize its deferred gains associated with successful sale-and-leaseback transactions as a cumulative effect adjustment to retained earnings upon adoption of the new standard. However, such amounts are not material to the consolidated financial statements. We currently do not expect ASU 2016-12 to have a material effect on our Consolidated Statements of Income.

Other applicable standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The guidance is effective for fiscal years beginning after December 15, 2020. The Company is still evaluating the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This standard modified the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The standard is effective for fiscal years ending after December 15, 2020. and early adoption is permitted. The Company adopted this standard in the current period which did not have a material impact on its disclosures.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement which removes and modifies some existing disclosure requirements and adds others. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company adopted this standard in the current period which did not have a material impact on its disclosures.

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

In March 2017, the FASB issued ASU 2017-07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires that the service cost component be reported in the same line item as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit costs should be presented in the income statement separately from the service cost component and outside of income from operations if that subtotal is presented. The Company has adopted this standard in the current year using the retrospective approach and prior periods have been recast to reflect this change.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how companies present and classify certain cash receipts and payments in the statement of cash flows. The Company has adopted this standard in the current year noting the impact is immaterial.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018 with ASU 2018-19. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material way. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, but the Company does not plan to do so.

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

2. Inventories

Major classes of inventories are as follows:

	December 31,
(in thousands)	2018	2017
Grain	$527,471	$505,217
Ethanol and co-products	11,918	11,003
Plant nutrients and cob products	145,693	126,962
Railcar repair parts	5,722	5,521
	$690,804	$648,703

Grain inventories held in storage for others was de minimis as of December 31, 2018. Inventories on the Consolidated Balance Sheets at December 31, 2017 do not include 1.0 million bushels of grain held in storage for others. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2018	2017
Land	$29,739	$22,388
Land improvements and leasehold improvements	68,826	69,127
Buildings and storage facilities	284,998	284,820
Machinery and equipment	393,640	373,127
Construction in progress	102,394	7,502
	879,597	756,964
Less: accumulated depreciation	402,886	372,287
	$476,711	$384,677

Capitalized interest totaled $1.7 million for the year ended December 31, 2018.

Depreciation expense on property, plant and equipment amounted to $46.5 million, $48.3 million and $48.9 million for the years ended 2018, 2017 and 2016, respectively.

In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Grain segment related to assets that were reclassified as assets held for sale at June 30, 2018 and were sold in the third quarter.

In December 2017, the Company recorded charges totaling $10.9 million for impairment of property, plant and equipment in the Grain segment, of which $5.6 million relates to assets that were deemed held and used and $5.3 million related to assets that had been reclassified as assets held for sale at December 31, 2017. These assets were then sold during 2018.

In December 2016, the Company recorded charges totaling $6.0 million for impairment of property, plant and equipment in the Retail segment. This does not include $0.5 million of impairment charges related to software. The Company also recorded charges totaling $2.3 million for impairment of property, plant and equipment in the Plant Nutrient segment due to the closing of a cob facility.

Rail Group Assets

The components of the Rail Group assets leased to others are as follows:

	December 31,
(in thousands)	2018	2017
Rail Group assets leased to others	$640,349	$531,391
Less: accumulated depreciation	118,564	107,948
	$521,785	$423,443

Depreciation expense on Rail Group assets leased to others amounted to $24.7 million, $20.0 million and $18.6 million for the years ended 2018, 2017 and 2016, respectively.

In June 2018, the Company recorded charges totaling $4.7 million for impairment of Rail Group assets leased to others that had been reclassified as assets held for sale at June 30, 2018. These assets were sold during the second half of 2018.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018, 2017 and 2016 are as follows:

(in thousands)	Grain	Plant Nutrient	Rail	Total
Balance at January 1, 2016	$—	$59,767	$4,167	$63,934
Acquisitions	—	—	—	—
Balance at December 31, 2016	—	59,767	4,167	63,934
Acquisitions	1,171	—	—	1,171
Impairments	—	(59,081)	—	(59,081)
Balance at December 31, 2017	1,171	686	4,167	6,024
Acquisitions	—	—	—	—
Balance at December 31, 2018	$1,171	$686	$4,167	$6,024

Goodwill for the Grain segment is $1.2 million and net of accumulated impairment losses of $46.4 million as of December 31, 2018. Goodwill for the Plant Nutrient segment is $0.7 million and net of accumulated impairment losses of $68.9 million as of December 31, 2018.

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. Upon early adoption of ASU No. 2017-04 during the second quarter of 2017, the Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. Any excess of the carrying value of the goodwill over the BEV will be recorded as an impairment loss. The calculation of the BEV is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy. No goodwill impairment charges were incurred in 2018 as a result of our annual impairment testing.

While performing the annual assessment of goodwill impairment in 2017, the Company recorded an impairment loss related to the Wholesale reporting unit for $17.1 million. The discounted cash flow model used for the income approach assumed discrete period revenue growth through 2022 that was reflective of market opportunities, changes in product mix, and cyclical trends within the Wholesale reporting unit. In the terminal year, the Company assumed a long-term earnings growth rate of 2.0 percent that is believed to be appropriate given the current industry-specific expectations. As of the valuation date, the Company utilized a weighted-average cost of capital of 10.4 percent, which reflects the relative risk and time value of money. This is in addition to the $42.0 million of impairment recorded in the Wholesale reporting unit in the second quarter of 2017. As a result, there is no remaining goodwill in the Wholesale reporting unit as of December 31, 2017. No other impairments were incurred in the remaining reporting units as a result of the annual assessment.

No goodwill impairment charges were incurred in 2016 as a result of our annual impairment testing.

The Company's other intangible assets are as follows:

(in thousands)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2018
Intangible asset class
Customer list	$40,570	$21,706	$18,864
Non-compete agreement	3,313	2,753	560
Supply agreement	9,060	5,824	3,236
Technology	13,400	4,857	8,543
Trademarks and patents	17,985	7,682	10,303
Lease intangible	11,564	3,602	7,962
Software	86,723	37,112	49,611
Other	419	360	59
	$183,034	$83,896	$99,138
December 31, 2017
Intangible asset class
Customer list	$41,151	$18,437	$22,714
Non-compete agreement	4,665	3,563	1,102
Supply agreement	9,806	5,699	4,107
Technology	15,500	5,616	9,884
Trademarks and patents	18,185	5,882	12,303
Lease intangible	12,420	5,707	6,713
Software	84,339	28,372	55,967
Other	2,023	1,920	103
	$188,089	$75,196	$112,893

Amortization expense for intangible assets was $19.1 million, $18.1 million and $16.8 million for 2018, 2017 and 2016, respectively. Expected future annual amortization expense for the above assets is as follows: 2019 -- $19.5 million; 2020 -- $17.7 million; 2021 -- $16.4 million; 2022 -- $14.4 million; and 2023 -- $12.9 million.

5. Debt

Borrowing Arrangements

On April 13, 2017, the Company amended its line of credit agreement with a syndicate of banks. The amended agreement provides for a credit facility in the amount of $800 million. The Company can designate up to $400 million of borrowings as long-term when the debt is used for long-term purposes, such as replacing long-term debt that is maturing, funding the purchase of long-term assets, or increasing permanent working capital when needed. It also provides the Company with up to $90 million in letters of credit. Any amounts outstanding on letters of credit will reduce the amount available on the lines of credit. The Company had standby letters of credit outstanding of $32.9 million at December 31, 2018. As of December 31, 2018, the Company had $255.0 million of outstanding borrowings on the lines of credit of which $205.0 million is classified as short-term debt. Borrowings under the lines of credit bear interest at variable interest rates, which are based off LIBOR plus an applicable spread. The maturity date for the line of credit is April 2022. Draw downs and repayments that are less than 90 days are recorded on a net basis in the Consolidated Statements of Cash Flows.

ELEMENT, a consolidated subsidiary of the Company, entered into a financing agreement during the first quarter of 2018. This agreement provides a construction loan of up to $70 million.  Upon project completion, the agreement provides the opportunity for the Company to convert the construction loan to a term loan of up to $50.0 million and a revolving term loan of up to $20.0 million.  The maturity date of the credit agreement is March 2, 2025. During the construction period, borrowings under the credit agreement bear interest at variable interest rates, which are based off LIBOR plus an applicable spread.  Upon conversion of the construction loan to a term loan, the Company will have the option of fixing the interest on portions of the loans, or continuing at the previously described variable interest rates. There are no outstanding borrowings under this agreement as of December 31, 2018. The agreements include both financial and non-financial covenants that ELEMENT, among other things, is required at a minimum to maintain various working capital levels and debt service coverage ratios based on project milestones as well as a minimum owner's equity level.

The Andersons Railcar Leasing Company LLC, a consolidated subsidiary of the Company, entered into a new line of credit agreement in the first quarter of 2018 and which was subsequently amended and restated during the third quarter of 2018. The amended agreement provides for a credit facility in the amount of $200 million. The maturity date of the loan agreement is August 2, 2021. Borrowings under the agreement bear interest at market driven, variable interest rates, which are based off LIBOR plus an applicable spread. The agreement includes both financial and non-financial covenants, including maintaining certain leverage and interest coverage ratios, tangible net worth and utilization levels. There are $118.0 million of outstanding borrowings, classified as non-recourse debt, under this agreement as of December 31, 2018, the proceeds of which were used to purchase Rail Group assets.

The Company’s short-term and long-term debt at December 31, 2018 and 2017 consisted of the following:

	December 31,
(in thousands)	2018	2017
Short-term debt - non-recourse	$—	$—
Short-term debt - recourse	205,000	22,000
Total short-term debt	$205,000	$22,000
Current maturities of long-term debt – non-recourse	$4,842	$—
Current maturities of long-term debt – recourse	16,747	54,205
Total current maturities of long-term debt	$21,589	$54,205
Long-term debt, less current maturities – non-recourse	$146,353	$—
Long-term debt, less current maturities – recourse	349,834	418,339
Total long-term debt, less current maturities	$496,187	$418,339

The following information relates to short-term borrowings:

(in thousands, except percentages)	2018	2017	2016
Maximum amount borrowed	$555,000	$367,000	$412,000
Weighted average interest rate	3.32%	2.56%	1.94%

Long-Term Debt

Recourse Debt

Long-term debt consists of the following:

	December 31,
(in thousands, except percentages)	2018	2017
Note payable, 4.07%, payable at maturity, due 2021	$26,000	$26,000
Note payable, 4.55%, payable at maturity, due 2023	24,000	24,000
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Note payable, 6.78%, payable at maturity, paid 2018	—	41,500
Note payable, 4.92%, payable in increasing amounts ($2.0 million for 2018), plus interest, due 2021 (a)	16,227	18,241
Note payable, 4.76%, payable in increasing amounts ($1.6 million for 2018) plus interest, due 2028 (a)	44,330	45,936
Note payable, variable rate (4.85% at December 31, 2018), payable in increasing amounts ($1.3 million for 2018) plus interest, due 2023 (a)	16,452	17,786
Note payable, 3.29%, payable in increasing amounts ($1.4 million for 2018) plus interest, due 2022 (a)	18,918	20,293
Note payable, 4.23%, payable quarterly in varying amounts ($0.5 million for 2018) plus interest, due 2021 (a)	9,948	10,479
Note payable, variable rate (4.19% at December 31, 2018), payable in varying amounts ($0.3 million for 2018), plus interest, due 2026 (a)	8,417	8,762
Note payable, 4.76%, payable quarterly in varying amounts ($0.3 million for 2018) plus interest, due 2028 (a)	8,288	8,581
Line of credit, variable rate (3.79% at December 31, 2018), payable at maturity, due 2022	50,000	100,000
Note payable, 3.33%, payable in increasing amounts ($1.1 million for 2018) plus interest, due 2025 (a)	24,888	25,960
Note payable, 4.5%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.0%, payable at maturity, due 2040	14,000	14,000
Note payable, variable rate (4.15% at December 31, 2018), payable quarterly, ($1.25 million for 2018) due 2024 (a)	13,250	14,500
Industrial development revenue bonds:
Variable rate (3.19% at December 31, 2018), payable at maturity, due 2019 (a)	4,650	4,650
Variable rate (3.18% at December 31, 2018), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate (3.14% at December 31, 2018), payable at maturity, due 2036	21,000	21,000
Debenture bonds, 2.65% to 5.00%, due 2018 through 2032	27,323	30,432
	$371,791	$476,220
Less: current maturities	16,747	54,205
Less: unamortized prepaid debt issuance costs	5,210	3,676
	$349,834	$418,339
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $143.8 million

As of December 31, 2018, the Company's short-term and long-term borrowing agreements include both financial and non-financial covenants that, among other things, require the Company at a minimum to maintain:

•	long-term debt to capitalization of not more than 70%;

•	working capital of not less than $150 million; and

•	interest coverage ratio of not less than 2.65 to 1.00.

The Company was in compliance with these financial covenants at and during the years ended December 31, 2018 and 2017.

The aggregate annual maturities of recourse, long-term debt are as follows: 2019 -- $16.5 million; 2020 -- $15.9 million; 2021 -- $61.8 million; 2022 -- $74.8 million; 2023 -- $41.7 million; and $160.5 million thereafter.

Non-Recourse Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands)	2018	2017
Line of credit, 4.46%, payable at maturity, due 2021	$118,000	$—
Non-recourse financing obligations, 3.60% to 4.94%, due 2019 through 2026	34,019	—
	$152,019	$—
Less: current maturities	4,842	—
Less: unamortized prepaid debt issuance costs	824	—
	$146,353	$—

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2019 -- $4.8 million; 2020 -- $6.9 million; 2021 -- $123.9 million; 2022 -- $9.1 million; 2023 -- $0.9 million; and $6.4 million thereafter.

6. Derivatives

Commodity Contracts
The Company’s operating results are affected by changes to commodity prices. The Grain and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward grain and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over the counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

The following table presents at December 31, 2018 and 2017, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2018		December 31, 2017
(in thousands)	Net Derivative Asset Position	Net Derivative Liability Position	Net Derivative Asset Position	Net Derivative Liability Position
Collateral paid	$14,944	$—	$1,351	$—
Fair value of derivatives	22,285	—	17,252	—
Balance at end of period	$37,229	$—	$18,603	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$43,463	$484	$706	$5	$44,658
Commodity derivative liabilities	(6,986)	(4)	(33,353)	(894)	(41,237)
Cash collateral	14,944	—	—	—	14,944
Balance sheet line item totals	$51,421	$480	$(32,647)	$(889)	$18,365

	December 31, 2017
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$36,929	$311	$489	$1	$37,730
Commodity derivative liabilities	(7,578)	(1)	(30,140)	(826)	(38,545)
Cash collateral	1,351	—	—	—	1,351
Balance sheet line item totals	$30,702	$310	$(29,651)	$(825)	$536

The net pre-tax gains on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Gains (Losses) on commodity derivatives included in cost of sales and merchandising revenues	$4,236	5,417	(15,012)

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2018 and 2017:

	December 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	250,408			—
Soybeans	22,463	—	—	—
Wheat	14,017	—	—	—
Oats	26,230	—	—	—
Ethanol	—	244,863	—	—
Corn oil	—	—	2,920	—
Other	494	2,000	—	66
Subtotal	313,612	246,863	2,920	66
Exchange traded:
Corn	130,585	—	—	—
Soybeans	26,985	—	—	—
Wheat	33,760	—	—	—
Oats	1,475	—	—	—
Ethanol	—	77,112	—	—
Subtotal	192,805	77,112	—	—
Total	506,417	323,975	2,920	66

	December 31, 2017
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	218,391			—
Soybeans	18,127	—	—	—
Wheat	14,577	—	—	—
Oats	25,953	—	—	—
Ethanol	—	197,607	—	—
Corn oil	—	—	6,074	—
Other	47	—	—	97
Subtotal	277,095	197,607	6,074	97
Exchange traded:
Corn	82,835	—	—	—
Soybeans	37,170	—	—	—
Wheat	65,640	—	—	—
Oats	1,345	—	—	—
Ethanol	—	39,438	—	—
Other	—	840	—	—
Subtotal	186,990	40,278	—	—
Total	464,085	237,885	6,074	97

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

The following table presents the open interest rate contracts at December 31, 2018:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2013	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	2.9% to 4.8%
Swap	2018	2021	$40.0	Interest rate component of debt - accounted for as cash flow hedge	2.6%
Swap	2018	2021	$25.0	Interest rate component of debt - accounted for as cash flow hedge	2.5%

At December 31, 2018 and 2017, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

	December 31,
(in thousands)	2018	2017
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(353)	$(1,244)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	$(1,122)	$426
Derivatives designated as hedging instruments
Interest rate contract included in Other assets (Other long-term liabilities)	$(168)	$—

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year ended December 31,
(in thousands)	2018	2017
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$1,115	$1,286
Foreign currency derivative gains (losses) included in Other income, net	$(1,548)	$539
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in OCI	$(168)	$—
Interest rate derivative gains (losses) included in Interest income (expense)	$158	$—

As of December 31, 2018, the Company had two outstanding interest rate derivatives, with a notional amount of $40 million and $25 million, with maturity dates of March 2021 and August 2021, respectively. These derivatives were designated as a cash flow hedge of interest rate risk. The gain or loss on these derivatives is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

7. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $7.2 million in 2018, $7.3 million in 2017 and $7.8 million in 2016. The Company also provides health insurance benefits to certain employees and retirees.

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

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2018	2017	2018	2017
Benefit obligation at beginning of year	$5,832	$7,112	$22,602	$29,757
Service cost	—	—	319	391
Interest cost	130	155	752	985
Actuarial (gains) losses	(282)	(245)	(1,623)	(7,903)
Participant contributions	—	—	145	463
Retiree drug subsidy received	—	—	125	184
Benefits paid	(1,318)	(1,190)	(1,682)	(1,275)
Benefit obligation at end of year	$4,362	$5,832	$20,638	$22,602

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual gains on plan assets	—	—	—	—
Company contributions	1,318	1,190	1,537	812
Participant contributions	—	—	145	463
Benefits paid	(1,318)	(1,190)	(1,682)	(1,275)
Fair value of plan assets at end of year	$—	$—	$—	$—

Under funded status of plans at end of year	$(4,362)	$(5,832)	$(20,638)	$(22,602)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2018 and 2017 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2018	2017	2018	2017
Accrued expenses	$(1,516)	$(1,232)	$(1,162)	$(1,098)
Employee benefit plan obligations	(2,846)	(4,600)	(19,476)	(21,504)
Net amount recognized	$(4,362)	$(5,832)	$(20,638)	$(22,602)

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2018:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$3,747	$—	$(7,506)
Amounts arising during the period	(282)	—	(1,623)	—
Amounts recognized as a component of net periodic benefit cost	(243)	—	—	910
Balance at end of year	$3,222	$—	$(9,129)	$910

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2018	2017
Projected benefit obligation	$4,362	$5,832
Accumulated benefit obligation	$4,362	$5,832

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years (in thousands) are as follows:

Year	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout
2019	$1,516	$1,161
2020	1,262	1,185
2021	1,011	1,203
2022	210	1,225
2023	220	1,240
2024-2028	418	6,364

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$319	$391	$760
Interest cost	130	155	194	752	985	1,549
Expected return on plan assets	—	—	—	(910)	(455)	(355)
Recognized net actuarial loss	243	252	146	—	—	768
Benefit cost (income)	$373	$407	$340	$161	$921	$2,722

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	N/A	N/A	N/A	4.1%	3.4%	4.0%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	N/A	N/A	N/A	3.4%	3.7%	4.2%
Expected long-term return on plan assets	N/A	N/A	N/A	—	—	—
Rate of compensation increases	N/A	N/A	N/A	—	—	—

(a)
The calculated rate for the unfunded employee retirement plan was 3.20%, 2.50% and 2.40% in 2018, 2017 and 2016, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.

(b)
The calculated rate for the unfunded employee retirement plan was 2.50%, 2.40% and 2.60% in 2018, 2017 and 2016, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three year period presented above.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2018	2017
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A

(a)	In 2017, the Company's remaining uncapped participants were converted to a Medicare Exchange Health Reimbursement Arrangement, which put a 2% cap on the Company's share of the related costs.

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

(in thousands)	For the Year ended December 31, 2018
Revenues under ASC 606	$898,885
Revenues under ASC 840	105,631
Revenues under ASC 815	2,040,866
Total Revenues	$3,045,382

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	Twelve months ended December 31, 2018
(in thousands)	Grain	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$260,821	$—	$260,821
Primary nutrients	—	—	399,566	—	399,566
Services	14,666	10,786	4,411	35,179	65,042
Co-products	—	114,489	—	—	114,489
Other	1,035	—	25,738	32,194	58,967
Total	$15,701	$125,275	$690,536	$67,373	$898,885

For the year ended December 31, 2018, approximately 7% of revenues accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.

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

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	Contract liabilities
Balance at January 1, 2018	$25,520
Balance at December 31, 2018	28,858

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Contract liabilities are built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under out customer contracts in preparation for the spring planing season. The contract liabilities are then relieved as obligations are met through the year and begin to build in preparation for a new season as we approach year-end.

Impact of New Revenue Guidance on Financial Statement Line Items
The following table compares the balance sheet, as of December 31, 2018, to the pro forma amounts had the previous guidance been in effect:

	Balance Sheet
	December 31, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Cash and cash equivalents and restricted cash	$22,593	$—	$22,593
Accounts receivable, net	207,285	—	207,285
Inventories	690,804	74	690,878
Commodity derivative assets - current	51,421	—	51,421
Other current assets	51,095	(114)	50,981
Other noncurrent assets	370,309	—	370,309
Rail Group assets leased to others, net	521,785	(22,709)	499,076
Property, plant and equipment, net	476,711	—	476,711
Total assets	2,392,003	(22,749)	2,369,254
Short-term debt and current maturities of long-term debt	226,589	(4,842)	221,747
Trade and other payables and accrued expenses and other current liabilities	541,581	—	541,581
Commodity derivative liabilities - current	32,647	—	32,647
Customer prepayments and deferred revenue	32,533	—	32,533
Commodity derivative liabilities - noncurrent and Other long-term liabilities	33,073	—	33,073
Employee benefit plan obligations	22,542	—	22,542
Long-term debt, less current maturities	496,187	(29,177)	467,010
Deferred income taxes	130,087	3,492	133,579
Total liabilities	1,515,239	(30,527)	1,484,712
Retained earnings	647,517	7,778	655,295
Common shares, additional paid-in-capital, treasury shares, accumulated other comprehensive loss and noncontrolling interests	229,247	—	229,247
Total equity	876,764	7,778	884,542
Total liabilities and equity	$2,392,003	$(22,749)	$2,369,254

Total reported assets were $22.7 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was largely due to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.

Total reported liabilities were $30.5 million greater than on the pro forma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018. This was largely due to the financing obligation and deferred taxes related to the Rail Group assets that were recorded on the balance sheet on January 1, 2018 as part of the cumulative catch-up adjustment upon the adoption of ASC 606.

The following table compares the reported condensed statement of operations for the year ended December 31, 2018, to the pro forma amounts had the previous guidance been in effect:

	Statement of Operations
	December 31, 2018
(in thousands)	As Reported	ASC 606 Impact	Pro forma as if the previous accounting guidance was in effect
Sales and merchandising revenues	$3,045,382	$701,437	$3,746,819
Cost of sales and merchandising revenues	2,743,377	703,358	3,446,735
Gross profit	302,005	(1,921)	$300,084
Operating, administrative and general expenses	257,872	—	$257,872
Asset impairment	6,272	—	$6,272
Interest expense	27,848	(1,563)	$26,285
Other income:
Equity in earnings of affiliates, net	27,141	—	$27,141
Other income, net	16,002	—	$16,002
Income (loss) before income taxes	53,156	(358)	$52,798
Income tax provision	11,931	(89)	$11,842
Net income (loss)	41,225	(269)	$40,956
Net income attributable to the noncontrolling interests	(259)	—	$(259)
Net income (loss) attributable to The Andersons, Inc.	$41,484	$(269)	$41,215

The following summarizes the significant changes on the Company’s condensed consolidated statement of operations for the year ended December 31, 2018 due to the adoption of ASC 606 on January 1, 2018 compared to the results that would have been reported if the Company had continued to recognize revenues under ASC 605:

•
While grain origination agreements, and their related sales contracts, will be accounted for under ASC 815, the Company is still required to evaluate the principal versus agent guidance in ASC 606 to determine whether realized gains or losses should be presented on a gross or net basis in the consolidated statements of operations upon physical settlement. The Company has determined that it is the agent in certain origination arrangements within our Grain Group and therefore realized gains or losses will be presented under ASC 606. Since these transactions are now being recorded on a net basis, revenues and related cost of sales would have been $688.3 million higher under the previous guidance for the twelve months ended December 31, 2018.

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

The net impact of accounting for revenue under the new guidance had an immaterial impact on net income (loss) and no impact on the Company's earnings per common share for the year ended December 31, 2018.

The adoption of ASC 606 had an immaterial impact on the Company’s cash flows from operations. The aforementioned impacts resulted in offsetting shifts in cash flows throughout net income and various changes in working capital balances.

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

•	Modified retrospective approach - see discussion in Note 1 regarding adoption elections.

9. Income Taxes

Income tax provision (benefit) applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$(549)	$(1,668)	$(702)
State and local	323	643	199
Foreign	1,138	1,125	1,385
	$912	$100	$882

Deferred:
Federal	$10,073	$(61,655)	$3,523
State and local	578	(2,107)	1,696
Foreign	367	528	810
	$11,018	$(63,234)	$6,029

Total:
Federal	$9,525	$(63,323)	$2,821
State and local	901	(1,464)	1,895
Foreign	1,505	1,653	2,195
	$11,931	$(63,134)	$6,911

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016
U.S.	$46,678	$(25,645)	$11,526
Foreign	6,478	5,120	9,855
	$53,156	$(20,525)	$21,381

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of related federal taxes	3.4	(4.2)	5.8
Federal income tax credits	(3.4)	—	(7.3)
Change in federal and state tax rates	(2.1)	374.8	—
Income taxes on foreign earnings	(1.5)	(2.2)	(1.3)
Nondeductible compensation	1.5	(2.5)	2.0
Tax effect of GILTI	1.4	—	—
Equity Method Investments	1.1	(0.4)	0.3
Impacts related to the 2017 Tax Act	0.6	(7.1)	—
Other, net	0.5	4.4	(0.8)
Release (accrual) of unrecognized tax benefits	(0.1)	3.0	0.1
Effect of noncontrolling interest	0.1	0.2	(4.7)
Goodwill impairment	—	(93.5)	—
Tax associated with accrued and unpaid dividends	—	0.1	3.2
Effective tax rate	22.5%	307.6%	32.3%

Net income tax refunds of $5.4 million were received in 2018, net income taxes of $2.1 million were paid in 2017, and net income tax refunds of $10.6 million were received in 2016.Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax liabilities:
Property, plant and equipment and Rail Group assets leased to others	$(168,345)	$(129,876)
Equity method investments	(24,732)	(31,223)
Other	(7,999)	(8,754)
	(201,076)	(169,853)
Deferred tax assets:
Employee benefits	13,161	15,229
Accounts and notes receivable	2,069	2,317
Inventory	7,595	6,100
Federal income tax credits	13,075	10,225
Net operating loss carryforwards	12,766	5,753
Deferred interest (a)	6,476	—
Lease liability	8,473	—
Other	8,839	9,674
Total deferred tax assets	72,454	49,298
Valuation allowance	(1,185)	(1,024)
	71,269	48,274
Net deferred tax liabilities	$(129,807)	$(121,579)

(a) The deferred interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current year.  The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j)).

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes which began in 2018, including repeal of the domestic manufacturing deduction, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.
The company recognized the income tax effects of the 2017 Tax Act in its financial statements in accordance with Staff Accounting Bulletin (SAB) No. 118, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

Beginning in 2018, The Tax Reform Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The BEAT provision in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax. The Company evaluated the GILTI and BEAT provision, resulting in a financial statement impact of $0.7 million and zero, respectively, for the year ended December 31, 2018.

On December 31, 2018, the Company had $46.6 million, $103.4 million and $0.6 million of U.S. Federal, state and non-U.S. net operating loss carryforwards that begin to expire in 2034, 2019 and 2035, respectively. The Company also has $8.3 million of general business credits that expire after 2036 and $4.5 million of foreign tax credits that begin to expire after 2025.

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

•Historical operating results
•Expectations of future earnings
•Tax planning strategies; and
•The extended period of time over which retirement, medical, and pension liabilities will be paid.

During 2018, due to a three-year cumulative loss and future economic uncertainty, we concluded that a valuation allowance was required related to additional State net operating losses. This resulted in an immaterial amount of non-cash charge to income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S., various foreign jurisdictions and various state and local jurisdictions. The Company is no longer subject to examinations by foreign jurisdictions for years before 2013 and is no longer subject to examinations by U.S. tax authorities for years before 2015. The Company is no longer subject to examination by state tax authorities in most states for tax years before 2015.

A reconciliation of the January 1, 2016 to December 31, 2018 amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2016	$1,431
Additions based on tax positions related to the current year	113
Additions based on tax positions related to prior years	—
Reductions based on tax positions related to prior years	(40)
Reductions as a result of a lapse in statute of limitations	(52)
Balance at December 31, 2016	1,452

Additions based on tax positions related to the current year	—
Reductions based on tax positions related to prior years	(92)
Reductions as a result of a lapse in statute of limitations	(573)
Balance at December 31, 2017	787

Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions based on tax positions related to prior years	—
Reductions as a result of a lapse in statute of limitations	(169)
Balance at December 31, 2018	$618

The Company anticipates $0.1 million decrease in the reserve during the next 12 months due to the settling of state tax appeals and a lapse in statute of limitations. Dependent upon the lapse in statute of limitations and the outcome of the state tax appeals, the total liability for unrecognized tax benefits as of December 31, 2018 could impact the effective tax rate.

The Company has elected to classify interest and penalties as Interest expense on the Consolidated Statements of Operations rather than as income tax expense. The Company has $0.3 million accrued for the payment of interest and penalties at December 31, 2018. The net interest and penalties benefit for 2018 is zero, due to decreased uncertain tax positions. The Company had $0.3 million accrued for the payment of interest and penalties at December 31, 2017. The net interest and penalties benefit for 2017 was $0.1 million.

10. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 31, 2018, 2017, and 2016:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2018
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income before reclassifications	(284)	(3,834)	(86)	1,031	(3,173)
Amounts reclassified from accumulated other comprehensive loss	158	—	—	(672)	(514)
Net current-period other comprehensive income	(126)	(3,834)	(86)	359	(3,687)
Ending balance	$(126)	$(11,550)	$258	$5,031	$(6,387)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2017
(in thousands)	Foreign Currency Translation Adjustments	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(11,002)	$—	$(1,466)	$(12,468)
Other comprehensive income before reclassifications	3,286	344	6,485	$10,115
Amounts reclassified from accumulated other comprehensive loss	—	—	(347)	$(347)
Net current-period other comprehensive income	3,286	344	6,138	9,768
Ending balance	$(7,716)	$344	$4,672	$(2,700)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2016
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(111)	$(12,041)	$126	$(8,913)	$(20,939)
Other comprehensive income before reclassifications	111	1,039	—	7,668	$8,818
Amounts reclassified from accumulated other comprehensive loss	—	—	(126)	(221)	$(347)
Net current-period other comprehensive income	111	1,039	(126)	7,447	8,471
Ending balance	$—	$(11,002)	$—	$(1,466)	$(12,468)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The Following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the years ended December 31, 2018, 2017, and 2016:

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(910)	(b)
	(910)	Total before tax
	238	Income tax benefit
	$(672)	Net of tax

Cash Flow Hedges
Interest payments	$214	(b)
	214	Total before tax
	(56)	Tax expense
	$158	Net of tax

Total reclassifications for the period	$(514)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(455)	(b)
	(455)	Total before tax
	108	Income tax benefit
	$(347)	Net of tax

Total reclassifications for the period	$(347)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(354)	(b)
	(354)	Total before tax
	133	Income tax benefit
	$(221)	Net of tax
Other Items
Recognition of gain on sale of investment	(200)
	(200)	Total before tax
	74	Income tax benefit
	(126)	Net of tax

Total reclassifications for the period	$(347)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 7. Employee Benefit Plans footnote for additional details)

11. Earnings Per Share

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

The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2018	2017	2016
Net income (loss) attributable to The Andersons, Inc.	$41,484	$42,511	$11,594
Less: Distributed and undistributed earnings allocated to non-vested restricted stock	—	1	9
Earnings (losses) available to common shareholders	$41,484	$42,510	$11,585
Earnings per share – basic:
Weighted average shares outstanding – basic	28,258	28,126	28,193
Earnings (losses) per common share – basic	$1.47	$1.51	$0.41
Earnings per share – diluted:
Weighted average shares outstanding – basic	28,258	28,126	28,193
Effect of dilutive awards	194	170	238
Weighted average shares outstanding – diluted	28,452	28,296	28,431
Earnings (losses) per common share – diluted	$1.46	$1.50	$0.41

There were 13 thousand and 22 thousand antidilutive share-based awards outstanding at December 31, 2018 and December 31, 2017, respectively. No antidilutive share-based awards were outstanding at December 31, 2016.

12. Fair Value Measurements

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017:

(in thousands)	December 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	37,229	(18,864)	—	18,365
Provisionally priced contracts (b)	(76,175)	(58,566)	—	(134,741)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,186	(353)	—	4,833
Total	$(33,760)	$(77,783)	$7,154	$(104,389)

(in thousands)	December 31, 2017
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	18,603	(18,067)	—	536
Provisionally priced contracts (b)	(98,190)	(67,094)	—	(165,284)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	9,705	(1,244)	—	8,461
Total	$(69,882)	$(86,405)	$7,388	$(148,899)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.

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
The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices quoted on various exchanges for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the agribusiness industry, we have concluded that “basis” is typically a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives, depending on the specific commodity. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.
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
Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or we have delivered provisionally priced grain and a subsequent payable or receivable is set up for any future changes in the grain price, quoted exchange prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.
The risk management contract liability allows related ethanol customers to effectively unprice the futures component of their inventory for a period of time, subjecting the bushels to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted exchange prices and as such, the balance is deemed to be Level 1 in the fair value hierarchy.
The convertible preferred securities are interests in several early-stage enterprises in the form of convertible debt and preferred equity securities.
A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2018	2017
Assets (liabilities) at January 1,	$7,388	$3,294
New investments	1,086	3,750
Sales proceeds	(6,400)	—
Gains (losses) included in earnings	3,900	—
Unrealized gains (losses) included in other comprehensive income	1,180	344
Assets (liabilities) at December 31,	$7,154	$7,388

The following tables summarize information about the Company's Level 3 fair value measurements as of December 31, 2018 and 2017:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/18	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities	$7,154	Implied based on market prices	Various	N/A

(in thousands)	Fair Value as of 12/31/17	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities	$7,388	Implied based on market prices	Various	N/A
Real Property	$29,347	Third-Party Appraisal	N/A	N/A

Fair Value of Debt Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its fixed rate long-term debt instruments outstanding at December 31, 2018 and 2017, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2018
Fixed rate long-term notes payable	$261,618	$256,447	Level 2
Debenture bonds	27,324	26,154	Level 2
	$288,942	$282,601

2017
Fixed rate long-term notes payable	$275,989	$275,340	Level 2
Debenture bonds	30,432	29,452	Level 2
	$306,421	$304,792

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

13. Related Party Transactions

Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received. In January 2019, the Company purchased the remaining equity of LTG.

In January 2003, the Company became a minority investor in LTG, which focuses on grain merchandising as well as trading related to the energy and biofuels industry. The Company accounts for this investment under the equity method. The Company sells and purchases both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers. In January of 2019, the Company purchased the remaining equity of LTG. See Note 22 for additional information.

In 2005, the Company became an investor in TAAE. TAAE is a producer of ethanol and its co-products DDG and corn oil at its 110 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company is separately compensated for all such services except corn oil marketing. The Company also leases its Albion, Michigan grain facility to TAAE. While the Company holds 55% of the outstanding units of TAAE, a super-majority vote is required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company has concluded that the super-majority vote requirement gives the minority shareholders substantive participating rights and therefore consolidation for book purposes is not appropriate. The Company accounts for its investment in TAAE under the equity method of accounting.

In 2006, the Company became a minority investor in TACE. TACE is also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Clymers, Indiana. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services for which it is separately compensated. The Company also leases its Clymers, Indiana grain facility to TACE.

In 2006, the Company became a minority investor in TAME. TAME is also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC, a consolidated subsidiary of the Company, of which a third party owned 34% of the shares. The Company operates the facility under a management contract and provides corn origination, ethanol, corn oil and DDG marketing and risk management services for which it is separately compensated. In 2009, TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest. On January 1, 2017, TAEI was merged with and into TAME. The Company had owned (66%) of TAEI. Pursuant to the merger, the Company’s ownership units in TAEI were canceled and converted into ownership units in TAME. As a result, the Company now directly owns 33% of the outstanding ownership units of TAME.

The Company has marketing agreements with TAAE, TACE, and TAME under which the Company purchases and markets the ethanol produced to external customers. As compensation for these marketing services, the Company earns a fee on each gallon of ethanol sold. The Company has entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchases most, if not all, of the ethanol produced by the LLCs at the same price it will resell the ethanol to external customers. The Company acts as the principal in these ethanol sales transactions to external parties as the Company has ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales are executed through forward contracts on matching terms and, outside of the fee the Company earns for each gallon sold, the Company does not recognize any gross profit on the sales transactions. For the years ended December 31, 2018, 2017 and 2016, revenues recognized for the sale of ethanol purchased from related parties were $625.2 million, $590.9 million and $427.8 million, respectively. In addition to the ethanol marketing agreements, the Company holds corn origination agreements, under which the Company originates all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company receives a unit-based fee. Similar to the ethanol sales described above, the Company acts as an agent in these transactions, and accordingly, these transactions are now being recorded on a net basis. See Note 8 for further discussion. For the years ended December 31, 2017 and 2016, revenues recognized for the sale of corn under these agreements were $498.8 million and $426.8 million, respectively. As part of the corn origination agreements, the Company also markets the DDG produced by the entities. For this service the Company receives a unit-based fee. The Company does not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guarantees payment by the buyer for DDG sales. At December 31, 2018 and 2017, the three unconsolidated ethanol entities had a combined receivable balance for DDG of $7.0 million and $5.9 million, respectively, of which $0.1 million and $0.1 million, respectively, was more than thirty days past due. As the Company has not experienced historical losses and the DDG receivable balances greater than thirty days past due is immaterial, the Company has concluded that the fair value of this guarantee is inconsequential.

On July 31, 2013, the Company, along with Lansing Trade Group, LLC established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in a related U.S. operating company. Each Company owns 50% of the investment. Thompsons Limited is a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, and operates 12 locations across Ontario and Minnesota. The Company does not hold a majority of the outstanding shares of Thompsons Limited joint ventures. All major operating decisions of these joint ventures are made by their Board of Directors and the Company does not have a majority of the board seats. Due to these factors, the Company does not have control over these joint ventures and therefore accounts for these investments under the equity method of accounting, as of December 31, 2018. As a result of the LTG acquisition in 2019, Thompsons Limited will become a consolidated entity.

The following table presents aggregate summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant equity method investees in the aggregate. No individual equity investments qualified as significant for the years ended December 31, 2018, 2017 and 2016.

	December 31,
(in thousands)	2018	2017	2016
Sales	$6,111,036	$6,080,795	$6,579,413
Gross profit	257,594	217,629	188,350
Income from continuing operations	71,608	50,937	12,288
Net income	68,876	42,970	6,445

Current assets	1,111,826	1,045,124	898,081
Non-current assets	526,169	538,671	565,416
Current liabilities	792,184	802,161	665,387
Non-current liabilities	281,103	309,649	359,816
Noncontrolling interests	—	—	3,628

The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2018	2017
The Andersons Albion Ethanol LLC	$50,382	$45,024
The Andersons Clymers Ethanol LLC	24,242	19,830
The Andersons Marathon Ethanol LLC	14,841	12,660
Lansing Trade Group, LLC	101,715	93,088
Thompsons Limited (a)	48,987	50,198
Other	2,159	2,439
Total	$242,326	$223,239

(a)	Thompsons Limited and related U.S. operating company held by joint ventures
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2018	December 31,
(in thousands)		2018	2017	2016
The Andersons Albion Ethanol LLC	55%	$5,531	$6,052	$6,167
The Andersons Clymers Ethanol LLC	39%	4,846	4,591	6,486
The Andersons Marathon Ethanol LLC	33%	3,832	1,571	5,814
Lansing Trade Group, LLC	33% (a)	10,413	4,038	(9,935)
Thompsons Limited (b)	50%	2,568	696	1,189
Other	5% - 50%	(49)	(225)	—
Total		$27,141	$16,723	$9,721

(a)	This does not consider restricted management units which, once vested, will reduce the ownership percentage by approximately 0.3%.

(b)	Thompsons Limited and related U.S. operating company held by joint ventures

Total distributions received from unconsolidated affiliates were $3.8 million for the year ended December 31, 2018. The balance at December 31, 2018 that represents the undistributed earnings of the Company's equity method investments is $106.7 million.

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

On March 2, 2018, the Company invested in ELEMENT.  The Company owns 51% of ELEMENT and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC is constructing a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT have been included in the Company's consolidated results and are a component of the Ethanol segment. The plant is expected to be operational in 2019.

The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2018	2017	2016
Sales revenues	$358,856	$893,950	$749,746
Service fee revenues (a)	20,843	24,357	17,957
Purchases of product	741,736	615,739	463,832
Lease income (b)	6,523	6,175	5,966
Labor and benefits reimbursement (c)	13,487	13,894	12,809
Other expenses	—	—	149

(a)	Service fee revenues include management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs and charges them an amount equal to the Company’s costs of the related services.

	December 31,
(in thousands)	2018	2017
Accounts receivable (d)	$17,829	$30,252
Accounts payable (e)	28,432	27,866

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, LTG, and the Thompsons Limited joint ventures, for the purchase and sale of grain and ethanol, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties in a gross asset position as of December 31, 2018 and 2017 was $1.9 million and $0.2 million, respectively. The fair value of derivative contracts with related parties in a gross liability position as of December 31, 2018 and 2017 was $6.3 million and $2.5 million, respectively.

14. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Grain business includes grain merchandising, the operation of terminal grain elevator facilities and the investments in LTG and Thompsons Limited. The Ethanol business purchases and sells ethanol and also manages the ethanol production facilities organized as limited liability companies, one is consolidated and three are investments accounted for under the equity method. In 2018, the Ethanol business announced its investment in ELEMENT which is in the process of constructing a bio-refinery and anticipates the bio-refinery to be in production in 2019. There are various service contracts for these investments. The Plant Nutrient business manufactures and distributes agricultural inputs, primary nutrients and specialty fertilizers, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Retail business operated large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. In January 2017, the Company announced its decision to close all retail operations. As of December 31, 2018, the Retail Group has closed all stores, completed its liquidation efforts, and sold its properties. Included in “Other” are the corporate level costs not attributed to an operating segment and the 2016 and 2017 Retail business.

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

	Year ended December 31,
(in thousands)	2018	2017	2016
Revenues from external customers
Grain	$1,436,979	$2,106,464	$2,357,171
Ethanol	743,690	708,063	544,556
Plant Nutrient	690,536	651,824	725,176
Rail	174,177	172,123	163,658
Other	—	47,871	134,229
Total	$3,045,382	$3,686,345	$3,924,790

	Year ended December 31,
(in thousands)	2018	2017	2016
Inter-segment sales
Grain	$2,746	$761	$1,638
Plant Nutrient	—	241	470
Rail	1,205	1,213	1,399
Total	$3,951	$2,215	$3,507

	Year ended December 31,
(in thousands)	2018	2017	2016
Interest expense (income)
Grain	$11,843	$8,320	$7,955
Ethanol	(1,888)	(67)	35
Plant Nutrient	6,499	6,420	6,448
Rail	11,377	7,023	6,461
Other	17	(129)	220
Total	$27,848	$21,567	$21,119

	Year ended December 31,
(in thousands)	2018	2017	2016
Equity in earnings of affiliates
Grain	$12,932	$4,509	$(8,746)
Ethanol	14,209	12,214	18,467
Total	$27,141	$16,723	$9,721

	Year ended December 31,
(in thousands)	2018	2017	2016
Other income, net
Grain	$2,959	$3,658	$5,472
Ethanol	650	54	77
Plant Nutrient	2,495	5,092	3,716
Rail	3,516	2,632	2,218
Other	6,382	11,071	990
Total	$16,002	$22,507	$12,473

	Year ended December 31,
(in thousands)	2018	2017	2016
Income (loss) before income taxes
Grain	$26,676	$12,844	$(15,651)
Ethanol	22,115	18,878	24,723
Plant Nutrient	12,030	(45,121)	14,176
Rail	17,379	24,798	32,428
Other	(24,785)	(32,022)	(37,171)
Non-controlling interests	(259)	98	2,876
Total	$53,156	$(20,525)	$21,381

	Year ended December 31,
(in thousands)	2018	2017
Identifiable assets
Grain	$978,974	$948,871
Ethanol	295,971	180,173
Plant Nutrient	403,780	379,309
Rail	590,407	490,448
Other	122,871	163,553
Total	$2,392,003	$2,162,354

	Year ended December 31,
(in thousands)	2018	2017	2016
Capital expenditures
Grain	$17,203	$10,899	$21,428
Ethanol	101,320	3,690	2,301
Plant Nutrient	15,723	10,735	15,153
Rail	5,295	3,478	4,345
Other	3,038	5,800	34,513
Total	$142,579	$34,602	$77,740

	Year ended December 31,
(in thousands)	2018	2017	2016
Acquisition of businesses, net of cash acquired, and other investments
Grain	$2,248	$5,436	$—
Other	1,086	3,750	2,500
Total	$3,334	$9,186	$2,500

	Year ended December 31,
(in thousands)	2018	2017	2016
Depreciation and amortization
Grain	$16,062	$18,757	$18,232
Ethanol	6,136	5,970	5,925
Plant Nutrient	26,871	26,628	28,663
Rail	29,164	23,081	20,082
Other	12,064	11,976	11,423
Total	$90,297	$86,412	$84,325

Grain sales for export to foreign markets amounted to $202.7 million, $166.2 million and $78.3 million in 2018, 2017 and 2016, respectively - the majority of which were sales to Canadian customers. Revenues from leased railcars in Canada totaled $10.7 million, $13.3 million and $13.2 million in 2018, 2017 and 2016, respectively. The net book value of the leased railcars in Canada as of December 31, 2018 and 2017 was $23.2 million and $21.2 million, respectively.

15. Commitments and Contingencies

Litigation activities

The Company is party to litigation, or threats thereof, both as defendant and plaintiff with some regularity, although individual cases that are material in size occur infrequently. As a defendant, the Company establishes reserves for claimed amounts that are considered probable, and capable of estimation. If those cases are resolved for lesser amounts, the excess reserves are taken into income and, conversely, if those cases are resolved for larger than the amount the Company has accrued, the Company records a charge to income. The Company believes it is unlikely that the results of its current legal proceedings for which it is the defendant, even if unfavorable, will be material. As a plaintiff, amounts that are collected can also result in sudden, non-recurring income. Litigation results depend upon a variety of factors, including the availability of evidence, the credibility of witnesses, the performance of counsel, the state of the law, and the impressions of judges and jurors, any of which can be critical in importance, yet difficult, if not impossible, to predict. Consequently, cases currently pending, or future matters, may result in unexpected, and non-recurring losses, or income, from time to time. Finally, litigation results are often subject to judicial reconsideration, appeal and further negotiation by the parties, and as a result, the final impact of a particular judicial decision may be unknown for some time or may result in continued reserves to account for the potential of such post-verdict actions.

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

Railcar leasing activities

The Company's Rail Group is a lessor of transportation assets. The majority are leased to customers under operating leases that may be either net leases (in which the customer pays for all maintenance) or full-service leases (where the Company provides maintenance and fleet management services). The Company also provides such services to financial intermediaries to whom it has sold assets in non-recourse lease transactions. Fleet management services generally include maintenance, escrow, tax filings and car tracking services.

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

Lease income from operating leases (with the Company as lessor) to customers (including month-to-month and per diem leases) and rental expense for the Rail Group operating leases (with the Company as lessee) were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Rental and service income - operating leases	$96,036	$90,333	$95,254
Rental expense	$15,702	$16,459	$16,723

Lease income recognized under per diem arrangements (described in Note 1) totaled $6.3 million, $5.6 million, and 4.9 million in 2018, 2017 and 2016, respectively, and is included in the amounts above.

Future minimum rentals and service income for all noncancelable Rail operating leases on transportation assets are as follows:

(in thousands)	Future Rental and Service Income - Operating Leases	Future Minimum Rental Payments
Year ended December 31,
2019	$84,984	$11,178
2020	56,239	8,206
2021	38,139	7,259
2022	23,590	4,338
2023	13,871	3,263
Future years	29,202	8,048
	$246,025	$42,292

The Company also arranges non-recourse lease transactions under which it sells assets to financial intermediaries and assigns the related operating lease on a non-recourse basis. The Company generally provides ongoing maintenance and management services for the financial intermediaries and receives a fee for such services when earned. Management and service fees earned in 2018, 2017 and 2016 were $9.3 million, $5.9 million and $5.7 million, respectively.

Commitments
In the first quarter of 2018, the Company began construction of a new ethanol facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $70.3 million of remaining obligation, of which $6.7 million has been prepaid, as of December 31, 2018.

Build-to-Suit Lease

In August 2015, the Company entered into a lease agreement with an initial term of 15 years for a build-to-suit facility to be used as the new corporate headquarters which was completed in the third quarter of 2016. We have recognized an asset and a financing obligation.

The Company has recorded a build-to-suit financing obligation in other long-term liabilities of $22.7 million and $24.3 million at December 31, 2018 and December 31, 2017, respectively. The Company has recorded a build-to-suit financing obligation in other current liabilities of $1.6 million and $1.4 million at December 31, 2018 and December 31, 2017, respectively.

Other leasing activities

The Company, as a lessee, leases real property, vehicles and other equipment under operating leases. Certain of these agreements contain lease renewal and purchase options. Rental expense under these agreements was $6.1 million, $5.4 million and $12.3 million in 2018, 2017 and 2016, respectively. Future minimum lease payments under agreements in effect at December 31, 2018 are as follows: 2019 -- $5.8 million; 2020 -- $3.7 million; 2021 -- $2.7 million; 2022 -- $2.1 million; 2023 -- $0.5 million; and $0.3 million thereafter.

In addition to the above, the Company leases its Albion, Michigan and Clymers, Indiana grain elevators under operating leases to two of its ethanol investees. The Albion, Michigan grain elevator lease expires in 2056. The Clymers, Indiana grain elevator lease runs through 2022. The agreement provides for several renewals of 7.5 years each. Lease income for the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.0 million and $2.0 million, respectively.

16. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Supplemental disclosure of cash flow information
Interest paid	$29,607	$23,958	$21,407
Income taxes paid (refunded), net	(5,439)	2,065	(10,587)
Noncash investing and financing activity
Debt resulting from accounting standard adoption	36,953	—	—
Railcar assets resulting from accounting standard adoption	25,643	—	—
Capital projects incurred but not yet paid	14,165	6,840	3,092
Dividends declared not yet paid	5,515	4,650	4,493
Debt financing fees incurred but not yet paid	2,288	—	—
Investment merger (decreasing equity method investments and non-controlling interest)	—	8,360	—

17. Stock Compensation Plans

The Company's 2014 Long-Term Incentive Compensation Plan, dated February 28, 2014 and subsequently approved by Shareholders on May 2, 2014 (the "2014 LT Plan") is authorized to issue up to 1.75 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 410 thousand shares remain available for issuance at December 31, 2018.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statement of Income for all stock compensation programs was $6.6 million, $6.1 million, and $7.0 million in 2018, 2017 and 2016, respectively.

Non-Qualified Stock Options ("Options")

The Company granted non-qualified stock options during 2015 under the 2014 LT Plan, upon hiring of a senior executive. The options have a term of seven years and have three year annual graded vesting. The fair value of the options was estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions. Expected volatility was estimated based on the historical volatility of the Company's common shares over the 5.5 years prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life. Forfeitures are estimated at the date of grant based on historical experience. The weighted average assumptions used in the determination of fair value for stock option awards were as follows:

2015
Risk free interest rate	1.80%
Dividend yield	1.58%
Volatility factor of the expected market price of the common shares	0.35
Expected life for the options (in years)	5.50

A reconciliation of the number of Options outstanding and exercisable under the 2014 LT Plan as of December 31, 2018, and changes during the period then ended, is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options outstanding at January 1, 2018	325	$35.40
Options granted	—	—
Options exercised		—
Options cancelled / forfeited	—	—
Options outstanding at December 31, 2018	325	$35.40	—	$—
Vested and expected to vest at December 31, 2018	325	$35.40	—	$—
Options exercisable at December 31, 2018	325	$35.40	—	$—

Year ended December 31,
(in thousands)	2018
Total intrinsic value of Options exercised	$—
Total fair value of shares vested	$1,123
Weighted average fair value of Options granted	$—

As of December 31, 2018, there was no unrecognized compensation cost related to Options granted under the 2014 LT Plan.

Restricted Stock Awards

The LT Plans permit awards of restricted stock. These shares carry voting and dividend equivalent rights upon vesting; however, sale of the shares is restricted prior to vesting. Restricted shares vest over a period of 3 years, with one-third vesting each January 1 of the following first, second, and third years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight-line basis. In 2018, there were 133.4 thousand shares issued to members of management and directors.

A summary of the status of the Company's non-vested restricted shares as of December 31, 2018, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested restricted shares at January 1, 2018	229	$34.22
Granted	133	34.36
Vested	(137)	34.25
Forfeited	(7)	35.23
Non-vested restricted shares at December 31, 2018	218	$34.25

	Year ended December 31,
	2018	2017	2016
Total fair value of shares vested (000's)	$4,681	$3,751	$4,038
Weighted average fair value of restricted shares granted	$34.36	$37.13	$27.20

As of December 31, 2018, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the LT Plans. That cost is expected to be fully amortized by November 2021.

EPS-Based Performance Share Units (“EPS PSUs”)

The LT Plans also allow for the award of EPS PSUs. Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. In 2018, there were 96.8 thousand PSUs issued to members of management. Currently, the Company is accounting for the awards granted in 2016, 2017 and 2018 at 0%, 23% and 38% of the maximum amount available for issuance, respectively.

EPS PSUs Activity

A summary of the status of the Company's EPS PSUs as of December 31, 2018, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	275	$36.61
Granted	97	35.36
Vested	—	—
Forfeited	(125)	41.85
Non-vested at December 31, 2018	247	$33.47

	Year ended December 31,
	2018	2017	2016
Weighted average fair value of PSUs granted	$35.36	$39.20	$27.54

As of December 31, 2018, there was $1.0 million unrecognized compensation cost related to non-vested EPS PSUs granted under the LT Plans. That cost is expected to be fully amortized by December 2020.

TSR-Based Performance Share Units (“TSR PSUs”)

Beginning in 2016, the Company began granting Total Shareholder Return-Based PSUs ("TSR PSUs"). Each TSR PSU gives the participant the right to receive common shares dependent on total shareholder return over a 3-year period. At the end of the period, the number of shares of stock issued will be determined by adjusting the award downward from a target award. Fair value of TSR PSUs was estimated at the date of grant using a Monte Carlo Simulation with the following assumptions: Expected volatility was estimated based on the historical volatility of the Company's common shares over the 2.83 year period prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life. Forfeitures are estimated at the date of grant based on historical experience. In 2018, there were 96.8 thousand TSR PSUs issued to members of management.

2018
Risk free interest rate	2.34%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	0.37
Expected term (in years)	2.83
Correlation coefficient	0.43

TSR PSUs Activity

A summary of the status of the Company's PSUs as of December 31, 2018, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2018	183	$33.26
Granted	97	46.51
Vested	—	—
Forfeited	(33)	36.57
Non-vested at December 31, 2018	247	$38.02

	Year ended December 31,
	2018	2017	2016
Weighted average fair value of PSUs granted	$46.51	$42.53	$26.43

As of December 31, 2018, there was approximately $1.9 million unrecognized compensation cost related to non-vested TSR PSUs granted under the LT Plans. That cost is expected to be fully amortized by December 2020.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 51 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock.

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

	2018	2017	2016
Risk free interest rate	2.57%	1.76%	0.61%
Dividend yield	2.23%	2.06%	1.96%
Volatility factor of the expected market price of the common shares	0.33	0.28	0.36
Expected life for the options (in years)	1.00	1.00	1.00

18. Business Acquisitions

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

The Company's Grain Group completed two small acquisitions in 2018 and 2017 for a purchase price of $2.2 million and $3.5 million, respectively.

19. Sale of Assets

The Company sold its grain elevators in Humboldt, Kenton and Dyer, Tennessee for $19.5 million plus working capital during the second quarter of 2018 and its Como location for $1.3 million plus working capital during the third quarter of 2018. During the third quarter of 2018, the Company also sold one of its convertible preferred security investments for $6.4 million and recorded a pre-tax gain of $3.9 million in Other income, net. The Company also sold fifty barge vessels for $26.9 million and recorded a pre-tax gain of $2.4 million in Other income, net. During the fourth quarter of 2018, the Company sold its final retail property for $4.9 million and recorded a nominal gain.

During 2017, the Company sold three of its retail properties for $14.7 million and recorded a $8.6 million gain in Other income, net. Additionally, the Company recorded a $1.2 million gain in Other income, net for the sales of fixtures. The Company also sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net.

In 2016 the Company sold eight grain and agronomy locations in Iowa for $54.3 million and recorded a nominal gain.

20. Exit Costs and Assets Held for Sale

The Company classified $0.4 million of assets as held for sale on the Condensed Consolidated Balance Sheet at December 31, 2018.

The Company classified $37.9 million of Property, plant and equipment, net as Assets held for sale on the Consolidated Balance Sheet at December 31, 2017. This includes $19.5 million of Property, plant and equipment, net, $11.4 million of Inventories, and $1.2 million of Commodity derivative assets related to certain Western Tennessee locations in the Grain group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively. All except $0.2 million related to administrative offices was sold in 2018.

The Retail business closed during the second quarter of 2017. Inventory and fixtures liquidation efforts were completed throughout the year. The Company recorded exit charges of $11.5 million.

21. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2018 and 2017:

(in thousands, except for per common share data)	Sales and merchandising revenues	Gross profit	Net income (loss) attributable to The Andersons, Inc.	Earnings (losses) per share-basic	Earnings (losses) per share-diluted
Quarter ended 2018
March 31	$635,739	$63,705	$(1,700)	$(0.06)	$(0.06)
June 30	911,402	90,474	21,529	0.76	0.76
September 30	685,579	53,864	(2,098)	(0.07)	(0.07)
December 31	812,662	93,962	23,753	0.84	0.84
Year ended 2018	$3,045,382	$302,005	$41,484	1.47	1.46

Quarter ended 2017
March 31	$852,016	$76,458	$(3,089)	$(0.11)	$(0.11)
June 30	993,662	87,834	(26,653)	(0.94)	(0.94)
September 30	836,595	69,671	2,533	0.09	0.09
December 31	1,004,072	84,836	69,720	2.48	2.47
Year ended 2017	$3,686,345	$318,799	$42,511	1.51	1.50

Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

22. Subsequent Events

The LTG acquisition closing was effective January 1, 2019. The Company previously owned approximately 32.5% of LTG, and paid cash and stock valued at approximately $324 million for the remaining equity. The Company paid $201 million in cash, which included an initial working capital adjustment of $33 million, and issued 4.1 million unregistered shares valued at approximately $123 million. In addition, it issued approximately 280 thousand unregistered shares and may issue up to approximately 370 thousand additional unregistered shares to replace existing unvested incentive compensation and fund employee retention payments. The transaction also results in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company have jointly owned. Additionally, the Company assumed approximately $160 million of long-term debt and approximately $125 million of line of credit borrowings of LTG and Thompsons. The line of credit borrowings are considered within working capital assumed. The acquisition adds complementary assets with greater scale that significantly expands the Company's reach in the agricultural marketplace. In 2018, the Company incurred $6.5 million of transaction costs, recorded within Operating, administrative and general expenses. The Company's purchase price valuation efforts are still in progress and, as such, the gain/loss calculation related to its preexisting investments in LTG and Thompsons have not been completed.

During 2018, LTG paid penalties and fines to regulatory entities for the settlement of matters which focused on certain trading activity of LTG. As a result of the trading activity that led to the settlements, LTG has pending non-regulatory litigation claims outstanding; however, after considering the facts and circumstances LTG determined that no provision was required in 2018. As a result of the acquisition in early 2019, the Company will assume this exposure, subject to certain holdback amounts within the acquisition agreement. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, the Company makes provisions for potential liabilities when its deemed probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. The Company does not expect the outcome of these proceedings, when the holdback amounts within the agreement are considered, to have a material adverse effect on its financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, inquiries, investigations or claims and it is possible that one or more such proceedings could result in fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.

On January 11, 2019, the Company entered into a new credit agreement. The agreement provides for unsecured borrowings of up to $1,650 million. This amount is comprised of a 5-year revolving credit facility in the amount of $900 million, a 364-day revolving credit facility in the amount of $250 million, a 5-year term loan in the amount of $250 million, and a 7-year term loan in the amount of $250 million. The 5-year revolving credit facility will replace the Company's current $800 million revolving line of credit. A portion of the term loan will be used to pay down debt assumed in the LTG acquisition. Borrowings under the new credit facility bear interest at variable interest rates, which are based on LIBOR plus an applicable spread. Payments on the term loans will be made on a quarterly basis.

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
Management of the Company, with the participation of its certifying officers, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of December 31, 2018, the certifying officers have concluded that the Company's disclosure controls and procedures were effective.

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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Andersons, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements based on our audit and the reports of other auditors and included an explanatory paragraph regarding the Company’s change in method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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
February 27, 2019

Part III.

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the registrant, see “Executive Officers of the Registrant” included in Part I of this report. For information with respect to the Directors of the registrant, see “Election of Directors” in the Proxy Statement for the Annual Meeting of the Shareholders to be held on May 10, 2019 (the “Proxy Statement”), which is incorporated herein by reference; for information concerning 1934 Securities and Exchange Act Section 16(a) Compliance, see such section in the Proxy Statement, incorporated herein by reference.

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

Part IV.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)		The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

(2)		The following consolidated financial statement schedule is included in Item 15(d):	Page

	II.	Consolidated Valuation and Qualifying Accounts - years ended December 31, 2018, 2017 and 2016	98

All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(3)		Exhibits:

2.1
Agreement and Plan of Merger among The Andersons, Inc., Brisket Merger Sub 1, LLC, Brisket Merger Sub 2, LLC, Brisket Merger Sub 3, LLC, LGC Group, Inc. and Lansing Trade Group, LLC, dated October 15, 2018. (filled herewithin) (Incorporated by reference to Form 8-K filed October 15, 2018)

2.2
First Amendment to and Waiver under that certain Agreement and Plan of Merger, dated December 20, 2018. (filled herewithin) (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.

2.3
Second Amendment to and Waiver under Agreement and Plan of Merger, dated December 28, 2018. (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.

	3.1	Articles of Incorporation. (Incorporated by reference to Exhibit 3(d) to Registration Statement No. 33-16936).

	3.2	Code of Regulations of The Andersons, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement No. 33-58963).

	3.3	Amended Article Fourth (a) of the Amended and Restated Articles of Incorporation of the Corporation (Incorporated by reference to DEF 14A filed March 15, 2016).

	3.4	Amendments to Articles of Incorporation or Bylaws (Incorporated by reference to Form 8-K filed July 24, 2017).

4.1
Form of Indenture dated as of October 1, 1985, between The Andersons, Inc. and Ohio Citizens Bank, as Trustee (Incorporated by reference to Exhibit 4 (a) in Registration Statement No. 33-819). Pursuant to regulation S-K Item 601(b)(4)(iii), the Company will furnish document to the SEC upon request.

	4.2	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-58963).

	4.3	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428).

	10.10*	The Andersons, Inc. 2004 Employee Share Purchase Plan (Incorporated by reference to Appendix B to the Proxy Statement for the May 13, 2004 Annual Meeting).

	10.11	Cargill Lease and Sublease dated June 1, 2008. (filled herewithin)

	10.12	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. dated June 1, 2013. (Incorporated by reference to Form 10-K filed February 28, 2014).

	10.13*	The Andersons, Inc. 2014 Long-Term Incentive Compensation Plan effective May 2, 2014 (Incorporated by reference to Appendix C to the Proxy Statement for the May 2, 2014 Annual Meeting).

	10.14*	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe (Incorporated by reference to Form 10-Q filed November 5, 2015).

10.15*	Form of Performance Share Unit Agreement - Total Shareholder Return. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.16*	Form of Performance Share Unit Agreement - Earnings Per Share. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.17*	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.18*	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-Q filed May 10, 2016).

10.19
Sixth Amended and Restated Loan Agreement, dated April 13, 2017, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as agent and lender. (Incorporated by reference to Form 8-K filed April 17, 2017).

10.20*	Form of Performance Share Unit Agreement - Total Shareholder Return. (Incorporated by reference to Form 10-Q filed May 5, 2017).

10.21*	Form of Performance Share Unit Agreement - Earnings Per Share. (Incorporated by reference to Form 10-Q filed May 5, 2017).

10.22*	Form of Restricted Share Award Agreement. (Incorporated by reference to Form 10-Q filed May 5, 2017).

10.23*	Form of Restricted Share Award - Non-Employee Directors Agreement. (Incorporated by reference to Form 10-Q filed May 5, 2017).

10.24*	Management Performance Program. (Incorporated by reference to Form 10-K filed February 26, 2018)

10.25	Form of Change in Control and Severance Participation Agreement. (Incorporated by reference to Form 10-K filed February 26, 2018)

10.26	Change in Control and Severance Policy. (Incorporated by reference to Form 10-K filed February 26, 2018)

10.27	Subscription Agreement between ICM, Inc. and The Andersons Ethanol LLC to form ELEMENT LLC dated March 2, 2018 (Incorporated by reference to Form 10-Q filed March 7, 2018)

10.28*	Form of Performance Share Unit Agreement - Earnings Per Share (Incorporated by reference to Form 10-Q filed May 8, 2018)

10.29*	Form of Performance Share Unit Agreement - Total Shareholder Return (Incorporated by reference to Form 10-Q filed May 8, 2018)

10.30*	Form of Restricted Share Award (Incorporated by reference to Form 10-Q filed May 8, 2018)

10.31*	Form of Restricted Share Award - Non-Employee Directors Agreement (Incorporated by reference to Form 8-K filed May 8, 2018)

10.32	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated (Incorporated by reference to Form 8-K filed June 28, 2018)

10.33	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc. (Incorporated by reference to Form 8-K filed June 28, 2018)

10.34
Amended and Restated Revolving Asset Based Loan Agreement, dated August 2, 2018, between The Andersons Railcar Leasing Company LLC, as borrower, and The Andersons Railcar Company LLC, as guarantor, with PNC Bank, National Association. (Incorporated by reference to Form 8-K filed August 7, 2018.)

10.35*	The Andersons, Inc. Lansing Acquisition 2018 Inducement and Retention Plan dated December 21, 2018 (Incorporated by reference to Form S-8 filed December 21, 2018.)

10.36*	Inducement and Retention Restricted Stock Award Agreement (Incorporated by reference to Form S-8 filed December 21, 2018.)

10.37*	Employment Agreement between The Andersons, Inc. and William E. Krueger Incorporated by reference to Form 8-K filed January 2, 2019)

10.38
Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent. (Incorporated by reference to Form 8-K filed January 11, 2019)

21	Consolidated Subsidiaries of The Andersons, Inc (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP (filed herewith).

23.3	Consent of Independent Registered Public Accounting Firm - KPMG LLP (filed herewith).

23.4	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - Canada (filed herewith).

23.5	Consent of Independent Registered Public Accounting Firm - Crowe LLP (filed herewith).
31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

101
Financial statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract or compensatory plan.

(b)	Exhibits:

The exhibits listed in Item 15(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in (c) below.

(c)	Financial Statement Schedule

The financial statement schedule listed in 15(a)(2) follows "Signatures."

 Item 16. Form 10-K Summary

Not applicable

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)		Additions
Allowance for doubtful accounts receivable - Year ended December 31,	Balance at beginning of period	Charged to costs and expenses	Transferred from (to) allowance for accounts / notes receivable	(1) Deductions	Balance at end of period
2018	$9,156	$542	$—	$(1,373)	$8,325
2017	7,706	3,000	—	(1,550)	9,156
2016	6,938	1,191	—	(423)	7,706
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance accounts.

THE ANDERSONS, INC.
EXHIBIT INDEX

No.	Description

2.2
First Amendment to and Waiver under that certain Agreement and Plan of Merger, dated December 20, 2018. (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.

2.3
Second Amendment to and Waiver under Agreement and Plan of Merger, dated December 28, 2018. (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.

10.11	Cargill Lease and Sublease dated June 1, 2008.

21	Consolidated Subsidiaries of The Andersons, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

23.3	Consent of Independent Registered Public Accounting Firm.

23.4	Consent of Independent Registered Public Accounting Firm.

23.5	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chairman and Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

101
Financial Statements from the annual report on Form 10-K of The Andersons, Inc. for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: February 27, 2019	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/27/2019	/s/ Catherine M. Kilbane	Director	2/27/2019
Patrick E. Bowe	(Principal Executive Officer)		Catherine M. Kilbane

/s/ Brian A. Valentine	Senior Vice President and Chief Financial Officer	2/27/2019	/s/ Ross W. Manire	Director	2/27/2019
Brian A. Valentine	(Principal Financial Officer)		Ross W. Manire

/s/ Michael T. Hoelter	Corporate Controller	2/27/2019	/s/ Patrick S. Mullin	Director	2/27/2019
Michael T. Hoelter	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Michael J. Anderson	Chairman	2/27/2019	/s/ John T. Stout, Jr.	Director	2/27/2019
Michael J. Anderson			John T. Stout, Jr.

/s/ Gerard M. Anderson	Director	2/27/2019	/s/ Jacqueline F. Woods	Director	2/27/2019
Gerard M. Anderson			Jacqueline F. Woods

/s/ Stephen F. Dowdle	Director	2/27/2019	/s/ Robert J. King, Jr.	Director	2/27/2019
Stephen F. Dowdle			Robert J. King, Jr.