Form 10-Q
period 2019-03-31
Andersons, Inc.
filed 2019-05-10
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had approximately 32.5 million common shares outstanding at April 26, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $0.00 par value, $0.01 stated value	ANDE	The NASDAQ Stock Market LLC

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2019	December 31, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,991	$22,593	$31,497
Accounts receivable, net	611,290	207,285	216,021
Inventories (Note 2)	1,026,465	690,804	731,629
Commodity derivative assets – current (Note 5)	158,277	51,421	43,810
Other current assets	60,222	50,703	57,147
Assets held for sale	364	392	57,775
Total current assets	1,886,609	1,023,198	1,137,879
Other assets:
Commodity derivative assets – noncurrent (Note 5)	3,757	480	1,739
Goodwill	119,641	6,024	6,024
Other intangible assets, net	206,572	99,138	108,855
Right of use assets, net	85,766	—	—
Other assets, net	26,692	22,341	28,566
Equity method investments	121,781	242,326	224,449
	564,209	370,309	369,633
Rail Group assets leased to others, net (Note 3)	537,629	521,785	462,253
Property, plant and equipment, net (Note 3)	671,805	476,711	393,763
Total assets	$3,660,252	$2,392,003	$2,363,528

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2019	December 31, 2018	March 31, 2018
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$434,304	$205,000	$489,000
Trade and other payables	590,258	462,535	263,519
Customer prepayments and deferred revenue	148,345	32,533	81,778
Commodity derivative liabilities – current (Note 5)	66,623	32,647	15,424
Accrued expenses and other current liabilities	151,648	79,046	60,095
Current maturities of long-term debt (Note 4)	55,160	21,589	14,134
Total current liabilities	1,446,338	833,350	923,950
Long-term lease liabilities	57,451	—	—
Other long-term liabilities	12,262	32,184	31,536
Commodity derivative liabilities – noncurrent (Note 5)	3,821	889	1,414
Employee benefit plan obligations	21,471	22,542	26,310
Long-term debt, less current maturities (Note 4)	982,025	496,187	438,628
Deferred income taxes	138,598	130,087	118,933
Total liabilities	2,661,966	1,515,239	1,540,771
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,357 shares issued at 3/31/2019, 29,430 shares issued at 12/31/2018 and 3/31/2018)	137	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	324,753	224,396	221,990
Treasury shares, at cost (193, 936 and 955 shares at 3/31/2019, 12/31/2018 and 3/31/2018, respectively)	(7,216)	(35,300)	(36,028)
Accumulated other comprehensive income (loss)	2,474	(6,387)	(3,988)
Retained earnings	627,136	647,517	618,572
Total shareholders’ equity of The Andersons, Inc.	947,284	830,322	800,642
Noncontrolling interests	51,002	46,442	22,115
Total equity	998,286	876,764	822,757
Total liabilities and equity	$3,660,252	$2,392,003	$2,363,528
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2019	2018
Sales and merchandising revenues	$1,976,792	$635,739
Cost of sales and merchandising revenues	1,867,128	572,034
Gross profit	109,664	63,705
Operating, administrative and general expenses	113,349	64,257
Interest expense	15,910	6,999
Other income:
Equity in earnings (loss) of affiliates, net	1,519	3,573
Other income (loss), net	(1,514)	1,686
Income (loss) before income taxes	(19,590)	(2,292)
Income tax provision (benefit)	(5,442)	(310)
Net income (loss)	(14,148)	(1,982)
Net income (loss) attributable to the noncontrolling interests	(155)	(282)
Net income (loss) attributable to The Andersons, Inc.	$(13,993)	$(1,700)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.43)	$(0.06)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.43)	$(0.06)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2019	2018
Net income (loss)	$(14,148)	$(1,982)
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0 and $(87))	—	(87)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $43 and $15)	(126)	(51)
Cash flow hedge activity (net of income tax of $1,201 and $0)	(3,622)	—
Foreign currency translation adjustments	12,609	(1,150)
Other comprehensive income (loss)	8,861	(1,288)
Comprehensive income (loss)	(5,287)	(3,270)
Comprehensive income (loss) attributable to the noncontrolling interests	(155)	(282)
Comprehensive income (loss) attributable to The Andersons, Inc.	$(5,132)	$(2,988)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2019	2018
Operating Activities
Net income (loss)	$(14,148)	$(1,982)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	33,760	22,679
Bad debt expense (recovery)	318	(531)
Equity in (earnings) losses of affiliates, net of dividends	(1,465)	(2,360)
Gains on sale of Rail Group assets and related leases	(736)	(2,280)
Loss (gain) on sale of assets	143	277
Stock-based compensation expense	4,799	1,268
Deferred federal income tax	(5,640)	—
Other	4,385	(70)
Changes in operating assets and liabilities:
Accounts receivable	(79,295)	(30,730)
Inventories	124,741	(85,262)
Commodity derivatives	(9,149)	(45,775)
Other assets	11,337	1,134
Payables and other accrued expenses	(191,095)	(235,075)
Net cash provided by (used in) operating activities	(122,045)	(378,707)
Investing Activities
Acquisition of business, net of cash acquired	(147,343)	—
Purchases of Rail Group assets	(15,873)	(29,516)
Proceeds from sale of Rail Group assets	1,948	14,575
Purchases of property, plant and equipment and capitalized software	(44,728)	(29,414)
Proceeds from sale of assets	400	6
Purchase of investments	(240)	—
Net cash provided by (used in) investing activities	(205,836)	(44,349)
Financing Activities
Net change in short-term borrowings	9,942	467,000
Proceeds from issuance of long-term debt	693,761	50,000
Payments of long-term debt	(361,067)	(106,515)
Proceeds from noncontrolling interest owner	4,715	14,700
Payments of debt issuance costs	(5,788)	(787)
Dividends paid	(5,515)	(4,650)
Other	2	(114)
Net cash provided by (used in) financing activities	336,050	419,634
Effect of exchange rates on cash and cash equivalents	(771)	—
Increase (Decrease) in cash and cash equivalents	7,398	(3,422)
Cash and cash equivalents at beginning of period	22,593	34,919
Cash and cash equivalents at end of period	$29,991	$31,497
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					(1,700)	(282)	(1,982)
Other comprehensive income (loss)				(1,288)			(1,288)
Cash received from noncontrolling interest						14,700	14,700
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (105 shares)		(2,632)	4,164				1,532
Dividends declared ($0.165 per common share)					(4,663)		(4,663)
Restricted share award dividend equivalents			120		(120)		—
Balance at March 31, 2018	$96	$221,990	$(36,028)	$(3,988)	$618,572	$22,115	$822,757

Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					(13,993)	(155)	(14,148)
Other comprehensive income (loss)				(2,770)			(2,770)
Amounts reclassified from accumulated other comprehensive loss				11,631			11,631
Cash received from noncontrolling interest						4,715	4,715
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (740 shares)		(22,756)	27,944				5,188
Dividends declared ($0.17 per common share)					(5,529)		(5,529)
Shares issued for acquisition	41	123,105					123,146
Restricted share award dividend equivalents		8	140		(148)		—
Balance at March 31, 2019	$137	$324,753	$(7,216)	$2,474	$627,136	$51,002	$998,286
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2018 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2018 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
New Accounting Standards

Leasing

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") (No. 2016-02, Leases (ASC 842). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company adopted the standard in the current period using the Comparative Under ASC 840 method, which requires lease assets and liabilities to be recognized in the 2019 balance sheet and statement of equity and forgo the comparative reporting requirements under the modified retrospective transition method. The Company also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets, as well as elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. See Note 14 for additional information.

Other applicable standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is still evaluating the impact of this standard.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted this standard in the current period which did not have a material impact on its financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018 with ASU 2018-19 and in ASU 2019-04. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material manner. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, but the Company does not plan to do so.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Grain and other agricultural products	$812,361	$527,471	$541,272
Frac sand and propane	8,172	—	—
Ethanol and co-products	16,302	11,918	14,320
Plant nutrients and cob products	183,886	145,693	170,748
Railcar repair parts	5,744	5,722	5,289
	$1,026,465	$690,804	$731,629

Inventories on the Condensed Consolidated Balance Sheets at March 31, 2019, and March 31, 2018, do not include 1.9 million and 0.7 million bushels of grain, respectively, held in storage for others. Grain inventories held in storage for others were de minimis as of December 31, 2018. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Land	$39,552	$29,739	$29,915
Land improvements and leasehold improvements	82,681	68,826	69,320
Buildings and storage facilities	337,631	284,998	285,084
Machinery and equipment	481,454	393,640	377,563
Construction in progress	151,895	102,394	15,116
	1,093,213	879,597	776,998
Less: accumulated depreciation	421,408	402,886	383,235
	$671,805	$476,711	$393,763

Capitalized interest totaled $1.1 million and $1.7 million for the three months ended March 31, 2019 and year-ended December 31, 2018, respectively.
Depreciation expense on property, plant and equipment was $17.9 million and $11.6 million for the three months ended March 31, 2019 and 2018, respectively.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Rail Group assets leased to others	$660,747	$640,349	$577,678
Less: accumulated depreciation	123,118	118,564	115,425
	$537,629	$521,785	$462,253

Depreciation expense on Rail Group assets leased to others amounted to $6.7 million and $6.2 million for the three months ended March 31, 2019 and 2018, respectively.

4. Debt

On January 11, 2019, the Company entered into a credit agreement with a syndicate of banks. The agreement provides a credit facility of up to $1,650 million. This amount is comprised of a 5-year revolving credit facility in the amount of $900 million, a 364-day revolving credit facility in the amount of $250 million, a 5-year term loan in the amount of $250 million, and a 7-year term loan in the amount of $250 million. The 5-year revolving credit facility replaced the $800 million revolving line of credit. A portion of the term loan was used to pay down debt assumed in the LTG acquisition. Interest rates for the term loans are based on LIBOR plus an applicable spread. Payments on the term loans will be made on a quarterly basis. As of March 31, 2019, $3.12 million has been paid down on the 5-year term loan and $3.12 million has been paid down on the 7-year term loan. The Company was in compliance with all financial covenants as of March 31, 2019.

On January 11, 2019, the Company entered into a credit agreement of $25 million, with a maturity date of January 11, 2020. The interest rate for the line of credit equals the LIBOR Daily Floating Rate plus an applicable spread. As of March 31, 2019, there was no borrowing against the line of credit.

Total borrowing capacity for the Company under all revolving lines of credit, including those discussed above, is currently at $1,625 million including $70 million for ELEMENT LLC, $200 million for The Andersons Railcar Leasing Company LLC, and $179.6 million for Thompsons Limited ("Thompsons"). At March 31, 2019, the Company had a total of $1,029 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company was in compliance with all financial covenants as of March 31, 2019.

In conjunction with the recent acquisition, the Company also assumed Thompsons' revolving line of credit and a term loan with a syndicate of banks, which are non-recourse to the Company. The credit agreement provides the Company with a maximum availability of $179.6 million and had $90.9 million available for borrowing on this line of credit as of March 31, 2019. Any borrowings under the line of credit bear interest at variable rates, which are based on LIBOR or Bankers’ Acceptances plus an applicable spread. The maturity date for the revolving line of credit is June 26, 2023. The term loan had a balance of $33.8 million at March 31, 2019. Interest rates for the term loans are based on LIBOR plus an applicable spread. Payments of $0.6 million are made on a quarterly basis.

The Company’s short-term and long-term debt at March 31, 2019, December 31, 2018 and March 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Short-term Debt – Non-Recourse	$97,304	$—	$—
Short-term Debt – Recourse	337,000	205,000	489,000
Total Short-term Debt	$434,304	$205,000	$489,000

Current Maturities of Long-term Debt – Non-Recourse	$7,147	$4,842	$2,922
Current Maturities of Long-term Debt – Recourse	42,006	16,747	11,212
Finance lease liability (a)	6,007	—	—
Total Current Maturities of Long-term Debt	$55,160	$21,589	$14,134

Long-term Debt, Less: Current Maturities – Non-Recourse	$177,233	$146,353	$72,977
Long-term Debt, Less: Current Maturities – Recourse	781,734	349,834	365,651
Finance lease liability (a)	23,058	—	—
Total Long-term Debt, Less: Current Maturities	$982,025	$496,187	$438,628

(a) See Note 14, Leases, for additional information. March 31, 2019 balances include the former build-to-suit lease that was reclassed from other current liabilities and other long-term liabilities as a result of the new lease standard.

5. Derivatives

The Company’s operating results are affected by changes to commodity prices. The Trade and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

Most of these contracts meet the definition of derivatives. While the Company considers its commodity contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges as defined under current accounting standards. The Company primarily accounts for its commodity derivatives at estimated fair value. The estimated fair value of the commodity derivative contracts that require the receipt or posting of cash collateral is recorded on a net basis (offset against cash collateral posted or received, also known as margin deposits) within commodity derivative assets or liabilities. Management determines fair value based on exchange-quoted prices and in the case of its forward purchase and sale contracts, estimated fair value is adjusted for differences in local markets and non-performance risk. For contracts for which physical delivery occurs, balance sheet classification is based on estimated delivery date. For futures, options and over-the-counter contracts in which physical delivery is not expected to occur but, rather, the contract is expected to be net settled, the Company classifies these contracts as current or noncurrent assets or liabilities, as appropriate, based on the Company’s expectations as to when such contracts will be settled.

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
The following table presents at March 31, 2019, December 31, 2018 and March 31, 2018, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2019		December 31, 2018		March 31, 2018
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$21,751	$—	$14,944	$—	$54,762	$—
Fair value of derivatives	38,580	—	22,285	—	(18,874)	—
Balance at end of period	$60,331	$—	$37,229	$—	$35,888	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$142,262	$3,781	$665	$93	$146,801
Commodity derivative liabilities	(5,736)	(24)	(67,288)	(3,914)	(76,962)
Cash collateral paid (received)	21,751	—	—	—	21,751
Balance sheet line item totals	$158,277	$3,757	$(66,623)	$(3,821)	$91,590

	December 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$43,463	$484	$706	$5	$44,658
Commodity derivative liabilities	(6,986)	(4)	(33,353)	(894)	(41,237)
Cash collateral	14,944	—	—	—	14,944
Balance sheet line item totals	$51,421	$480	$(32,647)	$(889)	$18,365

	March 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$29,861	$1,851	$3,115	$47	$34,874
Commodity derivative liabilities	(40,813)	(112)	(18,539)	(1,461)	(60,925)
Cash collateral	54,762	—	—	—	54,762
Balance sheet line item totals	$43,810	$1,739	$(15,424)	$(1,414)	$28,711

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$66,419	$(25,236)

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2019, December 31, 2018 and March 31, 2018:

	March 31, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	624,612	—	—	—
Soybeans	42,859	—	—	—
Wheat	118,909	—	—	—
Oats	26,361	—	—	—
Ethanol	—	233,420		—
Corn oil	—	—	6,733	—
Other	5,574	2,032	6	2,508
Subtotal	818,315	235,452	6,739	2,508
Exchange traded:
Corn	197,210	—	—	—
Soybeans	47,860	—	—	—
Wheat	103,955	—	—
Oats	770	—	—	—
Ethanol	—	110,758	—	—
Gasoline	—	12,936	—	—
Propane	—	14,784	—	—
Other	2	—	—	205
Subtotal	349,797	138,478	—	205
Total	1,168,112	373,930	6,739	2,713

	December 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	250,408			—
Soybeans	22,463	—	—	—
Wheat	14,017	—	—	—
Oats	26,230	—	—	—
Ethanol	—	244,863	—	—
Corn oil	—	—	2,920	—
Other	494	2,000	—	66
Subtotal	313,612	246,863	2,920	66
Exchange traded:
Corn	130,585	—	—	—
Soybeans	26,985	—	—	—
Wheat	33,760	—	—	—
Oats	1,475	—	—	—
Ethanol	—	77,112	—	—
Subtotal	192,805	77,112	—	—
Total	506,417	323,975	2,920	66

	March 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	335,887	—	—	—
Soybeans	48,003	—	—	—
Wheat	16,639	—	—	—
Oats	40,555	—	—	—
Ethanol	—	280,243		—
Corn oil	—	—	5,048	—
Other	27	4,500		90
Subtotal	441,111	284,743	5,048	90
Exchange traded:
Corn	146,505	—	—	—
Soybeans	52,460	—	—	—
Wheat	74,805	—	—	—
Oats	2,290	—	—	—
Ethanol	—	108,108	—	—
Subtotal	276,060	108,108	—	—
Total	717,171	392,851	5,048	90

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

The gains or losses on the derivatives are recorded in Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
At March 31, 2019, December 31, 2018 and March 31, 2018, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(4,494)	$(353)	$(453)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	$(344)	$(1,122)	$(695)
Derivatives designated as hedging instruments
Interest rate contract included in Other assets (Other long-term liabilities)	$(4,552)	$(168)	$—

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$(990)	$1,408
Foreign currency derivative gains (losses) included in Other income, net	$(1,467)	$(1,122)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other Comprehensive Income (Loss)	$(4,991)	$—
Interest rate derivatives gains (losses) included in Interest income (expense)	$165	$—

Outstanding interest rate derivatives, as of March 31, 2019, are as follows:

Interest Rate Hedging Instrument		Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Collar		2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Swap		2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	*	2016	2019	$50.0	Interest rate component of debt - not accounted for as a hedge	1.2%
Swap	*	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	*	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	*	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap		2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap		2019	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
* Acquired on 1/1/2019 in the acquisition of LTG.

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three months ended March 31, 2019 and 2018:

	Pension Benefits
(in thousands)	Three months ended March 31,
	2019	2018
Interest cost	$29	$33
Recognized net actuarial loss	58	61
Benefit cost	$87	$94

	Postretirement Benefits
(in thousands)	Three months ended March 31,
	2019	2018
Service cost	$73	$87
Interest cost	206	187
Amortization of prior service cost	(228)	(228)
Benefit cost	$51	$46

7. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of ASC 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Ethanol sales contracts are derivatives under ASC 815, Derivatives and Hedging and the Rail Group's leasing revenue is accounted for under ASC 842, Leases. The breakdown of revenues between ASC 606 and other standards is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Revenues under ASC 606	$315,172	$193,650
Revenues under ASC 842	28,868	26,029
Revenues under ASC 815	1,632,752	416,060
Total Revenues	$1,976,792	$635,739

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$3,938	$—	$68,400	$—	$72,338
Primary nutrients	427	—	53,089	—	53,516
Services	825	3,436	162	9,947	14,370
Products and co-products	62,758	21,472	—	—	84,230
Frac sand and propane	80,463	—	—	—	80,463
Other	1,157		6,874	2,224	10,255
Total	$149,568	$24,908	$128,525	$12,171	$315,172

	Three months ended March 31, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$75,078	$—	$75,078
Primary nutrients	—	—	53,219	—	53,219
Service	4,418	2,545	209	8,117	15,289
Co-products	—	26,646	—	—	26,646
Other	210	—	7,111	16,097	23,418
Total	$4,628	$29,191	$135,617	$24,214	$193,650

Approximately 5% and 8% of revenues accounted for under ASC 606 during the three months ended March 31, 2019 and 2018, respectively, are recorded over time which primarily relates to service revenues noted above.
Specialty and primary nutrients
The Company sells several different types of specialty nutrient products, including: low-salt liquid starter fertilizers, micro-nutrients and other specialty lawn products. These products are sold through the wholesale distribution channels as well as directly to end users at the farm center locations. Similarly, the Company sells several different types of primary nutrient products, including nitrogen, phosphorus and potassium. These products may be purchased and re-sold as is or sold as finished goods resulting from a blending and manufacturing process. The contracts associated with specialty and primary nutrients generally have just a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.

Services
Service revenues primarily relate to the railcar repair business and Trade Group. The Company owns several railcar repair shops which repair railcars through specific contracts with customers or by operating as an agent for a particular railroad to repair cars that are on its rail line per Association of American Railroads (“AAR”) standards. These contracts contain a single performance obligation which is to complete the requested and/or required repairs on the railcars. As the customer simultaneously receives and consumes the benefit of the repair work we perform, revenue for these contracts is recognized over time. The Company uses an input-based measure of progress using costs incurred to total expected costs as that is the measure that most faithfully depicts our progress towards satisfying our performance obligation. Upon completion of the work, the invoice is sent to the customer, with payment terms that generally range from 0 - 30 days.
Products and co-products
In addition to the feed ingredients sales contracts that are considered derivative instruments, the feed ingredients and specialty products business is a merchandiser of various feed ingredients, pulses and pelleted ingredients around the world. The Group provides these products through a single revenue stream of wholesale commodities. Revenue is recognized when control of the product has passed to the customer which follows shipping terms on the contract. Payment terms generally range from 30 - 45 days.

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
Frac sand and propane
The Trade Group has an integrated business involved in numerous frac sand related activities, including the processing, merchandising and transloading of frac sand. Frac sand is often purchased, sometimes after processing, and shipped via rail car to Company-owned facilities or third-party storage locations. Product is then typically loaded into customers’ trucks at which time title transfers and revenue is recognized. Payment terms generally range from 30-45 days. Additionally, the Company provides transloading and storage services to customers of frac sand inventory. Revenue is recognized when control of frac sand has passed to the customer which follows shipping terms on the contract. Payment terms generally range from 0 - 30 days.

Additionally, the Trade Group merchandises propane, butane and natural gasoline. Under sales contracts, physical goods are delivered to the customer using truck, rail and pipeline transportation. The Company's performance obligation is the delivery of one unit of the quantity on the invoice and recognizes revenue at that point. Shipping charges are included in the price of the commodity. Payment terms generally range from 10 - 15 days.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2019	2018
Balance at January 1,	$28,858	$25,520
Balance at March 31,	146,824	67,715

Exclusive of acquisition related impacts, the residual difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The contract liabilities have two main drivers including Trade prepayments by counter parties and payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. The primary and specialty business records contract liabilities for payments received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, the amount of revenue recognized in the current period related to the beginning of the year contract liability is not material.

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

8. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes if necessary based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur.

For the three months ended March 31, 2019, the Company recorded an income tax benefit of $5.4 million at an effective income tax rate of 27.8%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and noncontrolling interests. The effective tax rate for the three-month period ended March 31, 2019 also includes tax benefits from foreign and general business tax credits. The increase in effective tax rate for the three months ended March 31, 2019 as compared to the same period last year was primarily attributed to the impacts of discrete activity in the prior period for a statutory merger that did not recur in the current period. For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.3 million at an effective income tax rate of 13.5%.

9. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2019
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive income (loss) before reclassifications	(3,758)	943	—	45	$(2,770)
Amounts reclassified from accumulated other comprehensive loss (income) (b)	136	11,666	—	(171)	$11,631
Net current-period other comprehensive income (loss)	(3,622)	12,609	—	(126)	8,861
Ending balance	$(3,748)	$1,059	$258	$4,905	$2,474
(a) All amounts are net of tax. Amounts in parentheses indicate debits
(b) Reflects foreign currency translation adjustments attributable to the consolidation of Thompsons Limited as summarized in Note 17.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2018
(in thousands)	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	(1,150)	(87)	117	(1,120)
Amounts reclassified from accumulated other comprehensive loss	—	—	(168)	(168)
Net current-period other comprehensive income (loss)	(1,150)	(87)	(51)	(1,288)
Ending balance	$(8,866)	$257	$4,621	$(3,988)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(228)	(b)
	(228)	Total before tax
	57	Income tax provision
	$(171)	Net of tax

Cash Flow Hedges
Interest payments	182	Interest expense
	182	Total before tax
	(46)	Income tax provision
	$136	Net of tax

Foreign Currency Translation Adjustment
Realized loss on pre-existing investment	11,666	Other income, net
	11,666	Total before tax
	—	Income tax provision
	$11,666	Net of tax

Total reclassifications for the period	$11,631	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	(228)	(b)
	(228)	Total before tax
	60	Income tax provision
	$(168)	Net of tax

Total reclassifications for the period	$(168)	Net of tax
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

(in thousands, except per common share data)	Three months ended March 31,
	2019	2018
Net income (loss) attributable to The Andersons, Inc.	$(13,993)	$(1,700)
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	—
Earnings (losses) available to common shareholders	$(13,993)	$(1,700)
Earnings per share – basic:
Weighted average shares outstanding – basic	32,501	28,237
Earnings (losses) per common share – basic	$(0.43)	$(0.06)
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,501	28,237
Effect of dilutive awards	—	—
Weighted average shares outstanding – diluted	32,501	28,237
Earnings (losses) per common share – diluted	$(0.43)	$(0.06)

All outstanding share awards were antidilutive for the three months ended March 31, 2019 and March 31, 2018 as the Company incurred a net loss for the period.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019, December 31, 2018 and March 31, 2018:

(in thousands)	March 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$60,331	$31,259	$—	$91,590
Provisionally priced contracts (b)	(48,430)	(49,393)	—	$(97,823)
Convertible preferred securities (c)	—	—	7,404	$7,404
Other assets and liabilities (d)	5,772	(4,494)	—	$1,278
Total	$17,673	$(22,628)	$7,404	$2,449

(in thousands)	December 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	37,229	(18,864)	—	18,365
Provisionally priced contracts (b)	(76,175)	(58,566)	—	(134,741)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,186	(353)	—	4,833
Total	$(33,760)	$(77,783)	$7,154	$(104,389)

(in thousands)	March 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	35,888	(7,177)	—	28,711
Provisionally priced contracts (b)	(48,478)	(31,847)	—	(80,325)
Convertible preferred securities (c)	—	—	7,388	7,388
Other assets and liabilities (d)	8,947	(454)	—	8,493
Total	$(3,643)	$(39,478)	$7,388	$(35,733)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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

The convertible preferred securities are interests in several early-stage enterprises that may be in various forms, such as convertible debt or preferred equity securities.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2019	2018
Assets (liabilities) at January 1,	$7,154	$7,388
Additional Investments	250	—
Assets (liabilities) at March 31,	$7,404	$7,388

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2019, December 31, 2018 and March 31, 2018:

Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of March 31, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,388	Implied based on market prices	N/A	N/A
Real property (b)	$29,347	Third Party Appraisal	N/A	N/A

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
(b) The Company recognized impairment charges on certain assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined using prior transactions, third-party appraisals and a pending sale of trade assets held by the Company.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Fair value of long-term debt, including current maturities	$1,043,503	$517,998	$448,346
Fair value in excess of carrying value (a)	2,318	5,813	8,241

(a) Carrying value used for this purpose excludes unamortized debt issuance costs and financing lease liabilities.
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

The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
The Andersons Albion Ethanol LLC	$50,641	$50,382	$46,145
The Andersons Clymers Ethanol LLC	24,823	24,242	20,339
The Andersons Marathon Ethanol LLC	15,650	14,841	12,615
Lansing Trade Group, LLC (a)	—	101,715	94,483
Thompsons Limited (a)	—	48,987	48,362
Providence Grain	19,258	—	—
Other	11,409	2,159	2,505
Total	$121,781	$242,326	$224,449

 (a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the Company purchased the remaining equity of LTG. The transaction results in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company had equally owned.
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended March 31,
(in thousands)	% Ownership at March 31, 2019	2019	2018
The Andersons Albion Ethanol LLC	55%	$259	$1,121
The Andersons Clymers Ethanol LLC	39%	581	509
The Andersons Marathon Ethanol LLC	33%	809	(44)
Lansing Trade Group, LLC (a)	100% (a)	—	2,584
Thompsons Limited (a)	100% (a)	—	(669)
Providence Grain	39%	(125)	—
Other	5% - 51%	(5)	72
Total		$1,519	$3,573

 (a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the company purchased the remaining equity of LTG. The transaction results in the consolidation of Thompsons Limited and related entities, which LTG and the Company had equally owned.

The Company received no distributions from unconsolidated affiliates for the three months ended March 31, 2019 and received $1.2 million for the three months ended March 31, 2018.
In the first quarter of 2019, the Company did not have significant equity investees. However, in the first quarter of 2018, The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, Lansing Trade Group, and Thompsons Limited qualified as significant equity investees of the Company under the income test. The following table presents unaudited summarized financial information for the investees excluding LTG and Thompsons in 2019 as they are now reflected in consolidated results:

(in thousands)	Three months ended March 31,
	2019	2018
Revenues	$122,862	$1,459,331
Gross profit	4,021	56,096
Income (loss) from continuing operations	1,963	8,908
Net income (loss)	1,963	9,462
Net income (loss) attributable to Companies	1,963	9,462

Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT, LLC.  The Company owns 51% of ELEMENT, LLC and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC is constructing a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, LLC, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT, LLC have been included in our consolidated results of operations beginning on March 2, 2018 and are a component of our Ethanol segment. The plant is expected to be operational in the third quarter of 2019.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2019	2018
Sales revenues	$61,168	$88,815
Service fee revenues (a)	4,112	5,117
Purchases of product and capital assets	169,229	181,524
Lease income (b)	1,014	1,582
Labor and benefits reimbursement (c)	3,857	3,567

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs.

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Accounts receivable (d)	$20,134	$17,829	$27,438
Accounts payable (e)	24,644	28,432	33,184

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended March 31, 2019 and 2018, revenues recognized for the sale of ethanol and other co-products that the Company purchased from the unconsolidated ethanol LLCs were $144.0 million and $146.2 million, respectively.

From time to time, the Company enters into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, for the purchase and sale of grain and ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of March 31, 2019, December 31, 2018 and March 31, 2018 was $3.4 million, $1.9 million and $0.6 million, respectively. The fair value of derivative contract liabilities with related parties as of March 31, 2019, December 31, 2018 and March 31, 2018 was $2.2 million, $6.3 million and $2.9 million, respectively.

13. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Trade business includes grain merchandising, the operation of terminal grain elevator facilities and, historically, the investments in LTG and Thompsons Limited. In January 2019, the Company acquired the remaining 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The Company is continuing to evaluate its segment reporting structure as a result of the acquisition. The presentation includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group. The acquired ethanol trading business of LTG is included within the Ethanol Group. This presentation is still preliminary as the reporting structure may further evolve this year. The Company also moved certain commission income and an elevator lease from the legacy Grain Group to the Ethanol Group to better align business segments. Prior year results have been recast to reflect this change. The Ethanol business purchases and sells ethanol, and provides risk management, origination and management services to ethanol production facilities. These facilities are organized as limited liability companies, two are consolidated and three are investments accounted for under the equity method. The Company performs a combination of these services under various contracts for these investments. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment.

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

	Three months ended March 31,
(in thousands)	2019	2018
Revenues from external customers
Trade	$1,598,021	$276,852
Ethanol	208,831	172,838
Plant Nutrient	128,525	135,617
Rail	41,415	50,432
Total	$1,976,792	$635,739

	Three months ended March 31,
(in thousands)	2019	2018
Inter-segment sales
Trade	$181	$531
Plant Nutrient	20	—
Rail	1,275	333
Total	$1,476	$864

	Three months ended March 31,
(in thousands)	2019	2018
Income (loss) before income taxes
Trade	$(17,464)	$(1,244)
Ethanol	2,572	3,053
Plant Nutrient	(3,929)	1,091
Rail	4,312	3,969
Other	(4,926)	(8,879)
Noncontrolling interests	(155)	(282)
Total	$(19,590)	$(2,292)

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Identifiable assets
Trade	$2,116,254	$978,974	$1,031,150
Ethanol	333,060	295,971	210,169
Plant Nutrient	455,529	403,780	455,148
Rail	642,596	590,407	530,994
Other	112,813	122,871	136,067
Total	$3,660,252	$2,392,003	$2,363,528

14. Leases

The Company leases certain grain handling and storage facilities, ethanol storage terminals. warehouse space, railcars, locomotives, barges, office space, machinery and equipment, vehicles and information technology equipment under operating leases. Lease expense for these leases is recognized within the Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The following table summarizes the amounts recognized in our Condensed Consolidated Balance Sheet related to leases:

(in thousands)	Condensed Consolidated Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets	Right of use asset, net	$85,766
Finance lease assets	Property, plant and equipment, net	25,379
Finance lease assets	Rail Group assets leased to others, net	3,796
Total leased assets		$114,941

Liabilities
Current operating leases	Accrued expenses and other current liabilities	$28,017
Non-current operating leases	Long-term lease liabilities	57,451
Total operating lease liabilities		85,468

Current finance leases	Current maturities of long-term debt	6,007
Non-current finance leases	Long-term debt	23,058
Total finance lease liabilities		29,065
Total lease liabilities		$114,533

The components of lease cost recognized within our Condensed Consolidated Statement of Operations were as follows:

(in thousands)	Condensed Consolidated Statement of Operations Classification	March 31, 2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$7,239
Operating lease cost	Operating, administrative and general expenses	3,954
Finance lease cost
Amortization of right-of-use assets	Operating, administrative and general expenses	510
Interest expense on lease liabilities	Interest expense	123
Other lease cost (1)	Operating, administrative and general expenses	199
Other lease cost (1)	Interest expense	24
Total lease cost		$12,049

(1)	Other lease cost includes short-term lease costs and variable lease costs

We often have options to renew lease terms for buildings and other assets. The exercise of lease renewal options is generally at our sole discretion. In addition, certain lease agreements may be terminated prior to their original expiration date at our discretion. We evaluate each renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of March 31, 2019.

Weighted Average Remaining Lease Term
Operating leases	4.88 years
Finance leases	11.0 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure our lease liabilities as of March 31, 2019.

Weighted Average Discount Rate
Operating leases	4.22%
Finance leases	3.18%

Supplemental Cash Flow Information Related to Leases

(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,418
Operating cash flows from finance leases	$123
Financing cash flows from finance leases	$387
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,995
Finance leases	$3,796

Maturity Analysis of Lease Liabilities

	As of March 31, 2019
(in thousands)	Operating Leases	Finance Leases	Total
2019 (excluding the three months ended March 31, 2019)	$31,076	$6,293	$37,369
2020	21,688	2,333	24,021
2021	16,289	2,334	18,623
2022	9,927	2,341	12,268
2023	5,793	2,342	8,135
Thereafter	8,688	18,331	27,019
Total lease payments	$93,461	$33,974	$127,435
Less interest	7,993	4,909	12,902
Total	$85,468	$29,065	$114,533

15. Commitments and Contingencies

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

The Company recorded a $5.0 million reserve relating to an outstanding non-regulatory litigation claim, based upon preliminary settlement negotiations in the first quarter of 2019. The claim is in response to penalties and fines paid to regulatory entities by LTG in 2018 for the settlement of matters which focused on certain trading activity.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

Commitments

In the first quarter of 2018, the Company began construction of a new ethanol facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $39.8 million of remaining obligation not yet incurred, of which $3.6 million has been prepaid, as of March 31, 2019.

16. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Interest paid	$16,711	$9,854
Noncash investing and financing activity
Equity issued in conjunction with acquisition	123,146	—
Capital projects incurred but not yet paid	15,974	7,115
Removal of pre-existing equity method investment	(159,459)	—
Purchase price holdback/ other accrued liabilities	31,518	—
Dividends declared not yet paid	5,527	4,663
Debt resulting from accounting standard adoption	—	36,953
Railcar assets and liabilities resulting from accounting standard adoption	—	25,643

17. Business Acquisition

Effective January 1, 2019, the Company completed its acquisition of the remaining 67.5% equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities as they were jointly owned by the Company and LTG in equal portions.

Total consideration paid by the Company to complete the acquisition of LTG was $323.9 million. The Company paid $169.2 million in cash, which includes preliminary working capital adjustments of $31.5 million, and issued 4.1 million unregistered shares valued at $123.1 million based upon the stock price of the Company.
The purchase price allocation is preliminary, pending completion of the full valuation report and a final working capital adjustment to be agreed upon between the Company and the sellers. A summarized preliminary purchase price allocation is as follows:

Cash consideration paid	$169,218
Equity consideration	123,146
Purchase price holdback/ other accrued liabilities	31,518
Total purchase price consideration	$323,882
The preliminary purchase price allocation at January 1, 2019, is as follows:

Cash and cash equivalents	$21,923
Accounts receivable	320,467
Inventories	456,963
Commodity derivative assets - current	82,595
Other current assets	27,473
Commodity derivative assets - noncurrent	13,576
Goodwill	113,617
Other intangible assets	116,200
Right of use asset	42,972
Equity method investments	28,728
Other assets, net	2,211
Property, plant and equipment, net	173,388
1,400,113

Short-term debt	218,901
Trade and other payables	303,321
Commodity derivative liabilities - current	29,024
Customer prepayments and deferred revenue	99,530
Accrued expense and other current liabilities	63,263
Other long-term liabilities, including commodity derivative liabilities - noncurrent	3,174
Long-term lease liabilities	25,810
Long-term debt, including current maturities	161,688
Deferred income taxes	15,577
920,288
Fair value of acquired assets and assumed liabilities	$479,825

Removal of preexisting ownership interest, including associated cumulative translation adjustment	(159,459)
Pre-tax loss on derecognition of preexisting ownership interest	3,516
Total purchase price consideration	$323,882

The goodwill recognized as a result of the LTG acquisition is $113.6 million and is allocated to the Trade Group segment. A portion of the goodwill is expected to be deductible for tax purposes. The goodwill recognized is primarily attributable to the addition of an assembled workforce and complementary assets with greater scale that significantly expands the Company's reach in the agricultural marketplace.
Details of the intangible assets acquired are as follows:

		Estimated useful life
Customer relationships	$95,200	10 years
Noncompete agreements	21,000	3 years
	$116,200	8 years	*

*weighted average number of years

Pro Forma Financial Information
The summary pro forma financial information for the periods presented below gives effect to the LTG acquisition as if it had occurred at January 1, 2018.

	Three Months Ended March 31
	2019	2018
Net sales	$1,974,092	$1,928,312
Net loss	(10,753)	(10,396)

Pro forma net loss was also adjusted to account for the tax effects of the pro forma adjustments noted above using a statutory tax rate of 25%. The amount of LTG’s and Thompsons’ revenue and earnings included in the Company’s consolidated statement of operations for the quarter ended March 31, 2019 are not practicable to determine given the immediate integration of LTG and Thompsons into the Company’s operations effective January 1, 2019.

18. Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2019 are as follows:

(in thousands)	Trade	Plant Nutrient	Rail	Total
Balance as of January 1, 2019	$1,171	$686	$4,167	$6,024
Acquisitions	113,617	—	—	113,617
Balance as of March 31, 2019	$114,788	$686	$4,167	$119,641

Acquisitions represent the LTG acquisition's preliminary goodwill allocation.

19. Exit Costs and Assets Held for Sale

The Company classified $0.4 million of assets as held for sale on the Condensed Consolidated Balance Sheet at March 31, 2019 and at December 31, 2018.

The Company classified $57.8 million of assets as Assets held for sale on the Condensed Consolidated Balance Sheet at March 31, 2018. This includes $19.4 million of Property, plant and equipment, net, $13.8 million of Inventories, and $18.8 million of Commodity derivative assets related to certain western Tennessee locations of the Trade Group. The Company classified $4.2 million and $1.6 million of additional Property, plant and equipment, net as Assets held for sale related to the remaining Retail store assets and administrative offices at an outlying location in the Plant Nutrient Group, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2018 Form 10-K, have not materially changed through the first quarter of 2019, other than as a result of adopting the new lease accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 14.

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is generally based on the nature of products and services offered. In January, the Company completed the acquisition of 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The Company is continuing to evaluate its segment reporting structure as a result of the acquisition. The presentation here includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group. The acquired ethanol trading business is included within the Ethanol Group. This presentation is preliminary as the reporting structure may evolve during the remainder of this year. The LTG acquisition, the Company also moved certain commission income and an elevator lease from the legacy Grain Group to the Ethanol Group to better align business segments. Prior year results have been recast to reflect this change.

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

Trade Group

The Trade Group’s results in the first quarter reflects difficult market conditions and significant transaction-related costs and purchase accounting impacts. The group was challenged by flat commodity markets and damage from heavy rains in Nebraska, but were able to take advantage of weather-related supply disruption.

Agricultural inventories on hand at March 31, 2019 were 136.8 million bushels, of which 1.9 million bushels were stored for others. These amounts compare to 108.4 million bushels on hand at March 31, 2018, of which 0.7 million bushels were stored for others. Total Trade storage capacity, including temporary pile storage, was approximately 218 million bushels at March 31, 2019 compared to 153 million bushels at March 31, 2018. This increase in capacity is a result of the LTG acquisition.

The Trade Group will continue to focus on integration and capturing synergies as a result of the transaction.

Ethanol Group

The Ethanol Group's first quarter results reflect an environment with lower margins which lead to a slight decrease in operating results year over year. Despite tough industry-wide market conditions, the Ethanol Group was profitable due to continued increase in plant efficiencies and improving yields. The addition of the LTG trading team has also added value on ethanol and

DDGs. The construction of the Ethanol Group's new bio-refinery facility continues and the project is on target to be operational early in the third quarter of 2019.

Ethanol and related co-products volumes for three months ended March 31, 2019 and 2018 were as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Ethanol (gallons shipped)	131,028	103,075
E-85 (gallons shipped)	8,932	14,901
Corn Oil (pounds shipped)	4,932	4,807
DDG (tons shipped) *	36	39
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Company's sales revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here. The increase in Ethanol gallons shipped is a result of the LTG acquisition.

Plant Nutrient Group

The Plant Nutrient Group's first quarter results reflect delayed primary and specialty nutrient sales due to weather and lower lawn and cob results. The outlook for the Group remains challenged.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 487 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at March 31, 2019, compared to approximately 484 thousand tons for dry nutrients and approximately 513 thousand tons for liquid nutrients at March 31, 2018.

Tons of product sold for three months ended March 31, 2019 and 2018 were as follows:

(in thousands)	Three months ended March 31,
	2019	2018
Primary nutrients	178	202
Specialty nutrients	165	186
Other	16	16
Total tons	359	404

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micro-nutrients for wholesale and farm center businesses, as well as the lawn business. Other tons include those from the cob business.

Rail Group

The Rail Group results reflect strong lease income due to a growing fleet and higher average lease rates as well as improved rail repair income. These increases were largely offset by a decrease in income from car sales. Average utilization rates increased from 87.9 percent in the first quarter of 2018 to 95.7 percent in the first quarter of 2019. A portion of this increase is attributable to the railcar scrap program which occurred in the second quarter of 2018. Additionally, the Company focused on putting idle cars in service and growing the fleet with strategic purchases. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2019 were 23,550 compared to 23,044 at March 31, 2018.

The leasing business continues to perform well with more cars on lease and higher average lease rates year over year. Lease rates and utilization rates have likely hit their peak but should remain steady.

Other
Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project, and other elimination and consolidation adjustments.

Operating Results

On May 6, 2019, we furnished a Current Report on Form 8-K to the SEC that included a press release issued that same day announcing the first quarter financial results for the period ended March 31, 2019, which was furnished as Exhibit 99.1 thereto (the Earnings Release). The Earnings Release reported: (a) Sales and merchandising revenues of $2,079.4 million and (b) Cost of sales and merchandising revenues of $1,969.7 million, for the three months ended March 31, 2019.  The Consolidated Statements of Operations and accompanying notes in this Form 10-Q reports (a) Sales and merchandising revenues of $1,976.8 million and (b) Cost of sales and merchandising revenues of $1,867.1 million, for the three months ended March 31, 2019. Subsequent to the Earnings Release, we recorded a correction related to intercompany elimination of sales and merchandising revenue and cost of sales and merchandising revenue of $102.6 million, which did not impact gross profit.

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 13 Segment Information.

Comparison of the three months ended March 31, 2019 with the three months ended March 31, 2018:

	Three months ended March 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,598,021	$208,831	$128,525	$41,415	$—	$1,976,792
Cost of sales and merchandising revenues	1,529,032	205,023	107,591	25,482	—	1,867,128
Gross profit	68,989	3,808	20,934	15,933	—	109,664
Operating, administrative and general expenses	72,416	3,949	23,169	8,151	5,664	113,349
Interest expense (income)	10,916	(824)	2,261	3,679	(122)	15,910
Equity in earnings (losses) of affiliates, net	(131)	1,650	—	—	—	1,519
Other income (expense), net	(2,990)	84	567	209	616	(1,514)
Income (loss) before income taxes	(17,464)	2,417	(3,929)	4,312	(4,926)	(19,590)
Income (loss) attributable to the noncontrolling interests	—	(155)	—	—	—	(155)
Income (loss) attributable to The Andersons, Inc.	$(17,464)	$2,572	$(3,929)	$4,312	$(4,926)	$(19,435)

	Three months ended March 31, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$276,027	$173,663	$135,617	$50,432	$—	$635,739
Cost of sales and merchandising revenues	250,802	169,972	113,380	37,880	—	572,034
Gross profit	25,225	3,691	22,237	12,552	—	63,705
Operating, administrative and general expenses	25,821	3,162	20,357	6,231	8,686	64,257
Interest expense (income)	2,960	(42)	1,441	2,368	272	6,999
Equity in earnings (losses) of affiliates, net	1,987	1,586	—	—	—	3,573
Other income (expense), net	325	614	652	16	79	1,686
Income (loss) before income taxes	(1,244)	2,771	1,091	3,969	(8,879)	(2,292)
Income (loss) attributable to the noncontrolling interests	—	(282)	—	—	—	(282)
Income (loss) attributable to The Andersons, Inc.	$(1,244)	$3,053	$1,091	$3,969	$(8,879)	$(2,010)

Trade Group

Operating results for the Trade Group declined by $16.2 million compared to the results of the same period last year. Sales and merchandising revenues increased $1,322.0 million and cost of sales and merchandising revenues increased $1,278.2 million for favorable net gross profit impact of $43.8 million. The gross profit increase was a direct result of acquiring LTG and Thompsons.

Operating, administrative and general expenses increased $46.6 million. The acquisition drove this increase with an additional $41.0 million of operational expenses, including $3.4 million of stock-based compensation expense, and $4.4 million of incremental depreciation and amortization, and $0.8 million of other transaction-related costs.

Interest expense increased $8.0 million primarily due to the acquisition and rising interest rates. The Company also wrote off $0.6 million in deferred financing fees as part of its new credit facility.

Equity in earnings of affiliates declined by $2.1 million because LTG and Thompsons are now consolidated entities.

Other income, net includes a $3.5 million loss on pre-existing investments in LTG and Thompson's which was driven by foreign currency translation losses related to Thompsons.

Ethanol Group

Operating results for the Ethanol Group declined $0.5 million from the same period last year. Sales and merchandising revenues increased $35.2 million and cost of sales and merchandising revenues increased $35.1 million compared to 2018 results. The incremental sales volumes and corresponding cost of sales is attributable to the LTG acquisition. This resulted in a gross profit increase of $0.1 million.

Operating, administrative and general expenses increased $0.8 million primarily due to an increase in labor and benefits which was driven by the addition of the acquired ethanol trading team to the group.

Interest expense decreased $0.8 million due to the capitalization of interest related to the construction of ELEMENT.

Plant Nutrient Group

Operating results for the Plant Nutrient Group declined $5.0 million compared to the same period in the prior year. Sales and merchandising revenues decreased $7.1 million. This was driven by a 13% decrease in primary tons and 10% decrease in specialty tons. These decreases are due to unfavorable weather conditions as well as higher volumes in the lawn business that did not recur in the current year. Cost of sales and merchandising revenues decreased by $5.8 million due to the decrease in sales. While primary nutrient margins improved, lower volumes led to an overall decrease in gross profit of $1.3 million.

Operating, administrative and general expenses increased $2.8 million primarily due a $0.5 million increase in rent and storage and an increase in labor and benefits.

Interest expense increased $0.8 million from rising interest rates and higher working capital from a slow start to the spring season.

Rail Group

Operating results improved $0.3 million from the same period last year while Sales and merchandising revenues decreased $9.0 million. This decrease was driven by a $13.9 million decrease in car sale revenues as the Company sold more cars in the first quarter of 2018. This decrease was partially offset by an increase of $3.1 million in leasing revenues due to higher lease and utilization rates and $1.8 million in repair and other revenues. Cost of sales and merchandising revenues decreased $12.4 million compared to the prior year due to lower car sales and improved margins in services. As a result, gross profit increased $3.4 million compared to last year.

Operating, administrative and general expenses increased $1.9 million driven by $0.9 million increase in labor and benefits due to the growth in the repair business and $0.7 million of reserves on customer accounts.

Interest expense increased $1.3 million due to rising interest rates and higher debt balances.

Other

Operating, administrative and general expenses decreased $3.0 million due to severance and other IT implementation costs reflected in 2018 which did not recur in 2019.

Income Taxes

For the three months ended March 31, 2019, the Company recorded income tax benefit of $5.4 million at an effective rate of 27.8%. In 2018, the Company recorded an income tax benefit of $0.3 million at an effective tax rate of 13.5%. The net increase in effective tax rate resulted from the current period impact of state income taxes, nondeductible compensation, and noncontrolling interests. The prior period produced income tax benefit from the loss before income taxes that was offset by net tax expense from discrete activity related to a statutory merger. This discrete activity did not recur in the current period, resulting in less offset to the income tax benefit from the loss before income taxes.

Liquidity and Capital Resources
Working Capital
At March 31, 2019, the Company had working capital of $440.3 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2019	March 31, 2018	Variance
Current Assets:
Cash and cash equivalents	$29,991	$31,497	$(1,506)
Accounts receivable, net	611,290	216,021	395,269
Inventories	1,026,465	731,629	294,836
Commodity derivative assets – current	158,277	43,810	114,467
Other current assets	60,222	57,147	3,075
Assets held for sale	364	57,775	(57,411)
Total current assets	1,886,609	1,137,879	748,730
Current Liabilities:
Short-term debt	434,304	489,000	(54,696)
Trade and other payables	590,258	263,519	326,739
Customer prepayments and deferred revenue	148,345	81,778	66,567
Commodity derivative liabilities – current	66,623	15,424	51,199
Accrued expenses and other current liabilities	151,648	60,095	91,553
Current maturities of long-term debt	55,160	14,134	41,026
Total current liabilities	1,446,338	923,950	522,388
Working Capital	$440,271	$213,929	$226,342
March 31, 2019 current assets increased $748.7 million in comparison to those of March 31, 2018. This increase was primarily due to increases in accounts receivable, inventories, and commodity derivative assets. Accounts receivable increased due to the acquisition. The increase in inventory primarily relates to the acquisition. Additionally, Plant Nutrients inventory increased as a result of higher inventory levels as a result of a delayed planting season due to wet weather conditions. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, show a net increase due to the acquisition. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $522.4 million compared to the prior year primarily due to the acquisition of LTG, and the debt related changes detailed in Note 4, Debt.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $122.0 million and $378.7 million in the first three months of 2019 and 2018, respectively. The decrease in cash used was due to changes in working capital, as discussed above.

Investing Activities
Investing activities used cash of $205.8 million through the first three months of 2019 compared to cash used of $44.3 million in the prior year. Cash used for the acquisition of business increased $147.3 million primarily due to the recent acquisition.
In 2019, we expect to spend a total of $160 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions or non-recourse debt of approximately $135 million during the year.
In addition to the construction of the bio-refinery, total capital spending for 2019 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $54 million.

Financing Activities
Financing activities provided cash of $336.1 million and $419.6 million for the three months ended March 31, 2019 and 2018, respectively. This was largely due to an increase in proceeds from debt as a result of additional debt assumed to finance the acquisition and higher seasonal working capital.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,625 million in borrowings. This amount includes $70 million of debt of ELEMENT LLC, $200.0 million of debt of The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company, and $180 million of debt of Thompsons, that is non-recourse to the Company. Of that total, we had $1,029 million available for borrowing at March 31, 2019. Consistent with the seasonal inventory requirements in our fertilizer and grain businesses, short-term borrowings were higher in the quarter.

We paid $5.5 million in dividends in the three months of 2019 compared to $4.7 million in the prior year. We paid $0.17 per common share for the dividends paid in January 2019 and $0.165 per common share for the dividends paid in January 2018. On February 22, 2019 we declared a cash dividend of $0.17 per common share payable on April 22, 2019 to shareholders of record on April 1, 2019.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2019. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
Because we are a significant borrower of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. However much of this risk is mitigated by hedging instruments that are in place. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we receive a return of cash.
We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseeable future.

Contractual Obligations

Future payments due under contractual obligations at March 31, 2019 are as follows:

	Payments Due by Period
(in thousands)	2019 (remaining nine months)	2020-2021	2022-2023	After 2023	Total
Long-term debt, recourse	$49,498	$264,940	$323,420	$338,695	$976,553
Long-term debt, non-recourse	4,829	130,859	9,961	6,370	152,019
Interest obligations (a)	39,974	60,746	40,971	36,856	178,547
Operating leases (b)	30,678	34,749	12,294	8,688	86,409
Purchase commitments (c)	3,479,536	386,147	1,395	—	3,867,078
Other long-term liabilities (d)	3,317	6,711	6,804	24,695	41,527
Construction commitment (e)	39,747	—	—	—	39,747
Total contractual cash obligations	$3,647,579	$884,152	$394,845	$415,304	$5,341,880
(a) Future interest obligations are calculated based on interest rates in effect as of March 31, 2019 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 39% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $3,247,212 million for the purchase of commodities, including grain from producers and $182 million for the purchase of ethanol from the unconsolidated ethanol LLCs. There are also forward commodities sales contracts, including those for grain and ethanol, to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of 2018 Annual Report on Form 10-K for further discussion.
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
(e) In 2018, the Company entered into an agreement to construct a bio-refinery. The company expects to contribute $70 million in 2019 for the construction of this plant.

At March 31, 2019, we had standby letters of credit outstanding of $32.9 million.
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

The following table describes our Rail Group asset positions at March 31, 2019:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	271
Owned - railcar assets leased to others	On balance sheet – non-current	20,812
Railcars leased from financial intermediaries	Off balance sheet	2,261
Railcars in non-recourse arrangements	Off balance sheet	163
Total Railcars		23,507
Locomotive assets leased to others	On balance sheet – non-current	24
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		28
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		15
In addition, we manage 1,207 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended March 31, 2019.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation (excluding LTG and Thompsons), under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

Management concluded that the Company’s system of internal control over financial reporting (excluding LTG and Thompsons) was effective as of December 31, 2018.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
The Company acquired LTG during the first quarter of 2019. In connection with the integration of LTG and Thompsons, the Company will implement enhancements to its internal control over financial reporting as necessary. Additionally, the Company is undertaking the phased implementation of an ERP software system. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-Q and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The most significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our 2018 Form 10-K (Item 1A).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	30,158	$30.03	—
February 2019	1,673	35.24	—
March 2019	—	—	—
Total	31,831	30.30	—

(1) During the three months ended March 31, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 4. Mine Safety Disclosure

We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our core values and we strive to ensure that safety is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment. We believe that through these policies we have developed an effective safety management system.

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 6. Exhibits of this Quarterly Report on Form 10-Q.

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Employment Agreement between The Andersons, Inc. and William E. Krueger (Incorporated by reference to Form 8-K filed January 14, 2019).

10.2
Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent. (Incorporated by reference to Form 8-K filed January 2, 2019).

10.3	Form of Performance Share Unit Agreement - Total Shareholder Return (filed herewith).

10.4	Form of Restricted Share Award (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

95	Mine Safety Disclosure (filed herewith).

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 10, 2019	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By /s/ Brian A. Valentine
Brian A. Valentine
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.1	Employment Agreement between The Andersons, Inc. and William E. Krueger (Incorporated by reference to Form 8-K filed January 14, 2019).

10.2
Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent. (Incorporated by reference to Form 8-K filed January 2, 2019).

10.3	Form of Performance Share Unit Agreement - Total Shareholder Return (filed herewith).

10.4	Form of Restricted Share Award (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

95	Mine Safety Disclosure (filed herewith).

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.