Form 10-Q
period 2019-06-30
Andersons, Inc.
filed 2019-08-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter)

Ohio	34-1562374
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

1947 Briarfield Boulevard,	Maumee	Ohio	43537
(Address of principal executive offices)			(Zip Code)
(419) 893-5050
(Telephone Number)
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The registrant had approximately 32.6 million common shares outstanding at July 26, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $0.00 par value, $0.01 stated value	ANDE	The NASDAQ Stock Market LLC

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	June 30, 2019	December 31, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$11,087	$22,593	$58,611
Accounts receivable, net	712,294	207,285	218,476
Inventories (Note 2)	753,641	690,804	495,611
Commodity derivative assets – current (Note 5)	233,015	51,421	54,259
Other current assets	58,439	50,703	42,648
Assets held for sale	151	392	9,816
Total current assets	1,768,627	1,023,198	879,421
Other assets:
Commodity derivative assets – noncurrent (Note 5)	6,161	480	1,008
Goodwill	135,872	6,024	6,024
Other intangible assets, net	188,818	99,138	105,289
Right of use assets, net	74,073	—	—
Other assets, net	21,841	22,341	26,888
Equity method investments	120,929	242,326	232,159
	547,694	370,309	371,368
Rail Group assets leased to others, net (Note 3)	559,711	521,785	458,424
Property, plant and equipment, net (Note 3)	695,827	476,711	408,575
Total assets	$3,571,859	$2,392,003	$2,117,788

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	June 30, 2019	December 31, 2018	June 30, 2018
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$426,125	$205,000	$185,000
Trade and other payables	527,250	462,535	282,221
Customer prepayments and deferred revenue	49,761	32,533	16,103
Commodity derivative liabilities – current (Note 5)	69,369	32,647	85,160
Accrued expenses and other current liabilities	165,383	79,046	74,512
Current maturities of long-term debt (Note 4)	66,678	21,589	13,700
Total current liabilities	1,304,566	833,350	656,696
Long-term lease liabilities	48,401	—	—
Other long-term liabilities	18,398	32,184	30,325
Commodity derivative liabilities – noncurrent (Note 5)	3,985	889	3,202
Employee benefit plan obligations	22,019	22,542	26,131
Long-term debt, less current maturities (Note 4)	1,007,012	496,187	435,580
Deferred income taxes	146,839	130,087	118,864
Total liabilities	2,551,220	1,515,239	1,270,798
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,357 shares issued at 6/30/2019, 29,430 shares issued at 12/31/2018 and 6/30/2018)	137	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	331,186	224,396	223,259
Treasury shares, at cost (173, 936 and 943 shares at 6/30/2019, 12/31/2018 and 6/30/2018, respectively)	(6,449)	(35,300)	(35,561)
Accumulated other comprehensive income (loss)	(6,241)	(6,387)	(5,347)
Retained earnings	651,481	647,517	635,438
Total shareholders’ equity of The Andersons, Inc.	970,114	830,322	817,885
Noncontrolling interests	50,525	46,442	29,105
Total equity	1,020,639	876,764	846,990
Total liabilities and equity	$3,571,859	$2,392,003	$2,117,788
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales and merchandising revenues	$2,325,041	$911,402	$4,301,833	$1,547,141
Cost of sales and merchandising revenues	2,164,313	820,928	4,031,441	1,392,962
Gross profit	160,728	90,474	270,392	154,179
Operating, administrative and general expenses	106,918	59,853	220,267	124,110
Asset impairment	3,081	6,272	3,081	6,272
Interest expense	15,727	7,825	31,637	14,824
Other income:
Equity in earnings (loss) of affiliates, net	(157)	9,803	1,362	13,376
Other income (loss), net	5,563	2,828	4,049	4,514
Income (loss) before income taxes	40,408	29,155	20,818	26,863
Income tax provision (benefit)	10,997	7,742	5,555	7,432
Net income (loss)	29,411	21,413	15,263	19,431
Net income (loss) attributable to the noncontrolling interests	(477)	(116)	(632)	(398)
Net income (loss) attributable to The Andersons, Inc.	$29,888	$21,529	$15,895	$19,829
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.92	$0.76	$0.49	$0.70
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.91	$0.76	$0.48	$0.70
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$29,411	$21,413	$15,263	$19,431
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0, $0, $0 and $(87))	—	—	—	(87)
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(250), $(86), $(293) and $(101))	(728)	(287)	(854)	(338)
Cash flow hedge activity (net of income tax of $(1,974), $17, $(3,175) and $17)	(5,952)	51	(9,574)	51
Foreign currency translation adjustments (net of income tax of $0, $0, $0 and $0)	(2,035)	(1,123)	10,574	(2,273)
Other comprehensive income (loss)	(8,715)	(1,359)	146	(2,647)
Comprehensive income (loss)	20,696	20,054	15,409	16,784
Comprehensive income (loss) attributable to the noncontrolling interests	(477)	(116)	(632)	(398)
Comprehensive income (loss) attributable to The Andersons, Inc.	$21,173	$20,170	$16,041	$17,182
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2019	2018
Operating Activities
Net income (loss)	$15,263	$19,431
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	64,146	45,232
Bad debt expense (recovery)	1,703	(837)
Equity in (earnings) losses of affiliates, net of dividends	(1,034)	(11,192)
Gains on sales of Rail Group assets and related leases	(1,298)	(3,989)
Loss (gain) on sales of assets	106	(342)
Stock-based compensation expense	7,292	3,006
Deferred federal income tax	5,793	—
Asset impairment	3,081	6,272
Other	1,102	(138)
Changes in operating assets and liabilities:
Accounts receivable	(181,917)	(33,859)
Inventories	394,630	151,095
Commodity derivatives	(82,933)	34,850
Other assets	27,420	17,552
Payables and other accrued expenses	(338,201)	(271,010)
Net cash provided by (used in) operating activities	(84,847)	(43,929)
Investing Activities
Acquisition of business, net of cash acquired	(147,693)	—
Purchases of Rail Group assets	(43,435)	(68,087)
Proceeds from sale of Rail Group assets	7,389	40,967
Purchases of property, plant and equipment and capitalized software	(87,209)	(54,300)
Proceeds from sale of assets	795	34,981
Purchase of investments	(1,240)	—
Net cash provided by (used in) investing activities	(271,393)	(46,439)
Financing Activities
Net change in short-term borrowings	(660)	163,000
Proceeds from issuance of long-term debt	748,099	50,000
Payments of long-term debt	(390,528)	(110,150)
Proceeds from noncontrolling interest owner	4,715	21,806
Payments of debt issuance costs	(5,788)	(787)
Dividends paid	(11,041)	(9,312)
Other	(387)	(497)
Net cash provided by (used in) financing activities	344,410	114,060
Effect of exchange rates on cash and cash equivalents	324	—
Increase (Decrease) in cash and cash equivalents	(11,506)	23,692
Cash and cash equivalents at beginning of period	22,593	34,919
Cash and cash equivalents at end of period	$11,087	$58,611
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2018	$96	$221,990	$(36,028)	$(3,988)	$618,572	$22,115	$822,757
Net income (loss)					21,529	(116)	21,413
Other comprehensive income (loss)				(1,359)			(1,359)
Cash received from noncontrolling interest						7,106	7,106
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (12 shares)		1,269	467				1,736
Dividends declared ($0.165 per common share)					(4,663)		(4,663)
Balance at June 30, 2018	$96	$223,259	$(35,561)	$(5,347)	$635,438	$29,105	$846,990

Balance at March 31, 2019	$137	$324,753	$(7,216)	$2,474	$627,136	$51,002	$998,286
Net income (loss)					29,888	(477)	29,411
Other comprehensive income (loss)				(8,544)			(8,544)
Amounts reclassified from accumulated other comprehensive loss				(171)			(171)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (20 shares)		1,738	754				2,492
Dividends declared ($0.170 per common share)					(5,530)		(5,530)
Stock award purchase price accounting adjustment		4,695					4,695
Restricted share award dividend equivalents			13		(13)		—
Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					19,829	(398)	19,431
Other comprehensive income (loss)				(2,647)			(2,647)
Cash received from noncontrolling interest						21,806	21,806
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (120 shares)		(1,363)	4,631				3,268
Dividends declared ($0.33 per common share)					(9,326)		(9,326)
Restricted share award dividend equivalents			120		(120)		—
Balance at June 30, 2018	$96	$223,259	$(35,561)	$(5,347)	$635,438	$29,105	$846,990

Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					15,895	(632)	15,263
Other comprehensive income (loss)				(11,314)			(11,314)
Amounts reclassified from accumulated other comprehensive loss				11,460			11,460
Cash received from noncontrolling interest						4,715	4,715
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (764 shares)		(21,018)	28,698				7,680
Dividends declared ($0.34 per common share)					(11,059)		(11,059)
Stock awards granted due to acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	153		(161)		—
Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2018 has been included as the Company operates in several seasonal industries.
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
New Accounting Standards

Leasing

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") (No. 2016-02, Leases (ASC 842). The FASB issued subsequent amendments to the initial guidance in July 2018 with ASU 2018-10 and in August 2018 with ASU 2018-11. ASC 842 supersedes the current accounting for leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right of use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. Effective January 1, 2019, the Company adopted the standard using the Comparative Under ASC 840 method, which requires lease assets and liabilities to be recognized in the 2019 balance sheet and statement of equity and forgo the comparative reporting requirements under the modified retrospective transition method. The Company also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets, as well as elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. In addition, the Company elected to apply the package of practical expedients that allows entities to forego reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. See Note 14 for additional information.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded income tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings in their consolidated financial statements. The Company adopted this standard in the current year which did not have a material impact on its financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. The Company has not historically incurred significant credit losses and does not currently anticipate circumstances that would lead to a CECL approach differing from the Company's existing allowance estimates in a material manner. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, but the Company does not plan to do so.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Grain and other agricultural products	$603,318	$527,471	$385,118
Frac sand and propane	9,287	—	—
Ethanol and co-products	26,185	11,918	22,828
Plant nutrients and cob products	109,156	145,693	82,230
Railcar repair parts	5,695	5,722	5,435
	$753,641	$690,804	$495,611

Inventories on the Condensed Consolidated Balance Sheets at June 30, 2019, and June 30, 2018, do not include 1.3 million and 0.1 million bushels of grain, respectively, held in storage for others. Grain inventories held in storage for others were de minimis as of December 31, 2018. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Land	$39,241	$29,739	$29,579
Land improvements and leasehold improvements	84,127	68,826	68,384
Buildings and storage facilities	327,418	284,998	280,226
Machinery and equipment	514,030	393,640	377,202
Construction in progress	164,532	102,394	37,456
	1,129,348	879,597	792,847
Less: accumulated depreciation	433,521	402,886	384,272
	$695,827	$476,711	$408,575

Depreciation expense on property, plant and equipment was $32.7 million and $23.2 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, depreciation expense on property, plant and equipment was $15.0 million and $11.5 million for the three months ended June 30, 2019 and 2018, respectively.
In the second quarter of 2019, the Company recorded a $3.1 million impairment charge related to its remaining Tennessee facilities in the Trade group. The Company wrote down the value of these assets to the extent their carrying values exceeded their fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Rail Group assets leased to others	$688,320	$640,349	$564,555
Less: accumulated depreciation	128,609	118,564	106,131
	$559,711	$521,785	$458,424

Depreciation expense on Rail Group assets leased to others amounted to $13.7 million and $12.2 million for the six months ended June 30, 2019 and 2018, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $7.0 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively.

4. Debt

Short-term and long-term debt at June 30, 2019, December 31, 2018 and June 30, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Short-term Debt – Non-Recourse (a)	$75,476	$—	$—
Short-term Debt – Recourse	350,649	205,000	185,000
Total Short-term Debt	$426,125	$205,000	$185,000

Current Maturities of Long-term Debt – Non-Recourse (b)	$8,903	$4,842	$2,922
Current Maturities of Long-term Debt – Recourse (c)	40,785	16,747	10,778
Finance lease liability (d)	16,990	—	—
Total Current Maturities of Long-term Debt	$66,678	$21,589	$13,700

Long-term Debt, Less: Current Maturities – Non-Recourse (b)	$198,560	$146,353	$72,290
Long-term Debt, Less: Current Maturities – Recourse (c)	786,512	349,834	363,290
Finance lease liability (d)	21,940	—	—
Total Long-term Debt, Less: Current Maturities	$1,007,012	$496,187	$435,580

(a) In conjunction with the recent acquisition, the Company assumed Thompsons' revolving line of credit and a term loan with a syndicate of banks, which are non-recourse to the Company. The credit agreement provides the Company with a maximum availability of $183.4 million and had $107.9 million available for borrowing on this line of credit as of June 30, 2019. Any borrowings under the line of credit bear interest at variable rates, which are based on LIBOR or Bankers’ Acceptances plus an applicable spread. The maturity date for the revolving line of credit is June 26, 2023.
(b) In conjunction with the recent acquisition, the Company also assumed a term loan with a syndicate of banks. The term loan had a balance of $33.9 million at June 30, 2019. Interest rates for the term loans are based on LIBOR plus an applicable spread. Payments of $0.6 million are made on a quarterly basis.
(c) On January 11, 2019 the Company entered into 5-year term loan in the amount of $250 million and a 7-year term loan of $250 million. A portion of the term loans were used to pay down debt assumed in the LTG acquisition. Interest rates are based on LIBOR plus an applicable spread. Payments on the term loans will be made on a quarterly basis. As of June 30, 2019, $6.3 million has been paid on the 5-year term loan and $6.3 million has been paid on the 7-year term loan.
(d) See Note 14, Leases, for additional information. June 30, 2019 balances include the former build-to-suit lease that was reclassed from other current liabilities and other long-term liabilities as a result of the new lease standard.

The total borrowing capacity of the Company's lines of credit at June 30, 2019 was $1,628.4 million of which the Company had a total of $1,006.1 million available for borrowing under its lines of credit, subject to certain limitations based on debt covenants. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company is in compliance with all financial covenants as of June 30, 2019.

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
The following table presents at June 30, 2019, December 31, 2018 and June 30, 2018, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2019		December 31, 2018		June 30, 2018
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$109,346	$—	$14,944	$—	$(52,888)	$—
Fair value of derivatives	(5,996)	—	22,285	—	68,244	—
Balance at end of period	$103,350	$—	$37,229	$—	$15,356	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$166,652	$6,748	$3,360	$57	$176,817
Commodity derivative liabilities	(42,983)	(587)	(72,729)	(4,042)	(120,341)
Cash collateral paid (received)	109,346	—	—	—	109,346
Balance sheet line item totals	$233,015	$6,161	$(69,369)	$(3,985)	$165,822

	December 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$43,463	$484	$706	$5	$44,658
Commodity derivative liabilities	(6,986)	(4)	(33,353)	(894)	(41,237)
Cash collateral (received)	14,944	—	—	—	14,944
Balance sheet line item totals	$51,421	$480	$(32,647)	$(889)	$18,365

	June 30, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$123,917	$1,022	$626	$36	$125,601
Commodity derivative liabilities	(16,770)	(14)	(85,786)	(3,238)	(105,808)
Cash collateral (received)	(52,888)	—	—	—	(52,888)
Balance sheet line item totals	$54,259	$1,008	$(85,160)	$(3,202)	$(33,095)

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(13,364)	$45,844	$57,291	$20,608

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2019, December 31, 2018 and June 30, 2018:

	June 30, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	648,434	—	—	—
Soybeans	59,594	—	—	—
Wheat	93,621	—	—	—
Oats	40,582	—	—	—
Ethanol	—	211,352	—	—
Corn oil	—	—	8,809	—
Other	23,875	2,532	—	3,179
Subtotal	866,106	213,884	8,809	3,179
Exchange traded:
Corn	317,405	—	—	—
Soybeans	52,762	—	—	—
Wheat	55,150	—	—
Oats	1,045	—	—	—
Ethanol	—	82,988	—	—
Propane	—	13,230	—	—
Other	—	35	—	180
Subtotal	426,362	96,253	—	180
Total	1,292,468	310,137	8,809	3,359

	December 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	250,408	—	—	—
Soybeans	22,463	—	—	—
Wheat	14,017	—	—	—
Oats	26,230	—	—	—
Ethanol	—	244,863	—	—
Corn oil	—	—	2,920	—
Other	494	2,000	—	66
Subtotal	313,612	246,863	2,920	66
Exchange traded:
Corn	130,585	—	—	—
Soybeans	26,985	—	—	—
Wheat	33,760	—	—	—
Oats	1,475	—	—	—
Ethanol	—	77,112	—	—
Subtotal	192,805	77,112	—	—
Total	506,417	323,975	2,920	66

	June 30, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	272,979	—	—	—
Soybeans	49,208	—	—	—
Wheat	11,163	—	—	—
Oats	36,612	—	—	—
Ethanol	—	332,761		—
Corn oil	—	—	6,158	—
Other	82	1,500		77
Subtotal	370,044	334,261	6,158	77
Exchange traded:
Corn	133,730	—	—	—
Soybeans	45,775	—	—	—
Wheat	48,105	—	—	—
Oats	1,190	—	—	—
Ethanol	—	140,364	—	—
Subtotal	228,800	140,364	—	—
Total	598,844	474,625	6,158	77

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
At June 30, 2019, December 31, 2018 and June 30, 2018, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(10,750)	$(353)	$(37)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	$(22)	$(1,122)	$(1,109)
Derivatives designated as hedging instruments
Interest rate contract included in Accrued expenses and other current liabilities	$—	$—	$(88)
Interest rate contract included in Other assets (Other long-term liabilities)	$(10,587)	$(168)	$155

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$(1,065)	$351	$(2,055)	$1,141
Foreign currency derivative gains (losses) included in Other income, net	$(366)	$(413)	$(1,833)	$(1,535)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other Comprehensive Income (Loss)	$(7,926)	$67	$(12,917)	$67
Interest rate derivatives gains (losses) included in Interest income (expense)	$—	$—	$165	$—

Outstanding interest rate derivatives, as of June 30, 2019, are as follows:

Interest Rate Hedging Instrument		Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap		2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar		2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	*	2016	2019	$50.0	Interest rate component of debt - not accounted for as a hedge	1.2%
Swap	*	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	*	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	*	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap		2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap		2019	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
* Acquired on 1/1/2019 in conjunction with the acquisition of LTG.

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest cost	$29	$32	$58	$65
Recognized net actuarial loss	58	61	116	122
Benefit cost	$87	$93	$174	$187

	Postretirement Benefits
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$64	$75	$138	$162
Interest cost	221	190	427	377
Amortization of prior service cost	(228)	(228)	(456)	(456)
Benefit cost	$57	$37	$109	$83

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues under ASC 606	$494,266	$356,883	$809,438	$550,533
Revenues under ASC 842	31,836	26,228	60,704	52,257
Revenues under ASC 815	1,798,939	528,291	3,431,691	944,351
Total Revenues	$2,325,041	$911,402	$4,301,833	$1,547,141

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and six months ended June 30, 2019 and 2018, respectively:

	Three months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$31,870	$—	$87,665	$—	$119,535
Primary nutrients	22,364	—	174,907	—	197,271
Services	7,745	3,547	1,696	9,278	22,266
Products and co-products	55,943	32,047	—	—	87,990
Frac sand and propane	56,767	—	—	—	56,767
Other	2,537	35	6,309	1,556	10,437
Total	$177,226	$35,629	$270,577	$10,834	$494,266

	Three months ended June 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$94,281	$—	$94,281
Primary nutrients	—	—	200,288	—	200,288
Service	3,381	2,760	2,412	9,308	17,861
Co-products	—	32,462	—	—	32,462
Other	292	—	6,124	5,575	11,991
Total	$3,673	$35,222	$303,105	$14,883	$356,883

	Six months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$35,808	$—	$156,065	$—	$191,873
Primary nutrients	22,791	—	227,996	—	250,787
Service	8,570	6,983	1,858	19,225	36,636
Co-products	118,701	53,517	—	—	172,218
Frac sand and propane	137,230	—	—	—	137,230
Other	3,697	35	13,183	3,779	20,694
Total	$326,797	$60,535	$399,102	$23,004	$809,438

	Six months ended June 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$169,359	$—	$169,359
Primary nutrients	—	—	253,507	—	253,507
Service	7,799	5,305	2,621	17,425	33,150
Co-products	—	59,108	—	—	59,108
Other	502	—	13,235	21,672	35,409
Total	$8,301	$64,413	$438,722	$39,097	$550,533

Approximately 4% and 5% of revenues accounted for under ASC 606 during each of the three and months ended June 30, 2019 and 2018, are recorded over time which primarily relates to service revenues noted above. Additionally, during the six months ended June 30, 2019 and 2018, approximately 4% and 6% of revenues were accounted for under ASC 606, respectively.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2019	2018
Balance at January 1,	$28,858	$25,520
Balance at March 31,	146,824	67,715
Balance at June 30,	48,225	10,047

Exclusive of acquisition related impacts, the residual difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The contract liabilities have two main drivers, including Trade prepayments by counter parties and payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. The primary and specialty business records contract liabilities for payments received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built up in the first quarter of the year. In the second quarter, the decrease in liabilities is due to the revenue recognized in the current period relating to the liability built up in the first quarter.

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

For the three months ended June 30, 2019, the Company recorded income tax expense of $11.0 million at an effective income tax rate of 27.2%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and income taxes on foreign earnings. The effective tax rate for the three-month period ended June 30, 2019 also includes tax benefits from foreign and general business tax credits. The increase in effective tax rate for the three months ended June 30, 2019 as compared to the same period last year was primarily attributed to the impacts of nondeductible compensation and noncontrolling interest, partially offset by benefits from income taxes on foreign earnings. For the three months ended June 30, 2018, the Company recorded an income tax expense of $7.7 million at an effective income tax rate of 26.6%.

For the six months ended June 30, 2019, the Company recorded income tax expense of $5.6 million at an effective income tax rate of 26.7%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and income taxes on foreign earnings. The effective tax rate for the six-month period ended June 30, 2019 also includes tax benefits from foreign and general business tax credits. The decrease in effective tax rate for the six months ended June 30, 2019 as compared to the same period last year was primarily attributed to income taxes on foreign earnings and discrete activity in the prior period for a statutory merger that did not recur in the current period. For the six months ended June 30, 2018, the Company recorded an income tax expense of $7.4 million at an effective income tax rate of 27.7%.

9. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2019					Six months ended June 30, 2019
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(3,748)	$1,059	$258	$4,905	$2,474	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive loss before reclassifications	(5,952)	(2,035)	—	(557)	$(8,544)	(9,710)	(1,092)	—	(512)	(11,314)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	—	—	—	(171)	$(171)	136	11,666	—	(342)	11,460
Net current-period other comprehensive income (loss)	(5,952)	(2,035)	—	(728)	(8,715)	(9,574)	10,574	—	(854)	146
Ending balance	$(9,700)	$(976)	$258	$4,177	$(6,241)	$(9,700)	$(976)	$258	$4,177	$(6,241)
(a) All amounts are net of tax. Amounts in parentheses indicate debits
(b) Reflects foreign currency translation adjustments attributable to the consolidation of Thompsons Limited as summarized in Note 17.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2018					Six months ended June 30, 2018
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$—	$(8,866)	$257	$4,621	$(3,988)	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	51	(1,123)	—	(119)	(1,191)	51	(2,273)	(87)	(2)	(2,311)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	(168)	(168)	—	—	—	(336)	(336)
Net current-period other comprehensive income (loss)	51	(1,123)	—	(287)	(1,359)	51	(2,273)	(87)	(338)	(2,647)
Ending balance	$51	$(9,989)	$257	$4,334	$(5,347)	$51	$(9,989)	$257	$4,334	$(5,347)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2019		Six months ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(456)	(b)
	(228)	Total before tax	(456)	Total before tax
	57	Income tax provision	114	Income tax provision
	$(171)	Net of tax	$(342)	Net of tax

Cash Flow Hedges
Interest payments	—	Interest expense	$182	Interest expense
	—	Total before tax	182	Total before tax
	—	Income tax provision	(46)	Income tax provision
	$—	Net of tax	$136	Net of tax

Foreign Currency Translation Adjustment
Realized loss on pre-existing investment	—	Other income, net	$11,666	Other income, net
	—	Total before tax	$11,666	Total before tax
	—	Income tax provision	$—	Income tax provision
	$—	Net of tax	$11,666	Net of tax

Total reclassifications for the period	$(171)	Net of tax	$11,460	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2018		Six months ended June 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(456)	(b)
	(228)	Total before tax	(456)	Total before tax
	60	Income tax provision	120	Income tax provision
	$(168)	Net of tax	$(336)	Net of tax

Total reclassifications for the period	$(168)	Net of tax	$(336)	Net of tax
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

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income attributable to The Andersons, Inc.	$29,888	$21,529	$15,895	$19,829
Less: Distributed and undistributed earnings allocated to nonvested restricted stock	—	—	—	—
Earnings available to common shareholders	$29,888	$21,529	$15,895	$19,829
Earnings per share – basic:
Weighted average shares outstanding – basic	32,521	28,261	32,511	28,249
Earnings per common share – basic	$0.92	$0.76	$0.49	$0.70
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,521	28,261	32,511	28,249
Effect of dilutive awards	212	128	560	187
Weighted average shares outstanding – diluted	32,733	28,389	33,071	28,436
Earnings per common share – diluted	$0.91	$0.76	$0.48	$0.70

All outstanding share awards were 33 thousand and 61 thousand antidilutive for the three and six months ended June 30, 2019, respectively. There were 28 thousand and 25 thousand antidilutive stock-based awards outstanding for the three and six months ended June 30, 2018, respectively.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019, December 31, 2018 and June 30, 2018:

(in thousands)	June 30, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$103,350	$62,473	$—	$165,823
Provisionally priced contracts (b)	(1,064)	(38,215)	—	(39,279)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	5,284	(10,750)	—	(5,466)
Total	$107,570	$13,508	$8,404	$129,482

(in thousands)	December 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$37,229	$(18,864)	$—	$18,365
Provisionally priced contracts (b)	(76,175)	(58,566)	—	(134,741)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,186	(353)	—	4,833
Total	$(33,760)	$(77,783)	$7,154	$(104,389)

(in thousands)	June 30, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$15,356	$(48,451)	$—	$(33,095)
Provisionally priced contracts (b)	(37,787)	(24,511)	—	(62,298)
Convertible preferred securities (c)	—	—	7,488	7,488
Other assets and liabilities (d)	4,136	(37)	—	4,099
Total	$(18,295)	$(72,999)	$7,488	$(83,806)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2019	2018
Assets (liabilities) at January 1,	$7,154	$7,388
Additional Investments	250	—
Assets (liabilities) at March 31,	$7,404	$7,388
Additional investments	1,000	100
Asset (liabilities) at June 30,	$8,404	$7,488

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2019, December 31, 2018 and June 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A
Real Property (b)	2,719	Market Approach	N/A	N/A

(in thousands)	Fair Value as of December 31, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of June 30, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,488	Implied based on market prices	N/A	N/A
Real property (b)	1,300	Sale agreement	N/A	N/A
Rail car assets (c)	4,063	National scrap index less cost to sell	N/A	N/A

(a) The Company considers observable price changes and other additional market data available in order to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.
(b) The Company recognized impairment charges on certain assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined using prior transactions in the local market and a pending sale of grain assets held by the Company.
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

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Fair value of long-term debt, including current maturities	$1,078,185	$517,998	$444,821
Fair value in excess of carrying value (a)	4,495	5,813	(8,063)

(a) Carrying value used for this purpose excludes unamortized debt issuance costs.
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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
The Andersons Albion Ethanol LLC	$50,760	$50,382	$47,474
The Andersons Clymers Ethanol LLC	25,260	24,242	21,214
The Andersons Marathon Ethanol LLC	16,294	14,841	14,344
Lansing Trade Group, LLC (a)	—	101,715	97,476
Thompsons Limited (a)	—	48,987	49,251
Providence Grain Group Inc.	17,161	—	—
Other	11,454	2,159	2,400
Total	$120,929	$242,326	$232,159

 (a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the Company purchased the remaining equity of LTG. The transaction results in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company had equally owned.
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	% Ownership at June 30, 2019	2019	2018	2019	2018
The Andersons Albion Ethanol LLC	55%	$120	$1,329	$379	$2,450
The Andersons Clymers Ethanol LLC	39%	694	1,236	1,276	1,745
The Andersons Marathon Ethanol LLC	33%	644	1,728	1,453	1,684
Lansing Trade Group, LLC (a)	100% (a)	—	3,591	—	6,175
Thompsons Limited (a)	100% (a)	—	1,980	—	1,311
Providence Grain Group Inc.	39%	(1,719)	—	(1,844)	—
Other	5% - 51%	104	(61)	98	11
Total		$(157)	$9,803	$1,362	$13,376

(a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the company purchased the remaining equity of LTG. The transaction results in the consolidation of Thompsons Limited and related entities, which LTG and the Company had equally owned.

The Company received $0.3 million from unconsolidated affiliates for the six months ended June 30, 2019 and received $2.1 million for the six months ended June 30, 2018.
In the second quarter of 2019, the Company did not have significant equity investees. In the second quarter of 2018, Lansing Trade Group qualified as significant equity investee of the Company under the income test. In January of 2019, the Company acquired the remaining equity of LTG and is now reflected in the consolidated results of the Company.

Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT, LLC.  The Company owns 51% of ELEMENT, LLC and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC is constructing a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, LLC, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT, LLC have been included in the Company's consolidated results of operations beginning on March 2, 2018 and are a component of the Ethanol segment. The plant is expected to be operational in the third quarter of 2019.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Sales revenues	$57,854	$107,686	$119,022	$196,580
Service fee revenues (a)	4,052	5,191	8,163	10,308
Purchases of product and capital assets	176,442	197,444	345,671	378,968
Lease income (b)	1,645	1,624	3,309	3,206
Labor and benefits reimbursement (c)	3,602	3,601	7,460	7,168

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs.

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Accounts receivable (d)	$19,515	$17,829	$27,030
Accounts payable (e)	24,700	28,432	39,620

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended June 30, 2019 and 2018, revenues recognized for the sale of ethanol and co-products that the Company purchased from the unconsolidated ethanol LLCs were $154.2 million and $172.3 million, respectively. For the six months ended June 30, 2019 and 2018, revenues recognized for the sale of ethanol and co-products that the Company purchased from the unconsolidated ethanol LLCs were $298.2 million and $318.5 million, respectively.

The Company may enter into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, for the purchase and sale of grain or ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of June 30, 2019, December 31, 2018 and June 30, 2018 was $0.2 million, $1.9 million and $8.1 million, respectively. The fair value of derivative contract liabilities with related parties as of June 30, 2019, December 31, 2018 and June 30, 2018 was $2.1 million, $6.3 million and $3.9 million, respectively.

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

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. Inter-segment sales are made at prices comparable to normal, unaffiliated customer sales. The Company does not have any customers who represent 10 percent or more of total revenue.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenues from external customers
Trade	$1,766,305	$365,920	$3,364,326	$642,772
Ethanol	245,143	200,938	453,974	373,776
Plant Nutrient	270,577	303,106	399,102	438,723
Rail	43,016	41,438	84,431	91,870
Total	$2,325,041	$911,402	$4,301,833	$1,547,141

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Inter-segment sales
Trade	$631	$462	$812	$993
Plant Nutrient	1,274	—	1,294	—
Rail	771	338	2,046	671
Total	$2,676	$800	$4,152	$1,664

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Income (loss) before income taxes, net of noncontrolling interest
Trade	$23,731	$9,877	$6,268	$9,847
Ethanol	2,649	6,125	5,221	7,964
Plant Nutrient	15,903	15,124	11,974	16,215
Rail	3,180	944	7,492	4,913
Other	(4,578)	(2,799)	(9,505)	(11,678)
Income (loss) before income taxes, net of noncontrolling interest	40,885	29,271	21,450	27,261
Noncontrolling interests	(477)	(116)	(632)	(398)
Income (loss) before income taxes	$40,408	$29,155	$20,818	$26,863

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Identifiable assets
Trade	$2,057,305	$978,974	$820,016
Ethanol	361,522	295,971	248,560
Plant Nutrient	381,924	403,780	356,166
Rail	657,617	590,407	535,087
Other	113,491	122,871	157,959
Total	$3,571,859	$2,392,003	$2,117,788

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

The following table summarizes the amounts recognized in the Company's Condensed Consolidated Balance Sheet related to leases:

(in thousands)	Condensed Consolidated Balance Sheet Classification	June 30, 2019
Assets
Operating lease assets	Right of use assets, net	$74,073
Finance lease assets	Property, plant and equipment, net	24,099
Finance lease assets	Rail Group assets leased to others, net	2,047
Total leased assets		$100,219

Liabilities
Current operating leases	Accrued expenses and other current liabilities	25,672
Non-current operating leases	Long-term lease liabilities	48,401
Total operating lease liabilities		$74,073

Current finance leases	Current maturities of long-term debt	16,990
Non-current finance leases	Long-term debt	21,940
Total finance lease liabilities		$38,930
Total lease liabilities		$113,003

The components of lease cost recognized within the Company's Condensed Consolidated Statement of Operations were as follows:

(in thousands)	Condensed Consolidated Statement of Operations Classification	June 30, 2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$13,120
Operating lease cost	Operating, administrative and general expenses	6,834
Finance lease cost
Amortization of right-of-use assets	Operating, administrative and general expenses	1,912
Interest expense on lease liabilities	Interest expense	543
Other lease cost (1)	Operating, administrative and general expenses	199
Other lease cost (1)	Interest expense	24
Total lease cost		$22,632

(1)	Other lease cost includes short-term lease costs and variable lease costs

The Company often has the option to renew lease terms for buildings and other assets. The exercise of a lease renewal option is generally at the sole discretion of the Company. In addition, certain lease agreements may be terminated prior to their original expiration date at the discretion of the Company. Each renewal and termination option is evaluated at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of June 30, 2019.

Weighted Average Remaining Lease Term
Operating leases	4.3 years
Finance leases	7.1 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure the Company's lease liabilities as of June 30, 2019.

Weighted Average Discount Rate
Operating leases	4.16%
Finance leases	3.74%

Supplemental Cash Flow Information Related to Leases

(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,345
Operating cash flows from finance leases	$304
Financing cash flows from finance leases	$775
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,992
Finance leases	$15,920

Maturity Analysis of Leases Liabilities

	As of June 30, 2019
(in thousands)	Operating Leases	Finance Leases	Total
2019 (excluding the six months ended June 30, 2019)	$15,849	$3,672	$19,521
2020	22,069	15,288	37,357
2021	15,898	2,162	18,060
2022	10,550	2,169	12,719
2023	6,193	2,170	8,363
Thereafter	10,613	18,331	28,944
Total lease payments	$81,172	$43,792	$124,964
Less interest	7,099	4,862	11,961
Total	$74,073	$38,930	$113,003

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

Commitments

The Company continues its construction of a new bio-refinery facility, which is expected to be completed in 2019. Portions of the project are covered by design and build contracts, with approximately $13 million of the remaining obligation not yet incurred, of which $0.9 million has been prepaid, as of June 30, 2019.

16. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Interest paid	$30,287	$16,982
Noncash investing and financing activity
Equity issued in conjunction with acquisition	127,841	—
Removal of pre-existing equity method investment	(159,459)	—
Purchase price holdback/ other accrued liabilities	31,885	—
Dividends declared not yet paid	5,530	4,663
Debt resulting from accounting standard adoption	—	36,953
Railcar assets and liabilities resulting from accounting standard adoption	—	25,643
Capital projects incurred but not yet paid	15,317	10,744

17. Business Acquisition

Effective January 1, 2019, the Company completed its acquisition of the remaining 67.5% equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities as they were jointly owned by the Company and LTG in equal portions.
Total consideration paid by the Company to complete the acquisition of LTG was $328.9 million. The Company paid $169.2 million in cash, which includes preliminary working capital adjustments of $31.9 million, and issued 4.4 million unregistered shares valued at $127.8 million based upon the stock price of the Company.
The purchase price allocation is preliminary, pending completion of the full valuation report and a final working capital adjustment to be agreed upon between the Company and the sellers. A summarized preliminary purchase price allocation is as follows:

(in thousands)
Cash consideration paid	$169,218
Equity consideration	127,841
Purchase price holdback/ other accrued liabilities	31,885
Total purchase price consideration	$328,944

The preliminary purchase price allocation at January 1, 2019, is as follows:

(in thousands)
Cash and cash equivalents	$21,525
Accounts receivable	320,467
Inventories	456,963
Commodity derivative assets - current	82,595
Other current assets	27,474
Commodity derivative assets - noncurrent	13,576
Goodwill	129,848
Other intangible assets	106,600
Right of use asset	37,894
Equity method investments	28,728
Other assets, net	5,582
Property, plant and equipment, net	171,820
$1,403,072

Short-term debt	218,901
Trade and other payables	303,321
Commodity derivative liabilities - current	29,024
Customer prepayments and deferred revenue	99,530
Accrued expense and other current liabilities	64,512
Other long-term liabilities, including commodity derivative liabilities - noncurrent	3,175
Long-term lease liabilities	21,193
Long-term debt, including current maturities	161,688
Deferred income taxes	14,403
$915,747
Fair value of acquired assets and assumed liabilities	$487,325

Removal of preexisting ownership interest, including associated cumulative translation adjustment	(159,459)
Pretax loss on derecognition of preexisting ownership interest	1,078
Total purchase price consideration	$328,944

The goodwill recognized as a result of the LTG acquisition is $129.9 million and is allocated to the Trade Group segment. A portion of the goodwill is expected to be deductible for tax purposes. The goodwill recognized is primarily attributable to the addition of an assembled workforce and complementary assets with greater scale that significantly expands the Company's reach in the agricultural marketplace. Due to refinements in the valuation and finalization of certain replacement equity award during the second quarter, goodwill increased approximately $7.5 million and other intangible assets decreased $9.6 million as well as various working capital adjustments. The Company also finalized the determination of the preacquisition fair value of its preexisitng ownership interests, which resulted in a revision of the previously recorded pretax loss by $2.4 million.
Details of the intangible assets acquired are as follows:

(in thousands)		Estimated useful life
Customer relationships	$86,300	10 years
Noncompete agreements	20,300	3 years
	$106,600	8 years	*

*weighted average number of years

Pro Forma Financial Information
The summary pro forma financial information for the periods presented below gives effect to the LTG acquisition as if it had occurred at January 1, 2018.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales	$2,359,077	$2,333,598	$4,335,869	$4,261,910
Net income	29,985	42,506	19,232	32,110

Pro forma net loss was also adjusted to account for the tax effects of the pro forma adjustments noted above using a statutory tax rate of 25%. The amount of LTG’s and Thompsons’ revenue and earnings included in the Company’s consolidated statement of operations for the period ended June 30, 2019 are not practicable to determine given the level of integration of LTG and Thompsons into the Company’s operations effective January 1, 2019.

18. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2019 are as follows:

(in thousands)	Trade	Plant Nutrient	Rail	Total
Balance as of January 1, 2019	$1,171	$686	$4,167	$6,024
Acquisitions	129,848	—	—	129,848
Balance as of June 30, 2019	$131,019	$686	$4,167	$135,872

Acquisitions represent the LTG acquisition's preliminary goodwill allocation.

19. Exit Costs and Assets Held for Sale

The Company classified $9.8 million of Property, plant and equipment as Assets held for sale on the Condensed Consolidated Balance Sheet at June 30, 2018. This includes $4.2 million of Retail store assets, $4.1 million of Rail Group assets, and $1.3 million of former Grain Group assets relating to Como, Tennessee operations, and $0.2 million relating to administrative offices at an outlying location in the Plant Nutrient Group.

20. Subsequent Events

Subsequent to the end of the second quarter, the Company reached an agreement to sell the agronomy assets of Thompsons Limited, a wholly owned subsidiary in Ontario, Canada, to Sylvite Holdings Inc. of Burlington, Ontario. The sale is expected to close in September 2019. The Andersons will continue to own and operate Thompsons’ grain storage and food processing facilities in Ontario.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2018 Form 10-K, have not materially changed through the second quarter of 2019, other than as a result of adopting the new lease accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 14.

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is generally based on the nature of products and services offered. In January, the Company completed the acquisition of 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The Company is continuing to evaluate its segment reporting structure as a result of the acquisition. The presentation here includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group. The acquired ethanol trading business is included within the Ethanol Group. As a result of the LTG acquisition, the Company also moved certain commission income and an elevator lease from the legacy Grain Group to the Ethanol Group to better align business segments. Prior year results have been recast to reflect this change.

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

Further, we have considered the potential impact that the Company’s total shareholders’ equity exceeded the Company’s market capitalization value at various points during the quarter for impairment indicators. While we ultimately concluded that the book value in excess of market capitalization is a short-term anomaly and that no impairment triggering event has occurred, the assessment performed for goodwill may be influenced by these market conditions and affect the calculated fair value of the reporting unit at the annual October 1 assessment date. A goodwill impairment charge might result if recent weaknesses in our business units prove to be long-term in nature and affect our forecast for future years. Total goodwill across the Company is $135.9 million.

Trade Group

The Trade Group’s results in the second quarter reflect improved market conditions from strong corn and wheat basis appreciation and capitalizing on better merchandising opportunities due to increased market volatility.

Agricultural inventories on hand at June 30, 2019 were 96.1 million bushels, of which 1.3 million bushels were stored for others. These amounts compare to 80.9 million bushels on hand at June 30, 2018, of which 0.1 million bushels were stored for others. Total Trade storage capacity, including temporary pile storage, was approximately 216 million bushels at June 30, 2019 compared to 145 million bushels at June 30, 2018. This increase in capacity was a result of the LTG acquisition.

The Trade Group will seek to capitalize on continued market volatility, but expects headwinds in the second half of the year from the unpredictability of the crop production in the Eastern Corn Belt due to the extreme weather during the first half of the year.

Ethanol Group

The Ethanol Group's second quarter results remained profitable despite an extremely weak margin environment. The construction of the Ethanol Group's new bio-refinery facility continues and the project is on target to be operational in the third quarter of 2019. The Ethanol Group expects the margin headwinds to continue into the second half of the year due to rising corn basis levels.

Ethanol and related co-products volumes for three and six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Ethanol (gallons shipped)	130,297	117,061	261,325	220,136
E-85 (gallons shipped)	13,959	16,577	22,892	31,479
Corn Oil (pounds shipped)	4,821	5,567	9,754	10,374
DDG (tons shipped) *	36	42	73	81
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes reflected in the Company's revenues. Total ethanol, corn oil and DDG production by the unconsolidated LLCs is higher. However, the portion of that volume that is sold directly to its customers is excluded here. The increase in ethanol gallons shipped is a result of the LTG acquisition.

Plant Nutrient Group

The Plant Nutrient Group's second quarter results reflect improved primary and specialty nutrient margins and depressed volumes due to unprecedented wet weather in much of its core footprint. The Group is optimistic margins will remain strong for the second half of the year despite the lawn business expecting to continue to face headwinds.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 487 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at June 30, 2019, compared to approximately 484 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at June 30, 2018.

Tons of product sold for three and six months ended June 30, 2019 and 2018 were as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Primary nutrients	589	657	767	859
Specialty nutrients	207	247	372	433
Other	13	13	29	29
Total tons	809	917	1,168	1,321

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micronutrients for wholesale and farm center businesses, as well as the lawn business. Other tons include those from the cob business.

Rail Group

The Rail Group results improved due to stronger utilization rates from more cars on lease and an impairment charge in the prior year. These increases were partially offset by a decrease in income from car sales and other services. Average utilization rates increased from 89.5 percent in the second quarter of 2018 to 94.6 percent in the second quarter of 2019. A portion of this increase, however, is attributable to the railcar scrap program which occurred in the second quarter of 2018. Additionally, the Company focused on putting idle cars in service and growing the fleet with strategic purchases. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2019 were 23,966 compared to 23,059 at June 30, 2018.

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

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 13, Segment Information.

Comparison of the three months ended June 30, 2019 with the three months ended June 30, 2018:

	Three months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,766,305	$245,143	$270,577	$43,016	$—	$2,325,041
Cost of sales and merchandising revenues	1,663,459	240,831	231,779	28,244	—	2,164,313
Gross profit	102,846	4,312	38,798	14,772	—	160,728
Operating, administrative and general expenses	67,995	4,697	21,079	7,740	5,407	106,918
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income)	10,243	(906)	2,386	4,181	(177)	15,727
Equity in earnings (losses) of affiliates, net	(1,614)	1,457	—	—	—	(157)
Other income (expense), net	3,818	194	570	329	652	5,563
Income (loss) before income taxes	23,731	2,172	15,903	3,180	(4,578)	40,408
Income (loss) attributable to the noncontrolling interests	—	(477)	—	—	—	(477)
Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$23,731	$2,649	$15,903	$3,180	$(4,578)	$40,885

	Three months ended June 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$365,100	$201,758	$303,106	$41,438	$—	$911,402
Cost of sales and merchandising revenues	331,213	195,896	265,939	27,880	—	820,928
Gross profit	33,887	5,862	37,167	13,558	—	90,474
Operating, administrative and general expenses	26,444	2,770	21,024	5,863	3,752	59,853
Asset impairment	1,564	—	—	4,708	—	6,272
Interest expense (income)	3,930	(270)	1,641	2,718	(194)	7,825
Equity in earnings (losses) of affiliates, net	5,510	4,293	—	—	—	9,803
Other income (expense), net	1,248	(476)	622	675	759	2,828
Income (loss) before income taxes	8,707	7,179	15,124	944	(2,799)	29,155
Income (loss) attributable to the noncontrolling interests	—	(116)	—	—	—	(116)
Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$8,707	$7,295	$15,124	$944	$(2,799)	$29,271

Trade Group

Operating results for the Trade Group increased by $15.0 million compared to the results of the same period last year. Sales and merchandising revenues increased by $1,401.2 million and cost of sales and merchandising revenues increased $1,332.2 million for favorable net gross profit impact of $69.0 million. Substantially all of the gross profit increase was a direct result of acquiring LTG and Thompsons, however, the Company also realized significant basis appreciation on its corn and wheat positions.

Operating, administrative and general expenses increased by $41.6 million. The acquisition of the remaining equity in LTG and Thompsons accounted for $39.4 million of this increase. Included in the increased expenses are several acquisition related items, such as, $1.3 million of stock-based compensation expense, $0.4 million of incremental depreciation and amortization expenses and $0.4 million of other transaction-related costs.

Interest expense increased $6.3 million due to the increased debt levels resulting from the acquisition and rising interest rates.

Equity in earnings of affiliates decreased by $7.1 million as LTG and Thompsons are now consolidated entities.

Other income, net includes a $2.4 million adjustment to the previously recorded $3.5 million loss on pre-existing investments in LTG and Thompsons, pursuant to the accounting rules that govern step acquisitions, as the Company finalized its valuation of the pre-acquisition fair value of these investments during the quarter as a part of the preliminary purchase price accounting.

Ethanol Group

Operating results for the Ethanol Group declined $4.6 million from the same period last year. Sales and merchandising revenues increased $43.4 million and cost of sales and merchandising revenues increased $44.9 million compared to 2018 results were primarily attributable to the LTG acquisition. Gross profit decreased by $1.6 million compared to 2018 results due to a compressed industry margin environment.

Operating, administrative and general expenses increased $1.9 million primarily due to an increase in labor and benefits, most of which was from the addition of the acquired ethanol trading team.

Interest expense decreased $0.6 million due to the capitalization of interest related to the construction of the ELEMENT plant.

Plant Nutrient Group

Operating results for the Plant Nutrient Group increased by $0.8 million compared to the same period in the prior year. Sales and merchandising revenues decreased $32.5 million. This was driven by a significant decrease in primary and specialty ton volumes. These decreases are due to unfavorable weather conditions when compared to the prior year. Cost of sales and merchandising revenues decreased by $34.2 million due to the decrease in sales volumes, improved cost containment, operational efficiency and product mix. While volumes decreased, margins improved from the prior year and led to an increased gross profit of $1.6 million.

Interest expense increased $0.7 million from carrying higher levels of inventories due to the wet weather that delayed and reduced planting.

Rail Group

Operating results increased $2.2 million from the same period last year while sales and merchandising revenues increased $1.6 million. This increase was driven by a $2.1 million increase in leasing revenues from more cars on lease. This increase was partially offset from decreased car sale revenues of $0.5 million as the Company sold more cars in the second quarter of 2018. Cost of sales and merchandising increased $0.4 million compared to the prior year due to higher depreciation expense. As a result, gross profit increased $1.2 million compared to last year.

Operating, administrative and general expenses increased $1.9 million driven by increased costs related to opening and closing repair shops and increased labor and workers’ compensation expenses. The prior period results also include an impairment charge on idle fleet assets

Interest expense increased $1.5 million due to higher debt balances and rising interest rates.

Other

Operating, administrative and general expenses increased $1.7 million due to favorable benefit costs in the prior year.

Income Taxes

For the three months ended June 30, 2019, the Company recorded income tax expense of $11.0 million at an effective rate of 27.2%. In 2018, the Company recorded an income tax expense of $7.7 million at an effective tax rate of 26.6%. The increase in effective tax rate for the three months ended June 30, 2019 as compared to the same period last year was primarily attributed to the impacts of nondeductible compensation and noncontrolling interest, partially offset by benefits from income taxes on foreign earnings.

Comparison of the six months ended June 30, 2019 with the six months ended June 30, 2018:

	Six months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$3,364,326	$453,974	$399,102	$84,431	$—	$4,301,833
Cost of sales and merchandising revenues	3,192,491	445,854	339,370	53,726	—	4,031,441
Gross profit	171,835	8,120	59,732	30,705	—	270,392
Operating, administrative and general expenses	140,411	8,646	44,248	15,891	11,071	220,267
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income)	21,158	(1,730)	4,647	7,860	(298)	31,637
Equity in earnings (losses) of affiliates, net	(1,745)	3,107	—	—	—	1,362
Other income (expense), net	828	278	1,137	538	1,268	4,049
Income (loss) before income taxes	6,268	4,589	11,974	7,492	(9,505)	20,818
Income (loss) attributable to the noncontrolling interests	—	(632)	—	—	—	(632)
Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$6,268	$5,221	$11,974	$7,492	$(9,505)	$21,450

	Six months ended June 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$641,126	$375,422	$438,723	$91,870	$—	$1,547,141
Cost of sales and merchandising revenues	582,015	365,868	379,319	65,760	—	1,392,962
Gross profit	59,111	9,554	59,404	26,110	—	154,179
Operating, administrative and general expenses	52,265	5,932	41,381	12,094	12,438	124,110
Asset impairment	1,564	—	—	4,708	—	6,272
Interest expense (income)	6,892	(314)	3,082	5,086	78	14,824
Equity in earnings (losses) of affiliates, net	7,497	5,879	—	—	—	13,376
Other income (expense), net	1,573	138	1,274	691	838	4,514
Income (loss) before income taxes	7,460	9,953	16,215	4,913	(11,678)	26,863
Income (loss) attributable to the noncontrolling interests	—	(398)	—	—	—	(398)
Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$7,460	$10,351	$16,215	$4,913	$(11,678)	$27,261

Trade Group

Operating results for the Trade Group decreased by $1.2 million compared to the results of the same period last year. Sales and merchandising revenues increased $2,723.2 million and cost of sales and merchandising revenues increased $2,610.5 million for an increase in net gross profit of $112.7 million. The gross profit increase was a direct result of acquiring LTG and Thompsons.

Operating, administrative and general expenses increased $88.1 million. The acquisition of the remaining equity in LTG and Thompsons accounted for $80.4 million of this increase. Included in the increased expenses are several purchase accounting related items, such as, $4.8 million of stock-based compensation expense, $4.8 million of incremental depreciation and amortization expense and $1.2 million of other transaction-related costs.

Interest expense increased $14.3 million primarily due to the acquisition and rising interest rates. The Company also wrote off $0.6 million in deferred financing fees as part of its new credit facility.

Equity in earnings of affiliates decreased by $9.2 million because LTG and Thompsons are now consolidated entities.

Other income, net includes a $1.1 million loss on the pre-acquisition fair value of our LTG and Thompsons investments compared to our previous carrying values. The loss was driven by prior periods' foreign currency translation losses related to Thompsons, previously recorded in Other Comprehensive Income, that were recognized in earnings upon the consolidation of Thompsons.

Ethanol Group

Operating results for the Ethanol Group decreased $5.1 million from the same period last year. Sales and merchandising revenues increased $78.6 million and cost of sales and merchandising revenues increased $80.0 million compared to 2018 results. The incremental sales and corresponding cost of sales are attributable to the LTG acquisition. Lower average sales prices from an oversupply of ethanol in the market resulted in decreased gross profit of $1.4 million.

Operating, administrative and general expenses increased $2.7 million primarily due to an increase in labor and benefits, most of which was from the addition of the acquired ethanol trading team.

Interest expense decreased $1.4 million due to the capitalization of interest related to the construction of the ELEMENT plant.

Plant Nutrient Group

Operating results for the Plant Nutrient Group decreased $4.2 million compared to the same period in the prior year. Sales and merchandising revenues decreased $39.6 million. This was driven by a significant decrease in primary and specialty ton volumes. These decreases are due to unfavorable weather conditions as well as higher volumes in the lawn business that did not recur in the current year. Cost of sales and merchandising revenues decreased by $39.9 million due to the decrease in sales. While primary nutrient volumes decreased, improved margins led to increased gross profit of $0.3 million.

Operating, administrative and general expenses increased $2.9 million primarily due an increase in rent and storage and unfavorable costs from low production volumes due to weak market conditions.

Interest expense increased $1.6 million from carrying higher levels of inventories as a result of the wet weather that delayed and reduced planting.

Rail Group

Operating results for the Rail Group increased $2.6 million from the same period in the prior year. While operating results improved sales and merchandising revenues decreased $7.4 million. This decrease in revenues was driven by a decrease of $14.3 million in car sale revenues as the Company sold more cars in 2018, partially offset by an increase of $5.1 million in leasing revenues due to higher utilization rates with more cars on lease and $1.8 million in repair and other revenues. Cost of sales and merchandising revenues decreased $12.0 million compared to the prior year due to lower car sales and improved margins in services.

Operating, administrative and general expenses increased $3.8 million driven by a $1.1 million increase in labor and benefits due to the growth of the repair business and increased costs related to opening and closing repair shops and increased labor and workers’ compensation expenses. The prior period results also include an impairment charge on idle fleet assets. As a result, gross profit increased $4.6 million compared to last year.

Interest expense increased $2.8 million due to rising interest rates and higher debt balances.

Other

Operating, administrative and general expenses decreased $1.4 million due to severance and other IT implementation costs reflected in 2018 which did not recur in 2019.

Income Taxes

For the six months ended June 30, 2019, the Company recorded income tax expense of $5.6 million at an effective rate of 26.7%. In 2018, the Company recorded an income tax expense of $7.4 million at an effective tax rate of 27.7%. The decrease in effective tax rate for the six months ended June 30, 2019 as compared to the same period last year was primarily attributed to income taxes on foreign earnings and discrete activity in the prior period for a statutory merger that did not recur in the current period.

Liquidity and Capital Resources
Working Capital
At June 30, 2019, the Company had working capital of $464.1 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2019	June 30, 2018	Variance
Current Assets:
Cash and cash equivalents	$11,087	$58,611	$(47,524)
Accounts receivable, net	712,294	218,476	493,818
Inventories	753,641	495,611	258,030
Commodity derivative assets – current	233,015	54,259	178,756
Other current assets	58,439	42,648	15,791
Assets held for sale	151	9,816	(9,665)
Total current assets	1,768,627	879,421	889,206
Current Liabilities:
Short-term debt	426,125	185,000	241,125
Trade and other payables	527,250	282,221	245,029
Customer prepayments and deferred revenue	49,761	16,103	33,658
Commodity derivative liabilities – current	69,369	85,160	(15,791)
Accrued expenses and other current liabilities	165,383	74,512	90,871
Current maturities of long-term debt	66,678	13,700	52,978
Total current liabilities	1,304,566	656,696	647,870
Working Capital	$464,061	$222,725	$241,336
June 30, 2019 current assets increased $889 million in comparison to June 30, 2018. This increase was related to the Trade Group as the current assets balance for the group increased by $914 million from the prior year due to the LTG acquisition. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $648 million compared to the prior year as the Trade Group current liabilities increased by $366 million due to the acquisition of LTG, and Corporate current liabilities increased by $277 million from the increased debt related to the acquisition detailed in Note 4, Debt.
Sources and Uses of Cash
Operating Activities
Our operating activities used cash of $84.8 million and $43.9 million in the first six months of 2019 and 2018, respectively. The increase in cash used was due to changes in working capital, as discussed above.
Investing Activities
Investing activities used cash of $271.4 million through the first six months of 2019 compared to cash used of $46.4 million in the prior year. Cash used for the acquisition of business increased $147.7 million due to the LTG acquisition.
In 2019, we expect to spend up to a total of $160 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions of railcars or non-recourse debt of approximately $135 million during the year.
In addition to the construction of the bio-refinery, total capital spending for 2019 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $180 million.

Financing Activities
Financing activities provided cash of $344.4 million and $114.1 million for the six months ended June 30, 2019 and 2018, respectively. This was largely due to an increase in proceeds from new debt issued to finance the LTG acquisition and higher seasonal working capital.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,628.4 million in borrowings. This amount includes $70 million of debt of ELEMENT LLC, $200 million of debt of The Andersons Railcar Leasing Company LLC, that is non-recourse to the Company, and $183.4 million of debt of Thompsons, that is non-recourse to the Company. Of that total, we had $1,006.1 million available for borrowing at June 30, 2019. Consistent with the higher sales volumes as a result of the acquisition borrowings have also increased.

We paid $11.0 million in dividends in the six months of 2019 compared to $9.3 million in the prior year. We paid $0.17 per common share for the dividends paid in January and April of 2019 and $0.165 per common share for the dividends paid in January and April of 2018. On May 10, 2019 we declared a cash dividend of $0.17 per common share payable on July 22, 2019 to shareholders of record on July 1, 2019.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2019. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
Because we are a significant borrower of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. However, much of this risk is mitigated by hedging instruments that are in place. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we could receive a return of cash.
We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseeable future.

Contractual Obligations

Future payments due under contractual obligations at June 30, 2019 are as follows:

	Payments Due by Period
(in thousands)	2019 (remaining six months)	2020-2021	2022-2023	After 2023	Total
Long-term debt, recourse	$44,549	$133,841	$313,459	$332,325	$824,174
Long-term debt, non-recourse	4,829	130,859	9,961	6,370	152,019
Interest obligations (a)	41,022	64,013	38,650	30,989	174,674
Operating leases (b)	30,678	34,749	12,294	8,688	86,409
Purchase commitments (c)	2,229,633	665,976	1,395	—	2,897,004
Other long-term liabilities (d)	3,317	6,711	6,804	24,695	41,527
Construction commitment (e)	39,747	—	—	—	39,747
Total contractual cash obligations	$2,393,775	$1,036,149	$382,563	$403,067	$4,215,554
(a) Future interest obligations are calculated based on interest rates in effect as of June 30, 2019 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 39% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $2,582 million for the purchase of commodities, including grain from producers and $235 million for the purchase of ethanol from the unconsolidated ethanol LLCs. There are also forward commodities sales contracts, including those for grain and ethanol, to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of 2018 Annual Report on Form 10-K for further discussion.
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

At June 30, 2019, we had standby letters of credit outstanding of $32.9 million.
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

The following table describes our Rail Group asset positions at June 30, 2019:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	289
Owned - railcar assets leased to others	On balance sheet – non-current	21,363
Railcars leased from financial intermediaries	Off balance sheet	2,101
Railcars in non-recourse arrangements	Off balance sheet	170
Total Railcars		23,923
Locomotive assets leased to others	On balance sheet – non-current	24
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		28
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		15
In addition, we manage 1,027 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended June 30, 2019.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

Management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.  As required by Rule 13a-15(d) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of any

change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
The Company acquired the remaining equity of LTG and Thompsons during the first quarter of 2019. In connection with the integration of LTG and Thompsons, the Company will implement enhancements to its internal control over financial reporting as necessary. Additionally, the Company is undertaking the phased implementation of an ERP software system. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.  There have been no other changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	704	32.32	—	—
May 2019	—	—	—	—
June 2019	—	—	—	—
Total	704	32.32	—	—
(1) During the three months ended June 30, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

Item 6. Exhibits
(a) Exhibits

No.	Description

10.1	Form of Performance Share Unit Agreement - Earnings Per Share (filed herewith).

10.2	Form of Restricted Share Award - Non-Employee Directors Agreement (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

95	Mine Safety Disclosure (filed herewith).

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 8, 2019	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By /s/ Brian A. Valentine
Brian A. Valentine
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
The Andersons, Inc.

No.	Description

10.1	Form of Performance Share Unit Agreement - Earnings Per Share (filed herewith).

10.2	Form of Restricted Share Award - Non-Employee Directors Agreement (filed herewith).

31.1	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a) (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 (filed herewith).

95	Mine Safety Disclosure (filed herewith).

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.