Form 10-Q
period 2019-09-30
Andersons, Inc.
filed 2019-11-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-20557

THE ANDERSONS, INC.
(Exact name of the registrant as specified in its charter)

Ohio		34-1562374
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

1947 Briarfield Boulevard
Maumee	Ohio	43537
(Address of principal executive offices)		(Zip Code)
(419) 893-5050
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock, $0.00 par value, $0.01 stated value	ANDE	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒
The registrant had approximately 32.6 million common shares outstanding at October 25, 2019.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	September 30, 2019	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$21,299	$22,593	$16,820
Accounts receivable, net	523,110	207,285	206,380
Inventories (Note 2)	741,086	690,804	490,331
Commodity derivative assets – current (Note 5)	120,510	51,421	76,861
Assets held for sale	573	392	29,527
Other current assets	82,197	50,703	58,374
Total current assets	1,488,775	1,023,198	878,293
Other assets:
Commodity derivative assets – noncurrent (Note 5)	1,943	480	766
Goodwill	135,872	6,024	6,024
Other intangible assets, net	181,100	99,138	100,730
Right of use assets, net	70,773	—	—
Equity method investments	117,348	242,326	240,350
Other assets, net	19,499	22,341	26,174
Total other assets	526,535	370,309	374,044
Rail Group assets leased to others, net (Note 3)	565,746	521,785	464,776
Property, plant and equipment, net (Note 3)	703,396	476,711	434,505
Total assets	$3,284,452	$2,392,003	$2,151,618

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	September 30, 2019	December 31, 2018	September 30, 2018
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$138,249	$205,000	$132,000
Trade and other payables	594,708	462,535	344,406
Customer prepayments and deferred revenue	35,274	32,533	38,242
Commodity derivative liabilities – current (Note 5)	67,606	32,647	91,403
Accrued expenses and other current liabilities	162,749	79,046	68,925
Current maturities of long-term debt (Note 4)	66,899	21,589	15,677
Total current liabilities	1,065,485	833,350	690,653
Long-term lease liabilities	47,299	—	—
Commodity derivative liabilities – noncurrent (Note 5)	1,960	889	2,548
Employee benefit plan obligations	21,311	22,542	25,356
Long-term debt, less current maturities (Note 4)	968,117	496,187	437,280
Deferred income taxes	128,003	130,087	122,523
Other long-term liabilities	40,927	32,184	30,615
Total liabilities	2,273,102	1,515,239	1,308,975
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,336 shares issued at 9/30/2019, 29,430 shares issued at 12/31/2018 and 9/30/2018)	137	96	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	335,916	224,396	222,368
Treasury shares, at cost (213, 936 and 943 shares at 9/30/2019, 12/31/2018 and 9/30/2018, respectively)	(7,582)	(35,300)	(35,039)
Accumulated other comprehensive loss	(7,620)	(6,387)	(4,364)
Retained earnings	641,607	647,517	628,676
Total shareholders’ equity of The Andersons, Inc.	962,458	830,322	811,737
Noncontrolling interests	48,892	46,442	30,906
Total equity	1,011,350	876,764	842,643
Total liabilities and equity	$3,284,452	$2,392,003	$2,151,618
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales and merchandising revenues	$1,982,755	$685,579	$6,284,588	$2,232,720
Cost of sales and merchandising revenues	1,873,614	631,715	5,905,055	2,024,677
Gross profit	109,141	53,864	379,533	208,043
Operating, administrative and general expenses	107,118	65,986	327,385	190,096
Asset impairment	—	—	3,081	6,272
Interest expense	13,975	5,176	45,613	20,000
Other income:
Equity in earnings (loss) of affiliates, net	(3,728)	7,225	(2,367)	20,601
Other income (loss), net	2,598	6,434	6,649	10,949
Income (loss) before income taxes	(13,082)	(3,639)	7,736	23,225
Income tax provision (benefit)	(7,212)	(1,764)	(1,657)	5,668
Net income (loss)	(5,870)	(1,875)	9,393	17,557
Net income (loss) attributable to the noncontrolling interests	(1,633)	223	(2,265)	(175)
Net income (loss) attributable to The Andersons, Inc.	$(4,237)	$(2,098)	$11,658	$17,732
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.13)	$(0.07)	$0.36	$0.63
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$(0.13)	$(0.07)	$0.35	$0.62
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(5,870)	$(1,875)	$9,393	$17,557
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0 for all periods)	—	—	—	(87)
Change in unrecognized actuarial loss and prior service cost (net of income tax expense (benefit) of $(43), $(38), $(337) and $(139))	(127)	(129)	(981)	(467)
Cash flow hedge activity (net of income tax of $(946), $40, $(4,121) and $56)	(2,852)	119	(12,426)	170
Foreign currency translation adjustments (net of income tax of $0 for all periods)	1,600	993	12,174	(1,280)
Other comprehensive income (loss)	(1,379)	983	(1,233)	(1,664)
Comprehensive income (loss)	(7,249)	(892)	8,160	15,893
Comprehensive income (loss) attributable to the noncontrolling interests	(1,633)	223	(2,265)	(175)
Comprehensive income (loss) attributable to The Andersons, Inc.	$(5,616)	$(1,115)	$10,425	$16,068
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$9,393	$17,557
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	98,396	67,960
Bad debt expense (recovery)	3,615	(436)
Equity in (earnings) losses of affiliates, net of dividends	2,894	(18,390)
Gains on sales of Rail Group assets and related leases	(1,515)	(5,911)
Loss (gain) on sales of assets	101	(4,181)
Stock-based compensation expense	11,637	4,898
Deferred federal income tax	(11,671)	—
Asset impairment	3,081	6,272
Other	3,637	(2,626)
Changes in operating assets and liabilities:
Accounts receivable	4,879	(20,853)
Inventories	405,620	156,375
Commodity derivatives	29,942	18,080
Other assets	18,782	127
Payables and other accrued expenses	(259,166)	(190,042)
Net cash provided by (used in) operating activities	319,625	28,830
Investing Activities
Acquisition of business, net of cash acquired	(149,622)	—
Purchases of Rail Group assets	(68,441)	(108,054)
Proceeds from sale of Rail Group assets	9,182	47,644
Purchases of property, plant and equipment and capitalized software	(125,351)	(86,694)
Proceeds from sale of assets	851	42,307
Purchase of investments	(1,490)	(11,086)
Net cash provided by (used in) investing activities	(334,871)	(115,883)
Financing Activities
Net change in short-term borrowings	(286,462)	110,000
Proceeds from issuance of long-term debt	811,698	57,000
Payments of long-term debt	(493,886)	(112,995)
Proceeds from noncontrolling interest owner	4,714	31,115
Payments of debt issuance costs	(5,649)	(1,446)
Dividends paid	(16,571)	(13,976)
Other	(1,587)	(744)
Net cash provided by (used in) financing activities	12,257	68,954
Effect of exchange rates on cash, cash equivalents and restricted cash	1,695	—
Increase (Decrease) in cash, cash equivalents and restricted cash	(1,294)	(18,099)
Cash, cash equivalents and restricted cash at beginning of period	22,593	34,919
Cash, cash equivalents and restricted cash at end of period	$21,299	$16,820
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2018	$96	$223,259	$(35,561)	$(5,347)	$635,438	$29,105	$846,990
Net income (loss)					(2,098)	223	(1,875)
Other comprehensive income (loss)				983			983
Cash received from (paid to) noncontrolling interest		(2,268)				1,578	(690)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (14 shares)		1,377	522				1,899
Dividends declared ($0.165 per common share)					(4,664)		(4,664)
Balance at September 30, 2018	$96	$222,368	$(35,039)	$(4,364)	$628,676	$30,906	$842,643

Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639
Net income (loss)					(4,237)	(1,633)	(5,870)
Other comprehensive income (loss)				(1,405)			(1,405)
Amounts reclassified from accumulated other comprehensive loss				26			26
Cash received from (paid to) noncontrolling interest		164					164
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (41 shares)		4,566	(1,223)				3,343
Dividends declared ($0.17 per common share)					(5,547)		(5,547)
Restricted share award dividend equivalents			90		(90)		—
Balance at September 30, 2019	$137	$335,916	$(7,582)	$(7,620)	$641,607	$48,892	$1,011,350

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					17,732	(175)	17,557
Other comprehensive income (loss)				(1,664)			(1,664)
Cash received from (paid to) noncontrolling interest		(2,268)				23,384	21,116
Adoption of accounting standard, net of income tax of $2,869					(8,441)		(8,441)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (134 shares)		14	5,153				5,167
Dividends declared ($0.495 per common share)					(13,991)		(13,991)
Restricted share award dividend equivalents			120		(120)		—
Balance at September 30, 2018	$96	$222,368	$(35,039)	$(4,364)	$628,676	$30,906	$842,643

Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					11,658	(2,265)	9,393
Other comprehensive income (loss)				(12,719)			(12,719)
Amounts reclassified from accumulated other comprehensive loss				11,486			11,486
Cash received from (paid to) noncontrolling interest		164				4,715	4,879
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (723 shares)		(16,452)	27,475				11,023
Dividends declared ($0.51 per common share)					(16,606)		(16,606)
Stock awards granted due to acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	243		(251)		—
Balance at September 30, 2019	$137	$335,916	$(7,582)	$(7,620)	$641,607	$48,892	$1,011,350
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
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2018 has been included as the Company operates in several seasonal industries.
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
The Company had restricted cash of $9.0 million as of September 30, 2019. This restricted cash balance was related to posting collateral for the release of a mortgage on one of the Company's ethanol assets to be contributed into The Andersons Marathon Holdings LLC. The restricted cash is scheduled to be released from escrow in the fourth quarter after the successful completion of the merger and related credit facility. The Company had no restricted cash balances as of December 31, 2018 or September 30, 2018.
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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. We have evaluated the impact of this new standard on our consolidated financial statements noting it is not expected to be material. The guidance is effective for fiscal years beginning after December 15, 2019 with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early adoption is permitted, but the Company does not plan to do so.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Grain and other agricultural products	$560,626	$527,471	$324,232
Frac sand and propane	14,592	—	—
Ethanol and co-products	26,218	11,918	15,419
Plant nutrients and cob products	133,839	145,693	145,363
Railcar repair parts	5,811	5,722	5,317
Total Inventories	$741,086	$690,804	$490,331

Inventories on the Condensed Consolidated Balance Sheets at September 30, 2019, do not include 2.7 million bushels of grain held in storage for others. Grain inventories held in storage for others were de minimis as of December 31, 2018 and September 30, 2018. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Land	$39,393	$29,739	$29,545
Land improvements and leasehold improvements	95,720	68,826	68,859
Buildings and storage facilities	354,625	284,998	282,826
Machinery and equipment	608,831	393,640	380,109
Construction in progress	54,163	102,394	65,539
	1,152,732	879,597	826,878
Less: accumulated depreciation	449,336	402,886	392,373
Property, plant and equipment, net	$703,396	$476,711	$434,505

Depreciation expense on property, plant and equipment was $51.0 million and $34.7 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, depreciation expense on property, plant and equipment was $18.3 million and $11.5 million for the three months ended September 30, 2019 and 2018, respectively.
In the second quarter of 2019, the Company recorded a $3.1 million impairment charge related to its remaining Tennessee facilities in the Trade group. The Company wrote down the value of these assets to the extent their carrying values exceeded their fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy. In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Trade segment related to assets that were reclassified as assets held for sale at June 30, 2018 and were sold in the third quarter of 2018.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Rail Group assets leased to others	$699,972	$640,349	$576,622
Less: accumulated depreciation	134,226	118,564	111,846
Rail Group assets, net	$565,746	$521,785	$464,776

Depreciation expense on Rail Group assets leased to others amounted to $21.1 million and $18.4 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $7.4 million and $6.1 million for the three months ended September 30, 2019 and 2018, respectively.

4. Debt

Short-term and long-term debt at September 30, 2019, December 31, 2018 and September 30, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Short-term Debt – Non-Recourse (a)	$35,278	$—	$—
Short-term Debt – Recourse	102,971	205,000	132,000
Total Short-term Debt	$138,249	$205,000	$132,000

Current Maturities of Long-term Debt – Non-Recourse (b)	$9,835	$4,842	$3,772
Current Maturities of Long-term Debt – Recourse (c)	39,733	16,747	11,905
Finance lease liability (d)	17,331	—	—
Total Current Maturities of Long-term Debt	$66,899	$21,589	$15,677

Long-term Debt, Less: Current Maturities – Non-Recourse (b)	$242,895	$146,353	$77,114
Long-term Debt, Less: Current Maturities – Recourse (c)	703,297	349,834	360,166
Finance lease liability (d)	21,925	—	—
Total Long-term Debt, Less: Current Maturities	$968,117	$496,187	$437,280

(a) In conjunction with the Lansing Trade Group ("LTG") acquisition, the Company assumed a revolving line of credit and a term loan with a syndicate of banks, which are non-recourse to the Company. The credit agreement provides the Company with a maximum availability of $181.2 million and had $146.0 million available for borrowing on this line of credit as of September 30, 2019. Any borrowings under the line of credit bear interest at variable rates, which are based on LIBOR or Bankers’ Acceptances plus an applicable spread. The maturity date for the revolving line of credit is June 26, 2023.
(b) In conjunction with the LTG acquisition, the Company also assumed a term loan with a syndicate of banks. The term loan had a balance of $32.9 million at September 30, 2019. Interest rates for the term loans were 4.45% as of September 30, 2019 and are based on LIBOR plus an applicable spread. Payments of $0.6 million are made on a quarterly basis.
(c) On January 11, 2019 the Company entered into a 5-year term loan in the amount of $250 million and a 7-year term loan of $250 million. A portion of the term loans were used to pay down debt assumed in the LTG acquisition. Interest rates are based on LIBOR plus an applicable spread. At September 30, 2019, the interest rates for the 5-year and 7-year term loan were 3.77% and 4.02%, respectively. Payments on the term loans will be made on a quarterly basis.
(d) See Note 14, Leases, for additional information. September 30, 2019 balances include the former build-to-suit lease that was reclassed from other current liabilities and other long-term liabilities as a result of the adoption of ASC 842.

The total borrowing capacity of the Company's lines of credit at September 30, 2019 was $1,628.7 million of which the Company had a total of $1,207.7 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company is in compliance with all financial covenants as of September 30, 2019.

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
The following table presents at September 30, 2019, December 31, 2018 and September 30, 2018, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	September 30, 2019		December 31, 2018		September 30, 2018
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Collateral paid (received)	$23,997	$—	$14,944	$—	$14,942	$—
Fair value of derivatives	10,199	—	22,285	—	36,653	—
Balance at end of period	$34,196	$—	$37,229	$—	$51,595	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	September 30, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$122,462	$1,951	$5,715	$67	$130,195
Commodity derivative liabilities	(29,566)	(8)	(69,704)	(2,027)	(101,305)
Cash collateral paid (received)	27,614	—	(3,617)	—	23,997
Balance sheet line item totals	$120,510	$1,943	$(67,606)	$(1,960)	$52,887

	December 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$43,463	$484	$706	$5	$44,658
Commodity derivative liabilities	(6,986)	(4)	(33,353)	(894)	(41,237)
Cash collateral (received)	14,944	—	—	—	14,944
Balance sheet line item totals	$51,421	$480	$(32,647)	$(889)	$18,365

	September 30, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$69,957	$767	$731	$38	$71,493
Commodity derivative liabilities	(8,038)	(1)	(92,134)	(2,586)	(102,759)
Cash collateral (received)	14,942	—	—	—	14,942
Balance sheet line item totals	$76,861	$766	$(91,403)	$(2,548)	$(16,324)

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(27,586)	$(51,059)	$25,469	$(30,451)

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2019, December 31, 2018 and September 30, 2018:

	September 30, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	653,757	—	—	—
Soybeans	46,895	—	—	—
Wheat	90,598	—	—	—
Oats	36,365	—	—	—
Ethanol	—	256,815	—	—
Corn oil	—	—	5,022	—
Other	15,196	6,150	363	3,178
Subtotal	842,811	262,965	5,385	3,178
Exchange traded:
Corn	280,890	—	—	—
Soybeans	58,980	—	—	—
Wheat	75,345	—	—	—
Oats	735	—	—	—
Ethanol	—	145,769	—	—
Propane	—	12,516	—	—
Other	—	3	—	289
Subtotal	415,950	158,288	—	289
Total	1,258,761	421,253	5,385	3,467

	December 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	250,408	—	—	—
Soybeans	22,463	—	—	—
Wheat	14,017	—	—	—
Oats	26,230	—	—	—
Ethanol	—	244,863	—	—
Corn oil	—	—	2,920	—
Other	494	2,000	—	66
Subtotal	313,612	246,863	2,920	66
Exchange traded:
Corn	130,585	—	—	—
Soybeans	26,985	—	—	—
Wheat	33,760	—	—	—
Oats	1,475	—	—	—
Ethanol	—	77,112	—	—
Subtotal	192,805	77,112	—	—
Total	506,417	323,975	2,920	66

	September 30, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	277,774	—	—	—
Soybeans	45,755	—	—	—
Wheat	7,948	—	—	—
Oats	31,155	—	—	—
Ethanol	—	230,813	—	—
Corn oil	—	—	2,560	—
Other	—	1,000		115
Subtotal	362,632	231,813	2,560	115
Exchange traded:
Corn	123,250	—	—	—
Soybeans	31,855	—	—	—
Wheat	44,130	—	—	—
Oats	1,005	—	—	—
Ethanol	—	92,274	—	—
Subtotal	200,240	92,274	—	—
Total	562,872	324,087	2,560	115

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
At September 30, 2019, December 31, 2018 and September 30, 2018, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(1,261)	$(353)	$193
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	$115	$(1,122)	$(737)
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets (Accrued expenses and other current liabilities)	$(2,981)	$—	$—
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(13,649)	$(168)	$227

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$(36)	$521	$(972)	$1,662
Foreign currency derivative gains (losses) included in Other income, net	$(615)	$372	$(684)	$(1,163)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other Comprehensive Income (Loss)	$(3,798)	$159	$(16,547)	$226
Interest rate derivatives gains (losses) included in Interest income (expense)	$(224)	$54	$(243)	$126

Outstanding interest rate derivatives, as of September 30, 2019, are as follows:

Interest Rate Hedging Instrument		Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap		2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar		2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	*	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	*	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	*	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap		2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap		2019	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
* Acquired on 1/1/2019 in conjunction with the acquisition of LTG.

6. Employee Benefit Plans

The following are components of the net periodic benefit cost for the pension and postretirement benefit plans maintained by the Company for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest cost	$29	$33	$87	$98
Recognized net actuarial loss	58	61	174	183
Benefit cost	$87	$94	$261	$281

	Postretirement Benefits
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$68	$81	$206	$243
Interest cost	214	188	641	565
Amortization of prior service cost	(228)	(227)	(684)	(683)
Benefit cost	$54	$42	$163	$125

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues under ASC 606	$273,945	$156,394	$1,083,383	$706,927
Revenues under ASC 842	26,418	25,853	87,122	78,110
Revenues under ASC 815	1,682,392	503,332	5,114,083	1,447,683
Total Revenues	$1,982,755	$685,579	$6,284,588	$2,232,720

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$9,840	$—	$35,182	$—	$45,022
Primary nutrients	4,610	—	66,733	—	71,343
Services	2,507	3,187	1,275	9,719	16,688
Products and co-products	48,158	34,655	—	—	82,813
Frac sand and propane	47,188	—	—	—	47,188
Other	2,159	163	6,256	2,313	10,891
Total	$114,462	$38,005	$109,446	$12,032	$273,945

	Three months ended September 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$36,856	$—	$36,856
Primary nutrients	—	—	60,460	—	60,460
Service	2,232	3,533	877	8,925	15,567
Co-products	—	29,282	—	—	29,282
Other	245	—	5,996	7,988	14,229
Total	$2,477	$32,815	$104,189	$16,913	$156,394

	Nine months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$45,648	$—	$191,247	$—	$236,895
Primary nutrients	27,401	—	294,729	—	322,130
Service	11,077	10,170	3,133	28,944	53,324
Products and Co-products	166,859	88,170	—	—	255,029
Frac sand and propane	184,418	—	—	—	184,418
Other	5,860	198	19,439	6,090	31,587
Total	$441,263	$98,538	$508,548	$35,034	$1,083,383

	Nine months ended September 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$206,215	$—	$206,215
Primary nutrients	—	—	313,967	—	313,967
Service	8,386	10,483	3,498	26,350	48,717
Co-products	—	88,390	—	—	88,390
Other	747	—	19,231	29,660	49,638
Total	$9,133	$98,873	$542,911	$56,010	$706,927

Approximately 5% and 10% of revenues accounted for under ASC 606 during each of the three months ended September 30, 2019 and 2018, are recorded over time which primarily relates to service revenues noted above. Additionally, during the nine months ended September 30, 2019 and 2018, approximately 5% and 7% of revenues were accounted for under ASC 606, respectively.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2019	2018
Balance at January 1,	$28,858	$25,520
Balance at March 31,	146,824	67,715
Balance at June 30,	48,225	10,047
Balance at September 30,	34,306	29,836

Exclusive of acquisition related impacts, the residual difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The contract liabilities have two main drivers, including Trade prepayments by counter parties and payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. The primary and specialty business records contract liabilities for payments received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built up in the first quarter of the year. In the third quarter, the decrease in liabilities is due to the revenue recognized in the current period relating to the liability built up in the first quarter.

8. Income Taxes

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur.

For the three months ended September 30, 2019, the Company recorded an income tax benefit of $7.2 million at an effective income tax rate of 55.1%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, partially offset by benefits from income taxes on foreign earnings and federal tax credits. The increase in effective tax rate for the three months ended September 30, 2019 as compared to the same period last year was primarily attributed to the impacts of the current period loss before taxes and additional tax benefits from federal tax credits and permanent provision to return items. For the three months ended September 30, 2018, the Company recorded an income tax benefit of $1.8 million at an effective income tax rate of 48.5%.

For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $1.7 million at an effective income tax rate of 21.4%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impact of state income taxes, nondeductible compensation, and benefits from income taxes on foreign earnings and federal tax credits. The decrease in effective tax rate for the nine months ended September 30, 2019 as compared to the same period last year was primarily attributed to lower pretax book income as compared to the prior year, and the impact of discrete net tax benefits from provision to return items and federal tax credits. For the nine months ended September 30, 2018, the Company recorded an income tax expense of $5.7 million at an effective income tax rate of 24.4%.

During the three months ended September 30, 2019, the company recognized a tax benefit of $3.9 million for federal Research & Development Credits (“R&D Credits”) related to tax years 2015 to 2018 as well as an estimated year-to-date tax benefit for federal R&D Credits for the 2019 tax year. Unrecognized tax benefits of $17.7 million include $17.2 million recorded as a reduction of the deferred tax asset and refundable credits associated with the R&D Credits.

The 2019 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $17.7 million as of September 30, 2019, and $0.6 million for the period ended September 30, 2018.

9. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2019					Nine months ended September 30, 2019
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(9,700)	$(976)	$258	$4,177	$(6,241)	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive loss before reclassifications	(3,049)	1,600	—	44	$(1,405)	(12,759)	508	—	(468)	(12,719)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	197	—	—	(171)	$26	333	11,666	—	(513)	11,486
Net current-period other comprehensive income (loss)	(2,852)	1,600	—	(127)	(1,379)	(12,426)	12,174	—	(981)	(1,233)
Ending balance	$(12,552)	$624	$258	$4,050	$(7,620)	$(12,552)	$624	$258	$4,050	$(7,620)
(a) All amounts are net of tax. Amounts in parentheses indicate debits.
(b) Reflects foreign currency translation adjustments attributable to the consolidation of Thompsons Limited as summarized in Note 17.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended September 30, 2018					Nine months ended September 30, 2018
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$51	$(9,989)	$257	$4,334	$(5,347)	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	65	993	—	39	1,097	44	(1,280)	(87)	37	(1,286)
Amounts reclassified from accumulated other comprehensive loss	54	—	—	(168)	(114)	126	—	—	(504)	(378)
Net current-period other comprehensive income (loss)	119	993	—	(129)	983	170	(1,280)	(87)	(467)	(1,664)
Ending balance	$170	$(8,996)	$257	$4,205	$(4,364)	$170	$(8,996)	$257	$4,205	$(4,364)
(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2019		Nine months ended September 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(684)	(b)
	(228)	Total before tax	(684)	Total before tax
	57	Income tax provision	171	Income tax provision
	$(171)	Net of tax	$(513)	Net of tax

Cash Flow Hedges
Interest payments	$263	Interest expense	$445	Interest expense
	263	Total before tax	445	Total before tax
	(66)	Income tax provision	(112)	Income tax provision
	$197	Net of tax	$333	Net of tax

Foreign Currency Translation Adjustment
Realized loss on pre-existing investment	$—	Other income, net	$11,666	Other income, net
	—	Total before tax	11,666	Total before tax
	—	Income tax provision	—	Income tax provision
	$—	Net of tax	$11,666	Net of tax

Total reclassifications for the period	$26	Net of tax	$11,486	Net of tax

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended September 30, 2018		Nine months ended September 30, 2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(684)	(b)
	(228)	Total before tax	(684)	Total before tax
	60	Income tax provision	180	Income tax provision
	$(168)	Net of tax	$(504)	Net of tax

Cash Flow Hedges
Interest payments	$73	Interest expense	$171	Interest expense
	73	Total before tax	171	Total before tax
	(19)	Income tax provision	(45)	Income tax provision
	$54	Net of tax	$126	Net of tax

Total reclassifications for the period	$(114)	Net of tax	$(378)	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost (see Note 6).

10. Earnings Per Share

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to The Andersons, Inc.	$(4,237)	$(2,098)	$11,658	$17,732
Earnings per share – basic:
Weighted average shares outstanding – basic	32,626	28,263	32,550	28,254
Earnings per common share – basic	$(0.13)	$(0.07)	$0.36	$0.63
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,626	28,263	32,550	28,254
Effect of dilutive awards	—	—	484	233
Weighted average shares outstanding – diluted	32,626	28,263	33,034	28,487
Earnings per common share – diluted	$(0.13)	$(0.07)	$0.35	$0.62

All outstanding share awards were antidilutive for the three months ended September 30, 2019 and September 30, 2018 as the Company incurred a net loss in both periods. There were 60 thousand outstanding share awards that were antidilutive for the nine months ended September 30, 2019. There were no antidilutive stock-based awards outstanding for the nine months ended September 30, 2018.

11. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019, December 31, 2018 and September 30, 2018:

(in thousands)	September 30, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$34,196	$18,691	$—	$52,887
Provisionally priced contracts (b)	(79,757)	(23,535)	—	(103,292)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	5,603	(17,891)	—	(12,288)
Total	$(39,958)	$(22,735)	$8,404	$(54,289)

(in thousands)	December 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$37,229	$(18,864)	$—	$18,365
Provisionally priced contracts (b)	(76,175)	(58,566)	—	(134,741)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,186	(353)	—	4,833
Total	$(33,760)	$(77,783)	$7,154	$(104,389)

(in thousands)	September 30, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,595	$(67,919)	$—	$(16,324)
Provisionally priced contracts (b)	(55,697)	(23,136)	—	(78,833)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,988	193	—	6,181
Total	$1,886	$(90,862)	$7,154	$(81,822)

(a)	Includes associated cash posted/received as collateral.

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2).

(c)	Recorded in “Other noncurrent assets” on the Company’s Condensed Consolidated Balance Sheets.

(d)
Included in other assets and liabilities are assets held in rabbi trusts to fund deferred compensation plans, ethanol risk management contracts, and foreign exchange derivative contracts (Level 1), and interest rate derivatives (Level 2).

Level 1 commodity derivatives reflect the fair value of the exchanged-traded futures and options contracts that the Company holds, net of the cash collateral, that the Company has in its margin account.

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

Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain, but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or we have delivered provisionally priced grain and a subsequent payable or receivable is set up for any future changes in the grain price, quoted exchange prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2019	2018
Assets (liabilities) at January 1,	$7,154	$7,388
Additional Investments	250	—
Assets (liabilities) at March 31,	$7,404	$7,388
Additional investments	1,000	100
Asset (liabilities) at June 30,	$8,404	$7,488
Gains (losses) included in earnings	—	5,080
Additional Investments	—	986
Sale proceeds	—	(6,400)
Asset (liability) at September 30,	$8,404	$7,154

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2019, December 31, 2018 and September 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of September 30, 2018	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Fair value of long-term debt, including current maturities	$1,046,063	$517,998	$445,342
Fair value in excess of carrying value (a)	11,047	5,813	11,629

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
The following table presents the Company’s investment balance in each of its equity method investees by entity:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
The Andersons Albion Ethanol LLC	$48,863	$50,382	$49,882
The Andersons Clymers Ethanol LLC	23,752	24,242	22,589
The Andersons Marathon Ethanol LLC	15,762	14,841	15,373
Lansing Trade Group, LLC (a)	—	101,715	99,904
Thompsons Limited (a)	—	48,987	50,280
Providence Grain Group Inc.	17,195	—	—
Other	11,776	2,159	2,322
Total	$117,348	$242,326	$240,350

(a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the Company purchased the remaining equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company had equally owned.
The following table summarizes income (loss) earned from the Company’s equity method investments by entity:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	% Ownership at September 30, 2019	2019	2018	2019	2018
The Andersons Albion Ethanol LLC	55%	$(1,671)	$2,408	$(1,292)	$4,858
The Andersons Clymers Ethanol LLC	39%	(1,427)	1,376	(152)	3,121
The Andersons Marathon Ethanol LLC	33%	(532)	1,029	920	2,713
Lansing Trade Group, LLC (a)	100% (a)	—	2,428	—	8,603
Thompsons Limited (a)	100% (a)	—	35	—	1,345
Providence Grain Group Inc.	39%	(454)	—	(2,297)	—
Other	5% - 51%	356	(51)	454	(39)
Total		$(3,728)	$7,225	$(2,367)	$20,601

(a) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the company purchased the remaining equity of LTG. The transaction resulted in the consolidation of Thompsons Limited and related entities, which LTG and the Company had equally owned.

The Company received $0.4 million from unconsolidated affiliates for the nine months ended September 30, 2019 and received $2.2 million for the nine months ended September 30, 2018.
In the third quarter of 2019, the Company did not have significant equity investees. In the third quarter of 2018, Lansing Trade Group qualified as significant equity investee of the Company under the income test. In January of 2019, the Company acquired the remaining equity of LTG and is now reflected in the consolidated results of the Company.

Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT, LLC.  The Company owns 51% of ELEMENT, LLC and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC is constructing a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, LLC, the Company and ICM, Inc. entered into several agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT, LLC have been included in the Company's consolidated results of operations beginning on March 2, 2018 and are a component of the Ethanol segment. The construction of the plant was substantially completed, and operations commenced in August of 2019. As of September 30, 2019, approximately $5.2 million of remaining obligation is not yet incurred under a design build contract.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Sales revenues	$52,875	$82,394	$171,897	$278,974
Service fee revenues (a)	2,852	5,231	11,015	15,539
Purchases of product and capital assets	174,420	177,583	520,091	556,551
Lease income (b)	1,887	1,623	5,195	4,829
Labor and benefits reimbursement (c)	3,513	3,436	10,973	10,603

(a)	Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions.

(b)	Lease income includes the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the various ethanol LLCs.

(c)	The Company provides all operational labor to the unconsolidated ethanol LLCs.

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Accounts receivable (d)	$23,394	$17,829	$32,584
Accounts payable (e)	21,201	28,432	32,347

(d)	Accounts receivable represents amounts due from related parties for sales of corn, leasing revenue and service fees.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol and other various items.

For the three months ended September 30, 2019 and 2018, revenues recognized for the sale of ethanol and co-products that the Company purchased from the unconsolidated ethanol LLCs were $158.5 million and $161.9 million, respectively. For the nine months ended September 30, 2019 and 2018, revenues recognized for the sale of ethanol and co-products that the Company purchased from the unconsolidated ethanol LLCs were $456.7 million and $480.4 million, respectively.

The Company may enter into derivative contracts with certain of its related parties, including the unconsolidated ethanol LLCs, for the purchase and sale of grain or ethanol, for price risk mitigation purposes and on similar terms as the purchase and sale of derivative contracts it enters into with unrelated parties. The fair value of derivative contract assets with related parties as of September 30, 2019, December 31, 2018 and September 30, 2018 were $0.4 million, $1.9 million and $6.8 million, respectively. The fair value of derivative contract liabilities with related parties as of September 30, 2019, December 31, 2018 and September 30, 2018 were $2.6 million, $6.3 million and $7.2 million, respectively.

13. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Trade business includes grain merchandising, the operation of terminal grain elevator facilities and, historically, the investments in LTG and Thompsons Limited. In January 2019, the Company acquired the remaining 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The Company has evaluated its segment reporting structure as a result of the acquisition. The presentation includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group. The acquired ethanol trading business of LTG is included within the Ethanol Group. The Company also moved certain commission income and an elevator lease from the legacy Grain Group to the Ethanol Group to better align business segments. Prior year results have been recast to reflect this change. The Ethanol business purchases and sells ethanol, and provides risk management, origination and management services to ethanol production facilities. These facilities are organized as limited liability companies, two are consolidated and three are investments accounted for under the equity method. The Company performs a combination of these services under various contracts for these investments. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues from external customers
Trade	$1,580,157	$342,610	$4,944,483	$983,737
Ethanol	254,055	195,669	708,029	571,090
Plant Nutrient	109,446	104,188	508,548	542,911
Rail	39,097	43,112	123,528	134,982
Total	$1,982,755	$685,579	$6,284,588	$2,232,720

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Inter-segment sales
Trade	$242	$442	$1,054	$1,435
Plant Nutrient	892	—	2,186	—
Rail	824	288	2,869	959
Total	$1,958	$730	$6,109	$2,394

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Income (loss) before income taxes, net of noncontrolling interest
Trade	$(2,001)	$(9,914)	$4,268	$(2,453)
Ethanol	949	10,353	6,169	20,703
Plant Nutrient	(7,440)	(7,976)	4,534	8,239
Rail	3,137	5,732	10,629	10,645
Other	(6,094)	(2,057)	(15,599)	(13,734)
Income (loss) before income taxes, net of noncontrolling interest	(11,449)	(3,862)	10,001	23,400
Noncontrolling interests	(1,633)	223	(2,265)	(175)
Income (loss) before income taxes	$(13,082)	$(3,639)	$7,736	$23,225

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Identifiable assets
Trade	$1,712,350	$964,079	$773,923
Ethanol	372,663	310,866	278,796
Plant Nutrient	376,615	403,780	415,314
Rail	679,056	590,407	564,227
Other	143,768	122,871	119,358
Total	$3,284,452	$2,392,003	$2,151,618

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

The following table summarizes the amounts recognized in the Company's Condensed Consolidated Balance Sheet related to leases:

(in thousands)	Condensed Consolidated Balance Sheet Classification	September 30, 2019
Assets
Operating lease assets	Right of use assets, net	$70,773
Finance lease assets	Property, plant and equipment, net	24,003
Finance lease assets	Rail Group assets leased to others, net	17,136
Total leased assets		$111,912

Liabilities
Current operating leases	Accrued expenses and other current liabilities	24,544
Non-current operating leases	Long-term lease liabilities	47,299
Total operating lease liabilities		$71,843

Current finance leases	Current maturities of long-term debt	17,331
Non-current finance leases	Long-term debt	21,925
Total finance lease liabilities		$39,256
Total lease liabilities		$111,099

The components of lease cost recognized within the Company's Condensed Consolidated Statement of Operations were as follows:

(in thousands)	Condensed Consolidated Statement of Operations Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$5,761	$18,881
Operating lease cost	Operating, administrative and general expenses	3,417	10,251
Finance lease cost
Amortization of right-of-use assets	Operating, administrative and general expenses	443	1,042
Interest expense on lease liabilities	Interest expense	236	779
Other lease cost (a)	Cost of sales and merchandising revenues	193	731
Other lease cost (a)	Operating, administrative and general expenses	61	201
Total lease cost		$10,111	$31,885
(a) Other lease cost includes short-term lease costs and variable lease costs.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of a lease renewal option is generally at the sole discretion of the Company. In addition, certain lease agreements may be terminated prior to their original expiration date at the discretion of the Company. Each renewal and termination option is evaluated at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The table below summarizes the weighted average remaining lease terms as of September 30, 2019.

Weighted Average Remaining Lease Term
Operating leases	4.2 years
Finance leases	6.9 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The table below summarizes the weighted average discount rate used to measure the Company's lease liabilities as of September 30, 2019.

Weighted Average Discount Rate
Operating leases	4.16%
Finance leases	3.78%

Supplemental Cash Flow Information Related to Leases

(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,982
Operating cash flows from finance leases	405
Financing cash flows from finance leases	973
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,365
Finance leases	16,498

Maturity Analysis of Leases Liabilities

	September 30, 2019
(in thousands)	Operating Leases	Finance Leases	Total
2019 (excluding the nine months ended September 30, 2019)	$8,612	$1,140	$9,752
2020	23,210	17,613	40,823
2021	16,635	2,334	18,969
2022	11,613	2,341	13,954
2023	7,664	2,342	10,006
Thereafter	10,748	18,184	28,932
Total lease payments	$78,482	$43,954	$122,436
Less: interest	6,639	4,698	11,337
Total	$71,843	$39,256	$111,099

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

16. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
Supplemental disclosure of cash flow information
Interest paid	$47,164	$23,327
Noncash investing and financing activity
Equity issued in conjunction with acquisition	127,841	—
Removal of pre-existing equity method investment	(159,459)	—
Purchase price holdback/ other accrued liabilities	29,956	—
Dividends declared not yet paid	5,547	4,663
Debt resulting from accounting standard adoption	—	36,953
Railcar assets and liabilities resulting from accounting standard adoption	—	25,643
Capital projects incurred but not yet paid	8,245	13,941

17. Business Acquisition

Effective January 1, 2019, the Company completed its acquisition of the remaining 67.5% equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities as they were jointly owned by the Company and LTG in equal portions.
Total consideration paid by the Company to complete the acquisition of LTG was $328.9 million. The Company paid $171.1 million in cash, which includes preliminary working capital adjustments of $30.0 million, and issued 4.4 million unregistered shares valued at $127.8 million based upon the stock price of the Company at the date of the acquisition.

The purchase price allocation is preliminary, pending completion of the full valuation report, finalization of deferred income taxes and a final working capital adjustment. A summarized preliminary purchase price allocation is as follows:

(in thousands)
Cash consideration paid	$171,147
Equity consideration	127,841
Purchase price holdback/ other accrued liabilities	29,956
Total purchase price consideration	$328,944
The preliminary purchase price allocation at January 1, 2019, is as follows:

(in thousands)
Cash and cash equivalents	$21,525
Accounts receivable	320,467
Inventories	456,963
Commodity derivative assets - current	82,595
Other current assets	27,474
Commodity derivative assets - noncurrent	13,576
Goodwill	129,848
Other intangible assets	106,600
Right of use asset	37,894
Equity method investments	28,728
Other assets, net	5,582
Property, plant and equipment, net	171,820
$1,403,072

Short-term debt	218,901
Trade and other payables	303,321
Commodity derivative liabilities - current	29,024
Customer prepayments and deferred revenue	99,530
Accrued expense and other current liabilities	64,512
Other long-term liabilities, including commodity derivative liabilities - noncurrent	3,175
Long-term lease liabilities	21,193
Long-term debt, including current maturities	161,688
Deferred income taxes	14,403
$915,747
Fair value of acquired assets and assumed liabilities	$487,325

Removal of preexisting ownership interest, including associated cumulative translation adjustment	(159,459)
Pretax loss on derecognition of preexisting ownership interest	1,078
Total purchase price consideration	$328,944

The goodwill recognized as a result of the LTG acquisition is $129.8 million and is allocated to the Trade Group segment. A portion of the goodwill is expected to be deductible for tax purposes. The goodwill recognized is primarily attributable to the addition of an assembled workforce and complementary assets with greater scale that significantly expands the Company's reach in the agricultural marketplace.

Details of the intangible assets acquired are as follows:

(in thousands)		Estimated useful life
Customer relationships	$86,300	10 years
Noncompete agreements	20,300	3 years
Total other intangible assets	$106,600	8 years	*

*weighted average number of years

Pro Forma Financial Information
The summary pro forma financial information for the periods presented below gives effect to the LTG acquisition as if it had occurred at January 1, 2018.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales	$1,982,755	2,020,746	$6,284,588	6,282,656
Net income	(5,869)	2,934	13,364	35,004

Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a statutory tax rate of 25%. The amount of LTG’s and Thompsons’ revenue and earnings included in the Company’s consolidated statement of operations for the period ended September 30, 2019 are not practicable to determine given the level of integration of LTG and Thompsons into the Company’s operations effective January 1, 2019.

18. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019 are as follows:

(in thousands)	Trade	Plant Nutrient	Rail	Total
Balance as of January 1, 2019	$1,171	$686	$4,167	$6,024
Acquisitions (a)	129,848	—	—	129,848
Balance as of September 30, 2019	$131,019	$686	$4,167	$135,872

(a) Acquisitions represent the LTG acquisition's preliminary goodwill allocation.

Although substantially all of the Company’s goodwill as of September 30, 2019 resulted from the current year acquisition of LTG and is still preliminary, as part of the Company's on-going assessment of goodwill at September 30, 2019, management determined that a triggering event occurred due to the Company's market capitalization being less than the carrying value, resulting from the significant decline in the Company's share price during the quarter. Thus, an interim impairment test was performed over the Company's goodwill as well as its other intangible and long-lived assets. Based on the results of the impairment test, none of the Company's reportable segments recorded an impairment charge.

When performing our test for impairment, we measured each reporting unit's fair value using a combination of income and market approaches.

The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit's business (all Level 3 inputs in the fair value hierarchy). Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

The market approach uses the "Guideline Company" method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums. The blended approach assigns an equal weighting to each approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

While two reporting units within the Trade group have fair value exceeding their carrying values by less than 10%, substantially all the goodwill relates to the recent LTG acquisition. Due to similar assumptions used to calculate the fair value for this test and those used in the initial purchase price allocation, the narrow cushions are consistent with expectations. However, as the fair value is highly sensitive to changes in assumptions, including interest rates and outlook for future volume and margins, general trends in the business and/or macro-economic factors could cause the estimated fair value of the reporting units to fall below their carrying values.

19. Exit Costs and Assets Held for Sale

The Company classified $0.6 million of property, plant and equipment as assets held for sale on the Condensed Consolidated Balance Sheet at September 30, 2019. These assets are primarily comprised of plant nutrient assets that were sold subsequent to the end of the third quarter for a nominal gain.

The Company classified $29.5 million of Property, plant and equipment as Assets held for sale on the Condensed Consolidated Balance Sheet at September 30, 2018. This includes $25.1 million of Rail Group assets, which is primarily comprised of barges. Additionally, property, plant and equipment of $4.4 million was classified as held for sale including $4.2 million of Retail store assets and $0.2 million relating to administrative offices at an outlying location in the Plant Nutrient Group.

20. Subsequent Events

On October 1, 2019, the Company entered into a definitive agreement to merge The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon Ethanol LLC and the Company's wholly-owned The Andersons Denison Ethanol LLC into a new legal entity named The Andersons Marathon Holdings LLC ("TAMH"). As a result of the merger, The Andersons and Marathon will own 50.1% and 49.9% of TAMH equity, respectively. The transaction will result in the consolidation of TAMH’s results in the Company's financial statements effective October 1, 2019.

Effective October 1, 2019, in conjunction with the merger noted above, TAMH entered into a credit agreement that includes a $70 million term note and a $130 million revolving credit facility. Borrowings under the credit agreement bear interest at variable interest rates, which are based on LIBOR plus an applicable spread. Payments on the term loan will be made on a quarterly basis.

On October 2, 2019, the Company closed on the sale of its farm center assets in Bay City, Michigan. A pretax gain of $2.9 million will be realized in the fourth quarter of 2019.

During the fourth quarter, the Company reached an agreement to sell the agronomy assets of Thompsons Limited, a wholly owned subsidiary in Ontario, Canada, to Sylvite Holdings Inc. of Burlington, Ontario. The sale is expected to close in the fourth quarter. The Andersons will continue to own and operate Thompsons' grain storage and food processing facilities in Ontario.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2018 Form 10-K, have not materially changed through the third quarter of 2019, other than as a result of adopting the new lease accounting standard. See additional information regarding these policies in the Notes to the Condensed Consolidated Financial statements herein in Notes 1 and 14.

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is generally based on the nature of products and services offered. In January, the Company completed the acquisition of 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The presentation here includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group, with the remaining pieces of the acquired business included in Ethanol as stated in the segment footnote (note 13).

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

Further, the Company has considered the potential impact that the book value of the Company’s total shareholders’ equity exceeded the Company’s market capitalization for impairment indicators. Management ultimately concluded that, while substantially all of the Company's goodwill resulted from the current year LTG acquisition and the purchase price allocation is preliminary, an impairment triggering event occurred and the Company performed quantitative impairment tests over its goodwill and other long-lived assets in the third quarter. As a result of these tests, the Company concluded that no impairment exists as of September 30, 2019.

The Company has frac sand and sand transloading assets within the Trade segment. Due to an adverse change within the industry, the Company determined that a triggering event had occurred during the quarter for the asset group to be assessed for impairment. The asset group was determined to not be impaired in the third quarter. However, continuing adverse market conditions or alternative management decisions surrounding the future of these operations may result in future impairment considerations.

Trade Group

The Trade Group’s results in the third quarter reflect continued benefit from the Lansing acquisition with stronger merchandising income, despite lower income from assets.

Agricultural inventories on hand at September 30, 2019 were 97.5 million bushels, of which 2.7 million bushels were stored for others. These amounts compare to 72.0 million bushels on hand at September 30, 2018, of which the bushels stored for others were de minimis. Total Trade storage capacity, including temporary pile storage, was approximately 202 million bushels at September 30, 2019 compared to 140 million bushels at September 30, 2018. This increase in capacity was a result of the LTG acquisition.

The Trade Group will seek to capitalize on market volatility but expects headwinds to continue in the fourth quarter and into 2020 from the unpredictability of the crop production in the Eastern Corn Belt due to the extreme weather during the 2019 planting season.

Ethanol Group

The Ethanol Group's third quarter results remained profitable in the third quarter despite a challenging margin environment. The construction of the Ethanol Group's new bio-refinery facility was substantially completed and operational during the third quarter. The Ethanol Group expects the margin headwinds to slightly ease in the fourth quarter allowing more attractive hedging opportunities, however, increases in the Eastern corn belt basis will continue to create challenges.

Ethanol and related co-products volumes for three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Ethanol (gallons shipped)	131,878	117,848	393,203	337,984
E-85 (gallons shipped)	9,284	16,022	36,412	47,501
Corn Oil (pounds shipped)	5,067	5,200	14,821	15,574
DDG (tons shipped) *	49	40	122	120
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

Plant Nutrient Group

The Plant Nutrient Group's third quarter results were a modest improvement from the prior period as weather delays from the Spring season pushed volumes into the third quarter.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 487 thousand tons for dry nutrients and approximately 514 thousand tons for liquid nutrients at September 30, 2019, compared to approximately 476 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at September 30, 2018.

Tons of product sold for three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Primary nutrients	287	214	1,054	1,072
Specialty nutrients	95	108	468	541
Other	13	13	42	42
Total tons	395	335	1,564	1,655

In the table above, primary nutrients is comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micronutrients for wholesale and farm center businesses, as well as the lawn business. Other tons include those from the cob business.

Rail Group

The Rail Group results declined mainly due to fewer car sales than the prior year. Leasing income slightly decreased from the prior year as the group faced headwinds in the Sand and Ethanol markets as well as lower lease renewal rates. Average utilization rates decreased from 93.4 percent in the third quarter of 2018 to 89.2 percent in the third quarter of 2019 as the group made an opportunistic purchase of 1,100 idle railcars at the end of the quarter. Excluding the additional cars that were purchased in the third quarter, utilization rates would have been steady at 93.2 percent. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2019 were 24,864 compared to 22,509 at September 30, 2018.

The leasing business is showing signs of weakening with decreased loading volumes particularly in the frac sand and ethanol markets. However, we expect utilization rates to stay above 90% and cars under lease to continue to increase.

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

Comparison of the three months ended September 30, 2019 with the three months ended September 30, 2018 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,580,157	$254,055	$109,446	$39,097	$—	$1,982,755
Cost of sales and merchandising revenues	1,505,405	247,345	93,595	27,269	—	1,873,614
Gross profit	74,752	6,710	15,851	11,828	—	109,141
Operating, administrative and general expenses	69,662	3,971	21,970	5,334	6,181	107,118
Interest expense (income)	7,869	210	1,831	4,211	(146)	13,975
Equity in earnings (losses) of affiliates, net	(98)	(3,630)	—	—	—	(3,728)
Other income (expense), net	876	417	510	854	(59)	2,598
Income (loss) before income taxes	(2,001)	(684)	(7,440)	3,137	(6,094)	(13,082)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,633)	—	—	—	(1,633)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(2,001)	$949	$(7,440)	$3,137	$(6,094)	$(11,449)

	Three months ended September 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$342,610	$195,669	$104,188	$43,112	$—	$685,579
Cost of sales and merchandising revenues	326,819	187,888	88,646	28,362	—	631,715
Gross profit	15,791	7,781	15,542	14,750	—	53,864
Operating, administrative and general expenses	26,083	3,355	22,829	6,636	7,083	65,986
Interest expense (income)	2,126	(784)	1,315	2,602	(83)	5,176
Equity in earnings (losses) of affiliates, net	2,412	4,813	—	—	—	7,225
Other income (expense), net	92	553	626	220	4,943	6,434
Income (loss) before income taxes	(9,914)	10,576	(7,976)	5,732	(2,057)	(3,639)
Income (loss) before income taxes attributable to the noncontrolling interests	—	223	—	—	—	223
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(9,914)	$10,353	$(7,976)	$5,732	$(2,057)	$(3,862)

Trade Group

Operating results for the Trade Group increased by $7.9 million compared to the results of the same period last year. Sales and merchandising revenues increased by $1,237.5 million and cost of sales and merchandising revenues increased $1,178.6 million for a favorable net gross profit impact of $59.0 million. Substantially all of the gross profit increase was a direct result of acquiring LTG and Thompsons and reflect strong merchandising results.

Operating, administrative and general expenses increased by $43.6 million. The acquisition of the remaining equity in LTG and Thompsons accounted for substantially all of this increase. Included in the increased expenses are acquisition related items, such as, $2.6 million of stock-based compensation expense and $2.4 million of incremental depreciation and amortization expenses.

Interest expense increased $5.7 million due to the increased debt levels resulting from the acquisition and higher borrowing rates.

Equity in earnings of affiliates decreased by $2.5 million as LTG and Thompsons are now consolidated entities.

Ethanol Group

Operating results for the Ethanol Group declined $9.4 million from the same period last year. Sales and merchandising revenues increased $58.4 million and cost of sales and merchandising revenues increased $59.5 million compared to 2018 results, primarily attributable to the LTG acquisition. Gross profit decreased by $1.1 million compared to 2018 results due to a compressed industry margin environment.

Operating, administrative and general expenses increased $0.6 million primarily due to an increase in labor and benefits, most of which was from the addition of the LTG ethanol trading team.

Interest expense increased $1.0 million due to the prior period capitalization of interest related to the construction of the ELEMENT facility.

Equity in earnings of affiliates decreased $8.4 million as a result of the unconsolidated ethanol LLCs experiencing compressed margins from higher corn costs.

Plant Nutrient Group

Operating results for the Plant Nutrient Group increased by $0.5 million compared to the same period in the prior year. Sales and merchandising revenues increased $5.3 million. This was driven by a slight increase in primary and specialty ton volumes, mostly from weather delays in the prior quarter that shifted to the current period. Cost of sales and merchandising revenues and gross profit increased by $4.9 million and $0.3, respectively, due to the slight increase in sales volumes.

Interest expense increased $0.5 million from carrying higher levels of inventories into the quarter due to the wet weather that delayed and reduced planting.

Rail Group

Operating results declined $2.6 million from the same period last year while sales and merchandising revenues decreased $4.0 million. This decrease was driven by a $5.6 million decrease in car sale income as a result of lower scrap rates from the prior year, which was partially offset by increases of $0.9 million and $0.7 million in leasing and repair revenues, respectively. Cost of sales and merchandising decreased $1.1 million compared to the prior year due to lower car sales volumes from the prior year. As a result, gross profit decreased $2.9 million compared to last year.

Operating, administrative and general expenses decreased $1.3 million driven by more efficient labor costs within the repair business.

Interest expense increased $1.6 million due to higher debt balances and higher borrowing.

Other

Operating, administrative and general expenses decreased $0.9 million due to costs related to due diligence for the LTG acquisition that did not recur in the current year.

Income Taxes

For the three months ended September 30, 2019, the Company recorded an income tax benefit of $7.2 million at an effective rate of 55.1%. For the three months ended September 30, 2018, the Company recorded an income tax benefit of $1.8 million at an effective tax rate of 48.5%. The increase in effective tax rate for the three months ended September 30, 2019 as compared to the same period last year primarily attributed to the impacts of the current period loss before taxes and additional tax benefits from federal tax credits and permanent provision to return items. During the three months ended September 30, 2019, the company recognized a tax benefit of $3.9 million for federal Research & Development Credits (“R&D Credits”) related to tax years 2015 to 2018 as well as an estimated year-to-date tax benefit for federal R&D Credits for the 2019 tax year.

Comparison of the nine months ended September 30, 2019 with the nine months ended September 30, 2018 including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$4,944,483	$708,029	$508,548	$123,528	$—	$6,284,588
Cost of sales and merchandising revenues	4,697,896	693,199	432,965	80,995	—	5,905,055
Gross profit	246,587	14,830	75,583	42,533	—	379,533
Operating, administrative and general expenses	210,073	12,617	66,218	21,225	17,252	327,385
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income)	29,028	(1,520)	6,478	12,071	(444)	45,613
Equity in earnings (losses) of affiliates, net	(1,843)	(524)	—	—	—	(2,367)
Other income (expense), net	1,706	695	1,647	1,392	1,209	6,649
Income (loss) before income taxes	4,268	3,904	4,534	10,629	(15,599)	7,736
Income (loss) before income taxes attributable to the noncontrolling interests	—	(2,265)	—	—	—	(2,265)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$4,268	$6,169	$4,534	$10,629	$(15,599)	$10,001

	Nine months ended September 30, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$983,737	$571,090	$542,911	$134,982	$—	$2,232,720
Cost of sales and merchandising revenues	908,834	553,756	467,965	94,122	—	2,024,677
Gross profit	74,903	17,334	74,946	40,860	—	208,043
Operating, administrative and general expenses	77,298	10,337	64,210	18,730	19,521	190,096
Asset impairment	1,564	—	—	4,708	—	6,272
Interest expense (income)	9,018	(1,098)	4,397	7,688	(5)	20,000
Equity in earnings (losses) of affiliates, net	9,909	10,692	—	—	—	20,601
Other income (expense), net	615	1,741	1,900	911	5,782	10,949
Income (loss) before income taxes	(2,453)	20,528	8,239	10,645	(13,734)	23,225
Income (loss) before income taxes attributable to the noncontrolling interests	—	(175)	—	—	—	(175)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(2,453)	$20,703	$8,239	$10,645	$(13,734)	$23,400

Trade Group

Operating results for the Trade Group increased by $6.7 million compared to the results of the same period last year. Sales and merchandising revenues increased $3,960.7 million and cost of sales and merchandising revenues increased $3,789.1 million for an increase in net gross profit of $171.7 million. Substantially all of the gross profit increase was a direct result of acquiring LTG and Thompsons and reflect strong merchandising results.

Operating, administrative and general expenses increased $132.8 million. The acquisition of the remaining equity in LTG and Thompsons accounted for substantially all of this increase. Included in the increased expenses are several purchase accounting related items, such as, $7.3 million of stock-based compensation expense, $7.2 million of incremental depreciation and amortization expense and $6.9 million of other transaction-related costs.

Interest expense increased $20.0 million primarily due to the acquisition and increased borrowing rates. The Company also wrote off $0.6 million in deferred financing fees in conjunction with its new credit facility.

Equity in earnings of affiliates decreased by $11.8 million as LTG and Thompsons are now consolidated entities.

Ethanol Group

Operating results for the Ethanol Group decreased $14.5 million from the same period last year. Sales and merchandising revenues increased $136.9 million and cost of sales and merchandising revenues increased $139.4 million compared to 2018 results. The incremental sales and a majority of the increased cost of sales are attributable to the LTG acquisition. Lower average sales prices from an oversupply of ethanol in the market as well as higher corn costs resulted in decreased gross profit of $2.5 million.

Operating, administrative and general expenses increased $2.3 million primarily due to the ELEMENT facility coming online in the third quarter and an increase in labor and benefits, most of which was from the addition of the acquired LTG trading team.

Interest expense decreased $0.4 million due to the capitalization of interest related to the construction of the ELEMENT facility.

Equity in earnings of affiliates decreased $11.2 million as a result of higher corn costs compressing sales margins.

Plant Nutrient Group

Operating results for the Plant Nutrient Group decreased $3.7 million compared to the same period in the prior year. Sales and merchandising revenues decreased $34.4 million. This was driven by a significant decrease in primary and specialty ton volumes. The volume decreases are due to unfavorable weather conditions as well as volumes in the lawn business that did not recur in the current year. Cost of sales and merchandising revenues decreased by $35.0 million following the decrease in sales. While primary nutrient volumes decreased, improved margins more than offset the volume decrease which lead to an increased gross profit of $0.6 million.

Operating, administrative and general expenses increased $2.0 million primarily due to increases in rent and storage from holding more product on hand and unfavorable production costs resulting from low volumes due to weak market conditions.

Interest expense increased $2.1 million from carrying higher levels of inventories into the quarter due to the wet weather that delayed and reduced planting.

Rail Group

Operating results for the Rail Group remained flat from the same period in the prior year. While operating results remained flat, sales and merchandising revenues decreased $11.5 million. This decrease in revenues was driven by a decrease of $20.0 million in car sale revenues as the Company sold more cars in 2018 when scrap rates were more favorable. This decrease in revenues was partially offset by an increase of $6.0 million in leasing revenues due to higher utilization rates with more cars on lease and $2.5 million in repair and other revenues. Cost of sales and merchandising revenues decreased $13.1 million compared to the prior year due to lower car sales and improved margins in rail repairs.

Operating, administrative and general expenses decreased $2.2 million from the prior year. The prior period results included a $4.7 million impairment charge on idle fleet assets. Partially offsetting the prior period impairment is an increase of $2 million of bad debt expense in the current period.

Interest expense increased $4.4 million due to higher debt balances and higher borrowing.

Other

Operating, administrative and general expenses decreased $2.3 million due to severance, acquisition due diligence costs and other IT implementation costs reflected in 2018 which did not recur in 2019.

Income Taxes

For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $1.7 million at an effective rate of (21.4)%. For the nine months ended September 30, 2018, the Company recorded income tax expense of $5.7 million at an effective tax rate of 24.4%. The decrease in effective tax rate for the nine months ended September 30, 2019 as compared to the same period last year was primarily attributed to lower pre-tax book income as compared to the prior year, and the impact of discrete net tax benefits from provision to return items and federal income tax credits including a tax benefit of $3.9 million for federal Research & Development Credits (“R&D Credits”) related to tax years 2015 to 2018 as well as an estimated year-to-date tax benefit for federal R&D Credits for the 2019 tax year.

Liquidity and Capital Resources
Working Capital
At September 30, 2019, the Company had working capital of $423.3 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2019	September 30, 2018	Variance
Current Assets:
Cash, cash equivalents and restricted cash	$21,299	$16,820	$4,479
Accounts receivable, net	523,110	206,380	316,730
Inventories	741,086	490,331	250,755
Commodity derivative assets – current	120,510	76,861	43,649
Other current assets	82,197	58,374	23,823
Assets held for sale	573	29,527	(28,954)
Total current assets	$1,488,775	$878,293	$610,482
Current Liabilities:
Short-term debt	138,249	132,000	6,249
Trade and other payables	594,708	344,406	250,302
Customer prepayments and deferred revenue	35,274	38,242	(2,968)
Commodity derivative liabilities – current	67,606	91,403	(23,797)
Accrued expenses and other current liabilities	162,749	68,925	93,824
Current maturities of long-term debt	66,899	15,677	51,222
Total current liabilities	$1,065,485	$690,653	$374,832
Working Capital	$423,290	$187,640	$235,650
September 30, 2019 current assets increased $610 million in comparison to September 30, 2018. This increase was related to the Trade Group as the current assets balance for the group increased by $603 million from the prior year due to the LTG acquisition. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $375 million compared to the prior year primarily due to the acquisition of LTG, and the debt related changes detailed in Note 4, Debt.
Sources and Uses of Cash
Operating Activities
Our operating activities provided cash of $319.6 million and $28.8 million in the first nine months of 2019 and 2018, respectively. The increase in cash provided was due to changes in working capital, as discussed above, driven primarily by increased activity from the Lansing acquisition.

Investing Activities
Investing activities used cash of $334.9 million through the first nine months of 2019 compared to cash used of $115.9 million in the prior year. Cash used for the acquisition of business increased $149.6 million due to the LTG acquisition.
In 2019, we expect to spend up to a total of $111 million for the purchase of railcars and related leases and capitalized modifications of railcars. We also expect these purchases to be funded from sales and dispositions of railcars or non-recourse debt of approximately $100 million during the year.
In addition to the construction of the bio-refinery, total capital spending for 2019 on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $128 million.

Financing Activities
Financing activities provided cash of $12.3 million and $69.0 million for the nine months ended September 30, 2019 and 2018, respectively. This was largely due to an increase in proceeds from new debt issued to finance the LTG acquisition offset by a reduction in short-term borrowing used to finance working capital.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,628.7 million in borrowings. This amount includes $70.0 million of capacity of ELEMENT LLC, $200.0 million of capacity of The Andersons Railcar Leasing Company LLC and $181.2 million of capacity of Thompsons, all of which is non-recourse to the Company. Of that total, the Company had $1,207.7 million available for borrowing at September 30, 2019.

We paid $16.6 million in dividends in the first nine months of 2019 compared to $14.0 million in the prior year. We paid $0.17 per common share for the dividends paid in January, April and July of 2019 and $0.165 per common share for the dividends paid in January, April and July of 2018. On August 23, 2019 we declared a cash dividend of $0.17 per common share payable on October 22, 2019 to shareholders of record on October 1, 2019.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of September 30, 2019. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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

Contractual Obligations

Future payments due under contractual obligations at September 30, 2019 are as follows:

	Payments Due by Period
(in thousands)	2019 (remaining three months)	2020-2021	2022-2023	After 2023	Total
Long-term debt, recourse	$44,192	$133,096	$312,667	$325,801	$815,756
Long-term debt, non-recourse	4,829	130,859	9,961	6,370	152,019
Interest obligations (a)	32,978	58,858	15,450	29,241	136,527
Operating leases (b)	8,612	39,845	19,277	10,748	78,482
Finance leases	1,140	19,947	4,683	18,184	43,954
Purchase commitments (c)	1,809,263	909,153	6,498	—	2,724,914
Other long-term liabilities (d)	3,317	6,711	6,804	24,695	41,527
Construction commitment (e)	5,199	—	—	—	5,199
Total contractual cash obligations	$1,909,530	$1,298,469	$375,340	$415,039	$3,998,378
(a) Future interest obligations are calculated based on interest rates in effect as of September 30, 2019 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Approximately 43% of the operating lease commitments above relate to Rail Group assets that the Company leases from financial intermediaries.
(c) Includes the amounts related to purchase obligations in the Company's operating units, including $2,398 million for the purchase of commodities, including grain from producers and $246 million for the purchase of ethanol from the unconsolidated ethanol LLCs. Effective October 1, 2019, there will no longer be any purchase commitments from the unconsolidated ethanol LLCs as TAMH will be a consolidated entity. There are also forward commodities sales contracts, including those for grain and ethanol, to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Trade (formerly Grain) and Ethanol Groups in Item 1 of the 2018 Annual Report on Form 10-K for further discussion.
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
(e) In 2018, the Company entered into an agreement to construct a bio-refinery. The company expects to contribute $5.2 million for the remainder of 2019 to complete the construction of this plant.

At September 30, 2019, we had standby letters of credit outstanding of $32.8 million.

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

The following table describes our Rail Group asset positions at September 30, 2019:

Method of Control	Financial Statement	Units
Owned - railcars available for sale	On balance sheet – current	1,328
Owned - railcar assets leased to others	On balance sheet – non-current	21,394
Railcars leased from financial intermediaries	Off balance sheet	1,922
Railcars in non-recourse arrangements	Off balance sheet	177
Total Railcars		24,821
Locomotive assets leased to others	On balance sheet – non-current	24
Locomotives leased from financial intermediaries	Off balance sheet	4
Total Locomotives		28
Barge assets leased from financial intermediaries	Off balance sheet	15
Total Barges		15
In addition, we manage 963 railcars for third party customers or owners for which we receive a fee.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in market risk, specifically commodity and interest rate risk during the quarter ended September 30, 2019.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the results of this evaluation, management concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	37,174	$27.23	—	—
August 2019	—	—	—	—
September 2019	532	22.71	—	—
Total	37,706	$27.17	—	—
(1) During the three months ended September 30, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 8, 2019	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By /s/ Brian A. Valentine
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

101
Financial Statements from the interim report on Form 10-Q of The Andersons, Inc. for the period ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.