Form 10-K
period 2019-12-31
Andersons, Inc.
filed 2020-02-27
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to  .
Commission file number: 000-20557

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $837.0 million as of June 30, 2019, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had approximately 32.8 million common shares outstanding, no par value, at February 14, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2020, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company conducts business across North America in the trade, ethanol, plant nutrient and rail sectors.

Segment Descriptions

The Company's operations are classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is organized based upon the nature of products and services offered. See Note 13 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Trade Group

The Trade Group (formerly the Grain Group), through the completion of the Lansing Trade Group ("LTG") acquisition in the current year, has evolved into a diversified business focusing on logistics and merchandising across a wide range of commodities. The group specializes in the movement of physical commodities such as whole grains, grain products, feed ingredients, frac sand, domestic fuel products, and other agricultural commodities. The business also operates grain elevators across the U.S. and Canada where income is earned on commodities bought and sold through the elevator, commodities that are purchased and conditioned for resale, and commodities that are held in inventory until a future period, earning space income. Space income consists of appreciation or depreciation in the basis value of commodities held and represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and commodities stored for others upon which storage fees are earned. The Trade Group business also offers a number of unique grain marketing, risk management and corn origination services to its customers and affiliated ethanol facilities for which it collects fees.

Sales are negotiated by the Company's merchandising staff as commodity prices are not predetermined. As previously mentioned the Trade group has diversified the physical commodities that are sold, however, the principal commodities sold by the Company are corn, wheat and soybeans which are consistent with the prior year. Approximately 72% of commodity sales by the Company in 2019 were purchased by U.S. grain processors and feeders, and approximately 28% were exported. Most of the Company's exported commodity sales are made through intermediaries while some commodities are shipped directly to foreign countries, mainly Canada. The Company ships grain from its facilities by rail, truck, or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo or the Port of Houston. In addition, commodities are transported via truck for direct ship transactions in which producers sell grain to the Company, but delivered directly to the end user.

The Company's trade operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of commodities to the Company's facilities throughout the year. The Company makes commodity purchases at prices referenced to regulated commodity exchanges.

The Company competes in the sale of commodities with other public and private grain brokers, elevator operators and farmer owned cooperative elevators. Some of the Company's competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition for the purchase of grain is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are made using forward contracts.

The grain handling business is seasonal in nature in that the largest portion of the principal grains are harvested and delivered from the farm and commercial elevators typically in July for wheat and September through November for corn and beans, although a significant portion of the principal grains are bought, sold and handled throughout the year.

Fixed price purchase and sale commitments as well as commodities held in inventory expose the Company to risks related to adverse changes in market prices. Grain prices are typically comprised of two components, futures prices on regulated commodity exchanges and local basis adjustments. The Company manages the futures price risk by entering into exchange-traded futures and option contracts with regulated commodity exchanges. The contracts are economic hedges of price risk but are not designated or accounted for as hedging instruments. These regulated commodity exchanges maintain futures markets for the grains merchandised by the Company. Futures prices are determined by worldwide supply and demand.

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

Purchases of commodities can be made the day the product is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of commodities generally are made by contract for delivery in a future period. When the Company purchases commodities at a fixed price or at a price where a component of the purchase price is fixed via reference to a futures price on a regulated commodity exchange, it also enters into an offsetting sale of a futures contract on the regulated commodity exchange. Similarly, when the Company sells commodities at a fixed price, the sale is offset with the purchase of a futures contract on the regulated commodity exchange. At the close of business each day, inventory and open purchase and sale contracts as well as open futures and option positions are marked-to-market. Gains and losses in the value of the Company's ownership positions due to changing market prices are netted with, and substantially offset in the statement of operations by, losses and gains in the value of the Company's futures positions.

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

The Company has a lease and marketing agreement with Cargill, Incorporated for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill holds certain marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The marketing agreement contains a profit-sharing provision whereby cumulative earnings generated from the grain facilities are contractually shared. As of December 31, 2019, the lease of the Cargill-owned facilities covers approximately 4%, or 8.8 million bushels, of the Company's total storage space.

Ethanol Group

The Ethanol Group produces, purchases and sells ethanol, offers facility operations, risk management, and ethanol and corn oil marketing services to the ethanol plants it invests in and operates. Through the first nine months of 2019 the Ethanol Group held ownership interests in three limited liability companies (“the ethanol LLCs” or “LLCs”), each of which owned an ethanol plant that was operated by the Company's Ethanol Group. On October 1, 2019, the Ethanol Group entered into an agreement to merge the LLCs and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). As a result of the merger, the Company and Marathon Petroleum Corporation ("Marathon") own 50.1% and 49.9% of TAMH equity, respectively. The transaction resulted in the consolidation of TAMH’s results in the Company's financial statements effective October 1, 2019. Prior to October 1, 2019 the results of the Ethanol LLCs were accounted for under the equity method of accounting. The four ethanol plants within TAMH are located in Iowa, Indiana, Michigan, and Ohio. These plants have a combined nameplate capacity of 405 million gallons of ethanol.

The Company also owns 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. ("ICM") owns the remaining 49% interest.  In the current year ELEMENT completed the construction of a 70 million-gallon-per-year bio-refinery which began limited production in the third quarter of 2019.  ICM operates the facility under a management contract and managed the initial construction of the facility, while the Company provides corn origination, ethanol marketing, and risk management services. The Company fully consolidates ELEMENT's results in the Company's financial statements.

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

Lawn Products - Proprietary professional lawn care products are produced for the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also performs contract manufacturing services to sell fertilizer and control products to various markets.

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

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either included as operating leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. We are under contract to provide maintenance services for many of the Rail Group assets that we own or manage. Refer to the Properties section within Item 2 of Management's Discussion and Analysis for a breakdown of our railcar, locomotive and barge positions at December 31, 2019.

In the case of the Company's leased Rail Group assets, the Company's risk management philosophy is to match-fund the lease commitments where possible. Match-funding (in relation to lease transactions) means matching the terms of the financial intermediary funding arrangement with the lease terms of the customer in which the Company is both lessee and sublessor. If the Company is unable to match-fund, it will attempt to negotiate an early buyout provision within the funding arrangement to match the underlying customer lease. The Company does not attempt to match-fund lease commitments for Rail Group assets that are on its balance sheet.

Competition for marketing and fleet maintenance services is based primarily on price, service ability, and access to both used equipment and third-party financing. Repair facility competition is based primarily on price, quality and location.

Other

The Company's “Other” activities include corporate income, a small corporate venture fund and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project. The results of our former retail business, which was closed in 2017, are also included in "Other" activities.

Employees

The Andersons offers a broad range of full-time and part-time career opportunities. Each position in the Company is important to its success, and the Company recognizes the worth and dignity of every individual. The Company strives to treat each person with respect and utilize his or her unique talents. At December 31, 2019, the Company had 2,247 full-time and 73 part-time or seasonal employees.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2019.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://theandersonsinc.gcs-web.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.andersonsinc.com, and its investor relations website, www.theandersonsinc.gcs-web.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

The Company's operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-K and could have a material adverse impact on our financial results. These risks can be impacted by factors beyond our control as well as by errors and omissions on our part. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained elsewhere in this Form 10-K.

Certain of our business segments are affected by the supply and demand of commodities and are sensitive to factors outside of our control. Adverse price movements could negatively affect our profitability and results of operations.

Our Trade, Ethanol and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the commodity business in rapidly rising markets. In our Plant Nutrient business, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material used to produce ethanol and co-products is corn. As a result, an increase in the price of corn in the absence of a corresponding increase in petroleum-based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the Ethanol Group. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shifts in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and adversely impact income. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

Commodities - While we attempt to manage the risk associated with agricultural commodity price changes for our commodity inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our commodity derivatives, for example, do not perfectly correlate with the basis component of our commodity inventory and contracts. (Basis is defined as the difference between the local cash price of a commodity and the corresponding exchange-traded futures price.) Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large commodity position can significantly impact the profitability of the Trade business.

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

Natural gas - We rely on third parties for our supply of natural gas, which is consumed in the drying of wet grain, manufacturing of certain lawn products, pelleted lime and gypsum, and manufacturing of ethanol. The prices for and availability of natural gas are subject to market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather and overall economic conditions. Significant disruptions in the supply of natural gas could impair the operations of the ethanol facilities. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect future results of operations and financial position.

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

Frac Sand - In our Trade business we own a frac sand processing, logistics, and transloading operation. Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our financial condition and results of operations. The development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we process and transload and could have a material adverse effect on our financial condition and results of operations.

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

A significant part of our operations is regulated by environmental laws and regulations, including those governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. We cannot assure that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in our products. We are also exposed to residual risk because some of the facilities and land which we have acquired may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities which could significantly increase the cost of those operations.

Trade and Ethanol businesses - In our Trade and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the EPA. Other examples of government policies that can have an impact on our business include tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

International trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Trade disputes can lead to the implementing of tariffs on commodities in which we merchandise or otherwise use in our operations. This can lead to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the Company's geographic footprint, which would present challenges and uncertainties for our business. The imposition of new tariffs or uncertainty around future tariff levels can cause significant fluctuations in the futures and basis levels of agricultural commodities, impacting our earnings. We cannot predict the effects that future trade policy or the terms of any negotiated trade agreements and their impact on our business.

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

Demand for rail cars closely follows general economic activity and may be adversely affected by recession and general economic or sector related slowdowns.

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and our profit margins would suffer.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Trade and Ethanol businesses, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value. Within our rail repair business, major design improvements to loading, unloading and transporting of certain products can render existing (especially old) equipment obsolete.

Our substantial indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of commodities. Although we are and have been in compliance with these provisions, noncompliance could result in default and acceleration of long-term debt payments.

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

Our Trade and Ethanol businesses use derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.

A significant amount of purchases and sales within the Trade and Ethanol segment are made through forward contracting. In addition, the Company uses exchange traded and, to a lesser degree, over-the-counter contracts to reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party to one or more of our derivative contracts to not perform on its obligation.

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. A significant portion of the Company's assets are exposed to conditions in the Eastern Corn Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Trade, Ethanol and Plant Nutrient businesses. Higher basis levels or adverse crop conditions in the Eastern Corn Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

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

We are subject to global and regional economic downturns and related risks.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. The pace of economic improvement is uncertain, and there can be no assurance that economic and political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced global demand for agricultural commodities. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China.  Although cases have been confirmed in other countries, the outbreak has been largely concentrated in China where certain businesses have suspended or terminated operations, a portion of the population has been subject to self-imposed or mandatory quarantines and economic activity has slowed. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

The Company may not be able to effectively integrate businesses it acquires.

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

If our goodwill or amortizable intangible assets become impaired, then we could be required to record a significant charge to earnings.

GAAP requires us to test for goodwill impairment at least annually. In addition, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include prolonged declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.

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
The Company's design and implementation of its Enterprise Resource Planning system could face significant difficulties.

The Company is designing and implementing Enterprise Resource Planning ("ERP") systems, requiring significant capital and human resources to deploy. There is risk of such implementations being more expensive and taking longer to fully implement than originally planned, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, the ultimate costs and schedules are not yet known. If for any reason portions of the implementation are not successful, the Company could be required to expense rather than capitalize related amounts. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company's ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to the Company's core businesses, adverse customer reactions, loss of key information, delays in decision making, as well as unforeseen additional costs due to the inability to integrate vital information processes.

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

Agriculture and Ethanol Facilities

	Ethanol	Trade	Plant Nutrient
(in thousands)	Nameplate Capacity	Grain Storage	Dry Fertilizer Storage	Liquid Fertilizer Storage
Location	(gallons)	(bushels)	(tons)	(tons)
Canada	—	22,256	—	—
Colorado	—	1,586	—	—
Idaho	—	16,655	—	—
Illinois	—	16,164	56	11
Indiana	110,000	22,494	145	143
Iowa	55,000	—	—	70
Kansas	70,000	—	—	—
Kentucky	—	1,410	—	—
Louisiana	—	24,948	—	—
Michigan	130,000	28,710	70	47
Minnesota	—	1,717	—	47
Nebraska	—	18,714	—	45
New York	—	1,390	—	—
Ohio	110,000	41,912	188	64
Puerto Rico	—	—	—	10
Tennessee	—	2,506	—	—
Texas	—	6,152	—	—
Wisconsin	—	—	27	78
	475,000	206,614	486	515

The grain facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 80% of the total storage capacity noted above, which includes temporary pile storage, is owned, while the remaining 20% of the total capacity is leased from third parties.

The Plant Nutrient Group's wholesale nutrient and farm center properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns approximately 99% of the dry and liquid storage capacity noted above. The Company owns lawn fertilizer production facilities in Maumee, Ohio; Bowling Green, Ohio; Montgomery, Alabama; and Mocksville, North Carolina. The Company leases a 245,000 square foot distribution center and 159,000 square feet of a lawn fertilizer warehouse facility in Maumee, Ohio.

Rail Equipment

Equipment	Number of Units	Percentage of Fleet
Covered Hoppers	15,822	63.6%
Tanks	4,713	18.9%
Gondolas	1,094	4.4%
Open-top Hoppers	1,022	4.1%
Boxcars	947	3.8%
Pressure Differential Covered Hoppers	724	2.9%
Flat Cars	514	2.1%
Other	25	0.1%
Locomotives	23	0.1%
	24,884	100%

The Company’s revenue-generating equipment, either owned or long-term leased, consists of freight cars and locomotives as described below.

Covered hoppers - Have a permanent roof and are segregated based upon commodity density.  Lighter bulk commodities such as grain, fertilizer, flour, salt, plastics, DDGs and lime are shipped in medium, large and jumbo covered hoppers.  Heavier commodities like cement, fly ash, ground limestone and industrial sand are shipped in small cube covered hoppers.

Tanks - Transports liquid and gaseous commodities.

Gondolas - Supports metals markets, coal, aggregates and stone, and provides transport for woodchips and other bulk commodities.

Open-top hoppers - Transports heavy dry bulk commodities such as coal, coke, stone, sand, ores and gravel that are resistant to weather conditions.

Boxcars - Includes a variety of tonnages, sizes, door configurations and heights to accommodate a wide range of finished products, including building materials, metal products, minerals, cement and food products.

PD hoppers - Transports cement, fertilizers, flour, grain products, clay and sand that utilize a pressure differential (PD) system on the hopper cars that assists with unloading of the commodities from either side of the car.

Flat cars - Used for shipping bulk and finished goods, such as lumber, steel, pipe, plywood, drywall and pulpwood.

Other cars - Primarily leased refrigerator cars and barges.

Locomotives - Primarily to pull trains.

The Company operates 26 railcar repair facilities throughout the country.

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

Item 4. Mine Safety

We are committed to protecting the occupational health and well-being of each of our employees. Safety is one of our core values, and we strive to ensure that safe production is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. We have implemented intensive employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment through the development and coordination of requisite information, skills and attitudes. We believe that through these policies, we have developed an effective safety management system.

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 15. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 14, 2020, there were 1,098 shareholders of record and approximately 13,024 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since the end of 1996, its first year of trading on the Nasdaq market. Dividends paid from January 2018 to January 2020 are as follows:

Payment Date	Amount
1/23/2018	$0.165
4/23/2018	$0.165
7/23/2018	$0.165
10/22/2018	$0.165
1/23/2019	$0.170
4/22/2019	$0.170
7/22/2019	$0.170
10/22/2019	$0.170
1/23/2020	$0.175

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Equity Plans

The following table gives information as of December 31, 2019 about the Company's Common Shares that may be issued upon the exercise of options under all of its existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,091,137 (1)	$37.45	2,751,131 (2)
Equity compensation plans not approved by security holders (3)	467,002	34.87	48,323

(1)
This number includes 325,000 Non-Qualified Stock Options (“Options”), 263,410 total shareholder return-based performance share units, 263,242 earnings per share-based performance share units, and 239,485 restricted shares outstanding under The Andersons, Inc. 2019 Long-Term Performance Compensation Plan. This number does not include any shares related to the Employee Share Purchase Plan. The Employee Share Purchase Plan allows employees to purchase common shares at the lower of the market value on the beginning or end of the calendar year through payroll withholdings. These purchases are completed as of December 31.

(2)	This number includes 229,909 Common Shares available to be purchased under the Employee Share Purchase Plan and 2,521,222 shares available under equity compensation plans.

(3)
In connection with the Company’s acquisition of the interests in LTG the Company did not already own, the Company established the Lansing Acquisition 2018 Inducement and Retention Award Plan (the “Inducement Plan"). The Inducement Plan is to be used exclusively for the grant of equity awards to individuals who were not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment), as an inducement material to each such individual entering into employment with the Company and to replace existing LTG equity awards. The Company issued 608,680 shares of restricted stock under the Inducement Plan in multiple grants during 2019. Approximately 130,000 shares vested as of June 30, 2019. The remaining shares have vesting dates of January 1, 2020, April 1, 2020, January 1, 2021, April 1, 2021 and January 1, 2022. All awards under the Inducement Plan are subject to each such employee’s continued employment with the Company on such vesting dates. Unvested shares of restricted stock are entitled to vote, entitled to dividends (provided that the actual payment of dividends is conditioned upon the vesting of the shares) and are not transferable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	—	$—	—	—
November 2019	—	—	—	—
December 2019	2,111	24.01	—	—
Total	2,111	$24.01	—	—
(1) During the three months ended December 31, 2019, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Sale of Unregistered Securities

On January 2, 2019, in connection with the LTG acquisition, the Company issued 4.4 million shares of common stock as partial consideration to acquire the portion of LTG that the Company did not previously own. This represented approximately 38.9% of the total consideration paid by the Company. The Company relied on the exemption from registration provided by Regulation D and other applicable federal and state securities law exemptions.

Performance Graph

The graph below compares the total shareholder return on the Company's Common Shares to the cumulative total return for the Nasdaq U.S. Index and a Peer Group Index. The indices reflect the year-end market value of an investment in the stock of each company in the index, including additional shares assumed to have been acquired with cash dividends, if any. The Peer Group Index, weighted for market capitalization, includes the following companies:

Archer-Daniels-Midland Co.	Nutrien
GATX Corp.	The Greenbrier Companies, Inc.
Green Plains, Inc.	The Scott's Miracle-Gro Company
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2014 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

	Base Period	Cumulative Returns
	December 31, 2014	2015	2016	2017	2018	2019
The Andersons, Inc.	$100.00	$60.49	$87.04	$61.82	$60.51	$52.52
NASDAQ U.S.	100.00	106.96	116.45	150.96	146.67	200.49
Peer Group Index	100.00	69.52	88.21	91.49	82.70	93.85

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data for each of the five years in the period ended December 31, 2019 is derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7, and the Consolidated Financial Statements and notes thereto included in Item 8.

	For the year ended December 31,
(in thousands, except for per share and ratios and other data)	2019	2018	2017	2016	2015
Operating results
Sales and merchandising revenues (a)	$8,170,191	$3,045,382	$3,686,345	$3,924,790	$4,198,495
Gross profit	517,892	302,005	318,799	345,506	375,838
Equity in earnings of affiliates	(7,359)	27,141	16,723	9,721	31,924
Other income, net (b)	20,109	16,002	22,507	12,473	46,472
Net income (loss)	15,060	41,225	42,609	14,470	(11,322)
Net income (loss) attributable to The Andersons, Inc.	18,307	41,484	42,511	11,594	(13,067)
EBITDA (c)	233,968	171,560	87,356	123,949	85,219
EBITDA attributable to The Andersons, Inc. (c)	226,608	169,716	86,393	122,132	83,402
Financial position
Total assets	3,900,741	2,392,003	2,162,354	2,232,849	2,359,101
Working capital	505,423	189,848	260,495	258,350	241,485
Long-term debt, recourse (d)	693,831	349,834	418,339	397,065	436,208
Long-term debt, non-recourse (d)	331,024	146,353	—	—	—
Total equity	1,195,655	876,764	822,899	790,697	783,739
Cash flows / liquidity
Cash flows from (used in) operations	348,562	(35,519)	75,285	39,585	154,134
Depreciation and amortization	146,166	90,297	86,412	84,325	78,456
Cash invested in acquisitions (e)	(102,580)	(2,248)	(3,507)	—	(128,549)
Purchase of investments	(1,490)	(1,086)	(5,679)	(2,523)	(938)
Investments in property, plant and equipment and capitalized software	(165,223)	(142,579)	(34,602)	(77,740)	(72,469)
Net proceeds from (investment in) Rail Group assets (f)	(87,164)	(87,566)	(106,124)	(28,579)	(38,407)
Per share data (g)
Net income (loss) - basic	0.56	1.47	1.51	0.41	(0.46)
Net income (loss) - diluted	0.55	1.46	1.50	0.41	(0.46)
Dividends declared	0.6850	0.6650	0.6450	0.6250	0.5750
Year-end market value	25.28	29.89	31.15	44.70	31.63
Ratios and other data
Net income (loss) attributable to The Andersons, Inc. return on beginning equity attributable to The Andersons, Inc.	2.2%	5.1%	5.5%	1.5%	(1.6)%
Funded long-term debt to equity ratio (h)	0.8-to-1	0.6-to-1	0.5-to-1	0.5-to-1	0.6-to-1
Weighted average shares outstanding (000's)	32,570	28,258	28,126	28,193	28,288
Effective tax rate	46.4%	22.5%	307.6%	32.3%	2.1%
(a) Includes sales of $456.7 million in 2019, $625.2 million in 2018, $1,089.7 million in 2017, $854.6 million in 2016 and $872.1 million in 2015, pursuant to marketing and origination agreements between the Company and the unconsolidated ethanol LLCs, prior to the TAMH merger and consolidation of these entities in the fourth quarter of 2019. Sales amounts from 2019 are for the first nine months of the year, prior to the TAMH merger. In 2018, the adoption of ASC 606 led to a change in treatment of grain origination transactions that are now shown net versus gross. This change caused a decrease in revenue and an equal offsetting decrease to cost of sales.
(b) Includes $23.1 million for the gain on dilution and partial share redemption of the LTG investment in 2015.
(c) Earnings before interest, taxes, depreciation and amortization, or EBITDA and EBITDA attributable to The Andersons, Inc., are non-GAAP measures. The Company believes these EBITDA measures provide additional information to investors and others about its operations allowing an evaluation of underlying operating performance and period-to-period comparability. EBITDA and EBITDA attributable to The Andersons, Inc. is not and should not be considered as an alternative to net income as determined by generally accepted accounting principles.
(d) Excludes current portion of long-term debt but includes finance lease amounts.
(e) In 2015, the Company acquired 100% of the stock of Kay Flo Industries, Inc. In 2019, the Company acquired the remaining equity of Lansing Trade Group and Thompsons Limited and completed the TAMH merger.
(f) Represents the net of purchases of Rail Group assets offset by proceeds on sales of Rail Group assets.

(g) Earnings per share are calculated based on Income attributable to The Andersons, Inc.
(h) Calculated by dividing long-term debt by total year-end equity as stated under “Financial position.”

The following table sets forth our reconciliation of Net Income (Loss) to non-GAAP measures of EBITDA and EBITDA attributable to The Andersons, Inc.

	For the years ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net Income (Loss)	$15,060	$41,225	$42,609	$14,470	$(11,322)
Add:
Provision (benefit) for income taxes	13,051	11,931	(63,134)	6,911	(242)
Interest expense	59,691	27,848	21,567	21,119	20,072
Depreciation and amortization	146,166	90,297	86,412	84,325	78,456
EBITDA	233,968	171,301	87,454	126,825	86,964
Less:
Net income (loss) attributable to the noncontrolling interests	(3,247)	(259)	98	2,876	1,745
Provision (benefit) for income taxes attributable to the noncontrolling interests	12	—	—	—	—
Interest expense attributable to the noncontrolling interests	1,318	929	77	929	929
Depreciation and amortization attributable to the noncontrolling interests	9,277	915	886	888	888
EBITDA attributable to The Andersons, Inc.	$226,608	$169,716	$86,393	$122,132	$83,402

The Company uses earnings before taxes, interest, and depreciation and amortization (EBITDA) and EBITDA attributable to The Andersons, Inc., non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Management believes that EBITDA and EBITDA attributable to The Andersons, Inc. are useful measures of the Company’s performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. EBITDA and EBITDA attributable are not intended to replace or be alternatives to Net Income or Net Income attributable to The Andersons, Inc., the most directly comparable amounts reported under GAAP.

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

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is generally based on the nature of products and services offered. In January 2019, the Company completed the acquisition of 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The presentation here includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group, with the remaining pieces of the acquired business included in Ethanol as stated in the segment footnote (Note 13).

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the commodities that the business deals in will have a relatively equal impact on sales and cost of sales and a much less significant impact on gross profit. As a result, changes in sales between periods may not necessarily be indicative of the overall performance of the business and more focus should be placed on changes in gross profit.

Trade Group

The Trade Group's performance reflects an increase in merchandising activity through the acquisition of LTG which helped to offset the weak storage income from the grain elevator component business as adverse weather conditions severely impacted the geographic footprint of the Company's grain storage business early in the year. The group also recorded several asset impairments in the current year, the largest of which related to the Company's frac sand business as the industry has faced significant challenges due to the market penetration of in-basin sand and a prolonged reduction in oil and natural gas prices.

Total grain storage capacity, including temporary pile storage, was approximately 206.6 million bushels as of December 31, 2019 and 141.0 million bushels as of December 31, 2018. This increase in capacity is a result of the LTG acquisition. Commodity inventories on hand at December 31, 2019 were 152.8 million bushels, of which 6.4 million bushels were stored for others. This compares to 109.4 million bushels on hand at December 31, 2018, of which a de minimis amount were stored for others.

The group will focus on growth of originations, risk management services and the food ingredient business while monitoring macroeconomic events which could cause more volatility in the market.

Ethanol Group

The Ethanol Group remained profitable for the full year despite a challenging margin environment and recorded a large one time gain as a result of the TAMH merger. The Ethanol Group's current year results reflect higher sales volumes of ethanol from the recently acquired ethanol trading business and the newly constructed ELEMENT facility which are now being included in the Company's Consolidated Financial Statements. As we move into 2020, the Ethanol Group expects continued margin headwinds from a current oversupply of ethanol and the high corn basis across the Eastern Corn Belt.

Volumes shipped for the years ended December 31, 2019 and December 31, 2018 were as follows:

	Twelve months ended December 31,
(in thousands)	2019	2018
Ethanol (gallons)	542,146	451,306
E-85 (gallons)	47,708	61,382
Corn Oil (pounds)	48,702	20,348
DDG (tons)	446	158

The above table shows only shipped volumes that flow through the Consolidated Financial Statements of the Company. As the Company merged its former unconsolidated LLCs into the consolidated TAMH entity in the fourth quarter of 2019, these consolidated volumes in the fourth quarter are now included in the 2019 amounts above. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs for the first three quarters of 2019 and the whole year of 2018 is higher. However, the portion of this volume that was sold from the unconsolidated LLCs directly to their customers for the first nine months of 2019 is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's results decreased year-over-year due to a wet spring that compressed the planting time frame in areas that we supply and large profitable specialty nutrient manufacturing contracts that were entered into in the prior year which did not recur in the current year.

Total storage capacity at our wholesale nutrient and farm center facilities was approximately 486 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at December 31, 2019, which is similar to the prior year.

Looking ahead, the group expects to face a continued challenging margin environment and will remained focused on increasing sales and working capital management.

Tons of product sold for the years ended December 31, 2019 and December 31, 2018 were as follows:

(in thousands)	Twelve months ended December 31,
	2019	2018
Primary Nutrients	1,394	1,424
Specialty Nutrients	605	694
Other	56	56
Total tons	2,055	2,174

In the table above, primary nutrients are comprised of nitrogen, phosphorus, and potassium from our wholesale and farm center businesses. Specialty nutrients encompasses low-salt liquid starter fertilizers, micronutrients for wholesale and farm center businesses, as well as the lawn business. Other tons include those from the cob business.

Rail Group

The Rail Group's results were lower than the prior year. The reduction in earnings were driven by lower average lease rates, lower North American railcar loading and certain customer defaults particularly in the sand and ethanol markets. The average utilization rate (Rail Group assets under management that are in lease service, exclusive of those managed for third-party investors) was 92.4% for the year ended December 31, 2019 which was 1.5% higher than the prior year. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2019 were 24,884 compared to 23,463 at December 31, 2018.

The Rail Group expects continued pressure on new and renewing lease rates across most commodities throughout 2020. The utilization rates, however, are expected to remain above 90 percent. The group is also looking for additional growth on its repair business as we expand our network.

Other

In 2019, the Company acquired the remaining interest not previously owned in LTG and in 2018 incurred $6.5 million in one-time expenses related to the acquisition.

The Company's “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including a significant portion of our ERP project and retail from the prior year.

Results for Fiscal 2018 compared to Fiscal 2017

For comparisons of the Company's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended December 31, 2018 to December 31, 2017, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

On February 12, 2020, we furnished a Current Report on Form 8-K to the SEC that included a press release issued that same day announcing the fourth quarter and full-year financial results for the period ended December 31, 2019, which was furnished as Exhibit 99.1 thereto (the "Earnings Release"). The Earnings Release reported: (a) Other current assets of $92.3 million and (b) Goodwill of $137.8 million, (c) Accrued expenses and other current liabilities of $190.6 million, (d) Deferred income taxes of $149.4 million and (e) Total equity of $1,201.0 million as of December 31, 2019.  The Consolidated Balance Sheet and accompanying notes in this Form 10-K reports (a) Other current assets of $75.7 million and (b) Goodwill of $135.4 million, (c) Accrued expenses and other current liabilities of $176.4 million, (d) Deferred income taxes of $146.2 million and (e) Total equity of $1,195.7 million as of December 31, 2019. Subsequent to the Earnings Release, we recorded an adjustment related to deferred taxes in conjunction with purchase price accounting finalization of the LTG acquisition.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 13 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$6,387,744	$968,779	$646,730	$166,938	$—	$8,170,191
Cost of sales and merchandising revenues	6,052,519	942,341	547,626	109,813	—	7,652,299
Gross profit	335,225	26,438	99,104	57,125	—	517,892
Operating, administrative and general expenses	279,502	17,417	84,719	27,132	28,072	436,842
Asset impairment	38,536	—	2,175	—	501	41,212
Interest expense (income)	35,202	584	7,954	16,486	(535)	59,691
Equity in earnings (losses) of affiliates, net	(6,835)	(524)	—	—	—	(7,359)
Other income (expense), net	10,070	37,199	4,903	1,583	1,568	55,323
Income (loss) before income taxes	(14,780)	45,112	9,159	15,090	(26,470)	28,111
Income (loss) before income taxes attributable to the noncontrolling interests	—	(3,247)	—	—	—	(3,247)
Non-GAAP Income (loss) before income taxes, attributable to The Andersons, Inc.	$(14,780)	$48,359	$9,159	$15,090	$(26,470)	$31,358

	Year ended December 31, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,433,660	$747,009	$690,536	$174,177	$—	$3,045,382
Cost of sales and merchandising revenues	1,307,121	725,289	591,635	119,332	—	2,743,377
Gross profit	126,539	21,720	98,901	54,845	—	302,005
Operating, administrative and general expenses	105,190	13,768	82,867	24,897	31,150	257,872
Asset impairment	1,564	—	—	4,708	—	6,272
Interest expense (income)	11,845	(1,890)	6,499	11,377	17	27,848
Equity in earnings (losses) of affiliates, net	12,932	14,209	—	—	—	27,141
Other income (expense), net	843	2,766	2,495	3,516	6,382	16,002
Income (loss) before income taxes	21,715	26,817	12,030	17,379	(24,785)	53,156
Income (loss) before income taxes attributable to the noncontrolling interests	—	(259)	—	—	—	(259)
Non-GAAP Income (loss) before income taxes, attributable to The Andersons, Inc.	$21,715	$27,076	$12,030	$17,379	$(24,785)	$53,415

The Company uses Income (loss) before income taxes, attributable to The Andersons, Inc., a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Management believes that Income (loss) before income taxes, attributable to The Andersons, Inc. is useful measures of the Company’s performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. This measure is not intended to replace or be alternatives to Net Income or Net Income attributable to The Andersons, Inc., the most directly comparable amounts reported under GAAP.

Comparison of 2019 with 2018

Trade Group

Operating results for the Trade Group decreased $36.5 million compared to prior year results. Sales and merchandising revenues increased $4,954.1 million compared to prior year amounts which was largely offset as cost of sales and merchandising revenues increased by $4,745.4 million for an increase in gross profit of $208.7 million. Substantially all of the gross profit increase from the prior year was a direct result of acquiring the remaining equity in LTG and Thompsons on January 1, 2019.

Operating, administrative and general expenses increased $174.3 million compared to prior year results. The acquisition of the remaining equity in LTG and Thompsons accounted for substantially all of this increase as the business is significantly larger. Also, included in the increased expenses are purchase accounting and other acquisition-related items, such as, $9.3 million of stock-based compensation expense, $10.2 million of incremental depreciation and amortization expenses and $7.8 million of other transaction related expenses.

The Trade Group recorded asset impairment charges of $38.5 million and $1.6 million in 2019 and 2018, respectively. The current year asset impairment charges include a $34.8 million impairment of the Company's Frac Sand business following a fundamental shift in the operating environment in the areas we are located and $3.7 million related to the Company's Tennessee assets, as it continued to dispose of its remaining assets in this region.

Interest expense increased $23.4 million due to higher debt levels resulting from the acquisition and higher borrowing rates.

Equity in earnings of affiliates decreased $19.8 million as LTG and Thompsons, previously accounted for on the equity method, were fully consolidated entities as of January 1, 2019. The loss in the current year primarily relates to one investment that realized losses and the Company recorded an other-than-temporary impairment charge of approximately $5.0 million.

Ethanol Group

Operating results for the Ethanol Group increased $21.3 million from the prior year. Sales and merchandising revenues increased $221.8 million and cost of sales and merchandising revenues increased $217.1 million compared to prior year results primarily attributable to the TAMH merger and the LTG acquisition. Gross profit increased by $4.7 million from increased sales volumes as a result of increased merchandising activity due to the LTG acquisition.

Operating, administrative and general expenses increased $3.6 million from the prior year due to the ELEMENT facility commencing operations in 2019, and the impact of the TAMH merger in October 2019. Prior to the merger, the Company's share of operating, administrative and general expenses would have been recognized in equity earnings.

Interest expense increased $2.5 million due to the cessation of the capitalization of interest related to the construction of the ELEMENT facility which was completed in 2019.

Equity in earnings of affiliates decreased $14.7 million as a result of the unconsolidated ethanol LLCs experiencing compressed margins from higher corn costs for the first three quarters of the year. The fourth quarter 2019 results of the previously unconsolidated ethanol LLCs are now included in the consolidated financial results of the Company.

Plant Nutrient Group

Operating results for the Plant Nutrient Group decreased $2.9 million compared to the same period in the prior year. Sales and merchandising revenues decreased $43.8 million and cost of sales and merchandising revenues decreased $44.0 million from a significant decrease in primary and specialty ton volumes. The volume declines were due to a compressed Spring planting season as well as volumes in the lawn business that did not recur in the current year. The decrease in primary and specialty volumes was more than offset by improved pricing discipline and favorable raw material sourcing which led to an increased gross profit of $0.2 million for the group overall.

Operating, administrative and general expenses increased $1.9 million primarily due to increases in rent and storage costs from holding more product on hand and unfavorable production costs resulting in low volumes from weak market conditions.

Interest expense increased $1.5 million from carrying higher levels of inventories at the beginning of the year due to the wet weather that delayed and reduced planting.

Rail Group

Operating results for the Rail Group decreased $2.3 million from the same period in the prior year. Sales and merchandising revenues decreased $7.2 million and cost of sales and merchandising revenues decreased $9.5 million compared to prior year results. The decreased revenues were driven by a decrease of $13.7 million in car sale revenues as the Company sold more cars in 2018 when scrap rates were more favorable and was partially offset by an increase of $4.7 million in leasing revenues due to higher utilization rates with more cars on lease and an increase of $1.7 million in repair and other revenues.

Operating, administrative and general expenses increased $2.2 million from the prior year primarily from the impact of headwinds in the frac sand and ethanol industries, resulting in an additional $2.7 million of bad debt expense being incurred in the current year.

Asset impairment charges of $4.7 million were recorded in the prior year from a decision to scrap certain idled, out-of-favor cars during the second quarter of 2018, taking advantage of high scrap prices.

Interest expense increased $5.1 million due to higher borrowings, as the Company was a net buyer of rail cars in the current year.

Other income decreased $1.9 million due to a $2.4 million gain on the sale of barges in the prior year that did not recur in the current year.

Other Group

Operating, administrative and general expenses decreased $3.1 million due to severance, acquisition due diligence costs and other IT implementation costs reflected in 2018 which did not recur in 2019. Other income for 2018 includes $3.9 million of gains related to the sale of an investment and a $1.2 million gain related to the revaluation of another investment.

Income Taxes

In 2019, the Company recorded income tax expense of $13.1 million at an effective rate of 46.4%. In 2018, the Company recorded income tax expense of $11.9 million at an effective tax rate of 22.5%. The increase in effective tax rate as compared to the same period last year was primarily attributed to the impact of an acquisition related permanent item related to the LTG acquisition. This was slightly offset by the impact of discrete net tax benefits from provision to return items and federal income tax credits including a tax benefit of $6.5 million for Federal Research & Development Credits (“R&D Credits”) related to tax years 2015 to 2019.

Liquidity and Capital Resources

Working Capital

At December 31, 2019, the Company had working capital of $505.4 million, an increase of $315.6 million from the prior year. This increase was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2019	December 31, 2018	Variance
Current Assets:
Cash and cash equivalents	$54,895	$22,593	$32,302
Accounts receivables, net	536,367	207,285	329,082
Inventories	1,170,536	690,804	479,732
Commodity derivative assets – current	107,863	51,421	56,442
Other current assets	75,681	51,095	24,586
Total current assets	1,945,342	1,023,198	922,144
Current Liabilities:
Short-term debt	147,031	205,000	(57,969)
Trade and other payables	873,081	462,535	410,546
Customer prepayments and deferred revenue	133,585	32,533	101,052
Commodity derivative liabilities – current	46,942	32,647	14,295
Accrued expenses and other current liabilities	176,381	79,046	97,335
Current maturities of long-term debt	62,899	21,589	41,310
Total current liabilities	1,439,919	833,350	606,569
Working capital	$505,423	$189,848	$315,575

December 31, 2019 current assets increased $922 million in comparison to prior year. This increase was primarily related to the Trade Group as the current assets balance for the group increased by $790 million from the prior year due to the LTG acquisition. Current assets also increased approximately $122 million as a result of the TAMH merger in the current year. Accounts receivable increased due primarily to a higher volume of commodity shipments compared to the prior year. See also the discussion below on additional sources and uses of cash for an understanding of the increase in cash from prior year.
Current liabilities increased $607 million compared to the prior year primarily due to the acquisition of LTG, the TAMH merger, and the debt related changes detailed in Note 4, Debt.

Sources and Uses of Cash 2019 compared to 2018

Operating Activities and Liquidity

Our operating activities provided cash of $348.6 million in 2019 compared to cash used in operations of $35.5 million in 2018. The increase in cash provided was due to changes in working capital, as discussed above, driven primarily by increased activity from the LTG acquisition.

Net income taxes of $2.0 million were paid in 2019 and net income taxes of $5.4 million were received in 2018.

Investing Activities

Investing activities used $325.0 million in 2019 compared to $186.0 million used in 2018. The increase was largely driven by the LTG acquisition in the current year. Cash used for the purchases of property, plant, equipment, and capitalized software increased $22.6 million primarily due to costs associated with the construction of the bio-refinery facility in 2018 and 2019.

Purchases of Rail Group assets were $105.3 million in the current year compared to $167.0 million in the prior year as the Company replaced idle and scrapped cars with newer cars under lease. Proceeds from the sale of Rail Group assets were $18.1 million in 2019 and $79.4 million in 2018. The decrease is primarily due to the unfavorable scrap rates in the current year. As such, net spend on Rail assets decreased $0.4 million compared to the prior year.

Capital spending of $161.0 million for 2019 on property, plant and equipment includes: Trade - $31.2 million; Ethanol - $104.0 million; Plant Nutrient - $20.4 million; Rail - $1.8 million; and $3.5 million in corporate / enterprise resource planning project spending.

Proceeds from the sale of assets decreased $16.9 million due to the 2018 sale of three Tennessee grain locations and the sale of a corporate investment that exceeded the 2019 facility sales in the current year.

We expect to spend approximately $150.0 million in 2020 on conventional property, plant and equipment. Which includes Trade - $49.0 million; Ethanol - $21.0 million; Plant Nutrient - $20.0 million; Rail - $56.0 million; and $4.0 million in corporate.

Financing Arrangements

Net cash provided by financing activities was $8.7 million in 2019, compared to $209.2 million in 2018. This was largely due to an increase in proceeds from new debt issued to finance the LTG acquisition offset by a reduction in short-term borrowing used to finance working capital. Further, in 2018 we received proceeds from our noncontrolling interest owner related to their 49% investment in the ELEMENT bio-refinery facility, which incurred significant construction costs.

As of December 31, 2019, the Company was party to borrowing arrangements with a syndicate of banks that provide a total of $1,777.8 million in borrowings. This amount includes $70.0 million for ELEMENT, $200.0 million for The Andersons Railcar Leasing Company LLC and $130 million for TAMH, all of which are non-recourse to the Company. Of that total, we had $1,305.3 million available for borrowing at December 31, 2019. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses.

The Company paid $22.1 million in dividends in 2019 compared to $18.6 million in 2018. The Company paid $0.170 per common share for the dividends paid in January, April, July and October 2019, and $0.165 per common share for the dividends paid in January, April, July and October 2018. On December 13, 2019, we declared a cash dividend of $0.175 per common share, payable on January 23, 2020 to shareholders of record on January 2, 2020.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2019. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.

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

Contractual Obligations

Future payments due under contractual obligations at December 31, 2019 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt, recourse	$36,013	$113,219	$190,574	$368,893	$708,699
Long-term debt, non-recourse	9,250	209,750	31,113	89,802	339,915
Interest obligations (a)	39,898	63,097	44,985	77,707	225,687
Finance Leases	17,636	3,641	3,429	14,432	39,138
Operating leases	28,145	32,804	15,454	6,956	83,359
Purchase commitments (b)	3,288,084	102,784	—	—	3,390,868
Other long-term liabilities (c)	2,602	3,953	3,140	7,078	16,773
Construction commitment (d)	3,906	—	—	—	3,906
Total contractual cash obligations	$3,425,534	$529,248	$288,695	$564,868	$4,808,345
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2019 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Includes the amounts related to purchase obligations in the Company's operating units, including $3,277 million for the purchase of grain from producers. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Grain and Ethanol Groups in Item 1 of this Annual Report on Form 10-K for further discussion.
(c) Other long-term liabilities include estimated obligations under our retiree healthcare programs and principal and interest payments for the financing arrangement on our headquarters. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments through 2024 have considered recent payment trends and actuarial assumptions.
(d) In 2018, the Company entered into an agreement to construct a bio-refinery. The facility is substantially complete, and the remaining construction commitment will be paid in 2020.

At December 31, 2019, we had standby letters of credit outstanding of $28.0 million.

Off-Balance Sheet Transactions

Our Rail Group utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. We also arrange non-recourse lease transactions under which we sell assets to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary and receive a fee for such services. We have a total of 332 railcars that would be considered off balance sheet at December 31, 2019.

Industrial Revenue Bonds.

On December 3, 2019, we closed an industrial revenue bond transaction with the City of Colwich, Kansas (the "City") in order to receive a 20-year real property tax abatement on our renovated and newly-constructed ELEMENT ethanol facility.  Pursuant to this transaction, the City issued a principal amount of $166.1 million of its industrial revenue bonds to us and then used the proceeds to purchase the land and facility from us.  The City then leased the facilities back to us under a capital lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Subsequent to the issuance of the bonds, the Company redeemed $165.1 million of the bonds, leaving $1 million issued and outstanding. Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  The bonds' maturity date is 2029, at which time the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred. We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the capital lease obligation with the bond asset. No amount for our obligation under the capital lease is reflected on our Consolidated Balance Sheet, nor do we reflect an amount for the corresponding industrial revenue bond asset (Note 15).

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

Management believes that the accounting for commodity inventories and commodity derivative contracts, including adjustments for counterparty risk, impairment of long-lived assets, goodwill and equity method investments and business combinations involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

Commodity Inventories and Derivative Contracts

Commodity inventories are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company marks to market all forward purchase and sale contracts for commodities and ethanol, over-the-counter grain and ethanol contracts, and exchange-traded futures and options contracts. The overall market for commodity inventories is very liquid and active; market value is determined by reference to prices for identical commodities a regulated commodity exchange (adjusted primarily for transportation costs); and the Company's commodity inventories may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counterparty. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of cost of sales and merchandising revenues in the statement of operations.

Impairment of Long-Lived Assets, Goodwill, and Equity Method Investments

The Company's business segments are each highly capital intensive and require significant investment. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This is done by evaluating the recoverability based on undiscounted projected cash flows, excluding interest. If an asset group is considered impaired, the impairment loss to be recognized is measured as the amount by which the asset group's carrying amount exceeds its fair value.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. The quantitative review for impairment takes into account our estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. These factors are discussed in more detail in Note 19, Goodwill and Intangible Assets.

As part of the Company's on-going assessment of goodwill, management determined that in the third quarter a triggering event occurred due to the Company's market capitalization being less than the carrying value for a prolonged period as there was a significant decline in the Company's share price. Accordingly, an interim impairment test was performed during the third quarter over the Company's goodwill as well as its other intangible and long-lived assets. Based on the results of the impairment test, none of the Company's reportable segments recorded an impairment charge. The results of our September 30, 2019 impairment test indicated the estimated fair values of all reporting units that have goodwill were in excess of their carrying values, with the Trade Group's Grain storage and Merchandising and Food and Specialty Ingredients reporting units' excess fair value exceeding carrying value by approximately 3 and 8 percent, respectively. The remaining reporting unit within the Trade Group's reporting segment with goodwill, had an estimated fair value over carrying value of greater than 30 percent.
Our annual goodwill impairment test is performed as of October 1st each year. The results of our annual test were consistent with our interim test performed as of September 30, 2019 resulting in no goodwill impairment being recognized.
As our market capitalization remained below our book value through the end of the year, we performed an update to our annual test whereby management reviewed market influences and any relevant changes in assumptions from our annual test. Based on the methodologies used it was determined that the Company's reporting units estimated fair values continued to exceed that of their carrying values.
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

Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in non-cash impairment charges.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.

Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to the future expected cash flows of the acquired company's operations, the assumptions regarding the attrition rates associated with customer relationships and the period of time non-compete agreements will continue, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Uncertain Tax Positions

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior year audit settlements. To account for uncertainty in income taxes, the Company evaluates the likelihood of a tax position based on the technical merits of the position, performs a subsequent measurement related to the maximum benefit and degree of likelihood, and determines the benefits to be recognized in the financial statements, if any. During the year ended December 31, 2019, the Company recognized tax benefits of $6.5 million for Federal Research and Development Credits ("R&D Credits") related to tax years 2015 to 2019. Unrecognized tax benefits of $22.4 million include $18.7 million recorded as a reduction of the deferred tax assets and refundable credits associated with the R&D Credits.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices and interest rates as discussed below.

Commodity Prices

The Company's daily net commodity position consists of inventories, related purchase and sale contracts, exchange-traded futures, and over-the-counter contracts. The fair value of the position is a summation of the fair values calculated for each commodity by valuing each net position at quoted futures market prices. The Company has established controls to manage and limit risk exposure, which consists of a daily review of position limits and effects of potential market price moves on those positions.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2019	2018
Net commodity position	$(8,969)	$3,373
Market risk	896	337

Foreign Currency

The Company has subsidiaries located outside the United States where the local currency is the functional currency.  To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in the British pound, Mexican peso and Canadian dollar.  These currencies represent the major functional or local currencies in which recurring business transactions occur.  The Company does not use currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates.  The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options.  The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.
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

	December 31,
(in thousands)	2019	2018
Fair value of long-term debt, including current maturities	$1,096,010	$517,998
Carrying value less fair value	8,257	5,813
Market risk	7,573	6,611

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Additionally, the Company may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively which may decrease market risk noted above. See Note 5 for further discussion on the impact of these hedging instruments.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Lansing Trade Group, LLC or Lux JV Treasury Holding Company S.à.r.l. as of and for the years ended December 31, 2018 and 2017, the Company’s investments which were accounted for by use of the equity method. The accompanying financial statements of the Company include its equity investment in Lansing Trade Group, LLC of $102 million and Lux JV Treasury Holding Company S.à.r.l. of $45 million as of December 31, 2018, and its equity in earnings in Lansing Trade Group, LLC of $10.4 million and $4.0 million, and Lux JV Treasury Holding Company S.à.r.l. of $2.2 million and $0.5 million, for the years ended December 31, 2018 and 2017, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lansing Trade Group, LLC and Lux JV Treasury Holding Company S.à.r.l., is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (ASC 842), using the modified retrospective transition approach and changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes - Uncertain Tax Positions - Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior year audit settlements. To account for uncertainty in income taxes, the Company evaluates the likelihood of a tax position based on the technical merits of the position, performs a subsequent measurement related to the maximum benefit and degree of likelihood, and determines the benefits to be recognized in the financial statements, if any. During the year ended December 31, 2019, the Company recognized tax benefits of $6.5 million for Federal Research & Development Credits (“R&D Credits”) related to tax years 2015 to 2019. Unrecognized tax benefits of $22.4 million include $18.7 million recorded as a reduction of the deferred tax assets and refundable credits associated with the R&D Credits.

Given the complexity and the subjective nature of the use of R&D Credits, evaluating management’s estimates relating to their determination of uncertain tax positions require extensive audit effort and a high degree of auditor judgment, including involvement of our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimates of uncertain tax positions related to the use of R&D Credits included the following:

•
We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosure of uncertain tax positions related to R&D Credits, which included testing the effectiveness of the related internal controls.

•
We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax position.

•	We tested the reasonableness of management’s judgments regarding the future resolution of the uncertain tax position, including an evaluation of the technical merits of the uncertain tax position.

•
For those uncertain tax positions that had not been effectively settled, we evaluated whether management had appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax.

•	We evaluated the reasonableness of management’s estimates by considering how tax law, including statutes, regulations and case law, impacted management’s judgments.

Basis of Consolidation of The Andersons Marathon Holdings LLC - Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

At inception of joint venture transactions, the Company identifies entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is determined to be the primary beneficiary.  This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance. The Company evaluates its interests in VIE’s on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE. On October 1, 2019, the Company entered into an agreement with Marathon Petroleum Corporation to merge The Andersons Albion Ethanol LLC, The Andersons Clymers Ethanol LLC, The Andersons Marathon Ethanol LLC and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC, into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). The Company evaluated its interest in TAMH and determined that TAMH is a VIE and that the Company is the primary beneficiary of TAMH due to the fact that the Company had both the power to direct the activities that most significantly impact TAMH and the obligation to absorb losses or the right to receive benefits from TAMH. Therefore, the Company consolidated TAMH in its financial statements.

The determination of whether the Company was the primary beneficiary of TAMH required a high degree of auditor judgment and an increased extent of effort in evaluating the audit evidence obtained related to the Company’s ability to direct the activities that impact the VIE due to the complexity of the agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following:

•	We tested the effectiveness of controls over management’s consolidation analysis.

•	We obtained and analyzed the agreements and evaluated the interests of each party.

•	With the assistance of professionals in our firm having expertise in VIE accounting we evaluated the Company’s conclusions regarding the factors that led it to consolidate TAMH.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 27, 2020

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
/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

February 21, 2019
London, Canada
We have served as the Company's auditor since 2013.

The Andersons, Inc. Consolidated Balance Sheets (In thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$54,895	$22,593
Accounts receivable, less allowance for doubtful accounts of $12,781 in 2019; $8,325 in 2018	536,367	207,285
Inventories (Note 2)	1,170,536	690,804
Commodity derivative assets – current (Note 5)	107,863	51,421
Other current assets	75,681	51,095
Total current assets	1,945,342	1,023,198
Other assets:
Commodity derivative assets – noncurrent (Note 5)	949	480
Goodwill	135,360	6,024
Other intangible assets, net	175,312	99,138
Right of use assets, net	76,401	—
Equity method investments	23,857	242,326
Other assets	20,804	22,341
Total other assets	432,683	370,309
Rail Group assets leased to others, net (Note 3)	584,298	521,785
Property, plant and equipment, net (Note 3)	938,418	476,711
Total assets	$3,900,741	$2,392,003

The Andersons, Inc. Consolidated Balance Sheets (continued) (In thousands)

	December 31, 2019	December 31, 2018
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$147,031	$205,000
Trade and other payables	873,081	462,535
Customer prepayments and deferred revenue	133,585	32,533
Commodity derivative liabilities – current (Note 5)	46,942	32,647
Accrued expenses and other current liabilities	176,381	79,046
Current maturities of long-term debt (Note 4)	62,899	21,589
Total current liabilities	1,439,919	833,350
Long-term lease liabilities	51,091	—
Commodity derivative liabilities – noncurrent (Note 5)	505	889
Employee benefit plan obligations (Note 6)	25,359	22,542
Long-term debt, less current maturities (Note 4)	1,016,248	496,187
Deferred income taxes (Note 8)	146,155	130,087
Other long-term liabilities	25,809	32,184
Total liabilities	2,705,086	1,515,239
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,550 shares issued in 2019; 29,430 shares issued in 2018)	137	96
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	345,359	224,396
Treasury shares, at cost (207 in 2019; 936 in 2018)	(7,342)	(35,300)
Accumulated other comprehensive loss	(7,231)	(6,387)
Retained earnings	642,687	647,517
Total shareholders’ equity of The Andersons, Inc.	973,610	830,322
Noncontrolling interests	222,045	46,442
Total equity	1,195,655	876,764
Total liabilities and equity	$3,900,741	$2,392,003
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Sales and merchandising revenues	$8,170,191	$3,045,382	$3,686,345
Cost of sales and merchandising revenues	7,652,299	2,743,377	3,367,546
Gross profit	517,892	302,005	318,799
Operating, administrative and general expenses	436,842	257,872	286,993
Asset impairment	41,212	6,272	10,913
Goodwill impairment	—	—	59,081
Interest expense	59,691	27,848	21,567
Other income:
Equity in earnings (losses) of affiliates, net	(7,359)	27,141	16,723
Gain from remeasurement of equity method investments, net	35,214	—	—
Other income, net	20,109	16,002	22,507
Income (loss) before income taxes	28,111	53,156	(20,525)
Income tax provision (benefit)	13,051	11,931	(63,134)
Net income	15,060	41,225	42,609
Net income (loss) attributable to the noncontrolling interest	(3,247)	(259)	98
Net income attributable to The Andersons, Inc.	$18,307	$41,484	$42,511
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.56	$1.47	$1.51
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.55	$1.46	$1.50
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$15,060	$41,225	$42,609
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities (net of income tax of $0 for all periods)	—	(86)	344
Change in unrecognized actuarial gain and prior service cost (net of income tax of $1,267, $(879) and $(1,809))	(4,142)	359	6,138
Foreign currency translation adjustments (net of income tax of $(403), $0 and $0)	12,615	(3,834)	3,286
Cash flow hedge activity (net of income tax of $3,081, $42 and $0)	(9,317)	(126)	—
Other comprehensive income (loss)	(844)	(3,687)	9,768
Comprehensive income	14,216	37,538	52,377
Comprehensive income (loss) attributable to the noncontrolling interests	(3,247)	(259)	98
Comprehensive income attributable to The Andersons, Inc.	$17,463	$37,797	$52,279
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2019	2018	2017
Operating Activities
Net income	$15,060	$41,225	$42,609
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	146,166	90,297	86,412
Bad debt expense	4,007	542	3,000
Equity in (earnings) losses of affiliates, net of dividends	7,671	(23,167)	(10,494)
Loss (gain) on sales of assets	(7,063)	(5,218)	(14,401)
Gains on sales of Rail Group assets and related leases	(4,122)	(9,558)	(10,990)
Stock based compensation expense	16,229	6,624	6,097
Deferred income tax	5,114	11,018	(63,234)
Goodwill impairment	—	—	59,081
Asset impairment	41,212	6,272	10,913
Gain from remeasurement of equity method investments, net	(35,214)	—	—
Other	3,540	(1,451)	(55)
Changes in operating assets and liabilities:
Accounts receivable	1,487	(24,788)	9,781
Inventories	(1,578)	(44,060)	16,141
Commodity derivatives	21,714	(16,610)	20,285
Other assets	30,497	3,290	(74,237)
Payables and other accrued expenses	103,842	(69,935)	(5,623)
Net cash provided by (used in) operating activities	348,562	(35,519)	75,285
Investing Activities
Acquisition of businesses, net of cash acquired	(102,580)	(2,248)	(3,507)
Purchases of Rail Group assets	(105,254)	(167,005)	(143,020)
Proceeds from sale of Rail Group assets	18,090	79,439	36,896
Purchases of property, plant and equipment and capitalized software	(165,223)	(142,579)	(34,602)
Proceeds from sale of assets and businesses	30,617	47,486	33,879
Proceeds from returns of investments in affiliates	—	—	1,069
Purchase of investments	(1,490)	(1,086)	(5,679)
Other	808	—	1,470
Net cash used in investing activities	(325,032)	(185,993)	(113,494)
Financing Activities
Net change in short-term borrowings	(278,824)	183,000	(8,059)
Proceeds from issuance of long-term debt	922,594	132,000	85,175
Payments of long-term debt	(608,483)	(121,090)	(57,189)
Proceeds from long-term financing agreements	—	—	12,195
Proceeds from noncontrolling interest owner	4,714	46,736	(377)
Payments of debt issuance costs	(6,561)	(1,446)	(2,024)
Acquisition of noncontrolling interest	—	(10,000)	—
Dividends paid	(22,118)	(18,639)	(18,152)
Other	(2,615)	(1,375)	(1,071)
Net cash provided by financing activities	8,707	209,186	10,498
Effect of exchange rates on cash, cash equivalents and restricted cash	65	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	32,302	(12,326)	(27,711)
Cash, cash equivalents and restricted cash at beginning of year	22,593	34,919	62,630
Cash, cash equivalents and restricted cash at end of year	$54,895	$22,593	$34,919
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2017	$96	$222,910	$(45,383)	$(12,468)	$609,206	$16,336	$790,697
Net Income					42,511	98	42,609
Other comprehensive income				9,768			9,768
Cash distributions to noncontrolling interest						(377)	(377)
Other changes to noncontrolling interest						(8,360)	(8,360)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of ($323) (138 shares)		1,707	5,007				6,714
Dividends declared ($0.645 per common share)					(18,152)		(18,152)
Performance share unit dividends		5	64		(69)		—
Balance at December 31, 2017	96	224,622	(40,312)	(2,700)	633,496	7,697	822,899
Net income (loss)					41,484	(259)	41,225
Other comprehensive loss				(3,687)			(3,687)
Cash received from (paid to) noncontrolling interest, net		(2,268)				39,004	36,736
Adoption of accounting standard, net of income tax of $3,492					(7,818)		(7,818)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of ($267) (127 shares)		2,042	4,871				6,913
Dividends declared ($0.665 per common share)					(19,504)		(19,504)
Restricted share award dividend equivalents			141		(141)		—
Balance at December 31, 2018	96	224,396	(35,300)	(6,387)	647,517	46,442	876,764
Net income (loss)					18,307	(3,247)	15,060
Other comprehensive loss				(12,734)			(12,734)
Amounts reclassified from accumulated other comprehensive loss				11,890			11,890
Cash received from noncontrolling interest, net		164				4,715	4,879
Noncontrolling interests recognized in connection with business combination		5,112				174,135	179,247
Cumulative adjustment for adoption of leasing standard, net of income tax of ($76)					(550)		(550)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (723 shares)		(12,121)	27,708				15,587
Dividends declared ($0.685 per common share)					(22,329)		(22,329)
Shares issued for acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	250		(258)		—
Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Consolidation

These Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). All material intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.

At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates investments in VIEs when the Company is determined to be the primary beneficiary. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

The Company evaluates its interests in VIE’s on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

On October 1, 2019, the Company entered into an agreement with Marathon Petroleum Corporation to merge The Andersons Albion Ethanol LLC (“TAAE”), The Andersons Clymers Ethanol LLC (“TACE”), The Andersons Marathon Ethanol LLC (“TAME”) and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC (“TADE”), into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). The Company evaluated its interest in TAMH and determined that TAMH is a VIE and that the Company is the primary beneficiary of TAMH due to the fact that the Company had both the power to direct the activities that most significantly impact TAMH and the obligation to absorb losses or the right to receive benefits from TAMH. Therefore, the Company consolidated TAMH in its financial statements.

On March 2, 2018, the Company invested in ELEMENT.  The Company owns 51% of ELEMENT and ICM, Inc. owns the remaining 49% interest.  As part of the Company’s investment into ELEMENT, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The Company evaluated its interest in ELEMENT and determined that ELEMENT is a VIE and that the Company is the primary beneficiary of ELEMENT due to the fact that the Company had both the power to direct the activities that most significantly impact ELEMENT and the obligation to absorb losses or the right to receive benefits from ELEMENT. Therefore, the Company consolidates ELEMENT.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term investments with an initial maturity of three months or less. The carrying values of these assets approximate their fair values.

The Company had restricted cash of $8.7 million as of December 31, 2019. The restricted cash balance is a result of an ongoing royalty claim assumed in the TAMH merger and, accordingly, is now in the Consolidated Financial Statements of the Company.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is the best estimate of the current expected credit losses in existing accounts receivable. The allowance for doubtful accounts is reviewed quarterly. The allowance is based both on specific identification of potentially uncollectible accounts and the application of a consistent policy, based on historical experience, to estimate the allowance necessary for the remaining accounts receivable. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation. Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered. The Company manages its exposure to counterparty credit risk through credit analysis and approvals, credit limits and monitoring procedures.

Commodity Derivatives and Inventories

The Company's operating results can be affected by changes to commodity prices. The Trade and Ethanol businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward commodity and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and grain inventories are included in cost of sales and merchandising revenues in the Consolidated Statements of Operations. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 5 and 11 to the Consolidated Financial Statements.

Grain and other agricultural inventories, which are commodities and may be acquired under provisionally priced contracts, are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

All other inventories are stated at the lower of cost or net realizable value. Cost is determined by the average cost method. Additional information about inventories is presented in Note 2 to the Consolidated Financial Statements.

Derivatives - Master Netting Arrangements

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a futures, options or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a futures, option or an over-the-counter contract moves in a direction that is adverse to the Company's position, an additional margin deposit, called a maintenance margin, is required. The Company nets, by counterparty, its futures and over-the-counter positions against the cash collateral provided or received. The margin deposit assets and liabilities are included in short-term commodity derivative assets or liabilities, as appropriate, in the Consolidated Balance Sheets. Additional information about the Company's master netting arrangements is presented in Note 5 to the Consolidated Financial Statements.

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has long-term interest rate swaps recorded in other assets or other long-term liabilities that expire from 2021 to 2025 and have been designated as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in other comprehensive income. The Company has other interest rate contracts recorded in other assets that are not designated as hedges. While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in current earnings as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 5 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill. Under the five-year amended and restated agreement (renewed in June 2018 and ending May 2023), any grain the Company sells to Cargill is at market price. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of this profit-sharing arrangement as a reduction of revenue in our Consolidated Statements of Operations every month and accrues for any payment owed to Cargill. The impact of the profit-sharing arrangement to the Company's revenues were de minimis, $0.2 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Goodwill and Intangible Assets

Goodwill is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the business enterprise value. Additional information about the Company's goodwill and other intangible assets is presented in Note 19 to the Consolidated Financial Statements.

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

Amortization of intangible assets is provided over their estimated useful lives (generally 1 to 10 years) on the straight-line method.

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

The Company reviews its equity method investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company's carrying value which is other-than-temporary. Other than consideration of past and current performance, these reviews take into account forecasted earnings which are based on management's estimates of future performance.

Provisionally Priced Commodity Contracts

Accounts payable includes certain amounts related to commodity purchases for which, even though the Company has taken ownership and possession of the commodity the final purchase price has not been fully established. If the futures and basis components are unpriced, it is referred to as a delayed price payable. If the futures component has not been established, but the basis has been set, it is referred to as a basis payable. The unpriced portion of these payables will be exposed to changes in the fair value of the underlying commodity based on quoted prices on commodity exchanges (or basis levels). Those payables that are fully priced are not considered derivative instruments.

The Company also enters into contracts with customers for risk management purposes that allow the customers to effectively unprice the futures component of their inventory for a period of time, subjecting the commodities to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted exchange prices. See Note 11 for additional discussion on these instruments.

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

Deferred Compensation Liability

Included in accrued expenses are $6.7 million and $7.5 million at December 31, 2019 and 2018, respectively, of deferred compensation for certain employees who, due to Internal Revenue Service guidelines, may not take full advantage of the Company's qualified defined contribution plan. Assets funding this plan are recorded at fair value in other current assets with changes in the fair value recorded in earnings as a component of other income, net. Changes in the fair value of the deferred compensation liability are reflected in earnings as a component of operating, administrative, and general expenses.

Revenue Recognition

The Company’s revenue consists of sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815), rental revenues from leases that are accounted for under ASC 842, Leases, and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606).

Revenue from commodity contracts (ASC 815)

Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Trade and Ethanol segments, such as corn, soybeans, wheat, oats, ethanol, and corn oil, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of corn), a notional amount (e.g. metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. The Company does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.

Revenue from commodity contracts is recognized in Sales and merchandising revenues for the contractually stated amount when the contracts are settled. Settlement of the commodity contracts generally occurs upon shipment or delivery of the product, when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within Cost of sales and merchandising revenues. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 5 and 11 to the Consolidated Financial Statements.

There are certain transactions that allow for pricing to occur after title of the goods has passed to the customer. In these cases, the Company continues to report the goods in inventory until it recognizes the sales revenue once the price has been determined. Direct ship commodity sales (where the Company never takes physical possession of the commodity) are recognized based on the terms of the contract.

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

Revenue from leases (ASC 842)

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, flat cars, tank cars and pressure differential cars), locomotives and barges serving a broad customer base. While most of these assets are owned by the Company, it also leases assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leases. The Company's Rail Group leases these assets to customers under operating leases, which includes managing the assets for third parties. In exchange for conveying the right to use these railcars to the lessee, the Company receives a fixed monthly rental payment, which is typically expressed on a “per car” basis in the lease agreement. Revenue from these arrangements is recognized on a straight-line basis over the term of the lease.

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

Revenue from contracts with customers (ASC 606)

Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Plant Nutrient segment through the sale of agricultural and related plant nutrients, corncob-based products, pelleted lime and gypsum products. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards of ownership transfer to the customer.

Additional information regarding our revenue recognition policy under ASC 606 is presented in Note 7 to the Consolidated Financial Statements.

Rail Lease Accounting

The Company recognizes a right of use asset and a corresponding lease liability equal to the present value of the remaining minimum lease payments related to both its operating and finance rail leases. Additional information about leasing activities is presented in Note 14 to the Consolidated Financial Statements.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense of $2.5 million, $1.9 million and $2.5 million in 2019, 2018, and 2017, respectively, is included in operating, administrative and general expenses.

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Effective

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

2. Inventories

Major classes of inventories are as follows:

	December 31,
(in thousands)	2019	2018
Grain and other agricultural products	$907,482	$527,471
Frac sand and propane	15,438	—
Ethanol and co-products	95,432	11,918
Plant nutrients and cob products	146,164	145,693
Railcar repair parts	6,020	5,722
	$1,170,536	$690,804

Inventories on the Consolidated Balance Sheets at December 31, 2019 do not include 6.4 million bushels of grain held in storage for others. Grain and other agricultural product inventories held in storage for others was de minimis as of December 31, 2018. The Company does not have title to the inventory and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2019	2018
Land	$40,442	$29,739
Land improvements and leasehold improvements	103,148	68,826
Buildings and storage facilities	373,961	284,998
Machinery and equipment	835,156	393,640
Construction in progress	59,993	102,394
	1,412,700	879,597
Less: accumulated depreciation	474,282	402,886
	$938,418	$476,711

Capitalized interest totaled $2.2 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Depreciation expense on property, plant and equipment amounted to $82.3 million, $46.5 million and $48.3 million for the years ended 2019, 2018 and 2017, respectively.

In December 2019, the Company recorded charges of $32.3 million for impairment of property, plant and equipment in the Trade segment related to its frac sand assets. The Company also recorded a $3.7 million impairment of property, plant, and equipment in the Trade segment related to its Tennessee grain assets, of which $3.1 million was recorded in the second quarter.

In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Trade segment related to assets that were reclassified as assets held for sale at June 30, 2018 and were sold in the third quarter.

In December 2017, the Company recorded charges totaling $10.9 million for impairment of property, plant and equipment in the Trade segment, of which $5.6 million relates to assets that were deemed held and used and $5.3 million related to assets that had been reclassified as held for sale at December 31, 2017. These assets were then sold during 2018.

Rail Group Assets

The components of the Rail Group assets leased to others are as follows:

	December 31,
(in thousands)	2019	2018
Rail Group assets leased to others	$723,004	$640,349
Less: accumulated depreciation	138,706	118,564
	$584,298	$521,785

Depreciation expense on Rail Group assets leased to others amounted to $28.5 million, $24.7 million and $20.0 million for the years ended 2019, 2018 and 2017, respectively.

In June 2018, the Company recorded charges of $4.7 million for impairment of Rail Group assets leased to others that had been reclassified as assets held for sale at June 30, 2018. These assets were sold during the second half of 2018.

4. Debt

The Company’s short-term and long-term debt at December 31, 2019 and 2018 consisted of the following:

	December 31,
(in thousands)	2019	2018
Short-term Debt – Non-Recourse	$54,029	$—
Short-term Debt – Recourse	93,002	205,000
Total Short-term Debt	147,031	205,000

Current Maturities of Long-term Debt – Non-Recourse	9,250	4,842
Current Maturities of Long-term Debt – Recourse	36,013	16,747
Finance lease liability	17,636	—
Total Current Maturities of Long-term Debt	62,899	21,589

Long-term Debt, Less: Current Maturities – Non-Recourse	329,891	146,353
Long-term Debt, Less: Current Maturities – Recourse	664,856	349,834
Finance lease liability	21,501	—
Total Long-term Debt, Less: Current Maturities	$1,016,248	$496,187

On January 2, 2019, in conjunction with the LTG acquisition, the Company assumed a revolving line of credit and a term loan with a syndicate of banks, which are non-recourse to the Company. The credit agreement provides the Company with a maximum availability of $184.8 million and had $130.8 million available for borrowing on this line of credit as of December 31, 2019. Any borrowings under the line of credit bear interest at variable rates, which are based on LIBOR or Bankers’ Acceptances plus an applicable spread. The maturity date for the revolving line of credit is June 26, 2023. The term note assumed in conjunction with the LTG acquisition was non-recourse to the Company with a syndicate of banks and had a balance of $15.5 million at December 31, 2019. The interest rate for the term loan was 4.51% as of December 31, 2019 and is based on LIBOR plus an applicable spread. Payments on the term loans are made on a quarterly basis.

On January 11, 2019, the Company entered into a 5-year recourse term loan in the amount of $250 million and a 7-year recourse term loan of $250 million. A portion of the term loans were used to pay down debt assumed in the LTG acquisition. Interest rates are based on LIBOR plus an applicable spread. At December 31, 2019, the interest rates for the 5-year and 7-year term loan were 3.13% and 3.38%, respectively. Payments on the term loans are made on a quarterly basis.

On October 1, 2019, in conjunction with the TAMH Merger Agreement, TAMH, a consolidated subsidiary of the Company, entered into a non-recourse Credit Agreement that included a $70 million term note and a $130 million revolving credit facility. Borrowings under the Credit Agreement bear interest at variable interest rates, which are based on LIBOR plus an applicable spread. Payments on the term loan will be made on a quarterly basis. As of December 31, 2019, no amounts were drawn on either the term loan or revolving credit facility.

Effective November 14, 2019, the Company entered into a 15-year loan agreement in the amount of $105 million, of which $73 million of the proceeds were used to extinguish existing long-term debt. The remainder of the proceeds were used to pay down a portion of outstanding line of credit borrowings. The agreement was secured by first mortgages on certain real and personal property held by the Company. Borrowings under the agreement bear a fixed interest rate of 4.50% and payments of principal and interest will be made on a quarterly basis.

The Company was in compliance with all financial covenants at and during the years ended December 31, 2019 and 2018.

At December 31, 2019, the Company had short-term lines of credit capacity totaling $1,507.8 million, of which $1,281.4 million was unused. The weighted average interest rates on short-term borrowings outstanding at December 31, 2019 and 2018, were 3.24% and 3.32%, respectively.

Long-Term Debt

Recourse Long-Term Debt

	December 31,
(in thousands, except percentages)	2019	2018
Note payable, variable rate (3.38% at December 31, 2019), payable in increasing amounts plus interest, due 2026	$237,500	$—
Note payable, variable rate (3.13% at December 31, 2019), payable in increasing amounts plus interest, due 2024	157,500	—
Note payable, 4.50%, payable at maturity, due 2034 (a)	105,000	—
Note payable, 4.07%, payable at maturity, due 2021	26,000	26,000
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Note payable, 4.55%, payable at maturity, due 2023	24,000	24,000
Note payable, 3.33%, payable in increasing amounts plus interest, due 2025 (a)	23,780	24,888
Note payable, 3.29%, payable in increasing amounts plus interest, due 2022 (a)	17,497	18,918
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Note payable, variable rate (3.43% at December 31, 2019), payable quarterly, due 2024 (a)	12,250	13,250
Line of credit, variable rate, paid 2019	—	50,000
Note payable, 4.92%, payable in increasing amounts, plus interest, paid 2019 (a)	—	16,227
Note payable, 4.23%, payable in increasing amounts plus interest, paid 2019 (a)	—	9,948
Note payable, 4.76%, payable in increasing amounts plus interest, paid 2019 (a)	—	44,330
Note payable, variable rate, payable in increasing amounts plus interest, paid 2019 (a)	—	16,452
Note payable, variable rate, payable in increasing amounts plus interest, paid 2019 (a)	—	8,417
Note payable, 4.76%, payable in increasing amounts plus interest, paid 2019 (a)	—	8,288

Industrial development revenue bonds:
Variable rate (3.41% at December 31, 2019), payable at maturity, due 2036	21,000	21,000
Variable rate (3.44% at December 31, 2019), payable at maturity, due 2025 (a)	3,100	3,100
Variable rate, paid 2019 (a)	—	4,650
Debenture bonds, 2.65% to 5.00%, payable in increasing amounts plus interest, due 2020 through 2031	26,075	27,323
Finance lease obligations, due serially to 2030 (a)	38,482	—
	747,184	371,791
Less: current maturities	53,353	16,747
Less: unamortized prepaid debt issuance costs	7,833	5,210
	$685,998	$349,834
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value $435.8 million.

The aggregate annual maturities of recourse, long-term debt are as follows: 2020 -- $53.4 million; 2021 -- $66.6 million; 2022 -- $49.9 million; 2023 -- $58.6 million; 2024 -- $135.4 million; and $383.3 million thereafter.

Non-Recourse Long-Term Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands)	2019	2018
Line of credit, 3.76%, payable at maturity, due 2021	$180,000	$118,000
Note Payable, variable rate (4.92% at December 31, 2019), payable at maturity, due 2026	66,094	—
Industrial revenue bond, variable rate (3.44% at December 31, 2019), payable at maturity, due 2032 (a)	49,500	—
Note payable, variable rate (4.51% at December 31, 2019), payable in increasing amounts plus interest, due 2023	15,465	—
Non-recourse financing obligations, 3.60% to 4.94%, payable at maturity, due 2020 through 2026	28,855	34,019
Finance lease obligations, due serially to 2023	655	—
	340,569	152,019
Less: current maturities	9,545	4,842
Less: unamortized prepaid debt issuance costs	774	824
	$330,250	$146,353

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2020 -  $9.5 million; 2021 -- $188.1 million; 2022 -- $22.0 million; 2023 -- $19.0 million; 2024 -- $12.1 million; and $89.9 million thereafter.

5. Derivatives

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

The following table presents at December 31, 2019 and 2018, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

	December 31, 2019		December 31, 2018
(in thousands)	Net Derivative Asset Position	Net Derivative Liability Position	Net Derivative Asset Position	Net Derivative Liability Position
Collateral paid	$56,005	$—	$14,944	$—
Fair value of derivatives	(10,323)	—	22,285	—
Balance at end of period	$45,682	$—	$37,229	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	December 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$92,429	$1,045	$7,439	$18	$100,931
Commodity derivative liabilities	(40,571)	(96)	(54,381)	(523)	(95,571)
Cash collateral	56,005	—	—	—	56,005
Balance sheet line item totals	$107,863	$949	$(46,942)	$(505)	$61,365

	December 31, 2018
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$43,463	$484	$706	$5	$44,658
Commodity derivative liabilities	(6,986)	(4)	(33,353)	(894)	(41,237)
Cash collateral	14,944	—	—	—	14,944
Balance sheet line item totals	$51,421	$480	$(32,647)	$(889)	$18,365

The net pre-tax gains on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Gains (Losses) on commodity derivatives included in Cost of sales and merchandising revenues	$1,939	$4,236	$5,417

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2019 and 2018:

	December 31, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	552,359	—	—	—
Soybeans	34,912	—	—	—
Wheat	100,996	—	—	—
Oats	24,700	—	—	—
Ethanol	—	116,448	—	—
Corn oil	—	—	14,568	—
Other	11,363	4,000	305	2,263
Subtotal	724,330	120,448	14,873	2,263
Exchange traded:
Corn	221,740	—	—	—
Soybeans	39,145	—	—	—
Wheat	68,171	—	—	—
Oats	2,090	—	—	—
Ethanol	—	175,353	—	—
Propane	—	5,166	—	—
Other	—	15	—	232
Subtotal	331,146	180,534	—	232
Total	1,055,476	300,982	14,873	2,495

	December 31, 2018
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	250,408	—	—	—
Soybeans	22,463	—	—	—
Wheat	14,017	—	—	—
Oats	26,230	—	—	—
Ethanol	—	244,863	—	—
Corn oil	—	—	2,920	—
Other	494	2,000	—	66
Subtotal	313,612	246,863	2,920	66
Exchange traded:
Corn	130,585	—	—	—
Soybeans	26,985	—	—	—
Wheat	33,760	—	—	—
Oats	1,475	—	—	—
Ethanol	—	77,112	—	—
Subtotal	192,805	77,112	—	—
Total	506,417	323,975	2,920	66

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

At December 31, 2019 and 2018, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

	December 31,
(in thousands)	2019	2018
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(1,007)	$(353)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	2,742	(1,122)
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets (Accrued expenses and other current liabilities)	(3,118)	—
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(9,382)	$(168)

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$(718)	$1,115
Foreign currency derivative gains (losses) included in Other income, net	(437)	(1,548)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	(12,398)	(168)
Interest rate derivative gains (losses) included in Interest income (expense)	$(761)	$158

The following table presents the open interest rate contracts at December 31, 2019:

Interest Rate Hedging Instrument		Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Long-term
Swap		2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar		2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	*	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	*	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	*	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap		2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap		2019	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap		2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
* Acquired on 1/1/2019 in conjunction with the acquisition of LTG.

6. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $8.8 million in 2019, $7.2 million in 2018 and $7.3 million in 2017. The Company also provides health insurance benefits to certain employees and retirees.

The Company has an unfunded noncontributory defined benefit pension plan. The plan provides defined benefits based on years of service and average monthly compensation using a career average formula. Pension benefits were frozen at July 1, 2010.

The Company also has postretirement health care benefit plans covering substantially all of its full-time employees hired prior to January 1, 2003. These plans are generally contributory and include a cap on the Company's share of the related costs.

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2019	2018	2019	2018
Benefit obligation at beginning of year	$4,362	$5,832	$20,638	$22,602
Service cost	—	—	365	319
Interest cost	116	130	854	752
Actuarial (gains) losses	44	(282)	4,687	(1,623)
Participant contributions	—	—	297	145
Retiree drug subsidy received	—	—	—	125
Benefits paid	(1,434)	(1,318)	(1,969)	(1,682)
Benefit obligation at end of year	$3,088	$4,362	$24,872	$20,638

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Actual gains on plan assets	—	—	—	—
Company contributions	1,434	1,318	1,672	1,537
Participant contributions	—	—	297	145
Benefits paid	(1,434)	(1,318)	(1,969)	(1,682)
Fair value of plan assets at end of year	$—	$—	$—	$—

Under funded status of plans at end of year	$(3,088)	$(4,362)	$(24,872)	$(20,638)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2019 and 2018 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2019	2018	2019	2018
Accrued expenses	$1,309	$1,516	$1,292	$1,162
Employee benefit plan obligations	1,779	2,846	23,580	19,476
Net amount recognized	$3,088	$4,362	$24,872	$20,638

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2019:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$3,222	$—	$(9,129)	$1,365
Amounts arising during the period	44	—	4,687	—
Amounts recognized as a component of net periodic benefit cost	(232)	—	—	911
Balance at end of year	$3,034	$—	$(4,442)	$2,276

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2019	2018
Projected benefit obligation	$3,088	$4,362
Accumulated benefit obligation	$3,088	$4,362

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years are as follows:

(in thousands)	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout
2020	$1,309	$1,292
2021	1,006	1,341
2022	250	1,356
2023	208	1,364
2024	208	1,360
2025-2029	211	6,867

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$365	$319	$391
Interest cost	116	130	155	854	752	985
Expected return on plan assets	—	—	—	(911)	(910)	(455)
Recognized net actuarial loss	232	243	252	—	—	—
Benefit cost (income)	$348	$373	$407	$308	$161	$921

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Postretirement Benefits
	2019	2018	2017
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	3.0%	4.1%	3.4%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	4.1%	3.4%	3.7%
Expected long-term return on plan assets	—	—	—
Rate of compensation increases	—	—	—

(a)
The calculated rate for the unfunded employee retirement plan was 2.00%, 3.20% and 2.50% in 2019, 2018, and 2017, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.

(b)
The calculated rate for the unfunded employee retirement plan was 3.20%, 2.50% and 2.40% in 2019, 2018, and 2017, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2019	2018
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A

(a)	In 2017, the Company's remaining uncapped participants were converted to a Medicare Exchange Health Reimbursement Arrangement, which put a 2% cap on the Company's share of the related costs.

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

	For the Year Ended December 31,
(in thousands)	2019	2018
Revenues under ASC 606	$1,391,848	$898,885
Revenues under ASC 842	118,411	105,631
Revenues under ASC 815	6,659,932	2,040,866
Total Revenues	$8,170,191	$3,045,382

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	For the Year Ended December 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$46,065	$—	$239,051	$—	$285,116
Primary nutrients	33,612	—	377,648	—	411,260
Service	13,108	8,775	4,202	36,926	63,011
Products and Co-products	217,297	131,178	—	—	348,475
Frac sand and propane	238,100	—	—	—	238,100
Other	8,634	860	25,829	10,563	45,886
Total	$556,816	$140,813	$646,730	$47,489	$1,391,848

	For the Year Ended December 31, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$260,821	$—	$260,821
Primary nutrients	—	—	399,566	—	399,566
Service	11,347	14,105	4,411	35,179	65,042
Products and Co-products	—	114,489	—	—	114,489
Other	1,035	—	25,738	32,194	58,967
Total	$12,382	$128,594	$690,536	$67,373	$898,885

For the years ended December 31, 2019 and 2018, approximately 4% and 7% of revenues, respectively, are accounted for under ASC 606 are recorded over time which primarily relates to service revenues noted above.

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

Frac Sand and Propane

Our sand products and propane products are primarily sold to United States customers in the energy industry. We recognize revenue at a point in time when obligations under the terms of a contract with our customer are satisfied.  This occurs with the transfer of control of our products to customers when products are shipped for direct sales to customers or when the product is picked up by a customer either at our plant location or transload location. Our contracts contain one performance obligation which is the delivery to the customer at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. We recognize the cost for shipping as an expense in cost of sales when control over the product has transferred to the customer. Payment terms generally range from 0 - 30 days.

The Company recorded revenues under ASC 842 consisting of $105.1 million of operating lease revenue, $8.0 million of sales-type lease revenue and $5.3 million of variable lease revenue for the year ended December 31, 2019.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2019	2018
Balance at January 1	$28,858	$25,520
Balance at December 31	28,467	28,858

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Contract liabilities are built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under our customer contracts in preparation for the spring planting season. The contract liabilities are then relieved as obligations are met through the year and begin to build in preparation for a new season as we approach year-end.

8. Income Taxes

Income tax provision (benefit) applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$1,079	$(549)	$(1,668)
State and local	1,215	323	643
Foreign	4,361	1,138	1,125
	6,655	912	100

Deferred:
Federal	4,409	10,073	(61,655)
State and local	1,925	578	(2,107)
Foreign	62	367	528
	6,396	11,018	(63,234)

Total:
Federal	5,488	9,525	(63,323)
State and local	3,140	901	(1,464)
Foreign	4,423	1,505	1,653
	$13,051	$11,931	$(63,134)

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
U.S.	$18,982	$46,678	$(25,645)
Foreign	9,129	6,478	5,120
	$28,111	$53,156	$(20,525)

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
Increase (decrease) in rate resulting from:
Acquisition related permanent item	24.0	—	—
Federal income tax credits	(23.2)	(3.4)	—
State and local income taxes, net of related federal taxes	7.3	3.4	(4.2)
Equity method investments	5.7	1.1	(0.4)
Nondeductible compensation	4.6	1.5	(2.5)
Impact of unrecognized tax benefits	3.9	(0.1)	3.0
Effect of noncontrolling interest	2.4	0.1	0.2
Change in federal and state tax rates	2.1	(2.1)	374.8
Income taxes on foreign earnings	(0.6)	(1.5)	(2.2)
Tax effect of GILTI	0.4	1.4	—
Other, net	(1.2)	0.5	4.4
Impacts related to the 2017 Tax Act	—	0.6	(7.1)
Goodwill impairment	—	—	(93.5)
Tax associated with accrued and unpaid dividends	—	—	0.1
Effective tax rate	46.4%	22.5%	307.6%

Net income taxes of $2.0 million were paid in 2019, net income tax refunds of $5.4 million were received in 2018, and net income taxes of $2.1 million were paid in 2017.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax liabilities:
Property, plant and equipment and Rail Group assets leased to others	$(149,317)	$(169,558)
Identifiable intangibles	(13,736)	—
Investments	(41,354)	(24,732)
Other	(10,228)	(7,999)
	(214,635)	(202,289)
Deferred tax assets:
Employee benefits	20,583	13,161
Accounts and notes receivable	3,577	2,069
Inventory	2,437	7,595
Federal income tax credits	12,005	13,075
Identifiable intangibles	—	1,213
Net operating loss carryforwards	5,259	12,766
Deferred interest (a)	2,385	6,476
Lease liability	11,072	8,473
Other	12,093	8,839
Total deferred tax assets	69,411	73,667
less: Valuation allowance	931	1,185
	68,480	72,482
Net deferred tax liabilities	$(146,155)	$(129,807)

(a) The deferred interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current year.  The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j)).

On December 31, 2019, the Company had $11.0 million, $64.7 million and $1.0 million of U.S. Federal, state and non-U.S. net operating loss carryforwards that begin to expire in 2034, 2020 and 2035, respectively. The Company also has $11.4 million of general business credits that expire after 2036 and $0.4 million of foreign tax credits that begin to expire after 2027.

Additionally, the company has elected to treat Global Intangible Low Tax Income (“GILTI”), as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years. As of December 31, 2019, this resulted in a net financial statement expense of $0.1 million for the year.

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

Our unrecognized tax benefits represent tax positions for which reserves have been established. At the end of 2019, 2018 and 2017, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of theses unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2017	$1,452
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Reductions based on tax positions related to prior years	(92)
Reductions as a result of a lapse in statute of limitations	(573)
Balance at December 31, 2017	787

Additions based on tax positions related to the current year	—
Reductions based on tax positions related to prior years	—
Reductions as a result of a lapse in statute of limitations	(169)
Balance at December 31, 2018	618

Additions based on tax positions related to the current year	1,766
Additions based on tax positions related to prior years	20,649
Reductions based on tax positions related to prior years	(155)
Reductions as a result of a lapse in statute of limitations	(463)
Balance at December 31, 2019	$22,415

As of December 31, 2019, 2018 and 2017, the total amount of unrecognized tax benefits was $22.4 million, $0.6 million and $0.8 million, respectively, of which in 2019 the unrecognized tax benefits were primarily associated with R&D Credits.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At December 31, 2019 and 2018, the company recorded reserves of $2.1 million and $0.3 million, respectively, of interest and penalties on uncertain tax positions in the Consolidated Balance Sheet.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities in the U.S., multiple foreign, state and local jurisdictions. The Company’s Mexican federal income tax return for tax year 2015 is currently under audit. One of the company’s subsidiary partnership returns is under audit by the IRS for 2015. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could change the Company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

In addition to the audits listed above, the company has open tax years primarily from 2013 to 2018 with various taxing jurisdictions, including the U.S., Canada, Mexico and the U.K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

9. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the years ended December 31, 2019, 2018, and 2017:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2019
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive income (loss) before reclassifications	(10,224)	949	—	(3,459)	(12,734)
Amounts reclassified from accumulated other comprehensive income (loss)	907	11,666	—	(683)	11,890
Net current-period other comprehensive income (loss)	(9,317)	12,615	—	(4,142)	(844)
Ending balance	$(9,443)	$1,065	$258	$889	$(7,231)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2018
(in thousands)	Losses on Cash Flow Hedges	Foreign Currency Translation Adjustments	Investments in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$—	$(7,716)	$344	$4,672	$(2,700)
Other comprehensive income (loss) before reclassifications	(284)	(3,834)	(86)	1,031	(3,173)
Amounts reclassified from accumulated other comprehensive income (loss)	158	—	—	(672)	(514)
Net current-period other comprehensive income (loss)	(126)	(3,834)	(86)	359	(3,687)
Ending balance	$(126)	$(11,550)	$258	$5,031	$(6,387)

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	For the Year Ended December 31, 2017
(in thousands)	Foreign Currency Translation Adjustments	Investments in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(11,002)	$—	$(1,466)	$(12,468)
Other comprehensive income before reclassifications	3,286	344	6,485	10,115
Amounts reclassified from accumulated other comprehensive loss	—	—	(347)	(347)
Net current-period other comprehensive income	3,286	344	6,138	9,768
Ending balance	$(7,716)	$344	$4,672	$(2,700)
(a) All amounts are net of tax. Amounts in parentheses indicate debits

The Following tables show the reclassification adjustments from accumulated other comprehensive income to net income for the years ended December 31, 2019, 2018, and 2017:

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(911)	(b)
	(911)	Total before taxes
	228	Income tax benefit
	$(683)	Net of tax

Cash Flow Hedges
Interest payments	$1,210	Interest Expense
	1,210	Total before taxes
	(303)	Income tax expense
	$907	Net of tax

Foreign Currency Translation Adjustment	$11,666	Other income, net
	11,666	Total before taxes
	—	Income tax expense
	$11,666	Net of tax

Total reclassifications for the period	$11,890	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(910)	(b)
	(910)	Total before taxes
	238	Income tax benefit
	$(672)	Net of tax
Cash Flow Hedges
Interest payments	$214	Interest expense
	214	Total before taxes
	(56)	Income tax expense
	$158	Net of tax

Total reclassifications for the period	$(514)	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (a)
(in thousands)	For the Year Ended December 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(455)	(b)
	(455)	Total before taxes
	108	Income tax benefit
	$(347)	Net of tax

Total reclassifications for the period	$(347)	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss
(b) This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (see Note 7. Employee Benefit Plans footnote for additional details)

10. Earnings Per Share

The Company’s non-vested restricted stock that was granted prior to March 2015 is considered a participating security since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Subsequent to the 2015 awards, the unvested share-based payment awards no longer included non-forfeitable rights to dividends. As the final awards with the non-forfeitable rights fully vested in 2017 the two-class method is no longer used by the Company.
The computation of basic and diluted earnings per share is as follows:

(in thousands except per common share data)	Year ended December 31,
	2019	2018	2017
Net income attributable to The Andersons, Inc.	$18,307	$41,484	$42,511
Less: Distributed and undistributed earnings allocated to non-vested restricted stock	—	—	1
Earnings available to common shareholders	$18,307	$41,484	$42,510
Earnings per share – basic:
Weighted average shares outstanding – basic	32,570	28,258	28,126
Earnings (losses) per common share – basic	$0.56	$1.47	$1.51
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,570	28,258	28,126
Effect of dilutive awards	526	194	170
Weighted average shares outstanding – diluted	33,096	28,452	28,296
Earnings per common share – diluted	$0.55	$1.46	$1.50

There were 88 thousand, 13 thousand and 22 thousand antidilutive share-based awards outstanding at December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and 2018:

(in thousands)	December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$45,682	$15,683	$—	$61,365
Provisionally priced contracts (b)	(118,414)	(68,237)	—	(186,651)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	9,469	(13,507)	—	(4,038)
Total	$(63,263)	$(66,061)	$8,404	$(120,920)

(in thousands)	December 31, 2018
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$37,229	$(18,864)	$—	$18,365
Provisionally priced contracts (b)	(76,175)	(58,566)	—	(134,741)
Convertible preferred securities (c)	—	—	7,154	7,154
Other assets and liabilities (d)	5,186	(353)	—	4,833
Total	$(33,760)	$(77,783)	$7,154	$(104,389)

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other noncurrent assets” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.

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
These fair value disclosures exclude physical inventories measured at net realizable value. The net realizable value used to measure the Company’s agricultural commodity inventories is the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. This valuation would generally be considered Level 2. The amount is disclosed in Note 2 Inventories. Changes in the net realizable value of commodity inventories are recognized as a component of cost of sales and merchandising revenues.
Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of a commodity, but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or we have delivered provisionally priced commodity and a subsequent payable or receivable is set up for any future changes in the commodity price, quoted exchange prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.
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
The convertible preferred securities are interests in several early-stage enterprises in the form of convertible debt and preferred equity securities.
A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2019	2018
Assets (liabilities) at January 1,	$7,154	$7,388
New investments	1,250	1,086
Sales proceeds	—	(6,400)
Realized gains (losses) included in earnings	—	3,900
Unrealized gains (losses) included in other comprehensive income	—	1,180
Assets (liabilities) at December 31,	$8,404	$7,154

The following tables summarize information about the Company's Level 3 fair value measurements as of December 31, 2019 and 2018:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/19	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/18	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,154	Implied based on market prices	N/A	N/A

(a) The Company considers observable price changes and other additional market data available in order to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/19	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (a)	$16,546	Third party appraisal	Various	N/A
Real property (b)	608	Market approach	Various	N/A
Equity method investment (c)	12,424	Discounted cash flow analysis	Various	N/A
(a) The Company recognized impairment charges on long lived related to its frac sand business. The fair value of the assets were determined using prior transactions and third-party appraisals. These measures are considered Level 3 inputs on a nonrecurring basis.
(b) The Company recognized impairment charges on certain Trade assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets were determined using prior transactions in the local market and a recent sale of comparable Trade group assets held by the Company.
(c) The Company recorded an other-than-temporary impairment charge on an existing equity method investment. The fair value of the investment was determined using a discounted cash flow analysis.

Fair Value of Debt Instruments

Certain long-term notes payable and the Company’s debenture bonds bear fixed rates of interest and terms of up to 15 years. Based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities, the Company estimates the fair values of its fixed rate long-term debt instruments outstanding at December 31, 2019 and 2018, as follows:

(in thousands)	Carrying Amount	Fair Value	Fair Value Hierarchy Level
2019
Fixed rate long-term notes payable	$300,446	$307,904	Level 2
Debenture bonds	26,075	25,852	Level 2
	$326,521	$333,756

2018
Fixed rate long-term notes payable	$261,618	$256,447	Level 2
Debenture bonds	27,324	26,154	Level 2
	$288,942	$282,601

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

12. Related Party Transactions

Equity Method Investments
The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is generally presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received or other-than-temporary impairments recognized. The amount of equity method investments has decreased substantially from the prior year as two acquisitions in 2019 resulted in the consolidation of the former significant equity method investments. In January 2019, the Company purchased the remaining equity of LTG and Thompsons Limited and in October 2019, the Company merged its existing equity method ethanol investments to create the consolidated entity of TAMH.

Prior to the acquisition in January of 2019, the Company was a minority investor in LTG. Prior to the acquisition in the current year, the Company accounted for this investment under the equity method. The Company sold and purchased both grain and ethanol with LTG in the ordinary course of business on terms similar to sales and purchases with unrelated customers. On July 31, 2013, the Company, along with LTG established joint ventures that acquired 100% of the stock of Thompsons Limited, including its investment in a related U.S. operating company. Each Company owned 50% of the investment. Thompsons Limited was a grain and food-grade bean handler and agronomy input provider, headquartered in Blenheim, Ontario, which operated 12 locations across Ontario and Minnesota. The Company did not hold a majority of the outstanding shares of Thompsons Limited joint ventures. All major operating decisions of these joint ventures were made by their Board of Directors and the Company did not have a majority of the board seats. Due to these factors, the Company did not have control over these joint ventures and therefore accounted for these investments under the equity method of accounting, as of December 31, 2018. As a result of the LTG acquisition in January 2019, both LTG and Thompsons Limited became consolidated entities of the Company. See Note 18 for additional information on the acquisition.

In October of 2019, the Company entered into an agreement with Marathon Petroleum Corporation to merge The Andersons Albion Ethanol LLC (TAAE), The Andersons Clymers Ethanol LLC (TACE), The Andersons Marathon Ethanol LLC (TAME) and the Company's wholly-owned The Andersons Denison Ethanol LLC into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). The Company now owns 50.1% equity in TAMH, and the transaction resulted in the consolidation of TAMH’s results in the Company's financial statements. See note 18 for additional information on the merger. The background information below related to the former ethanol LLCs applies through September 30, 2019, prior to consolidation.

In 2005, the Company became an investor in TAAE. TAAE was a producer of ethanol and its co-products DDG and corn oil at its 110 million gallon-per-year ethanol production facility in Albion, Michigan. The Company operated the facility under a management contract and provided corn origination, ethanol, corn oil and DDG marketing and risk management services. The Company was separately compensated for all such services except corn oil marketing. The Company also leased its Albion, Michigan grain facility to TAAE. While the Company held 55% of the outstanding units of TAAE, a super-majority vote was required for all major operating decisions of TAAE based on the terms of the Operating Agreement. The Company concluded that the super-majority vote requirement gave the minority shareholders substantive participating rights and therefore consolidation for book purposes was not appropriate. The Company accounted for its investment in TAAE under the equity method of accounting through September 30, 2019.

In 2006, the Company became a minority investor in TACE. TACE was also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Clymers, Indiana. The Company operated the facility under a management contract and provided corn origination, ethanol, corn oil and DDG marketing and risk management services for which it was separately compensated. The Company also leased its Clymers, Indiana grain facility to TACE. The Company accounted for its investment in TACE under the equity method of accounting through September 30, 2019.

In 2006, the Company became a minority investor in TAME. TAME was also a producer of ethanol and its co-products DDG and corn oil at a 110 million gallon-per-year ethanol production facility in Greenville, Ohio. In January 2007, the Company transferred its 50% share in TAME to The Andersons Ethanol Investment LLC, a consolidated subsidiary of the Company, of which a third party owned 34% of the shares. The Company operated the facility under a management contract and provided corn origination, ethanol, corn oil and DDG marketing and risk management services for which it was separately compensated. In 2009, TAEI invested an additional $1.1 million in TAME, retaining a 50% ownership interest. On January 1, 2017, TAEI was merged with and into TAME. The Company had owned (66%) of TAEI. Pursuant to the merger, the Company’s ownership units in TAEI were canceled and converted into ownership units in TAME. As a result, the Company owned 33% of the outstanding ownership units of TAME. The Company accounted for its investment in TAME under the equity method of accounting through September 30, 2019.

The Company had marketing agreements with TAAE, TACE, and TAME under which the Company purchased and marketed the ethanol produced to external customers. As compensation for these marketing services, the Company earned a fee on each gallon of ethanol sold. The Company entered into marketing agreements with each of the ethanol LLCs. Under the ethanol marketing agreements, the Company purchased most, if not all, of the ethanol produced by the LLCs at the same price it resold the ethanol to external customers. The Company acted as the principal in these ethanol sales transactions to external parties as the Company had ultimate responsibility of performance to the external parties. Substantially all of these purchases and subsequent sales were executed through forward contracts on matching terms and, outside of the fee the Company earned for each gallon sold, the Company did not recognize any gross profit on the sales transactions. For the nine months ended September 30, 2019 and years ended December 31, 2018 and 2017, revenues recognized for the sales of ethanol and co-products purchased from related parties were $456.7 million, $625.2 million and $590.9 million, respectively.

In addition to the ethanol marketing agreements, the Company held corn origination agreements, under which the Company originated all of the corn used in production for each unconsolidated ethanol LLC. For this service, the Company received a unit-based fee. Similar to the ethanol sales described above, the Company acted as an agent in these transactions, and accordingly, these transactions were recorded on a net basis. For the year ended December 31, 2017, revenues recognized for the sale of corn under these agreements were $498.8 million. As part of the corn origination agreements, the Company also marketed the DDG produced by the entities. For this service the Company received a unit-based fee. The Company did not purchase any of the DDG from the ethanol entities; however, as part of the agreement, the Company guaranteed payment by the buyer for DDG sales. At December 31, 2019, the three unconsolidated ethanol entities had no outstanding receivables balance for DDG and a balance of $7.0 million as of December 31, 2018, of which $0.1 million was more than thirty days past due. As the Company had not experienced historical losses and the DDG receivable balances greater than thirty days past due was immaterial, the Company concluded that the fair value of this guarantee was inconsequential.

The following table presents 2019 information for aggregate summarized financial information of TAAE, TACE and TAME through September 30, 2019 along with the Company's equity method investments in Providence Grain Group Inc., Quadra Commodities S.A. and other various investments. In the prior years, the table represents the aggregated summarized financial information of LTG, TAAE, TACE, TAME, Thompsons Limited, and other various investments as they qualified as significant equity method investees in the aggregate. No individual equity investments qualified as significant for the years ended December 31, 2019, 2018 and 2017.

	December 31,
(in thousands)	2019	2018	2017
Sales	$1,930,289	$6,111,036	$6,080,795
Gross profit	39,253	257,594	217,629
Income from continuing operations	1,895	71,608	50,937
Net income	940	68,876	42,970

Current assets	255,052	1,111,826	1,045,124
Non-current assets	80,823	526,169	538,671
Current liabilities	196,163	792,184	802,161
Non-current liabilities	31,509	281,103	309,649

The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2019	2018
The Andersons Albion Ethanol LLC (a)	$—	$50,382
The Andersons Clymers Ethanol LLC (a)	—	24,242
The Andersons Marathon Ethanol LLC (a)	—	14,841
Lansing Trade Group, LLC (b)	—	101,715
Thompsons Limited (b)	—	48,987
Providence Grain Group Inc. (c)	12,424	—
Quadra Commodities S.A. (c)	5,574	—
Other	5,859	2,159
Total	$23,857	$242,326

(a) The Company previously owned approximately 55%, 39%, 33% in The Andersons Albion LLC, The Andersons Clymers Ethanol LLC and The Andersons Marathon Ethanol LLC, respectively. Effective October 1, 2019, the Company contributed its interests in these three entities into TAMH. The transaction resulted in the consolidation of these entities into the Company's Consolidated Financial Statements.
(b) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the Company purchased the remaining equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company had equally owned.
(c) The Company acquired the equity method investments in Providence Grain Group Inc. and Quadra Commodities S.A. through the consolidation of LTG.
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2019	December 31,
(in thousands)		2019	2018	2017
The Andersons Albion Ethanol LLC (a)	N/A	$(1,292)	$5,531	$6,052
The Andersons Clymers Ethanol LLC (a)	N/A	(151)	4,846	4,591
The Andersons Marathon Ethanol LLC (a)	N/A	920	3,832	1,571
Lansing Trade Group, LLC (b)	N/A	—	10,413	4,038
Thompsons Limited (b)	N/A	—	2,568	696
Providence Grain Group Inc. (c)(d)	37.8%	(7,411)	—	—
Quadra Commodities S.A. (c)	17.7%	910	—	—
Other	5% - 52%	(335)	(49)	(225)
Total		$(7,359)	$27,141	$16,723

(a) The Company previously owned approximately 55%, 39%, 33% in The Andersons Albion LLC, The Andersons Clymers Ethanol LLC and The Andersons Marathon Ethanol LLC, respectively. Effective October 1, 2019, the Company contributed its interests in these three entities into TAMH. The transaction resulted in the consolidation of these entities into the Company's Consolidated Financial Statements.
(b) The Company previously owned approximately 32.5% of LTG. Effective January 1, 2019, the Company purchased the remaining equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company had equally owned.
(c) The Company acquired the equity method investments in Providence Grain Group Inc. and Quadra Commodities S.A. through the consolidation of LTG.
(d) The Company recorded an other-than-temporary impairment charge of $5.0 million in the equity method investment in Providence Grain Group which is recorded in equity earnings (losses) in affiliates.

Total distributions received from unconsolidated affiliates were $0.4 million for the year ended December 31, 2019.
Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with each of the investments described above, along with other related parties.

On March 2, 2018, the Company invested in ELEMENT.  The Company owns 51% of ELEMENT and ICM, Inc. owns the remaining 49% interest.  ELEMENT, LLC constructed a 70 million-gallon-per-year bio-refinery.  As part of the Company’s investment into ELEMENT, the Company and ICM, Inc. entered into a number of agreements with the entity.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The results of operations for ELEMENT have been included in the Company's consolidated results and are a component of the Ethanol segment. The construction of the plant was substantially completed, and operations commenced in August of 2019. As of December 31, 2019, approximately $3.9 million of remaining obligation is not yet incurred under a design build contract.

The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2019	2018	2017
Sales revenues	$246,540	$358,856	$893,950
Service fee revenues (a)	12,181	20,843	24,357
Purchases of product	569,619	741,736	615,739
Lease income (b)	3,516	6,523	6,175
Labor and benefits reimbursement (c)	10,973	13,487	13,894

(a)	Service fee revenues included management fee, corn origination fee, ethanol and DDG marketing fees, and other commissions for the prior periods and through September 30, 2019.

(b)
Lease income included the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities as well as certain railcars to the unconsolidated ethanol LLCs and IANR for the prior periods and through September 30, 2019.

(c)
The Company provided all operational labor to the unconsolidated ethanol LLCs and charged them an amount equal to the Company’s costs of the related services for the prior periods and through September 30, 2019.

	December 31,
(in thousands)	2019	2018
Accounts receivable (d)	$10,603	$17,829
Accounts payable (e)	12,303	28,432

(d)	Accounts receivable represents amounts due from related parties for sales of ethanol and other various items.

(e)	Accounts payable represents amounts due to related parties for purchases of equipment and other various items.

From time to time, the Company enters into derivative contracts with certain of its related parties, for similar price risk mitigation purposes and on similar terms as the purchase and sale derivative contracts it enters into with unrelated parties. The fair value of derivative contracts with related parties in a gross asset position as of December 31, 2019 and 2018 was $0.3 million and $1.9 million, respectively. The fair value of derivative contracts with related parties in a gross liability position were de minimis as of December 31, 2019 and $6.3 million as of December 31, 2018.

13. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Trade business includes commodity merchandising, the operation of terminal grain elevator facilities and, historically, the investments in LTG and Thompsons Limited. In January 2019, the Company acquired the remaining 67.5% of LTG equity that it did not already own. The transaction also resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities, which LTG and the Company jointly owned. The Company has evaluated its segment reporting structure as a result of the acquisition. The presentation includes a majority of the acquired business within the legacy Grain Group which has been renamed, Trade Group. The acquired ethanol trading business of LTG is included within the Ethanol Group. The Company also moved certain commission income and an elevator lease from the legacy Grain Group to the Ethanol Group to better align business segments. Prior year results have been recast to reflect this change.

The Ethanol business purchases and sells ethanol, and provides risk management, origination and management services to ethanol production facilities. Historically, these facilities were organized as limited liability companies, two were consolidated and three were investments accounted for under the equity method. On October 1, 2019, the Company and Marathon Petroleum Corporation merged the three existing equity method investments and the wholly owned subsidiary, The Andersons Denison Ethanol LLC into TAMH. As a result of this merger, the results of the legacy LLCs accounted for under the equity method are now consolidated entities in the Company's Consolidated Financial Statements. The Plant Nutrient business manufactures and distributes agricultural inputs, primary nutrients and specialty fertilizers, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Retail business operated large retail stores, a distribution center, and a lawn and garden equipment sales and service facility. In January 2017, the Company announced its decision to close all retail operations. The Retail Group has closed all stores, completed its liquidation efforts, and sold its properties. Included in “Other” are the corporate level costs not attributed to an operating segment and the 2017 Retail business.

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

	Year ended December 31,
(in thousands)	2019	2018	2017
Revenues from external customers
Trade	$6,387,744	$1,433,660	$2,103,222
Ethanol	968,779	747,009	711,305
Plant Nutrient	646,730	690,536	651,824
Rail	166,938	174,177	172,123
Other	—	—	47,871
Total	$8,170,191	$3,045,382	$3,686,345

	Year ended December 31,
(in thousands)	2019	2018	2017
Inter-segment sales
Trade	$2,658	$2,746	$761
Plant Nutrient	1,166	—	241
Rail	5,245	1,205	1,213
Total	$9,069	$3,951	$2,215

	Year ended December 31,
(in thousands)	2019	2018	2017
Interest expense (income)
Trade	$35,202	$11,845	$8,320
Ethanol	584	(1,890)	(67)
Plant Nutrient	7,954	6,499	6,420
Rail	16,486	11,377	7,023
Other	(535)	17	(129)
Total	$59,691	$27,848	$21,567

	Year ended December 31,
(in thousands)	2019	2018	2017
Equity in earnings of affiliates
Trade	$(6,835)	$12,932	$4,509
Ethanol	(524)	14,209	12,214
Total	$(7,359)	$27,141	$16,723

	Year ended December 31,
(in thousands)	2019	2018	2017
Other income, net
Trade	$11,142	$843	$1,590
Ethanol	913	2,766	2,122
Plant Nutrient	4,903	2,495	5,092
Rail	1,583	3,516	2,632
Other	1,568	6,382	11,071
Total	$20,109	$16,002	$22,507

	Year ended December 31,
(in thousands)	2019	2018	2017
Income (loss) before income taxes, net of noncontrolling interest
Trade	$(14,780)	$21,715	$8,197
Ethanol	48,359	27,076	23,525
Plant Nutrient	9,159	12,030	(45,121)
Rail	15,090	17,379	24,798
Other	(26,470)	(24,785)	(32,022)
Income (loss) before income taxes, net of noncontrolling interest	31,358	53,415	(20,623)
Noncontrolling interests	(3,247)	(259)	98
Income (loss) before income taxes	$28,111	$53,156	$(20,525)

	Year ended December 31,
(in thousands)	2019	2018
Identifiable assets
Trade	$2,012,060	$978,974
Ethanol	690,548	295,971
Plant Nutrient	383,781	403,780
Rail	693,931	590,407
Other	120,421	122,871
Total	$3,900,741	$2,392,003

	Year ended December 31,
(in thousands)	2019	2018	2017
Capital expenditures
Trade	$31,173	$17,203	$10,899
Ethanol	104,023	101,320	3,690
Plant Nutrient	20,413	15,723	10,735
Rail	1,827	5,295	3,478
Other	3,548	3,038	5,800
Total	$160,984	$142,579	$34,602

	Year ended December 31,
(in thousands)	2019	2018	2017
Depreciation and amortization
Trade	$50,973	$16,062	$18,757
Ethanol	23,727	6,136	5,970
Plant Nutrient	25,985	26,871	26,628
Rail	34,122	29,164	23,081
Other	11,359	12,064	11,976
Total	$146,166	$90,297	$86,412

	Year ended December 31,
(in thousands)	2019	2018	2017
Revenues from external customers by geographic region
United States	$6,350,643	$2,832,007	$3,506,053
Canada	666,289	136,439	148,974
Mexico	294,644	34	—
Other	858,615	76,902	31,318
Total	$8,170,191	$3,045,382	$3,686,345

The net book value of Trade property, plant and equipment in Canada as of December 31, 2019 was $41.2 million and de minimis for the year ended December 31, 2018. The net book value of the leased railcars in Canada as of December 31, 2019 and 2018 was $22.7 million and $23.2 million, respectively.

14. Leases

The Company leases certain grain handling and storage facilities, ethanol storage terminals, warehouse space, railcars, locomotives, barges, office space, machinery and equipment, vehicles and information technology equipment under operating leases. Lease expense for these leases is recognized within the Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred.

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheet related to leases:

(in thousands)	Consolidated Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets	Right of use assets, net	$76,401
Finance lease assets	Property, plant and equipment, net	23,723
Finance lease assets	Rail Group assets leased to others, net	17,465
Total leased assets		117,589

Liabilities
Current operating leases	Accrued expenses and other current liabilities	25,700
Non-current operating leases	Long-term lease liabilities	51,091
Total operating lease liabilities		76,791

Current finance leases	Current maturities of long-term debt	17,636
Non-current finance leases	Long-term debt	21,501
Total finance lease liabilities		39,137
Total lease liabilities		$115,928

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

(in thousands)	Statement of Operations Classification	For the Year Ended December 31, 2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$26,230
Operating lease cost	Operating, administrative and general expenses	13,711
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	357
Amortization of right-of-use assets	Operating, administrative and general expenses	1,119
Interest expense on lease liabilities	Interest expense	1,023
Other lease cost (a)	Cost of sales and merchandising revenues	822
Other lease cost (a)	Operating, administrative and general expenses	322
Total lease cost		$43,584
(a) Other lease cost includes short-term lease costs and variable lease costs.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of a lease renewal option is generally at the sole discretion of the Company. In addition, certain lease agreements may be terminated prior to their original expiration date at the discretion of the Company. Each renewal and termination option is evaluated at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The following table summarizes the weighted average remaining lease terms as of December 31, 2019:

Weighted Average Remaining Lease Term
Operating leases	4.1 years
Finance leases	6.5 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The following table summarizes the weighted average discount rate used to measure the Company's lease liabilities as of December 31, 2019:

Weighted Average Discount Rate
Operating leases	3.88%
Finance leases	3.72%

Supplemental Cash Flow Information Related to Leases

(in thousands)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,304
Operating cash flows from finance leases	1,023
Financing cash flows from finance leases	1,973
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29,427
Finance leases	16,998

Maturity Analysis of Leases Liabilities

	December 31, 2019
(in thousands)	Operating Leases	Finance Leases	Total
2020	$28,145	$18,185	$46,330
2021	19,230	2,334	21,564
2022	13,574	2,341	15,915
2023	9,887	2,342	12,229
2024	5,567	2,176	7,743
Thereafter	6,956	16,154	23,110
Total lease payments	83,359	43,532	126,891
Less: interest	6,568	4,395	10,963
Total	$76,791	$39,137	$115,928

Prior year lease disclosures

The following pertains to previously disclosed information from Note 15, Commitments and contingencies, contained in the Company's 2018 Annual Report on Form 10-K, which incorporates information about leases now in scope of ASC 842, Leases, disclosed above.

Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial term of one year or more at December 31, 2018 are as follows:

(in thousands)	Minimum Lease Payments
2019	$16,978
2020	11,906
2021	9,959
2022	6,438
2023	3,763
Thereafter	8,348
Total	$57,392

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

The Company recorded a $5.0 million reserve in its opening balance sheet from the LTG acquisition relating to an outstanding non-regulatory litigation claim, based upon preliminary settlement negotiations in the first quarter of 2019. The claim is in response to penalties and fines paid to regulatory entities by LTG in 2018 for the settlement of matters which focused on certain trading activity.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

Commitments

As of December 2019, the Company carries $1.0 million in industrial revenue bonds with the City of Colwich, Kansas (the "City") that mature in 2029, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheet under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheet at December 31, 2019.

16. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$59,640	$29,607	$23,958
Income taxes paid (refunded), net	2,008	(5,439)	2,065
Noncash investing and financing activity:
Equity issued in conjunction with acquisition	127,841	—	—
Removal of pre-existing equity method investments	(284,121)	—	—
Purchase price holdback/ other accrued liabilities	29,956	—	—
Non-cash consideration in conjunction with acquisition	7,318	—	—
Dividends declared not yet paid	5,720	5,515	4,650
Capital projects incurred but not yet paid	2,781	14,165	6,840
Debt resulting from accounting standard adoption	—	36,953	—
Railcar assets resulting from accounting standard adoption	—	25,643	—
Debt financing fees incurred but not yet paid	—	2,288	—
Investment merger (decreasing equity method investments and non-controlling interest)	—	—	8,360

17. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019 and subsequently approved by Shareholders on May 10, 2019 (the "2019 LT Plan"), is authorized to issue up to 2.3 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. This plan replaced the Company's 2014 Long-Term Incentive Compensation Plan (the "2014 LT Plan"). The shares remaining available for issuance under the 2014 LT Plan rolled over into the 2019 LT Plan. Approximately 2.5 million shares remain available for issuance at December 31, 2019.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Total compensation expense recognized in the Consolidated Statements of Operations for all stock compensation programs was $16.2 million, $6.6 million, and $6.1 million in 2019, 2018 and 2017, respectively. Of the $16.2 million recognized in 2019, approximately $9.4 million was related to awards granted as part of the Lansing Acquisition 2018 Inducement and Retention Award Plan.

Non-Qualified Stock Options ("Options")

The Company granted non-qualified stock options during 2015 under the 2014 LT Plan, upon hiring of a senior executive. The options have a term of seven years and have three-year annual graded vesting. The fair value of the options was estimated at the date of grant under the Black-Scholes option pricing model with the following assumptions. Expected volatility was estimated based on the historical volatility of the Company's common shares over the 5.5 years prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life. Forfeitures are estimated at the date of grant based on historical experience. The weighted average assumptions used in the determination of fair value for stock option awards were as follows:

2015
Risk free interest rate	1.80%
Dividend yield	1.58%
Volatility factor of the expected market price of the common shares	0.35
Expected life for the options (in years)	5.50

A reconciliation of the number of Options outstanding and exercisable under the 2014 LT Plan as of December 31, 2019, and changes during the period then ended, is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Options outstanding at January 1, 2019	325,000	$35.40
Options granted	—	—
Options exercised	—	—
Options cancelled / forfeited	—	—
Options outstanding at December 31, 2019	325,000	$35.40	—	$—
Vested and expected to vest at December 31, 2019	325,000	$35.40	—	$—
Options exercisable at December 31, 2019	325,000	$35.40	—	$—

Year ended December 31,
(in thousands)	2019
Total intrinsic value of Options exercised	$—
Total fair value of shares vested	$—
Weighted average fair value of Options granted	$—

As of December 31, 2019, there was no unrecognized compensation cost related to Options granted under both the 2014 and the 2019 LT Plan.

Restricted Stock Awards ("RSAs")

Both the 2014 and 2019 LT Plan permit awards of restricted stock. These shares carry voting and dividend equivalent rights upon vesting; however, sale of the shares is restricted prior to vesting. RSAs vest over a period of 3 years, with one-third vesting each January 1 of the following first, second, and third years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight-line basis.

A summary of the status of the Company's non-vested RSAs as of December 31, 2019, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested restricted shares at January 1, 2019	218	$34.25
Granted	767	33.87
Vested	(264)	31.10
Forfeited	(14)	35.50
Non-vested restricted shares at December 31, 2019	707	$34.99

	Year ended December 31,
	2019	2018	2017
Total fair value of shares vested (000's)	$8,225	$4,681	$3,751
Weighted average fair value of restricted shares granted	$33.87	$34.36	$37.13

As of December 31, 2019, there was $8.2 million of total unrecognized compensation cost related to non-vested RSAs granted under both the 2014 and 2019 LT Plans. That cost is expected to be fully amortized by October 2022.

EPS-Based Performance Share Units (“EPS PSUs”)

Both the 2014 and 2019 LT Plan also allow for the award of EPS PSUs. Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2019, 2018 and 2017 at 50%, 18% and 0% of the maximum amount available for issuance, respectively.

EPS PSUs Activity

A summary of the status of the Company's EPS PSUs as of December 31, 2019, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	247	$33.47
Granted	122	27.23
Vested	—	—
Forfeited	(106)	28.46
Non-vested at December 31, 2019	263	$32.58

	Year ended December 31,
	2019	2018	2017
Weighted average fair value of PSUs granted	$27.23	$35.36	$39.20

As of December 31, 2019, there was $1.4 million unrecognized compensation cost related to non-vested EPS PSUs granted under the LT Plans. That cost is expected to be fully amortized by December 2021.

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

2019
Risk free interest rate	2.53%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	37%
Expected term (in years)	2.84
Correlation coefficient	0.36

TSR PSUs Activity

A summary of the status of the Company's TSR PSUs as of December 31, 2019, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2019	247	$38.02
Granted	125	49.20
Vested	(5)	24.82
Forfeited	(104)	29.59
Non-vested at December 31, 2019	263	$46.85

	Year ended December 31,
	2019	2018	2017
Weighted average fair value of PSUs granted	$49.20	$46.51	$42.53

As of December 31, 2019, there was approximately $2.6 million unrecognized compensation cost related to non-vested TSR PSUs granted under the 2014 and 2019 LT Plans. That cost is expected to be fully amortized by December 2021.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2004 ESP Plan, Restated and Amended January 2019, dated February 22, 2019 and subsequently approved by Shareholders on May 10, 2019, is authorized to issue up to 230 thousand common shares. The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 230 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the balance sheet.

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

	Year ended December 31,
	2019	2018	2017
Risk free interest rate	1.59%	2.57%	1.76%
Dividend yield	2.27%	2.23%	2.06%
Volatility factor of the expected market price of the common shares	36%	33%	28%
Expected life for the options (in years)	1.0	1.0	1.0

18. Business Acquisitions

Effective January 1, 2019, the Company completed its acquisition of the remaining 67.5% equity of LTG. The transaction resulted in the consolidation of Thompsons Limited of Ontario, Canada and related entities as they were jointly owned by the Company and LTG in equal portions.
Total consideration transferred by the Company to complete the acquisition of LTG was $328.9 million. The Company paid $171.1 million in cash and $30.0 million of remaining purchase price holdback and other accrued liabilities, and issued 4.4 million unregistered shares valued at 127.8 million based upon the stock price of the Company at the date of the acquisition.
The purchase price allocation was finalized in the fourth quarter of 2019. A summarized purchase price allocation is as follows:

(in thousands)
Cash consideration paid	$171,147
Equity consideration	127,841
Purchase price holdback/ other accrued liabilities	29,956
Total purchase price consideration	$328,944

The final purchase price allocation at January 1, 2019, is as follows:

(in thousands)
Cash and cash equivalents	$21,525
Accounts receivable	320,467
Inventories	456,963
Commodity derivative assets - current	82,595
Other current assets	27,474
Commodity derivative assets - noncurrent	13,576
Goodwill	126,610
Other intangible assets	112,900
Right of use asset	37,894
Equity method investments	28,728
Other assets, net	5,355
Property, plant and equipment, net	171,717
1,405,804

Short-term debt	218,901
Trade and other payables	303,321
Commodity derivative liabilities - current	29,024
Customer prepayments and deferred revenue	99,530
Accrued expense and other current liabilities	66,109
Other long-term liabilities, including commodity derivative liabilities - noncurrent	3,175
Long-term lease liabilities	21,193
Long-term debt, including current maturities	161,689
Deferred income taxes	15,531
918,473
Fair value of acquired assets and assumed liabilities	487,331

Removal of preexisting ownership interest, including associated cumulative translation adjustment	(159,459)
Pretax loss on derecognition of preexisting ownership interest	1,072
Total purchase price consideration	$328,944

The goodwill recognized as a result of the LTG acquisition is $126.6 million and is allocated to reporting units within the Trade Group segment. The portion of the goodwill that is deductible for tax purposes is $12.5 million. The goodwill recognized is primarily attributable to the addition of an assembled workforce and complementary assets with greater scale that significantly expands the Company's reach in the agricultural marketplace. Due to finalization of the purchase price accounting as well as certain working capital adjustments and deferred income taxes during the fourth quarter, Goodwill decreased $3.2 million, Other intangible assets increased $6.3 million, Deferred income tax liabilities increased $1.1 million and Accrued expenses increased $1.6 million.
Details of the intangible assets acquired are as follows:

(in thousands)		Estimated useful life
Customer relationships	$92,400	10 years
Noncompete agreements	20,500	3 years
Total other intangible assets	$112,900	8 years	*
*weighted average number of years

On October 1, 2019, The Andersons entered into an agreement with Marathon to merge TAAE, TACE, TAME and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC into a new legal entity, The Andersons Marathon Holdings LLC. As a result of the merger, The Andersons and Marathon now own 50.1% and 49.9% of the equity in TAMH, respectively. Total consideration transferred by the Company to complete the acquisition of TAMH was $182.9 million. The company transferred non-cash consideration of $7.3 million and its equity values of the previously mentioned LLCs.
The purchase price allocation is preliminary, pending completion of the full valuation report, finalization of deferred income taxes and working capital adjustments. A summarized preliminary purchase price allocation is as follows:

(in thousands)
Non-cash consideration	$7,318
Investments contributed at fair value	124,662
Investment contributed at cost	50,875
Total purchase price consideration	$182,855

The preliminary purchase price allocation at October 1, 2019, is as follows:

(in thousands)
Cash and cash equivalents	$47,042
Accounts receivable	12,175
Inventories	31,765
Other current assets	2,638
Goodwill	2,726
Right of use asset	5,200
Other assets, net	861
Property, plant and equipment, net	321,380
423,787

Trade and other payables	13,461
Accrued expense and other current liabilities	3,011
Other long-term liabilities	209
Long-term lease liabilities	2,230
Long-term debt, including current maturities	47,886
66,797
Marathon Noncontrolling Interest	174,135
Net Assets Acquired	$182,855

Removal of preexisting ownership interest	$(88,426)
Pretax gain on derecognition of preexisting ownership interest	$36,286

Asset and liability account balances in the opening balance sheet above include the previously consolidated TADE investment balances at carryover basis.
The $2.7 million of goodwill recognized is primarily attributable to expected synergies and the assembled workforce of TAMH. None of the goodwill is expected to be deductible for income tax purposes.

The fair value in the opening balance sheet of the 49.9% noncontrolling interest in TAMH was estimated to be $174.1 million. The fair value was estimated based on 49.9% of the total equity value of TAMH based on the transaction price for the 50.1% stake in TAMH, considering the consideration transferred noted above.

Pro Forma Financial Information (Unaudited)
The summary pro forma financial information for the periods presented below gives effect to the LTG and TAMH acquisitions as if they had occurred at January 1, 2018.

	Year ended December 31,
(in thousands)	2019	2018
Net sales	$8,377,863	$8,588,978
Net income	(24,475)	77,007

Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a statutory tax rate of 25%. The amount of LTG’s and Thompsons’ revenue and earnings included in the Company’s consolidated statement of operations for the period ended December 31, 2019 are not practicable to determine given the level of integration of LTG and Thompsons into the Company’s operations effective January 1, 2019. Additionally, the pro forma amounts for net income above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to Property, plant and equipment had been applied on January 1, 2019 and 2018 related to the TAMH merger. The amounts of revenue and earnings in the Company's consolidated income statement in relation to the TAMH merger, since the acquisition date are $50.7 million of net sales and $5.1 million of net loss at the Company's ownership level.
Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

19. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019, 2018 and 2017 are as follows:

(in thousands)	Trade	Plant Nutrient	Rail	Ethanol	Total
Balance at January 1, 2017	$—	$59,767	$4,167	$—	$63,934
Acquisitions	1,171	—	—	—	1,171
Impairments	—	(59,081)	—	—	(59,081)
Balance at December 31, 2017	1,171	686	4,167	—	6,024
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
Balance at December 31, 2018	1,171	686	4,167	—	6,024
Acquisitions	126,610	—	—	2,726	129,336
Impairments	—	—	—	—	—
Balance at December 31, 2019	$127,781	$686	$4,167	$2,726	$135,360

Goodwill for the Trade segment is $127.8 million and net of accumulated impairment losses of $46.4 million as of December 31, 2019. Goodwill for the Plant Nutrient segment is $0.7 million and net of accumulated impairment losses of $68.9 million as of December 31, 2019.

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit. Any excess of the carrying value of the goodwill over the BEV will be recorded as an impairment loss. The calculation of the BEV is based on significant unobservable inputs, such as price trends, customer demand, material costs and discount rates, and are classified as Level 3 in the fair value hierarchy. No goodwill impairment charges were incurred in 2019 or 2018 as a result of our annual impairment testing.

During 2017, the Company recorded impairment charges totaling $59.1 million related to the Wholesale reporting unit with the Plant Nutrient segment. As a result, there is no remaining goodwill in the Wholesale reporting unit.

The Company's other intangible assets are as follows:

(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value
December 31, 2019
Intangible asset class
Customer list	3	to	10	$131,832	$33,971	$97,861
Non-compete agreements	1	to	7	23,813	12,446	11,367
Supply agreement	10	to	10	9,060	6,526	2,534
Technology	10	to	10	13,400	6,197	7,203
Trademarks and patents	7	to	10	15,810	9,491	6,319
Lease intangible	1	to	8	9,744	4,600	5,144
Software	2	to	10	90,836	46,010	44,826
Other	3	to	5	445	387	58
				$294,940	$119,628	$175,312
December 31, 2018
Intangible asset class
Customer list	3	to	10	$40,570	$21,706	$18,864
Non-compete agreement	1	to	7	3,313	2,753	560
Supply agreement	10	to	10	9,060	5,824	3,236
Technology	10	to	10	13,400	4,857	8,543
Trademarks and patents	7	to	10	17,985	7,682	10,303
Lease intangible	1	to	8	11,564	3,602	7,962
Software	2	to	10	86,723	37,112	49,611
Other	3	to	5	419	360	59
				$183,034	$83,896	$99,138

Amortization expense for intangible assets was $35.4 million, $19.1 million and $18.1 million for 2019, 2018 and 2017, respectively. Expected future annual amortization expense for the above assets is as follows: 2020 -- $33.5 million; 2021 -- $32.1 million; 2022 -- $23.3 million; 2023 -- $22.1 million; and 2024 -- $18.8 million.

In December 2019, the Company recorded impairment charges of $2.5 million for intangibles in the Trade segment related to a frac sand non-compete agreement. The Company also recorded a $2.2 million impairment charge for brand related intangibles within the Plant Nutrient segment in the fourth quarter.

20. Sale of Assets

During 2019, the Trade Group sold the agronomy assets of Thompsons Limited, a wholly owned subsidiary, in Ontario, Canada for $25.1 million resulting in a pre-tax gain of $5.7 million recorded in Other income, net. The Plant Nutrient Group sold its farm center assets in Bay City, Michigan for $4.6 million resulting in a pre-tax gain of $2.9 million recorded in Other income, net. The Trade Group sold its assets in Union City, Tennessee for $0.6 million resulting in a pre-tax loss of $0.6 million in Other income, net.

During 2018, the Company sold its grain elevators in Humboldt, Kenton and Dyer, Tennessee for $19.5 million plus working capital during the second quarter of 2018 and its Como location for $1.3 million plus working capital during the third quarter of 2018. The Company sold one of its convertible preferred security investments for $6.4 million and recorded a pre-tax gain of $3.9 million in Other income, net. The Company sold fifty barge vessels for $26.9 million and recorded a pre-tax gain of $2.4 million in Other income, net. The Company sold its final retail property for $4.9 million and recorded a nominal gain.

During 2017, the Company sold three of its retail properties for $14.7 million and recorded a $8.6 million gain in Other income, net. Additionally, the Company recorded a $1.2 million gain in Other income, net for the sales of fixtures. The Company also sold four farm center locations in Florida for $17.4 million and recorded a $4.7 million gain, net of transaction costs in Other income, net.

21. Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 2019 and 2018:

(in thousands, except for per common share data)	Sales and merchandising revenues	Gross profit	Net Income (loss)	Net income (loss) attributable to The Andersons, Inc.	Earnings (losses) per share-basic	Earnings (losses) per share-diluted
Quarter ended 2019
March 31	$1,976,792	$109,664	$(14,148)	$(13,993)	$(0.43)	$(0.43)
June 30	2,325,041	160,728	29,411	29,888	0.92	0.91
September 30	1,982,755	109,141	(5,870)	(4,237)	(0.13)	(0.13)
December 31	1,885,603	138,359	5,667	6,649	0.20	0.20
Year ended 2019	$8,170,191	$517,892	$15,060	$18,307	$0.56	$0.55

Quarter ended 2018
March 31	$635,739	$63,705	$(1,982)	$(1,700)	$(0.06)	$(0.06)
June 30	911,402	90,474	21,413	21,529	0.76	0.76
September 30	685,579	53,864	(1,875)	(2,098)	(0.07)	(0.07)
December 31	812,662	93,962	23,669	23,753	0.84	0.83
Year ended 2018	$3,045,382	$302,005	$41,225	$41,484	$1.47	$1.46

Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Lansing Trade Group (“LTG”) on January 1, 2019 and during the fourth quarter of 2019 have finalized the integration of LTG processes and other components of internal control over financial reporting into our internal control structure. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Andersons Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Andersons Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements based on our audit and included an explanatory paragraph regarding the Company’s change in method of accounting for leases due to the adoption of  Accounting Standard Update No. 2016-02, Leases (ASC 842) and Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 27, 2020

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information-Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of shareholders, and is incorporated herein by reference.
Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Share Ownership” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV.

 Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report

1.	Financial Statements
The Consolidated Financial Statements of the Company are set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules
Financial Statement Schedule II - Valuation and Qualifying Accounts included in this Form 10-K. All other schedules are not required under the related instructions or are not applicable.

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
2.1	Agreement and Plan of Merger among The Andersons, Inc., Brisket Merger Sub 1, LLC, Brisket Merger Sub 2, LLC, Brisket Merger Sub 3, LLC, LGC Group, Inc. and Lansing Trade Group, LLC, dated October 15, 2018.	8-K	2.1	October 15, 2018

2.2	First Amendment to and Waiver under that certain Agreement and Plan of Merger, dated December 20, 2018. (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)	10-K	2.2	December 31, 2018

2.3	Second Amendment to and Waiver under Agreement and Plan of Merger, dated December 28, 2018. (Certain exhibits to the agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)	10-K	2.3	December 31, 2018

3.1**	Articles of Incorporation.

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Form of Indenture dated as of October 1, 1985, between The Andersons, Inc. and Ohio Citizens Bank, as Trustee. (the Company will furnish the document to the SEC upon request).	S-3	4(a)	October 1, 1985

4.2	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.3	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428).	S-3	4.1	June 29, 2012

10.01	Cargill Lease and Sublease dated June 1, 2008.	10-K	10.11	December 31, 2018

10.02	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	10-K	10.58	December 31, 2013

10.03	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	8-K	10.2	June 28, 2018

10.04	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated	8-K	10.1	June 28, 2018

10.05*	2004 Employee Share Purchase Plan Restated and Amended January 2019	DEF 14A	Appendix B	March 19, 2019

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.06	The Andersons, Inc. 2014 Long-Term Incentive Compensation Plan effective May 2, 2014.	DEF 14A	Appendix C	March 12, 2014

10.07*	The Andersons, Inc. 2019 Long-Term Incentive Compensation Plan	DEF 14A	Appendix C	March 19, 2019

10.08*	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe	10-Q	10	September 30, 2015

10.09*	Management Performance Program	10-K	10.33	December 31, 2017

10.10	Form of Change in Control and Severance Participation Agreement	10-K	10.34	December 31, 2017

10.11	Change in Control and Severance Policy	10-K	10.35	December 31, 2017

10.12*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	March 31, 2018

10.13*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.2	March 31, 2018

10.14*	Form of Restricted Share Award	10-Q	10.3	March 31, 2018

10.15*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.4	March 31, 2018

10.16	Amended and Restated Revolving Asset Based Loan Agreement, dated August 2, 2018, between The Andersons Railcar Leasing Company LLC, as borrower, and The Andersons Railcar Company LLC, as guarantor, with PNC Bank, National Association.	8-K	10.1	August 7, 2018

10.17*	The Andersons, Inc. Lansing Acquisition 2018 Inducement and Retention Plan dated December 21, 2018	S-8	4	December 21, 2018

10.18*	Inducement and Retention Restricted Stock Award Agreement	S-8	10.1	December 21, 2018

10.19*	Employment Agreement between The Andersons, Inc. and William E. Krueger	8-K	10	January 2, 2019

10.20	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.21*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.3	March 31, 2019

10.22*	Form of Restricted Share Award	10-Q	10.4	March 31, 2019

10.23*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	June 30, 2019

10.24*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.2	June 30, 2019

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.25	AGREEMENT AND PLAN OF MERGER by and among THE ANDERSONS INC., THE ANDERSONS ETHANOL LLC, MARATHON RENEWABLE FUELS CORPORATION, THE ANDERSONS ALBION ETHANOL LLC, THE ANDERSONS CLYMERS ETHANOL LLC, THE ANDERSONS MARATHON ETHANOL LLC, THE ANDERSONS DENISON ETHANOL LLC and THE ANDERSONS MARATHON HOLDINGS LLC dated October 1, 2019. (Exhibits within the agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	October 3, 2019

10.26	CREDIT AGREEMENT by and among THE ANDERSONS MARATHON HOLDINGS LLC, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Bookrunners dated October 1, 2019.	8-K	10.2	October 3, 2019

10.27	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

10.28	First Amendment to Credit Agreement between THE ANDERSONS MARATHON HOLDINGS LLC and BOBANK, ACB.	8-K	10.1	December 17, 2019

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

23.2**	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

23.3**	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

23.4**	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - Canada.

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosure

101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

 Item 16. Form 10-K Summary

Not applicable

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Allowance for doubtful accounts receivable
2019	$8,325	$4,678	$—	$(222)	$12,781
2018	9,156	542	—	(1,373)	8,325
2017	7,706	3,000	—	(1,550)	9,156
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance for doubtful accounts receivable accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: February 27, 2020	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/27/2020	/s/ Catherine M. Kilbane	Director	2/27/2020
Patrick E. Bowe	(Principal Executive Officer)		Catherine M. Kilbane

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/27/2020	/s/ Ross W. Manire	Director	2/27/2020
Brian A. Valentine	(Principal Financial Officer)		Ross W. Manire

/s/ Michael T. Hoelter	Corporate Controller	2/27/2020	/s/ Patrick S. Mullin	Director	2/27/2020
Michael T. Hoelter	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Michael J. Anderson, Sr.	Chairman	2/27/2020	/s/ John T. Stout, Jr.	Director	2/27/2020
Michael J. Anderson, Sr.			John T. Stout, Jr.

/s/ Gerard M. Anderson	Director	2/27/2020	/s/ Jacqueline F. Woods	Director	2/27/2020
Gerard M. Anderson			Jacqueline F. Woods

/s/ Stephen F. Dowdle	Director	2/27/2020	/s/ Robert J. King, Jr.	Director	2/27/2020
Stephen F. Dowdle			Robert J. King, Jr.

/s/ Pamela S. Hershberger	Director	2/27/2020
Pamela S. Hershberger