Form 10-Q
period 2020-03-31
Andersons, Inc.
filed 2020-05-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The registrant had approximately 32.9 million common shares outstanding at April 24, 2020.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc. Condensed Consolidated Balance Sheets (Unaudited)(In thousands)

	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$19,693	$54,895	$29,991
Accounts receivable, net	539,671	536,367	611,290
Inventories (Note 2)	1,028,076	1,170,536	1,026,465
Commodity derivative assets – current (Note 5)	149,070	107,863	158,277
Other current assets	85,372	75,681	60,586
Total current assets	1,821,882	1,945,342	1,886,609
Other assets:
Goodwill	135,360	135,360	119,641
Other intangible assets, net	167,398	175,312	206,572
Right of use assets, net	62,182	76,401	85,766
Equity method investments	22,910	23,857	121,781
Other assets, net	24,305	21,753	30,449
Total other assets	412,155	432,683	564,209
Rail Group assets leased to others, net (Note 3)	597,069	584,298	537,629
Property, plant and equipment, net (Note 3)	921,585	938,418	671,805
Total assets	$3,752,691	$3,900,741	$3,660,252

The Andersons, Inc. Condensed Consolidated Balance Sheets (continued) (Unaudited)(In thousands)

	March 31, 2020	December 31, 2019	March 31, 2019
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$392,450	$147,031	$434,304
Trade and other payables	553,416	873,081	590,258
Customer prepayments and deferred revenue	121,148	133,585	148,345
Commodity derivative liabilities – current (Note 5)	90,491	46,942	66,623
Current maturities of long-term debt (Note 4)	80,758	62,899	55,160
Accrued expenses and other current liabilities	147,225	176,381	151,648
Total current liabilities	1,385,488	1,439,919	1,446,338
Long-term lease liabilities	43,308	51,091	57,451
Long-term debt, less current maturities (Note 4)	987,526	1,016,248	982,025
Deferred income taxes	156,804	146,155	138,598
Other long-term liabilities	65,703	51,673	37,554
Total liabilities	2,638,829	2,705,086	2,661,966
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,550 shares issued at 3/31/2020, 12/31/2019 and 3/31/2019)	137	137	137
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	341,382	345,359	324,753
Treasury shares, at cost (21, 207 and 193 shares at 3/31/2020, 12/31/2019 and 3/31/2019, respectively)	(652)	(7,342)	(7,216)
Accumulated other comprehensive income (loss)	(27,649)	(7,231)	2,474
Retained earnings	599,039	642,687	627,136
Total shareholders’ equity of The Andersons, Inc.	912,257	973,610	947,284
Noncontrolling interests	201,605	222,045	51,002
Total equity	1,113,862	1,195,655	998,286
Total liabilities and equity	$3,752,691	$3,900,741	$3,660,252
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2020	2019
Sales and merchandising revenues	$1,853,105	$1,976,792
Cost of sales and merchandising revenues	1,789,975	1,867,128
Gross profit	63,130	109,664
Operating, administrative and general expenses	105,060	113,349
Interest expense, net	15,587	15,910
Other income, net:
Equity in earnings of affiliates, net	129	1,519
Other income (loss), net	4,813	(1,514)
Loss before income taxes	(52,575)	(19,590)
Income tax benefit	(1,464)	(5,442)
Net loss	(51,111)	(14,148)
Net loss attributable to the noncontrolling interests	(13,449)	(155)
Net loss attributable to The Andersons, Inc.	$(37,662)	$(13,993)
Per common share:
Basic loss attributable to The Andersons, Inc. common shareholders	$(1.15)	$(0.43)
Diluted loss attributable to The Andersons, Inc. common shareholders	$(1.15)	$(0.43)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2020	2019
Net loss	$(51,111)	$(14,148)
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost (net of income tax of $26 and $43)	(116)	(126)
Cash flow hedge activity (net of income tax of $4,519 and $1,201)	(13,663)	(3,622)
Foreign currency translation adjustments (net of income tax of $0 for both periods)	(6,639)	12,609
Other comprehensive income (loss)	(20,418)	8,861
Comprehensive loss	(71,529)	(5,287)
Comprehensive loss attributable to the noncontrolling interests	(13,449)	(155)
Comprehensive loss attributable to The Andersons, Inc.	$(58,080)	$(5,132)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2020	2019
Operating Activities
Net loss	$(51,111)	$(14,148)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	46,898	33,760
Bad debt expense	4,310	318
Equity in earnings of affiliates, net of dividends	(129)	(1,465)
Gains on sales of Rail Group assets and related leases	(645)	(736)
Stock-based compensation expense	2,880	4,799
Deferred federal income tax	16,474	(5,640)
Inventory write down	10,571	—
Other	4,001	4,528
Changes in operating assets and liabilities:
Accounts receivable	(11,737)	(79,295)
Inventories	122,323	124,741
Commodity derivatives	1,231	(9,149)
Other assets	(10,887)	11,337
Payables and other accrued expenses	(362,609)	(191,095)
Net cash used in operating activities	(228,430)	(122,045)
Investing Activities
Acquisition of business, net of cash acquired	—	(147,343)
Purchases of Rail Group assets	(13,270)	(15,873)
Proceeds from sale of Rail Group assets	2,405	1,948
Purchases of property, plant and equipment and capitalized software	(19,307)	(44,728)
Proceeds from sale of assets	36	400
Purchase of investments	(280)	(240)
Net cash used in investing activities	(30,416)	(205,836)
Financing Activities
Net change in short-term borrowings	251,712	9,942
Proceeds from issuance of long-term debt	90,736	693,761
Payments of long-term debt	(104,913)	(361,067)
Contributions by noncontrolling interest owner	3,307	4,715
Distributions to noncontrolling interest owner	(10,298)	—
Payments of debt issuance costs	(250)	(5,788)
Dividends paid	(5,723)	(5,515)
Other	(994)	2
Net cash provided by financing activities	223,577	336,050
Effect of exchange rates on cash, cash equivalents and restricted cash	67	(771)
Increase (Decrease) in cash, cash equivalents and restricted cash	(35,202)	7,398
Cash, cash equivalents and restricted cash at beginning of period	54,895	22,593
Cash, cash equivalents and restricted cash at end of period	$19,693	$29,991
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net loss					(13,993)	(155)	(14,148)
Other comprehensive loss				(2,770)			(2,770)
Amounts reclassified from accumulated other comprehensive loss				11,631			11,631
Contributions received from noncontrolling interest						4,715	4,715
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (740 shares)		(22,756)	27,944				5,188
Dividends declared ($0.17 per common share)					(5,529)		(5,529)
Shares issued for acquisition	41	123,105					123,146
Restricted share award dividend equivalents		8	140		(148)		—
Balance at March 31, 2019	$137	$324,753	$(7,216)	$2,474	$627,136	$51,002	$998,286

Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net loss					(37,662)	(13,449)	(51,111)
Other comprehensive loss				(20,974)			(20,974)
Amounts reclassified from accumulated other comprehensive loss				556			556
Contributions from noncontrolling interest						3,307	3,307
Distributions to noncontrolling interest						(10,298)	(10,298)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (181 shares)		(3,977)	6,452				2,475
Dividends declared ($0.175 per common share)					(5,748)		(5,748)
Restricted share award dividend equivalents			238		(238)		—
Balance at March 31, 2020	$137	$341,382	$(652)	$(27,649)	$599,039	$201,605	$1,113,862
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Consolidation
These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”), its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2019 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2019 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
Recently Adopted Accounting Guidance

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. Effective January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The impact of adopting this new standard on the Condensed Consolidated Financial Statements was not material.

Cloud Computing Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU reduces the complexity of accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The guidance is effective for fiscal years beginning after December 15, 2019. The adoption of this standard effective January 1, 2020 on the consolidated financial statements is not material.

Reference Rate Reform (Topic 848)

In March 2020, the FASB concluded its reference rate reform project and issued ASU 2020-04, Reference Rate Reform (Topic 848). London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company has elected to adopt ASU 2020-04 immediately for all optional expedients provided for contract modification accounting as permissible under the standard. The impact of executing the standard should the need arise will be disclosed, however, at this time there has been no impact to our consolidated financial statements.

Recent Accounting Guidance Issued Not Yet Effective

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of this update on our consolidated financial statements is currently being assessed. At this time the Company does not plan to early adopt the standard.

2. Inventories
Major classes of inventories are as follows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Grain and other agricultural products	$750,281	$907,482	$812,361
Frac sand and propane	5,723	15,438	8,172
Ethanol and co-products	87,706	95,432	16,302
Plant nutrients and cob products	178,028	146,164	183,886
Railcar repair parts	6,338	6,020	5,744
Total Inventories	$1,028,076	$1,170,536	$1,026,465

Inventories on the Condensed Consolidated Balance Sheets do not include 3.9 million, 6.4 million and 1.9 million bushels of grain held in storage for others as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

In the first quarter of 2020, the Company recorded a $10.6 million lower of cost or net realizable value charge related to lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Land	$40,336	$40,442	$39,552
Land improvements and leasehold improvements	95,327	103,148	82,681
Buildings and storage facilities	381,258	373,961	337,631
Machinery and equipment	861,812	835,156	481,454
Construction in progress	41,824	59,993	151,895
	1,420,557	1,412,700	1,093,213
Less: accumulated depreciation	498,972	474,282	421,408
Property, plant and equipment, net	$921,585	$938,418	$671,805

Depreciation expense on property, plant and equipment was $31.0 million and $17.9 million for the three months ended March 31, 2020 and 2019, respectively.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Rail Group assets leased to others	$740,809	$723,004	$660,747
Less: accumulated depreciation	143,740	138,706	123,118
Rail Group assets, net	$597,069	$584,298	$537,629

Depreciation expense on Rail Group assets leased to others amounted to $7.7 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

4. Debt

Short-term and long-term debt at March 31, 2020, December 31, 2019 and March 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Short-term Debt – Non-Recourse	$83,791	$54,029	$97,304
Short-term Debt – Recourse	308,659	93,002	337,000
Total Short-term Debt	$392,450	$147,031	$434,304

Current Maturities of Long-term Debt – Non-Recourse	$5,212	$9,545	$7,793
Current Maturities of Long-term Debt – Recourse	75,546	53,354	47,367
Total Current Maturities of Long-term Debt	$80,758	$62,899	$55,160

Long-term Debt, Less: Current Maturities – Non-Recourse	$329,462	$330,251	$177,955
Long-term Debt, Less: Current Maturities – Recourse	658,064	685,997	804,070
Total Long-term Debt, Less: Current Maturities	$987,526	$1,016,248	$982,025

The total borrowing capacity of the Company's lines of credit at March 31, 2020 was $1,684.0 million of which the Company had a total of $1,006.4 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company is in compliance with all financial covenants as of March 31, 2020.

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
The following table presents at March 31, 2020, December 31, 2019 and March 31, 2019, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	March 31, 2020		December 31, 2019		March 31, 2019
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Cash collateral paid	$22,855	$—	$56,005	$—	$21,751	$—
Fair value of derivatives	20,977	—	(10,323)	—	38,580	—
Balance at end of period	$43,832	$—	$45,682	$—	$60,331	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	March 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$164,700	$3,240	$9,648	$142	$177,730
Commodity derivative liabilities	(38,485)	(119)	(100,139)	(2,667)	(141,410)
Cash collateral paid	22,855	—	—	—	22,855
Balance sheet line item totals	$149,070	$3,121	$(90,491)	$(2,525)	$59,175

	December 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$92,429	$1,045	$7,439	$18	$100,931
Commodity derivative liabilities	(40,571)	(96)	(54,381)	(523)	(95,571)
Cash collateral paid	56,005	—	—	—	56,005
Balance sheet line item totals	$107,863	$949	$(46,942)	$(505)	$61,365

	March 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$142,262	$3,781	$665	$93	$146,801
Commodity derivative liabilities	(5,736)	(24)	(67,288)	(3,914)	(76,962)
Cash collateral paid	21,751	—	—	—	21,751
Balance sheet line item totals	$158,277	$3,757	$(66,623)	$(3,821)	$91,590

The net pretax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Gains on commodity derivatives included in cost of sales and merchandising revenues	$30,960	$66,419

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2020, December 31, 2019 and March 31, 2019:

	March 31, 2020
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	555,782	—	—	—
Soybeans	33,950	—	—	—
Wheat	92,374	—	—	—
Oats	56,582	—	—	—
Ethanol	—	103,252	—	—
Corn oil	—	—	6,275	—
Other	18,734	1,500	296	2,010
Subtotal	757,422	104,752	6,571	2,010
Exchange traded:
Corn	165,295	—	—	—
Soybeans	37,875	—	—	—
Wheat	59,135	—	—	—
Oats	1,490	—	—	—
Ethanol	—	44,440	—	—
Propane	—	11,760	—	—
Other	—	11,970	—	213
Subtotal	263,795	68,170	—	213
Total	1,021,217	172,922	6,571	2,223

	December 31, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	552,359	—	—	—
Soybeans	34,912	—	—	—
Wheat	100,996	—	—	—
Oats	24,700	—	—	—
Ethanol	—	116,448	—	—
Corn oil	—	—	14,568	—
Other	11,363	4,000	305	2,263
Subtotal	724,330	120,448	14,873	2,263
Exchange traded:
Corn	221,740	—	—	—
Soybeans	39,145	—	—	—
Wheat	68,171	—	—	—
Oats	2,090	—	—	—
Ethanol	—	175,353	—	—
Propane	—	5,166	—	—
Other	—	15	—	232
Subtotal	331,146	180,534	—	232
Total	1,055,476	300,982	14,873	2,495

	March 31, 2019
Commodity (in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	624,612	—	—	—
Soybeans	42,859	—	—	—
Wheat	118,909	—	—	—
Oats	26,361	—	—	—
Ethanol	—	233,420	—	—
Corn oil	—	—	6,733	—
Other	5,574	2,032	6	2,508
Subtotal	818,315	235,452	6,739	2,508
Exchange traded:
Corn	197,210	—	—	—
Soybeans	47,860	—	—	—
Wheat	103,955	—	—	—
Oats	770	—	—	—
Ethanol	—	110,758	—	—
Gasoline	—	12,936	—	—
Propane	—	14,784	—	—
Other	2	—	—	205
Subtotal	349,797	138,478	—	205
Total	1,168,112	373,930	6,739	2,713

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
At March 31, 2020, December 31, 2019 and March 31, 2019, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Derivatives not designated as hedging instruments
Interest rate contracts included in Other long-term liabilities	$(1,913)	$(1,007)	$(4,494)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	$440	$2,742	$(344)
Derivatives designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$(8,081)	$(3,118)	$—
Interest rate contracts included in Other long-term assets (Other long-term liabilities)	$(22,620)	$(9,382)	$(4,552)

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$(784)	$(990)
Foreign currency derivative gains (losses) included in Other income (loss), net	$—	$(1,467)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other Comprehensive Income (Loss)	$(18,182)	$(4,991)
Interest rate derivatives gains (losses) included in Interest income (expense), net	$(1,290)	$165

Outstanding interest rate derivatives, as of March 31, 2020, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2019	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

6. Revenue

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

	Three months ended March 31,
(in thousands)	2020	2019
Revenues under ASC 606	$347,502	$315,172
Revenues under ASC 842	25,551	28,868
Revenues under ASC 815	1,480,052	1,632,752
Total Revenues	$1,853,105	$1,976,792

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$73,231	$—	$73,231
Primary nutrients	—	—	45,690	—	45,690
Services	1,686	—	182	8,736	10,604
Ethanol products and co-products	53,165	101,698	—	—	154,863
Frac sand and propane	49,875	—	—	—	49,875
Other	3,989	616	5,810	2,824	13,239
Total	$108,715	$102,314	$124,913	$11,560	$347,502

	Three months ended March 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$3,938	$—	$68,400	$—	$72,338
Primary nutrients	427	—	53,089	—	53,516
Service	825	3,436	162	9,947	14,370
Ethanol products and co-products	62,758	21,472	—	—	84,230
Frac sand and propane	80,463	—	—	—	80,463
Other	1,157	—	6,874	2,224	10,255
Total	$149,568	$24,908	$128,525	$12,171	$315,172

Approximately 3% and 5% of revenues accounted for under ASC 606 during the three months ended March 31, 2020 and 2019, respectively, and are recorded over time which primarily relates to service revenues noted above.

Contract balances

The balances of the Company’s contract liabilities were $65.8 million and $28.5 million as of March 31, 2020 and December 31, 2019, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. The primary and specialty business records contract liabilities for payments received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built up in the first quarter of the year.

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

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million at an effective income tax rate of 2.8%. The annual effective tax rate differs from the statutory U.S. Federal tax rate as the tax benefit from consolidated pre-tax losses is completely offset by the portion of losses owned by non-controlling interests that do not provide for a tax benefit. The decrease in effective tax rate for the three months ended March 31, 2020 as compared to the same period last year was primarily attributed to the tax expense generated from the current period loss before taxes at the estimated annual effective tax rate, offset by tax benefits from anticipated net operating loss carrybacks as result of the Coronavirus Aid, Relief, and. Economic Security Act ("CARES") Act. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $5.4 million at an effective income tax rate of 27.8%.

The 2020 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $25.4 million as of March 31, 2020, and $0.6 million for the period ended March 31, 2019. The unrecognized tax benefits of $25.4 million include $21.7 million recorded as a reduction of the deferred tax asset and refundable credits associated with the R&D Credits.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the Coronavirus (“COVID-19”) pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. The Company has analyzed the impact of the CARES Act to determine the estimated impact on 2019 filing positions that could be carried back to prior tax years, and recorded a financial statement benefit of $6.6 million. On April 17, 2020, the Internal Revenue Service issued Revenue Procedure 2020-25, allowing for companies to revoke an election out of bonus depreciation. The Company is currently evaluating the impact of this additional guidance.

8. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2020
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(9,443)	$1,065	$258	$889	$(7,231)
Other comprehensive loss before reclassifications	(14,390)	(6,639)	—	55	$(20,974)
Amounts reclassified from accumulated other comprehensive income (loss)	727	—	—	(171)	$556
Net current-period other comprehensive income (loss)	(13,663)	(6,639)	—	(116)	(20,418)
Ending balance	$(23,106)	$(5,574)	$258	$773	$(27,649)
(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended March 31, 2019
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning Balance	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive loss before reclassifications	(3,758)	943	—	45	$(2,770)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	136	11,666	—	(171)	$11,631
Net current-period other comprehensive income (loss)	(3,622)	12,609	—	(126)	8,861
Ending balance	$(3,748)	$1,059	$258	$4,905	$2,474
(a) All amounts are net of tax. Amounts in parentheses indicate debits.
(b) Reflects foreign currency translation adjustments attributable to the consolidation of Thompsons Limited.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2020
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)
	(228)	Total before tax
	57	Income tax provision (benefit)
	$(171)	Net of tax

Cash Flow Hedges
Interest payments	$969	Interest expense
	969	Total before tax
	(242)	Income tax provision
	$727	Net of tax

Total reclassifications for the period	$556	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended March 31, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)
	(228)	Total before tax
	57	Income tax provision (benefit)
	$(171)	Net of tax

Cash Flow Hedges
Interest payments	$182	Interest expense
	182	Total before tax
	(46)	Income tax provision
	$136	Net of tax

Foreign Currency Translation Adjustment
Realized loss on pre-existing investment	$11,666	Other income, net
	11,666	Total before tax
	—	Income tax provision
	$11,666	Net of tax

Total reclassifications for the period	$11,631	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost.

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended March 31,
	2020	2019
Net loss attributable to The Andersons, Inc.	$(37,662)	$(13,993)
Earnings per share – basic:
Weighted average shares outstanding – basic	32,821	32,501
Earnings per common share – basic	$(1.15)	$(0.43)
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,821	32,501
Effect of dilutive awards	—	—
Weighted average shares outstanding – diluted	32,821	32,501
Earnings per common share – diluted	$(1.15)	$(0.43)

All outstanding share awards were antidilutive for the three months ended March 31, 2020 and March 31, 2019 as the Company incurred a net loss in both periods.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020, December 31, 2019 and March 31, 2019:

(in thousands)	March 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$43,832	$15,343	$—	$59,175
Provisionally priced contracts (b)	(94,834)	(51,061)	—	(145,895)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	5,373	(32,614)	—	(27,241)
Total	$(45,629)	$(68,332)	$8,654	$(105,307)

(in thousands)	December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$45,682	$15,683	$—	$61,365
Provisionally priced contracts (b)	(118,414)	(68,237)	—	(186,651)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	9,469	(13,507)	—	(4,038)
Total	$(63,263)	$(66,061)	$8,404	$(120,920)

(in thousands)	March 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$60,331	$31,259	$—	$91,590
Provisionally priced contracts (b)	(48,430)	(49,393)	—	(97,823)
Convertible preferred securities (c)	—	—	7,404	7,404
Other assets and liabilities (d)	5,772	(4,494)	—	1,278
Total	$17,673	$(22,628)	$7,404	$2,449

(a)	Includes associated cash posted/received as collateral

(b)	Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)

(c)	Recorded in “Other assets, net” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2020	2019
Assets (liabilities) at January 1,	$8,404	$7,154
Additional Investments	250	250
Assets (liabilities) at March 31,	$8,654	$7,404

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2020, December 31, 2019 and March 31, 2019:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of March 31, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,654	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of March 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$7,404	Implied based on market prices	N/A	N/A

(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of December 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (a)	$16,546	Third party appraisal	Various	N/A
Real property (b)	608	Market approach	Various	N/A
Equity method investment (c)	12,424	Discounted cash flow analysis	Various	N/A
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

There were no non-recurring fair value measurements as of March 31, 2020 and March 31, 2019.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Fair value of long-term debt, including current maturities	$1,113,042	$1,096,010	$1,043,503
Fair value in excess of carrying value (a)	36,461	8,257	2,318

(a) Carrying value used for this purpose excludes unamortized debt issuance costs.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Parties

In the ordinary course of business and on an arms-length basis, the Company will mainly enter into related party transactions with the minority shareholders of the Company's ethanol operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2020	2019
Sales revenues	$54,694	$61,168
Service fee revenues (a)	—	4,112
Purchases of product and capital assets	15,577	169,229
Lease income (b)	147	1,014
Labor and benefits reimbursement (c)	—	3,857

(a)
Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions. These revenues are now eliminated in consolidation as a result of the TAMH merger.

(b)
Lease income includes certain railcars leased to related parties and the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities from the prior period and are now eliminated in consolidation as a result of the TAMH merger.

(c)
Prior to the TAMH merger the Company provided all operations labor to the unconsolidated ethanol LLCs and charged them an amount equal to the Company's costs of the related services for the prior periods.

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Accounts receivable (d)	$6,586	$10,603	$20,134
Accounts payable (e)	6,364	12,303	24,644

(d)	Accounts receivable represents amounts due from related parties for the sale of ethanol and other various items.

(e)	Accounts payable represents amounts due to related parties for purchases of ethanol equipment and other various items.

12. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business produces ethanol through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment.

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

	Three months ended March 31,
(in thousands)	2020	2019
Revenues from external customers
Trade	$1,378,040	$1,537,686
Ethanol	313,039	269,166
Plant Nutrient	124,913	128,525
Rail	37,113	41,415
Total	$1,853,105	$1,976,792

	Three months ended March 31,
(in thousands)	2020	2019
Inter-segment sales
Trade	$609	$181
Plant Nutrient	887	20
Rail	1,605	1,275
Total	$3,101	$1,476

	Three months ended March 31,
(in thousands)	2020	2019
Income (loss) before income taxes, net of noncontrolling interest
Trade	$(9,983)	$(17,903)
Ethanol	(23,976)	3,011
Plant Nutrient	(1,192)	(3,929)
Rail	1,007	4,312
Other	(4,982)	(4,926)
Income (loss) before income taxes, net of noncontrolling interest	(39,126)	(19,435)
Noncontrolling interests	(13,449)	(155)
Income (loss) before income taxes	$(52,575)	$(19,590)

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Identifiable assets
Trade	$1,878,812	$2,012,060	$2,116,254
Ethanol	653,928	690,548	333,060
Plant Nutrient	434,512	383,781	455,529
Rail	658,271	693,931	642,596
Other	127,168	120,421	112,813
Total	$3,752,691	$3,900,741	$3,660,252

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

The Company recorded a $5.0 million reserve relating to an outstanding non-regulatory litigation claim, based upon preliminary settlement negotiations in the first quarter of 2019. The claim is in response to penalties and fines paid to regulatory entities by a previously unconsolidated subsidiary in 2018 for the settlement of matters which focused on certain trading activity.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Interest paid	$16,180	$16,711
Noncash investing and financing activity
Dividends declared not yet paid	5,748	5,527
Capital projects incurred but not yet paid	8,459	15,974
Equity issued in conjunction with acquisition	—	123,146
Removal of pre-existing equity method investment	—	(159,459)
Purchase price holdback/ other accrued liabilities	—	31,518

15. Business Acquisition

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
The purchase price allocation is preliminary, pending, finalization of deferred income taxes adjustments. A summarized preliminary purchase price allocation is as follows:

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

Pro Forma Financial Information (Unaudited)
The summary pro forma financial information for the periods presented below gives effect to the TAMH acquisition as if it had occurred at January 1, 2019.

	Three months ended March 31,
(in thousands)	2020	2019
Net sales	$1,853,105	$2,031,510
Net income	(51,111)	(15,228)

Pro forma net income was also adjusted to account for the tax effects of the pro forma adjustments noted above using a statutory tax rate of 25%. The pro forma amounts for net income above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to Property, plant and equipment had been applied on January 1, 2019 related to the TAMH merger.
Pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.

16. Goodwill

During the quarter the Company completed a reorganization of its organization and internal structure whereby the Company reorganized its operations between the Trade and Ethanol segments to enhance operating decisions and assessing performance. On January 1, 2020, the Company moved its Distillers Dried Grains ("DDG") business from the Trade to Ethanol segment. The reorganization resulted in the reassignment of goodwill to the affected reporting units using a relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the Trade and Ethanol segments for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre-reorganization reporting units.

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2020 are as follows:

(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Balance as of January 1, 2020	$127,781	$2,726	$686	$4,167	$135,360
Reorganization (a)	(5,714)	5,714	—	—	—
Balance as of March 31, 2020	$122,067	$8,440	$686	$4,167	$135,360

(a) Reorganization related to move of the DDG business line from the Trade to Ethanol segment.

Due to the severe decline in ethanol prices, largely impacted by COVID-19 during the period, management determined that a triggering event occurred within the Ethanol segment. Accordingly, an interim impairment test was performed over the Ethanol group's goodwill as well as its other intangible and long-lived assets. Based on the results of the impairment test, the Ethanol segment did not record an impairment charge.

When performing our test for impairment, we measured each reporting unit's fair value using a combination of income and market approaches.

The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer. Significant estimates in the income approach include the following: discount rate, expected financial outlook and profitability of the reporting unit's business (all Level 3 inputs in the fair value hierarchy). Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors.

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

The results of the goodwill impairment test within the Ethanol group supported the calculated fair value exceeding the carrying values by greater than 20%. However, as the fair value is highly sensitive to changes in assumptions, including interest rates and outlook for future volume and margins, general trends in the business and/or macro-economic factors could cause the estimated fair value of the reporting unit to fall below its carrying value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2019 Form 10-K, have not materially changed through the first quarter of 2020.

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

The Company has ethanol production, merchandising and goodwill assets within the Ethanol segment. Due to an adverse change within the industry, the Company determined that a triggering event had occurred during the quarter for the asset group to be assessed for impairment. The asset group was determined to not be impaired in the first quarter, however, continuing adverse market conditions or alternative management decisions surrounding the future of these operations may result in future impairment considerations.

Further, the Company has considered the potential impact that the book value of the Company’s total shareholders’ equity exceeded the Company’s market capitalization for impairment indicators. Management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for the period, an impairment triggering event had not occurred. The Company continues to believe that the share price is not an accurate reflection of its current value. While the adverse conditions are currently present and pervasive in the agriculture space during this time, the long-term outlook remains positive and we believe that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. Further, due to internal reorganizations within the Plant Nutrient, Ethanol and Trade segments, certain portions of goodwill have been subject to a quantitative goodwill assessment during the period which resulted in no impairment charges. As a result of these tests, the Company concluded that no impairment existed as of March 31, 2020.

Recent Developments

For the first quarter of 2020, the global emergence of the novel strain of COVID-19 had a significant impact to the global economy, including several industries in which The Andersons operates. The government-induced stay-at-home orders reduced demand for gasoline, ethanol and corn, primarily impacting the Ethanol and Trade Groups. As previously announced the Company has idled its ethanol plants for extended maintenance shutdowns in an effort to maintain the Company's ethanol plants, protect employees and conserve cash. The future impacts of the COVID-19 pandemic on the Company’s business are highly uncertain at this time.

The Company is a critical infrastructure industry as that term has been defined by The United States Department of Homeland Security, Cybersecurity and Infrastructure Agency, in its March 19, 2020 Memorandum. As COVID-19 continues to spread, the Company is currently conducting business as usual to the greatest extent possible in the current circumstances. The Company is taking a variety of measures to ensure the availability of its services throughout our network, promote the safety and security of our employees, and support the communities in which we operate. Certain modifications the Company has made in response to the COVID-19 pandemic include: implementing a period of working at home for all non-essential support staff; restricting employee business travel; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and supplementing employment insurance payments and maintaining health benefit coverage of employees through the pandemic. The Company is responding to this crisis through measures designed to protect our workforce and preventing disruptions to the Company's operations within the North American agricultural supply chain. The Andersons service is deemed essential as part of the agricultural industry.

As previously announced, the Company’s annual meeting of shareholders, held on May 8, 2020, will be conducted via a virtual-only format by live webcast online for the first time. We have observed many other companies, taking precautionary and preemptive actions to address the COVID-19 pandemic, and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, shareholders, partners, suppliers, and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part II, Item 1A. Risk Factors.

Trade Group

The Trade Group’s results in the first quarter reflect lower income as the Group recorded a significant loss on its corn position during the quarter as basis depreciated due to the sharp reduction in ethanol demand along with significant addition to credit reserves for customers in the ethanol market. The food and specialty ingredients businesses enjoyed a strong quarter, more than doubling last year's first quarter results partially offsetting the loss from corn basis depreciation and credit reserves.

Agricultural inventories on hand at March 31, 2020 were 128.8 million bushels, of which 3.9 million bushels were stored for others. These amounts compare to 136.8 million bushels on hand at March 31, 2019, of which 1.9 million bushels were stored for others. Total Trade storage capacity, including temporary pile storage, was approximately 205 million bushels at March 31, 2020 compared to 218 million bushels at March 31, 2019.

The group expects continued pressure on the profitability of its Eastern assets until the 2020 corn crop is harvested. However, the group believes an expected large corn crop in 2020 should help create increased space income beginning later this year and into 2021.

Ethanol Group

The Ethanol Group's first quarter results were significantly impacted by the COVID-19 pandemic as the lack of demand created a surplus of supply of both oil and ethanol driving margins negative during the quarter. The Ethanol Group expects these headwinds to continue as long as the lack of demand from COVID-19 continues.

Ethanol and related co-products volumes for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Ethanol (gallons shipped)	147,345	131,028
E-85 (gallons shipped)	9,093	8,932
Corn Oil (pounds shipped)	29,294	4,932
DDG (tons shipped) *	536	36
* DDG tons shipped converts wet tons to a dry ton equivalent amount

The above table shows only shipped volumes that flow through the Consolidated Financial Statements of the Company. As the Company merged its former unconsolidated LLCs into the consolidated TAMH entity in the fourth quarter of 2019, these consolidated volumes are now included in the 2020 amounts above. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs for the first quarter of 2019 is actually higher than disclosed above. However, the portion of this volume that was sold from the unconsolidated LLCs directly to their customers for the first quarter of 2019 is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's first quarter results were an improvement from the prior period, primarily as a result of the Engineered Granules business, which was driven by lower of cost of sales for its cob-based products. The Ag Supply Chain and Specialty Liquids businesses were comparable to the prior year. While volumes were up, due to product mix, overall margin per ton was lower overall for the full quarter, but improved planting began in the second half of March.

Storage capacity at our wholesale nutrient and farm center facilities, including leased storage, was approximately 486 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at March 31, 2020 and March 31, 2019, respectively.

As of January 1, 2020, the group reorganized into three divisions: Ag Supply Chain, which includes wholesale distribution centers and retail farm centers; Specialty Liquids, which includes manufactured liquid products intended for agricultural and industrial uses; and Engineered Granules, which includes granular products for turf and agricultural uses, contract manufacturing and cob products. Prior period amounts below were recast to reflect this change.

Tons of product sold for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Ag Supply Chain	211	170
Specialty Liquids	73	59
Engineered Granules	121	130
Total tons	405	359

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium.  Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes.  Engineered Granules facilities primarily manufacture granulated dry products for use in specialty turf and agricultural applications and a variety of corncob-based products

The group's near-term outlook is positive, as weather has been favorable for planting and a large corn crop is anticipated. However, a significant decrease in corn prices may cause some planting to shift from corn to beans and may lessen growers' and other customers' ability to buy the group's products.

Rail Group

The Rail Group results declined mainly due to fewer car sales than the prior year. Leasing income slightly decreased from the prior year as the group faced headwinds in the sand and ethanol markets as well as lower lease renewal rates. Average utilization rates decreased from 95.7 percent in the first quarter of 2019 to 89.0 percent in the first quarter of 2020 as the group had fewer cars on lease from the sand and ethanol market headwinds. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2020 were 24,416 compared to 23,550 at March 31, 2019.

The group expects continued pressure on utilization and lease rates, as the COVID pandemic has driven railcar loadings 20 percent lower year over year for several weeks running. This condition will also likely decrease demand for contract railcar repairs.

Other
Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project, and other elimination and consolidation adjustments.

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended March 31, 2020 with the three months ended March 31, 2019 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,378,040	$313,039	$124,913	$37,113	$—	$1,853,105
Cost of sales and merchandising revenues	1,315,574	342,438	104,549	27,414	—	1,789,975
Gross profit	62,466	(29,399)	20,364	9,699	—	63,130
Operating, administrative and general expenses	68,155	6,115	19,741	5,259	5,790	105,060
Interest expense (income), net	7,188	2,357	1,785	4,483	(226)	15,587
Equity in earnings (losses) of affiliates, net	129	—	—	—	—	129
Other income (expense), net	2,765	446	(30)	1,050	582	4,813
Income (loss) before income taxes	(9,983)	(37,425)	(1,192)	1,007	(4,982)	(52,575)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(13,449)	—	—	—	(13,449)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(9,983)	$(23,976)	$(1,192)	$1,007	$(4,982)	$(39,126)

	Three months ended March 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,537,686	$269,166	$128,525	$41,415	$—	$1,976,792
Cost of sales and merchandising revenues	1,470,289	263,766	107,591	25,482	—	1,867,128
Gross profit	67,397	5,400	20,934	15,933	—	109,664
Operating, administrative and general expenses	71,375	4,990	23,169	8,151	5,664	113,349
Interest expense (income), net	10,804	(712)	2,261	3,679	(122)	15,910
Equity in earnings (losses) of affiliates, net	(131)	1,650	—	—	—	1,519
Other income (expense), net	(2,990)	84	567	209	616	(1,514)
Income (loss) before income taxes	(17,903)	2,856	(3,929)	4,312	(4,926)	(19,590)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(155)	—	—	—	(155)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(17,903)	$3,011	$(3,929)	$4,312	$(4,926)	$(19,435)

Trade Group

Operating results for the Trade Group increased by $7.9 million compared to the results of the same period last year, however prior year results included $11.6 million of transaction-related expenses. Sales and merchandising revenues decreased by $159.6 million and cost of sales and merchandising revenues decreased $154.7 million for an unfavorable net gross profit impact of $4.9 million. This decrease was primarily driven by the depreciation of corn basis and the decreased oil demand creating headwinds in the Company's frac sand operations.

Operating, administrative and general expenses decreased by $3.2 million. The decrease from the prior year is primarily related to transaction expenses that did not recur in 2020. This decrease was partially offset by approximately $3.4 million of additional bad debt reserves for customers that were adversely impacted by the COVID-19 pandemic.

Interest expense decreased $3.6 million due to the Company paying down debt and lower group borrowings on the Company's short-term line of credit compared to the prior year. Prior year results also include a $0.6 million write-off of deferred financing fees as part of its new credit facility.

Other income increased by $5.8 million as there were approximately $2.0 million worth of insurance settlements in the current year along with an initial remeasurement loss of $3.5 million on the Company's pre-existing equity method investment in LTG that didn't recur in the current year.

Ethanol Group

Operating results for the Ethanol Group declined $27.0 million from the same period last year. Sales and merchandising revenues increased $43.9 million and cost of sales and merchandising revenues increased $78.7 million compared to 2019 results, primarily attributable to the TAMH merger. Gross profit decreased by $34.8 million compared to 2019 results from the fallout of the COVID-19 pandemic leading to an over saturation of the supply of oil and a negative margin environment for the ethanol industry.

Operating, administrative and general expenses increased $1.1 million primarily due to an increase in labor and benefits, most of which was from the TAMH merger.

Interest expense increased $3.1 million due to the inclusion of interest expense related to the consolidation of TAMH and due to ELEMENT's ability to capitalize interest related to the construction of the ELEMENT facility in the prior year.

Equity in earnings of affiliates decreased $1.7 million as a result of the former unconsolidated ethanol LLCs being merged into the consolidated entity of TAMH.

Plant Nutrient Group

Operating results for the Plant Nutrient Group increased by $2.7 million compared to the same period in the prior year. Sales and merchandising revenues decreased $3.6 million and cost of sales and merchandising revenues decreased by $3.0 million resulting in decreased gross profit of $0.6. This was driven by weaker margins in Ag Supply Chain sales when compared to the favorable positions the Company had in the same period of the prior year.

Operating, administrative and general expenses decreased $3.4 million due to more efficient production compared to the prior year.

Interest expense decreased $0.5 million from lower interest rates compared to the prior year.

Rail Group

Operating results declined $3.3 million from the same period last year while sales and merchandising revenues decreased $4.3 million. This decrease was mainly driven by a $3.7 million decrease in leasing revenues as a result of lower cars on lease and lower average lease rates from the prior year. Cost of sales and merchandising increased $1.9 million compared to the prior year due to higher storage costs on more idle cars and higher maintenance and depreciation expenses from the larger fleet from the prior year. As a result, gross profit decreased $6.2 million compared to the period year.

Operating, administrative and general expenses decreased $2.9 million driven by more efficient labor costs within the repair business.

Interest expense increased $0.8 million due to higher debt balances.

Income Taxes

For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million at an effective rate of 2.8%. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $5.4 million at an effective tax rate of 27.8%. The decrease in effective tax rate for the three months ended March 31, 2020 as compared to the same period last year primarily attributed to nondeductible losses related to our noncontrolling interests within the Ethanol group. These losses were offset by NOL carryback tax savings opportunities as provided by the CARES act.

Liquidity and Capital Resources
Working Capital
At March 31, 2020, the Company had working capital of $436.4 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2020	March 31, 2019	Variance
Current Assets:
Cash, cash equivalents and restricted cash	$19,693	$29,991	$(10,298)
Accounts receivable, net	539,671	611,290	(71,619)
Inventories	1,028,076	1,026,465	1,611
Commodity derivative assets – current	149,070	158,277	(9,207)
Other current assets	85,372	60,586	24,786
Total current assets	$1,821,882	$1,886,609	$(64,727)
Current Liabilities:
Short-term debt	392,450	434,304	(41,854)
Trade and other payables	553,416	590,258	(36,842)
Customer prepayments and deferred revenue	121,148	148,345	(27,197)
Commodity derivative liabilities – current	90,491	66,623	23,868
Current maturities of long-term debt	80,758	55,160	25,598
Accrued expenses and other current liabilities	147,225	151,648	(4,423)
Total current liabilities	$1,385,488	$1,446,338	$(60,850)
Working Capital	$436,394	$440,271	$(3,877)
Sources and Uses of Cash

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(228,430)	$(122,045)
Net cash used in investing activities	(30,416)	(205,836)
Net cash provided by financing activities	223,577	336,050

Operating Activities
Our operating activities used cash of $228.4 million and $122.0 million in the first three months of 2020 and 2019, respectively. The increase in cash used was primarily due to a result of net losses incurred as well as the seasonality in the use of cash. Cash spend is typically high in the first quarter as the Company prepares for the spring planting season.

Investing Activities
Investing activities used cash of $30.4 million through the first three months of 2020 compared to cash used of $205.8 million in the prior year. The decrease from the prior year was a result of the acquisition of LTG and decreased capital spending.
In 2020, we expect to spend up to a total of approximately $31.0 million for the purchase of railcars and related leases and capitalized modifications of railcars. Total capital spending on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $87.0 million.

Financing Activities
Financing activities provided cash of $223.6 million and $336.1 million for the three months ended March 31, 2020 and 2019, respectively. This decrease from the prior year was largely due to a decrease in proceeds as new debt was issued in the prior year to finance the LTG acquisition. This decrease in long term debt proceeds was partially offset by an increase in short-term borrowing used to finance working capital.

We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,684.0 million in borrowings. Of the total capacity, $491.0 million is non-recourse to the Company. As of March 31, 2020, the Company had $1,006.4 million available for borrowing with $145.4 million of that total being non-recourse to the Company.

We paid $5.7 million in dividends in the first three months of 2020 compared to $5.5 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January of 2020 and $0.17 per common share for the dividends paid in January of 2019. On February 21, 2020 we declared a cash dividend of $0.175 per common share payable on April 22, 2020 to shareholders of record on April 1, 2020.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of March 31, 2020. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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
While the effects of the coronavirus pandemic are expected to have a negative impact on operating cash flows, we believe our sources of liquidity will be adequate to fund our operations, capital expenditures and service our indebtedness.

At March 31, 2020, we had standby letters of credit outstanding of $76.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Except as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 13, “Commitments and Contingencies,” in the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2019 Form 10-K with the exception of those disclosed below.

The COVID-19 pandemic could negatively affect the Company's business and operating results

The future impacts of the global emergence of the novel strain of Coronavirus and the disease it causes on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which could adversely impact demand for our services. Such interruptions could include fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, decreased demand for our products, and/or changes to export/import restrictions. The pandemic caused by COVID-19 may impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our employees are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	64,420	$25.28	—	—
February 2020	2,101	22.79	—	—
March 2020	1,913	18.85	—	—
Total	68,434	$25.02	—	—
(1) During the three months ended March 31, 2020, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95.1 of Item 6. Exhibits of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Share Award

10.2*	Form of Performance Share Unit Agreement - Total Shareholder Return

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: May 8, 2020	By /s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By /s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer (Principal Financial Officer)