Form 10-Q
period 2020-06-30
Andersons, Inc.
filed 2020-08-07
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2020

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

The registrant had approximately 33.0 million common shares outstanding at July 24, 2020.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30, 2020	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$30,011	$54,895	$11,087
Accounts receivable, net	537,011	536,367	712,294
Inventories (Note 2)	616,323	1,170,536	753,641
Commodity derivative assets – current (Note 5)	112,089	107,863	233,015
Other current assets	102,755	75,681	58,590
Total current assets	1,398,189	1,945,342	1,768,627
Other assets:
Goodwill (Note 16)	135,709	135,360	135,872
Other intangible assets, net	160,180	175,312	188,818
Right of use assets, net	62,838	76,401	74,073
Equity method investments	25,083	23,857	120,929
Other assets, net	23,152	21,753	28,002
Total other assets	406,962	432,683	547,694
Rail Group assets leased to others, net (Note 3)	592,821	584,298	559,711
Property, plant and equipment, net (Note 3)	906,017	938,418	695,827
Total assets	$3,303,989	$3,900,741	$3,571,859

	June 30, 2020	December 31, 2019	June 30, 2019
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$96,071	$147,031	$426,125
Trade and other payables	503,892	873,081	527,250
Customer prepayments and deferred revenue	45,734	133,585	49,761
Commodity derivative liabilities – current (Note 5)	65,186	46,942	69,369
Current maturities of long-term debt (Note 4)	68,477	62,899	66,678
Accrued expenses and other current liabilities	147,422	176,381	165,383
Total current liabilities	926,782	1,439,919	1,304,566
Long-term lease liabilities	41,061	51,091	48,401
Long-term debt, less current maturities (Note 4)	975,973	1,016,248	1,007,012
Deferred income taxes	162,475	146,155	146,839
Other long-term liabilities	65,615	51,673	44,402
Total liabilities	2,171,906	2,705,086	2,551,220
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,599 shares issued at 6/30/2020, 33,550 shares issued at 12/31/2019 and 33,357 shares issued at 6/30/2019)	138	137	137
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	343,730	345,359	331,186
Treasury shares, at cost (40, 207 and 173 shares at 6/30/2020, 12/31/2019 and 6/30/2019, respectively)	(953)	(7,342)	(6,449)
Accumulated other comprehensive loss	(26,245)	(7,231)	(6,241)
Retained earnings	622,718	642,687	651,481
Total shareholders’ equity of The Andersons, Inc.	939,388	973,610	970,114
Noncontrolling interests	192,695	222,045	50,525
Total equity	1,132,083	1,195,655	1,020,639
Total liabilities and equity	$3,303,989	$3,900,741	$3,571,859
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales and merchandising revenues	$1,890,180	$2,325,041	$3,743,286	$4,301,833
Cost of sales and merchandising revenues	1,783,914	2,164,313	3,573,890	4,031,441
Gross profit	106,266	160,728	169,396	270,392
Operating, administrative and general expenses	90,136	106,918	195,196	220,267
Asset impairment	—	3,081	—	3,081
Interest expense, net	11,827	15,727	27,414	31,637
Other income, net:
Equity in earnings (loss) of affiliates, net	79	(157)	209	1,362
Other income, net	3,450	5,563	8,263	4,049
Income (loss) before income taxes	7,832	40,408	(44,742)	20,818
Income tax (benefit) provision	(12,200)	10,997	(13,664)	5,555
Net income (loss)	20,032	29,411	(31,078)	15,263
Net loss attributable to the noncontrolling interests	(10,407)	(477)	(23,856)	(632)
Net income (loss) attributable to The Andersons, Inc.	$30,439	$29,888	$(7,222)	$15,895
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.92	$0.92	$(0.22)	$0.49
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders	$0.92	$0.91	$(0.22)	$0.48
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$20,032	$29,411	$(31,078)	$15,263
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial income (loss) and prior service cost (net of income tax of $8, $(250), $(18) and $(293))	15	(728)	(101)	(854)
Cash flow hedge activity (net of income tax of $(615), $(1,974), $(5,134) and $(3,175))	(1,860)	(5,952)	(15,523)	(9,574)
Foreign currency translation adjustments (net of income tax of $0 for all periods)	3,249	(2,035)	(3,390)	10,574
Other comprehensive income (loss)	1,404	(8,715)	(19,014)	146
Comprehensive income (loss)	21,436	20,696	(50,092)	15,409
Comprehensive loss attributable to the noncontrolling interests	(10,407)	(477)	(23,856)	(632)
Comprehensive income (loss) attributable to The Andersons, Inc.	$31,843	$21,173	$(26,236)	$16,041
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2020	2019
Operating Activities
Net (loss) income	$(31,078)	$15,263
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	93,898	64,146
Bad debt expense	6,290	1,703
Equity in earnings of affiliates, net of dividends	(209)	(1,034)
Gains on sales of Rail Group assets and related leases	(569)	(1,298)
Loss on sales of assets	341	106
Stock-based compensation expense	5,016	7,292
Deferred federal income tax	21,761	5,793
Inventory write down	10,922	—
Asset impairment	—	3,081
Other	2,797	1,102
Changes in operating assets and liabilities:
Accounts receivable	(9,181)	(181,917)
Inventories	536,951	394,630
Commodity derivatives	14,980	(82,933)
Other assets	(24,784)	27,420
Payables and other accrued expenses	(481,624)	(338,201)
Net cash provided by (used in) operating activities	145,511	(84,847)
Investing Activities
Acquisition of business, net of cash acquired	—	(147,693)
Purchases of Rail Group assets	(24,649)	(43,435)
Proceeds from sale of Rail Group assets	4,637	7,389
Purchases of property, plant and equipment and capitalized software	(44,644)	(87,209)
Proceeds from sale of assets	1,503	795
Purchase of investments	(2,849)	(1,240)
Net cash used in investing activities	(66,002)	(271,393)
Financing Activities
Net change in short-term borrowings	(47,564)	(660)
Proceeds from issuance of long-term debt	165,975	748,099
Payments of long-term debt	(203,835)	(390,528)
Contributions by noncontrolling interest owner	4,409	4,715
Distributions to noncontrolling interest owner	(10,298)	—
Payments of debt issuance costs	(250)	(5,788)
Dividends paid	(11,469)	(11,041)
Other	(2,036)	(387)
Net cash (used in) provided by financing activities	(105,068)	344,410
Effect of exchange rates on cash, cash equivalents and restricted cash	675	324
Decrease in cash, cash equivalents and restricted cash	(24,884)	(11,506)
Cash, cash equivalents and restricted cash at beginning of period	54,895	22,593
Cash, cash equivalents and restricted cash at end of period	$30,011	$11,087
See Notes to Condensed Consolidated Financial Statements

 The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2019	$137	$324,753	$(7,216)	$2,474	$627,136	$51,002	$998,286
Net income (loss)					29,888	(477)	29,411
Other comprehensive loss				(8,544)			(8,544)
Amounts reclassified from accumulated other comprehensive loss				(171)			(171)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (20 shares)		1,738	754				2,492
Dividends declared ($0.170 per common share)					(5,530)		(5,530)
Stock award purchase price accounting adjustment		4,695					4,695
Restricted share award dividend equivalents			13		(13)		—
Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639

Balance at March 31, 2020	$137	$341,382	$(652)	$(27,649)	$599,039	$201,605	$1,113,862
Net income (loss)					30,439	(10,407)	20,032
Other comprehensive loss				(234)			(234)
Amounts reclassified from accumulated other comprehensive loss				1,638			1,638
Contributions from noncontrolling interests						1,102	1,102
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (20 shares)	1	2,807	(454)		(843)		1,511
Dividends declared ($0.175 per common share)					(5,764)		(5,764)
Restricted share award dividend equivalents			153		(153)		—
Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					15,895	(632)	15,263
Other comprehensive loss				(11,314)			(11,314)
Amounts reclassified from accumulated other comprehensive loss				11,460			11,460
Contributions from noncontrolling interests						4,715	4,715
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (764 shares)		(21,018)	28,698				7,680
Dividends declared ($0.340 per common share)					(11,059)		(11,059)
Stock awards granted due to acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	153		(161)		—
Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639

Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					(7,222)	(23,856)	(31,078)
Other comprehensive loss				(21,208)			(21,208)
Amounts reclassified from accumulated other comprehensive loss				2,194			2,194
Contributions from noncontrolling interests						4,409	4,409
Distributions to noncontrolling interests						(10,298)	(10,298)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (167 shares)	1	(1,170)	5,998		(843)		3,986
Dividends declared ($0.350 per common share)					(11,513)		(11,513)
Restricted share award dividend equivalents			391		(391)		—
Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Consolidation
These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”), its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The portion of these entities that is not owned by the Company is presented as noncontrolling interests. All intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.
In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2019 has been included as the Company operates in several seasonal industries.
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

Recent Accounting Guidance Issued Not Yet Effective

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The impact of this update on our consolidated financial statements is currently being assessed. At this time the Company does not plan to early adopt the standard.

2. Inventories

Major classes of inventories are as follows:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Grain and other agricultural products	$452,339	$907,482	$603,318
Frac sand and propane	6,498	15,438	9,287
Ethanol and co-products	63,195	95,432	26,185
Plant nutrients and cob products	87,346	146,164	109,156
Railcar repair parts	6,945	6,020	5,695
Total Inventories	$616,323	$1,170,536	$753,641

Inventories on the Condensed Consolidated Balance Sheets do not include 1.7 million, 6.4 million and 1.3 million bushels of grain held in storage for others as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

For the six month period ended June 30, 2020, the Company recorded $10.9 million lower of cost or net realizable value charge related to lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic of which $10.6 million was recognized in the first quarter.

3. Property, Plant and Equipment
The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Land	$40,188	$40,442	$39,241
Land improvements and leasehold improvements	96,028	103,148	84,127
Buildings and storage facilities	377,652	373,961	327,418
Machinery and equipment	881,144	835,156	514,030
Construction in progress	35,982	59,993	164,532
	1,430,994	1,412,700	1,129,348
Less: accumulated depreciation	524,977	474,282	433,521
Property, plant and equipment, net	$906,017	$938,418	$695,827

Depreciation expense on property, plant and equipment was $62.3 million and $32.7 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, depreciation expense on property, plant and equipment was $31.2 million and $15.0 million for the three months ended June 30, 2020 and 2019, respectively.
In the second quarter of 2019, the Company recorded a $3.1 million impairment related to its remaining Tennessee facilities in the Trade group. The Company wrote down the assets to the extent their carrying values exceeded their fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.
Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Rail Group assets leased to others	$742,107	$723,004	$688,320
Less: accumulated depreciation	149,286	138,706	128,609
Rail Group assets, net	$592,821	$584,298	$559,711

Depreciation expense on Rail Group assets leased to others amounted to $15.4 million and $13.7 million for the six months ended June 30, 2020 and 2019, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $7.7 million and $7.0 million for the three months ended June 30, 2020 and 2019, respectively.

4. Debt

Short-term and long-term debt at June 30, 2020, December 31, 2019 and June 30, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Short-term debt – non-recourse	$43,284	$54,029	$75,476
Short-term debt – recourse	52,787	93,002	350,649
Total short-term debt	$96,071	$147,031	$426,125

Current maturities of long-term debt – non-recourse	$4,845	$9,545	$8,903
Current maturities of long-term debt – recourse	63,632	53,354	57,775
Total current maturities of long-term debt	$68,477	$62,899	$66,678

Long-term debt, less: current maturities – non-recourse	$325,819	$330,250	$198,560
Long-term debt, less: current maturities – recourse	650,154	685,998	808,452
Total long-term debt, less: current maturities	$975,973	$1,016,248	$1,007,012

The total borrowing capacity of the Company's lines of credit at June 30, 2020 was $1,690.3 million of which the Company had a total of $1,307.1 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company is in compliance with all financial covenants as of June 30, 2020.

5. Derivatives

The Company’s operating results are affected by changes to commodity prices. The Trade and Ethanol businesses have established “unhedged” futures position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and commodity inventories are included in cost of sales and merchandising revenues.

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
The following table presents at June 30, 2020, December 31, 2019 and June 30, 2019, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

	June 30, 2020		December 31, 2019		June 30, 2019
(in thousands)	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position	Net derivative asset position	Net derivative liability position
Cash collateral paid	$799	$—	$56,005	$—	$109,346	$—
Fair value of derivatives	21,363	—	(10,323)	—	(5,996)	—
Balance at end of period	$22,162	$—	$45,682	$—	$103,350	$—

The following table presents, on a gross basis, current and noncurrent commodity derivative assets and liabilities:

	June 30, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$142,110	$2,916	$5,511	$124	$150,661
Commodity derivative liabilities	(30,820)	(214)	(70,697)	(3,813)	(105,544)
Cash collateral paid	799	—	—	—	799
Balance sheet line item totals	$112,089	$2,702	$(65,186)	$(3,689)	$45,916

	December 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$92,429	$1,045	$7,439	$18	$100,931
Commodity derivative liabilities	(40,571)	(96)	(54,381)	(523)	(95,571)
Cash collateral paid	56,005	—	—	—	56,005
Balance sheet line item totals	$107,863	$949	$(46,942)	$(505)	$61,365

	June 30, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$166,652	$6,748	$3,360	$57	$176,817
Commodity derivative liabilities	(42,983)	(587)	(72,729)	(4,042)	(120,341)
Cash collateral paid	109,346	—	—	—	109,346
Balance sheet line item totals	$233,015	$6,161	$(69,369)	$(3,985)	$165,822

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30, 2020
(in thousands)	2020	2019	2020	2019
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$8,797	$(13,364)	$39,757	$57,291

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2020, December 31, 2019 and June 30, 2019:

	June 30, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	437,275	—	—	—
Soybeans	50,012	—	—	—
Wheat	95,133	—	—	—
Oats	49,053	—	—	—
Ethanol	—	141,549	—	—
Corn oil	—	—	8,098	—
Other	25,005	5,000	415	2,370
Subtotal	656,478	146,549	8,513	2,370
Exchange traded:
Corn	287,840	—	—	—
Soybeans	36,970	—	—	—
Wheat	67,040	—	—	—
Oats	685	—	—	—
Ethanol	—	27,300	—	—
Propane	—	28,602	—	—
Other	—	13,650	340	208
Subtotal	392,535	69,552	340	208
Total	1,049,013	216,101	8,853	2,578

	December 31, 2019
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	552,359	—	—	—
Soybeans	34,912	—	—	—
Wheat	100,996	—	—	—
Oats	24,700	—	—	—
Ethanol	—	116,448	—	—
Corn oil	—	—	14,568	—
Other	11,363	4,000	305	2,263
Subtotal	724,330	120,448	14,873	2,263
Exchange traded:
Corn	221,740	—	—	—
Soybeans	39,145	—	—	—
Wheat	68,171	—	—	—
Oats	2,090	—	—	—
Ethanol	—	175,353	—	—
Propane	—	5,166	—	—
Other	—	15	—	232
Subtotal	331,146	180,534	—	232
Total	1,055,476	300,982	14,873	2,495

	June 30, 2019
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	648,434	—	—	—
Soybeans	59,594	—	—	—
Wheat	93,621	—	—	—
Oats	40,582	—	—	—
Ethanol	—	211,352	—	—
Corn oil	—	—	8,809	—
Other	23,875	2,532	—	3,179
Subtotal	866,106	213,884	8,809	3,179
Exchange traded:
Corn	317,405	—	—	—
Soybeans	52,762	—	—	—
Wheat	55,150	—	—	—
Oats	1,045	—	—	—
Ethanol	—	82,988	—	—
Propane	—	13,230	—	—
Other	—	35	—	180
Subtotal	426,362	96,253	—	180
Total	1,292,468	310,137	8,809	3,359

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

The gains or losses on the derivatives designated as hedging instruments are recorded in Other Comprehensive Income (Loss) and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
At June 30, 2020, December 31, 2019 and June 30, 2019, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$(1,174)	$—	$—
Interest rate contracts included in Other long-term liabilities	(553)	(1,007)	(10,750)
Foreign currency contracts included in Other current assets (Accrued expenses and other current liabilities)	791	2,742	(22)
Derivatives designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	(8,806)	(3,118)	—
Interest rate contracts included in Other long-term liabilities	$(24,388)	$(9,382)	$(10,587)

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$186	$(1,065)	$(720)	$(2,055)
Foreign currency derivative losses included in Other income (loss), net	—	(366)	—	(1,833)
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other Comprehensive Income (Loss)	(2,475)	(7,926)	(20,657)	(12,917)
Interest rate derivatives gains (losses) included in Interest income (expense), net	$(1,917)	$—	$(2,700)	$165

Outstanding interest rate derivatives, as of June 30, 2020, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues under ASC 606	$459,105	$494,266	$806,607	$809,438
Revenues under ASC 842	24,768	31,836	50,319	60,704
Revenues under ASC 815	1,406,307	1,798,939	2,886,360	3,431,691
Total Revenues	$1,890,180	$2,325,041	$3,743,286	$4,301,833

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$82,634	$—	$82,634
Primary nutrients	—	—	188,463	—	188,463
Services	2,357	—	2,596	8,658	13,611
Products and co-products	63,344	75,773	—	—	139,117
Frac sand and propane	21,439	—	—	—	21,439
Other	5,330	352	6,132	2,027	13,841
Total	$92,470	$76,125	$279,825	$10,685	$459,105

	Three months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$31,870	$—	$87,665	$—	$119,535
Primary nutrients	22,364	—	174,907	—	197,271
Service	7,745	3,547	1,696	9,278	22,266
Products and co-products	55,943	32,047	—	—	87,990
Frac sand and propane	56,767	—	—	—	56,767
Other	2,537	35	6,309	1,556	10,437
Total	$177,226	$35,629	$270,577	$10,834	$494,266

	Six months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$155,865	$—	$155,865
Primary nutrients	—	—	234,153	—	234,153
Service	4,043	—	2,778	17,394	24,215
Products and co-products	116,509	177,472	—	—	293,981
Frac sand and propane	71,314	—	—	—	71,314
Other	9,318	968	11,942	4,851	27,079
Total	$201,184	$178,440	$404,738	$22,245	$806,607

	Six months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$35,808	$—	$156,065	$—	$191,873
Primary nutrients	22,791	—	227,996	—	250,787
Service	8,570	6,983	1,858	19,225	36,636
Products and co-products	118,701	53,517	—	—	172,218
Frac sand and propane	137,230	—	—	—	137,230
Other	3,697	35	13,183	3,779	20,694
Total	$326,797	$60,535	$399,102	$23,004	$809,438

Approximately 3% and 4% of revenues accounted for under ASC 606 during both three months periods ended June 30, 2020 and 2019, respectively, are recorded over time which primarily relates to service revenues noted above. Additionally, during the six months ended June 30, 2020 and 2019, approximately 3% and 4% of revenues were accounted for under ASC 606, respectively.

Contract balances

The balances of the Company’s contract liabilities were $9.7 million and $28.5 million as of June 30, 2020 and December 31, 2019, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built up at year-end and through the first quarter of the year in preparation for the spring planting season. In the second quarter, the decrease in liabilities is due to the revenue recognized in the current period as the built up liabilities were relieved as obligations were met.

7. Income Taxes

Historically, we calculated our provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. We determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes in the second quarter of 2020.

For the six months ended on June 30, 2020, the Company utilized the discrete effective tax rate method to calculate the interim tax provision. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied for scenarios where small changes in estimated pre-tax book income would result in significant changes in the estimated annual effective tax rate that may result in an unreliable estimate of income taxes.

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.2 million at an effective income tax rate of 155.8%. The annual effective tax rate differs from the statutory U.S. Federal tax rate as the tax expense from consolidated pre-tax income is offset by tax benefits from the portion of income owned by noncontrolling interests and net operating loss carrybacks as a result of the CARES Act. The change in effective tax rate for the three months ended June 30, 2020 as compared to the same period last year was primarily attributed to the impacts of the portion of pre-tax book income owned by noncontrolling interests, coupled with additional benefits from the CARES Act. For the three months ended June 30, 2019, the Company recorded an income tax expense of $11.0 million at an effective income tax rate of 27.2%.

For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.7 million at an effective income tax rate of 30.5%. The annual effective tax rate differs from the statutory U.S. Federal tax rate as the tax benefit from consolidated pre-tax losses is offset by the portion of losses owned by noncontrolling interests that do not provide for a tax benefit, as well as impacts from foreign earnings, GILTI, and non-deductible compensation. These impacts are further offset by tax benefits from net operating loss carry backs as a result of the CARES Act. The increase in effective tax rate for the six months ended June 30, 2020 as compared to the same period last year was primarily attributed to the tax benefit generated from the current period loss before taxes offset by the effect of noncontrolling interest in the discrete effective tax rate, and additional tax benefits from net operating loss carry backs as a result of the CARES Act. For the six months ended June 30, 2019, the Company recorded an income tax expense of $5.6 million at an effective income tax rate of 26.7%.

The 2020 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the Company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $24.7 million as of June 30, 2020, and $0.6 million for the period ended June 30, 2019. The unrecognized tax benefits of $24.7 million include $22.3 million recorded as a reduction of the deferred tax asset and refundable credits associated with the R&D Credits.
On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. On April 17, 2020, the Internal Revenue Service issued Revenue Procedure 2020-25, allowing for companies to revoke an election out of bonus depreciation. The Company has analyzed the impact of the CARES Act to determine the effect on 2018 and 2019 filing positions that will be carried back to prior tax years, and recorded a financial statement benefit of $10.3 million.

8. Accumulated Other Comprehensive Income (Loss)

The following tables summarize the after-tax components of accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2020					Six months ended June 30, 2020
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning balance	$(23,106)	$(5,574)	$258	$773	$(27,649)	$(9,443)	$1,065	$258	$889	$(7,231)
Other comprehensive loss before reclassifications	(3,669)	3,249	—	186	(234)	(18,059)	(3,390)	—	241	(21,208)
Amounts reclassified from accumulated other comprehensive income (loss)	1,809	—	—	(171)	1,638	2,536	—	—	(342)	2,194
Net current-period other comprehensive income (loss)	(1,860)	3,249	—	15	1,404	(15,523)	(3,390)	—	(101)	(19,014)
Ending balance	$(24,966)	$(2,325)	$258	$788	$(26,245)	$(24,966)	$(2,325)	$258	$788	$(26,245)
(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)
	Three months ended June 30, 2019					Six months ended June 30, 2019
(in thousands)	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total	Cash Flow Hedges	Foreign Currency Translation Adjustment	Investment in Convertible Preferred Securities	Defined Benefit Plan Items	Total
Beginning balance	$(3,748)	$1,059	$258	$4,905	$2,474	$(126)	$(11,550)	$258	$5,031	$(6,387)
Other comprehensive loss before reclassifications	(5,952)	(2,035)	—	(557)	(8,544)	(9,710)	(1,092)	—	(512)	(11,314)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	—	—	—	(171)	(171)	136	11,666	—	(342)	11,460
Net current-period other comprehensive income (loss)	(5,952)	(2,035)	—	(728)	(8,715)	(9,574)	10,574	—	(854)	146
Ending balance	$(9,700)	$(976)	$258	$4,177	$(6,241)	$(9,700)	$(976)	$258	$4,177	$(6,241)
(a) All amounts are net of tax. Amounts in parentheses indicate debits.
(b) Reflects foreign currency translation adjustments attributable to the consolidation of Thompsons Limited.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2020		Six months ended June 30, 2020
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(456)	(b)
	(228)	Total before tax	(456)	Total before tax
	57	Income tax provision (benefit)	114	Income tax provision
	$(171)	Net of tax	$(342)	Net of tax

Cash Flow Hedges
Interest payments	$2,412	Interest expense	$3,381	Interest expense
	2,412	Total before tax	3,381	Total before tax
	(603)	Income tax provision	(845)	Income tax provision
	$1,809	Net of tax	$2,536	Net of tax

Total reclassifications for the period	$1,638	Net of tax	$2,194	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost.

	Reclassifications Out of Accumulated Other Comprehensive Income (Loss) (a)
(in thousands)	Three months ended June 30, 2019		Six months ended June 30, 2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income Is Presented
Defined Benefit Plan Items
Amortization of prior-service cost	$(228)	(b)	$(456)	(b)
	(228)	Total before tax	(456)	Total before tax
	57	Income tax provision (benefit)	114	Income tax provision
	$(171)	Net of tax	$(342)	Net of tax

Cash Flow Hedges
Interest payments	$—	Interest expense	$182	Interest expense
	—	Total before tax	182	Total before tax
	—	Income tax provision	(46)	Income tax provision
	$—	Net of tax	$136	Net of tax

Foreign Currency Translation Adjustment
Realized loss on pre-existing investment	$—	Other income, net	$11,666	Other income, net
	—	Total before tax	11,666	Total before tax
	—	Income tax provision	—	Income tax provision
	$—	Net of tax	$11,666	Net of tax

Total reclassifications for the period	$(171)	Net of tax	$11,460	Net of tax
(a) Amounts in parentheses indicate credits to profit/loss.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost.

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to The Andersons, Inc.	$30,439	$29,888	$(7,222)	$15,895
Earnings per share – basic:
Weighted average shares outstanding – basic	32,932	32,521	32,876	32,511
Earnings per common share – basic	$0.92	$0.92	$(0.22)	$0.49
Earnings per share – diluted:
Weighted average shares outstanding – basic	32,932	32,521	32,876	32,511
Effect of dilutive awards	77	212	—	560
Weighted average shares outstanding – diluted	33,009	32,733	32,876	33,071
Earnings per common share – diluted	$0.92	$0.91	$(0.22)	$0.48

Outstanding share awards were 471 thousand and 33 thousand antidilutive for the three months ended June 30, 2020 and June 30, 2019, respectively. There were no antidilutive awards for the six months ended June 30, 2020 as the Company incurred a net loss in the period. There were 61 thousand antidilutive share awards outstanding for the six months ended June 30, 2019.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020, December 31, 2019 and June 30, 2019:

(in thousands)	June 30, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$22,162	$23,754	$—	$45,916
Provisionally priced contracts (b)	(15,139)	(41,897)	—	(57,036)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	4,102	(34,922)	—	(30,820)
Total	$11,125	$(53,065)	$8,654	$(33,286)

(in thousands)	December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$45,682	$15,683	$—	$61,365
Provisionally priced contracts (b)	(118,414)	(68,237)	—	(186,651)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	9,469	(13,507)	—	(4,038)
Total	$(63,263)	$(66,061)	$8,404	$(120,920)

(in thousands)	June 30, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$103,350	$62,472	$—	$165,822
Provisionally priced contracts (b)	(1,064)	(38,215)	—	(39,279)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	5,284	(10,750)	—	(5,466)
Total	$107,570	$13,507	$8,404	$129,481

(a)Includes associated cash posted/received as collateral
(b)Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)
(c)Recorded in “Other assets, net” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.
(d)Included in other assets and liabilities are assets held by the Company to fund deferred compensation plans, ethanol risk management contracts, and foreign exchange derivative contracts (Level 1) and interest rate derivatives (Level 2).

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2020	2019
Assets (liabilities) at January 1,	$8,404	$7,154
Additional investments	250	250
Assets (liabilities) at March 31,	$8,654	$7,404
Additional investments	—	1,000
Asset (liabilities) at June 30,	$8,654	$8,404

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2020, December 31, 2019 and June 30, 2019:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of June 30, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,654	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of June 30, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of December 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (a)	$16,546	Third party appraisal	Various	N/A
Real property (b)	608	Market approach	Various	N/A
Equity method investment (c)	12,424	Discounted cash flow analysis	Various	N/A

	Fair Value as of June 30, 2019	Valuation Method	Unobservable Input	Weighted Average
Real property (d)	$2,719	Market Approach	N/A	N/A
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
(d) The Company recognized impairment charges on certain assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined using prior transactions in the local market and a pending sale of grain assets held by the Company.

There were no non-recurring fair value measurements as of June 30, 2020.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Fair value of long-term debt, including current maturities	$1,090,059	$1,096,010	$1,078,185
Fair value in excess of carrying value (a)	37,963	8,257	4,495
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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Sales revenues	$29,659	$57,854	$84,353	$119,022
Service fee revenues (a)	—	4,052	—	8,163
Purchases of product and capital assets	6,419	176,442	21,996	345,671
Lease income (b)	151	1,645	298	3,309
Labor and benefits reimbursement (c)	—	3,602	—	7,460
(a)Service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains (DDG) marketing fees, and other commissions. These revenues are now eliminated in consolidation as a result of the TAMH merger.
(b)Lease income includes certain railcars leased to related parties and the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities from the prior period and are now eliminated in consolidation as a result of the TAMH merger.
(c)Prior to the TAMH merger the Company provided all operations labor to the unconsolidated ethanol LLCs and charged them an amount equal to the Company's costs of the related services for the prior periods.

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Accounts receivable (d)	$7,332	$10,603	$19,515
Accounts payable (e)	2,598	12,303	24,700
(d)Accounts receivable represents amounts due from related parties for the sale of ethanol and other various items.
(e)Accounts payable represents amounts due to related parties for purchases of ethanol equipment and other various items.

12. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business produces ethanol through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment. In January 2020, the Company moved its Lansing Vermont DDG business from the Trade group to the Ethanol group as part of internal restructuring efforts. Prior year results have been recast to reflect this change.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues from external customers
Trade	$1,351,168	$1,700,581	$2,729,209	$3,238,267
Ethanol	223,745	310,867	536,784	580,033
Plant Nutrient	279,825	270,577	404,738	399,102
Rail	35,442	43,016	72,555	84,431
Total	$1,890,180	$2,325,041	$3,743,286	$4,301,833

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Inter-segment sales
Trade	$432	$631	$1,040	$812
Plant Nutrient	635	1,274	1,523	1,294
Rail	1,388	771	2,993	2,046
Total	$2,455	$2,676	$5,556	$4,152

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Income (loss) before income taxes, net of noncontrolling interests
Trade	$393	$22,631	$(9,591)	$4,729
Ethanol	868	3,749	(23,108)	6,760
Plant Nutrient	19,407	15,903	18,215	11,974
Rail	2,606	3,180	3,613	7,492
Other	(5,035)	(4,578)	(10,015)	(9,505)
Income (loss) before income taxes, net of noncontrolling interests	18,239	40,885	(20,886)	21,450
Net loss attributable to noncontrolling interests	(10,407)	(477)	(23,856)	(632)
Income (loss) before income taxes	$7,832	$40,408	$(44,742)	$20,818

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Identifiable assets
Trade	$1,515,817	$2,012,060	$2,057,305
Ethanol	642,394	690,548	361,522
Plant Nutrient	342,690	383,781	381,924
Rail	656,573	693,931	657,617
Other	146,515	120,421	113,491
Total	$3,303,989	$3,900,741	$3,571,859

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

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Interest paid	$27,168	$30,287
Noncash investing and financing activity
Dividends declared not yet paid	5,764	5,530
Capital projects incurred but not yet paid	4,070	15,317
Equity issued in conjunction with acquisition	—	127,841
Removal of pre-existing equity method investment	—	(159,459)
Purchase price holdback/ other accrued liabilities	—	31,885

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
The purchase price allocation was finalized in the second quarter of 2020. A summarized purchase price allocation is as follows:

(in thousands)
Non-cash consideration	$7,318
Investments contributed at fair value	124,662
Investment contributed at cost	50,875
Total purchase price consideration	$182,855

The final purchase price allocation at October 1, 2019, is as follows:

(in thousands)
Cash and cash equivalents	$47,042
Accounts receivable	12,175
Inventories	31,765
Other current assets	2,638
Goodwill	3,075
Right of use asset	5,200
Other assets, net	861
Property, plant and equipment, net	321,380
424,136

Trade and other payables	13,461
Accrued expense and other current liabilities	3,011
Other long-term liabilities	292
Long-term lease liabilities	2,230
Long-term debt, including current maturities	47,886
66,880
Noncontrolling Interest	174,401
Net Assets Acquired	$182,855

Removal of preexisting ownership interest	$(88,426)
Pre-tax gain on derecognition of preexisting ownership interest	$36,286

Asset and liability account balances in the opening balance sheet above include the previously consolidated TADE investment balances at carryover basis.
The $3.1 million of goodwill recognized is primarily attributable to expected synergies and the assembled workforce of TAMH. None of the goodwill is deductible for income tax purposes. Due to finalization of the purchase price accounting as well as adjustments to deferred income taxes during the second quarter, goodwill increased $0.4 million, other long-term liabilities increased $0.1 million and noncontrolling interest increased $0.3 million.

The fair value in the opening balance sheet of the 49.9% noncontrolling interest in TAMH was finalized at $174.4 million. The fair value was based on 49.9% of the total equity value of TAMH based on the transaction price for the 50.1% stake in TAMH, considering the consideration transferred noted above.
Pro Forma Financial Information (Unaudited)
The summary pro forma financial information for the periods presented below gives effect on Consolidated Company results to the TAMH acquisition as if it had occurred at January 1, 2019.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales	$1,890,180	$2,377,250	$3,743,286	$4,408,760
Net income (loss)	20,032	24,975	(31,078)	9,747
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

16. Goodwill

During the first quarter the Company completed a reorganization of its structure whereby the Company moved its operations between the Trade and Ethanol segments to enhance operating decisions and assessing performance. On January 1, 2020, the Company moved its Distillers Dried Grains ("DDG") business from the Trade to Ethanol segment. The reorganization resulted in the reassignment of goodwill to the affected reporting units using a relative fair value approach. At the time of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the Trade and Ethanol segments for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre-reorganization reporting units.

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2020 are as follows:

(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Balance as of January 1, 2020	$127,781	$2,726	$686	$4,167	$135,360
Reorganization (a)	(5,714)	5,714	—	—	—
Acquisitions (b)	—	349	—	—	349
Balance as of June 30, 2020	$122,067	$8,789	$686	$4,167	$135,709
(a) Reorganization related to move of the DDG business line from the Trade to Ethanol segment.
(b) Acquisitions represent the TAMH acquisitions finalized goodwill allocation.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2019 Form 10-K, have not materially changed through the second quarter of 2020.

Executive Overview

Our operations are organized, managed and classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure.

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

The Company has considered the potential impact that the book value of the Company’s total shareholders’ equity exceeded the Company’s market capitalization for impairment indicators. Management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for the period, an impairment triggering event had not occurred. The Company continues to believe that the share price is not an accurate reflection of its current value. While the adverse conditions are currently present and pervasive in the agriculture space during this time, the long-term outlook remains positive and we believe that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of June 30, 2020. However, continuing adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Recent Developments

For fiscal year 2020, the global emergence of the novel strain of COVID-19 had a significant impact on the global economy, including several industries in which The Andersons operates. The government-induced stay-at-home orders reduced demand for gasoline, ethanol and corn. The reduced demand coupled with a general economic downturn has negatively impacted our Rail, Ethanol and Trade Groups. As previously announced the Company idled its ethanol plants for extended maintenance shutdowns in an effort to maintain the Company's ethanol plants, protect employees and conserve cash. Since that announcement all of the Company's ethanol plants resumed operations in the second quarter. The Company is continuing to actively manage the COVID-19 pandemic, however, the future impacts of the pandemic on the Company’s business are highly uncertain at this time.

The Company is a critical infrastructure industry as defined by The United States Department of Homeland Security, Cybersecurity and Infrastructure Agency, in its March 19, 2020 Memorandum. As COVID-19 continues to spread, the Company is currently conducting business as usual to the greatest extent possible in the current circumstances. The Company is taking a variety of measures to ensure the availability of its services throughout our network, promote the safety and security of our employees, and support the communities in which we operate. Certain modifications the Company has made in response to the COVID-19 pandemic include: implementing a period of working at home for all non-essential support staff; restricting employee business travel; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and maintaining employment benefit coverage of employees through the pandemic. The Company is responding to this crisis through measures designed to protect our workforce and preventing disruptions to the Company's operations within the North American agricultural supply chain. The Andersons service is deemed essential as part of the agricultural industry.

We have observed many other companies, including those in our supply chain, taking precautionary and preemptive actions to address the COVID-19 pandemic, and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our employees, customers, shareholders, partners, suppliers, and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part II, Item 1A. Risk Factors.

Trade Group

The Trade Group’s results in the second quarter reflect the continuing impact from the prior year harvest, as well as COVID-related decreases in demand in the Eastern Corn Belt, which resulted in compressed margins, little basis appreciation and lower originations. Further, the prior year second quarter benefited from corn and wheat basis appreciation caused by the poor 2019 planting season and concerns about adequate grain supplies.

Agricultural inventories on hand at June 30, 2020 were 74.4 million bushels, of which 1.7 million bushels were stored for others. These amounts compare to 96.1 million bushels on hand at June 30, 2019, of which 1.3 million bushels were stored for others. Total Trade storage capacity, including temporary pile storage, was approximately 201 million bushels at June 30, 2020 compared to 216 million bushels at June 30, 2019.

The group anticipates a large corn harvest in 2020, which should improve profitability during the latter part of the year and into 2021.

Ethanol Group

The Ethanol Group's second quarter results, excluding impacts of noncontrolling interests, were profitable as margins began to improve in early May and were strong by the end of the quarter as improving demand outpaced increases in industry production. With the return of profitable margins, the group's five plants resumed operations in the second quarter after the announcement of extended maintenance shutdowns. The plants operated at approximately 50 percent of capacity during the quarter as planned.

Ethanol and related co-products volumes for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Ethanol (gallons shipped)	119,528	130,297	266,873	261,325
E-85 (gallons shipped)	4,396	13,959	13,489	22,892
Corn Oil (pounds shipped)	20,968	4,821	50,262	9,754
DDG (tons shipped) *	334	405	964	804

* DDG tons shipped converts wet tons to a dry ton equivalent amount. Prior year DDG tons shipped were recast from the Trade Group to the Ethanol Group. See note 12 for further details of the recast.

The above table shows only shipped volumes that flow through the Consolidated Financial Statements of the Company. As the Company merged its former unconsolidated LLCs into the consolidated TAMH entity in the fourth quarter of 2019, these consolidated volumes are now included in the 2020 amounts above. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs for the first quarter of 2019 is actually higher than disclosed above. However, the portion of this volume that was sold from the unconsolidated LLCs directly to their customers for the first two quarters of 2019 is excluded here.

Plant Nutrient Group

The Plant Nutrient Group's second quarter results were an improvement from the prior period as volumes increased substantially due to a more normal planting season, with a significant increase in Ag Supply Chain being somewhat offset by lower Specialty Liquids volumes, including negative impacts on industrial liquids demand due to the COVID-19 pandemic.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 481 thousand tons for dry nutrients and approximately 510 thousand tons for liquid nutrients at June 30, 2020, compared to approximately 487 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at June 30, 2019.

Tons of product sold for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Ag Supply Chain	690	523	904	699
Specialty Liquids	121	133	196	196
Engineered Granules	151	153	273	273
Total tons	962	809	1,373	1,168

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium.  Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes.  Engineered Granules facilities primarily manufacture granulated dry products for use in specialty turf and agricultural applications and a variety of corncob-based products.

The group's near-term outlook is guarded, as low corn prices and COVID-related demand decreases in the industrial sector may offset the positive impacts of continuing cost reductions, which have improved results over the last several quarters, and new business opportunities in Engineered Granules.
Rail Group

The Rail Group results declined driven by lower car sale income as compared to the prior year. Cars on lease, average lease rate and utilization were all lower as railcar loadings continued to decrease. These conditions were partially offset by lower maintenance expense and end of lease settlements. Average utilization rates decreased from 94.6 percent in the second quarter of 2019 to 88.3 percent in the second quarter of 2020 as the Group had fewer cars on lease from the sand and ethanol market headwinds. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2020 were 24,009 compared to 23,966 at June 30, 2019.

The COVID-19 pandemic has caused the idling of nearly one-third of the North American railcar fleet and has driven year-to-date railcar loadings lower year over year through June. These conditions are expected to continue until the general economy returns to normal levels, and will continue to negatively impact lease renewals, lease rates and demand for railcar repairs.

Other
Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our ERP project, and other elimination and consolidation adjustments. Additionally, $2.3 million of severance costs related to internal restructuring is captured in this segment for the period ended June 30, 2020.

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended June 30, 2020 with the three months ended June 30, 2019 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,351,168	$223,745	$279,825	$35,442	$—	$1,890,180
Cost of sales and merchandising revenues	1,291,786	226,344	241,060	24,724	—	1,783,914
Gross profit	59,382	(2,599)	38,765	10,718	—	106,266
Operating, administrative and general expenses	54,998	5,506	18,281	5,184	6,167	90,136
Interest expense (income), net	5,056	1,900	1,463	3,833	(425)	11,827
Equity in earnings of affiliates, net	79	—	—	—	—	79
Other income, net	986	466	386	905	707	3,450
Income (loss) before income taxes	$393	$(9,539)	$19,407	$2,606	$(5,035)	$7,832
Income (loss) before income taxes attributable to the noncontrolling interests	—	(10,407)	—	—	—	(10,407)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$393	$868	$19,407	$2,606	$(5,035)	$18,239

	Three months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,700,581	$310,867	$270,577	$43,016	$—	$2,325,041
Cost of sales and merchandising revenues	1,599,915	304,375	231,779	28,244	—	2,164,313
Gross profit	100,666	6,492	38,798	14,772	—	160,728
Operating, administrative and general expenses	67,009	5,683	21,079	7,740	5,407	106,918
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income), net	10,148	(811)	2,386	4,181	(177)	15,727
Equity in earnings (losses) of affiliates, net	(1,614)	1,457	—	—	—	(157)
Other income (expense), net	3,817	195	570	329	652	5,563
Income (loss) before income taxes	$22,631	$3,272	$15,903	$3,180	$(4,578)	$40,408
Income (loss) before income taxes attributable to the noncontrolling interests	—	(477)	—	—	—	(477)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$22,631	$3,749	$15,903	$3,180	$(4,578)	$40,885

Trade Group

Operating results for the Trade Group declined by $22.2 million compared to the results of the same period last year. Sales and merchandising revenues decreased by $349.4 million and cost of sales and merchandising revenues decreased $308.1 million for an unfavorable net gross profit impact of $41.3 million. This decrease was a result of current year results experiencing a reduction in corn basis appreciation and headwinds in the Company's sand operations due to decreased oil demand. The prior year results were positively impacted by corn and wheat basis appreciation from the poor 2019 planting season.

Operating, administrative and general expenses decreased by $12.0 million. The decrease from the prior year is primarily related to transaction expenses that did not recur in 2020 along with the Company's cost saving initiatives from acquisition integration and in response to the COVID-19 pandemic.

Interest expense decreased $5.1 million due to the Company paying down debt, declining interest rates and lower group borrowings on the Company's short-term line of credit compared to the prior year.

Other income decreased by $2.8 million as the prior results include a $2.4 million purchase price accounting adjustment related to the loss on pre-existing investments in LTG and Thompsons as the Company finalized its valuation of the pre-acquisition fair value of these investments during the second quarter of prior year.

Ethanol Group

Operating results for the Ethanol Group declined $2.9 million from the same period last year. Sales and merchandising revenues decreased $87.1 million and cost of sales and merchandising revenues decreased $78.0 million compared to prior year results. Gross profit decreased by $9.1 million compared to 2019 results from decreased driving demand due to the COVID-19 pandemic leading to an over saturation of the supply of ethanol and a negative margin environment for the Ethanol Group.

Operating, administrative and general expenses decreased $0.2 million as cost cutting initiatives were partially offset by an increase in labor and benefits from the TAMH merger, as these expenses are now reflected in consolidated earnings.

Interest expense increased $2.7 million due to the inclusion of interest expense as a result of the consolidation of TAMH and ELEMENT's ability to capitalize interest related to the construction of the ELEMENT facility in the prior year.

Equity in earnings of affiliates decreased $1.5 million as a result of the former unconsolidated ethanol LLCs being merged into TAMH, a consolidated entity.

Plant Nutrient Group

Operating results for the Plant Nutrient Group increased by $3.5 million compared to the same period in the prior year. Sales and merchandising revenues increased $9.2 million and cost of sales and merchandising revenues increased by $9.3 million resulting in gross profit being flat year over year. Gross profit was flat year over year as increases in volumes from more normal planting conditions were offset by lower margins.

Operating, administrative and general expenses decreased $2.8 million due to more efficient production compared to the prior year.

Interest expense decreased $0.9 million from lower interest rates compared to the prior year.

Rail Group

Operating results declined $0.6 million from the same period last year while sales and merchandising revenues decreased $7.6 million. This decline from prior year was driven by a $4.0 million decrease in leasing revenues and a $3.0 million decrease in car sale revenues. Cost of sales and merchandising revenues decreased $3.5 million compared to the prior year due to cars on lease, average lease rate and utilization all being lower as railcar loadings continued to decrease from the prior year. As a result, gross profit decreased $4.1 million compared to the period year.

Operating, administrative and general expenses decreased $2.6 million driven by more efficient labor costs within the repair business.

Interest expense decreased $0.3 million due to lower interest rates.

Income Taxes

For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.2 million at an effective rate of 155.8%. For the three months ended June 30, 2019, the Company recorded an income tax expense of $11.0 million at an effective tax rate of 27.2%. The decrease in effective tax rate for the three months ended June 30, 2020 as compared to the same period last year primarily attributed to nondeductible losses related to our noncontrolling interests within the Ethanol group. These losses were offset by NOL carryback tax savings opportunities as provided by the CARES act.

Comparison of the six months ended June 30, 2020 with the six months ended June 30, 2019 including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$2,729,209	$536,784	$404,738	$72,555	$—	$3,743,286
Cost of sales and merchandising revenues	2,607,361	568,782	345,609	52,138	—	3,573,890
Gross profit	121,848	(31,998)	59,129	20,417	—	169,396
Operating, administrative and general expenses	123,153	11,621	38,022	10,443	11,957	195,196
Interest expense (income), net	12,245	4,257	3,248	8,316	(652)	27,414
Equity in earnings (losses) of affiliates, net	209	—	—	—	—	209
Other income (expense), net	3,750	912	356	1,955	1,290	8,263
Income (loss) before income taxes	$(9,591)	$(46,964)	$18,215	$3,613	$(10,015)	$(44,742)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(23,856)	—	—	—	(23,856)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$(9,591)	$(23,108)	$18,215	$3,613	$(10,015)	$(20,886)

	Six months ended June 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$3,238,267	$580,033	$399,102	$84,431	$—	$4,301,833
Cost of sales and merchandising revenues	3,070,204	568,141	339,370	53,726	—	4,031,441
Gross profit	168,063	11,892	59,732	30,705	—	270,392
Operating, administrative and general expenses	138,384	10,673	44,248	15,891	11,071	220,267
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income), net	20,951	(1,523)	4,647	7,860	(298)	31,637
Equity in earnings (losses) of affiliates, net	(1,745)	3,107	—	—	—	1,362
Other income (expense), net	827	279	1,137	538	1,268	4,049
Income (loss) before income taxes	$4,729	$6,128	$11,974	$7,492	$(9,505)	$20,818
Income (loss) before income taxes attributable to the noncontrolling interests	—	(632)	—	—	—	(632)
Non-GAAP Income (loss) before income taxes, net of noncontrolling interests attributable to The Andersons, Inc.	$4,729	$6,760	$11,974	$7,492	$(9,505)	$21,450

Trade Group

Operating results for the Trade Group decreased by $14.3 million compared to the results of the same period last year, however prior year results included an additional $9.4 million of transaction-related expenses. Sales and merchandising revenues decreased by $509.1 million and cost of sales and merchandising revenues decreased $462.8 million for a decreased gross profit impact of $46.2 million. This decrease was primarily driven by the lack of appreciation of corn basis in the Company's Eastern Corn Belt assets and the decreased oil demand creating headwinds in the Company's sand operations.

Operating, administrative and general expenses decreased by $15.2 million. The decrease from the prior year is primarily related to $9.4 million of transaction expenses that did not recur in the current year as well as the Company's cost saving initiatives from acquisition integration and in response to the COVID-19 pandemic.

Interest expense decreased $8.7 million due to the Company paying down debt, declining interest rates and lower group borrowings on the Company's short-term line of credit compared to the prior year. Prior year results also include a $0.6 million write-off of deferred financing fees as part of its new credit facility.

Other income increased by $2.9 million as there were approximately $2.0 million worth of insurance settlements in the current year along with an initial remeasurement loss of $1.1 million on the Company's preexisting equity method investment in LTG & Thompsons that didn't recur in the current year.

Ethanol Group

Operating results for the Ethanol Group decreased $29.9 million from the same period last year. Sales and merchandising revenues decreased $43.2 million and cost of sales and merchandising revenues increased $0.6 million compared to prior year. As a result, Gross profit decreased by $43.9 million compared to prior year from decreased driving demand due to the COVID-19 pandemic leading to an over saturation of the supply of ethanol and a negative margin environment for the Ethanol Group.

Operating, administrative and general expenses increased $0.9 million primarily due to an increase in labor and benefits from the TAMH merger, as these expenses are now reflected in consolidated earnings.

Interest expense increased $5.8 million due to the inclusion of interest expense related to the consolidation of TAMH and due to ELEMENT's ability to capitalize interest related to the construction of the ELEMENT facility in the prior year.

Equity in earnings of affiliates decreased $3.1 million as a result of the former unconsolidated ethanol LLCs being merged into the consolidated entity of TAMH.

Plant Nutrient Group

Operating results for the Plant Nutrient Group increased by $6.2 million compared to the same period in the prior year. Sales and merchandising revenues increased $5.6 million and cost of sales and merchandising revenues increased by $6.2 million resulting in decreased gross profit of $0.6 million. Gross profit was flat year over year as increases in volumes from more normal planting conditions were offset by lower margins.

Operating, administrative and general expenses decreased $6.2 million due to more efficient production compared to the prior year.

Interest expense decreased $1.4 million from lower interest rates compared to the prior year.

Rail Group

Operating results decreased $3.9 million from the same period last year while sales and merchandising revenues decreased $11.9 million. This decrease was driven by a $7.7 million decrease in leasing revenues, a $2.3 million decrease in car sale revenue and a $1.9 million decrease in repair and other revenue. Cost of sales and merchandising decreased $1.6 million compared to the prior year due to cars on lease, average lease rate and utilization all being lower as railcar loadings continued to decrease from the prior year. As a result, gross profit decreased $10.3 million compared to the period year.

Operating, administrative and general expenses decreased $5.4 million driven by more efficient labor costs within the repair business.

Interest expense increased $0.5 million due to higher debt balances.

Income Taxes

For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.7 million at an effective rate of 30.5%. For the six months ended June 30, 2019, the Company recorded an income tax expense of $5.6 million at an effective tax rate of 26.7%. The decrease in effective tax rate for the six months ended June 30, 2020 as compared to the same period last year primarily attributed to nondeductible losses related to our noncontrolling interests within the Ethanol group. These losses were offset by NOL carryback tax savings opportunities as provided by the CARES act.

Liquidity and Capital Resources
Working Capital
At June 30, 2020, the Company had working capital of $471.4 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2020	June 30, 2019	Variance
Current Assets:
Cash, cash equivalents and restricted cash	$30,011	$11,087	$18,924
Accounts receivable, net	537,011	712,294	(175,283)
Inventories	616,323	753,641	(137,318)
Commodity derivative assets – current	112,089	233,015	(120,926)
Other current assets	102,755	58,590	44,165
Total current assets	$1,398,189	$1,768,627	$(370,438)
Current Liabilities:
Short-term debt	96,071	426,125	(330,054)
Trade and other payables	503,892	527,250	(23,358)
Customer prepayments and deferred revenue	45,734	49,761	(4,027)
Commodity derivative liabilities – current	65,186	69,369	(4,183)
Current maturities of long-term debt	68,477	66,678	1,799
Accrued expenses and other current liabilities	147,422	165,383	(17,961)
Total current liabilities	$926,782	$1,304,566	$(377,784)
Working Capital	$471,407	$464,061	$7,346

Sources and Uses of Cash

	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019
Net cash provided by (used in) operating activities	$145,511	$(84,847)
Net cash used in investing activities	(66,002)	(271,393)
Net cash (used in) provided by financing activities	(105,068)	344,410

Operating Activities
Our operating activities provided cash of $145.5 million and used cash of $84.8 million in the first six months of 2020 and 2019, respectively. The increase in cash provided was primarily due to a result in the change of working capital, excluding short-term debt, that was partially offset by the lower operating results in the current year.

Investing Activities
Investing activities used cash of $66.0 million through the first six months of 2020 compared to cash used of $271.4 million in the prior year. The decrease from the prior year was a result of the acquisition of LTG in the prior year and a strategic reduction of capital spending in the current year to enhance overall liquidity as well as expense and cash management.
In 2020, we expect to spend up to a total of approximately $14.1 million for the purchase of railcars and related leases and capitalized modifications of railcars. Total capital spending on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending is expected to be approximately $100.0 million.

Financing Activities
Financing activities used cash of $105.1 million and provided cash of $344.4 million for the six months ended June 30, 2020 and 2019, respectively. This decrease from the prior year was largely due to a decrease in proceeds as new debt was issued in the prior year to finance the LTG acquisition in the prior year and a current year reduction in short term borrowings.
We are party to borrowing arrangements with a syndicate of banks that provide a total of $1,690.3 million in borrowings. Of the total capacity, $497.3 million is non-recourse to the Company. As of June 30, 2020, the Company had $1,307.1 million available for borrowing with $191.5 million of that total being non-recourse to the Company.

We paid $11.5 million in dividends in the first six months of 2020 compared to $11.0 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January and April of 2020 and $0.17 per common share for the dividends paid in January and April of 2019. On June 25, 2020 we declared a cash dividend of $0.175 per common share payable on July 22, 2020 to shareholders of record on July 6, 2020.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of June 30, 2020. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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
While the effects of the COVID-19 pandemic have had a negative impact on operating cash flows, we believe our sources of liquidity will be adequate to fund our operations, capital expenditures and service our indebtedness.

At June 30, 2020, we had standby letters of credit outstanding of $76.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. The Company has announced a phased approach for the workforce to return back to the office place starting in the third quarter. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2020 that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

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

The COVID-19 pandemic could negatively affect the Company's business and operating results

The future impacts of the global emergence of the novel strain of Coronavirus and the disease it causes on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which could adversely impact demand for our products and services. Such interruptions could include fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, decreased demand for our products, and/or changes to export/import restrictions. The pandemic caused by COVID-19 may impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our employees are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	25,903	$18.74	—	—
May 2020	697	12.05	—	—
June 2020	2,093	13.71	—	—
Total	28,693	$18.21	—	—
(1) During the three months ended June 30, 2020, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

Item 6. Exhibits

Exhibit Number	Description

10.1*	First Amendment to Loan Agreement

10.2*	Second Amendment to Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: August 7, 2020	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer (Principal Financial Officer)