Form 10-Q
period 2020-09-30
Andersons, Inc.
filed 2020-11-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The registrant had 32,978,498 common shares outstanding at October 23, 2020.

THE ANDERSONS, INC.

Part I. Financial Information

Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$13,693	$54,895	$21,299
Accounts receivable, net	529,584	536,367	523,110
Inventories (Note 2)	754,604	1,170,536	741,086
Commodity derivative assets – current (Note 5)	140,066	107,863	120,510
Other current assets	102,302	75,681	82,770
Total current assets	1,540,249	1,945,342	1,488,775
Other assets:
Goodwill (Note 15)	135,709	135,360	135,872
Other intangible assets, net	152,214	175,312	181,100
Right of use assets, net	58,108	76,401	70,773
Equity method investments	25,368	23,857	117,348
Other assets, net	23,601	21,753	21,442
Total other assets	395,000	432,683	526,535
Rail Group assets leased to others, net (Note 3)	587,851	584,298	565,746
Property, plant and equipment, net (Note 3)	888,511	938,418	703,396
Total assets	$3,411,611	$3,900,741	$3,284,452

	September 30, 2020	December 31, 2019	September 30, 2019
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$100,405	$147,031	$138,249
Trade and other payables	641,812	873,081	594,708
Customer prepayments and deferred revenue	49,573	133,585	35,274
Commodity derivative liabilities – current (Note 5)	79,159	46,942	67,606
Current maturities of long-term debt (Note 4)	67,786	62,899	66,899
Accrued expenses and other current liabilities	157,801	176,381	162,749
Total current liabilities	1,096,536	1,439,919	1,065,485
Long-term lease liabilities	38,232	51,091	47,299
Long-term debt, less current maturities (Note 4)	916,087	1,016,248	968,117
Deferred income taxes	163,454	146,155	128,003
Other long-term liabilities	60,075	51,673	64,198
Total liabilities	2,274,384	2,705,086	2,273,102
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,599, 33,550 and 33,336 shares issued at 9/30/2020, 12/31/2019 and 9/30/2019, respectively)	138	137	137
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	346,280	345,359	335,916
Treasury shares, at cost (41, 207 and 213 shares at 9/30/2020, 12/31/2019 and 9/30/2019, respectively)	(879)	(7,342)	(7,582)
Accumulated other comprehensive loss	(22,230)	(7,231)	(7,620)
Retained earnings	615,890	642,687	641,607
Total shareholders’ equity of The Andersons, Inc.	939,199	973,610	962,458
Noncontrolling interests	198,028	222,045	48,892
Total equity	1,137,227	1,195,655	1,011,350
Total liabilities and equity	$3,411,611	$3,900,741	$3,284,452
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales and merchandising revenues	$1,922,233	$1,982,755	$5,665,519	$6,284,588
Cost of sales and merchandising revenues	1,820,398	1,873,614	5,394,288	5,905,055
Gross profit	101,835	109,141	271,231	379,533
Operating, administrative and general expenses	98,219	107,118	293,415	327,385
Asset impairment	—	—	—	3,081
Interest expense, net	10,569	13,975	37,983	45,613
Other income, net:
Equity in earnings (loss) of affiliates, net	20	(3,728)	228	(2,367)
Other income, net	4,434	2,598	12,697	6,649
Income (loss) before income taxes	(2,499)	(13,082)	(47,242)	7,736
Income tax benefit	(4,714)	(7,212)	(18,378)	(1,657)
Net income (loss)	2,215	(5,870)	(28,864)	9,393
Net income (loss) attributable to the noncontrolling interests	3,273	(1,633)	(20,583)	(2,265)
Net income (loss) attributable to The Andersons, Inc.	$(1,058)	$(4,237)	$(8,281)	$11,658
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$(0.03)	$(0.13)	$(0.25)	$0.36
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$(0.03)	$(0.13)	$(0.25)	$0.35
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$2,215	$(5,870)	$(28,864)	$9,393
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost (net of income tax of $(27), $(43), $(46) and $(337))	(119)	(127)	(220)	(981)
Cash flow hedge activity (net of income tax of $590, $(946), $(4,544) and $(4,121))	1,783	(2,852)	(13,740)	(12,426)
Foreign currency translation adjustments (net of income tax of $0 for all periods)	2,351	1,600	(1,039)	12,174
Other comprehensive income (loss)	4,015	(1,379)	(14,999)	(1,233)
Comprehensive income (loss)	6,230	(7,249)	(43,863)	8,160
Comprehensive income (loss) attributable to the noncontrolling interests	3,273	(1,633)	(20,583)	(2,265)
Comprehensive income (loss) attributable to The Andersons, Inc.	$2,957	$(5,616)	$(23,280)	$10,425
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Nine months ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$(28,864)	$9,393
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	141,167	98,396
Bad debt expense	8,049	3,615
Equity in (earnings) losses of affiliates, net of dividends	(228)	2,894
(Gain) loss on sales of Rail Group assets and related leases, net	(175)	(1,515)
(Gain) loss on sales of assets, net	(862)	101
Stock-based compensation expense	7,742	11,637
Deferred federal income tax	21,917	(11,671)
Inventory write down	10,933	—
Asset impairment	—	3,081
Other	4,141	3,637
Changes in operating assets and liabilities:
Accounts receivable	(1,952)	4,879
Inventories	400,262	405,620
Commodity derivatives	(2,574)	29,942
Other assets	(34,343)	18,782
Payables and other accrued expenses	(329,422)	(259,166)
Net cash provided by operating activities	195,791	319,625
Investing Activities
Acquisition of business, net of cash acquired	—	(149,622)
Purchases of Rail Group assets	(26,258)	(68,441)
Proceeds from sale of Rail Group assets	7,774	9,182
Purchases of property, plant and equipment and capitalized software	(59,414)	(125,351)
Proceeds from sale of assets	8,121	851
Proceeds from sale of business	2,467	—
Purchase of investments	(2,849)	(1,490)
Net cash used in investing activities	(70,159)	(334,871)
Financing Activities
Net change in short-term borrowings	(44,183)	(286,462)
Proceeds from issuance of long-term debt	213,906	811,698
Payments of long-term debt	(310,694)	(493,886)
Contributions from noncontrolling interest owner	6,493	4,714
Distributions to noncontrolling interest owner	(10,322)	—
Payments of debt issuance costs	(250)	(5,649)
Dividends paid	(17,234)	(16,571)
Other	(4,143)	(1,587)
Net cash provided by (used in) financing activities	(166,427)	12,257
Effect of exchange rates on cash, cash equivalents and restricted cash	(407)	1,695
Decrease in cash, cash equivalents and restricted cash	(41,202)	(1,294)

Cash, cash equivalents and restricted cash at beginning of period	54,895	22,593
Cash, cash equivalents and restricted cash at end of period	$13,693	$21,299
See Notes to Condensed Consolidated Financial Statements

    The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2019	$137	$331,186	$(6,449)	$(6,241)	$651,481	$50,525	$1,020,639
Net income (loss)					(4,237)	(1,633)	(5,870)
Other comprehensive income (loss)				(1,405)			(1,405)
Amounts reclassified from accumulated other comprehensive income (loss)				26			26
Contributions from noncontrolling interests		164					164
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (41 shares)		4,566	(1,223)				3,343
Dividends declared ($0.17 per common share)					(5,547)		(5,547)
Restricted share award dividend equivalents			90		(90)		—
Balance at September 30, 2019	$137	$335,916	$(7,582)	$(7,620)	$641,607	$48,892	$1,011,350

Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083
Net income (loss)					(1,058)	3,273	2,215
Other comprehensive income (loss)				1,868			1,868
Amounts reclassified from accumulated other comprehensive income (loss)				2,147			2,147
Contributions from noncontrolling interests						2,083	2,083
Distributions to noncontrolling interests						(23)	(23)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		2,550	74				2,624
Dividends declared ($0.175 per common share)					(5,770)		(5,770)
Balance at September 30, 2020	$138	$346,280	$(879)	$(22,230)	$615,890	$198,028	$1,137,227

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					11,658	(2,265)	9,393
Other comprehensive loss				(12,719)			(12,719)
Amounts reclassified from accumulated other comprehensive income (loss)				11,486			11,486
Contributions from noncontrolling interests		164				4,715	4,879
Adoption of accounting standard, net of income tax of ($237)					(711)		(711)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (723 shares)		(16,452)	27,475				11,023
Dividends declared ($0.510 per common share)					(16,606)		(16,606)
Stock awards granted due to acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	243		(251)		—
Balance at September 30, 2019	$137	$335,916	$(7,582)	$(7,620)	$641,607	$48,892	$1,011,350

Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					(8,281)	(20,583)	(28,864)
Other comprehensive loss				(19,340)			(19,340)
Amounts reclassified from accumulated other comprehensive income (loss)				4,341			4,341
Contributions from noncontrolling interests						6,493	6,493
Distributions to noncontrolling interests						(10,322)	(10,322)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (167 shares)	1	1,380	6,072		(843)		6,610
Dividends declared ($0.525 per common share)					(17,282)		(17,282)
Restricted share award dividend equivalents			391		(391)		—
Balance at September 30, 2020	$138	$346,280	$(879)	$(22,230)	$615,890	$198,028	$1,137,227
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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2019 has been included as the Company operates in several seasonal industries.
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
The Company had restricted cash of $9.0 million as of September 30, 2019. This restricted cash balance was related to posting collateral for the release of a mortgage on one of the Company's ethanol assets to be contributed into The Andersons Marathon Holdings LLC. The restricted cash was released from escrow in the fourth quarter of 2019 after the successful completion of the merger and related credit facility. The Company also had restricted cash of $8.7 million as of December 31, 2019. The restricted cash balance was a result of a royalty claim assumed in the TAMH merger and, accordingly, was included in the Consolidated Financial Statements of the Company. The restricted cash balance as of December 31, 2019 was subsequently released in the first quarter of 2020. The Company had no restricted cash balances as of September 30, 2020.
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

2. Inventories

Major classes of inventories are presented below. Readily Marketable Inventories ("RMI") are agricultural commodity inventories such as corn, soybeans, wheat, and ethanol co-products, among others, carried at net realizable value which approximates fair value based on their commodity characteristics, widely available markets, and pricing mechanisms. The net realizable value of RMI is calculated as the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. All other inventories are held at lower of cost or net realizable value.

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Grain and other agricultural products (a)	$557,808	$907,482	$560,626
Frac sand and propane	10,064	15,438	14,592
Ethanol and co-products (b)	59,543	95,432	26,218
Plant nutrients and cob products	120,173	146,164	133,839
Railcar repair parts	7,016	6,020	5,811
Total Inventories	$754,604	$1,170,536	$741,086
(a) Includes RMI of $512.9 million, $852.6 million and $488.2 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.
(b) Includes RMI of $10.4 million, $10.6 million and $12.6 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Inventories do not include 2.3 million, 6.4 million and 2.7 million bushels of grain held in storage for others as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

For the nine months ended September 30, 2020, the Company recorded $10.9 million lower of cost or net realizable value charge related to lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic, of which $10.6 million was recognized in the first quarter.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Land	$40,223	$40,442	$39,393
Land improvements and leasehold improvements	96,290	103,148	95,720
Buildings and storage facilities	384,203	373,961	354,625
Machinery and equipment	906,864	835,156	608,831
Construction in progress	21,657	59,993	54,163
	1,449,237	1,412,700	1,152,732
Less: accumulated depreciation	560,726	474,282	449,336
Property, plant and equipment, net	$888,511	$938,418	$703,396

Depreciation expense on property, plant and equipment was $93.8 million and $51.0 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, depreciation expense on property, plant and equipment was $31.6 million and $18.3 million for the three months ended September 30, 2020 and 2019, respectively. The large increase in depreciation expense from the prior year was due to the TAMH merger that took place in the fourth quarter of 2019 and ELEMENT being operational for all of the current year.
In the second quarter of 2019, the Company recorded a $3.1 million impairment related to its remaining Tennessee facilities in the Trade group. The Company wrote down the assets to the extent their carrying values exceeded their fair value. The Company classified the significant assumptions used to determine the fair value of the impaired assets as Level 3 inputs in the fair value hierarchy.

Rail Group Assets
The components of Rail Group assets leased to others are as follows:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Rail Group assets leased to others	$741,080	$723,004	$699,972
Less: accumulated depreciation	153,229	138,706	134,226
Rail Group assets, net	$587,851	$584,298	$565,746

Depreciation expense on Rail Group assets leased to others amounted to $23.1 million and $21.1 million for the nine months ended September 30, 2020 and 2019, respectively. Additionally, depreciation expense on Rail Group assets leased to others amounted to $7.7 million and $7.4 million for the three months ended September 30, 2020 and 2019, respectively.

4. Debt

Short-term and long-term debt at September 30, 2020, December 31, 2019 and September 30, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Short-term debt – non-recourse	$40,985	$54,029	$35,278
Short-term debt – recourse	59,420	93,002	102,971
Total short-term debt	$100,405	$147,031	$138,249

Current maturities of long-term debt – non-recourse	$5,059	$9,545	$10,122
Current maturities of long-term debt – recourse	62,727	53,354	56,777
Total current maturities of long-term debt	$67,786	$62,899	$66,899

Long-term debt, less: current maturities – non-recourse	$274,283	$330,250	$243,279
Long-term debt, less: current maturities – recourse	641,804	685,998	724,838
Total long-term debt, less: current maturities	$916,087	$1,016,248	$968,117

The total borrowing capacity of the Company's lines of credit at September 30, 2020 was $1,693.2 million of which the Company had a total of $1,358.9 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit. The Company is in compliance with all financial covenants as of September 30, 2020.

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

The following table presents at September 30, 2020, December 31, 2019 and September 30, 2019, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Cash collateral paid	$70,446	$56,005	$23,997
Fair value of derivatives	(58,495)	(10,323)	10,199
Net derivative asset position	$11,951	$45,682	$34,196

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$159,553	$3,565	$7,323	$42	$170,483
Commodity derivative liabilities	(89,933)	(508)	(86,482)	(490)	(177,413)
Cash collateral paid	70,446	—	—	—	70,446
Balance sheet line item totals	$140,066	$3,057	$(79,159)	$(448)	$63,516

	December 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$92,429	$1,045	$7,439	$18	$100,931
Commodity derivative liabilities	(40,571)	(96)	(54,381)	(523)	(95,571)
Cash collateral paid	56,005	—	—	—	56,005
Balance sheet line item totals	$107,863	$949	$(46,942)	$(505)	$61,365

	September 30, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$122,462	$1,951	$5,715	$67	$130,195
Commodity derivative liabilities	(29,566)	(8)	(69,704)	(2,027)	(101,305)
Cash collateral paid	27,614	—	(3,617)	—	23,997
Balance sheet line item totals	$120,510	$1,943	$(67,606)	$(1,960)	$52,887

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(52,047)	$(27,586)	$(12,290)	$25,469

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2020, December 31, 2019 and September 30, 2019:

	September 30, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	527,924	—	—	—
Soybeans	121,248	—	—	—
Wheat	80,546	—	—	—
Oats	40,004	—	—	—
Ethanol	—	96,470	—	—
Corn oil	—	—	45,144	—
Soybean Oil	—	—	17,262	—
Other	42,235	3,655	350	2,237
Subtotal	811,957	100,125	62,756	2,237
Exchange traded:
Corn	250,445	—	—	—
Soybeans	62,785	—	—	—
Wheat	108,805	—	—	—
Oats	715	—	—	—
Ethanol	—	19,488	—	—
Propane	—	31,962	—	—
Other	—	7,140	16	183
Subtotal	422,750	58,590	16	183
Total	1,234,707	158,715	62,772	2,420

	December 31, 2019
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	552,359	—	—	—
Soybeans	34,912	—	—	—
Wheat	100,996	—	—	—
Oats	24,700	—	—	—
Ethanol	—	116,448	—	—
Corn oil	—	—	14,568	—
Other	11,363	4,000	305	2,263
Subtotal	724,330	120,448	14,873	2,263
Exchange traded:
Corn	221,740	—	—	—
Soybeans	39,145	—	—	—
Wheat	68,171	—	—	—
Oats	2,090	—	—	—
Ethanol	—	175,353	—	—
Propane	—	5,166	—	—
Other	—	15	—	232
Subtotal	331,146	180,534	—	232
Total	1,055,476	300,982	14,873	2,495

	September 30, 2019
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	653,757	—	—	—
Soybeans	46,895	—	—	—
Wheat	90,598	—	—	—
Oats	36,365	—	—	—
Ethanol	—	256,815	—	—
Corn oil	—	—	5,022	—
Other	15,196	6,150	363	3,178
Subtotal	842,811	262,965	5,385	3,178
Exchange traded:
Corn	280,890	—	—	—
Soybeans	58,980	—	—	—
Wheat	75,345	—	—	—
Oats	735	—	—	—
Ethanol	—	145,769	—	—
Propane	—	12,516	—	—
Other	—	3	—	289
Subtotal	415,950	158,288	—	289
Total	1,258,761	421,253	5,385	3,467

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
At September 30, 2020, December 31, 2019 and September 30, 2019, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$(879)	$—	$—
Interest rate contracts included in Other long-term liabilities	(491)	(1,007)	(1,261)
Foreign currency contracts included in Other current assets	326	2,742	115
Derivatives designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	(8,431)	(3,118)	(2,981)
Interest rate contracts included in Other long-term liabilities	$(22,409)	$(9,382)	$(13,649)

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$357	$(36)	$(363)	$(972)
Foreign currency derivative losses included in Other income (loss), net	—	(615)	—	(684)
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other Comprehensive Income (Loss)	2,373	(3,798)	(18,284)	(16,547)
Interest rate derivatives (losses) included in Interest income (expense), net	$(2,345)	$(224)	$(5,045)	$(243)

Outstanding interest rate derivatives, as of September 30, 2020, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2018	2021	$40.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2021	$25.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2021	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues under ASC 606	$295,850	$273,945	$1,102,457	$1,083,383
Revenues under ASC 842	23,056	26,418	73,375	87,122
Revenues under ASC 815	1,603,327	1,682,392	4,489,687	5,114,083
Total Revenues	$1,922,233	$1,982,755	$5,665,519	$6,284,588

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$31,835	$—	$31,835
Primary nutrients	—	—	62,094	—	62,094
Services	2,010	—	975	10,134	13,119
Products and co-products	55,235	97,703	—	—	152,938
Frac sand and propane	21,676	—	—	—	21,676
Other	2,414	513	7,803	3,458	14,188
Total	$81,335	$98,216	$102,707	$13,592	$295,850

	Three months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$9,840	$—	$35,182	$—	$45,022
Primary nutrients	4,610	—	66,733	—	71,343
Service	2,507	3,187	1,275	9,719	16,688
Products and co-products	48,158	34,655	—	—	82,813
Frac sand and propane	47,188	—	—	—	47,188
Other	2,159	163	6,256	2,313	10,891
Total	$114,462	$38,005	$109,446	$12,032	$273,945

	Nine months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$187,700	$—	$187,700
Primary nutrients	—	—	296,247	—	296,247
Service	6,053	—	3,753	27,528	37,334
Products and co-products	171,744	275,175	—	—	446,919
Frac sand and propane	92,990	—	—	—	92,990
Other	11,732	1,481	19,745	8,309	41,267
Total	$282,519	$276,656	$507,445	$35,837	$1,102,457

	Nine months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$45,648	$—	$191,247	$—	$236,895
Primary nutrients	27,401	—	294,729	—	322,130
Service	11,077	10,170	3,133	28,944	53,324
Products and co-products	166,859	88,170	—	—	255,029
Frac sand and propane	184,418	—	—	—	184,418
Other	5,860	198	19,439	6,090	31,587
Total	$441,263	$98,538	$508,548	$35,034	$1,083,383

Approximately 4% and 5% of revenues accounted for under ASC 606 during both three months periods ended September 30, 2020 and 2019, respectively, are recorded over time which primarily relates to service revenues noted above. Additionally, during the nine months ended September 30, 2020 and 2019, approximately 4% and 5% of revenues were accounted for under ASC 606, respectively.

Contract balances

The balances of the Company’s contract liabilities were $18.6 million and $28.5 million as of September 30, 2020 and December 31, 2019, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built-up at year-end and through the first quarter of the year in preparation for the spring planting season. The decrease in liabilities from December 31, 2019 is due to the revenue recognized in the current period as the built up liabilities were relieved as obligations were met.

7. Income Taxes

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In particular, under the CARES Act, (i) for taxable years beginning before 2021, net operating loss carryforwards and carrybacks may offset 100% of taxable income, (ii) NOLs arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund and (iii) for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. On April 17, 2020, the Internal Revenue Service issued Revenue Procedure 2020-25, allowing for companies to revoke an election out of bonus depreciation. The Company has analyzed the impact of the CARES Act to determine the effect on 2018 and 2019 filing positions that will be carried back to prior tax years, and recorded a financial statement benefit of $14.8 million.

Historically, the Company calculated its provision for income taxes during interim reporting periods by applying the estimated annual effective tax rate for the full fiscal year to pre-tax income or loss, excluding discrete items, for the reporting period. However, it was determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes in the third quarter of 2020.

For the nine months ended on September 30, 2020, the Company utilized the discrete effective tax rate method to calculate the interim tax provision. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. The discrete method is applied for scenarios where small changes in estimated pre-tax book income would result in significant changes in the estimated annual effective tax rate that may result in an unreliable estimate of income taxes.

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $4.7 million at an effective income tax rate of 188.6%. The annual effective tax rate differs from the statutory U.S. Federal tax rate as the tax benefit from consolidated pre-tax loss is offset by the portion of losses owned by noncontrolling interests that do not provide for a tax benefit, as well as impacts from foreign earnings and non-deductible compensation. These impacts are further offset by tax benefits from net operating loss carrybacks as a result of the CARES Act. The change in effective tax rate for the three months ended September 30, 2020 as compared to the same period last year was primarily attributed to the tax benefit generated from the current period loss before taxes offset by the effect of noncontrolling interest in the discrete effective tax rate, and additional tax benefits from net operating loss carrybacks as a result of the CARES Act. For the three months ended September 30, 2019, the Company recorded an income tax benefit of $7.2 million at an effective income tax rate of 55.1%.

For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.4 million at an effective income tax rate of 38.9%. The annual effective tax rate differs from the statutory U.S. Federal tax rate as the tax benefit from consolidated pre-tax losses is offset by the portion of losses owned by noncontrolling interests that do not provide for a tax benefit, as well as impacts from foreign earnings and non-deductible compensation. These impacts are further offset by tax benefits from net operating loss carrybacks as a result of the CARES Act. The increase in effective tax rate for the nine months ended September 30, 2020 as compared to the same period last year was primarily attributed to the tax benefit generated from the current period loss before taxes offset by the effect of noncontrolling interest in the discrete effective tax rate, and additional tax benefits from net operating loss carrybacks as a result of the CARES Act. For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $1.7 million at an effective income tax rate of 21.4%.

The 2020 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the Company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $31.1 million and $17.7 million as of September 30, 2020 and September 30, 2019, respectively. The unrecognized tax benefits of $31.1 million include $28.6 million recorded as a reduction of the deferred tax asset and refundable credits associated with the R&D Credits.

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Currency Translation Adjustment
Beginning balance	$(2,325)	$(976)	$1,065	$(11,550)
Other comprehensive income (loss) before reclassifications	2,351	1,600	(1,039)	508
Amounts reclassified from accumulated other comprehensive income (a)	—	—	—	11,666
Other comprehensive income (loss), net of tax	2,351	1,600	(1,039)	12,174
Ending Balance	$26	$624	$26	$624
Hedging Adjustment
Beginning balance	$(24,966)	$(9,700)	$(9,443)	$(126)
Other comprehensive income (loss) before reclassifications	(535)	(3,049)	(18,594)	(12,759)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (b)	2,318	197	4,854	333
Other comprehensive income (loss), net of tax	1,783	(2,852)	(13,740)	(12,426)
Ending Balance	$(23,183)	$(12,552)	$(23,183)	$(12,552)
Pension and Other Postretirement Adjustment
Beginning balance	$788	$4,177	$889	$5,031
Other comprehensive income (loss) before reclassifications	52	44	293	(468)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax (c)	(171)	(171)	(513)	(513)
Other comprehensive income (loss), net of tax	(119)	(127)	(220)	(981)
Ending Balance	$669	$4,050	$669	$4,050
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—
Ending Balance	$258	$258	$258	$258

Total AOCI Ending Balance	$(22,230)	$(7,620)	$(22,230)	$(7,620)
(a) Reflects foreign currency translation adjustments in Other income, net attributable to the consolidation of Thompsons Limited in 2019.
(b) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(c) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) available to The Andersons Inc. common shareholders	$(1,058)	$(4,237)	$(8,281)	$11,658
Denominator:
Weighted average shares outstanding – basic	32,962	32,626	32,905	32,550
Effect of dilutive awards	—	—	—	484
Weighted average shares outstanding – diluted	32,962	32,626	32,905	33,034
Earnings (loss) per share
Basic	$(0.03)	$(0.13)	$(0.25)	$0.36
Diluted	$(0.03)	$(0.13)	$(0.25)	$0.35

There were no antidilutive awards as the Company incurred a net loss for the three months ended September 30, 2020 and September 30, 2019, as well as, the nine months ended September 30, 2020. There were 60 thousand antidilutive share awards outstanding for the nine months ended September 30, 2019.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020, December 31, 2019 and September 30, 2019:

(in thousands)	September 30, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$11,951	$51,565	$—	$63,516
Provisionally priced contracts (b)	(5,190)	(22,541)	—	(27,731)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	4,998	(32,210)	—	(27,212)
Total	$11,759	$(3,186)	$8,654	$17,227

(in thousands)	December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$45,682	$15,683	$—	$61,365
Provisionally priced contracts (b)	(118,414)	(68,237)	—	(186,651)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	9,469	(13,507)	—	(4,038)
Total	$(63,263)	$(66,061)	$8,404	$(120,920)

(in thousands)	September 30, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$34,196	$18,691	$—	$52,887
Provisionally priced contracts (b)	(79,757)	(23,535)	—	(103,292)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	5,603	(17,891)	—	(12,288)
Total	$(39,958)	$(22,735)	$8,404	$(54,289)
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

The Company’s net commodity derivatives primarily consist of futures or options contracts via regulated exchanges and contracts with producers or customers under which the future settlement date and bushels (or gallons in the case of ethanol contracts) of commodities to be delivered (primarily wheat, corn, soybeans and ethanol) are fixed and under which the price may or may not be fixed. Depending on the specifics of the individual contracts, the fair value is derived from the futures or options prices quoted on various exchanges for similar commodities and delivery dates as well as observable quotes for local basis adjustments (the difference, which is attributable to local market conditions, between the quoted futures price and the local cash price). Because “basis” for a particular commodity and location typically has multiple quoted prices from other agribusinesses in the same geographical vicinity and is used as a common pricing mechanism in the agribusiness industry, the Company has concluded that “basis” is typically a Level 2 fair value input for purposes of the fair value disclosure requirements related to our commodity derivatives, depending on the specific commodity. Although nonperformance risk, both of the Company and the counterparty, is present in each of these commodity contracts and is a component of the estimated fair values, based on the Company’s historical experience with its producers and customers and the Company’s knowledge of their businesses, the Company does not view nonperformance risk to be a significant input to fair value for these commodity contracts.

These fair value disclosures exclude RMI which consists of agricultural commodity inventories measured at net realizable value. The net realizable value used to measure the Company’s agricultural commodity inventories is the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. This valuation would generally be considered Level 2. The amount of RMI is disclosed in Note 2. Changes in the net realizable value of commodity inventories are recognized as a component of cost of sales and merchandising revenues.

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2020	2019
Assets at January 1,	$8,404	$7,154
Additional investments	250	250
Assets at March 31,	$8,654	$7,404
Additional investments	—	1,000
Assets at June 30,	$8,654	$8,404
Additional investments	—	—
Assets at September 30,	$8,654	$8,404

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2020, December 31, 2019 and September 30, 2019:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of September 30, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,654	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of December 31, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of September 30, 2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A
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

There were no non-recurring fair value measurements as of September 30, 2020 and September 30, 2019.

Fair Value of Financial Instruments
The fair value of the Company’s long-term debt is estimated using quoted market prices or discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. As such, the Company has concluded that the fair value of long-term debt is considered Level 2 in the fair value hierarchy.

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Fair value of long-term debt, including current maturities	$1,022,113	$1,096,010	$1,046,063
Fair value in excess of carrying value (a)	31,080	8,257	11,047
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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Sales revenues	$44,789	$52,875	$129,143	$171,897
Service fee revenues (a)	—	2,852	—	11,015
Purchases of product and capital assets	16,641	174,420	38,637	520,091
Lease income (b)	142	1,887	440	5,195
Labor and benefits reimbursement (c)	—	3,513	—	10,973
(a)Prior period service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains ("DDG") marketing fees, and other commissions. In the current period these revenues are now eliminated in consolidation as a result of the TAMH merger.
(b)Prior period lease income includes certain railcars leased to related parties and the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities. This income is now eliminated in consolidation as a result of the TAMH merger.
(c)Prior period labor and benefits reimbursement includes all operations labor to the unconsolidated ethanol LLCs. This reimbursement is now eliminated in consolidation as a result of the TAMH merger.

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Accounts receivable (d)	$7,184	$10,603	$23,394
Accounts payable (e)	3,058	12,303	21,201
(d)Accounts receivable represents amounts due from related parties for the sale of ethanol and other various items.
(e)Accounts payable represents amounts due to related parties for purchases of ethanol equipment and other various items.

12. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business produces ethanol through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment. In January 2020, the Company moved its Lansing Vermont DDG business from the Trade group to the Ethanol group as part of internal restructuring efforts. Prior year results have been recast to reflect this change.

During the third quarter, the Company announced a change in the management structure of the business. The Trade and Ethanol Groups and the Rail and Plant Nutrient Groups were combined to be led by one Company president each. The Company considered current accounting guidance concluding that its reportable operating segments would not change under the new management structure as the aggregation criteria could not be met.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenue.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues from external customers
Trade	$1,432,922	$1,515,107	$4,162,130	$4,753,375
Ethanol	349,957	319,105	886,742	899,137
Plant Nutrient	102,707	109,446	507,445	508,548
Rail	36,647	39,097	109,202	123,528
Total	$1,922,233	$1,982,755	$5,665,519	$6,284,588

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Income (loss) before income taxes attributable to the Company
Trade	$5,941	$(2,122)	$(3,650)	$2,610
Ethanol	1,148	1,070	(21,960)	7,827
Plant Nutrient	(5,387)	(7,440)	12,828	4,534
Rail	(139)	3,137	3,474	10,629
Other	(7,335)	(6,094)	(17,351)	(15,599)
Income (loss) before income taxes attributable to the Company	(5,772)	(11,449)	(26,659)	10,001
Income (loss) attributable to noncontrolling interests	3,273	(1,633)	(20,583)	(2,265)
Income (loss) before income taxes	$(2,499)	$(13,082)	$(47,242)	$7,736

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Identifiable assets
Trade	$1,642,220	$2,012,060	$1,712,350
Ethanol	625,587	690,548	372,663
Plant Nutrient	343,121	383,781	376,615
Rail	641,797	693,931	679,056
Other	158,886	120,421	143,768
Total	$3,411,611	$3,900,741	$3,284,452

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

Specifically, the Company is party to a non-regulatory litigation claim, which is in response to penalties and fines paid to regulatory entities by a previously unconsolidated subsidiary in 2018 for the settlement of matters which focused on certain trading activity. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. Given the preliminary status of the claim, the Company does not believe the excess, net of the acquisition-related indemnity, is determinable.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

14. Supplemental Cash Flow Information

Certain supplemental cash flow information, including noncash investing and financing activities for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Supplemental disclosure of cash flow information
Interest paid	$38,978	$47,164
Noncash investing and financing activity
Dividends declared not yet paid	5,770	5,547
Capital projects incurred but not yet paid	5,534	8,245
Equity issued in conjunction with acquisition	—	127,841
Removal of pre-existing equity method investment	—	(159,459)
Purchase price holdback/ other accrued liabilities	—	29,956

15. Goodwill

During the first quarter of 2020, the Company completed a reorganization of its structure whereby the Company moved certain of its operations between the Trade and Ethanol segments to enhance operating decisions and assessing performance. The reorganization resulted in the reassignment of goodwill to the affected reporting units using a relative fair value approach. At the time of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the Trade and Ethanol segments for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre and post-reorganization reporting units.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020 are as follows:

(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Balance at December 31, 2019	$127,781	$2,726	$686	$4,167	$135,360
Reorganization (a)	(5,714)	5,714	—	—	—
Acquisitions (b)	—	349	—	—	349
Balance at September 30, 2020	$122,067	$8,789	$686	$4,167	$135,709
(a) Reorganization related to move of the DDG business line from the Trade to Ethanol segment.
(b) Acquisitions represent the finalized goodwill allocation from the TAMH acquisition.

16. Subsequent Events

On October 23, 2020, the Company entered into a new amendment to its credit agreement dated January 11, 2019. The amendment provides for an incremental $150 million term loan maturing January 11, 2026, with quarterly principal payments. This term loan replaced the Andersons Railcar Leasing Company LLC’s (“TARLC”) existing credit facility. Borrowings under the loan bear interest at variable rates, which are based on LIBOR plus an applicable spread. Proceeds from the loan have been used to extinguish debt of TARLC, a wholly owned subsidiary. The TARLC debt was hedged by interest rate swaps and due to the debt prepayment, these swaps were redesignated or terminated which resulted in an approximately $2.8 million loss on existing OCI balances which were reclassified into earnings. The Company also incurred approximately $0.3 million of losses due to the write off of unamortized debt issuance costs associated to the TARLC debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2019 Form 10-K, have not materially changed through the third quarter of 2020.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeded the Company’s market capitalization for impairment indicators. Management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for the period, an impairment triggering event had not occurred. The Company continues to believe that the share price is not an accurate reflection of its current value. While adverse conditions are currently present and pervasive in the agriculture space during this time, the long-term outlook remains positive and management believes that the market’s impact on the Company’s equity value does not accurately reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of September 30, 2020. However, continuing adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Recent Developments

For fiscal year 2020 to date, the global emergence of the novel strain of coronavirus ("COVID-19") has had a significant impact on the global economy, including several industries in which The Andersons operates. Government-mandated stay-at-home orders and other public health mandates and recommendations, as well as behavioral changes in response to the pandemic, have reduced demand for gasoline, ethanol and corn. The reduced demand coupled with a general economic downturn has negatively impacted our Rail, Ethanol and Trade Groups. As previously announced the Company idled its ethanol plants for extended maintenance shutdowns in an effort to maintain the Company's ethanol plants, protect employees and conserve cash. Since that announcement, all of the Company's ethanol plants resumed operations in the second quarter and continue to operate. The Company is continuing to actively manage its response to the COVID-19 pandemic, however, the future impacts of the ongoing pandemic on the Company’s business remain highly uncertain at this time.

The Company is a critical infrastructure industry as defined by The United States Department of Homeland Security, Cybersecurity and Infrastructure Agency, in its March 19, 2020 Memorandum. As COVID-19 continues to spread and certain regions experience accelerated spread or resurgences, the Company is currently conducting business as usual to the greatest extent possible in the current circumstances. The Company is taking a variety of measures to ensure the availability of its services throughout our network, promote the safety and security of our employees, and support the communities in which we operate. Certain modifications the Company has made in response to the COVID-19 pandemic include: implementing working at home protocols for all non-essential support staff; restricting employee business travel; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and maintaining employment benefit coverage of employees through the pandemic. The Company is responding to this crisis through measures designed to protect our workforce and prevent disruptions to the Company's operations within the North American agricultural supply chain.

Management has observed many other companies, including those in our supply chain, taking precautionary and preemptive actions to address the COVID-19 pandemic, and companies may take further actions that alter their normal business operations. The Company will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that management determines are in the best interests of our employees, customers, shareholders, partners, suppliers, and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part II, Item 1A. Risk Factors.

Trade

The Trade Group’s results in the third quarter improved over the prior year from strong results in the commodity merchandising business. The performance of the Group's assets improved slightly despite earning less income from wheat. The business also continued to benefit from the successful integration of prior year acquisitions, portfolio optimization and other cost-cutting efforts.

Conversely, the food and specialty ingredients business netted lower results that were driven by higher freight costs and lower volume, particularly in the food business.

Agricultural inventories on hand at September 30, 2020 were 82.3 million bushels, of which 2.3 million bushels were stored for others. These amounts compare to 97.5 million bushels on hand at September 30, 2019, of which 2.7 million bushels were stored for others. Total Trade storage capacity, including temporary pile storage, was approximately 199.5 million bushels at September 30, 2020 compared to 202 million bushels at September 30, 2019.

The 2020 corn and soybean harvest is much improved from the short crop in the Eastern corn belt that hurt the Group in the prior year. However, nationwide, this year's crop is smaller and drier than originally anticipated. Export demand has been improving, especially from China, which we expect to run well into the first quarter. These conditions have led to a significant increase in basis, strong elevation margins and considerable volatility, which should create good merchandising opportunities.

Nearby futures prices have rallied, creating an inverse in corn, soybean and wheat markets. If those conditions persist, they will diminish the opportunity to earn storage income through the first part of 2021. As a result of these conditions, the current outlook for the Trading Group in the next four quarters is stronger on merchandising but weaker on income from assets.

Ethanol

The Ethanol Group's third quarter results were profitable as improved crush margins were the primary driver of significantly improved performance by the Group's five plants combined with higher ethanol and feed ingredient trading results. These improved results were partially offset by non-cash mark-to-market charges due to increases in corn and DDG prices late in the quarter.

Spot ethanol crush margins continue to be positive but, similar to grain markets, are inverted. The Group continues to line out some of the new technologies being used in the ELEMENT plant and are now producing a new high-protein feed product at both ELEMENT and at our Denison, Iowa plant. Uncertainty persists regarding how 2020 will finish and 2021 will begin hinging on the balance between gasoline demand and ethanol industry supply.

Ethanol and related co-products volumes for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Ethanol (gallons shipped)	169,409	131,878	436,282	393,203
E-85 (gallons shipped)	7,455	9,284	20,955	36,412
Corn oil (pounds shipped)	33,257	5,067	83,519	14,821
DDG (tons shipped) *	536	468	1,384	1,270
* DDG tons shipped converts wet tons to a dry ton equivalent amount. Prior year DDG tons shipped were recast from the Trade Group to the Ethanol Group. See note 12 for further details of the recast.

The above table shows only shipped volumes that flow through the Consolidated Financial Statements of the Company. As the Company merged its former unconsolidated LLCs into the consolidated TAMH entity in the fourth quarter of 2019, these consolidated volumes are now included in the 2020 amounts above. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs in 2019 is actually higher than disclosed above. However, the portion of this volume that was sold from the unconsolidated LLCs directly to their customers for the nine months ended September 30, 2019 is excluded here.

Plant Nutrient

The Plant Nutrient Group's third quarter results were an improvement from the prior period. While tons sold were largely unchanged, the improvement was driven by slightly better margin per ton and continued disciplined expense management.

We expect our Plant Nutrient business to finish the year strong with the fall application season trending well. We expect some modest improvement in 2021 assuming continued higher commodity prices and another strong planting season.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 477 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at September 30, 2020, compared to approximately 487 thousand tons for dry nutrients and approximately 514 thousand tons for liquid nutrients at September 30, 2019.

Tons of product sold for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Ag Supply Chain	273	280	1,178	977
Specialty Liquids	64	57	257	249
Engineered Granules	59	58	331	338
Total tons	396	395	1,766	1,564

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
Rail

The Rail Group results declined as the leasing business accounted for the majority of the shortfall due to lower lease rates and fleet utilization year over year; repair revenues and margins also fell. Average utilization rates decreased from 89.2 percent in the third quarter of 2019 to 87.0 percent in the third quarter of 2020 as the Group had fewer cars on lease from the sand and ethanol market headwinds. Rail Group assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at September 30, 2020 were 23,463 compared to 24,864 at September 30, 2019.

The COVID-19 pandemic has caused the idling of nearly one-third of the North American railcar fleet and has driven year-to-date railcar loadings lower year over year. These conditions are expected to continue until the general economy returns to normal levels, and will continue to negatively impact lease renewals, lease rates and demand for railcar repairs.

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

Comparison of the three months ended September 30, 2020 with the three months ended September 30, 2019 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,432,922	$349,957	$102,707	$36,647	$—	$1,922,233
Cost of sales and merchandising revenues	1,367,350	338,788	86,211	28,049	—	1,820,398
Gross profit	65,572	11,169	16,496	8,598	—	101,835
Operating, administrative and general expenses	58,385	5,650	21,175	5,609	7,400	98,219
Interest expense (income), net	4,380	1,651	1,287	3,716	(465)	10,569
Equity in earnings of affiliates, net	20	—	—	—	—	20
Other income, net	3,114	553	579	588	(400)	4,434
Income (loss) before income taxes	$5,941	$4,421	$(5,387)	$(139)	$(7,335)	$(2,499)
Income (loss) before income taxes attributable to the noncontrolling interests	—	3,273	—	—	—	3,273
Non-GAAP Income (loss) before income taxes attributable to the Company	$5,941	$1,148	$(5,387)	$(139)	$(7,335)	$(5,772)

	Three months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,515,107	$319,105	$109,446	$39,097	$—	$1,982,755
Cost of sales and merchandising revenues	1,441,728	311,022	93,595	27,269	—	1,873,614
Gross profit	73,379	8,083	15,851	11,828	—	109,141
Operating, administrative and general expenses	68,491	5,142	21,970	5,334	6,181	107,118
Interest expense (income), net	7,788	291	1,831	4,211	(146)	13,975
Equity in earnings (losses) of affiliates, net	(98)	(3,630)	—	—	—	(3,728)
Other income (expense), net	876	417	510	854	(59)	2,598
Income (loss) before income taxes	$(2,122)	$(563)	$(7,440)	$3,137	$(6,094)	$(13,082)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,633)	—	—	—	(1,633)
Non-GAAP Income (loss) before income taxes attributable to the Company	$(2,122)	$1,070	$(7,440)	$3,137	$(6,094)	$(11,449)

Trade

Operating results for the Trade Group increased by $8.1 million compared to the results of the same period last year. Sales and merchandising revenues decreased by $82.2 million and cost of sales and merchandising revenues decreased by $74.4 million for an unfavorable net gross profit impact of $7.8 million. The performance of the unit's assets improved through strong corn and soybean sales despite earning less income from wheat. The business also continued to benefit from the successful integration of the LTG and Thompson's businesses.

Operating, administrative and general expenses decreased by $10.1 million. The decrease from the prior year is primarily related to the divestiture of the farm services business, winding down operations at select sand locations and the Company's cost saving initiatives, much of which is headcount reductions, both from acquisition integration and in response to the COVID-19 pandemic.

Interest expense decreased by $3.4 million due to the Company paying down debt, declining interest rates and lower group borrowings on the Company's short-term line of credit compared to the prior year.

Other income increased by $2.2 million from prior year due to a gain on the sale of a grain location in the current year.

Ethanol

Operating results for the Ethanol Group increased by $0.1 million from the same period last year. Sales and merchandising revenues increased by $30.9 million and cost of sales and merchandising revenues increased by $27.8 million compared to prior year results. Gross profit increased by $3.1 million compared to 2019 results from improved production at the facilities and that this activity was captured in the Equity in earnings of affiliates line item in the prior year.

Operating, administrative and general expenses increased by $0.5 million from the increase in labor and benefits from the TAMH merger, as these expenses are now reflected in consolidated earnings. This increase was partially offset by lower labor and incentive compensation costs from cost cutting initiatives.

Interest expense increased by $1.4 million due to the inclusion of interest expense as a result of the consolidation of TAMH and ELEMENT's ability to capitalize interest related to the construction of the ELEMENT facility in the prior year.

Equity in earnings of affiliates increased by $3.6 million as a result of the former unconsolidated ethanol LLCs being merged into TAMH, a consolidated entity.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $2.1 million compared to the same period in the prior year. Sales and merchandising revenues decreased by $6.7 million and cost of sales and merchandising revenues decreased by $7.4 million resulting in a slight improvement in gross profit. The increase in gross profit was driven by improved margins within Ag supply chain that was offset by decreased volumes.

Operating, administrative and general expenses decreased by $0.8 million due to more efficient production compared to the prior year as well as cost cutting initiatives.

Interest expense decreased by $0.5 million due to lower interest rates.

Rail

Operating results declined by $3.3 million from the same period last year. Sales and merchandising revenues decreased by $2.5 million driven by a $4.0 million decrease in leasing revenues that was partially offset by a $1.1 million increase in car sale revenues and a $0.4 million increase in repair revenues. Cost of sales and merchandising revenues increased by $0.8 million compared to the prior year due to increased car sale revenues from the prior year. As a result, gross profit decreased by $3.2 million compared to the same period last year.

Operating, administrative and general expenses increased by $0.3 million due to an increase to bad debt expense resulting from headwinds in the ethanol and sand markets.

Interest expense decreased by $0.5 million due to lower interest rates.

Other

Operating results for the third quarter declined by $1.2 million compared to the same period in 2019. The increase in operating losses was primarily driven by higher operating, administrative and general expenses due to $3.2 million of severance related expense associated with the departure of certain executive officers and key employees. These severance costs were offset by run-rate labor and benefit expense savings from prior quarter headcount reductions.

Income Taxes

For the three months ended September 30, 2020, the Company recorded an income tax benefit of $4.7 million at an effective rate of 188.6%. For the three months ended September 30, 2019, the Company recorded an income tax benefit of $7.2 million at an effective tax rate of 55.1%. The increase in effective tax rate for the three months ended September 30, 2020 as compared to the same period last year was primarily attributed to nondeductible income related to our noncontrolling interests within the Ethanol group. These losses were offset by NOL carryback tax savings opportunities as provided by the CARES Act.

Comparison of the nine months ended September 30, 2020 with the nine months ended September 30, 2019 including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$4,162,130	$886,742	$507,445	$109,202	$—	$5,665,519
Cost of sales and merchandising revenues	3,974,710	907,571	431,820	80,187	—	5,394,288
Gross profit	187,420	(20,829)	75,625	29,015	—	271,231
Operating, administrative and general expenses	181,539	17,271	59,197	16,052	19,356	293,415
Interest expense (income), net	16,624	5,908	4,535	12,032	(1,116)	37,983
Equity in earnings (losses) of affiliates, net	228	—	—	—	—	228
Other income (expense), net	6,865	1,465	935	2,543	889	12,697
Income (loss) before income taxes	$(3,650)	$(42,543)	$12,828	$3,474	$(17,351)	$(47,242)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(20,583)	—	—	—	(20,583)
Non-GAAP Income (loss) before income taxes attributable to the Company	$(3,650)	$(21,960)	$12,828	$3,474	$(17,351)	$(26,659)

	Nine months ended September 30, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$4,753,375	$899,137	$508,548	$123,528	$—	$6,284,588
Cost of sales and merchandising revenues	4,511,931	879,164	432,965	80,995	—	5,905,055
Gross profit	241,444	19,973	75,583	42,533	—	379,533
Operating, administrative and general expenses	206,875	15,815	66,218	21,225	17,252	327,385
Asset impairment	3,081	—	—	—	—	3,081
Interest expense (income), net	28,740	(1,232)	6,478	12,071	(444)	45,613
Equity in earnings (losses) of affiliates, net	(1,843)	(524)	—	—	—	(2,367)
Other income (expense), net	1,705	696	1,647	1,392	1,209	6,649
Income (loss) before income taxes	$2,610	$5,562	$4,534	$10,629	$(15,599)	$7,736
Income (loss) before income taxes attributable to the noncontrolling interests	—	(2,265)	—	—	—	(2,265)
Non-GAAP Income (loss) before income taxes attributable to the Company	$2,610	$7,827	$4,534	$10,629	$(15,599)	$10,001

Trade

Operating results for the Trade Group decreased by $6.3 million compared to the results of the same period last year. Sales and merchandising revenues decreased by $591.2 million and cost of sales and merchandising revenues decreased by $537.2 million for a decreased gross profit impact of $54.0 million. The decrease in gross profit was primarily driven by the lack of appreciation of corn and wheat basis and the decreased oil demand creating headwinds in the Company's sand operations when compared to the prior year. The performance of the unit's assets improved through strong corn and soybean sales despite earning less income from wheat. The business also continued to benefit from the successful integration of the LTG and Thompson's businesses.

Operating, administrative and general expenses decreased by $25.3 million. The decrease from the prior year is primarily related to $11.0 million of transaction expenses in the prior period that did not recur in the current year, the divestiture of our farm services business and the Company's cost saving initiatives, much of which is headcount reduction, both from acquisition integration and in response to the COVID-19 pandemic.

Interest expense decreased by $12.1 million due to the Company paying down debt, declining interest rates and lower group borrowings on the Company's short-term line of credit compared to the prior year.

Other income increased by $5.2 million as there were approximately $2.0 million worth of insurance settlements in the current year, an initial remeasurement loss of $1.1 million on the Company's preexisting equity method investment in LTG and Thompsons that didn't recur and a $1.3 million gain on sale of a grain location in the current year.

Ethanol

Operating results for the Ethanol Group decreased by $29.8 million from the same period last year. Sales and merchandising revenues decreased by $12.4 million and cost of sales and merchandising revenues increased by $28.4 million compared to prior year. As a result, gross profit decreased by $40.8 million compared to prior year, as decreased driving demand due to the COVID-19 pandemic lead to an over supply of ethanol. The negative margin environment existing through most of the second quarter rebounded through the third quarter.

Operating, administrative and general expenses increased by $1.5 million primarily due to an increase in labor and benefits from the TAMH merger as these expenses are now reflected in consolidated earnings. This increase was partially offset by lower labor and incentive compensation costs from cost cutting initiatives.

Interest expense increased by $7.1 million due to the inclusion of interest expense related to the consolidation of TAMH and due to ELEMENT's ability to capitalize a portion of interest related to the construction of the ELEMENT facility in the prior year.

Equity in earnings of affiliates increased by $0.5 million as a result of the former unconsolidated ethanol LLCs being merged into the consolidated entity of TAMH.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $8.3 million compared to the same period in the prior year. Sales and merchandising revenues decreased $1.1 million and cost of sales and merchandising revenues decreased by $1.1 million resulting in gross profit being flat. Gross profit was flat year over year as increases in volumes from more normal planting conditions were offset by lower margins.

Operating, administrative and general expenses decreased by $7.0 million due to more efficient production compared to the prior year as well as cost cutting initiatives.

Interest expense decreased by $1.9 million from lower interest rates compared to the prior year.

Rail

Operating results decreased by $7.2 million from the same period last year. Sales and merchandising revenues decreased by $14.3 million driven by an $11.7 million decrease in leasing revenues, a $1.2 million decrease in car sale revenue and a $1.4 million decrease in repair and other revenue. Cost of sales and merchandising decreased by $0.8 million compared to the prior year due to cars on lease, average lease rate and utilization all being lower as railcar loadings continued to decrease from the prior year. As a result, gross profit decreased by $13.5 million compared to the same period last year.

Operating, administrative and general expenses decreased by $5.2 million driven by more efficient labor costs within the repair business.

Other income increased by $1.2 million due to more end of lease settlements in the current year.

Other

Operating results declined by $1.8 million from the same period last year. The increase in operating losses was primarily driven by higher operating, administrative and general expenses due to $5.6 million of severance related expense associated with the departure of certain executive officers and key employees. These severance costs were offset by run-rate labor and benefit expense reductions from prior quarter headcount reductions.

Income Taxes

For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.4 million at an effective rate of 38.9%. For the nine months ended September 30, 2019, the Company recorded an income tax benefit of $1.7 million at an effective tax rate of 21.4%. The increase in effective tax rate for the nine months ended September 30, 2020 as compared to the same period last year primarily attributed to nondeductible income related to our noncontrolling interests within the Ethanol group. These losses were offset by NOL carryback tax savings opportunities as provided by the CARES Act.

Liquidity and Capital Resources
Working Capital
At September 30, 2020, the Company had working capital of $443.7 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2020	September 30, 2019	Variance
Current Assets:
Cash, cash equivalents and restricted cash	$13,693	$21,299	$(7,606)
Accounts receivable, net	529,584	523,110	6,474
Inventories	754,604	741,086	13,518
Commodity derivative assets – current	140,066	120,510	19,556
Other current assets	102,302	82,770	19,532
Total current assets	$1,540,249	$1,488,775	$51,474
Current Liabilities:
Short-term debt	100,405	138,249	(37,844)
Trade and other payables	641,812	594,708	47,104
Customer prepayments and deferred revenue	49,573	35,274	14,299
Commodity derivative liabilities – current	79,159	67,606	11,553
Current maturities of long-term debt	67,786	66,899	887
Accrued expenses and other current liabilities	157,801	162,749	(4,948)
Total current liabilities	$1,096,536	$1,065,485	$31,051
Working Capital	$443,713	$423,290	$20,423

Current assets as of September 30, 2020 increased $51.5 million in comparison to those as of September 30, 2019. This increase was noted in all areas except for cash. The increases in accounts receivable and inventory balances can largely be attributable to the consolidation of the TAMH entity on October 1, 2019 as the plants comprising this entity were recorded as equity method investments in the comparable period. Current commodity derivative assets and liabilities, which reflects the customer net asset or liability based on the value of forward contracts as compared to market prices at the end of the period, show a net increase. The increase in other assets is due to significant prepaid federal income taxes as a result of the CARES Act. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $31.1 million compared to the prior year primarily due to increases in trade and other payables and customer prepayments and deferred revenue offset by reductions in short-term debt. The increase in trade and other payables can largely be attributable to the consolidation of the TAMH entity on October 1, 2019 as the plants comprising this entity were recorded as equity method investments in the comparable period. The increase in customer prepayments was driven by larger customer prepayments within the Trade business. The decrease in short-term debt is the result of lower working capital needs.

Sources and Uses of Cash

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$195,791	$319,625
Net cash used in investing activities	(70,159)	(334,871)
Net cash provided by (used in) financing activities	(166,427)	12,257

Operating Activities
Our operating activities provided cash of $195.8 million and $319.6 million in the first nine months of 2020 and 2019, respectively. The decrease in cash provided was primarily due to a result in the change of working capital, as discussed above, and lower operating results.

Investing Activities
Investing activities used cash of $70.2 million through the first nine months of 2020 compared to cash used of $334.9 million in the prior year. The decrease from the prior year was a result of the acquisition of LTG in the prior year and a strategic reduction of capital spending in the current year to enhance overall liquidity and cash management.
In 2020, management expects to spend up to a total of approximately $35.0 million for the purchase of railcars and related leases and capitalized modifications of railcars. Total capital spending on property, plant and equipment in our base business excluding rail leasing activity, but inclusive of information technology spending, is expected to be approximately $100 million for 2020.

Financing Activities
Financing activities used cash of $166.4 million and provided cash of $12.3 million for the nine months ended September 30, 2020 and 2019, respectively. This change from the prior year was largely due to a decrease in proceeds as new debt was issued in the prior year to finance the LTG acquisition and a current year reduction in short term borrowings consistent with the Company's strategy and focus to pay down debt.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,693.2 million in borrowings. Of the total capacity, $500.1 million is non-recourse to the Company. As of September 30, 2020, the Company had $1,358.9 million available for borrowing with $250.1 million of that total being non-recourse to the Company.

The Company paid $17.2 million in dividends in the first nine months of 2020 compared to $16.6 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January, April and July of 2020 and $0.17 per common share for the dividends paid in January, April and July of 2019. On August 21, 2020, the Company declared a cash dividend of $0.175 per common share payable on October 22, 2020 to shareholders of record on October 1, 2020.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company is in compliance with all such covenants as of September 30, 2020. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
Because the Company is a significant borrower of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. In addition, periods of high grain prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, the Company could receive a return of cash.
While the effects of the COVID-19 pandemic have had a negative impact on operating cash flows and the continuing effects remain uncertain, management believes our sources of liquidity will be adequate to fund our operations, capital expenditures and service our indebtedness.

At September 30, 2020, the Company had standby letters of credit outstanding of $25.7 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. The Company has taken a phased approach for the workforce to return back to the office, which is expected to continue into 2021. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

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

The COVID-19 pandemic could negatively affect the Company's business and operating results

The continuing and future impacts of the global emergence of the novel strain of coronavirus ("COVID-19") and the disease it causes on the Company's business or operating and financial results are unpredictable and cannot be identified or assessed with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn and significant behavioral changes which have adversely impacted demand for certain of our products and services and these impacts may continue or reoccur in the future. Such interruptions could include fluctuations to commodity prices, disruptions or restrictions on the ability to transport freight in the ordinary course, temporary closures of facilities and ports, or the facilities and ports of our customers, decreased demand for our products, and/or changes to export/import restrictions. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. A further or extended downturn in economic growth, or recessionary conditions in major geographic regions in which we operate, or continued behavioral changes as a results of the pandemic, could lead to poor demand for ethanol and negatively affect the market prices of our products, materially and adversely affecting our business and results of operations.
The COVID-19 pandemic has contributed to the idling of nearly one-third of the North American railcar fleet and has driven year-to-date railcar loadings lower year over year. There can be no assurance that these conditions will improve or that the general economy will return to normal levels, and such conditions will continue to negatively impact lease renewals, lease rates and demand for railcar repairs. The pandemic caused by COVID-19 may impact the seasonal trends that typically characterize our revenues and operating income. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our employees are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns, behavioral changes as a result of the pandemic and general economic conditions as a result of the pandemic or the foregoing actions.

Management will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that management determines are in the best interests of our employees, customers, partners, suppliers, shareholders and other stakeholders. The Company cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending December 31, 2020 or thereafter. The COVID-19 pandemic continues to rapidly evolve and its ultimate impact remains unknown.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	2,785	$12.97	—	—
August 2020	5,486	14.36	—	—
September 2020	815	14.78	—	—
Total	9,086	$13.97	—	—
(1) During the three months ended September 30, 2020, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 4. Mine Safety Disclosure

The Company is committed to protecting the occupational health and well-being of each of our employees. Safety is one of our core values and as an organization strive to ensure that safety is the first priority for all employees. Our internal objective is to achieve zero injuries and incidents across the Company by focusing on proactively identifying needed prevention activities, establishing standards and evaluating performance to mitigate any potential loss to people, equipment, production and the environment. The Company has implemented employee training that is geared toward maintaining a high level of awareness and knowledge of safety and health issues in the work environment. Management believes that through these policies the Company has developed an effective safety management system.

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

Item 6. Exhibits

Exhibit Number	Description

10.1*	Amendment No. 1 to Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: November 5, 2020	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer (Principal Financial Officer)