Form 10-K
period 2020-12-31
Andersons, Inc.
filed 2021-02-25
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $418.4 million as of June 30, 2020, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had 33,196,241 common shares outstanding, no par value, at February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2021, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company is a significant player in the North American agricultural supply chain and conducts its business in the trade, ethanol, plant nutrient and rail sectors.

Segment Descriptions

The Company's operations are classified into four reportable business segments: Trade, Ethanol, Plant Nutrient, and Rail. Each of these segments is organized based upon the nature of products and services offered and aligns with the management structure. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Trade

The Trade Group (formerly the Grain Group), through recent acquisitions, has evolved into a diversified business focusing on logistics and merchandising across a wide range of commodities. The group specializes in the movement of physical commodities such as whole grains, grain products, feed ingredients, frac sand, domestic fuel products, and other agricultural commodities. The business also operates grain elevators across the U.S. and Canada where income is earned on commodities bought and sold through the elevator, commodities that are purchased and conditioned for resale, and commodities that are held in inventory until a future period, earning space income. Space income consists of appreciation or depreciation in the basis value of commodities held and represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and commodities stored for others upon which storage fees are earned. The Trade Group business also offers a number of unique grain marketing, risk management and origination services to its customers and affiliated ethanol facilities for which it collects fees.

Sales are negotiated by the Company's merchandising staff as commodity prices are not predetermined. The Trade group has a diversified portfolio of physical commodities that are sold, however, the principal commodities sold by the Company are corn, wheat and soybeans which are consistent with the prior year. Most of the Company's exported commodity sales are made through intermediaries while some commodities are shipped directly to foreign countries, mainly Canada. The Company ships grain from its facilities by rail, truck, or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo or the Port of Houston. In addition, commodities are transported via truck for direct ship transactions in which producers sell grain to the Company, but delivered directly to the end user.

The Company's trade operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of commodities to the Company's facilities throughout the year. The Company makes commodity purchases at prices referenced to regulated commodity exchanges.

The Company competes in the sale of commodities with other public and private grain brokers, elevator operators and farmer owned cooperative elevators. Some of the Company's competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company generally buys in smaller lots, its competition for the purchase of commodities is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are made using forward contracts.

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

The Company has a lease and marketing agreement with Cargill, Incorporated for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill holds certain marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The marketing agreement contains a profit-sharing provision whereby cumulative earnings generated from the grain facilities are contractually shared. As of December 31, 2020, the lease of the Cargill-owned facilities covers approximately 4%, or 8.8 million bushels, of the Company's total storage space.

Ethanol

The Ethanol Group produces, purchases and sells ethanol and coproducts, offers facility operations, risk management, and ethanol and coproducts marketing services to the ethanol plants it invests in and operates. The group co-owns five ethanol plants located in Indiana, Iowa, Kansas, Michigan and Ohio. The group demonstrates an expertise in ethanol plant management, logistics and commercialization of ethanol and feed products with a focus on leading the industry in margins per bushel. The business also leverages partnerships, which are discussed in further detail below, to expand market knowledge and shared technology across its five plants. Due to the current year reorganization, the Company's moved its Distillers Dried Grains ("DDG") merchandising business from the Trade to Ethanol segment whereby providing the group a merchandising and trade portfolio of ethanol and coproducts.

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

The Company also owns 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. ("ICM") owns the remaining 49% interest.  In 2019 ELEMENT completed the construction of a 70 million-gallon-per-year bio-refinery in Kansas which began limited production in the third quarter of 2019. ICM operates the facility under a management contract and managed the initial construction of the facility, while the Company provides corn origination, ethanol marketing, and risk management services. The Company fully consolidates ELEMENT's results in the Company's financial statements.

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

As of January 1, 2020, the group reorganized into the three divisions listed below:

Ag Supply Chain - The Ag Supply Chain business provides wholesale nutrients and farm services focused primarily in the Eastern Corn Belt. The wholesale nutrients part of the business stores and distributes dry and liquid agricultural nutrients, and soil amendments. The major nutrient products sold principally contain nitrogen, phosphate, potassium and sulfur which are typically bought and sold as commodities. The farm centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmers.

Engineered Granules - The Engineered Granules business manufactures and distributes proprietary professional lawn care products that are primarily sold into the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also performs contract manufacturing services to sell fertilizer and weed and pest control products to various markets as well as the manufacturing of pelleted lime, gypsum and value add soil amendments. Additionally, corncob-based products are manufactured for a variety of uses including laboratory animal bedding and private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. The products are distributed throughout the United States and Canada and into Europe and Asia. The principal sources for corncobs are seed corn producers.

Specialty Liquids - The Specialty Liquids business manufacturers specialty ag liquids, seed starters and zinc as well as a manufacturer of industrial liquids. The business has a diverse portfolio of specialty products which support more sustainable farming practices and command higher margins.

Rail

The Company's Rail segment leases various types of railcars and locomotives. In addition, Rail operates a nationwide network for railcar repair shops servicing third party railcars as well as its own. Lastly, Rail offers fleet management services to private railcar owners.

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

A significant portion of the railcars, locomotives and barges managed by the Company are included on the balance sheet as long-lived assets. The others are either included as leases (with the Company leasing assets from financial intermediaries and leasing those same assets to the end-users) or non-recourse arrangements (in which the Company is not subject to any lease arrangement related to the assets but provides management services to the owner of the assets). The Company generally holds purchase options on most assets owned by financial intermediaries. The Company is under contract to provide maintenance services for many of the Rail assets that we own or manage. Refer to Item 2. Properties below for a breakdown of our railcar, locomotive and barge positions at December 31, 2020.

Competition for marketing and fleet maintenance services is based primarily on price, service ability, and access to both used equipment and third-party financing. Repair facility competition is based primarily on price, quality and location.

Other

The Company's “Other” activities include corporate income, a small corporate venture fund and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments, including a portion of our Enterprise Resource Planning ("ERP") project.

Human Capital Resources and Management

As of December 31, 2020, the company had a total of 2,359 employees across its Ethanol, Trade, Plant Nutrient, and Rail business segments and Corporate Services function. This total was comprised of 871 salary, 1,358 hourly, and 130 seasonal employees who conducted work at 141 locations across the U.S., Canada, United Kingdom and Singapore. Ninety of the Company’s locations included less than 10 employees.

•Recruiting: Talent acquisition efforts target both internal and external candidates. The Company advertises opportunities on large online job boards, state job boards and various targeted diversity job boards, as well as geographically specific media channels. The Company strives to find candidates where they are to generate a diverse talent pool. It also engages in campus recruiting efforts for entry level professional talent, internships and professional development programs.
•Focus on Safety: Maintaining a high standard of employee safety is paramount to the Company’s core values. Systems and technology have been implemented to support the Company’s safety initiative, maintain a safe working environment and foster a culture of personal accountability. As a part of our employee onboarding process, employees are required to complete core safety courses. A yearly training calendar is followed to ensure timely completion of annual safety training. In 2020, the Company advanced its safety program by identifying and focusing on high-risk work that has the potential of causing serious injury or fatality.
•Employee Engagement: The Company maintains an open-door policy that encourages candid conversations between employees and any level of leadership about job-related concerns without fear of reprisal. It regularly solicits employee feedback through informal pulse surveys and formal engagement surveys. It also communicates with employees on a weekly, monthly and quarterly basis through electronic newsletters, town halls, its intranet site and small group meetings with the CEO.
•Talent Development: The Company offers several resources to help employees expand their business knowledge and leadership skills. It hosts a Foundations of Leadership training course to newly appointed supervisors. It also offers a learning management system which houses numerous online courses, videos, audiobooks and podcasts that are available to all employees on demand. Additionally, several in-person trainings are led by internal staff.
•Health and Wellness: The Company partners with a wellness vendor to offer a comprehensive Healthy Lifestyles program to employees and their spouses. The program uses rewards and incentives to encourage participants to take the necessary steps to manage their health and wellness. The program was recently expanded to offer a prediabetes program, personal e-coaching with a licensed health professional and financial wellness webinars.
•Compensation and Benefits: The Company offers market competitive employee compensation and benefits programs. Benefits include a health care benefits, dental and vision benefits, disability and life insurance coverages and other a la carte voluntary benefit offerings. Company leave policies include domestic and sexual violence leave, family and medical leave, parental leave and military leave.

•Community Involvement: The Company believes strongly in sharing its time, talent and financial resources to help improve and sustain the quality of life in its communities. It has contributed a portion of its operating income to community organizations every year since its founding in 1947. The Company also encourages employees to share their time and gifts through volunteerism, participation in its annual workplace giving campaign and gift match program.
•COVID-19: In 2020, the Company took several compensation and operational actions to protect employees and assist with the financial impact of the COVID-19 pandemic. A task force comprised of company leadership, human resources, and environment health and safety professionals was established to monitor the crisis. As an essential business, changes were made to work processes to comply with local, state and federal health requirements, including masks, social distancing and the physical redesign of spaces. The Company implemented a remote and flexible work policy for all non-essential personnel and extended sick pay benefits to accommodate all employees affected by the virus, including those required to quarantine due to close contacts. The Corporate Leadership Team, comprising of the CEO and his direct reports, took temporary pay reductions. Additionally, the Board of Directors reduced their annual retainer for the 2020-2021 board year. The Compensation Committee approved additional funding to the Company's Cash Profit Sharing Program, which is the short-term cash bonus plan for hourly employees. The Compensation Committee also approved funding of the Annual Incentive Plan discretionary pool to reward employees for extraordinary efforts through the COVID-19 crisis.

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

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2020. In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://theandersonsinc.gcs-web.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.andersonsinc.com, and its investor relations website, https://theandersonsinc.gcs-web.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

The Company's operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-K and could have a material adverse impact on our financial results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. These risks can be impacted by factors beyond our control. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained elsewhere in this Form 10-K.

Risks Related to our Business and Industry

The Company’s business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

The novel strain of coronavirus ("COVID-19") has spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, quarantine requirements and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The COVID-19 pandemic and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition and stock price. Following the initial outbreak of the virus, the Company experienced disruptions in ethanol demand as a result of the stay at home orders enforced throughout the year limiting travel. The Company has been designated a key infrastructure company by the U.S. Cybersecurity and Infrastructure Security Agency which has resulted in the Company's facilities to remain open under the appropriate government guidelines to protect public health and the health and safety of employees and customers. The Company has at times required substantially all of its administrative employees to work remotely.

The Company is continuing to monitor the situation and has taken actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

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

Commodities - While we attempt to manage the risk associated with agricultural commodity price changes for our commodity inventory positions with derivative instruments, including purchase and sale contracts, we are unable to offset 100% of the price risk of each transaction due to timing, availability of futures and options contracts and third-party credit risk. Furthermore, there is a risk that the derivatives we employ will not be effective in offsetting all of the risks that we are trying to manage. This can happen when the derivative and the underlying value of grain inventories and purchase and sale contracts are not perfectly matched. Our commodity derivatives, for example, do not perfectly correlate with the basis component of our commodity inventory and contracts. Basis is defined as the difference between the local cash price of a commodity and the corresponding exchange-traded futures price. Differences can reflect time periods, locations or product forms. Although the basis component is smaller and generally less volatile than the futures component of our grain market price, basis moves on a large commodity position can significantly impact the profitability of the Trade business.

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

Frac Sand - In our Trade business we own a frac sand processing, logistics, and transloading operation. Frac sand is a proppant used in the completion and re-completion of natural gas and oil wells through hydraulic fracturing. Frac sand is the most commonly used proppant and is less expensive than ceramic proppant, which is also used in hydraulic fracturing to stimulate and maintain oil and natural gas production. A significant shift in demand from frac sand to other proppants, such as ceramic proppants, could have a material adverse effect on our financial condition and results of operations based on the geography of our operations. Additionally, the frac sand business is significantly influenced by the demand in oil. Accordingly, a shift in demand of oil can have a material adverse effect on our financial condition and results of operations. The development and use of other effective alternative proppants, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the frac sand we process and transload and could have a material adverse effect on our financial condition and results of operations.

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

Many of our business segments are subject to government regulation and regulation by certain private sector associations, compliance with which can impose significant costs on our business. Other regulations are applicable generally to all our businesses and corporate functions, including, without limitation, those promulgated under the Internal Revenue Code, the Affordable Care Act, the Employee Retirement Income Security Act and other employment and health care related laws, federal and state securities laws, and the US Patriot Act. Failure to comply with such regulations can result in additional costs, fines or criminal action.

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

Trade and Ethanol businesses - In our Trade and Ethanol businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the Environmental Protection Agency ("EPA"). Other examples of government policies that can have an impact on our business include tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

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

The Rail business is also subject to risks associated with the demands and restrictions of the Class I railroads, a group of rail companies owning a high percentage of the existing rail lines. These companies exercise a high degree of control over whether private railcars can be allowed on their lines and may reject certain railcars or require maintenance or improvements to the railcars. This presents risk and uncertainty for our Rail business and it can increase maintenance costs. In addition, a shift in the railroads' strategy to investing in new railcars and improvements to existing railcars, instead of investing in locomotives and infrastructure, could adversely impact our business by causing increased competition and creating an oversupply of railcars. Our rail fleet consists of a range of railcar types (boxcars, gondolas, covered and open top hoppers, tank cars and pressure differential cars) and locomotives. However, a large concentration of a particular type of railcar could expose us to risk if demand were to decrease for that railcar type. Failure on our part to identify and assess risks and uncertainties such as these could negatively impact our business.

Demand for railcars closely follows general economic activity and may be adversely affected by recession and general economic or sector related slowdowns.

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

The markets for our products in each of our business segments are highly competitive. While we have substantial operations in certain of the regions where we operate, some of our competitors are significantly larger, compete in wider markets, have greater purchasing power, and have considerably larger financial resources. We also may enter into new markets where our brand is not recognized and in which we do not have an established customer base. Competitive pressures in all of our businesses could affect the price of, and customer demand for, our products, thereby negatively impacting our profit margins and resulting in a loss of market share.

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

General Risk Factors

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

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. The pace of economic improvement is uncertain especially given the current global pandemic caused by COVID-19 and there can be no assurance that economic and/or political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term.

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

GAAP requires us to test for goodwill impairment at least annually. In addition, we review our tangible and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include prolonged declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our Consolidated Financial Statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.

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
Additionally, outside parties may attempt to destroy critical information, or fraudulently induce employees, third-party service providers, or users to disclose sensitive information to gain access to our data or our users' data. As a response, the Company requires user names and passwords to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company and user data or accounts. The Company also conducts tests and assessments using independent third parties on a regular basis. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. We cannot assure our ability to prevent, repel or mitigate the effects of such an attack by outside parties. The Company also relies on third parties to maintain and process certain information which could be subject to breach or unauthorized access to Company or employee information. Any such breach or unauthorized access could result in an inability to perform critical functions, significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our services that could potentially have an adverse effect on our business.
The Company's design and implementation of its Enterprise Resource Planning system could face significant difficulties.

The Company is designing and implementing ERP systems, requiring significant capital and human resources to deploy. There is risk of such implementations being more expensive and taking longer to fully implement than originally planned, resulting in increased capital investment, higher fees and expenses of third parties, delayed deployment scheduling, and more on-going maintenance expense once implemented, and, as such, the ultimate costs and schedules are not yet known. If for any reason portions of the implementation are not successful, the Company could be required to expense rather than capitalize related amounts. Beyond cost and scheduling, potential flaws in the implementation of an ERP system may pose risks to the Company's ability to operate successfully and efficiently. These risks include, without limitation, inefficient use of employees, distractions to the Company's core businesses, adverse customer reactions, loss of key information, delays in decision making, as well as unforeseen additional costs due to the inability to integrate vital information processes.

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

We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict what impact, if any, changes in federal policy, including tax policies, as a result of recent U.S. federal elections will have on our industry or whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability as they did in 2017 upon passage of the Tax Cuts and Jobs Act. Such impact may also be affected positively or negatively by subsequent potential judicial interpretation or related regulation or legislation which cannot be predicted with certainty.

We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.

In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments.

Item 2. Properties

The Company's principal agriculture, rail, and other properties are described below. The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Agriculture and Ethanol Facilities

	Trade	Ethanol	Plant Nutrient
(in thousands)	Grain Storage	Nameplate Capacity	Dry Fertilizer Storage	Liquid Fertilizer Storage
Location	(bushels)	(gallons)	(tons)	(tons)
Canada	22,578	—	—	—
Colorado	1,586	—	—	—
Idaho	16,655	—	—	—
Illinois	16,164	—	56	11
Indiana	21,690	110,000	132	134
Iowa	—	55,000	—	65
Kansas	—	70,000	—	—
Kentucky	1,410	—	—	—
Louisiana	24,948	—	—	—
Michigan	28,572	130,000	66	46
Minnesota	1,779	—	—	47
Nebraska	18,414	—	—	45
New York	—	—	—	—
Ohio	42,151	110,000	182	72
Puerto Rico	—	—	—	11
Texas	6,152	—	—	—
Wisconsin	—	—	27	78
	202,099	475,000	463	509

The Trade facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 84% of the total storage capacity noted above, which includes temporary pile storage, is owned, while the remaining 16% of the total capacity is leased from third parties.

The Plant Nutrient properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns approximately 99% of the dry and liquid storage capacity noted above.

Rail Equipment

Equipment	Number of Units	Percentage of Fleet
Covered Hoppers	14,760	63.6%
Tanks	4,459	19.2%
Gondolas	1,069	4.6%
Open-top Hoppers	836	3.6%
Boxcars	777	3.3%
Pressure Differential Covered Hoppers	771	3.3%
Flat Cars	514	2.2%
Locomotives	23	0.1%
Other	23	0.1%
	23,232	100.0%

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

Pressure differential covered hoppers - Transports cement, fertilizers, flour, grain products, clay and sand that utilize a pressure differential system on the hopper cars that assists with unloading of the commodities from either side of the car.

Flat cars - Used for shipping bulk and finished goods, such as lumber, steel, pipe, plywood, drywall and pulpwood.

Other cars - Primarily leased refrigerator cars and barges.

Locomotives - Primarily to pull trains.

The Company operates 28 railcar repair facilities throughout the country.

Item 3. Legal Proceedings

The Company is currently subject to various claims and suits arising in the ordinary course of business, which include environmental issues, employment claims, contractual disputes, and defensive counterclaims. The Company accrues liabilities in which litigation losses are deemed probable and estimable. The Company believes it is unlikely that the results of its current legal proceedings, even if unfavorable, will result in material liabilities beyond what it currently has accrued. There can be no assurance, however, that any claims or suits arising in the future, whether taken individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

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

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95 of Item 15. Exhibits and Financial Statement Schedules.

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 12, 2021, there were 1,034 shareholders of record and approximately 13,291 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since its first year of trading in 1996. Dividends paid from January 2019 to January 2021 are as follows:

Payment Date	Amount
1/23/2019	$0.170
4/22/2019	$0.170
7/22/2019	$0.170
10/22/2019	$0.170
1/23/2020	$0.175
4/22/2020	$0.175
7/22/2020	$0.175
10/22/2020	$0.175
1/20/2021	$0.175

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	3,066	$19.17	—	—
November 2020	692	21.78	—	—
December 2020	2,718	24.08	—	—
Total	6,476	$21.51	—	—
(1) During the three months ended December 31, 2020, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

Archer-Daniels-Midland Co.	Nutrien Ltd.
GATX Corp.	The Greenbrier Companies, Inc.
Green Plains, Inc.	The Scott's Miracle-Gro Company
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2015 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return
December 2019
300
200
100
0
2015
2016
2017
2018
2019
2020
The Andersons, Inc.
NASDAQ U.S.
Peer Group Index

	Base Period	Cumulative Returns
	December 31, 2015	2016	2017	2018	2019	2020
The Andersons, Inc.	$100.00	$143.88	$102.20	$100.03	$86.83	$87.47
NASDAQ U.S.	100.00	108.87	141.13	137.12	187.44	271.64
Peer Group Index	100.00	126.88	131.59	118.95	134.99	154.05

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Without limitation, these risks include economic, weather and regulatory conditions, competition, the COVID-19 pandemic and those listed under Item 1.A, "Risk Factors." The reader is urged to carefully consider these risks and factors. In some cases, the reader can identify forward-looking statements by terminology such as “may”, “anticipates”, “believes”, “estimates”, “predicts”, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeding the Company’s market capitalization for impairment indicators. Management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for the period, an impairment triggering event had not occurred. The Company continues to believe that the share price is not an accurate reflection of its current value. While adverse conditions are currently present and pervasive in the agriculture space during this time, the long-term outlook remains positive and management believes that the market’s impact on the Company’s equity value does not accurately reflect the impact of these external factors on the Company. As a result of prior period and annual impairment tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of December 31, 2020. However, continuing adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Recent Developments

For fiscal year 2020, the global emergence of COVID-19 has had a significant impact on the global economy, including several industries in which the Company operates. Government-mandated stay-at-home orders and other public health mandates and recommendations, as well as behavioral changes in response to the pandemic, have reduced demand for gasoline, ethanol and corn. The reduced demand coupled with a general economic downturn has negatively impacted our Trade, Ethanol and Rail Groups. The Company is continuing to actively manage its response to the COVID-19 pandemic, however, the future impacts of the ongoing pandemic on the Company’s business remain uncertain at this time.

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

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors.

Trade

The Trade Group's performance reflects an increase in merchandising activity, however, this increase was offset by year over year reductions in income as it pertains to its grain elevator asset and food and specialty ingredients businesses. The reduction in income from the grain elevator asset business was driven by the weak 2019 harvest carryover in the Eastern Corn Belt assets and lower wheat opportunities. Additionally, the food and specialty ingredients business netted lower results that were driven by higher freight costs and lower volumes, a portion of which was due to the impact COVID-19 had on the restaurant industry.

Total grain storage capacity, including temporary pile storage, was approximately 202.1 million bushels as of December 31, 2020 and 206.6 million bushels as of December 31, 2019. Commodity inventories on hand at December 31, 2020 were 142.8 million bushels, of which 3.0 million bushels were stored for others. This compares to 152.8 million bushels on hand at December 31, 2019, of which 6.4 million bushels were stored for others.

Looking forward, the 2020 corn and soybean harvest improved in the Eastern Corn Belt compared to the prior year. Further, export demand has been robust, especially from China, which is expected to continue into the first quarter of 2021. These conditions have led to a significant increase in basis, strong elevation margins and considerable volatility, which will create merchandising opportunities.

Nearby futures prices have continued to rally, creating an inverse in corn and soybean markets. If those conditions persist, they will diminish the opportunity to earn storage income through the first part of 2021. As a result of these factors, the current outlook for the Trade Group is stronger on merchandising but reserved on income from storing grain.

Ethanol

The Ethanol Group's results were significantly impacted by the COVID-19 pandemic as the lack of driving demand created a surplus of both oil and ethanol which drove margins negative for the better part of the year. The reduction in income from the prior year was also attributable to a large one time gain as a result of the TAMH merger. As we move into 2021,the Ethanol Group expects continued margin headwinds from a current unbalanced supply of ethanol and a high corn basis and futures price. These challenges may continue while oil and gasoline demands remain low as a result of the COVID-19 pandemic. Fortunately, the high corn prices are improving coproducts sales as we are able to sell products such as DDGs and corn oil at higher values.

Volumes shipped for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Twelve months ended December 31,
(in thousands)	2020	2019
Ethanol (gallons shipped)	592,738	542,146
E-85 (gallons shipped)	27,321	47,708
Corn Oil (pounds shipped)	117,563	48,702
DDG (tons shipped)*	1,850	1,846
* DDG tons shipped converts wet tons to a dry ton equivalent amount. Prior year DDG tons shipped were recast from the Trade Group to the Ethanol Group. See Note 12 in the Consolidated Financial Statements for further details of the recast.

The above table shows only shipped volumes that flow through the Consolidated Financial Statements of the Company. As the Company merged its former unconsolidated LLCs into the consolidated TAMH entity in the fourth quarter of 2019, these consolidated volumes are now included for the fourth quarter of 2019 and the 2020 amounts above. Total ethanol, DDG, and corn oil production by the unconsolidated LLCs in 2019 was actually higher than disclosed above. However, the portion of this volume that was sold from the unconsolidated LLCs directly to their customers for the nine months ended September 30, 2019 is excluded here.

Plant Nutrient

The Plant Nutrient Group's results increased year-over-year due to favorable planting conditions in both the Spring and Fall application seasons compared to the wet and compressed planting season in 2019. Further, the group continues to benefit from cost reduction initiatives and effective working capital management.

Total storage capacity at our ag supply chain and engineered granules businesses was approximately 463 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at December 31, 2020, which is similar to the prior year.

At January 1, 2020, the group reorganized into three divisions as described below. Prior period amounts below were recast to reflect this change.

Looking forward, the group expects continued improvement in 2021 assuming continued higher commodity prices and another strong planting season.

Tons of product sold for the years ended December 31, 2020 and December 31, 2019 were as follows:

	Twelve months ended December 31,
(in thousands)	2020	2019
Ag Supply Chain	1,585	1,312
Specialty Liquids	351	333
Engineered Granules	416	410
Total tons	2,352	2,055

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules facilities primarily manufacture granulated dry products for use in specialty turf and agricultural applications. and a variety of corncob-based products.

Rail

The Rail segment's results were lower than the prior year. The reduction in earnings was driven by lower average lease rates, lower North American railcar loadings, a reduction in car sales and certain customer defaults particularly in the sand and ethanol markets. The average utilization rate (Rail assets under management that are in lease service, exclusive of those managed for third-party investors) was 88.1% for the year ended December 31, 2020 which was 4.3% lower than the prior year. Rail assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at December 31, 2020 were 23,232 compared to 24,884 at December 31, 2019.

The COVID-19 pandemic caused the idling of nearly one-third of the North American railcar fleet at one point during the year and has driven year-to-date railcar loadings lower year over year. While we have seen modest improvements in railcar loadings and fewer idled cars, the recovery in 2021 may be slow. Lease rates are expected to stay relatively flat until later into the year.

Other

The Company's “Other” represents corporate functions that provide support and services to the operating segments. The results contained within this group include expenses and benefits not allocated back to the operating segments, including a portion of our ongoing ERP costs.

Results for Fiscal 2019 compared to Fiscal 2018

For comparisons of the Company's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended December 31, 2019 to December 31, 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 12 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$6,141,402	$1,260,259	$662,959	$143,816	$—	$8,208,436
Cost of sales and merchandising revenues	5,863,186	1,278,526	556,711	105,091	—	7,803,514
Gross profit	278,216	(18,267)	106,248	38,725	—	404,922
Operating, administrative and general expenses	244,147	24,405	85,702	21,512	23,441	399,207
Interest expense (income)	21,974	7,461	5,805	17,491	(1,456)	51,275
Equity in earnings (losses) of affiliates, net	638	—	—	—	—	638
Other income (expense), net	11,954	2,795	1,274	2,885	1,540	20,448
Income (loss) before income taxes	24,687	(47,338)	16,015	2,607	(20,445)	(24,474)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(21,925)	—	—	—	(21,925)
Non-GAAP Income (loss) before income taxes, attributable to the Company	$24,687	$(25,413)	$16,015	$2,607	$(20,445)	$(2,549)

	Year ended December 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$6,144,526	$1,211,997	$646,730	$166,938	$—	$8,170,191
Cost of sales and merchandising revenues	5,815,430	1,179,430	547,626	109,813	—	7,652,299
Gross profit	329,096	32,567	99,104	57,125	—	517,892
Operating, administrative and general expenses	276,280	20,639	84,719	27,132	28,072	436,842
Asset impairment	38,536	—	2,175	—	501	41,212
Interest expense (income)	34,843	943	7,954	16,486	(535)	59,691
Equity in earnings (losses) of affiliates, net	(6,835)	(524)	—	—	—	(7,359)
Other income (expense), net	10,070	37,199	4,903	1,583	1,568	55,323
Income (loss) before income taxes	(17,328)	47,660	9,159	15,090	(26,470)	28,111
Income (loss) before income taxes attributable to the noncontrolling interests	—	(3,247)	—	—	—	(3,247)
Non-GAAP Income (loss) before income taxes, attributable to the Company	$(17,328)	$50,907	$9,159	$15,090	$(26,470)	$31,358

The Company uses Non-GAAP Income (loss) before income taxes, attributable to the Company, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Management believes that Non-GAAP Income (loss) before income taxes, attributable to the Company is a useful measure of the Company’s performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes, the most directly comparable amount reported under GAAP.

Comparison of 2020 with 2019

Trade

Operating results for the Trade Group increased $42.0 million compared to prior year reported results, which included $38.5 million of asset impairments and $8.0 million of acquisition related costs. Sales and merchandising revenues decreased $3.1 million compared to prior year. While the sales and merchandising revenue balances were comparable year over year, cost of sales and merchandising revenues increased by $47.8 million resulting in a decrease in gross profit of $50.9 million. The decreased gross profit compared to the prior year was due to a reduction of $36.4 million in our grain assets business from the carryover effects of a weak 2019 harvest in our Eastern Corn Belt assets and lower wheat carries combined with a $15.2 million reduction in gross profit related to the shutdown of many of our sand facilities. This was partly offset by stronger merchandising results.

Operating, administrative and general expenses decreased $32.1 million compared to prior year results. Labor and benefits expenses were lower due to headcount reductions from cost cutting initiatives and the strategic divestiture of certain businesses. Depreciation expense was also lower due to divestitures and impairments of certain asset groups. Additionally, a reduction of $5.1 million for acquisition-related stock compensation did not recur in 2020.

The Trade Group recorded asset impairment charges of $38.5 million in 2019. The prior year asset impairment charges include a $34.8 million impairment of the Company's Frac Sand business following a fundamental shift in the operating environment in the areas we are located and a $3.7 million charge related to the Company's Tennessee assets, as it disposed of its remaining assets in this region. No such impairments occurred in the current year.

Interest expense decreased $12.9 million due to the pay down of long-term debt, lower interest rates and lower short-term borrowings for most of the year.

Equity in earnings of affiliates were $0.6 million in the current year. This resulted in an increase of $7.5 million as compared to the prior year. This was due to a loss of $2.5 million and an other-than-temporary impairment charge of approximately $5.0 million from an investment in 2019.

Ethanol

Operating results for the Ethanol Group decreased $76.3 million from the prior year. Sales and merchandising revenues increased $48.3 million due to increased volumes resulting primarily from the ELEMENT plant in Colwich, Kansas which commenced operations in the second half of 2019 and cost of sales and merchandising revenues increased $99.1 million compared to the prior year. As a result, gross profit decreased by $50.8 million from significantly lower margins and mark-to-market losses as higher corn prices outpaced ethanol price increases. The lower, and often negative, margins were a direct result of the decreased demand resulting from the COVID-19 pandemic.

Operating, administrative and general expenses increased $3.8 million from the prior year due to the first full year of ELEMENT operations, and the impact of the TAMH merger in October 2019. Prior to the merger, the Company's share of operating, administrative and general expenses would have been recognized in equity earnings. This increase was partially offset by lower labor and incentive compensation costs from cost cutting initiatives.

Interest expense increased $6.5 million due to the cessation of the capitalization of interest related to the construction of the ELEMENT facility which was completed in 2019.

Other income, net decreased by $34.4 million from the prior year as a result of a $35.2 million gain on the pre-existing equity method investments that were given as consideration in the 2019 TAMH merger.

Plant Nutrient

Operating results for Plant Nutrient increased $6.9 million compared to the prior year. Sales and merchandising revenues increased $16.2 million and cost of sales and merchandising revenues increased $9.1 million from increases in volumes from more normal planting conditions. The increases in volumes were slightly offset by lower margins as raw material prices increased. These factors led to an increased gross profit of $7.1 million from the prior year.

Operating, administrative and general expenses increased $1.0 million primarily due to higher labor and benefits due to increased overtime and incentive compensation. This was largely offset by lower depreciation from reductions in capital spending and the lack of nonrecurring impairment charges from the prior year.

Interest expense decreased $2.1 million from reduced working capital usage and lower interest rates in the current year.

Rail

Operating results for Rail decreased $12.5 million from the prior year. Sales and merchandising revenues decreased $23.1 million and cost of sales and merchandising revenues decreased $4.7 million compared to prior year results. The decreased revenues were driven by a decrease of $15.3 million in leasing revenues due to lower utilization rates with fewer cars on lease and a decrease of $7.8 million in car sale revenues as the Company sold more cars in 2019.

Operating, administrative and general expenses decreased $5.6 million due to lower incentives, cost cutting initiatives and more efficient labor costs within the repair business.

Interest expense increased $1.0 million due to an additional $2.8 million of interest expense related to the early termination of several interest rate swaps. This was partially offset by lower interest rates and a reduction in outstanding debt.

Other income increased $1.3 million resulting from more end-of-lease settlements in the current year.

Other

Operating, administrative and general expenses decreased $4.6 million due to headcount reductions, lower incentive compensation and other cost cutting initiatives. Severance related expense of $6.1 million associated with the departure of certain executive officers and key employees is also included in 2020 results.

Income Taxes

In 2020, the Company recorded income tax benefit of $10.3 million at an effective rate of 41.9%. In 2019, the Company recorded income tax expense of $13.1 million at an effective tax rate of 46.4%. The change in effective tax rate compared to the same period last year was primarily attributed to the tax benefit generated from the current period loss before taxes offset by the effect of non-controlling interest and derivatives instruments and hedging activities, along with the additional benefits from net operating loss carrybacks as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

Liquidity and Capital Resources

Working Capital

At December 31, 2020, the Company had working capital of $484.7 million, a decrease of $20.7 million from the prior year. This decrease was attributable to changes in the following components of current assets and current liabilities:

(in thousands)	December 31, 2020	December 31, 2019	Variance
Current Assets:
Cash, cash equivalents and restricted cash	$29,123	$54,895	$(25,772)
Accounts receivable, net	659,834	536,367	123,467
Inventories	1,300,693	1,170,536	130,157
Commodity derivative assets – current	320,706	107,863	212,843
Other current assets	106,053	75,681	30,372
Total current assets	2,416,409	1,945,342	471,067
Current Liabilities:
Short-term debt	403,703	147,031	256,672
Trade and other payables	957,683	873,081	84,602
Customer prepayments and deferred revenue	180,160	133,585	46,575
Commodity derivative liabilities – current	146,990	46,942	100,048
Accrued expenses and other current liabilities	167,671	176,381	(8,710)
Current maturities of long-term debt	75,475	62,899	12,576
Total current liabilities	1,931,682	1,439,919	491,763
Working capital	$484,727	$505,423	$(20,696)

December 31, 2020 current assets increased $471.1 million in comparison to prior year. The increase was noted in all asset categories except cash. The increases in accounts receivable and inventory balances can largely be attributable to higher commodity prices. Current commodity derivative assets and liabilities, which reflect customers net assets or liabilities based on the value of forward contracts as compared to market prices at the end of the period, show a net increase. The increase in other current assets is due to significant prepaid federal income taxes as a result of the CARES Act. See also the discussion below on additional sources and uses of cash for an understanding of the decrease in cash from prior year.
Current liabilities increased $491.8 million compared to the prior year largely due to an increase in short-term debt, trade and other payables and commodity derivative liabilities as a result of higher commodity prices.

Sources and Uses of Cash 2020 compared to 2019

Operating Activities and Liquidity

Our operating activities used cash of $74.4 million in 2020 compared to cash provided by operations of $348.6 million in 2019. The increase in cash used was primarily due to increases in working capital accounts driven by higher commodity prices, as discussed above, and lower operating results.

Net income taxes of $2.4 million were paid in 2020 and net income taxes of $2.0 million were paid in 2019.

Investing Activities

Investing activities used $86.8 million in 2020 compared to $325.0 million used in 2019. In addition to the significant cash used for the acquisition of Lansing Trade Group in 2019 the remaining decrease was largely driven by the Company's strategic focus on reduced capital spending to conserve cash as a result of the impacts of COVID-19 in conjunction with efforts to pay down long-term debt. Cash used for the purchases of property, plant, equipment, and capitalized software decreased $88.1 million primarily due to the previously mentioned strategic efforts as well as significant prior year costs associated with the construction of the bio-refinery facility in 2019.

Purchases of Rail assets were $27.7 million in the current year compared to $105.3 million in the prior year as the Company strategically reduced capital spending to focus on paying down long-term debt. Proceeds from the sale of Rail assets were $10.1 million in 2020 and $18.1 million in 2019. The decrease is primarily due to fewer railcar portfolio sales. As such, net spend on Rail assets decreased $69.5 million compared to the prior year.

Capital spending of $77.1 million for 2020 on property, plant and equipment includes: Trade - $14.9 million; Ethanol - $39.8 million; Plant Nutrient - $16.6 million; Rail - $4.4 million; and $1.5 million in corporate / enterprise resource planning project spending.

Proceeds from the sale of assets decreased $19.5 million. This was due to fewer dispositions as compared to the prior year which included a significant facility sale of $25.1 million which did not recur.
We expect to invest approximately $100 to $125 million in property, plant and equipment in 2021; approximately 60% of which will be to maintain current facilities.

Financing Arrangements

Net cash provided by financing activities was $136.3 million in 2020, compared to $8.7 million in 2019. This was largely due to an increase in proceeds from short term debt for working capital needs as commodity prices increased significantly through the latter part of the year. The increase in short term borrowings was offset in part by reductions in long-term debt consistent with the Company's strategy to reduce long-term debt and achieving a targeted long-term debt-to-EBITDA ratio of less than 2.5 times by the end of 2023.

As of December 31, 2020, the Company was party to borrowing arrangements with a syndicate of banks that provide a total short and long-term borrowing capacity of $1,374.2 million. This amount includes $20.0 million for ELEMENT and $197 million for TAMH, all of which are non-recourse to the Company. There was $868.4 million available for borrowing at December 31, 2020. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses, however, rising commodity prices during the fourth quarter required more borrowing than the prior year.

The Company paid $23.0 million in dividends in 2020 compared to $22.1 million in 2019. The Company paid $0.175 per common share for the dividends paid in January, April, July and October 2020, and $0.170 per common share for the dividends paid in January, April, July and October 2019. On December 17, 2020, we declared a cash dividend of $0.175 per common share, payable on January 20, 2021 to shareholders of record on January 4, 2021.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2020. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.

Because we are a significant consumer of short-term debt in peak seasons and the majority of this is variable rate debt, increases in interest rates could have a significant impact on our profitability. In addition, periods of high commodity prices and/or unfavorable market conditions could require us to make additional margin deposits on our exchange traded futures contracts. Conversely, in periods of declining prices, we receive a return of cash.

We believe our sources of liquidity will be adequate to fund our operations, capital expenditures and payments of dividends in the foreseeable future.

Contractual Obligations

Future payments due under contractual obligations at December 31, 2020 are as follows:

	Payments Due by Period
(in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long-term debt, recourse	$69,037	$122,208	$188,202	468,203	$847,650
Long-term debt, non-recourse	6,438	27,110	85,372	32,479	151,399
Interest obligations (a)	25,245	44,466	32,185	44,107	146,003
Operating leases	21,262	25,087	7,785	7,067	61,201
Purchase commitments (b)	3,096,336	167,280	—	—	3,263,616
Retiree healthcare programs (c)	2,324	3,118	3,044	27,947	36,433
Total contractual cash obligations	$3,220,642	$389,269	$316,588	$579,803	$4,506,302
(a) Future interest obligations are calculated based on interest rates in effect as of December 31, 2020 for the Company's variable rate debt and do not include any assumptions on expected borrowings, if any, under the short-term line of credit.
(b) Includes the amounts related to purchase obligations in the Company's operating units, including $3,126.3 million for the purchase of grain from producers. There are also forward grain and ethanol sales contracts to consumers and traders and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. See the narrative description of businesses for the Trade and Ethanol segments in Item 1 of this Annual Report on Form 10-K for further discussion.
(c) Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of postretirement payments have considered recent payment trends and actuarial assumptions.

At December 31, 2020, we had standby letters of credit outstanding of $25.5 million.

Off-Balance Sheet Transactions

Our Rail segment utilizes leasing arrangements that provide off-balance sheet financing for its activities. We lease assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leasebacks. We also arrange non-recourse lease transactions under which we sell assets to a financial intermediary and assign the related operating lease to the financial intermediary on a non-recourse basis. In such arrangements, we generally provide ongoing maintenance and management services for the financial intermediary and receive a fee for such services. We have a total of 324 railcars that would be considered off-balance sheet at December 31, 2020.

Industrial Revenue Bonds.

On December 3, 2019, we closed an industrial revenue bond transaction with the City of Colwich, Kansas (the "City") in order to receive a 20-year real property tax abatement on our renovated and newly-constructed ELEMENT ethanol facility. Pursuant to this transaction, the City issued a principal amount of $166.1 million of its industrial revenue bonds to us and then used the proceeds to purchase the land and facility from us. The City then leased the facilities back to us under a finance lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Subsequent to the issuance of the bonds, the Company redeemed $165.1 million of the bonds, leaving $1.0 million issued and outstanding. Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits us to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled.  The bonds' maturity date is 2029, at which time the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred. We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the finance lease obligation with the bond asset. No amount for our obligation under the finance lease is reflected on our Consolidated Balance Sheets, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 14 to the Consolidated Financial Statements).

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

Management believes that the accounting for readily marketable inventories and commodity derivative contracts, including adjustments for counterparty risk, uncertain tax positions, impairment of long-lived assets, goodwill and equity method investments and business combinations involve significant estimates and assumptions in the preparation of the Consolidated Financial Statements.

Readily Marketable Inventories and Derivative Contracts

Readily Marketable Inventories ("RMI") are stated at their net realizable value, which approximates fair value based on their commodity characteristics, widely available markets, and pricing mechanisms. The Company marks to market all forward purchase and sale contracts for commodities and ethanol, over-the-counter commodity and ethanol contracts, and exchange-traded futures and options contracts. The overall market for commodity inventories is very liquid and active; market value is determined by reference to prices for identical commodities on regulated commodity exchange (adjusted primarily for transportation costs); and the Company's RMI may be sold without significant additional processing. The Company uses forward purchase and sale contracts and both exchange traded and over-the-counter contracts (such as derivatives generally used by the International Swap Dealers Association). Management estimates fair value based on exchange-quoted prices, adjusted for differences in local markets, as well as counter-party non-performance risk in the case of forward and over-the-counter contracts. The amount of risk, and therefore the impact to the fair value of the contracts, varies by type of contract and type of counterparty. With the exception of specific customers thought to be at higher risk, the Company looks at the contracts in total, segregated by contract type, in its quarterly assessment of non-performance risk. For those customers that are thought to be at higher risk, the Company makes assumptions as to performance based on past history and facts about the current situation. Changes in fair value are recorded as a component of Cost of sales and merchandising revenues in the Statement of Operations.

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

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. The quantitative review for impairment takes into account our estimates of future cash flows. Our estimates of future cash flows are based upon a number of assumptions including operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. These factors are discussed in more detail in Note 17, Goodwill and Intangible Assets, to the Consolidated Financial Statements.

As part of the Company's on-going assessment of goodwill, management determined that in the first quarter a triggering event occurred due to the Company's reorganization whereby the Company combined its operations between the Trade and Ethanol segments to enhance operating decisions and assessing performance. On January 1, 2020, the Company moved its Distillers Dried Grains ("DDG") business from the Trade to Ethanol segment. The reorganization resulted in the reassignment of goodwill to the affected reporting units using a relative fair value approach. As a result of the reassignment and allocation, the Company performed an interim review of the carrying value of goodwill at the Trade and Ethanol segments for possible impairment on both a pre and post-reorganization basis. No impairment of goodwill was indicated at the pre or post-reorganization reporting units.
Further, due to the severe decline in ethanol prices, largely impacted by COVID-19 during the first quarter, management determined that a triggering event occurred within the Ethanol segment. Accordingly, an interim impairment test was performed over the Ethanol group's goodwill as well as its other intangible and long-lived assets. Based on the results of the impairment test, the Ethanol segment did not record an impairment charge. The results of the goodwill impairment test within the Ethanol group supported the calculated fair value exceeding the carrying values by greater than 20% at the time of the test.
Our annual goodwill impairment test is performed as of October 1st each year which is discussed in further detail in Note 17 to the Consolidated Financial Statements.
As our market capitalization remained below our book value through the end of the year, we performed an update to our annual test whereby management reviewed market influences and any relevant changes in assumptions from our annual test. Based on the methodologies used it was determined that the Company's reporting units estimated fair values continued to exceed that of their carrying values.
In addition, the Company holds investments in several companies that are accounted for using the equity method of accounting. The Company reviews its investments to determine whether there has been a decline in the estimated fair value of the investment that is below the Company's carrying value which is other than temporary. Other than consideration of past and current performance, these reviews take into account forecasted earnings which are based on management's estimates of future performance as well as the market or other income approach to estimate fair value.

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

Uncertain Tax Positions

Conclusions on recognizing and measuring uncertain tax positions involve significant estimates and management judgment and include complex considerations of the Internal Revenue Code, related regulations, tax case laws, and prior year audit settlements. To account for uncertainty in income taxes, the Company evaluates the likelihood of a tax position based on the technical merits of the position, performs a subsequent measurement related to the maximum benefit and degree of likelihood, and determines the benefits to be recognized in the financial statements, if any. During the year ended December 31, 2020, the Company recognized tax benefits of $1.4 million for Federal Research and Development Credits ("R&D Credits") related to tax years 2015 to 2019. Unrecognized tax benefits of $44.4 million include $40.6 million recorded as a reduction of the deferred tax assets and refundable credits associated with the R&D Credits.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2020	2019
Net commodity position	$(14,093)	$(8,969)
Market risk	1,409	896

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

	December 31,
(in thousands)	2020	2019
Fair value of long-term debt, including current maturities	$1,026,881	$1,096,010
Carrying value less fair value	27,832	8,257
Market risk	9,891	7,573

Actual results may differ. The estimated fair value and market risk will vary from year to year depending on the total amount of long-term debt and the mix of variable and fixed rate debt.

Additionally, the Company may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively which may decrease market risk noted above. See Note 5 to the Consolidated Financial Statements for further discussion on the impact of these hedging instruments.

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively, referred to as, the “financial statements”). In our opinion, based on our audits and the reports of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Lansing Trade Group, LLC or Lux JV Treasury Holding Company S.à.r.l. as of and for the year ended December 31, 2018, the Company’s investments which were accounted for by use of the equity method. The accompanying financial statements of the Company include its equity in earnings in Lansing Trade Group, LLC of $10.4 million, and Lux JV Treasury Holding Company S.à.r.l. of $2.2 million, for the year ended December 31, 2018. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Lansing Trade Group, LLC and Lux JV Treasury Holding Company S.à.r.l., is based solely on the reports of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases using the modified retrospective transition approach in 2019 due to adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill—GSM and FSI Reporting Units—Refer to Notes 1 and 17 to the consolidated financial statements

Critical Audit Matter Description

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value (“BEV”) of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit.

The consolidated goodwill balance was $135.7 million as of December 31, 2020, of which $80.8 million and $41.3 million was allocated to the Grain Storage and Merchandising (GSM) and Food and Specialty Ingredients (FSI) reporting units, respectively. The BEV of the GSM and FSI reporting units exceeded its carrying values by 9% and 14%, respectively, as of October 1, 2020, and, therefore, no impairment was recognized. The BEV for the GSM and FSI reporting units are sensitive to changes in the weighted-average cost of capital. Given the significant judgments made by management to estimate the BEV of the GSM and FSI reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the weighted-average cost of capital as of October 1, 2020, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the weighted-average cost of capital used by management to estimate the fair values of the GSM and FSI reporting units included the following, among others:
•We tested the effectiveness of internal control over management’s selection of the valuation assumptions used to determine each BEV, including the weighted-average cost of capital.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) weighted-average cost of capital by:
◦Testing the source information underlying the determination of the weighted-average cost of capital and the mathematical accuracy of the calculation
◦Evaluating the underlying factors that led to management's determination of the company specific risk premium
◦Developing a range of independent estimates and comparing those to the weighted-average cost of capital selected by management

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 25, 2021

We have served as the Company’s auditor since 2015.

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

/s/ KPMG LLP

We have served as the Company’s auditor from 2017 to 2019.

Kansas City, Missouri
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers and shareholders of Lux JV Treasury Holding Company S.à r.l.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of operations and retained earnings and cash flows of Lux JV Treasury Holding Company S.à r.l. and its subsidiaries (together, the Company) for the period ending December 31, 2018, including the related notes (collectively referred to as the consolidated financial statements) (not presented herein). In our opinion, the consolidated financial statements present fairly, in all material respects, their results of operations and their cash flows for the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

London, Canada
February 21, 2019

We have served as the Company's auditor from 2013 to 2020.

The Andersons, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$29,123	$54,895
Accounts receivable, less allowance for doubtful accounts of $15,474 in 2020; $12,781 in 2019	659,834	536,367
Inventories (Note 2)	1,300,693	1,170,536
Commodity derivative assets – current (Note 5)	320,706	107,863
Other current assets	106,053	75,681
Total current assets	2,416,409	1,945,342
Other assets:
Goodwill	135,709	135,360
Other intangible assets, net	142,940	175,312
Right of use assets, net	56,031	76,401
Other assets	49,907	45,610
Total other assets	384,587	432,683
Rail assets leased to others, net (Note 3)	591,946	584,298
Property, plant and equipment, net (Note 3)	879,179	938,418
Total assets	$4,272,121	$3,900,741
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$403,703	$147,031
Trade and other payables	957,683	873,081
Customer prepayments and deferred revenue	180,160	133,585
Commodity derivative liabilities – current (Note 5)	146,990	46,942
Current maturities of long-term debt (Note 4)	75,475	62,899
Accrued expenses and other current liabilities	167,671	176,381
Total current liabilities	1,931,682	1,439,919
Long-term lease liabilities	37,177	51,091
Long-term debt, less current maturities (Note 4)	916,540	1,016,248
Deferred income taxes (Note 8)	170,147	146,155
Other long-term liabilities	55,915	51,673
Total liabilities	3,111,461	2,705,086
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,599 shares issued in 2020; 33,550 shares issued in 2019)	138	137
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	348,714	345,359
Treasury shares, at cost (45 in 2020; 207 in 2019)	(966)	(7,342)
Accumulated other comprehensive loss	(12,076)	(7,231)
Retained earnings	626,081	642,687
Total shareholders’ equity of The Andersons, Inc.	961,891	973,610
Noncontrolling interests	198,769	222,045
Total equity	1,160,660	1,195,655
Total liabilities and equity	$4,272,121	$3,900,741
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Sales and merchandising revenues	$8,208,436	$8,170,191	$3,045,382
Cost of sales and merchandising revenues	7,803,514	7,652,299	2,743,377
Gross profit	404,922	517,892	302,005
Operating, administrative and general expenses	399,207	436,842	257,872
Asset impairment	—	41,212	6,272
Interest expense, net	51,275	59,691	27,848
Other income:
Equity in earnings (losses) of affiliates, net	638	(7,359)	27,141
Gain from remeasurement of equity method investments, net	—	35,214	—
Other income, net	20,448	20,109	16,002
Income (loss) before income taxes	(24,474)	28,111	53,156
Income tax provision (benefit)	(10,259)	13,051	11,931
Net income (loss)	(14,215)	15,060	41,225
Net loss attributable to the noncontrolling interest	(21,925)	(3,247)	(259)
Net income attributable to The Andersons, Inc.	$7,710	$18,307	$41,484

Average number of shares outstanding – basic	32,924	32,570	28,258
Average number of shares outstanding – diluted	33,189	33,096	28,452
Per common share:
Basic earnings attributable to The Andersons, Inc. common shareholders	$0.23	$0.56	$1.47
Diluted earnings attributable to The Andersons, Inc. common shareholders	$0.23	$0.55	$1.46
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$(14,215)	$15,060	$41,225
Other comprehensive income (loss), net of tax:
Change in fair value of convertible preferred securities	—	—	(86)
Change in unrecognized actuarial gain and prior service cost	(856)	(4,142)	359
Foreign currency translation adjustments	4,674	12,615	(3,834)
Cash flow hedge activity	(8,663)	(9,317)	(126)
Other comprehensive loss	(4,845)	(844)	(3,687)
Comprehensive income (loss)	(19,060)	14,216	37,538
Comprehensive loss attributable to the noncontrolling interests	(21,925)	(3,247)	(259)
Comprehensive income attributable to The Andersons, Inc.	$2,865	$17,463	$37,797
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(14,215)	$15,060	$41,225
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	188,638	146,166	90,297
Bad debt expense	7,042	4,007	542
Equity in (earnings) losses of affiliates, net of dividends	(638)	7,671	(23,167)
Loss (gain) on sales of assets, net	(37)	(7,063)	(5,218)
Gains on sales of Rail assets and related leases, net	(649)	(4,122)	(9,558)
Stock based compensation expense	10,183	16,229	6,624
Deferred income tax	26,386	5,114	11,018
Inventory write-down	11,676	—	—
Asset impairment	—	41,212	6,272
Gain from remeasurement of equity method investments, net	—	(35,214)	—
Other	10,072	3,540	(1,451)
Changes in operating assets and liabilities:
Accounts receivable	(128,502)	1,487	(24,788)
Inventories	(139,499)	(1,578)	(44,060)
Commodity derivatives	(115,170)	21,714	(16,610)
Other assets	(53,208)	30,497	3,290
Payables and other accrued expenses	123,489	103,842	(69,935)
Net cash provided by (used in) operating activities	(74,432)	348,562	(35,519)
Investing Activities
Acquisition of businesses, net of cash acquired	—	(102,580)	(2,248)
Purchases of Rail assets	(27,739)	(105,254)	(167,005)
Proceeds from sale of Rail assets	10,077	18,090	79,439
Purchases of property, plant and equipment and capitalized software	(77,147)	(165,223)	(142,579)
Proceeds from sale of assets and businesses	11,112	30,617	47,486
Purchase of investments	(3,059)	(1,490)	(1,086)
Other	—	808	—
Net cash used in investing activities	(86,756)	(325,032)	(185,993)
Financing Activities
Net change in short-term borrowings	254,971	(278,824)	183,000
Proceeds from issuance of long-term debt	471,906	922,594	132,000
Payments of long-term debt	(559,711)	(608,483)	(121,090)
Proceeds from noncontrolling interest owner	8,576	4,714	46,736
Distributions to noncontrolling interest owner	(10,322)	—	—
Payments of debt issuance costs	(898)	(6,561)	(1,446)
Acquisition of noncontrolling interest	—	—	(10,000)
Dividends paid	(23,004)	(22,118)	(18,639)
Other	(5,222)	(2,615)	(1,375)
Net cash provided by financing activities	136,296	8,707	209,186
Effect of exchange rates on cash, cash equivalents and restricted cash	(880)	65	—
Increase (decrease) in cash, cash equivalents and restricted cash	(25,772)	32,302	(12,326)
Cash, cash equivalents and restricted cash at beginning of year	54,895	22,593	34,919
Cash, cash equivalents and restricted cash at end of year	$29,123	$54,895	$22,593

The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2018	$96	$224,622	$(40,312)	$(2,700)	$633,496	$7,697	$822,899
Net income (loss)					41,484	(259)	41,225
Other comprehensive loss				(3,687)			(3,687)
Cash received from (paid to) noncontrolling interest, net		(2,268)				39,004	36,736
Adoption of accounting standard, net of income tax of $3,492					(7,818)		(7,818)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $(267) (127 shares)		2,042	4,871				6,913
Dividends declared ($0.665 per common share)					(19,504)		(19,504)
Restricted share award dividend equivalents			141		(141)		—
Balance at December 31, 2018	96	224,396	(35,300)	(6,387)	647,517	46,442	876,764
Net income (loss)					18,307	(3,247)	15,060
Other comprehensive loss				(12,734)			(12,734)
Amounts reclassified from accumulated other comprehensive loss				11,890			11,890
Cash received from noncontrolling interest, net		164				4,715	4,879
Noncontrolling interests recognized in connection with business combination		5,112				174,135	179,247
Cumulative adjustment for adoption of leasing standard, net of income tax of $(76)					(550)		(550)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (723 shares)		(12,121)	27,708				15,587
Dividends declared ($0.685 per common share)					(22,329)		(22,329)
Shares issued for acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	250		(258)		—
Balance at December 31, 2019	137	345,359	(7,342)	(7,231)	642,687	222,045	1,195,655
Net income (loss)					7,710	(21,925)	(14,215)
Other comprehensive loss				(10,213)			(10,213)
Amounts reclassified from accumulated other comprehensive income (loss)				5,368			5,368
Contributions from noncontrolling interests						8,576	8,576
Distributions to noncontrolling interests						(10,322)	(10,322)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (150 shares)	1	3,814	5,968		(844)		8,939
Dividends declared ($0.70 per common share)					(23,064)		(23,064)
Restricted share award dividend equivalents			408		(408)		—
Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660

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

The Company evaluates its interests in VIEs on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

On October 1, 2019, the Company entered into an agreement with Marathon Petroleum Corporation to merge The Andersons Albion Ethanol LLC (“TAAE”), The Andersons Clymers Ethanol LLC (“TACE”), The Andersons Marathon Ethanol LLC (“TAME”) and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC (“TADE”), into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). The Company evaluated its interest in TAMH and determined that TAMH is a VIE and that the Company is the primary beneficiary of TAMH. This is due to the fact that the Company has both the power to direct the activities that most significantly impact TAMH and the obligation to absorb losses or the right to receive benefits from TAMH. Therefore, the Company consolidated TAMH in its financial statements.

On March 2, 2018, the Company invested in ELEMENT.  The Company owns 51% of ELEMENT and ICM, Inc. owns the remaining 49% interest.  As part of the Company’s investment into ELEMENT, the Company and ICM, Inc. entered into a number of agreements.  Most notably, ICM, Inc. will operate the facility under a management contract and manage the initial construction of the facility, while the Company will provide corn origination, ethanol marketing, and risk management services.  The Company evaluated its interest in ELEMENT and determined that ELEMENT is a VIE and that the Company is the primary beneficiary of ELEMENT. This is due to the fact that the Company has both the power to direct the activities that most significantly impact ELEMENT and the obligation to absorb losses or the right to receive benefits from ELEMENT. Therefore, the Company consolidates ELEMENT.

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

The Company had restricted cash of $8.7 million as of December 31, 2019. The restricted cash balance was a result of a royalty claim assumed in the TAMH merger and included in the Consolidated Financial Statements of the Company. In 2020, this restricted cash was subsequently released, and the Company does not have restricted cash as of December 31, 2020.

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

Realized and unrealized gains and losses in the value of commodity contracts (whether due to changes in commodity prices, changes in performance or credit risk, or due to sale, maturity or extinguishment of the commodity contract) and commodity inventories are included in cost of sales and merchandising revenues in the Consolidated Statements of Operations. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 5 and 10 to the Consolidated Financial Statements.
Readily Marketable Inventories, which are grain and other agricultural commodities, may be acquired under provisionally priced contracts, are stated at their net realizable value, which approximates estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill. Under the five-year amended and restated agreement (renewed in June 2018 and ending May 2023), any grain the Company sells to Cargill is at market price. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of this profit-sharing arrangement as a reduction of revenue in our Consolidated Statements of Operations every month and accrues for any payment owed to Cargill. The profit-sharing arrangement increased the Company's revenues $1.2 million for the year ended December 31, 2020, were de minimis for the year ended December 31, 2019, and decreased the Company's revenues by $0.2 million in 2018, respectively.

Rail Assets Leased to Others

The Company's Rail segment purchases, leases, markets and manages railcars and barges for third parties and for internal use. Rail assets to which the Company holds title are shown on the balance sheet in one of two categories - other current assets (for those that are available for sale) or Rail assets leased to others. Rail assets leased to others, both on short and long-term leases, are classified as long-term assets and are depreciated over their estimated useful lives.

Railcars have statutory lives of either 40 or 50 years, measured from the date built. Barges have estimated lives of 30 to 40 years, measured from the date built. At the time of purchase, the remaining life is used in determining useful lives which are depreciated on a straight-line basis. Repairs and maintenance costs are charged to expense as incurred. Additional information regarding Rail assets leased to others is presented in Note 3 to the Consolidated Financial Statements.

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

Goodwill and Intangible Assets

Goodwill is subject to annual impairment tests or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the business enterprise value. Additional information about the Company's goodwill and other intangible assets is presented in Note 17 to the Consolidated Financial Statements.

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

The Company also enters into contracts with customers for risk management purposes that allow the customers to effectively unprice the futures component of their inventory for a period of time, subjecting the commodities to market fluctuations. The Company records an asset or liability for the market value changes of the commodities over the life of the contracts based on quoted exchange prices. See Note 10 for additional discussion on these instruments.

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

Per Share Data

Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted average number of common shares outstanding. In computing diluted earnings per share, average number of common shares outstanding is increased by unvested stock awards and common stock options outstanding with exercise prices lower than the average market price of common shares using the treasury share method. At December 31, 2020, 2019 and 2018, all options to purchase shares of the Company’s common stock were not included in the computation of diluted earnings per share as the exercise price of the options were less than the average market price of the common shares.

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

Revenue from commodity contracts is recognized in Sales and merchandising revenues for the contractually stated amount when the contracts are settled. Settlement of the commodity contracts generally occurs upon shipment or delivery of the product, when title and risks and rewards of ownership transfers to the customer. Prior to settlement, these forward sales contracts are recognized at fair value with the unrealized gains or losses recorded within Cost of sales and merchandising revenues. Additional information about the fair value of the Company's commodity derivatives is presented in Notes 5 and 10 to the Consolidated Financial Statements.

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

Revenue from leases (ASC 842)

The Company has a diversified fleet of car types (boxcars, gondolas, covered and open top hopper cars, flat cars, tank cars and pressure differential cars), locomotives and barges serving a broad customer base. While most of these assets are owned by the Company, it also leases assets from financial intermediaries through sale-leaseback transactions, the majority of which involve operating leases. The Company's Rail leases these assets to customers under operating leases, which includes managing the assets for third parties. In exchange for conveying the right to use these railcars to the lessee, the Company receives a fixed monthly rental payment, which is typically expressed on a “per car” basis in the lease agreement. Revenue from these arrangements is recognized on a straight-line basis over the term of the lease.

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

Lease Accounting

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. The modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in an entity’s financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases. The Company recognizes a right of use asset and a corresponding lease liability equal to the present value of the remaining minimum lease payments related to both its operating and finance rail leases. Additional information about leasing activities is presented in Note 13 to the Consolidated Financial Statements.

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

The annual effective tax rate is determined by income tax expense from continuing operations as a percentage of pre-tax book income. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. This update changes the accounting for credit losses on loans and held-to-maturity debt securities and requires a current expected credit loss (CECL) approach to determine the allowance for credit losses. This includes allowances for trade receivables. Effective January 1, 2020, we adopted ASU 2016-13 using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The impact of adopting this new standard on the Consolidated Financial Statements was not material.

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

Recent Accounting Pronouncements Not Yet Effective

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this standard is not expected to have a material impact on the Company's financial statements. At this time the Company does not plan to early adopt the standard.

Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, but do not expect a significant impact to our operating results, financial position or cash flows.

2. Inventories

Major classes of inventories are presented below. Readily Marketable Inventories are agricultural commodity inventories such as corn, soybeans, wheat, and ethanol co-products, among others, carried at net realizable value which approximates fair value based on their commodity characteristics, widely available markets, and pricing mechanisms. The net realizable value of RMI is calculated as the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. All other inventories are held at lower of cost or net realizable value.

	December 31,
(in thousands)	2020	2019
Grain and other agricultural products (a)	$1,025,809	$907,482
Frac sand and propane	12,477	15,438
Ethanol and co-products (b)	114,895	95,432
Plant nutrients and cob products	139,885	146,164
Railcar repair parts	7,627	6,020
	$1,300,693	$1,170,536
(a) Includes RMI of $972.8 million and $852.6 million at December 31, 2020 and December 31, 2019, respectively.
(b) Includes RMI of $10.4 million and $10.6 million at December 31, 2020 and December 31, 2019, respectively.

Inventories do not include 3.0 million and 6.4 million bushels of grain and other agricultural product inventories held in storage for others as of December 31, 2020 and December 31, 2019, respectively. The Company does not have title to the inventory and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses with regard to any deficiencies and does not anticipate material losses in the future.

For the year ended December 31, 2020, the Company recorded an $11.7 million lower of cost or net realizable value charge related to lower ethanol market prices as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2020	2019
Land	$40,222	$40,442
Land improvements and leasehold improvements	96,700	103,148
Buildings and storage facilities	387,992	373,961
Machinery and equipment	925,074	835,156
Construction in progress	19,725	59,993
	1,469,713	1,412,700
Less: accumulated depreciation	(590,534)	(474,282)
Property, plant and equipment, net	$879,179	$938,418

Capitalized interest was de minimis and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

Depreciation expense on property, plant and equipment amounted to $125.7 million, $82.3 million and $46.5 million for the years ended 2020, 2019 and 2018, respectively. The large increase in depreciation expense from the prior years was due to the TAMH merger in October of 2019 and ELEMENT starting its operations in August of 2019.

In December 2019, the Company recorded charges of $32.3 million for impairment of property, plant and equipment in the Trade segment related to its frac sand assets. The Company also recorded a $3.7 million impairment of property, plant, and equipment in the Trade segment related to its Tennessee grain assets, of which $3.1 million was recorded in the second quarter of 2019.

In June 2018, the Company recorded charges totaling $1.6 million for impairment of property, plant and equipment in the Trade segment related to assets that were reclassified as assets held for sale at June 30, 2018 and were sold in the third quarter of 2018.

Rail Assets

The components of the Rail assets leased to others are as follows:

	December 31,
(in thousands)	2020	2019
Rail assets leased to others	$750,473	$723,004
Less: accumulated depreciation	(158,527)	(138,706)
Rail assets, net	$591,946	$584,298
Depreciation expense on Rail assets leased to others amounted to $30.8 million, $28.5 million and $24.7 million for the years ended 2020, 2019 and 2018, respectively.

In June 2018, the Company recorded charges of $4.7 million for impairment of Rail assets leased to others that had been reclassified as assets held for sale at June 30, 2018. These assets were sold during the second half of 2018. There were no Rail asset impairment charges taken in 2019 or 2020.

4. Debt

The Company’s short-term and long-term debt at December 31, 2020 and 2019 consisted of the following:

	December 31,
(in thousands)	2020	2019
Short-term debt – non-recourse	$93,192	$54,029
Short-term debt – recourse	310,511	93,002
Total short-term debt	403,703	147,031

Current maturities of long-term debt – non-recourse	6,438	9,545
Current maturities of long-term debt – recourse	69,037	53,354
Total current maturities of long-term debt	75,475	62,899

Long-term debt, less: current maturities – non-recourse	143,406	330,250
Long-term debt, less: current maturities – recourse	773,134	685,998
Total long-term debt, less: current maturities	$916,540	$1,016,248

On October 23, 2020, the Company entered into a new amendment to its credit agreement dated January 11, 2019. The amendment provides for an incremental $150.0 million term loan maturing January 11, 2026, with quarterly principal payments. This term loan replaced The Andersons Railcar Leasing Company LLC’s (“TARLC”) existing credit facility. Borrowings under the loan bear interest at variable rates, which are based on LIBOR plus an applicable spread. Proceeds from the loan have been used to extinguish debt of TARLC, a wholly owned subsidiary. The TARLC debt was hedged by interest rate swaps and due to the debt prepayment, these swaps were redesignated or terminated which resulted in an approximately $2.8 million loss on existing Accumulated Other Comprehensive Income balances which were reclassified into earnings. The Company also incurred approximately $0.3 million of losses due to the write off of unamortized debt issuance costs associated to the TARLC debt.

The Company was in compliance with all financial covenants at and during the years ended December 31, 2020 and 2019.

Total interest paid was $51.6 million, $59.6 million and $29.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, the estimated fair value of long-term debt, including the current portion, was $1,026.8 million and $1,096.0 million, respectively. The Company estimates the fair value of it's long-term debt based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

At December 31, 2020, the Company had short-term lines of credit capacity totaling $1,157.2 million, of which $728.6 million was unused. The weighted average interest rates on short-term borrowings outstanding at December 31, 2020 and 2019, were 1.66% and 3.24%, respectively.

Long-Term Debt

Recourse Long-Term Debt

	December 31,
(in thousands, except percentages)	2020	2019
Note payable, variable rate (1.85% at December 31, 2020), payable in increasing amounts plus interest, due 2026	$225,000	$237,500
Note payable, variable rate (1.60% at December 31, 2020), payable in increasing amounts plus interest, due 2026	150,000	—
Note payable, variable rate (1.60% at December 31, 2020), payable in increasing amounts plus interest, due 2024	145,000	157,500
Note payable, 4.50%, payable at maturity, due 2034 (a)	102,524	105,000
Finance lease obligations, due serially to 2030 (a)	36,484	38,482
Note payable, 4.07%, payable at maturity, due 2021	26,000	26,000
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Note payable, 4.55%, payable at maturity, due 2023	24,000	24,000
Note payable, 3.33%, payable in increasing amounts plus interest, due 2025 (a)	22,634	23,780
Note payable, 3.29%, payable in increasing amounts plus interest, due 2022 (a)	16,028	17,497
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Note payable, variable rate (1.77% at December 31, 2020), payable quarterly, due 2024 (a)	11,250	12,250
Industrial revenue bond, variable rate (1.88% at December 31, 2020), payable at maturity, due 2036	21,000	21,000
Debenture bonds, 2.65% to 4.50%, payable in increasing amounts plus interest, due 2021 through 2031	12,730	26,075
Industrial revenue bond, variable rate, paid 2020	—	3,100
	847,650	747,184
Less: current maturities	69,037	53,353
Less: unamortized prepaid debt issuance costs	5,479	7,833
	$773,134	$685,998
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value $172.4 million.

The aggregate annual maturities of recourse, long-term debt are as follows: 2021 -- $69.0 million; 2022 -- $57.0 million; 2023 -- $65.2 million; 2024 -- $143.6 million; 2025 -- $44.6 million; and $468.2 million thereafter.

Non-Recourse Long-Term Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands)	2020	2019
Note payable, variable rate (3.29% at December 31, 2020), payable at maturity, due 2027	$70,000	$66,094
Note payable, variable rate (2.89% at December 31, 2020) payable at maturity, due 2024	56,600	—
Non-recourse financing obligations, 3.89% to 4.94%, payable at maturity, due 2021 through 2026	21,974	28,855
Finance lease obligations, due serially to 2023	2,825	655
Line of credit, variable rate, paid 2020	—	180,000
Industrial revenue bond, variable rate, paid 2020	—	49,500
Note payable, variable rate, paid 2020	—	15,465
	151,399	340,569
Less: current maturities	6,438	9,545
Less: unamortized prepaid debt issuance costs	1,555	774
	$143,406	$330,250

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2021 -- $6.4 million; 2022 -- $15.5 million; 2023 -- $11.6 million; 2024 -- $74.9 million; 2025 -- $10.5 million; and $32.5 million thereafter.

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

The following table presents at December 31, 2020 and 2019, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Consolidated Balance Sheets:

(in thousands)	December 31, 2020	December 31, 2019
Cash collateral paid	$208,670	$56,005
Fair value of derivatives	(157,301)	(10,323)
Net derivative asset position	$51,369	$45,682

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	December 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$304,533	$4,328	$19,386	$14	$328,261
Commodity derivative liabilities	(192,023)	(348)	(166,850)	(243)	(359,464)
Cash collateral paid	208,196	—	474	—	208,670
Balance sheet line item totals	$320,706	$3,980	$(146,990)	$(229)	$177,467

	December 31, 2019
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$92,429	$1,045	$7,439	$18	$100,931
Commodity derivative liabilities	(40,571)	(96)	(54,381)	(523)	(95,571)
Cash collateral paid	56,005	—	—	—	56,005
Balance sheet line item totals	$107,863	$949	$(46,942)	$(505)	$61,365

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(36,563)	$1,939	$4,236

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	684,654	—	—	—
Soybeans	73,521	—	—	—
Wheat	109,661	—	—	—
Oats	27,482	—	—	—
Ethanol	—	124,795	—	—
Corn oil	—	—	36,015	—
Soybean oil	—	—	26,510	—
Other	4,371	2,058	740	1,859
Subtotal	899,689	126,853	63,265	1,859
Exchange traded:
Corn	267,792	—	—	—
Soybeans	53,730	—	—	—
Wheat	80,733	—	—	—
Oats	1,800	—	—	—
Ethanol	—	73,584	—	—
Propane	—	17,094	—	—
Other	—	2,898	14	149
Subtotal	404,055	93,576	14	149
Total	1,303,744	220,429	63,279	2,008

	December 31, 2019
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	552,359	—	—	—
Soybeans	34,912	—	—	—
Wheat	100,996	—	—	—
Oats	24,700	—	—	—
Ethanol	—	116,448	—	—
Corn oil	—	—	14,568	—
Other	11,363	4,000	305	2,263
Subtotal	724,330	120,448	14,873	2,263
Exchange traded:
Corn	221,740	—	—	—
Soybeans	39,145	—	—	—
Wheat	68,171	—	—	—
Oats	2,090	—	—	—
Ethanol	—	175,353	—	—
Propane	—	5,166	—	—
Other	—	15	—	232
Subtotal	331,146	180,534	—	232
Total	1,055,476	300,982	14,873	2,495

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

At December 31, 2020 and 2019, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

	December 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and Other current liabilities	$(589)	$—
Interest rate contracts included in Other long-term liabilities	(430)	(1,007)
Foreign currency contracts included in Other current assets	2,753	2,742
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	164	—
Interest rate contracts included in Accrued expenses and other current liabilities	(6,664)	(3,118)
Interest rate contracts included in Other long-term liabilities	$(18,539)	$(9,382)

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense)	$(11)	$(718)
Foreign currency derivative gains (losses) included in Other income, net	—	(437)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income	(11,497)	(12,398)
Interest rate derivative gains (losses) included in Interest income (expense)	$(7,982)	$(761)

The following table presents the open interest rate contracts at December 31, 2020:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

6. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31. The Company's expense for its defined contribution plans amounted to $8.1 million in 2020, $8.8 million in 2019 and $7.2 million in 2018. The Company also provides health insurance benefits to certain employees and retirees.

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

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2020	2019	2020	2019
Benefit obligation at beginning of year	$3,088	$4,362	$24,872	$20,638
Service cost	—	—	221	365
Interest cost	48	116	719	854
Actuarial (gains) losses	68	44	452	4,687
Participant contributions	—	—	298	297
Benefits paid	(1,320)	(1,434)	(1,238)	(1,969)
Benefit obligation at end of year	$1,884	$3,088	$25,324	$24,872

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Company contributions	1,320	1,434	940	1,672
Participant contributions	—	—	298	297
Benefits paid	(1,320)	(1,434)	(1,238)	(1,969)
Fair value of plan assets at end of year	$—	$—	$—	$—

Under funded status of plans at end of year	$(1,884)	$(3,088)	$(25,324)	$(24,872)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2020 and 2019 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2020	2019	2020	2019
Accrued expenses and other current liabilities	$1,014	$1,309	$1,310	$1,292
Other long-term liabilities	870	1,779	24,014	23,580
Net amount recognized	$1,884	$3,088	$25,324	$24,872

Following are the details of the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2020:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$3,034	$—	$(4,442)	$2,276
Amounts arising during the period	68	—	452	—
Amounts recognized as a component of net periodic benefit cost	(248)	—	(79)	911
Balance at end of year	$2,854	$—	$(4,069)	$3,187

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2020	2019
Projected benefit obligation	$1,884	$3,088
Accumulated benefit obligation	$1,884	$3,088

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years are as follows:

(in thousands)	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout
2021	$1,014	$1,310
2022	259	1,328
2023	207	1,324
2024	207	1,316
2025	193	1,328
2026-2030	4	6,577

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$221	$365	$319
Interest cost	48	116	130	719	854	752
Expected return on plan assets	—	—	—	(911)	(911)	(910)
Recognized net actuarial loss	248	232	243	79	—	—
Net periodic benefit cost	$296	$348	$373	$108	$308	$161

Following are weighted average assumptions of pension and postretirement benefits for each year:

	Postretirement Benefits
	2020	2019	2018
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	2.2%	3.0%	4.1%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	3.0%	4.1%	3.4%
Expected long-term return on plan assets	—	—	—
Rate of compensation increases	—	—	—
(a)The calculated rate for the unfunded employee retirement plan was 0.50%, 2.00% and 3.20% in 2020, 2019, and 2018, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.
(b)The calculated rate for the unfunded employee retirement plan was 2.00%, 3.20% and 2.50% in 2020, 2019, and 2018, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2020	2019
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A
(a)In 2017, the Company's remaining uncapped participants were converted to a Medicare Exchange Health Reimbursement Arrangement, which put a 2% cap on the Company's share of the related costs.

7. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of ASC 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Ethanol sales contracts are derivatives under ASC 815, Derivatives and Hedging and the Rail segment leasing revenue is accounted for under ASC 842, Leases. The breakdown of revenues between ASC 606 and other standards is as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenues under ASC 606	$1,527,141	$1,391,848	$898,885
Revenues under ASC 815	6,584,909	6,659,932	2,040,866
Revenues under ASC 842	96,386	118,411	105,631
Total revenues	$8,208,436	$8,170,191	$3,045,382

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	Year ended December 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$234,806	$—	$234,806
Primary nutrients	—	—	396,515	—	396,515
Service	9,030	—	5,108	36,852	50,990
Products and co-products	234,219	408,677	—	—	642,896
Frac sand and propane	148,175	—	—	—	148,175
Other	14,569	2,057	26,530	10,603	53,759
Total	$405,993	$410,734	$662,959	$47,455	$1,527,141

	Year ended December 31, 2019
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$46,065	$—	$239,051	$—	$285,116
Primary nutrients	33,612	—	377,648	—	411,260
Service	13,108	8,775	4,202	36,926	63,011
Products and co-products	217,297	131,178	—	—	348,475
Frac sand and propane	238,100	—	—	—	238,100
Other	8,634	860	25,829	10,563	45,886
Total	$556,816	$140,813	$646,730	$47,489	$1,391,848

	Year ended December 31, 2018
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$260,821	$—	$260,821
Primary nutrients	—	—	399,566	—	399,566
Service	11,347	14,105	4,411	35,179	65,042
Products and co-products	—	114,489	—	—	114,489
Other	1,035	—	25,738	32,194	58,967
Total	$12,382	$128,594	$690,536	$67,373	$898,885

For the years ended December 31, 2020, 2019 and 2018 approximately 3%, 4% and 7% of revenues, respectively, are accounted for under ASC 606 are recorded over time which primarily relate to service revenues noted above.

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

Service

Service revenues primarily relate to the railcar repair business. The Company owns several railcar repair shops which repair railcars through specific contracts with customers or by operating as an agent for a particular railroad to repair cars that are on its rail line per Association of American Railroads standards. These contracts contain a single performance obligation which is to complete the requested and/or required repairs on the railcars. As the customer simultaneously receives and consumes the benefit of the repair work performed, revenue for these contracts is recognized over time. The Company uses an input-based measure of progress using costs incurred to total expected costs as that is the measure that most faithfully depicts progress towards satisfying the performance obligation. Upon completion of the work, the invoice is sent to the customer, with payment terms that generally range from 0 - 30 days.

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

Frac sand and propane

Sand products and propane products are primarily sold to United States customers in the energy industry. Revenue is recognized at a point in time when obligations under the terms of a contract with the customer are satisfied.  This occurs with the transfer of control of our products to customers when products are shipped for direct sales to customers or when the product is picked up by a customer either at the plant location or transload location. Contracts contain one performance obligation which is the delivery to the customer at a point in time. Revenue is measured as the amount of consideration received in exchange for transferring products. The Company recognizes the cost for shipping as an expense in cost of sales and merchandising revenues when control over the product has transferred to the customer. Payment terms generally range from 0 - 30 days.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2020	2019
Balance at January 1	$28,467	$28,858
Balance at December 31	45,634	28,467

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

Leasing

We lease railcars and other operating assets under full-service and net operating leases. We price full-service leases as an integrated service that includes amounts related to maintenance, insurance, and ad valorem taxes. In accordance with applicable guidance, we do not separate lease and non-lease components when reporting revenue for our full-service operating leases. In some cases, we lease railcars that, at commencement, are classified as sales-type leases. For certain operating leases, revenue is based on equipment usage and is recognized when earned. Typically, our leases do not provide customers with renewal options or options to purchase the asset, however, a portion of our leases do contain month-to-month provisions upon expiration of the initial lease period. Our lease agreements do not generally have residual value guarantees. We collect reimbursements from customers for damage to our railcars, as well as additional rental payments for usage above specified levels, as provided in the lease agreements.

The Company's revenues under ASC 842 are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Operating lease revenue	$90,672	$105,124
Sales-type lease revenue	538	8,014
Variable lease revenue	5,176	5,273
Total revenues	$96,386	$118,411

8. Income Taxes

Income tax provision (benefit) applicable to continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(42,718)	$1,079	$(549)
State and local	(748)	1,215	323
Foreign	7,133	4,361	1,138
	(36,333)	6,655	912
Deferred:
Federal	29,158	4,409	10,073
State and local	1,127	1,925	578
Foreign	(4,211)	62	367
	26,074	6,396	11,018
Total:
Federal	(13,560)	5,488	9,525
State and local	379	3,140	901
Foreign	2,922	4,423	1,505
	$(10,259)	$13,051	$11,931

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
U.S.	$(38,419)	$18,982	$46,678
Foreign	13,945	9,129	6,478
	$(24,474)	$28,111	$53,156

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of related federal taxes	4.6	7.3	3.4
U.S. tax rate change and other tax law impacts (a)	60.2	2.1	(1.5)
Effect of noncontrolling interest	(18.8)	2.4	0.1
Derivative instruments and hedging activities	(13.0)	—	—
Income taxes on foreign earnings	(6.8)	(0.6)	(1.5)
Nondeductible compensation	(6.1)	4.6	1.5
Release (accrual) of unrecognized tax benefits	2.7	3.9	(0.1)
Tax effect of GILTI	—	0.4	1.4
Research and development and other tax credits	1.4	(23.2)	(3.4)
Equity method investments	(0.1)	5.7	1.1
Acquisition related permanent item	—	24.0	—
Other, net	(3.2)	(1.2)	0.5
Effective tax rate	41.9%	46.4%	22.5%
(a) Reflects the impact of the CARES Act which provided a financial statement benefit of $14.8 million.

Net income taxes of $2.4 million were paid in 2020, net income taxes of $2.0 million were paid in 2019, and net income taxes of $5.4 million were received in 2018.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax liabilities:
Property, plant and equipment and Rail assets leased to others	$(203,432)	$(149,317)
Identifiable intangibles	(9,677)	(13,736)
Investments	(50,244)	(41,354)
Other	(7,878)	(10,228)
	(271,231)	(214,635)
Deferred tax assets:
Employee benefits	20,910	20,583
Accounts and notes receivable	4,207	3,577
Inventory	1,905	2,437
Federal income tax credits	25,163	12,005
Deferred interest (b)	359	2,385
Net operating loss carryforwards	25,427	5,259
Derivatives instruments	5,949	3,123
Lease liability	9,068	11,072
Other	9,548	8,970
Total deferred tax assets	102,536	69,411
less: Valuation allowance	1,452	931
	101,084	68,480
Net deferred tax liabilities	$(170,147)	$(146,155)
(b) The deferred interest tax asset represents disallowed interest deductions under IRC Section 163(j) (Limitation on Deduction for interest on Certain Indebtedness) for the current year. The disallowed interest is able to be carried forward indefinitely and utilized in future years pursuant to IRC Section 163(j)).

On December 31, 2020, the Company had $74.8 million, $204.0 million and $1.9 million of U.S. Federal, state and non-U.S. net operating loss carryforwards that begin to expire in 2035, 2021 and 2034, respectively. The Company also has $16.1 million of general business credits that expire after 2032 and $7.9 million of foreign tax credits that begin to expire after 2034.

Additionally, the company has elected to treat Global Intangible Low Tax Income (“GILTI”), as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years. As of December 31, 2020, there was no financial statement impact related to GILTI.

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

Our unrecognized tax benefits represent tax positions for which reserves have been established. As of December 31, 2020, 2019 and 2018, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. A reconciliation of theses unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2018	$787
Reductions as a result of a lapse in statute of limitations	(169)
Balance at December 31, 2018	618

Additions based on tax positions related to the current year	1,766
Additions based on tax positions related to prior years	20,649
Reductions based on tax positions related to prior years	(155)
Reductions as a result of a lapse in statute of limitations	(463)
Balance at December 31, 2019	22,415

Additions based on tax positions related to the current year	11,598
Additions based on tax positions related to prior years	12,013
Reductions based on tax positions related to prior years	(1,566)
Reductions as a result of a lapse in statute of limitations	(59)
Balance at December 31, 2020	$44,401

As of December 31, 2020, 2019 and 2018, the total amount of unrecognized tax benefits was $44.4 million, $22.4 million and $0.6 million, respectively, of which in 2020 and 2019 the unrecognized tax benefits were primarily associated with R&D Credits.

For the years ended December 31, 2020 and 2019, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing and if/when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At December 31, 2020 and 2019, the company recorded reserves of $1.8 million and $2.1 million, respectively, of interest and penalties on uncertain tax positions in the Consolidated Balance Sheets.

The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities in the U.S., multiple foreign, state and local jurisdictions. The Company’s Mexican federal income tax return for tax year 2015 is currently under audit along with The Andersons Inc. for 2018. Four of the company’s subsidiary partnership returns are under audit by the IRS for 2015. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could change the Company’s unrecognized tax benefits during the next twelve months. It is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefit in the next twelve months.

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

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in of accumulated other comprehensive income (loss) "AOCI" attributable to the Company for the twelve months ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Currency Translation Adjustment
Beginning balance	$1,065	$(11,550)
Other comprehensive income (loss) before reclassifications	5,331	1,352
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	11,666
Tax effect	(657)	(403)
Other comprehensive income (loss), net of tax	4,674	12,615
Ending Balance	$5,739	$1,065
Cash Flow Hedges
Beginning balance	$(9,443)	$(126)
Other comprehensive income (loss) before reclassifications	(19,565)	(13,608)
Amounts reclassified from accumulated other comprehensive income (loss) (b)	8,068	1,210
Tax effect	2,834	3,081
Other comprehensive income (loss), net of tax	(8,663)	(9,317)
Ending Balance	$(18,106)	$(9,443)
Pension and Other Postretirement Plans
Beginning balance	$889	$5,031
Other comprehensive income (loss) before reclassifications	(200)	(4,498)
Amounts reclassified from accumulated other comprehensive income (loss) (c)	(911)	(911)
Tax effect	255	1,267
Other comprehensive income (loss), net of tax	(856)	(4,142)
Ending Balance	$33	$889
Investments in Convertible Preferred Securities
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending Balance	$258	$258

Total AOCI Ending Balance	$(12,076)	$(7,231)
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

10. Fair Value Measurements

Generally accepted accounting principles define fair value as an exit price and also establish a framework for measuring fair value. An exit price represents the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is used, which prioritizes the inputs used in measuring fair value as follows:

•Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2 inputs: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•Level 3 inputs: Unobservable inputs (e.g., a reporting entity's own data).

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019:

(in thousands)	December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,369	$126,098	$—	$177,467
Provisionally priced contracts (b)	19,793	(48,818)	—	(29,025)
Convertible preferred securities (c)	—	—	8,849	8,849
Other assets and liabilities (d)	7,972	(26,058)	—	(18,086)
Total	$79,134	$51,222	$8,849	$139,205

(in thousands)	December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$45,682	$15,683	$—	$61,365
Provisionally priced contracts (b)	(118,414)	(68,237)	—	(186,651)
Convertible preferred securities (c)	—	—	8,404	8,404
Other assets and liabilities (d)	9,469	(13,507)	—	(4,038)
Total	$(63,263)	$(66,061)	$8,404	$(120,920)
(a)Includes associated cash posted/received as collateral
(b)Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)
(c)Recorded in “Other assets” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.
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
Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of a commodity, but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or the Company has delivered a provisionally priced commodity and a subsequent payable or receivable is set up for any future changes in the commodity price, quoted exchange prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.
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
A reconciliation of beginning and ending balances for the Company’s recurring fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2020	2019
Assets at January 1,	$8,404	$7,154
Additional investments	445	1,250
Assets at December 31,	$8,849	$8,404

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of December 31, 2020 and 2019:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,849	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/2019	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,404	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2019	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (a)	$16,546	Third party appraisal	Various	N/A
Real property (b)	608	Market approach	Various	N/A
Equity method investment (c)	12,424	Discounted cash flow analysis	Various	N/A
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

There were no non-recurring fair value measurements as of December 31, 2020.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Party Transactions

Equity Method Investments

The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is generally presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received, or other-than-temporary impairments recognized. The amount of equity method investments has decreased substantially from the prior year as two acquisitions in 2019 resulted in the consolidation of the former equity method investments. In January 2019, the Company purchased the remaining equity of LTG and Thompsons Limited and in October 2019, the Company merged its existing equity method ethanol investments to create the consolidated entity of TAMH.

The following table presents aggregate summarized financial information of the Company's equity method investments as they qualified as significant equity method investees in the aggregate for the years ended December 31, 2019 and 2018. No individual equity investments qualified as significant for the years ended December 31, 2020, 2019 and 2018.

	December 31,
(in thousands)	2020	2019	2018
Sales	$1,625,686	$1,930,289	$6,111,036
Gross profit	32,467	39,253	257,594
Income from continuing operations	3,315	1,895	71,608
Net income	2,777	940	68,876

Current assets	370,190	255,052	1,111,826
Non-current assets	89,456	80,823	526,169
Current liabilities	296,074	196,163	792,184
Non-current liabilities	40,077	31,509	281,103
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2020	2019
Providence Grain Group Inc.	$12,467	$12,424
Quadra Commodities S.A.	7,013	5,574
Other	6,981	5,859
Total	$26,461	$23,857
The following table summarizes income (losses) earned from the Company’s equity method investments by entity:

	% ownership at December 31, 2020	December 31,
(in thousands)		2020	2019	2018
The Andersons Albion Ethanol LLC (a)	N/A	$—	$(1,292)	$5,531
The Andersons Clymers Ethanol LLC (a)	N/A	—	(151)	4,846
The Andersons Marathon Ethanol LLC (a)	N/A	—	920	3,832
Lansing Trade Group, LLC (b)	N/A	—	—	10,413
Thompsons Limited (b)	N/A	—	—	2,568
Providence Grain Group Inc. (c)	37.8%	(233)	(7,411)	—
Quadra Commodities S.A. (c)	17.7%	1,439	910	—
Other	5% - 52%	(568)	(335)	(49)
Total		$638	$(7,359)	$27,141
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
(c) The Company acquired the equity method investments in Providence Grain Group Inc. and Quadra Commodities S.A. through the consolidation of LTG in 2019.

Total distributions received from unconsolidated affiliates were de minimus for the year ended December 31, 2020.
Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with certain of the investments described above, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	December 31,
(in thousands)	2020	2019	2018
Sales revenues	$176,768	$246,540	$358,856
Service fee revenues (a)	—	12,181	20,843
Purchases of product (b)	52,665	569,619	741,736
Lease income (c)	583	3,516	6,523
Labor and benefits reimbursement (d)	—	10,973	13,487
(a)Prior period service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains ("DDG") marketing fees, and other commissions. In the current period and in the fourth quarter of 2019 these revenues are now eliminated in consolidation as a result of the TAMH merger.
(b)Prior period purchases of product include ethanol and co-products purchased from the unconsolidated ethanol LLCs. In the current period and in the fourth quarter of 2019 these purchases are now eliminated in consolidation as a result of the TAMH merger.
(c)Prior period lease income includes certain railcars leased to related parties and the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities. In the current period and in the fourth quarter of 2019 this income is now eliminated in consolidation as a result of the TAMH merger.
(d)Prior period labor and benefits reimbursement includes all operations labor to the unconsolidated ethanol LLCs. In the current period and in the fourth quarter of 2019 this reimbursement is now eliminated in consolidation as a result of the TAMH merger.

	December 31,
(in thousands)	2020	2019
Accounts receivable (e)	$5,623	$10,603
Accounts payable (f)	5,251	12,303
(e)Accounts receivable represents amounts due from related parties for sales of ethanol and other various items.
(f)Accounts payable represents amounts due to related parties for purchases of equipment and other various items.

12. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business purchases and sells ethanol, and provides risk management, origination and management services to ethanol production facilities. The Plant Nutrient business manufactures and distributes agricultural inputs, primary nutrients and specialty fertilizers, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. Included in Other are the corporate level costs not attributed to an operating segment. In January 2020, the Company moved its Lansing Vermont DDG business from the Trade group to the Ethanol group as part of internal restructuring efforts. Prior year results have been recast to reflect this change.

During the third quarter of 2020, the Company announced a change in the management structure of the business. The Trade and Ethanol Groups and the Rail and Plant Nutrient Groups were combined to be led by one Company president each. The Company considered current accounting guidance concluding that its reportable operating segments would not change under the new management structure as the aggregation criteria could not be met.

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

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenues from external customers
Trade	$6,141,402	$6,144,526	$1,433,660
Ethanol	1,260,259	1,211,997	747,009
Plant Nutrient	662,959	646,730	690,536
Rail	143,816	166,938	174,177
Total	$8,208,436	$8,170,191	$3,045,382

	Year ended December 31,
(in thousands)	2020	2019	2018
Interest expense (income)
Trade	$21,974	$34,843	$11,845
Ethanol	7,461	943	(1,890)
Plant Nutrient	5,805	7,954	6,499
Rail	17,491	16,486	11,377
Other	(1,456)	(535)	17
Total	$51,275	$59,691	$27,848

	Year ended December 31,
(in thousands)	2020	2019	2018
Equity in earnings (losses) of affiliates
Trade	$638	$(6,835)	$12,932
Ethanol	—	(524)	14,209
Total	$638	$(7,359)	$27,141

	Year ended December 31,
(in thousands)	2020	2019	2018
Other income, net
Trade	$11,954	$11,142	$843
Ethanol	2,795	913	2,766
Plant Nutrient	1,274	4,903	2,495
Rail	2,885	1,583	3,516
Other	1,540	1,568	6,382
Total	$20,448	$20,109	$16,002

	Year ended December 31,
(in thousands)	2020	2019	2018
Income (loss) before income taxes attributable to the Company
Trade	$24,687	$(17,328)	$21,715
Ethanol	(25,413)	50,907	27,076
Plant Nutrient	16,015	9,159	12,030
Rail	2,607	15,090	17,379
Other	(20,445)	(26,470)	(24,785)
Income (loss) before income taxes attributable to the Company	(2,549)	31,358	53,415
Income (loss) attributable to noncontrolling interests	(21,925)	(3,247)	(259)
Income (loss) before income taxes	$(24,474)	$28,111	$53,156

	Year ended December 31,
(in thousands)	2020	2019
Identifiable assets
Trade	$2,486,412	$2,012,060
Ethanol	666,839	690,548
Plant Nutrient	374,653	383,781
Rail	676,154	693,931
Other	68,063	120,421
Total	$4,272,121	$3,900,741

	Year ended December 31,
(in thousands)	2020	2019	2018
Capital expenditures
Trade	$14,911	$31,173	$17,203
Ethanol	39,791	104,023	101,320
Plant Nutrient	16,565	20,413	15,723
Rail	4,422	1,827	5,295
Other	1,458	3,548	3,038
Total	$77,147	$160,984	$142,579

	Year ended December 31,
(in thousands)	2020	2019	2018
Depreciation and amortization
Trade	$44,627	$50,973	$16,062
Ethanol	73,224	23,727	6,136
Plant Nutrient	25,407	25,985	26,871
Rail	35,573	34,122	29,164
Other	9,807	11,359	12,064
Total	$188,638	$146,166	$90,297

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenues from external customers by geographic region
United States	$6,315,055	$6,350,643	$2,832,007
Canada	526,143	666,289	136,439
Mexico	246,523	294,644	34
Other	1,120,715	858,615	76,902
Total	$8,208,436	$8,170,191	$3,045,382

The net book value of Trade property, plant and equipment in Canada as of December 31, 2020 and 2019 was $39.9 million and $41.2 million, respectively. The net book value of the leased railcars in Canada as of December 31, 2020 and 2019 was $20.8 million and $22.7 million, respectively.

13. Leases

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

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to leases:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2020	2019
Assets
Operating lease assets	Right of use assets, net	$56,031	$76,401
Finance lease assets	Property, plant and equipment, net	25,921	23,723
Finance lease assets	Rail assets leased to others, net	15,824	17,465
Total leased assets		97,776	117,589

Liabilities
Current operating leases	Accrued expenses and other current liabilities	19,575	25,700
Non-current operating leases	Long-term lease liabilities	37,177	51,091
Total operating lease liabilities		56,752	76,791

Current finance leases	Current maturities of long-term debt	2,914	17,636
Non-current finance leases	Long-term debt	36,394	21,501
Total finance lease liabilities		39,308	39,137
Total lease liabilities		$96,060	$115,928

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

		Year ended December 31,
(in thousands)	Statement of Operations Classification	2020	2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$21,127	$26,230
Operating lease cost	Operating, administrative and general expenses	10,990	13,711
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	1,451	357
Amortization of right-of-use assets	Operating, administrative and general expenses	1,008	1,119
Interest expense on lease liabilities	Interest expense	1,289	1,023
Other lease cost (a)	Cost of sales and merchandising revenues	663	822
Other lease cost (a)	Operating, administrative and general expenses	260	322
Total lease cost		$36,788	$43,584
(a) Other lease cost includes short-term lease costs and variable lease costs.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of a lease renewal option is generally at the sole discretion of the Company. In addition, certain lease agreements may be terminated prior to their original expiration date at the discretion of the Company. Each renewal and termination option is evaluated at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The following table summarizes the weighted average remaining lease terms.

	As of December 31,
Weighted Average Remaining Lease Term	2020	2019
Operating leases	4.6 years	4.1 years
Finance leases	7.4 years	6.5 years

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The following table summarizes the weighted average discount rate used to measure the Company's lease liabilities.

	As of December 31,
Weighted Average Discount Rate	2020	2019
Operating leases	3.96%	3.88%
Finance leases	3.42%	3.72%

Supplemental Cash Flow Information Related to Leases

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,444	$25,304
Operating cash flows from finance leases	1,289	1,023
Financing cash flows from finance leases	4,115	1,973
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,160	29,427
Finance leases	4,672	16,998

Maturity Analysis of Leases Liabilities

	December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Total
2021	$21,262	$3,995	$25,257
2022	14,698	4,002	18,700
2023	10,389	4,003	14,392
2024	5,552	3,875	9,427
2025	2,233	2,931	5,164
Thereafter	7,067	26,547	33,614
Total lease payments	61,201	45,353	106,554
Less: interest	4,449	6,045	10,494
Total	$56,752	$39,308	$96,060

	December 31, 2019
(in thousands)	Operating Leases	Finance Leases	Total
2020	$28,145	$18,185	$46,330
2021	19,230	2,334	21,564
2022	13,574	2,341	15,915
2023	9,887	2,342	12,229
2024	5,567	2,176	7,743
Thereafter	6,956	16,154	23,110
Total lease payments	83,359	43,532	126,891
Less: interest	6,568	4,395	10,963
Total	$76,791	$39,137	$115,928

Future Minimum Lease Payments Receivable (for leases in effect as of December 31, 2020)

(in thousands)	Operating Leases	Sales-type and Direct Financing Leases
2021	$68,261	$1,378
2022	44,530	1,378
2023	26,536	365
2024	17,480	—
2025	11,902	—
Thereafter	19,573	—
Total	$188,282	$3,121

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

Commitments

As of December 31, 2020, the Company carries $1.0 million in industrial revenue bonds with the City of Colwich, Kansas (the "City") that mature in 2029, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheets under a capital lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the capital lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2020.

15. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019 and subsequently approved by Shareholders on May 10, 2019, is authorized to issue up to 2.3 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 1.0 million shares remain available for issuance at December 31, 2020.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. Forfeitures are estimated at the date of grant based on historical experience. Total compensation expense recognized in the Consolidated Statements of Operations for all stock compensation programs was $10.2 million, $16.2 million, and $6.6 million in 2020, 2019 and 2018, respectively. Of the expense recognized, approximately $4.3 million and $9.4 million were related to awards granted as part of the Lansing Acquisition 2018 Inducement and Retention Award Plan for the years ended December 31, 2020 and 2019, respectively.

Non-Qualified Stock Options ("Options")

In 2015, the Company granted 325 thousand non-qualified stock options upon hiring of a senior executive. The fair value of the options was estimated at the date of grant under the Black-Scholes option pricing model. The options have a term of seven years with a weighted average exercise price of $35.40 and have since fully vested. All non-qualified stock options remain outstanding as of December 31, 2020.

Restricted Stock Awards ("RSAs")

These awards carry voting and dividend equivalent rights upon vesting; however, sale of the shares is restricted prior to vesting. RSAs graded vest over a period of 3 years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight-line basis.

A summary of the status of the Company's non-vested RSAs as of December 31, 2020, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	707	$34.99
Granted	284	18.35
Vested	(413)	32.68
Forfeited	(11)	25.94
Non-vested at December 31, 2020	567	$28.50

	Year ended December 31,
	2020	2019	2018
Total fair value of shares vested (in thousands)	$13,510	$8,225	$4,681
Weighted average fair value of RSAs granted	$18.35	$33.87	$34.36

As of December 31, 2020, there was $3.5 million of total unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over a weighted-average period of 1.3 years.

Earnings Per Share-Based Performance Share Units (“EPS PSUs”)

Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2020, 2019 and 2018 at 10%, 0% and 0% of the maximum amount available for issuance, respectively.

EPS PSUs Activity

A summary of the status of the Company's EPS PSUs as of December 31, 2020, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	263	$32.58
Granted	203	19.06
Vested	—	—
Forfeited	(122)	32.71
Non-vested at December 31, 2020	344	$24.58

	Year ended December 31,
	2020	2019	2018
Weighted average fair value of EPS PSUs granted	$19.06	$27.23	$35.36

As of December 31, 2020, there was $0.2 million unrecognized compensation cost related to non-vested EPS PSUs that is expected to be recognized over a weighted-average period of 1.4 years.

Total Shareholder Return-Based Performance Share Units (“TSR PSUs”)

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

2020
Risk free interest rate	0.85%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	33%
Expected term (in years)	2.83
Correlation coefficient	0.43

TSR PSUs Activity

A summary of the status of the Company's TSR PSUs as of December 31, 2020, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2020	263	$46.85
Granted	203	16.80
Vested	—	—
Forfeited	(122)	39.32
Non-vested at December 31, 2020	344	$31.83

	Year ended December 31,
	2020	2019	2018
Weighted average fair value of TSR PSUs granted	$16.80	$49.20	$46.51

As of December 31, 2020, there was approximately $1.8 million unrecognized compensation cost related to non-vested TSR PSUs that is expected to be recognized over a weighted-average period of 1.5 years.

Employee Share Purchase Plan (the “ESP Plan”)

The Company's 2019 ESP Plan is authorized to issue up to 230 thousand common shares. The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 173 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

	Year ended December 31,
	2020	2019	2018
Risk free interest rate	1.59%	1.59%	2.57%
Dividend yield	2.71%	2.27%	2.23%
Volatility factor of the expected market price of the common shares	36%	36%	33%
Expected life for the options (in years)	1.0	1.0	1.0

16. Business Acquisitions

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

The purchase price allocation was finalized in the second quarter of 2020. A summary of the consideration given is as follows:

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

	Year ended December 31,
(in thousands)	2020	2019
Net sales	$8,208,436	$8,377,863
Net loss	(14,215)	(24,475)
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

17. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

(in thousands)	Trade	Ethanol	Rail	Plant Nutrient	Total
Balance at January 1, 2018	$1,171	$—	$4,167	$686	$6,024
Acquisitions	—	—	—	—	—
Impairments	—	—	—	—	—
Balance at December 31, 2018	1,171	—	4,167	686	6,024
Acquisitions	126,610	2,726	—	—	129,336
Impairments	—	—	—	—	—
Balance at December 31, 2019	127,781	2,726	4,167	686	135,360
Reorganization (a)	(5,714)	5,714	—	—	—
Acquisitions (b)	—	349	—	—	349
Impairments	—	—	—	—	—
Balance at December 31, 2020	$122,067	$8,789	$4,167	$686	$135,709

(a) Reorganization related to move of the DDG business line from the Trade to Ethanol segment.
(b) Acquisitions represent the TAMH acquisitions finalized goodwill allocation.

Goodwill for the Trade segment is $122.1 million, net of accumulated impairment losses of $46.4 million as of December 31, 2020. Goodwill for the Plant Nutrient segment is $0.7 million, net of accumulated impairment losses of $68.9 million as of December 31, 2020.

The Company had goodwill of approximately $135.7 million at December 31, 2020, which includes approximately $80.8 million related to the Company's Grain Storage and Merchandising (GSM) reporting unit, approximately $41.3 million related to the Company's Food and Specialty Ingredients (FSI) reporting unit, approximately $8.8 million related to the Company's Ethanol reporting unit. The remaining goodwill balances are split between the Rail Repair and Lawn reporting units of approximately $4.2 million and $0.7 million, respectively.

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted average cost of capital ("WACC") of a hypothetical third-party buyer. The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting units and which captures the perceived risks and uncertainties associated with the reporting unit's cash flows. The cost of debt is the rate that a prudent investor would require to lend money to the reporting units on an after tax basis and is estimated based on a market-derived analysis of corporate bond yields. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting units being tested. The WACC applied in each reporting unit's last quantitative test ranged from 8.75% to 10.75% which includes a company specific risk premium range from 2.0% to 4.0%. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.

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

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the Ethanol, GSM and FSI reporting units are determined to have the greatest risk of future impairment charges given the difference (approximately 6%, 9% and 14%, respectively) between the BEV and carrying value of these reporting units as of the Company's annual impairment test date. The BEVs of the Company's other reporting units more substantially exceed their carrying values. If the Company's projected future cash flows were lower, or if the assumed weighted average cost of capital were higher, the testing performed at year-end may have indicated an impairment of the goodwill related to one or more of the Company's reporting units. Any impairment charges that the Company may take in the future could be material to its consolidated results of operations and financial condition.

No goodwill impairment charges were incurred in the years ended December 31, 2020, 2019 or 2018 as a result of our annual impairment testing.

The Company's other intangible assets are as follows:

(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value
December 31, 2020
Intangible asset class
Customer list	3	to	10	$131,432	$45,946	$85,486
Non-compete agreements	1	to	7	21,346	15,711	5,635
Supply agreement	10	to	10	9,060	6,988	2,072
Technology	10	to	10	13,400	7,538	5,862
Trademarks and patents	7	to	10	15,810	10,764	5,046
Lease intangible	1	to	8	8,195	5,368	2,827
Software	2	to	10	89,038	53,626	35,412
Other	3	to	5	1,009	409	600
				$289,290	$146,350	$142,940
December 31, 2019
Intangible asset class
Customer list	3	to	10	$131,832	$33,971	$97,861
Non-compete agreement	1	to	7	23,813	12,446	11,367
Supply agreement	10	to	10	9,060	6,526	2,534
Technology	10	to	10	13,400	6,197	7,203
Trademarks and patents	7	to	10	15,810	9,491	6,319
Lease intangible	1	to	8	9,744	4,600	5,144
Software	2	to	10	90,836	46,010	44,826
Other	3	to	5	445	387	58
				$294,940	$119,628	$175,312
Amortization expense for intangible assets was $32.2 million, $35.4 million and $19.1 million for 2020, 2019 and 2018, respectively. Expected future annual amortization expense for the above assets is as follows: 2021 -- $30.8 million; 2022 -- $23.5 million; 2023 -- $22.3 million; 2024 -- $19.0 million; and 2025 -- $12.6 million.

In December 2019, the Company recorded impairment charges of $2.5 million for intangibles in the Trade segment related to a frac sand non-compete agreement. The Company also recorded a $2.2 million impairment charge for brand related intangibles within the Plant Nutrient segment in the fourth quarter.

18. Sale of Assets

During 2020, the Company sold part of its grain assets in Geneva, New York plus working capital during the third quarter for $11.6 million resulting in a pre-tax gain of $1.4 million recorded in Other income, net.

During 2019, the Company sold the agronomy assets of ANDE Canada (formerly Thompsons Limited), a wholly owned subsidiary, in Ontario, Canada for $25.1 million resulting in a pre-tax gain of $5.7 million recorded in Other income, net. The Company sold its farm center assets in Bay City, Michigan for $4.6 million resulting in a pre-tax gain of $2.9 million recorded in Other income, net. The Company sold its assets in Union City, Tennessee for $0.6 million resulting in a pre-tax loss of $0.6 million in Other income, net.

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

19. Subsequent Events

On January 21, 2021, The Andersons, Inc. entered into a credit agreement that includes a short term $250 million term note for working capital needs in which the entire stated principal is due on December 31, 2021. Borrowings under the credit agreement bear interest at variable interest rates, which are based on LIBOR plus an applicable spread.

On February 4, 2021, The Andersons, Inc. completed the second amendment to its credit agreement dated January 11, 2019. The amendment, which replaces an underwritten bridge loan received on January 21, 2021, provides for a short term $250 million term note in which the entire stated principal is due on December 31, 2021. The term note will bear interest at variable interest rates, which are based on LIBOR plus an applicable spread.

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
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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
February 25, 2021

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers” and “Other Information-Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders, and is incorporated herein by reference.

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

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Articles of Incorporation.	10-K	3.1	December 31, 2019

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.2	Form of Indenture dated June 28, 2012, between The Andersons, Inc. and Huntington National Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in Registration Statement No. 333-182428).	S-3	4.1	June 29, 2012

10.01	Cargill Lease and Sublease dated June 1, 2008.	10-K	10.11	December 31, 2018

10.02	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	10-K	10.58	December 31, 2013

10.03	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	8-K	10.2	June 28, 2018

10.04	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated	8-K	10.1	June 28, 2018

10.05*	2004 Employee Share Purchase Plan Restated and Amended January 2019	DEF 14A	Appendix B	March 19, 2019

10.06	The Andersons, Inc. 2014 Long-Term Incentive Compensation Plan effective May 2, 2014.	DEF 14A	Appendix C	March 12, 2014

10.07*	The Andersons, Inc. 2019 Long-Term Incentive Compensation Plan	DEF 14A	Appendix C	March 19, 2019

10.08*	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe	10-Q	10	September 30, 2015

10.09*	Management Performance Program	10-K	10.33	December 31, 2017

10.10	Form of Change in Control and Severance Participation Agreement	10-K	10.34	December 31, 2017

10.11	Change in Control and Severance Policy	10-K	10.35	December 31, 2017

10.12*	The Andersons, Inc. Lansing Acquisition 2018 Inducement and Retention Plan dated December 21, 2018	S-8	4	December 21, 2018

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.13*	Inducement and Retention Restricted Stock Award Agreement	S-8	10.1	December 21, 2018

10.14*	Employment Agreement between The Andersons, Inc. and William E. Krueger	8-K	10	January 2, 2019

10.15	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.16*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.3	March 31, 2019

10.17*	Form of Restricted Share Award	10-Q	10.4	March 31, 2019

10.18*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	June 30, 2019

10.19*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.2	June 30, 2019

10.20	CREDIT AGREEMENT by and among THE ANDERSONS MARATHON HOLDINGS LLC, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Bookrunners dated October 1, 2019.	8-K	10.2	October 3, 2019

10.21	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

10.22	First Amendment to Credit Agreement between THE ANDERSONS MARATHON HOLDINGS LLC and COBANK, ACB.	8-K	10.1	December 17, 2019

10.23	First Amendment to Loan Agreement	10-Q	10.1	June 30, 2020

10.24	Second Amendment to Credit Agreement	10-Q	10.2	June 30, 2020

10.25	Amendment No. 1 to Credit Agreement	10-Q	10.1	September 30, 2020

10.26	Amendment No. 2 to Credit Agreement	8-K	10.1	February 5, 2021

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

23.2**	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

23.3**	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP - Canada.

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

95**	Mine Safety Disclosure

101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

 Item 16. Form 10-K Summary

Not applicable

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Allowance for doubtful accounts receivable
2020	$12,781	$7,042	$—	$(4,349)	$15,474
2019	8,325	4,678	—	(222)	12,781
2018	9,156	542	—	(1,373)	8,325
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance for doubtful accounts receivable accounts.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC. (Registrant)

Date: February 25, 2021	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/25/2021	/s/ Catherine M. Kilbane	Director	2/25/2021
Patrick E. Bowe	(Principal Executive Officer)		Catherine M. Kilbane

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/25/2021	/s/ Ross W. Manire	Director	2/25/2021
Brian A. Valentine	(Principal Financial Officer)		Ross W. Manire

/s/ Michael T. Hoelter	Corporate Controller	2/25/2021	/s/ Patrick S. Mullin	Director	2/25/2021
Michael T. Hoelter	(Principal Accounting Officer)		Patrick S. Mullin

/s/ Michael J. Anderson, Sr.	Chairman	2/25/2021	/s/ John T. Stout, Jr.	Director	2/25/2021
Michael J. Anderson, Sr.			John T. Stout, Jr.

/s/ Gerard M. Anderson	Director	2/25/2021	/s/ Pamela S. Hershberger	Director	2/25/2021
Gerard M. Anderson			Pamela S. Hershberger

/s/ Stephen F. Dowdle	Director	2/25/2021	/s/ Robert J. King, Jr.	Director	2/25/2021
Stephen F. Dowdle			Robert J. King, Jr.