Form 10-Q
period 2021-03-31
Andersons, Inc.
filed 2021-05-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2021

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

The registrant had 33,231,852 common shares outstanding at April 23, 2021.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$35,393	$29,123	$19,693
Accounts receivable, net	699,725	659,834	539,671
Inventories (Note 2)	1,295,061	1,300,693	1,028,076
Commodity derivative assets – current (Note 5)	317,939	320,706	149,070
Other current assets	88,771	106,053	85,372
Total current assets	2,436,889	2,416,409	1,821,882
Other assets:
Goodwill	135,709	135,709	135,360
Other intangible assets, net	135,611	142,940	167,398
Right of use assets, net	55,802	56,031	62,182
Other assets, net	63,858	49,907	47,215
Total other assets	390,980	384,587	412,155
Rail assets leased to others, net (Note 3)	580,599	591,946	597,069
Property, plant and equipment, net (Note 3)	858,269	879,179	921,585
Total assets	$4,266,737	$4,272,121	$3,752,691
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$915,205	$403,703	$392,450
Trade and other payables	538,691	957,683	553,416
Customer prepayments and deferred revenue	163,935	180,160	121,148
Commodity derivative liabilities – current (Note 5)	91,448	146,990	90,491
Current maturities of long-term debt (Note 4)	49,937	75,475	80,758
Accrued expenses and other current liabilities	158,900	167,671	147,225
Total current liabilities	1,918,116	1,931,682	1,385,488
Long-term lease liabilities	37,246	37,177	43,308
Long-term debt, less current maturities (Note 4)	906,720	916,540	987,526
Deferred income taxes	173,481	170,147	156,804
Other long-term liabilities	48,623	55,915	65,703
Total liabilities	3,084,186	3,111,461	2,638,829
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,786, 33,599 and 33,550 shares issued at 3/31/2021, 12/31/2020 and 3/31/2020, respectively)	140	138	137
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	355,961	348,714	341,382
Treasury shares, at cost (123, 45 and 21 shares at 3/31/2021, 12/31/2020 and 3/31/2020, respectively)	(2,872)	(966)	(652)
Accumulated other comprehensive loss	(1,214)	(12,076)	(27,649)
Retained earnings	631,652	626,081	599,039
Total shareholders’ equity of The Andersons, Inc.	983,667	961,891	912,257
Noncontrolling interests	198,884	198,769	201,605
Total equity	1,182,551	1,160,660	1,113,862
Total liabilities and equity	$4,266,737	$4,272,121	$3,752,691
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended March 31,
	2021	2020
Sales and merchandising revenues (Note 6)	$2,635,729	$1,853,105
Cost of sales and merchandising revenues	2,513,017	1,789,975
Gross profit	122,712	63,130
Operating, administrative and general expenses	99,872	105,060
Interest expense, net	13,169	15,587
Other income, net:
Equity in earnings of affiliates, net	1,794	129
Other income, net	7,542	4,813
Income (loss) before income taxes	19,007	(52,575)
Income tax provision (benefit)	5,745	(1,464)
Net income (loss)	13,262	(51,111)
Net loss attributable to the noncontrolling interests	(1,845)	(13,449)
Net income (loss) attributable to The Andersons, Inc.	$15,107	$(37,662)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$0.46	$(1.15)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$0.45	$(1.15)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended March 31,
	2021	2020
Net income (loss)	$13,262	$(51,111)
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(103)	(116)
Foreign currency translation adjustments	1,224	(6,639)
Cash flow hedge activity	9,741	(13,663)
Other comprehensive income (loss)	10,862	(20,418)
Comprehensive income (loss)	24,124	(71,529)
Comprehensive loss attributable to the noncontrolling interests	(1,845)	(13,449)
Comprehensive income (loss) attributable to The Andersons, Inc.	$25,969	$(58,080)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Three months ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$13,262	$(51,111)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	47,504	46,898
Bad debt (recovery) expense, net	(1,686)	4,310
Equity in earnings of affiliates, net of dividends	(1,794)	(129)
Gain on sales of Rail assets and related leases, net	(2,635)	(645)
Stock-based compensation expense	1,990	2,880
Deferred federal income tax	(2)	16,474
Inventory write down	2,479	10,571
Other	2,100	4,001
Changes in operating assets and liabilities:
Accounts receivable	(33,476)	(11,737)
Inventories	5,007	122,323
Commodity derivatives	(53,295)	1,231
Other assets	16,740	(10,887)
Payables and other accrued expenses	(441,921)	(362,609)
Net cash used in operating activities	(445,727)	(228,430)
Investing Activities
Purchases of Rail assets	(2,611)	(13,270)
Proceeds from sale of Rail assets	5,383	2,405
Purchases of property, plant and equipment and capitalized software	(16,919)	(19,307)
Proceeds from sale of assets	385	36
Purchase of investments	(2,800)	(280)
Other	832	—
Net cash used in investing activities	(15,730)	(30,416)
Financing Activities
Net change in short-term borrowings	510,160	251,712
Proceeds from issuance of long-term debt	89,700	90,736
Payments of long-term debt	(125,884)	(104,913)
Contributions from noncontrolling interest owner	1,960	3,307
Distributions to noncontrolling interest owner	—	(10,298)
Payments of debt issuance costs	(1,225)	(250)
Dividends paid	(5,839)	(5,723)
Other	(1,110)	(994)
Net cash provided by financing activities	467,762	223,577
Effect of exchange rates on cash and cash equivalents	(35)	67
Increase (decrease) in cash and cash equivalents	6,270	(35,202)

Cash and cash equivalents at beginning of period	29,123	54,895
Cash and cash equivalents at end of period	$35,393	$19,693
See Notes to Condensed Consolidated Financial Statements

    The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					(37,662)	(13,449)	(51,111)
Other comprehensive loss				(20,974)			(20,974)
Amounts reclassified from accumulated other comprehensive income (loss)				556			556
Contributions from noncontrolling interests						3,307	3,307
Distributions to noncontrolling interests						(10,298)	(10,298)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (181 shares)		(3,977)	6,452				2,475
Dividends declared ($0.175 per common share)					(5,748)		(5,748)
Restricted share award dividend equivalents			238		(238)		—
Balance at March 31, 2020	$137	$341,382	$(652)	$(27,649)	$599,039	$201,605	$1,113,862

Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income (loss)					15,107	(1,845)	13,262
Other comprehensive income				9,418			9,418
Amounts reclassified from accumulated other comprehensive income (loss)				1,444			1,444
Contributions from noncontrolling interests						1,960	1,960
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (86 shares)	2	7,247	(2,154)		(3,480)		1,615
Dividends declared ($0.175 per common share)					(5,808)		(5,808)
Restricted share award dividend equivalents			248		(248)		—
Balance at March 31, 2021	$140	$355,961	$(2,872)	$(1,214)	$631,652	$198,884	$1,182,551
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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2020 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2020 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
Recently Adopted Accounting Pronouncements

Simplified Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12. The new standard simplifies accounting for income taxes, including guidance relating to the approach for calculating income taxes in an interim period, intraperiod tax allocation, and the recognition of deferred tax liabilities among other items. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The new standard does not have a material impact to the company’s financial statements or disclosures.

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

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Grain and other agricultural products (a)	$971,914	$1,025,809	$750,281
Frac sand and propane (a)	8,388	12,477	5,723
Ethanol and co-products (a)	136,234	114,895	87,706
Plant nutrients and cob products	171,101	139,885	178,028
Railcar repair parts	7,424	7,627	6,338
Total Inventories	$1,295,061	$1,300,693	$1,028,076
(a) Includes RMI of $942.4 million, $983.2 million and $712.3 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Inventories do not include 1.6 million, 3.0 million and 3.9 million bushels of grain held in storage for others as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

Lower of cost or net realizable value charges were $2.5 million and $10.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The charge in the prior year was a result of lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Land	$39,874	$40,222	$40,336
Land improvements and leasehold improvements	96,901	96,700	95,327
Buildings and storage facilities	388,075	387,992	381,258
Machinery and equipment	939,123	925,074	861,812
Construction in progress	16,396	19,725	41,824
	1,480,369	1,469,713	1,420,557
Less: accumulated depreciation	622,100	590,534	498,972
Property, plant and equipment, net	$858,269	$879,179	$921,585

Depreciation expense on property, plant and equipment was $32.0 million and $31.0 million for the three months ended March 31, 2021 and 2020, respectively.
Rail Assets
The components of Rail assets leased to others are as follows:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Rail assets leased to others	$737,862	$750,473	$740,809
Less: accumulated depreciation	157,263	158,527	143,740
Rail assets, net	$580,599	$591,946	$597,069

Depreciation expense on Rail assets leased to others amounted to $7.7 million for both the three months ended March 31, 2021 and 2020, respectively.

4. Debt

Short-term and long-term debt at March 31, 2021, December 31, 2020 and March 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Short-term debt – non-recourse	$140,730	$93,192	$83,791
Short-term debt – recourse	774,475	310,511	308,659
Total short-term debt	$915,205	$403,703	$392,450

Current maturities of long-term debt – non-recourse	$6,062	$6,438	$5,212
Current maturities of long-term debt – recourse	43,875	69,037	75,546
Total current maturities of long-term debt	$49,937	$75,475	$80,758

Long-term debt, less: current maturities – non-recourse	$142,123	$143,406	$329,462
Long-term debt, less: current maturities – recourse	764,597	773,134	658,064
Total long-term debt, less: current maturities	$906,720	$916,540	$987,526

On February 4, 2021, The Andersons, Inc. completed the second amendment to its credit agreement dated January 11, 2019. The amendment, which replaced an underwritten bridge loan received on January 21, 2021, provided for a short-term $250 million term note in which the entire stated principal is due on December 31, 2021. The term note bears interest at variable interest rates, which are based on LIBOR plus an applicable spread.

The total borrowing capacity of the Company's lines of credit at March 31, 2021 was $1,405.0 million of which the Company had a total of $635.8 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of March 31, 2021, December 31, 2020 and March 31, 2020, the estimated fair value of long-term debt, including the current portion, was $977.8 million, $1,026.8 million and $1,113.0 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Company is in compliance with all financial covenants as of March 31, 2021.

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

The following table presents at March 31, 2021, December 31, 2020 and March 31, 2020, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Cash collateral paid	$95,533	$208,670	$22,855
Fair value of derivatives	(76,388)	(157,301)	20,977
Net derivative asset position	$19,145	$51,369	$43,832

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	March 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$357,802	$6,762	$20,752	$16	$385,332
Commodity derivative liabilities	(123,480)	(925)	(124,116)	(1,029)	(249,550)
Cash collateral paid	83,617	—	11,916	—	95,533
Balance sheet line item totals	$317,939	$5,837	$(91,448)	$(1,013)	$231,315

	December 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$304,533	$4,328	$19,386	$14	$328,261
Commodity derivative liabilities	(192,023)	(348)	(166,850)	(243)	(359,464)
Cash collateral paid	208,196	—	474	—	208,670
Balance sheet line item totals	$320,706	$3,980	$(146,990)	$(229)	$177,467

	March 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$164,700	$3,240	$9,648	$142	$177,730
Commodity derivative liabilities	(38,485)	(119)	(100,139)	(2,667)	(141,410)
Cash collateral paid	22,855	—	—	—	22,855
Balance sheet line item totals	$149,070	$3,121	$(90,491)	$(2,525)	$59,175

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$166,985	$30,960

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2021, December 31, 2020 and March 31, 2020:

	March 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	745,248	—	—	—
Soybeans	64,698	—	—	—
Wheat	110,930	—	—	—
Oats	48,066	—	—	—
Ethanol	—	200,232	—	—
Corn oil	—	—	43,010	—
Soybean Oil	—	—	28,573	—
Other	4,645	1,834	440	1,859
Subtotal	973,587	202,066	72,023	1,859
Exchange traded:
Corn	262,920	—	—	—
Soybeans	62,020	—	—	—
Wheat	76,164	—	—	—
Oats	310	—	—	—
Ethanol	—	96,978	—	—
Propane	—	12,894	—	—
Other	—	423	2,434	264
Subtotal	401,414	110,295	2,434	264
Total	1,375,001	312,361	74,457	2,123

	December 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	684,654	—	—	—
Soybeans	73,521	—	—	—
Wheat	109,661	—	—	—
Oats	27,482	—	—	—
Ethanol	—	124,795	—	—
Corn oil	—	—	36,015	—
Soybean oil	—	—	26,510	—
Other	4,371	2,058	740	1,859
Subtotal	899,689	126,853	63,265	1,859
Exchange traded:
Corn	267,792	—	—	—
Soybeans	53,730	—	—	—
Wheat	80,733	—	—	—
Oats	1,800	—	—	—
Ethanol	—	73,584	—	—
Propane	—	17,094	—	—
Other	—	2,898	14	149
Subtotal	404,055	93,576	14	149
Total	1,303,744	220,429	63,279	2,008

	March 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	555,782	—	—	—
Soybeans	33,950	—	—	—
Wheat	92,374	—	—	—
Oats	56,582	—	—	—
Ethanol	—	103,252	—	—
Corn oil	—	—	6,275	—
Other	18,734	1,500	296	2,010
Subtotal	757,422	104,752	6,571	2,010
Exchange traded:
Corn	165,295	—	—	—
Soybeans	37,875	—	—	—
Wheat	59,135	—	—	—
Oats	1,490	—	—	—
Ethanol	—	44,440	—	—
Propane	—	11,760	—	—
Other	—	11,970	—	213
Subtotal	263,795	68,170	—	213
Total	1,021,217	172,922	6,571	2,223

Interest Rate and Other Derivatives

The Company’s objectives for using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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
At March 31, 2021, December 31, 2020 and March 31, 2020, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$(300)	$(589)	$—
Interest rate contracts included in Other long-term liabilities	(364)	(430)	(1,913)
Foreign currency contracts included in Other current assets	2,107	2,753	440
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$6,622	$164	$—
Interest rate contracts included in Accrued expenses and other current liabilities	(6,773)	(6,664)	(8,081)
Interest rate contracts included in Other long-term liabilities	(11,959)	(18,539)	(22,620)

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$354	$(784)
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other comprehensive income (loss)	$(12,947)	$(18,182)
Interest rate derivatives losses included in Interest income (expense), net	(1,618)	(1,290)

Outstanding interest rate derivatives, as of March 31, 2021, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Collar	2016	2021	$40.0	Interest rate component of debt - not accounted for as a hedge	3.5% to 4.8%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

6. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of ASC 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Ethanol sales contracts are derivatives under ASC 815, Derivatives and Hedging and the Rail leasing revenue is accounted for under ASC 842, Leases. The breakdown of revenues between ASC 606 and other standards are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Revenues under ASC 606	$506,468	$347,502
Revenues under ASC 815	2,107,622	1,480,052
Revenues under ASC 842	21,639	25,551
Total Revenues	$2,635,729	$1,853,105

The Company's revenues under ASC 842 are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Operating lease revenue	$20,850	$24,056
Sales-type lease revenue	101	102
Variable lease revenue	688	1,393
Total revenues	$21,639	$25,551

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$76,806	$—	$76,806
Primary nutrients	—	—	71,659	—	71,659
Service	1,454	—	1,289	9,944	12,687
Products and co-products	71,988	145,644	—	—	217,632
Frac sand and propane	92,065	—	—	—	92,065
Other	2,932	3,759	19,498	9,430	35,619
Total	$168,439	$149,403	$169,252	$19,374	$506,468

	Three months ended March 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$73,231	$—	$73,231
Primary nutrients	—	—	45,690	—	45,690
Service	1,686	—	182	8,736	10,604
Products and co-products	53,165	101,698	—	—	154,863
Frac sand and propane	49,875	—	—	—	49,875
Other	3,989	616	5,810	2,824	13,239
Total	$108,715	$102,314	$124,913	$11,560	$347,502

Approximately 3% of revenues accounted for under ASC 606 during both three months periods ended March 31, 2021 and 2020, respectively, are recorded over time which primarily relates to service revenues noted above.

Contract balances

The balances of the Company’s contract liabilities were $105.4 million and $45.6 million as of March 31, 2021 and December 31, 2020, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Further, due to seasonality of this business, contract liabilities were built-up at year-end and through the first quarter of the year in preparation for the spring planting season.

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

For the three months ended March 31, 2021, the Company recorded an income tax expense of $5.7 million at an effective income tax rate of 30.2%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impacts of state and local taxes, as well as, foreign earnings and non-deductible compensation. For the three months ended March 31,

2020, the Company recorded an income tax benefit of $1.5 million at an effective income tax rate of 2.8%.  The effective tax rate for the three months ended March 31, 2020 differs from the statutory U.S. Federal tax rate due to the portion of losses of non-controlling interests that cannot be benefited offset by tax benefits of net operating loss carrybacks as a result of the CARES Act. The increase in effective tax rate for the three months ended March 31, 2021 as compared to the same period last year is primarily attributable to the portion of losses of non-controlling interests that cannot be offset by tax benefits of net operating loss carrybacks as a result of the CARES Act that significantly impacted the effective tax rate in 2020.

The 2021 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the Company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $44.4 million and $25.4 million as of March 31, 2021 and March 31, 2020, respectively. The unrecognized tax benefits of $44.4 million include $40.6 million recorded as a reduction of the deferred tax asset and refundable credits associated with the Federal Research and Development Credits.

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in of accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Currency Translation Adjustment
Beginning balance	$5,739	$1,065
Other comprehensive income (loss) before reclassifications	1,224	(6,639)
Tax effect	—	—
Other comprehensive income (loss), net of tax	1,224	(6,639)
Ending balance	$6,963	$(5,574)
Hedging Adjustment
Beginning balance	$(18,106)	$(9,443)
Other comprehensive income (loss) before reclassifications	8,126	(14,390)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	2,153	969
Tax effect	(538)	(242)
Other comprehensive income (loss), net of tax	9,741	(13,663)
Ending balance	$(8,365)	$(23,106)
Pension and Other Postretirement Adjustment
Beginning balance	$33	$889
Other comprehensive income (loss) before reclassifications	68	55
Amounts reclassified from accumulated other comprehensive income (loss)(b)	(228)	(228)
Tax effect	57	57
Other comprehensive income (loss), net of tax	(103)	(116)
Ending balance	$(70)	$773
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending balance	$258	$258

Total AOCI Ending Balance	$(1,214)	$(27,649)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) available to The Andersons Inc. common shareholders	$15,107	$(37,662)
Denominator:
Weighted average shares outstanding – basic	33,188	32,821
Effect of dilutive awards	389	—
Weighted average shares outstanding – diluted	33,577	32,821
Earnings (loss) per share
Basic	$0.46	$(1.15)
Diluted	$0.45	$(1.15)

There were 110 thousand antidilutive awards for the three months ended March 31, 2021, and all awards were antidilutive for the three months ended March 31, 2020 as the Company incurred a net loss.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021, December 31, 2020 and March 31, 2020:

(in thousands)	March 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$19,145	$212,170	$—	$231,315
Provisionally priced contracts (b)	14,231	(31,602)	—	(17,371)
Convertible preferred securities (c)	—	—	11,649	11,649
Other assets and liabilities (d)	6,147	(12,774)	—	(6,627)
Total	$39,523	$167,794	$11,649	$218,966

(in thousands)	December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,369	$126,098	$—	$177,467
Provisionally priced contracts (b)	19,793	(48,818)	—	(29,025)
Convertible preferred securities (c)	—	—	8,849	8,849
Other assets and liabilities (d)	7,972	(26,058)	—	(18,086)
Total	$79,134	$51,222	$8,849	$139,205

(in thousands)	March 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$43,832	$15,343	$—	$59,175
Provisionally priced contracts (b)	(94,834)	(51,061)	—	(145,895)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	5,373	(32,614)	—	(27,241)
Total	$(45,629)	$(68,332)	$8,654	$(105,307)
(a)Includes associated cash posted/received as collateral
(b)Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)
(c)Recorded in “Other assets, net” on the Company’s Consolidated Balance Sheets related to certain available for sale securities.
(d)Included in other assets and liabilities are assets held by the Company to fund deferred compensation plans and foreign exchange derivative contracts (Level 1), as well as, interest rate derivatives (Level 2).

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2021	2020
Assets at January 1,	$8,849	$8,404
Additional investments	2,800	250
Assets at March 31,	$11,649	$8,654

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2021, December 31, 2020 and March 31, 2020:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$11,649	$8,849	$8,654	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no non-recurring fair value measurements as of March 31, 2021, December 31, 2020 and March 31, 2020.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholders of the Company's ethanol operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2021	2020
Sales revenues	$66,646	$54,694
Purchases of product and capital assets	11,674	15,577

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Accounts receivable (a)	$11,844	$5,623	$6,586
Accounts payable (b)	2,850	5,251	6,364
(a) Accounts receivable represents amounts due from related parties for the sale of ethanol and other various items.
(b) Accounts payable represents amounts due to related parties for purchases of ethanol equipment and other various items.

12. Segment Information

The Company’s operations include four reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business produces ethanol and co-products through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. Rail operations include the leasing, marketing and fleet management of railcars and other assets, railcar repair and metal fabrication. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenues from external customers.

	Three months ended March 31,
(in thousands)	2021	2020
Revenues from external customers
Trade	$1,982,508	$1,378,040
Ethanol	442,959	313,039
Plant Nutrient	169,252	124,913
Rail	41,010	37,113
Total	$2,635,729	$1,853,105

	Three months ended March 31,
(in thousands)	2021	2020
Income (loss) before income taxes attributable to the Company
Trade	$13,855	$(9,983)
Ethanol	2,926	(23,976)
Plant Nutrient	8,523	(1,192)
Rail	4,891	1,007
Other	(9,343)	(4,982)
Income (loss) before income taxes attributable to the Company	20,852	(39,126)
Income (loss) attributable to noncontrolling interests	(1,845)	(13,449)
Income (loss) before income taxes	$19,007	$(52,575)

13. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects on our business from the COVID-19 pandemic and the pace of recovery from the pandemic, economic and political conditions, globally and in the markets we serve, fluctuations in cost and availability of commodities, weather and agricultural conditions, governmental regulations, the effectiveness of our internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2020 Form 10-K, have not materially changed through the first quarter of 2021.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeding the Company’s market capitalization for impairment indicators. The Company continues to believe that the share price is not an accurate reflection of its current value. The long-term outlook remains positive for agricultural commodities due to market volatility driven by crop supply shortages and export demand from China increasing to pre-pandemic levels. Management believes that the market’s impact on the Company’s equity value does not accurately reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for a majority of the period, that no impairment trigger existed as of March 31, 2021. However, adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Trade

The Trade Group’s first quarter results improved substantially over the prior year as the Group saw the benefits of a demand-driven agriculture rally. Commodity price volatility and market dislocations created merchandising opportunities for the Group to be well positioned and execute on many commodities in both the domestic and export markets. This demand driven rally has created an inversion in the futures market for the majority of the agricultural commodities stored by the Group's asset business. However, traditional space income through the old crop carryout has been accelerated and replaced by strong elevation margins and merchandising results. The Group’s propane business added significant volume both through a new terminal location and due to the late winter causing widespread cold temperatures. Finally, the business continued to benefit from synergies and other cost-cutting efforts.

Agricultural inventories on hand at March 31, 2021 were 124.9 million bushels, of which 1.6 million bushels were stored for others. These amounts compare to 128.8 million bushels on hand at March 31, 2020, of which 3.9 million bushels were stored for others. Total Trade storage space capacity, including temporary pile storage, was approximately 202 million bushels at March 31, 2021 compared to 205 million bushels at March 31, 2020.

While the 2020 corn and soybean harvest were smaller and drier than originally anticipated, this combined with improving export demand, especially from China, has led to a significant increase in basis, strong elevation margins and considerable volatility. These factors should continue to create volatility and market dislocations which should present good merchandising opportunities into the future.

Nearby futures prices have rallied, creating an inverse in corn, soybean and wheat futures markets. While the volume of grain in store is expected to remain at levels below recent years for some time, high prices and strong elevation margins are expected to continue at least until next harvest.

Ethanol

The Ethanol Group's first quarter results were profitable, and a substantial improvement compared to the prior year. The Group's prior year results were significantly impacted by COVID-19 as negative crush margins and weak demand plagued the ethanol industry. The 2021 results reflect a considerable improvement in crush margins, overall ethanol demand and higher ethanol trading results. The Group also benefited from increased co-product values, including high protein and traditional DDG products, as well as corn and other vegetable oils.

Spot ethanol crush margins have continued to improve from the prior year and rising corn and soybean meal prices continue to support feed product values. While there is a level of uncertainty that persists regarding a tighter corn balance sheet and how quickly the ethanol industry as a whole will recover from COVID-19, recently, the group has observed rebounding driving demand and a higher export program which should provide some tailwind to the Group.

Ethanol and related co-products volumes for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Ethanol (gallons shipped)	172,212	147,345
E-85 (gallons shipped)	7,890	9,093
Corn oil (pounds shipped)	47,947	29,294
DDG (tons shipped)*	442	536
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient Group's first quarter results were considerably improved compared to the prior year period. The improvement was largely driven by increased volumes and improved margins in all major lines of business and reflect demand from favorable early spring weather, strong grower income and well-positioned fertilizer inventory.

We expect our Plant Nutrient business to build on another strong year. The group's near-term outlook is positive, anticipating a strong planting season, higher fertilizer prices and strong demand across many other product lines.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 463 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at March 31, 2021, compared to approximately 486 thousand tons for dry nutrients and approximately 515 thousand tons for liquid nutrients at March 31, 2020.

Tons of product sold for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Ag Supply Chain	222	211
Specialty Liquids	100	73
Engineered Granules	157	121
Total tons	479	405

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

Rail

Rail results increased driven by the opportunistic sale of older railcars due to high scrap prices and a $1.6 million recovery of bad debt. The leasing business improved due to lower maintenance expenses and bad debt recoveries despite slightly decreased utilization rates. Average utilization rates decreased from 89.0 percent in the first quarter of 2020 to 88.0 percent in the first quarter of 2021 as the Group had fewer cars on lease from the sand and ethanol market headwinds. Rail assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at March 31, 2021 were 22.4 thousand compared to 24.4 thousand at March 31, 2020.

The COVID-19 pandemic has caused a significant idling of the North American railcar fleet, with almost 25% of the fleet idle at March 31, 2021, and has continued to drive railcar loadings lower than pre-pandemic levels. While these conditions are showing signs of a slow recovery, lease rates are expected to stay relatively flat for much of the year.

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Operating Results

The following table presents a comparison of the three months ended March 31, 2021 with the three months ended March 31, 2020 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,982,508	$442,959	$169,252	$41,010	$—	$2,635,729
Cost of sales and merchandising revenues	1,909,951	434,476	136,851	31,739	—	2,513,017
Gross profit	72,557	8,483	32,401	9,271	—	122,712
Operating, administrative and general expenses	56,931	6,656	23,399	2,874	10,012	99,872
Interest expense (income), net	7,051	2,073	1,066	3,180	(201)	13,169
Equity in earnings (losses) of affiliates, net	1,794	—	—	—	—	1,794
Other income (expense), net	3,486	1,327	587	1,674	468	7,542
Income (loss) before income taxes	$13,855	$1,081	$8,523	$4,891	$(9,343)	$19,007
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,845)	—	—	—	(1,845)
Non-GAAP Income (loss) before income taxes attributable to the Company	$13,855	$2,926	$8,523	$4,891	$(9,343)	$20,852

	Three months ended March 31, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,378,040	$313,039	$124,913	$37,113	$—	$1,853,105
Cost of sales and merchandising revenues	1,315,574	342,438	104,549	27,414	—	1,789,975
Gross profit	62,466	(29,399)	20,364	9,699	—	63,130
Operating, administrative and general expenses	68,155	6,115	19,741	5,259	5,790	105,060
Interest expense (income), net	7,188	2,357	1,785	4,483	(226)	15,587
Equity in earnings (losses) of affiliates, net	129	—	—	—	—	129
Other income (expense), net	2,765	446	(30)	1,050	582	4,813
Income (loss) before income taxes	$(9,983)	$(37,425)	$(1,192)	$1,007	$(4,982)	$(52,575)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(13,449)	—	—	—	(13,449)
Non-GAAP Income (loss) before income taxes attributable to the Company	$(9,983)	$(23,976)	$(1,192)	$1,007	$(4,982)	$(39,126)

The Company uses Income (loss) before income taxes attributable to the Company, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company is a useful measure of the Company’s performance because it provides investors additional information about the Company's operations allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be alternatives to Income (loss) before income taxes, the most directly comparable amounts reported under GAAP.

Trade

Operating results for the Trade Group increased by $23.8 million compared to the results of the same period last year. Sales and merchandising revenues increased by $604.5 million and cost of sales and merchandising revenues increased by $594.4 million for an increased gross profit impact of $10.1 million. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase in gross profit was primarily driven by improved merchandising results as weather and export demand created volatility that allowed traders to identify arbitrage opportunities from geographical dislocations. This increase was partially offset by a decrease in the Group's traditional assets, however, as inverted futures markets in several commodities provided less space income, replacing and accelerating the income with merchandising opportunities noted above.

Operating, administrative and general expenses decreased by $11.2 million. The decrease from the prior year is primarily related to the Company's cost saving initiatives, much of which is headcount reduction, both from acquisition integration and in response to the COVID-19 pandemic.

Interest expense decreased by $0.1 million due to the Company paying down long-term debt and declining interest rates despite the increase in short-term borrowings.

Ethanol

Operating results for the Ethanol Group increased by $26.9 million from the same period last year. Sales and merchandising revenues increased by $129.9 million and cost of sales and merchandising revenues increased by $92.0 million compared to prior year. As a result, gross profit increased by $37.9 million compared to prior year. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase to gross profit in the current period results reflect significantly improved crush margins, higher coproduct sales from DDGs and corn oil and strong merchandising revenues. The prior year results were significantly impacted by COVID-19 and the group recorded a $10.4 million inventory write down and a $9.6 million mark to market loss.

Operating, administrative and general expenses increased by $0.5 million primarily due to higher labor and incentive compensation costs from improved operating results.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $9.7 million compared to the same period in the prior year. Sales and merchandising revenues increased $44.3 million and cost of sales and merchandising revenues increased by $32.3 million resulting in a gross profit increase of $12.0 million. Gross profit improved year over year due to increases in volumes and margins across the breadth of product lines and reflects higher spring demand, strong grower income and well positioned fertilizer inventory.

Operating, administrative and general expenses increased by $3.7 million due to increased incentive compensation from improved operating results and higher overhead costs compared to the prior year.

Interest expense decreased by $0.7 million from lower interest rates compared to the prior year.

Rail

Operating results increased by $3.9 million from the same period last year. Sales and merchandising revenues increased by $3.9 million driven by an increase of $6.6 million in car sales, most of which were scrap sale revenues which were partially offset by lower base leasing income due to fewer cars on lease and lower average lease rates. Cost of sales and merchandising increased by $4.3 million compared to the prior year driven by the book value of cars that were sold in the quarter. As a result, gross profit decreased by $0.4 million compared to the same period last year.

Operating, administrative and general expenses decreased by $2.4 million driven by a $1.6 million recovery of previously written off bad debt and overall lower expenses in the quarter.

Interest expense decreased by $1.3 million from lower borrowings and interest rates compared to the prior year.

Other

Operating results declined by $4.4 million from the same period last year. The increase in operating losses was primarily driven by higher operating, administrative and general expenses largely driven by increased incentive-based compensation due to improved company-wide performance year over year.

Income Taxes

For the three months ended March 31, 2021, the Company recorded an income tax expense of $5.7 million at an effective rate of 30.2%. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million at an effective tax rate of 2.8%. The increase in effective tax rate for the three months ended March 31, 2021 as compared to the same period last year primarily attributed improved operating results in the current year, including additional nondeductible compensation and increased foreign tax expense, as well as the difference in nondeductible income related to our noncontrolling interests within the Ethanol group.

Liquidity and Capital Resources

Working Capital
At March 31, 2021, the Company had working capital of $518.8 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	March 31, 2021	March 31, 2020	Variance
Current Assets:
Cash and cash equivalents	$35,393	$19,693	$15,700
Accounts receivable, net	699,725	539,671	160,054
Inventories	1,295,061	1,028,076	266,985
Commodity derivative assets – current	317,939	149,070	168,869
Other current assets	88,771	85,372	3,399
Total current assets	$2,436,889	$1,821,882	$615,007
Current Liabilities:
Short-term debt	915,205	392,450	522,755
Trade and other payables	538,691	553,416	(14,725)
Customer prepayments and deferred revenue	163,935	121,148	42,787
Commodity derivative liabilities – current	91,448	90,491	957
Current maturities of long-term debt	49,937	80,758	(30,821)
Accrued expenses and other current liabilities	158,900	147,225	11,675
Total current liabilities	$1,918,116	$1,385,488	$532,628
Working Capital	$518,773	$436,394	$82,379

Current assets as of March 31, 2021 increased $615.0 million in comparison to those as of March 31, 2020. This increase was noted in all areas. The increases in accounts receivable, current commodity derivative assets and inventory balances can largely be attributable to the significant increases in the prices of agricultural commodities that the Company transacts in the ordinary course of business. See also the discussion below on additional sources and uses of cash for an understanding of the increase in cash from prior year.
Current liabilities increased $532.6 million compared to the prior year primarily due to increases in short-term debt and trade and customer prepayments and deferred revenue. The increase in short-term debt is the result of higher working capital needs driven by significant increases in the prices of agricultural commodities. Short-term borrowings, while typically at a seasonal high in the spring, are further supporting an unusual price run-up in our core commodities. As we liquidate these commodities in advance of harvest, we expect a reduction to the level of short-term borrowing. The increase in current liabilities was slightly offset by reductions in current maturities of long-term debt and trade and other payables.

Sources and Uses of Cash

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(445,727)	$(228,430)
Net cash used in investing activities	(15,730)	(30,416)
Net cash provided by financing activities	467,762	223,577

Operating Activities
Our operating activities used cash of $445.7 million and $228.4 million in the first three months of 2021 and 2020, respectively. The increase in cash used was primarily due to a result in the change of working capital, as discussed above, driven by significant increases in agricultural commodity prices. The cash used for operating activities was slightly offset by higher operating results as compared to the prior period, however.

Investing Activities
Investing activities used cash of $15.7 million through the first three months of 2021 compared to cash used of $30.4 million in the prior year. The decrease from the prior year was a result of fewer purchased railcars and the continued strategic use of capital spending to enhance overall liquidity and cash management.
We expect to invest approximately $100 million in property, plant and equipment in 2021; approximately 60% of which will be to maintain facilities.

Financing Activities
Financing activities provided cash of $467.8 million and $223.6 million for the three months ended March 31, 2021 and 2020, respectively. This change from the prior year was largely due to a significant increase in short term borrowings to cover working capital needs as the prices of agricultural commodities continue to rise.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,405.0 million in borrowings. Of the total capacity, $214.0 million is non-recourse to the Company. As of March 31, 2021, the Company had $635.8 million available for borrowing with $78.6 million of that total being non-recourse to the Company.

The Company paid $5.8 million in dividends in the first three months of 2021 compared to $5.7 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January of 2021 and 2020. On February 19, 2021, the Company declared a cash dividend of $0.175 per common share payable on April 21, 2021 to shareholders of record on April 1, 2021.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company is in compliance with all such covenants as of March 31, 2021. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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

At March 31, 2021, the Company had standby letters of credit outstanding of $25.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2020 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	70,427	$24.51	—
February 2021	—	—	—
March 2021	3,710	25.06	—
Total	74,137	$24.54	—	—
(1) During the three months ended March 31, 2021, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

THE ANDERSONS, INC.

Date: May 5, 2021	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer

Date: May 5, 2021	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer