Form 10-Q
period 2021-06-30
Andersons, Inc.
filed 2021-08-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2021

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

The registrant had 33,282,749 common shares outstanding at July 23, 2021.

THE ANDERSONS, INC.

The Andersons, Inc. | Q2 2021 Form 10-Q | 2

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)(In thousands)

	June 30, 2021	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$27,538	$29,123	$30,011
Accounts receivable, net	721,575	659,834	537,011
Inventories (Note 2)	912,299	1,300,693	616,323
Commodity derivative assets – current (Note 5)	507,148	320,706	112,089
Other current assets	65,740	106,053	102,755
Total current assets	2,234,300	2,416,409	1,398,189
Other assets:
Goodwill	135,709	135,709	135,709
Other intangible assets, net	127,756	142,940	160,180
Right of use assets, net	61,299	56,031	62,838
Other assets, net	73,678	49,907	48,235
Total other assets	398,442	384,587	406,962
Rail assets leased to others, net (Note 3)	574,585	591,946	592,821
Property, plant and equipment, net (Note 3)	841,762	879,179	906,017
Total assets	$4,049,089	$4,272,121	$3,303,989
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$757,271	$403,703	$96,071
Trade and other payables	547,169	957,683	503,892
Customer prepayments and deferred revenue	58,155	180,160	45,734
Commodity derivative liabilities – current (Note 5)	90,366	146,990	65,186
Current maturities of long-term debt (Note 4)	56,582	75,475	68,477
Accrued expenses and other current liabilities	181,015	167,671	147,422
Total current liabilities	1,690,558	1,931,682	926,782
Long-term lease liabilities	41,852	37,177	41,061
Long-term debt, less current maturities (Note 4)	866,454	916,540	975,973
Deferred income taxes	173,212	170,147	162,475
Other long-term liabilities	52,049	55,915	65,615
Total liabilities	2,824,125	3,111,461	2,171,906
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,786, 33,599 and 33,599 shares issued at 6/30/2021, 12/31/2020 and 6/30/2020, respectively)	140	138	138
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	357,606	348,714	343,730
Treasury shares, at cost (111, 45 and 40 shares at 6/30/2021, 12/31/2020 and 6/30/2020, respectively)	(2,650)	(966)	(953)
Accumulated other comprehensive loss	(1,837)	(12,076)	(26,245)
Retained earnings	669,241	626,081	622,718
Total shareholders’ equity of The Andersons, Inc.	1,022,500	961,891	939,388
Noncontrolling interests	202,464	198,769	192,695
Total equity	1,224,964	1,160,660	1,132,083
Total liabilities and equity	$4,049,089	$4,272,121	$3,303,989
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2021 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales and merchandising revenues (Note 6)	$3,273,726	$1,890,180	$5,909,455	$3,743,286
Cost of sales and merchandising revenues	3,099,682	1,783,914	5,612,699	3,573,890
Gross profit	174,044	106,266	296,756	169,396
Operating, administrative and general expenses	109,976	90,136	209,848	195,196
Interest expense, net	13,454	11,827	26,623	27,414
Other income, net:
Equity in earnings of affiliates, net	845	79	2,639	209
Other income, net	5,307	3,450	12,849	8,263
Income (loss) before income taxes	56,766	7,832	75,773	(44,742)
Income tax provision (benefit)	10,642	(12,200)	16,387	(13,664)
Net income (loss)	46,124	20,032	59,386	(31,078)
Net income (loss) attributable to noncontrolling interests	2,625	(10,407)	780	(23,856)
Net income (loss) attributable to The Andersons, Inc.	$43,499	$30,439	$58,606	$(7,222)
Per common share:
Basic earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$1.31	$0.92	$1.76	$(0.22)
Diluted earnings (loss) attributable to The Andersons, Inc. common shareholders (Note 9)	$1.30	$0.92	$1.74	$(0.22)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2021 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$46,124	$20,032	$59,386	$(31,078)
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain (loss) and prior service cost	(234)	15	(337)	(101)
Foreign currency translation adjustments	1,469	3,249	2,693	(3,390)
Cash flow hedge activity	(1,858)	(1,860)	7,883	(15,523)
Other comprehensive income (loss)	(623)	1,404	10,239	(19,014)
Comprehensive income (loss)	45,501	21,436	69,625	(50,092)
Comprehensive income (loss) attributable to the noncontrolling interests	2,625	(10,407)	780	(23,856)
Comprehensive income (loss) attributable to The Andersons, Inc.	$42,876	$31,843	$68,845	$(26,236)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2021 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)(In thousands)

	Six months ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$59,386	$(31,078)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	95,154	93,898
Bad debt (recovery) expense, net	(1,156)	6,290
Equity in earnings of affiliates, net of dividends	(2,639)	(209)
Gain on sales of Rail assets and related leases, net	(4,987)	(569)
(Gain) loss on sales of assets, net	(1,266)	341
Stock-based compensation expense	4,112	5,016
Deferred federal income tax	170	21,761
Inventory write down	2,599	10,922
Other	2,971	2,797
Changes in operating assets and liabilities:
Accounts receivable	(58,338)	(9,181)
Inventories	390,506	536,951
Commodity derivatives	(250,691)	14,980
Other assets	35,568	(24,784)
Payables and other accrued expenses	(516,883)	(481,624)
Net cash (used in) provided by operating activities	(245,494)	145,511
Investing Activities
Purchases of Rail assets	(4,751)	(24,649)
Proceeds from sale of Rail assets	15,616	4,637
Purchases of property, plant and equipment and capitalized software	(34,264)	(44,644)
Proceeds from sale of assets	3,794	1,503
Purchase of investments	(4,701)	(2,849)
Other	832	—
Net cash used in investing activities	(23,474)	(66,002)
Financing Activities
Net borrowings (payments) under lines of credit	(258,157)	(47,564)
Proceeds from issuance of short-term debt	608,250	—
Proceeds from issuance of long-term debt	108,300	165,975
Payments of long-term debt	(177,586)	(203,835)
Contributions from noncontrolling interest owner	2,940	4,409
Distributions to noncontrolling interest owner	(25)	(10,298)
Payments of debt issuance costs	(2,059)	(250)
Dividends paid	(11,677)	(11,469)
Other	(2,436)	(2,036)
Net cash provided by (used in) financing activities	267,550	(105,068)
Effect of exchange rates on cash and cash equivalents	(167)	675
Decrease in cash and cash equivalents	(1,585)	(24,884)

Cash and cash equivalents at beginning of period	29,123	54,895
Cash and cash equivalents at end of period	$27,538	$30,011
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2021 Form 10-Q | 4

    The Andersons, Inc.
Condensed Consolidated Statements of Equity
(Unaudited)(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2020	$137	$341,382	$(652)	$(27,649)	$599,039	$201,605	$1,113,862
Net income (loss)					30,439	(10,407)	20,032
Other comprehensive loss				(234)			(234)
Amounts reclassified from accumulated other comprehensive income				1,638			1,638
Contributions from noncontrolling interests						1,102	1,102
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (20 shares)	1	2,807	(454)		(843)		1,511
Dividends declared ($0.175 per common share)					(5,764)		(5,764)
Restricted share award dividend equivalents			153		(153)		—
Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083

Balance at March 31, 2021	$140	$355,961	$(2,872)	$(1,214)	$631,652	$198,884	$1,182,551
Net income (loss)					43,499	2,625	46,124
Other comprehensive loss				(2,108)			(2,108)
Amounts reclassified from accumulated other comprehensive income				1,485			1,485
Contributions from noncontrolling interests						980	980
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (11 shares)		1,645	138				1,783
Dividends declared ($0.175 per common share)					(5,826)		(5,826)
Restricted share award dividend equivalents			84		(84)		—
Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964
The Andersons, Inc. | Q2 2021 Form 10-Q | 5

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					(7,222)	(23,856)	(31,078)
Other comprehensive loss				(21,208)			(21,208)
Amounts reclassified from accumulated other comprehensive income				2,194			2,194
Contributions from noncontrolling interests						4,409	4,409
Distributions to noncontrolling interests						(10,298)	(10,298)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (167 shares)	1	(1,170)	5,998		(843)		3,986
Dividends declared ($0.350 per common share)					(11,513)		(11,513)
Restricted share award dividend equivalents			391		(391)		—
Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083

Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income (loss)					58,606	780	59,386
Other comprehensive income				7,311			7,311
Amounts reclassified from accumulated other comprehensive income				2,928			2,928
Contributions from noncontrolling interests						2,940	2,940
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (67 shares)	2	8,892	(2,016)		(3,480)		3,398
Dividends declared ($0.350 per common share)					(11,634)		(11,634)
Restricted share award dividend equivalents			332		(332)		—
Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2021 Form 10-Q | 6

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Consolidation

These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). Controlled subsidiaries include majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The portion of these entities that is not owned by the Company is presented as noncontrolling interests. All intercompany accounts and transactions are eliminated in consolidation.
Investments in unconsolidated entities in which the Company has significant influence, but not control, are accounted for using the equity method of accounting.

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 has been included as the Company operates in several seasonal industries.
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

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Grain and other agricultural products (a)	$636,380	$1,025,809	$452,339
Frac sand and propane (a)	11,265	12,477	6,498
Ethanol and co-products (a)	155,993	114,895	63,195
Plant nutrients and cob products	101,286	139,885	87,346
Railcar repair parts	7,375	7,627	6,945
Total Inventories	$912,299	$1,300,693	$616,323
(a) Includes RMI of $612.2 million, $983.2 million and $418.0 million at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

The Andersons, Inc. | Q2 2021 Form 10-Q | 7

Inventories do not include 1.2 million, 3.0 million and 1.7 million bushels of grain held in storage for others as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

Lower of cost or net realizable value charges were $2.6 million and $10.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The charge in the prior year was a result of lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Land	$39,884	$40,222	$40,188
Land improvements and leasehold improvements	97,454	96,700	96,028
Buildings and storage facilities	386,832	387,992	377,652
Machinery and equipment	948,517	925,074	881,144
Construction in progress	19,987	19,725	35,982
	1,492,674	1,469,713	1,430,994
Less: accumulated depreciation	650,912	590,534	524,977
Property, plant and equipment, net	$841,762	$879,179	$906,017

Depreciation expense on property, plant and equipment was $64.2 million and $62.3 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, depreciation expense on property, plant and equipment was $32.3 million and $31.2 million for the three months ended June 30, 2021 and 2020, respectively.
Rail Assets
The components of Rail assets leased to others are as follows:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Rail assets leased to others	$735,255	$750,473	$742,107
Less: accumulated depreciation	160,670	158,527	149,286
Rail assets, net	$574,585	$591,946	$592,821

Depreciation expense on Rail assets leased to others amounted to $15.3 million and $15.4 million for the six months ended June 30, 2021 and 2020, respectively. Additionally, depreciation expense on Rail assets leased to others amounted to $7.6 million and $7.7 million for the three months ended June 30, 2021 and 2020, respectively.

The Andersons, Inc. | Q2 2021 Form 10-Q | 8

4. Debt

Short-term and long-term debt at June 30, 2021, December 31, 2020 and June 30, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Short-term debt – non-recourse	$120,020	$93,192	$43,284
Short-term debt – recourse	637,251	310,511	52,787
Total short-term debt	$757,271	$403,703	$96,071

Current maturities of long-term debt – non-recourse	$9,078	$6,438	$4,845
Current maturities of long-term debt – recourse	47,504	69,037	63,632
Total current maturities of long-term debt	$56,582	$75,475	$68,477

Long-term debt, less: current maturities – non-recourse	$116,219	$143,406	$325,819
Long-term debt, less: current maturities – recourse	750,235	773,134	650,154
Total long-term debt, less: current maturities	$866,454	$916,540	$975,973

On February 4, 2021, the Company completed the second amendment to its credit agreement dated January 11, 2019. The amendment, which replaced an underwritten bridge loan received on January 21, 2021, provided for a short-term $250 million term note in which the entire stated principal is due on December 31, 2021. The term note bears interest at variable rates, which are based on LIBOR plus an applicable spread.

On May 6, 2021, the Company completed the third amendment to its credit agreement dated January 11, 2019. The amendment provides for a short term note of approximately $358 million in which the entire stated principal is due on March 31, 2022. The term note will bear interest at variable rates, which are based on LIBOR plus an applicable spread.

The total borrowing capacity of the Company's lines of credit at June 30, 2021 was $1,404.6 million of which the Company had a total of $1,173.5 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of June 30, 2021, December 31, 2020 and June 30, 2020, the estimated fair value of long-term debt, including the current portion, was $946.8 million, $1,026.8 million and $1,090.1 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Company is in compliance with all financial covenants as of June 30, 2021.

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

The Andersons, Inc. | Q2 2021 Form 10-Q | 9

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

The following table presents at June 30, 2021, December 31, 2020 and June 30, 2020, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Cash collateral paid	$219,469	$208,670	$799
Fair value of derivatives	(180,842)	(157,301)	21,363
Net derivative asset position	$38,627	$51,369	$22,162

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	June 30, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$547,186	$16,480	$34,327	$423	$598,416
Commodity derivative liabilities	(259,507)	(873)	(124,693)	(3,874)	(388,947)
Cash collateral paid	219,469	—	—	—	219,469
Balance sheet line item totals	$507,148	$15,607	$(90,366)	$(3,451)	$428,938

The Andersons, Inc. | Q2 2021 Form 10-Q | 10

	December 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$304,533	$4,328	$19,386	$14	$328,261
Commodity derivative liabilities	(192,023)	(348)	(166,850)	(243)	(359,464)
Cash collateral paid	208,196	—	474	—	208,670
Balance sheet line item totals	$320,706	$3,980	$(146,990)	$(229)	$177,467

	June 30, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$142,110	$2,916	$5,511	$124	$150,661
Commodity derivative liabilities	(30,820)	(214)	(70,697)	(3,813)	(105,544)
Cash collateral paid	799	—	—	—	799
Balance sheet line item totals	$112,089	$2,702	$(65,186)	$(3,689)	$45,916

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line item in which they are located for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Gains on commodity derivatives included in cost of sales and merchandising revenues	$73,688	$8,797	$240,673	$39,757

The Andersons, Inc. | Q2 2021 Form 10-Q | 11

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2021, December 31, 2020 and June 30, 2020:

	June 30, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	696,674	—	—	—
Soybeans	75,507	—	—	—
Wheat	129,264	—	—	—
Oats	45,810	—	—	—
Ethanol	—	198,316	—	—
Corn oil	—	—	70,637	—
Soybean Oil	—	—	23,952	—
Other	7,803	3,957	2,757	1,925
Subtotal	955,058	202,273	97,346	1,925
Exchange traded:
Corn	243,190	—	—	—
Soybeans	49,375	—	—	—
Wheat	80,004	—	—	—
Oats	1,430	—	—	—
Ethanol	—	112,812	—	—
Propane	—	18,480	—	—
Other	—	5	2,351	197
Subtotal	373,999	131,297	2,351	197
Total	1,329,057	333,570	99,697	2,122

	December 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	684,654	—	—	—
Soybeans	73,521	—	—	—
Wheat	109,661	—	—	—
Oats	27,482	—	—	—
Ethanol	—	124,795	—	—
Corn oil	—	—	36,015	—
Soybean oil	—	—	26,510	—
Other	4,371	2,058	740	1,859
Subtotal	899,689	126,853	63,265	1,859
Exchange traded:
Corn	267,792	—	—	—
Soybeans	53,730	—	—	—
Wheat	80,733	—	—	—
Oats	1,800	—	—	—
Ethanol	—	73,584	—	—
Propane	—	17,094	—	—
Other	—	2,898	14	149
Subtotal	404,055	93,576	14	149
Total	1,303,744	220,429	63,279	2,008

The Andersons, Inc. | Q2 2021 Form 10-Q | 12

	June 30, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	437,275	—	—	—
Soybeans	50,012	—	—	—
Wheat	95,133	—	—	—
Oats	49,053	—	—	—
Ethanol	—	141,549	—	—
Corn oil	—	—	8,098	—
Other	25,005	5,000	415	2,370
Subtotal	656,478	146,549	8,513	2,370
Exchange traded:
Corn	287,840	—	—	—
Soybeans	36,970	—	—	—
Wheat	67,040	—	—	—
Oats	685	—	—	—
Ethanol	—	27,300	—	—
Propane	—	28,602	—	—
Other	—	13,650	340	208
Subtotal	392,535	69,552	340	208
Total	1,049,013	216,101	8,853	2,578

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
At June 30, 2021, December 31, 2020 and June 30, 2020, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$—	$(589)	$(1,174)
Interest rate contracts included in Other long-term liabilities	(309)	(430)	(553)
Foreign currency contracts included in Other current assets	1,523	2,753	791
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$3,849	$164	$—
Interest rate contracts included in Accrued expenses and other current liabilities	(6,944)	(6,664)	(8,806)
Interest rate contracts included in Other long-term liabilities	(11,506)	(18,539)	(24,388)

The Andersons, Inc. | Q2 2021 Form 10-Q | 13

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$355	$186	$709	$(720)
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other comprehensive income (loss)	2,471	(2,475)	$(10,476)	$(20,657)
Interest rate derivatives losses included in Interest income (expense), net	$(1,656)	$(1,917)	(3,273)	(2,700)

Outstanding interest rate derivatives, as of June 30, 2021, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2023	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.7%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

6. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of Accounting Standard Codification ("ASC") 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Ethanol sales contracts are derivatives under ASC 815, Derivatives and Hedging and the Rail leasing revenue is accounted for under ASC 842, Leases. The breakdown of revenues between ASC 606 and other standards are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues under ASC 606	$640,083	$459,105	$1,146,551	$806,607
Revenues under ASC 815	2,611,981	1,406,307	4,719,603	2,886,360
Revenues under ASC 842	21,662	24,768	43,301	50,319
Total revenues	$3,273,726	$1,890,180	$5,909,455	$3,743,286

The Andersons, Inc. | Q2 2021 Form 10-Q | 14

The Company's revenues under ASC 842 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease revenue	$20,458	$23,276	$41,308	$47,332
Sales-type lease revenue	101	232	202	334
Variable lease revenue	1,103	1,260	1,791	2,653
Total revenues	$21,662	$24,768	$43,301	$50,319

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and six months ended June 30, 2021 and 2020, respectively:

	Three months ended June 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$84,915	$—	$84,915
Primary nutrients	—	—	213,604	—	213,604
Services	2,114	—	3,869	9,233	15,216
Products and co-products	74,948	184,263	—	—	259,211
Frac sand and propane	36,649	—	—	—	36,649
Other	4,037	394	19,020	7,037	30,488
Total	$117,748	$184,657	$321,408	$16,270	$640,083

	Three months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$82,634	$—	$82,634
Primary nutrients	—	—	188,463	—	188,463
Service	2,357	—	2,596	8,658	13,611
Products and co-products	63,344	75,773	—	—	139,117
Frac sand and propane	21,439	—	—	—	21,439
Other	5,330	352	6,132	2,027	13,841
Total	$92,470	$76,125	$279,825	$10,685	$459,105

	Six months ended June 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$161,721	$—	$161,721
Primary nutrients	—	—	285,263	—	285,263
Service	3,568	—	5,158	19,177	27,903
Products and co-products	146,936	329,907	—	—	476,843
Frac sand and propane	128,714	—	—	—	128,714
Other	6,969	4,153	38,518	16,467	66,107
Total	$286,187	$334,060	$490,660	$35,644	$1,146,551

The Andersons, Inc. | Q2 2021 Form 10-Q | 15

	Six months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Total
Specialty nutrients	$—	$—	$155,865	$—	$155,865
Primary nutrients	—	—	234,153	—	234,153
Service	4,043	—	2,778	17,394	24,215
Products and co-products	116,509	177,472	—	—	293,981
Frac sand and propane	71,314	—	—	—	71,314
Other	9,318	968	11,942	4,851	27,079
Total	$201,184	$178,440	$404,738	$22,245	$806,607

Approximately 3% of revenues accounted for under ASC 606 during both three and six months periods ended June 30, 2021 and 2020, respectively, are recorded over time which primarily relates to service revenues noted above.

Contract balances

The balances of the Company’s contract liabilities were $17.0 million and $45.6 million as of June 30, 2021 and December 31, 2020, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up at year-end in preparation for the spring application season. As expected the revenue recognized in the current period satisfied the contract liabilities throughout the spring application season.

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

For the six months ended June 30, 2021, the Company estimated its annual effective tax rate utilizing the annualized effective tax rate method under ASC 740, Income Taxes, to calculate its interim income tax provision. For the six months ended June 30, 2020, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. At the time, it was not possible to reliably estimate the annual effective tax rate for the year due to uncertainty created by the COVID-19 pandemic. As a result, relatively small changes in the provision for income taxes in 2020 caused disproportionate changes in the effective tax rate, as compared to 2021.

For the three months ended June 30, 2021, the Company recorded income tax expense of $10.6 million at an effective income tax rate of 18.7%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impacts of state and local taxes and non-deductible compensation, offset by benefits related to the treatment of mark-to-market activity on certain contracts in the Ethanol segment. The change in effective tax rate for the three months ended June 30, 2021 as compared to the same period last year was primarily attributed to the favorable impact of the mark-to-market activity on certain contracts in the Ethanol segment, coupled with additional benefits from the CARES Act in the prior year. For the three months ended June 30, 2020, using the discrete effective tax rate method to calculate the interim tax provision, the Company recorded an income tax benefit of $12.2 million at an effective income tax rate of 155.8%.

The Andersons, Inc. | Q2 2021 Form 10-Q | 16

For the six months ended June 30, 2021, the Company recorded an income tax expense of $16.4 million at an effective income tax rate of 21.6%. The annual effective tax rate differs from the statutory U.S. Federal tax rate due to the impacts of state and local taxes and non-deductible compensation, offset by benefits related to the treatment of mark-to-market activity on certain contracts in the Ethanol segment. The change in effective tax rate for the six months ended June 30, 2021, as compared to the same period last year was primarily attributed to additional tax benefits from net operating loss carry backs as a result of the CARES Act in the prior year, offset by the favorable impact of the mark-to-market activity on the contracts within the ethanol segment. For the six months ended June 30, 2020, using the discrete effective tax rate method to calculate the interim tax provision, the Company recorded an income tax benefit of $13.7 million at an effective income tax rate of 30.5%.

The 2021 effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the Company’s assessment of its liability for uncertain tax positions. The amount of unrecognized tax benefits for uncertain tax positions was $44.4 million and $24.7 million as of June 30, 2021 and June 30, 2020, respectively. The unrecognized tax benefits of $44.4 million include $40.6 million recorded as a reduction of the deferred tax asset and refundable credits associated with the Federal Research and Development Credits.

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) attributable to the Company for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Currency Translation Adjustment
Beginning balance	$6,963	$(5,574)	$5,739	$1,065
Other comprehensive income (loss) before reclassifications	1,469	3,249	2,693	(3,390)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	1,469	3,249	2,693	(3,390)
Ending balance	$8,432	$(2,325)	$8,432	$(2,325)
Hedging Adjustment
Beginning balance	$(8,365)	$(23,106)	$(18,106)	$(9,443)
Other comprehensive income (loss) before reclassifications	(3,514)	(3,669)	4,613	(18,059)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	2,208	2,412	4,360	3,381
Tax effect	(552)	(603)	(1,090)	(845)
Other comprehensive income (loss), net of tax	(1,858)	(1,860)	7,883	(15,523)
Ending balance	$(10,223)	$(24,966)	$(10,223)	$(24,966)
Pension and Other Postretirement Adjustment
Beginning balance	$(70)	$773	$33	$889
Other comprehensive income (loss) before reclassifications	(63)	186	5	241
Amounts reclassified from accumulated other comprehensive income (loss)(b)	(228)	(228)	(456)	(456)
Tax effect	57	57	114	114
Other comprehensive income (loss), net of tax	(234)	15	(337)	(101)
Ending balance	$(304)	$788	$(304)	$788
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$(1,837)	$(26,245)	$(1,837)	$(26,245)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
The Andersons, Inc. | Q2 2021 Form 10-Q | 17

(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q2 2021 Form 10-Q | 18

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to The Andersons Inc. common shareholders	$43,499	$30,439	$58,606	$(7,222)
Denominator:
Weighted average shares outstanding – basic	33,263	32,932	33,226	32,876
Effect of dilutive awards	316	77	391	—
Weighted average shares outstanding – diluted	33,579	33,009	33,617	32,876
Earnings (loss) per share
Basic	$1.31	$0.92	$1.76	$(0.22)
Diluted	$1.30	$0.92	$1.74	$(0.22)

There were 57 thousand and 471 thousand antidilutive awards for the three months ended June 30, 2021 and June 30, 2020, respectively. There were 82 thousand antidilutive share awards outstanding for the six months ended June 30, 2021.
All awards were antidilutive for the six months ended June 30, 2020 as the Company incurred a net loss.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021, December 31, 2020 and June 30, 2020:

(in thousands)	June 30, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$38,627	$390,311	$—	$428,938
Provisionally priced contracts (b)	32,710	(25,210)	—	7,500
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	5,373	(14,909)	—	(9,536)
Total	$76,710	$350,192	$13,550	$440,452

(in thousands)	December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,369	$126,098	$—	$177,467
Provisionally priced contracts (b)	19,793	(48,818)	—	(29,025)
Convertible preferred securities (c)	—	—	8,849	8,849
Other assets and liabilities (d)	7,972	(26,058)	—	(18,086)
Total	$79,134	$51,222	$8,849	$139,205

(in thousands)	June 30, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$22,162	$23,754	$—	$45,916
Provisionally priced contracts (b)	(15,139)	(41,897)	—	(57,036)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	4,102	(34,922)	—	(30,820)
Total	$11,125	$(53,065)	$8,654	$(33,286)
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

The Andersons, Inc. | Q2 2021 Form 10-Q | 19

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2021	2020
Assets at January 1,	$8,849	$8,404
Additional investments	2,800	250
Assets at March 31,	$11,649	$8,654
Additional Investments	1,901	—
Assets at June 30,	$13,550	$8,654

The Andersons, Inc. | Q2 2021 Form 10-Q | 20

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2021, December 31, 2020 and June 30, 2020:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$13,550	$8,849	$8,654	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no non-recurring fair value measurements as of June 30, 2021, December 31, 2020 and June 30, 2020.

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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Sales revenues	$85,294	$29,659	$151,940	$84,353
Purchases of product and capital assets	8,662	6,419	20,336	21,996

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Accounts receivable (a)	$11,835	$5,623	$7,332
Accounts payable (b)	2,287	5,251	2,598
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
The Andersons, Inc. | Q2 2021 Form 10-Q | 21

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Revenues from external customers
Trade	$2,297,869	$1,351,168	$4,280,377	$2,729,209
Ethanol	616,527	223,745	1,059,486	536,784
Plant Nutrient	321,409	279,825	490,661	404,738
Rail	37,921	35,442	78,931	72,555
Total	$3,273,726	$1,890,180	$5,909,455	$3,743,286

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Income (loss) before income taxes attributable to the Company
Trade	$13,777	$393	$27,632	$(9,591)
Ethanol	23,531	868	26,457	(23,108)
Plant Nutrient	23,995	19,407	32,518	18,215
Rail	3,064	2,606	7,955	3,613
Other	(10,226)	(5,035)	(19,569)	(10,015)
Income (loss) before income taxes attributable to the Company	54,141	18,239	74,993	(20,886)
Income (loss) attributable to noncontrolling interests	2,625	(10,407)	780	(23,856)
Income (loss) before income taxes	$56,766	$7,832	$75,773	$(44,742)

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
The Andersons, Inc. | Q2 2021 Form 10-Q | 22

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2020 Form 10-K, have not materially changed through the second quarter of 2021.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders’ equity exceeding the Company’s market capitalization at various points during the year for impairment indicators. The Company continues to believe that the share price is not an accurate reflection of its current value. The long-term outlook remains positive for agricultural commodities due to market volatility driven by scarcity of supply and strong demand. Management believes that the market’s impact on the Company’s equity value does not accurately reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for certain portions of the period, that no impairment trigger existed as of June 30, 2021. However, adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Trade

The Trade Group’s second quarter results improved substantially over the prior year as the Group saw the benefits of a demand-driven agriculture rally. Commodity price volatility and market dislocations created merchandising opportunities for the Group to be well positioned and execute on many commodities in both the domestic and export markets. This demand driven rally has created an inversion in the futures market for the majority of the agricultural commodities stored by the Group's asset business. However, traditional space income through the old crop carryout has been accelerated and exceeded by strong elevation margins and merchandising results. The Group’s propane business added significant volume both through a new terminal location and displacement opportunities. Finally, the business continued to benefit from prior year reorganization synergies and other cost-cutting efforts.
The Andersons, Inc. | Q2 2021 Form 10-Q | 23

Agricultural inventories on hand at June 30, 2021 were 85.8 million bushels, of which 1.2 million bushels were stored for others. These amounts compare to 74.4 million bushels on hand at June 30, 2020, of which 1.7 million bushels were stored for others. Total Trade storage space capacity, including temporary pile storage, was approximately 202 million bushels at June 30, 2021 compared to 201 million bushels at June 30, 2020.

We expect continued merchandising opportunities into harvest as scarcity of supply is impacting overall prices. Crop conditions in the majority of the Group's draw area are excellent and the business is preparing for a large harvest. As the volume of grain in store is expected to remain at levels below recent years for some time, high prices and strong elevation margins are expected to continue into 2022.

Ethanol

The Ethanol Group's second quarter results were profitable, and a substantial improvement compared to the prior year. The Group's prior year results were significantly impacted by COVID-19 as negative crush margins and weak demand plagued the ethanol industry. The 2021 results reflect a considerable improvement in crush margins, overall ethanol demand and higher ethanol trading results. The Group also benefited from increased co-product values, including high protein and traditional DDG products, as well as corn and other vegetable oils.

Spot ethanol crush margins have continued to improve from the prior year and higher corn and soybean meal prices continue to support feed product values. While there is a level of uncertainty that persists regarding a tighter corn balance sheet and how quickly the ethanol industry as a whole will recover from COVID-19, the group has observed rebounding driving demand, strong coproduct margins and continued trading opportunities.

Ethanol and related co-products volumes for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Ethanol (gallons shipped)	186,396	119,528	358,608	266,873
E-85 (gallons shipped)	11,914	4,396	19,805	13,489
Corn oil (pounds shipped)	56,760	20,968	104,708	50,262
DDG (tons shipped)*	454	334	931	964
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient Group's second quarter results were considerably improved compared to the prior year period. The improvement was largely driven by improved margins in the Ag Supply Chain and Specialty Liquids product lines and reflect demand from favorable spring weather, strong grower income and well-positioned fertilizer inventory. Engineered Granules maintained strong demand but contended against rising input costs and a tight labor market. The group's outlook is positive, anticipating continued higher fertilizer prices and strong demand into the fall application season.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 463 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at June 30, 2021, compared to approximately 481 thousand tons for dry nutrients and approximately 510 thousand tons for liquid nutrients at June 30, 2020.

The Andersons, Inc. | Q2 2021 Form 10-Q | 24

Tons of product sold for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Ag Supply Chain	661	690	1,008	904
Specialty Liquids	133	121	233	196
Engineered Granules	165	151	323	273
Total tons	959	962	1,564	1,373

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

Rail

Rail results increased driven by the opportunistic sale of older railcars due to favorable scrap prices. The leasing business improved due to lower maintenance expenses and bad debt recoveries despite slightly decreased average lease rates. Average utilization rates increased from 88.3 percent in the second quarter of 2020 to 89.7 percent in the second quarter of 2021. Rail assets under management (owned, leased or managed for financial institutions in non-recourse arrangements) at June 30, 2021 were 21.8 thousand compared to 24.0 thousand at June 30, 2020.

While the North American railcar industry is showing signs of a slow recovery, lease rates are expected to stay relatively flat for much of the year.

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

The Andersons, Inc. | Q2 2021 Form 10-Q | 25

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended June 30, 2021 with the three months ended June 30, 2020 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$2,297,869	$616,527	$321,409	$37,921	$—	$3,273,726
Cost of sales and merchandising revenues	2,220,038	581,811	270,549	27,284	—	3,099,682
Gross profit	77,831	34,716	50,860	10,637	—	174,044
Operating, administrative and general expenses	61,514	6,577	26,568	4,416	10,901	109,976
Interest expense (income), net	7,452	2,021	1,146	3,394	(559)	13,454
Equity in earnings of affiliates, net	845	—	—	—	—	845
Other income, net	4,067	38	849	237	116	5,307
Income (loss) before income taxes	$13,777	$26,156	$23,995	$3,064	$(10,226)	$56,766
Income (loss) before income taxes attributable to the noncontrolling interests	—	2,625	—	—	—	2,625
Non-GAAP Income (loss) before income taxes attributable to the Company	$13,777	$23,531	$23,995	$3,064	$(10,226)	$54,141

	Three months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$1,351,168	$223,745	$279,825	$35,442	$—	$1,890,180
Cost of sales and merchandising revenues	1,291,786	226,344	241,060	24,724	—	1,783,914
Gross profit	59,382	(2,599)	38,765	10,718	—	106,266
Operating, administrative and general expenses	54,998	5,506	18,281	5,184	6,167	90,136
Interest expense (income), net	5,056	1,900	1,463	3,833	(425)	11,827
Equity in earnings (losses) of affiliates, net	79	—	—	—	—	79
Other income (expense), net	986	466	386	905	707	3,450
Income (loss) before income taxes	$393	$(9,539)	$19,407	$2,606	$(5,035)	$7,832
Income (loss) before income taxes attributable to the noncontrolling interests	—	(10,407)	—	—	—	(10,407)
Non-GAAP Income (loss) before income taxes attributable to the Company	$393	$868	$19,407	$2,606	$(5,035)	$18,239

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

The Andersons, Inc. | Q2 2021 Form 10-Q | 26

Trade

Operating results for the Trade Group increased by $13.4 million compared to the results of the same period last year. Sales and merchandising revenues increased by $946.7 million and cost of sales and merchandising revenues increased by $928.3 million for a favorable net gross profit impact of $18.4 million. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase in gross profit was primarily driven by improved merchandising results as weather and export demand created volatility that allowed traders to identify arbitrage opportunities from geographical dislocations. This increase was partially offset by a decrease in the Group's traditional assets, however, as inverted futures markets in several commodities provided less space income, replacing and accelerating the income with merchandising opportunities noted above.

Operating, administrative and general expenses increased by $6.5 million. The increase from the prior year is primarily related to higher incentive compensation costs from improved operating results and other professional service fees.

Interest expense increased by $2.4 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year.

Other income increased by $3.1 million from prior year largely driven by a gain on the sale of a grain location in the current year.

Ethanol

Operating results for the Ethanol Group increased by $22.7 million from the same period last year. Sales and merchandising revenues increased by $392.8 million and cost of sales and merchandising revenues increased by $355.5 million compared to prior year results. As a result gross profit increased by $37.3 million compared to 2020 results. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase to gross profit in the current period results reflect improved ethanol margins, higher coproduct sales from DDGs and corn oil and strong merchandising revenues. The prior year results were significantly impacted by COVID-19.

Operating, administrative and general expenses increased by $1.1 million from the increase in labor and incentive compensation costs from increased production and improved operating results, respectively.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $4.6 million compared to the same period in the prior year. Sales and merchandising revenues increased by $41.6 million and cost of sales and merchandising revenues increased by $29.5 million resulting in a $12.1 million increase in gross profit. The increase in gross profit was driven by improved margins across the Ag Supply Chain and Specialty Liquids product lines and reflects higher spring demand, strong grower income and well positioned fertilizer inventory.

Operating, administrative and general expenses increased by $8.3 million due to higher incentive compensation costs from and improved operating results.

Interest expense decreased by $0.3 million due to lower interest rates.

Rail

Operating results increased by $0.5 million from the same period last year. Sales and merchandising revenues increased by $2.5 million from prior year. This was driven by a $4.9 million increase in car sale revenues and a $0.6 million increase in repair revenues that was partially offset by a $3.0 million decrease in leasing revenue. Cost of sales and merchandising revenues increased by $2.6 million compared to the prior year due to increased car sale revenues from the prior year. As a result, gross profit decreased by $0.1 million compared to the same period last year.

Operating, administrative and general expenses decreased by $0.8 million due to a decrease in bad debt expense as compared to the prior year. This was partially offset by higher incentive compensation from improved operating results.

Interest expense decreased by $0.4 million due to lower interest rates.

The Andersons, Inc. | Q2 2021 Form 10-Q | 27

Other

Operating results for the second quarter declined by $5.2 million compared to the same period in 2020. The increase in operating losses was primarily driven by higher operating, administrative and general expenses due to increased incentive-based compensation as a result of improved company-wide performance year over year and higher professional services expenses.

Income Taxes

For the three months ended June 30, 2021, the Company recorded an income tax expense of $10.6 million at an effective rate of 18.7%. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.2 million at an effective tax rate of 155.8%. The change in effective tax rate for the three months ended June 30, 2021 as compared to the same period last year was primarily attributed to the treatment of mark-to-market activity on certain contracts in the Ethanol segment. The prior year also reflects the benefit of net operating loss carryback tax savings opportunities as provided by the CARES Act.

Comparison of the six months ended June 30, 2021 with the six months ended June 30, 2020 including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$4,280,377	$1,059,486	$490,661	$78,931	$—	$5,909,455
Cost of sales and merchandising revenues	4,129,989	1,016,287	407,400	59,023	—	5,612,699
Gross profit	150,388	43,199	83,261	19,908	—	296,756
Operating, administrative and general expenses	118,445	13,233	49,967	7,290	20,913	209,848
Interest expense (income), net	14,503	4,094	2,212	6,574	(760)	26,623
Equity in earnings (losses) of affiliates, net	2,639	—	—	—	—	2,639
Other income (expense), net	7,553	1,365	1,436	1,911	584	12,849
Income (loss) before income taxes	$27,632	$27,237	$32,518	$7,955	$(19,569)	$75,773
Income (loss) before income taxes attributable to the noncontrolling interests	—	780	—	—	—	780
Non-GAAP Income (loss) before income taxes attributable to the Company	$27,632	$26,457	$32,518	$7,955	$(19,569)	$74,993

	Six months ended June 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Rail	Other	Total
Sales and merchandising revenues	$2,729,209	$536,784	$404,738	$72,555	$—	$3,743,286
Cost of sales and merchandising revenues	2,607,361	568,782	345,609	52,138	—	3,573,890
Gross profit	121,848	(31,998)	59,129	20,417	—	169,396
Operating, administrative and general expenses	123,153	11,621	38,022	10,443	11,957	195,196
Interest expense (income), net	12,245	4,257	3,248	8,316	(652)	27,414
Equity in earnings (losses) of affiliates, net	209	—	—	—	—	209
Other income (expense), net	3,750	912	356	1,955	1,290	8,263
Income (loss) before income taxes	$(9,591)	$(46,964)	$18,215	$3,613	$(10,015)	$(44,742)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(23,856)	—	—	—	(23,856)
Non-GAAP Income (loss) before income taxes attributable to the Company	$(9,591)	$(23,108)	$18,215	$3,613	$(10,015)	$(20,886)

The Andersons, Inc. | Q2 2021 Form 10-Q | 28

Trade

Operating results for the Trade Group increased by $37.2 million compared to the results of the same period last year. Sales and merchandising revenues increased by $1,551.2 million and cost of sales and merchandising revenues increased by $1,522.6 million for an increased gross profit impact of $28.5 million. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase in gross profit was primarily driven by improved merchandising results as weather and export demand created volatility that allowed traders to identify arbitrage opportunities from geographical dislocations. This increase was partially offset by a decrease in the Group's traditional assets, however, as inverted futures markets in several commodities provided less space income, replacing and accelerating the income with merchandising opportunities noted above.

Operating, administrative and general expenses decreased by $4.7 million. The decrease from the prior year is primarily related to the Company's cost saving initiatives, much of which is headcount reduction, both from acquisition integration and in response to the COVID-19 pandemic. The decrease was partially offset by higher incentive compensation costs from improved operating results.

Interest expense increased by $2.3 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year.

Ethanol

Operating results for the Ethanol Group increased by $49.6 million from the same period last year. Sales and merchandising revenues increased by $522.7 million and cost of sales and merchandising revenues increased by $447.5 million compared to prior year. As a result, gross profit increased by $75.2 million compared to prior year. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase to gross profit in the current period results reflect significantly improved crush margins, higher coproduct sales from DDGs and corn oil and strong merchandising revenues. The prior year results were significantly impacted by COVID-19 and the group recorded a $10.9 million inventory write down and a $9.6 million mark to market loss.

Operating, administrative and general expenses increased by $1.6 million primarily due to higher labor and incentive compensation costs from increased production and improved operating results, respectively.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $14.3 million compared to the same period in the prior year. Sales and merchandising revenues increased $85.9 million and cost of sales and merchandising revenues increased by $61.8 million resulting in increased gross profit of $24.1 million. Gross profit improved year over year due to increases in volumes and margins across the breadth of product lines and reflects higher demand, strong grower income and well positioned fertilizer inventory.

Operating, administrative and general expenses increased by $11.9 million due to increased incentive compensation from improved operating results, and other variable expenses supporting additional volume in the current year.

Interest expense decreased by $1.0 million from lower interest rates compared to the prior year.

Rail

Operating results increased by $4.3 million from the same period last year. Sales and merchandising revenues increased by $6.4 million. This was driven by a $11.5 million increase in car sale revenues and a $1.8 million increase in repair revenues that was partially offset by a $6.9 million decrease in leasing revenue. Cost of sales and merchandising increased by $6.9 million compared to the prior year driven by the book value of cars that were sold in the quarter. As a result, gross profit decreased by $0.5 million compared to the same period last year.

Operating, administrative and general expenses decreased by $3.2 million driven by a $1.6 million recovery of previously written off bad debt and overall lower expenses in the period.

Interest expense decreased by $1.7 million from lower borrowings and interest rates compared to the prior year.

The Andersons, Inc. | Q2 2021 Form 10-Q | 29

Other

Operating results declined by $9.6 million from the same period last year. The increase in operating losses was primarily driven by increased incentive-based compensation in operating, administrative and general expenses due to improved company-wide performance year over year and higher professional services expenses.

Income Taxes

For the six months ended June 30, 2021, the Company recorded an income tax expense of $16.4 million at an effective rate of 21.6%. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.7 million at an effective tax rate of 30.5%. The change in effective tax rate for the six months ended June 30, 2021 as compared to the same period last year primarily attributed improved operating results in the current year, including additional nondeductible compensation and increased foreign tax expense, as well as the treatment of mark-to-market activity on certain contracts in the Ethanol segment.

Liquidity and Capital Resources

Working Capital
At June 30, 2021, the Company had working capital of $543.7 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	June 30, 2021	June 30, 2020	Variance
Current Assets:
Cash and cash equivalents	$27,538	$30,011	$(2,473)
Accounts receivable, net	721,575	537,011	184,564
Inventories	912,299	616,323	295,976
Commodity derivative assets – current	507,148	112,089	395,059
Other current assets	65,740	102,755	(37,015)
Total current assets	$2,234,300	$1,398,189	$836,111
Current Liabilities:
Short-term debt	757,271	96,071	661,200
Trade and other payables	547,169	503,892	43,277
Customer prepayments and deferred revenue	58,155	45,734	12,421
Commodity derivative liabilities – current	90,366	65,186	25,180
Current maturities of long-term debt	56,582	68,477	(11,895)
Accrued expenses and other current liabilities	181,015	147,422	33,593
Total current liabilities	$1,690,558	$926,782	$763,776
Working Capital	$543,742	$471,407	$72,335

Current assets as of June 30, 2021 increased $836.1 million in comparison to those as of June 30, 2020. This increase was noted in all areas except for cash and cash equivalents and other current assets. The increases in accounts receivable, current commodity derivative assets and inventory balances can largely be attributable to the significant increases in the prices of agricultural commodities that the Company transacts in the ordinary course of business. The decrease in other current assets is attributable to the receipt of federal income tax refunds as a result of the CARES Act in 2020. See also the discussion below on additional sources and uses of cash for an understanding of the increase in cash from prior year.
Current liabilities increased $763.8 million compared to the prior year primarily due to increases in short-term debt and trade and other payables. The increase in short-term debt is the result of higher working capital needs and driven by significant increases in the prices of agricultural commodities. The increase in trade and other payables is also the result of increasing agricultural commodity prices. Short-term borrowings, while typically at a seasonal high in the spring, are further supporting an unusual price run-up in our core commodities. As we liquidate these commodities in advance of harvest, we expect a reduction to the level of short-term borrowing. The increase in current liabilities was slightly offset by reductions in current maturities of long-term debt.
The Andersons, Inc. | Q2 2021 Form 10-Q | 30

Sources and Uses of Cash

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Net cash (used in) provided by operating activities	$(245,494)	$145,511
Net cash used in investing activities	(23,474)	(66,002)
Net cash provided by (used in) financing activities	267,550	(105,068)

Operating Activities
Our operating activities used cash of $245.5 million and provided cash of $145.5 million in the first six months of 2021 and 2020, respectively. The increase in cash used was primarily due to a result in the change of working capital, as discussed above, driven by significant increases in agricultural commodity prices. However, when you remove the impact from changes in working capital, cash provided by operating activities was much stronger than the prior period due to favorable operating results.

Investing Activities
Investing activities used cash of $23.5 million through the first six months of 2021 compared to cash used of $66.0 million in the prior year. The decrease from the prior year was a result of higher proceeds from sales of assets and railcars, fewer purchased railcars and the continued strategic use of capital spending to enhance overall liquidity and cash management.
We expect to invest approximately $100 million in property, plant and equipment in 2021; approximately 60% of which will be to maintain facilities.

Financing Activities
Financing activities provided cash of $267.6 million and $105.1 million for the six months ended June 30, 2021 and 2020, respectively. This change from the prior year was largely due to a significant increase in short term borrowings to cover working capital needs as the prices of agricultural commodities continue to rise.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,404.6 million in borrowings. Of the total capacity, $404.6 million is non-recourse to the Company. As of June 30, 2021, the Company had $1,173.5 million available for borrowing with $237.2 million of that total being non-recourse to the Company.

The Company paid $11.7 million in dividends in the first six months of 2021 compared to $11.5 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January and April of 2021 and 2020. On June 25, 2021, the Company declared a cash dividend of $0.175 per common share payable on July 22, 2021 to shareholders of record on July 6, 2021.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company is in compliance with all such covenants as of June 30, 2021. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities or are collateralized by railcar assets. Our non-recourse long-term debt is collateralized by ethanol plant assets and railcar assets.
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

At June 30, 2021, the Company had standby letters of credit outstanding of $25.5 million.

The Andersons, Inc. | Q2 2021 Form 10-Q | 31

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2021 Form 10-Q | 32

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	12,760	$27.38	—	—
May 2021	—	—	—	—
June 2021	177	30.86	—	—
Total	12,937	$27.43	—	—
(1) During the three months ended June 30, 2021, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

The Andersons, Inc. | Q2 2021 Form 10-Q | 33

Item 6. Exhibits

Exhibit Number	Description

10.1	Third Amendment to Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

The Andersons, Inc. | Q2 2021 Form 10-Q | 34

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 4, 2021	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer

Date: August 4, 2021	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2021 Form 10-Q | 35