Form 10-Q
period 2021-09-30
Andersons, Inc.
filed 2021-11-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2021

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

The registrant had 33,286,202 common shares outstanding at October 22, 2021.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales and merchandising revenues (Note 6)	$2,998,824	$1,885,586	$8,829,348	$5,556,317
Cost of sales and merchandising revenues	2,876,989	1,792,349	8,430,665	5,314,101
Gross profit	121,835	93,237	398,683	242,216
Operating, administrative and general expenses	110,275	92,610	312,833	277,363
Interest expense, net	8,799	6,853	28,848	25,951
Other income, net:
Equity in earnings (losses) of affiliates, net	(250)	20	2,389	228
Other income, net	13,806	3,846	24,743	10,154
Income (loss) before income taxes from continuing operations	16,317	(2,360)	84,134	(50,716)
Income tax provision (benefit) from continuing operations	4,027	(4,148)	18,065	(18,628)
Net income (loss) from continuing operations	12,290	1,788	66,069	(32,088)
Income from discontinued operations, net of income taxes	1,846	427	7,453	3,224
Net income (loss)	14,136	2,215	73,522	(28,864)
Net income (loss) attributable to noncontrolling interests	(1,602)	3,273	(822)	(20,583)
Net income (loss) attributable to The Andersons, Inc.	$15,738	$(1,058)	$74,344	$(8,281)

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders: (Note 9)
Basic earnings (loss):
Continuing operations	$0.42	$(0.04)	$2.01	$(0.35)
Discontinued operations	0.06	0.01	0.22	0.10
	$0.48	$(0.03)	$2.23	$(0.25)
Diluted earnings (loss):
Continuing operations	$0.41	$(0.04)	$1.99	$(0.35)
Discontinued operations	0.05	0.01	0.22	0.10
	$0.46	$(0.03)	$2.21	$(0.25)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2021 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$14,136	$2,215	$73,522	$(28,864)
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(102)	(119)	(439)	(220)
Foreign currency translation adjustments	(3,004)	2,351	(311)	(1,039)
Cash flow hedge activity	1,537	1,783	9,420	(13,740)
Other comprehensive income (loss)	(1,569)	4,015	8,670	(14,999)
Comprehensive income (loss)	12,567	6,230	82,192	(43,863)
Comprehensive income (loss) attributable to the noncontrolling interests	(1,602)	3,273	(822)	(20,583)
Comprehensive income (loss) attributable to The Andersons, Inc.	$14,169	$2,957	$83,014	$(23,280)
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2021 Form 10-Q | 2

Balance The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$216,874	$29,123	$13,693
Accounts receivable, net	735,349	641,326	509,964
Inventories (Note 2)	1,017,804	1,293,066	747,588
Commodity derivative assets – current (Note 5)	409,647	320,706	140,065
Current assets held-for-sale (Note 14)	26,561	32,659	45,132
Other current assets	92,159	99,529	83,807
Total current assets	2,498,394	2,416,409	1,540,249
Other assets:
Goodwill	129,342	131,542	131,542
Other intangible assets, net	118,690	140,084	148,846
Right of use assets, net	50,270	33,387	33,547
Other assets held-for-sale (Note 14)	38,863	643,474	642,538
Other assets, net	74,923	46,914	44,738
Total other assets	412,088	995,401	1,001,211
Property, plant and equipment, net (Note 3)	797,660	860,311	870,151
Total assets	$3,708,142	$4,272,121	$3,411,611
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$281,199	$403,703	$100,405
Trade and other payables	825,923	954,809	635,206
Customer prepayments and deferred revenue	147,225	178,226	47,906
Commodity derivative liabilities – current (Note 5)	78,702	146,990	79,159
Current maturities of long-term debt (Note 4)	106,255	69,366	62,499
Accrued taxes	97,215	17,465	15,178
Current liabilities held-for-sale (Note 14)	13,427	25,277	27,996
Accrued expenses and other current liabilities	173,215	135,846	128,187
Total current liabilities	1,723,161	1,931,682	1,096,536
Long-term lease liabilities	31,332	19,835	19,216
Long-term debt, less current maturities (Note 4)	542,821	886,453	717,198
Deferred income taxes	79,636	170,147	163,454
Other long-term liabilities held-for-sale (Note 14)	13,592	48,096	221,334
Other long-term liabilities	81,587	55,248	56,646
Total liabilities	2,472,129	3,111,461	2,274,384
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,786, 33,599 and 33,599 shares issued at 9/30/2021, 12/31/2020 and 9/30/2020, respectively)	140	138	138
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	360,159	348,714	346,280
Treasury shares, at cost (110, 45 and 41 shares at 9/30/2021, 12/31/2020 and 9/30/2020, respectively)	(2,611)	(966)	(879)
Accumulated other comprehensive loss	(3,406)	(12,076)	(22,230)
Retained earnings	679,154	626,081	615,890
Total shareholders’ equity of The Andersons, Inc.	1,033,436	961,891	939,199
Noncontrolling interests	202,577	198,769	198,028
Total equity	1,236,013	1,160,660	1,137,227
Total liabilities and equity	$3,708,142	$4,272,121	$3,411,611
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2021 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2021	2020
Operating Activities
Net income (loss) from continuing operations	$66,069	$(32,088)
Income from discontinued operations, net of income taxes	7,453	3,224
Net income (loss)	73,522	(28,864)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	142,137	141,167
Bad debt (recovery) expense, net	(2,182)	8,049
Equity in earnings of affiliates, net of dividends	(2,389)	(228)
Gain on sale of business from continuing operations	(14,619)	—
Loss on sale of business from discontinued operations	1,491	—
Gain on sales of assets, net	(6,505)	(1,037)
Stock-based compensation expense	6,727	7,742
Deferred federal income tax	(93,725)	21,917
Inventory write down	3,399	10,933
Other	7,005	4,141
Changes in operating assets and liabilities:
Accounts receivable	(89,902)	(1,952)
Inventories	266,865	400,262
Commodity derivatives	(158,741)	(2,574)
Other assets	(3,357)	(34,343)
Payables and other accrued expenses	(10,659)	(329,422)
Net cash provided by operating activities	119,067	195,791
Investing Activities
Purchases of property, plant and equipment and capitalized software	(52,730)	(59,414)
Proceeds from sale of assets	3,999	8,121
Purchases of investments	(5,993)	(2,849)
Proceeds from sale of business from continuing operations	18,130	2,467
Proceeds from sale of business from discontinued operations	543,102	—
Purchases of Rail assets	(6,039)	(26,258)
Proceeds from sale of Rail assets	18,705	7,774
Other	349	—
Net cash provided by (used in) investing activities	519,523	(70,159)
Financing Activities
Net payments under lines of credit	(324,279)	(44,183)
Proceeds from issuance of short-term debt	608,250	—
Payments of short-term debt	(408,250)	—
Proceeds from issuance of long-term debt	186,800	213,906
Payments of long-term debt	(485,527)	(310,694)
Contributions from noncontrolling interest owner	4,655	6,493
Distributions to noncontrolling interest owner	(25)	(10,322)
Payments of debt issuance costs	(2,059)	(250)
Dividends paid	(17,503)	(17,234)
Other	(12,709)	(4,143)
Net cash used in financing activities	(450,647)	(166,427)
Effect of exchange rates on cash and cash equivalents	(192)	(407)
Increase (decrease) in cash and cash equivalents	187,751	(41,202)
Cash and cash equivalents at beginning of period	29,123	54,895
Cash and cash equivalents at end of period	$216,874	$13,693
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2021 Form 10-Q | 4

    The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2020	$138	$343,730	$(953)	$(26,245)	$622,718	$192,695	$1,132,083
Net income (loss)					(1,058)	3,273	2,215
Other comprehensive income				1,868			1,868
Amounts reclassified from accumulated other comprehensive income				2,147			2,147
Contributions from noncontrolling interests						2,083	2,083
Distributions to noncontrolling interests						(23)	(23)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		2,550	74				2,624
Dividends declared ($0.175 per common share)					(5,770)		(5,770)
Balance at September 30, 2020	$138	$346,280	$(879)	$(22,230)	$615,890	$198,028	$1,137,227

Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964
Net income (loss)					15,738	(1,602)	14,136
Other comprehensive loss				(3,081)			(3,081)
Amounts reclassified from accumulated other comprehensive income				1,512			1,512
Contributions from noncontrolling interests						1,715	1,715
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (2 shares)		2,553	39				2,592
Dividends declared ($0.175 per common share)					(5,825)		(5,825)
Balance at September 30, 2021	$140	$360,159	$(2,611)	$(3,406)	$679,154	$202,577	$1,236,013
The Andersons, Inc. | Q3 2021 Form 10-Q | 5

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					(8,281)	(20,583)	(28,864)
Other comprehensive loss				(19,340)			(19,340)
Amounts reclassified from accumulated other comprehensive income				4,341			4,341
Contributions from noncontrolling interests						6,493	6,493
Distributions to noncontrolling interests						(10,322)	(10,322)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (167 shares)	1	1,380	6,072		(843)		6,610
Dividends declared ($0.525 per common share)					(17,282)		(17,282)
Restricted share award dividend equivalents			391		(391)		—
Balance at September 30, 2020	$138	$346,280	$(879)	$(22,230)	$615,890	$198,028	$1,137,227

Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income (loss)					74,344	(822)	73,522
Other comprehensive income				4,230			4,230
Amounts reclassified from accumulated other comprehensive income				4,440			4,440
Contributions from noncontrolling interests						4,655	4,655
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (65 shares)	2	11,445	(1,977)		(3,479)		5,991
Dividends declared ($0.525 per common share)					(17,460)		(17,460)
Restricted share award dividend equivalents			332		(332)		—
Balance at September 30, 2021	$140	$360,159	$(2,611)	$(3,406)	$679,154	$202,577	$1,236,013
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2021 Form 10-Q | 6

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

During the third quarter of 2021, substantially all of the assets and liabilities of the Rail business were classified as held-for-sale in the accompanying Condensed Consolidated Balance Sheets. As discussed further in Note 14, the Company executed a definitive agreement to sell the Rail Leasing business. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remainder of the Rail business, primarily consistent of the Rail Repair business. These transactions effectively constitute the entirety of what has historically been included in the Rail reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Throughout this Quarterly Report on Form 10-Q, with the exception of the statements of cash flows and unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. The reclassification relates to the Condensed Consolidated Balance Sheet presentation of assets and liabilities as held for sale and Condensed Consolidated Statement of Operations presentation of results classified as discontinued operations in relation to the Rail business transactions noted above.

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 has been included as the Company operates in several seasonal industries.
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
Recently Adopted Accounting Pronouncements

Simplified Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12. The new standard simplifies accounting for income taxes, including guidance relating to the approach for calculating income taxes in an interim period, intraperiod tax allocation, and the recognition of deferred tax liabilities among other items. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The new standard did not have a material impact to the company’s financial statements or disclosures.

The Andersons, Inc. | Q3 2021 Form 10-Q | 7

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

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Grain and other agricultural products (a)	$732,512	$1,025,809	$557,808
Frac sand and propane (a)	18,481	12,477	10,064
Ethanol and co-products (a)	105,052	114,895	59,543
Plant nutrients and cob products	161,759	139,885	120,173
Total Inventories	$1,017,804	$1,293,066	$747,588
(a) Includes RMI of $700.3 million, $983.2 million and $523.3 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Inventories do not include 2.0 million, 3.0 million and 2.3 million bushels of grain held in storage for others as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

Lower of cost or net realizable value charges were $3.4 million and $10.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The current year charge primarily relates to certain fertilizer values decreasing after the spring application season. The charge in the prior year was a result of lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Land	$39,159	$39,704	$39,705
Land improvements and leasehold improvements	89,941	92,455	92,138
Buildings and storage facilities	368,678	379,195	375,715
Machinery and equipment	920,232	898,557	881,617
Construction in progress	24,556	19,473	20,936
	1,442,566	1,429,384	1,410,111
Less: accumulated depreciation	644,906	569,073	539,960
Property, plant and equipment, net	$797,660	$860,311	$870,151

Depreciation expense on property, plant and equipment used in continuing operations was $97.7 million and $91.4 million for the nine months ended September 30, 2021 and 2020, respectively. Additionally, depreciation expense on property, plant and equipment used in continuing operations was $35.2 million and $30.8 million for the three months ended September 30, 2021 and 2020, respectively.

During the quarter ended September 30, 2021, the Company sold its grain assets in Champaign, Illinois plus working capital for $23.3 million which resulted in a $14.6 million gain.

The Andersons, Inc. | Q3 2021 Form 10-Q | 8

4. Debt

Short-term and long-term debt at September 30, 2021, December 31, 2020 and September 30, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Short-term debt – non-recourse	$81,494	$93,192	$40,985
Short-term debt – recourse	199,705	310,511	59,420
Total short-term debt	$281,199	$403,703	$100,405

Current maturities of long-term debt – non-recourse	$69,932	$678	$211
Current maturities of long-term debt – recourse	36,323	68,688	62,288
Total current maturities of long-term debt	$106,255	$69,366	$62,499

Long-term debt, less: current maturities – non-recourse	$—	$127,192	$89,419
Long-term debt, less: current maturities – recourse	542,821	759,261	627,779
Total long-term debt, less: current maturities	$542,821	$886,453	$717,198

On February 4, 2021, the Company completed the second amendment to its credit agreement dated January 11, 2019. The amendment, which replaced an underwritten bridge loan received on January 21, 2021, provided for a short-term $250 million term note in which the entire stated principal is due on December 31, 2021. The entire principal balance was repaid as of September 30, 2021.

On May 6, 2021, the Company completed the third amendment to its credit agreement dated January 11, 2019. The amendment provides for a short-term note of approximately $358 million in which the entire stated principal is due on March 31, 2022. The term note will bear interest at variable rates, which are based on LIBOR plus an applicable spread. As of September 30, 2021 $200 million of principal remains outstanding.

The total borrowing capacity of the Company's lines of credit at September 30, 2021 was $1,297.5 million of which the Company had a total of $1,169.9 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of September 30, 2021, December 31, 2020 and September 30, 2020, the estimated fair value of long-term debt, including the current portion, was $667.9 million, $1,003.1 million and $831.3 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

As part of the Company's ongoing covenant monitoring process, the Company determined that it was virtually certain that ELEMENT will be out of compliance with its debt service coverage ratio covenant of no less than 1.4 to be initially measured on December 31, 2021. If ELEMENT is not in compliance with the debt service coverage ratio at December 31, 2021, it would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the ELEMENT’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement. Because it was determined that it was virtually certain that ELEMENT would violate this covenant in the future and has not yet received a waiver, the $70 million of non-recourse debt associated with ELEMENT has been classified as current maturity of long-term debt.

The Company is in compliance with all other financial covenants as of September 30, 2021.

The Andersons, Inc. | Q3 2021 Form 10-Q | 9

5. Derivatives

The Company’s operating results are affected by changes to commodity prices. The Trade and Ethanol businesses have established “unhedged” futures position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract). To reduce the exposure to market price risk on commodities owned and forward purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

The following table presents at September 30, 2021, December 31, 2020 and September 30, 2020, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Cash collateral paid	$136,977	$208,670	$70,446
Fair value of derivatives	(14,100)	(157,301)	(58,495)
Net derivative asset position	$122,877	$51,369	$11,951

The Andersons, Inc. | Q3 2021 Form 10-Q | 10

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$380,391	$11,704	$27,035	$461	$419,591
Commodity derivative liabilities	(107,721)	(370)	(105,737)	(7,645)	(221,473)
Cash collateral paid	136,977	—	—	—	136,977
Balance sheet line item totals	$409,647	$11,334	$(78,702)	$(7,184)	$335,095

	December 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$304,533	$4,328	$19,386	$14	$328,261
Commodity derivative liabilities	(192,023)	(348)	(166,850)	(243)	(359,464)
Cash collateral paid	208,196	—	474	—	208,670
Balance sheet line item totals	$320,706	$3,980	$(146,990)	$(229)	$177,467

	September 30, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$159,553	$3,565	$7,323	$42	$170,483
Commodity derivative liabilities	(89,933)	(508)	(86,482)	(490)	(177,413)
Cash collateral paid	70,446	—	—	—	70,446
Balance sheet line item totals	$140,066	$3,057	$(79,159)	$(448)	$63,516

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Gains (losses) on commodity derivatives included in cost of sales and merchandising revenues	$(11,353)	$(52,047)	$229,320	$(12,290)

The Andersons, Inc. | Q3 2021 Form 10-Q | 11

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2021, December 31, 2020 and September 30, 2020:

	September 30, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	687,177	—	—	—
Soybeans	96,061	—	—	—
Wheat	94,132	—	—	—
Oats	35,460	—	—	—
Ethanol	—	174,381	—	—
Corn oil	—	—	92,709	—
Soybean Oil	—	—	41,322	—
Other	31,086	2,264	1,959	2,324
Subtotal	943,916	176,645	135,990	2,324
Exchange traded:
Corn	236,395	—	—	—
Soybeans	60,660	—	—	—
Wheat	101,087	—	—	—
Oats	1,290	—	—	—
Ethanol	—	96,894	—	—
Propane	—	24,402	—	—
Other	—	8	1,890	240
Subtotal	399,432	121,304	1,890	240
Total	1,343,348	297,949	137,880	2,564

	December 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	684,654	—	—	—
Soybeans	73,521	—	—	—
Wheat	109,661	—	—	—
Oats	27,482	—	—	—
Ethanol	—	124,795	—	—
Corn oil	—	—	36,015	—
Soybean oil	—	—	26,510	—
Other	4,371	2,058	740	1,859
Subtotal	899,689	126,853	63,265	1,859
Exchange traded:
Corn	267,792	—	—	—
Soybeans	53,730	—	—	—
Wheat	80,733	—	—	—
Oats	1,800	—	—	—
Ethanol	—	73,584	—	—
Propane	—	17,094	—	—
Other	—	2,898	14	149
Subtotal	404,055	93,576	14	149
Total	1,303,744	220,429	63,279	2,008

The Andersons, Inc. | Q3 2021 Form 10-Q | 12

	September 30, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Pounds	Number of Tons
Non-exchange traded:
Corn	527,924	—	—	—
Soybeans	121,248	—	—	—
Wheat	80,546	—	—	—
Oats	40,004	—	—	—
Ethanol	—	96,470	—	—
Corn oil	—	—	45,144	—
Soybean oil	—	—	17,262	—
Other	42,235	3,655	350	2,237
Subtotal	811,957	100,125	62,756	2,237
Exchange traded:
Corn	250,445	—	—	—
Soybeans	62,785	—	—	—
Wheat	108,805	—	—	—
Oats	715	—	—	—
Ethanol	—	19,488	—	—
Propane	—	31,962	—	—
Other	—	7,140	16	183
Subtotal	422,750	58,590	16	183
Total	1,234,707	158,715	62,772	2,420

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
At September 30, 2021, December 31, 2020 and September 30, 2020, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$—	$(589)	$(879)
Interest rate contracts included in Other long-term liabilities	(258)	(430)	(491)
Foreign currency contracts included in Other assets	491	2,753	326
Derivatives designated as hedging instruments
Interest rate contracts included in Other assets	$4,431	$164	$—
Interest rate contracts included in Accrued expenses and other current liabilities	(6,892)	(6,664)	(8,431)
Interest rate contracts included in Other long-term liabilities	(9,146)	(18,539)	(22,409)

The Andersons, Inc. | Q3 2021 Form 10-Q | 13

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest income (expense), net	$51	$357	$760	$(363)
Derivatives designated as hedging instruments
Interest rate derivative losses included in Other comprehensive income (loss)	$(2,044)	$2,373	$(12,520)	$(18,284)
Interest rate derivatives losses included in Interest income (expense), net	(1,746)	(2,345)	(5,020)	(5,045)

Outstanding interest rate derivatives, as of September 30, 2021, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues under ASC 606	$457,621	$282,258	$1,568,529	$1,066,620
Revenues under ASC 815	2,541,203	1,603,328	7,260,819	4,489,697
Total revenues	$2,998,824	$1,885,586	$8,829,348	$5,556,317

The Andersons, Inc. | Q3 2021 Form 10-Q | 14

The remainder of this note applies only to those revenues that are accounted for under ASC 606.
Disaggregation of revenue
The following tables disaggregate revenues under ASC 606 by major product/service line for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Total
Specialty nutrients	$—	$—	$49,249	$49,249
Primary nutrients	—	—	69,835	69,835
Services	8,828	—	2,233	11,061
Products and co-products	70,924	183,225	—	254,149
Frac sand and propane	49,379	—	—	49,379
Other	2,163	1,046	20,739	23,948
Total	$131,294	$184,271	$142,056	$457,621

	Three months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Total
Specialty nutrients	$—	$—	$31,835	$31,835
Primary nutrients	—	—	62,094	62,094
Service	2,010	—	975	2,985
Products and co-products	55,235	97,703	—	152,938
Frac sand and propane	21,676	—	—	21,676
Other	2,414	513	7,803	10,730
Total	$81,335	$98,216	$102,707	$282,258

	Nine months ended September 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Total
Specialty nutrients	$—	$—	$210,971	$210,971
Primary nutrients	—	—	355,098	355,098
Service	12,396	—	7,391	19,787
Products and co-products	217,859	513,132	—	730,991
Frac sand and propane	178,094	—	—	178,094
Other	9,132	5,199	59,257	73,588
Total	$417,481	$518,331	$632,717	$1,568,529

	Nine months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Total
Specialty nutrients	$—	$—	$187,700	$187,700
Primary nutrients	—	—	296,247	296,247
Service	6,053	—	3,753	9,806
Products and co-products	171,744	275,175	—	446,919
Frac sand and propane	92,990	—	—	92,990
Other	11,732	1,481	19,745	32,958
Total	$282,519	$276,656	$507,445	$1,066,620

Substantially all of the Company's revenues accounted for under ASC 606 during both three and nine months periods ended September 30, 2021 and 2020, respectively, are recorded at a point in time instead of over time.

The Andersons, Inc. | Q3 2021 Form 10-Q | 15

Contract balances

The balances of the Company’s contract liabilities were $31.2 million and $45.6 million as of September 30, 2021 and December 31, 2020, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up at year-end in preparation for the spring application season. As expected, the revenue recognized through the first nine months of 2021 satisfied the contract liabilities throughout the application season.

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

For the nine months ended September 30, 2021, the Company estimated its annual effective tax rate utilizing the annualized effective tax rate method under ASC 740, Income Taxes, to calculate its interim income tax provision. For the nine months ended September 30, 2020, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. At the time, it was not possible to reliably estimate the annual effective tax rate for the year due to uncertainty created by the COVID-19 pandemic. As a result, relatively small changes in the provision for income taxes in 2020 caused disproportionate changes in the effective tax rate, as compared to 2021.

For the three months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $4.0 million at an effective income tax rate of 24.7%. The effective tax rate differs from the statutory U.S. Federal tax rate of 21% due to the impacts of state and local taxes, non-deductible compensation and the treatment of mark-to-market activity on certain contracts in the Ethanol segment. The rate impacts were further offset by the portion of income owned by noncontrolling interests that do not result in a tax expense. The change in effective tax rate for the three months ended September 30, 2021 as compared to the same period last year was primarily attributed to additional tax benefits from net operating loss carry backs as a result of the CARES Act in the prior year, offset by the portion of income owned by noncontrolling interests that do not result in a tax expense. For the three months ended September 30, 2020, using the discrete effective tax rate method to calculate the interim tax provision, the Company recorded an income tax benefit from continuing operations of $4.1 million at an effective income tax rate of 175.8%.

For the nine months ended September 30, 2021, the Company recorded an income tax expense from continuing operations of $18.1 million at an effective income tax rate of 21.5%. The effective tax rate differs from the statutory U.S. Federal tax rate of 21% due to the impacts of state and local taxes and non-deductible compensation. The rate impacts were further offset by benefits related to the treatment of mark-to-market activity on certain contracts in the Ethanol segment and the portion of income owned by noncontrolling interests that do not result in a tax expense. The change in effective tax rate for the nine months ended September 30, 2021, as compared to the same period last year was primarily attributed to additional tax benefits from net operating loss carry backs as a result of the CARES Act in the prior year, offset by the favorable impact of the mark-to-market activity on the contracts within the ethanol segment and the portion of income owned by noncontrolling interests that do not result in a tax expense. For the nine months ended September 30, 2020, using the discrete effective tax rate method to calculate the interim tax provision, the Company recorded an income tax benefit from continuing operations of $18.6 million at an effective income tax rate of 36.7%.

The Andersons, Inc. | Q3 2021 Form 10-Q | 16

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Currency Translation Adjustment
Beginning balance	$8,432	$(2,325)	$5,739	$1,065
Other comprehensive income (loss) before reclassifications	(3,004)	2,351	(311)	(1,039)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(3,004)	2,351	(311)	(1,039)
Ending balance	$5,428	$26	$5,428	$26
Hedging Adjustment
Beginning balance	$(10,223)	$(24,966)	$(18,106)	$(9,443)
Other comprehensive income (loss) before reclassifications	(146)	(535)	4,467	(18,594)
Amounts reclassified from accumulated other comprehensive income (loss)(a)	2,244	3,090	6,604	6,471
Tax effect	(561)	(772)	(1,651)	(1,617)
Other comprehensive income (loss), net of tax	1,537	1,783	9,420	(13,740)
Ending balance	$(8,686)	$(23,183)	$(8,686)	$(23,183)
Pension and Other Postretirement Adjustment
Beginning balance	$(304)	$788	$33	$889
Other comprehensive income (loss) before reclassifications	69	52	74	293
Amounts reclassified from accumulated other comprehensive income (loss)(b)	(228)	(228)	(684)	(684)
Tax effect	57	57	171	171
Other comprehensive income (loss), net of tax	(102)	(119)	(439)	(220)
Ending balance	$(406)	$669	$(406)	$669
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$(3,406)	$(22,230)	$(3,406)	$(22,230)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q3 2021 Form 10-Q | 17

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	$12,290	$1,788	$66,069	$(32,088)
Net income (loss) attributable to noncontrolling interests(a)	(1,602)	3,273	(822)	(20,583)
Net income (loss) available to The Andersons Inc. common shareholders from continuing operations	$13,892	$(1,485)	$66,891	$(11,505)

Income (loss) from discontinued operations, net of income taxes	$1,846	$427	$7,453	$3,224

Denominator:
Weighted average shares outstanding – basic	33,284	32,962	33,246	32,905
Effect of dilutive awards	350	—	424	—
Weighted average shares outstanding – diluted	33,634	32,962	33,670	32,905

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$0.42	$(0.04)	$2.01	$(0.35)
Discontinued operations	0.06	0.01	0.22	0.10
	$0.48	$(0.03)	$2.23	$(0.25)
Diluted earnings (loss):
Continuing operations	$0.41	$(0.04)	$1.99	$(0.35)
Discontinued operations	0.05	0.01	0.22	0.10
	$0.46	$(0.03)	$2.21	$(0.25)
(a) All net income (loss) attributable to noncontrolling interests is within the continuing operations of the Company.

There were 80 thousand antidilutive share awards outstanding for both the three and nine months ended September 30, 2021, respectively. All awards were antidilutive for the three and nine months ended September 30, 2020 as the Company incurred a net loss in both periods.

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021, December 31, 2020 and September 30, 2020:

(in thousands)	September 30, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$122,877	$212,218	$—	$335,095
Provisionally priced contracts (b)	28,469	(25,134)	—	3,335
Convertible preferred securities (c)	—	—	11,066	11,066
Other assets and liabilities (d)	4,171	(11,865)	—	(7,694)
Total	$155,517	$175,219	$11,066	$341,802
The Andersons, Inc. | Q3 2021 Form 10-Q | 18

(in thousands)	December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,369	$126,098	$—	$177,467
Provisionally priced contracts (b)	19,793	(48,818)	—	(29,025)
Convertible preferred securities (c)	—	—	8,849	8,849
Other assets and liabilities (d)	7,972	(26,058)	—	(18,086)
Total	$79,134	$51,222	$8,849	$139,205

(in thousands)	September 30, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$11,951	$51,565	$—	$63,516
Provisionally priced contracts (b)	(5,190)	(22,541)	—	(27,731)
Convertible preferred securities (c)	—	—	8,654	8,654
Other assets and liabilities (d)	4,998	(32,210)	—	(27,212)
Total	$11,759	$(3,186)	$8,654	$17,227
(a)Includes associated cash posted/received as collateral
(b)Included in "Provisionally priced contracts" are those instruments based only on underlying futures values (Level 1) and delayed price contracts (Level 2)
(c)Recorded in “Other assets, net” on the Company’s Condensed Consolidated Balance Sheets related to certain available for sale securities.
(d)Included in other assets and liabilities are assets held by the Company to fund deferred compensation plans and foreign exchange derivative contracts (Level 1), as well as interest rate derivatives (Level 2).

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

The Andersons, Inc. | Q3 2021 Form 10-Q | 19

The convertible preferred securities are interests in several early-stage enterprises that may be in various forms, such as convertible debt or preferred equity securities.

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2021	2020
Assets at January 1,	$8,849	$8,404
Additional investments	2,800	250
Assets at March 31,	$11,649	$8,654
Additional Investments	1,901	—
Assets at June 30,	$13,550	$8,654
Additional investments	300	—
Losses included in earnings	(2,784)	—
Assets at September 30,	$11,066	$8,654

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2021, December 31, 2020 and September 30, 2020:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$11,066	$8,849	$8,654	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

There were no non-recurring fair value measurements as of September 30, 2021, December 31, 2020 and September 30, 2020.

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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Sales revenues	$77,577	$44,789	$229,517	$129,143
Purchases of product and capital assets	9,715	16,641	30,051	38,637

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Accounts receivable (a)	$13,523	$5,623	$7,184
Accounts payable (b)	2,514	5,251	3,058
(a) Accounts receivable represents amounts due from related parties for the sale of ethanol and other various items.
(b) Accounts payable represents amounts due to related parties for purchases of ethanol equipment and other various items.

The Andersons, Inc. | Q3 2021 Form 10-Q | 20

12. Segment Information

As of the third quarter of 2021, the Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Ethanol business produces ethanol and co-products through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments. See Note 14 for details of the divestiture of the Rail segment.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues from external customers
Trade	$2,242,131	$1,432,922	$6,522,508	$4,162,130
Ethanol	614,637	349,957	1,674,123	886,742
Plant Nutrient	142,056	102,707	632,717	507,445
Total	$2,998,824	$1,885,586	$8,829,348	$5,556,317

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Income (loss) before income taxes attributable to the Company from continuing operations
Trade	$41,999	$5,941	$69,631	$(3,650)
Ethanol	(3,636)	1,148	22,821	(21,960)
Plant Nutrient	(5,832)	(5,387)	26,686	12,828
Other	(14,612)	(7,335)	(34,182)	(17,351)
Income (loss) before income taxes attributable to the Company from continuing operations	17,919	(5,633)	84,956	(30,133)
Income (loss) attributable to noncontrolling interests	(1,602)	3,273	(822)	(20,583)
Income (loss) before income taxes from continuing operations	$16,317	$(2,360)	$84,134	$(50,716)

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Identifiable assets
Trade	$2,313,417	$2,486,412	$1,642,219
Ethanol	679,687	666,839	625,587
Plant Nutrient	409,112	374,653	343,121
Other	240,502	68,084	113,014
Total assets of continuing operations	3,642,718	3,595,988	2,723,941
Assets of discontinued operations	65,424	676,133	687,670
Total assets	$3,708,142	$4,272,121	$3,411,611

The Andersons, Inc. | Q3 2021 Form 10-Q | 21

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

Specifically, the Company is party to a non-regulatory litigation claim, which is in response to penalties and fines paid to regulatory entities by a previously unconsolidated subsidiary in 2018 for the settlement of matters which focused on certain trading activity. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. Given the status of the claim, the Company does not believe the excess, net of the acquisition-related indemnity, is material.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

14. Discontinued Operations

On August 16, 2021, the Company entered into a definitive agreement under which the Company sold the assets of the Company’s Rail Leasing business for a cash purchase price of approximately $543.1 million. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remaining pieces of the Rail Leasing business and the Rail Repair business.

During the third quarter of 2021, substantially all of the assets and liabilities of our Rail business were classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets.

The table below summarizes the results of the Rail Leasing business and the Rail Repair business for the three and nine months ended September 30, 2021 and 2020 which are reflected in the consolidated statements of operations as discontinued operations.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Sales and merchandising revenues	$25,018	$36,647	$103,950	$109,202
Cost of sales and merchandising revenues	19,065	28,049	78,089	80,187
Gross profit	5,953	8,598	25,861	29,015
Operating, administrative and general expenses	3,415	5,609	10,705	16,052
Interest expense, net	2,139	3,716	8,714	12,032
Other income, net:
Other income (loss), net	(1,330)	588	583	2,543
Income (loss) from discontinued operations before income taxes	(931)	(139)	7,025	3,474
Income tax provision (benefit)	(2,777)	(566)	(428)	250
Income (loss) from discontinued operations, net of income taxes	$1,846	$427	$7,453	$3,224

The Andersons, Inc. | Q3 2021 Form 10-Q | 22

The following table summarizes the assets and liabilities which are classified as discontinued operations at September 30, 2021, December 31, 2020 and September 30, 2020.

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable, net	18,389	18,508	19,620
Inventories	6,803	7,627	7,016
Other current assets	1,369	6,524	18,496
Current assets held-for-sale	26,561	32,659	45,132
Other assets:
Rail assets leased to others, net	458	591,946	587,848
Property, plant and equipment, net	17,439	18,868	18,360
Goodwill	4,167	4,167	4,167
Other intangible assets, net	24	2,855	3,369
Right of use assets, net	16,521	22,644	24,561
Other assets, net	254	2,994	4,233
Total non-current assets held-for-sale	38,863	643,474	642,538
Total assets held-for-sale	$65,424	$676,133	$687,670
Liabilities
Current liabilities:
Trade and other payables	$4,223	$2,874	$6,607
Customer prepayments and deferred revenue	128	1,934	1,667
Current maturities of long-term debt	—	6,109	5,286
Accrued expenses and other current liabilities	9,076	14,360	14,436
Total current liabilities held-for-sale	13,427	25,277	27,996
Long-term lease liabilities	13,592	17,342	19,016
Long-term debt, less current maturities	—	30,087	198,889
Other long-term liabilities	—	667	3,429
Non-current liabilities held-for-sale	13,592	48,096	221,334
Total liabilities held-for-sale	$27,019	$73,373	$249,330

The following table summarizes cash flow data relating to discontinued operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Depreciation and amortization	$21,786	$26,670
Capital expenditures	(8,368)	(29,460)
Proceeds from sale of assets	18,705	7,774
Loss on sale of discontinued operations	1,491	—
Non-cash operating activities - Gain on sale of railcars	(5,603)	(175)
Non-cash operating activities - fixed asset impairment	626	—
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	1,081

The Andersons, Inc. | Q3 2021 Form 10-Q | 23

15. Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows:

(in thousands)	Trade	Ethanol	Plant Nutrient	Total
Balance at December 31, 2020	$122,067	$8,789	$686	$131,542
Divestitures (a)	(2,200)	—	—	(2,200)
Balance at September 30, 2021	$119,867	$8,789	$686	$129,342
(a) Removal of allocated goodwill due to the sale of the grain asset location in Champaign, IL.
The Andersons, Inc. | Q3 2021 Form 10-Q | 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects on our business from the COVID-19 pandemic and the pace of recovery from the pandemic, economic and political conditions, globally and in the markets we serve, fluctuations in cost and availability of commodities, weather and agricultural conditions, governmental regulations, the effectiveness of our internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2020 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2020 Form 10-K, have not materially changed through the third quarter of 2021.

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Ethanol and Plant Nutrient. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure. Due to the Rail Group segment being presented as discontinued operations, the Company has excluded it from the following discussions of financial condition and results of operations.

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

The Company has considered the potential impact of the book value of the Company’s total shareholders' equity exceeding the Company’s market capitalization at various points during the year for impairment indicators. The Company believes that the share price at those points were not an accurate reflection of its current value. The long-term outlook remains positive for agricultural commodities due to market volatility driven by scarcity of supply and strong demand. Management believes that the market’s impact on the Company’s equity value does not accurately reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, management ultimately concluded that, while the Company's shareholders equity exceeded the market capitalization for certain portions of the period, that no impairment trigger existed as of September 30, 2021. However, adverse market conditions or alternative management decisions on operations may result in future impairment considerations.

Trade

The Trade Group’s third quarter results improved substantially over the prior year as the Group continues to benefit from the demand-driven agriculture rally. Commodity price volatility and market dislocations created merchandising opportunities for the Group to be well positioned across our broad portfolio of commodities. This demand driven rally created an inversion in the futures market for the majority of the agricultural commodities stored by the Group's asset business, resulting in strong elevation margins earlier in the year and less traditional storage income. The Group also benefited by strong elevation margins in our early harvest draw areas while starting to see storage income opportunities return to the wheat and corn markets.

The Andersons, Inc. | Q3 2021 Form 10-Q | 25

Agricultural inventories on hand at September 30, 2021 were 84.1 million bushels, of which 2.0 million bushels were stored for others. These amounts compare to 82.3 million bushels on hand at September 30, 2020, of which 2.3 million bushels were stored for others. Total Trade storage space capacity, including temporary pile storage, was approximately 186 million bushels at September 30, 2021 compared to 200 million bushels at September 30, 2020.

We expect continued merchandising opportunities into harvest as scarcity of supply is impacting overall prices. Crop conditions in the majority of the Group's draw area are excellent and the business is expecting to benefit from a large harvest. As the volume of grain in store is expected to remain at levels below recent years for some time, high prices and strong elevation margins are expected to continue into 2022.

Ethanol

The Ethanol Group's third quarter income from operations were down despite higher revenues as compared to the prior year largely driven by higher corn basis levels. The 2021 results reflect improvement in crush margins, overall ethanol demand and higher ethanol trading results. The Group also benefited from increased co-product values.

Spot ethanol crush margins have continued to improve from the prior year as gasoline demand has returned to pre-pandemic levels and overall industry stocks remain low. Co-product values continue to support our overall margins as new renewable diesel demand continues to drive high corn oil values.

Ethanol and related co-products volumes for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Ethanol (gallons shipped)	184,655	169,409	538,955	436,282
E-85 (gallons shipped)	12,977	7,455	32,781	20,955
Corn oil (pounds shipped)	79,756	33,257	188,974	83,519
DDG (tons shipped)*	570	536	1,544	1,384
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient Group's third quarter results were relatively comparable to the prior year period. Tons sold across the Group's product lines were down slightly period over period, however, the lower volumes were offset by improved margins in the Ag Supply Chain and Specialty Liquids product lines. The improved margins reflect demand from strong grower income and well-positioned fertilizer inventory. Engineered Granules maintained strong demand but contended against rising input costs and a tight labor market. We expect demand to remain strong across all product lines which, along with ongoing tight supplies, should provide continued opportunities for the group.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 450 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at September 30, 2021, compared to approximately 477 thousand tons for dry nutrients and approximately 509 thousand tons for liquid nutrients at September 30, 2020.

The Andersons, Inc. | Q3 2021 Form 10-Q | 26

Tons of product sold for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Ag Supply Chain	253	273	1,261	1,178
Specialty Liquids	71	64	304	257
Engineered Granules	60	59	383	331
Total tons	384	396	1,948	1,766

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules include a variety of corncob-based products and facilities that primarily manufacture granulated dry products for use in specialty turf and agricultural applications.

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

The Andersons, Inc. | Q3 2021 Form 10-Q | 27

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended September 30, 2021 with the three months ended September 30, 2020 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Other	Total
Sales and merchandising revenues	$2,242,131	$614,637	$142,056	$—	$2,998,824
Cost of sales and merchandising revenues	2,143,935	608,886	124,168	—	2,876,989
Gross profit	98,196	5,751	17,888	—	121,835
Operating, administrative and general expenses	67,590	10,014	22,883	9,788	110,275
Interest expense (income), net	5,243	1,658	1,146	752	8,799
Equity in earnings (losses) of affiliates, net	(250)	—	—	—	(250)
Other income, net	16,886	683	309	(4,072)	13,806
Income (loss) before income taxes from continuing operations	$41,999	$(5,238)	$(5,832)	$(14,612)	$16,317
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,602)	—	—	(1,602)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$41,999	$(3,636)	$(5,832)	$(14,612)	$17,919

	Three months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Other	Total
Sales and merchandising revenues	$1,432,922	$349,957	$102,707	$—	$1,885,586
Cost of sales and merchandising revenues	1,367,350	338,788	86,211	—	1,792,349
Gross profit	65,572	11,169	16,496	—	93,237
Operating, administrative and general expenses	58,385	5,650	21,175	7,400	92,610
Interest expense (income), net	4,380	1,651	1,287	(465)	6,853
Equity in earnings (losses) of affiliates, net	20	—	—	—	20
Other income (expense), net	3,114	553	579	(400)	3,846
Income (loss) before income taxes from continuing operations	$5,941	$4,421	$(5,387)	$(7,335)	$(2,360)
Income (loss) before income taxes attributable to the noncontrolling interests	—	3,273	—	—	3,273
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$5,941	$1,148	$(5,387)	$(7,335)	$(5,633)

The Company uses Income (loss) before income taxes attributable to the Company from continuing operations, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures. Management believes that Income (loss) before income taxes attributable to the Company from continuing operations is a useful measure of the Company’s performance because it provides investors additional information about the Company's operations allowing evaluation of underlying business performance and period-to-period comparability. This measure is not intended to replace or be alternatives to Income (loss) before income taxes from continuing operations, the most directly comparable amounts reported under GAAP.

The Andersons, Inc. | Q3 2021 Form 10-Q | 28

Trade

Operating results for the Trade Group increased by $36.1 million compared to the results of the same period last year. Sales and merchandising revenues increased by $809.2 million and cost of sales and merchandising revenues increased by $776.6 million for a favorable net gross profit impact of $32.6 million. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase in gross profit was driven by our traditional asset locations which were significantly better than the prior year due to strong elevation margins in our early harvest draw areas. The group also had improved merchandising results as geographic dislocations created volatility that allowed traders to identify arbitrage opportunities.

Operating, administrative and general expenses increased by $9.2 million. The increase from the prior year is primarily related to higher incentive compensation costs from improved operating results and other professional service fees.

Interest expense increased by $0.9 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year.

Other income increased by $13.8 million from prior year largely driven by a gain on the sale of a grain asset location in the current year.

Ethanol

Operating results for the Ethanol Group declined by $4.8 million from the same period last year. Sales and merchandising revenues increased by $264.7 million and cost of sales and merchandising revenues increased by $270.1 million compared to prior year results. As a result gross profit decreased by $5.4 million compared to 2020 results. Most of the increase to sales and cost of sales is the result of increased corn and ethanol commodity prices. The decrease to gross profit in the current period results reflect higher corn basis levels offset in part by higher co-product sales and third-party trading revenues.

Operating, administrative and general expenses increased by $4.4 million from the increase in labor and incentive compensation costs from increased production and improved full year operating results, respectively.

Plant Nutrient

Operating results for the Plant Nutrient Group declined by $0.4 million compared to the same period in the prior year. Sales and merchandising revenues increased by $39.3 million and cost of sales and merchandising revenues increased by $38.0 million resulting in a $1.3 million increase in gross profit. The increase in gross profit was driven by improved margins across the Ag Supply Chain and Specialty Liquids product lines due to strong grower income and well positioned fertilizer inventory despite slightly lower volumes sold. Partially offsetting this increase were lower results in our Engineered Granules business from rising input costs and a tight labor market.

Operating, administrative and general expenses increased by $1.7 million due to higher incentive compensation costs from improved operating results.

Interest expense decreased by $0.1 million due to lower interest rates and reduced borrowings.

Other

Operating results for the third quarter declined by $7.3 million compared to the same period in 2020. The increase in operating losses was primarily driven by higher operating, administrative and general expenses due to increased variable incentive-based compensation as a result of improved company-wide performance year over year as well as stranded costs from the sale of our Rail Leasing business.

The Andersons, Inc. | Q3 2021 Form 10-Q | 29

Income Taxes

For the three months ended September 30, 2021, the Company recorded an income tax expense from continuing operations of $4.0 million at an effective rate of 24.7%. For the three months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $4.1 million at an effective tax rate of 175.8%. The change in effective tax rate for the three months ended September 30, 2021 as compared to the same period last year was primarily attributed to additional tax benefits from net operating loss carry backs as a result of the CARES Act in the prior year, offset by the portion of income owned by noncontrolling interests that do not result in a tax expense.

Comparison of the nine months ended September 30, 2021 with the nine months ended September 30, 2020 including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2021
(in thousands)	Trade	Ethanol	Plant Nutrient	Other	Total
Sales and merchandising revenues	$6,522,508	$1,674,123	$632,717	$—	$8,829,348
Cost of sales and merchandising revenues	6,273,924	1,625,173	531,568	—	8,430,665
Gross profit	248,584	48,950	101,149	—	398,683
Operating, administrative and general expenses	186,035	23,247	72,850	30,701	312,833
Interest expense (income), net	19,746	5,752	3,358	(8)	28,848
Equity in earnings (losses) of affiliates, net	2,389	—	—	—	2,389
Other income (expense), net	24,439	2,048	1,745	(3,489)	24,743
Income (loss) before income taxes from continuing operations	$69,631	$21,999	$26,686	$(34,182)	$84,134
Income (loss) before income taxes attributable to the noncontrolling interests	—	(822)	—	—	(822)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$69,631	$22,821	$26,686	$(34,182)	$84,956

	Nine months ended September 30, 2020
(in thousands)	Trade	Ethanol	Plant Nutrient	Other	Total
Sales and merchandising revenues	$4,162,130	$886,742	$507,445	$—	$5,556,317
Cost of sales and merchandising revenues	3,974,710	907,571	431,820	—	5,314,101
Gross profit	187,420	(20,829)	75,625	—	242,216
Operating, administrative and general expenses	181,539	17,271	59,197	19,356	277,363
Interest expense (income), net	16,624	5,908	4,535	(1,116)	25,951
Equity in earnings (losses) of affiliates, net	228	—	—	—	228
Other income (expense), net	6,865	1,465	935	889	10,154
Income (loss) before income taxes from continuing operations	$(3,650)	$(42,543)	$12,828	$(17,351)	$(50,716)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(20,583)	—	—	(20,583)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$(3,650)	$(21,960)	$12,828	$(17,351)	$(30,133)

Trade

Operating results for the Trade Group increased by $73.3 million compared to the results of the same period last year. Sales and merchandising revenues increased by $2,360.4 million and cost of sales and merchandising revenues increased by $2,299.2 million for an increased gross profit impact of $61.2 million. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase in gross profit was driven by improved merchandising results as geographic dislocations created volatility that allowed traders to identify arbitrage opportunities. Additionally, our traditional asset locations which were significantly better than the prior year due to strong elevation margins in our early harvest draw areas.

The Andersons, Inc. | Q3 2021 Form 10-Q | 30

Operating, administrative and general expenses increased by $4.5 million. The increase from the prior year is primarily related to higher incentive compensation costs from improved operating results. Despite the expense increase, the Company continues to benefit from cost saving initiatives, much of which is headcount reduction, both from acquisition integration and in response to the COVID-19 pandemic.

Interest expense increased by $3.1 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year.

The increase in other income is largely driven by a gain on the sale of a grain asset location in the current year.

Ethanol

Operating results for the Ethanol Group increased by $44.8 million from the same period last year. Sales and merchandising revenues increased by $787.4 million and cost of sales and merchandising revenues increased by $717.6 million compared to prior year. As a result, gross profit increased by $69.8 million compared to prior year. Most of the increase to sales and cost of sales is the result of increased commodity prices. The net increase to gross profit in the current period results reflect significantly improved crush margins, higher co-product sales from traditional and high-protein DDGs and corn oil and strong merchandising revenues. The prior year results were significantly impacted by COVID-19, resulting in a lack of demand and also included a $10.9 million inventory write down.

Operating, administrative and general expenses increased by $6.0 million primarily due to higher labor and incentive compensation costs from increased production and improved operating results, respectively.

Plant Nutrient

Operating results for the Plant Nutrient Group increased by $13.9 million compared to the same period in the prior year. Sales and merchandising revenues increased $125.3 million and cost of sales and merchandising revenues increased by $99.7 million resulting in increased gross profit of $25.5 million. Gross profit improved year over year due to increases in volumes and margins across the breadth of product lines and reflects higher demand, strong grower income and well-positioned fertilizer inventory.

Operating, administrative and general expenses increased by $13.7 million due to increased incentive compensation from improved operating results, and other variable expenses supporting additional volume in the current year.

Interest expense decreased by $1.2 million from lower interest rates compared to the prior year.

Other

Operating results declined by $16.8 million from the same period last year. The increase in operating losses was primarily driven by increased variable incentive-based compensation in operating, administrative and general expenses due to improved company-wide performance year over year, as well as stranded costs from the sale of our Rail Leasing business.

Income Taxes

For the nine months ended September 30, 2021, the Company recorded an income tax expense from continuing operations of $18.1 million at an effective rate of 21.5%. For the nine months ended September 30, 2020, the Company recorded an income tax benefit from continuing operations of $18.6 million at an effective tax rate of 36.7%. The change in effective tax rate for the nine months ended September 30, 2021 as compared to the same period last year primarily attributed to additional tax benefits from net operating loss carry backs as a result of the CARES Act in the prior year, offset by the favorable impact of the mark-to-market activity on the contracts within the ethanol segment and the portion of income owned by noncontrolling interests that do not result in a tax expense.

The Andersons, Inc. | Q3 2021 Form 10-Q | 31

Liquidity and Capital Resources

Working Capital
At September 30, 2021, the Company had working capital related to its continuing operation of $762.1 million. The following table presents changes in the components of current assets and current liabilities:

(in thousands)	September 30, 2021	September 30, 2020	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$216,874	$13,693	$203,181
Accounts receivable, net	735,349	509,964	225,385
Inventories	1,017,804	747,588	270,216
Commodity derivative assets – current	409,647	140,065	269,582
Other current assets	92,159	83,807	8,352
Total current assets from continuing operations	$2,471,833	$1,495,117	$976,716
Current Liabilities from Continuing Operations:
Short-term debt	281,199	100,405	180,794
Trade and other payables	825,923	635,206	190,717
Customer prepayments and deferred revenue	147,225	47,906	99,319
Commodity derivative liabilities – current	78,702	79,159	(457)
Current maturities of long-term debt	106,255	62,499	43,756
Accrued taxes	97,215	15,178	82,037
Accrued expenses and other current liabilities	173,215	128,187	45,028
Total current liabilities from continuing operations	$1,709,734	$1,068,540	$641,194
Working Capital from Continuing Operations	$762,099	$426,577	$335,522

Current assets from continuing operations as of September 30, 2021 increased $976.7 million in comparison to those as of September 30, 2020. This increase was noted in all working capital asset accounts. The increases in accounts receivable, current commodity derivative assets and inventory balances can largely be attributable to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business. The significant increase in cash and cash equivalents is largely due to proceeds received during the third quarter of the current year from the Rail Leasing business sale. See also the discussion below on additional sources and uses of cash for an understanding of the increase in cash from prior year.
Current liabilities from continuing operations increased $641.2 million compared to the prior year primarily due to increases in short-term debt and trade and other payables. The increase in short-term debt is the result of higher working capital needs and driven by significant increases in the prices of agricultural commodities. The increase in trade and other payables is also the result of increasing agricultural commodity prices. The increase in accrued expenses is largely driven by the income tax payable associated with the significant taxable gain realized in conjunction with the Rail Leasing business sale in the current year. The increase in current maturities of long-term debt is due to the shift of ELEMENT debt as it was determined that it was virtually certain that a covenant violation would occur in the future.

The Andersons, Inc. | Q3 2021 Form 10-Q | 32

Sources and Uses of Cash

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$119,067	$195,791
Net cash provided by (used in) investing activities	519,523	(70,159)
Net cash used in financing activities	(450,647)	(166,427)

Operating Activities
Our operating activities provided cash of $119.1 million and $195.8 million in the first nine months of 2021 and 2020, respectively. The decrease in cash provided was primarily due to a result in the change of working capital, as discussed above, driven by significant increases in agricultural commodity prices. However, when you remove the impact from changes in working capital, cash provided by operating activities was much stronger than the prior period due to favorable operating results.

Investing Activities
Investing activities provided cash of $519.5 million through the first nine months of 2021 compared to cash used of $70.2 million in the prior year. The significant increase from the prior year was a result of proceeds received for the sale of the Rail Leasing business as well as a grain asset location within the Trade segment. Additional contributing factors to the increase were higher proceeds from sales of assets and railcars in the normal course of business, fewer purchased railcars and the continued strategic use of capital spending to enhance overall liquidity and cash management.
We expect to invest approximately $85 million in property, plant and equipment in 2021 related to continuing operations.

Financing Activities
Financing activities used cash of $450.6 million and $166.4 million for the nine months ended September 30, 2021 and 2020, respectively. This change from the prior year was largely due to the Company's continued strategic effort to pay down debt which was accelerated with proceeds from the Rail Leasing sale.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,297.5 million in borrowings. Of the total capacity, $397.5 million is non-recourse to the Company. As of September 30, 2021, the Company had $1,169.9 million available for borrowing with $160.1 million of that total being non-recourse to the Company.

The Company paid $17.5 million in dividends in the first nine months of 2021 compared to $17.2 million in the prior year. The Company paid $0.175 per common share for the dividends paid in January, April and July of 2021 and 2020. On August 20, 2021, the Company declared a cash dividend of $0.175 per common share payable on October 22, 2021 to shareholders of record on October 1, 2021.
Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. The Company has concluded that in relation to the $70 million non-recourse credit agreement associated with the ELEMENT operations, is virtually certain to violate a debt service coverage ratio covenant at December 31, 2021, if it does not otherwise obtain a waiver. ELEMENT plans to work with the lending party to do so, however, in the meantime has classified this debt as a current maturity of long-term debt as of September 30, 2021. The Company is in compliance with all other covenants as of September 30, 2021. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities. Our non-recourse long-term debt is collateralized by ethanol plant assets.
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

At September 30, 2021, the Company had standby letters of credit outstanding of $26.0 million.
The Andersons, Inc. | Q3 2021 Form 10-Q | 33

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2021, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2021 Form 10-Q | 34

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2021	—	$—	—	$—
August 2021	—	—	—	—
September 2021	1,305	28.40	—	—
Total	1,305	$28.40	—	$100,000,000
(1) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of September 30, 2021, none of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

The Andersons, Inc. | Q3 2021 Form 10-Q | 35

Item 6. Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement dated August 16, 2021

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

The Andersons, Inc. | Q3 2021 Form 10-Q | 36

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 4, 2021	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: November 4, 2021	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2021 Form 10-Q | 37