Form 10-K
period 2021-12-31
Andersons, Inc.
filed 2022-02-24
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting stock which may be voted by persons other than affiliates of the registrant was $939.5 million as of June 30, 2021, computed by reference to the last sales price for such stock on that date as reported on the Nasdaq Global Select Market. The registrant had 33,702,465 common shares outstanding, no par value, at February 11, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2022, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year to which this report relates.

THE ANDERSONS, INC.

Part I.

Item 1. Business

Company Overview

The Andersons, Inc. (the "Company") is a diversified company rooted in agriculture. Founded in Maumee, Ohio in 1947, the Company is a significant player in the North American agricultural supply chain and conducts its business in the trade, renewables, and plant nutrient sectors.

Segment Descriptions

The Company's operations are classified into three reportable business segments: Trade, Renewables, and Plant Nutrient. Each of these segments is organized based upon the nature of products and services offered and aligns with the management structure. See Note 12 to the Consolidated Financial Statements in Item 8 for information regarding business segments.

Trade

The Trade Group is a diversified business focusing on logistics and merchandising across a wide range of commodities. The group specializes in the movement of physical commodities such as: whole grains, grain products, feed ingredients, domestic fuel products, and other agricultural commodities. The business also operates grain elevators across the U.S. and Canada where income is earned on commodities bought and sold through the elevator, commodities that are purchased and conditioned for resale, and commodities that are held in inventory until a future period, earning space income. Space income consists of appreciation or depreciation in the basis value of commodities held and represents the difference between the cash price of a commodity in one of the Company's facilities and an exchange traded futures price (“basis”); appreciation or depreciation between the future exchange contract months (“spread”); and commodities stored for others upon which storage fees are earned. The Trade Group business also offers a number of unique grain marketing, risk management and origination services to its customers and affiliated ethanol facilities for which it collects fees.

Sales are negotiated by the Company's merchandising staff as commodity prices are not predetermined. The Trade Group has a diversified portfolio of physical commodities that are sold, however, the principal commodities sold by the Company are corn, wheat and soybeans which are consistent with the prior year. Most of the Company's exported commodity sales are made through intermediaries while some commodities are shipped directly to foreign countries, mainly Canada. The Company ships grain from its facilities by rail, truck, or boat. Rail shipments are made primarily to grain processors and feeders with some rail shipments made to exporters on the Gulf of Mexico or east coast. Boat shipments are from the Port of Toledo, the Port of Houston or the Port of Oswego. In addition, commodities are transported via direct ship transactions in which suppliers sell grain to the Company, but delivered directly to domestic and international end users.

The Company's trade operations rely principally on forward purchase contracts with producers, dealers and commercial elevators to ensure an adequate supply of commodities to the Company's facilities throughout the year. The Company makes commodity purchases at prices referenced to regulated commodity exchanges.

The Company competes in the sale of commodities with other public and private grain brokers, elevator operators and farmer owned cooperative elevators. Some of the Company's competitors are also its customers. Competition is based primarily on price, service and reliability. Because the Company often buys in smaller lots, its competition for the purchase of commodities is generally local or regional in scope, although there are some large national and international companies that maintain regional grain purchase and storage facilities. Significant portions of grain bushels purchased and sold are made using forward contracts.

The Group's asset based grain handling business is seasonal in nature in that the largest portion of the principal grains are harvested and delivered from the farm and commercial elevators typically in July for wheat and September through November for corn and soybeans, although a significant portion of the principal grains are bought, sold and handled throughout the year.

The Andersons, Inc. | 2021 Form 10-K | 1

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

The Company's grain risk management practices are designed to reduce the risk of changing commodity prices. In that regard, such practices also limit potential gains from further changes in market prices. The Company has policies that provide key controls over its risk management practices. These policies include a description of the objectives of the programs and review of daily position limits along with other internal controls. The Company monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Company monitors its counterparties on a regular basis for credit worthiness, defaults and non-delivery.

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

The Company has a lease and marketing agreement with Cargill, Incorporated ("Cargill") for Cargill's Maumee and Toledo, Ohio grain handling and storage facilities. As part of the agreement, Cargill holds certain marketing rights to grain in the Cargill-owned facilities as well as the adjacent Company-owned facilities in Maumee and Toledo. The marketing agreement contains a profit-sharing provision whereby cumulative earnings generated from the grain facilities are contractually shared. As of December 31, 2021, the lease of the Cargill-owned facilities covers approximately 5%, or 8.8 million bushels, of the Company's total storage capacity.

Renewables

The Renewables Group (formerly the Ethanol Group) produces, purchases and sells ethanol and co-products, offers facility operations, risk management, and ethanol and co-products marketing services to the ethanol plants it invests in and operates. The group was rebranded in 2021 to reflect the strategic shift and focus on serving the broader renewables market, including renewable diesel and our ethanol plants. The group co-owns five ethanol plants located in Indiana, Iowa, Kansas, Michigan and Ohio. The group demonstrates an expertise in ethanol plant management, logistics and commercialization of ethanol and feed products with a focus on leading the industry in margins per bushel. The business also leverages partnerships, which are discussed in further detail below, to expand market knowledge and shared technology across its five plants. The group also operates a merchandising and trade portfolio of ethanol, ethanol co-products and other biofuels such as renewable diesel.

The Andersons, Inc. | 2021 Form 10-K | 2

Through the first nine months of 2019 the Renewables Group held ownership interests in three limited liability companies (“the ethanol LLCs” or “LLCs”), each of which owned an ethanol plant that was operated by the Company's Renewables Group. On October 1, 2019, the Renewables Group entered into an agreement to merge the LLCs and the Company's wholly-owned subsidiary, The Andersons Denison Ethanol LLC into a new legal entity, The Andersons Marathon Holdings LLC ("TAMH"). As a result of the merger, the Company and Marathon Petroleum Corporation ("Marathon") own 50.1% and 49.9% of TAMH equity, respectively. The transaction resulted in the consolidation of TAMH’s results in the Company's financial statements effective October 1, 2019. Prior to October 1, 2019, the results of the Ethanol LLCs were accounted for under the equity method of accounting. The four ethanol plants within TAMH are located in Iowa, Indiana, Michigan, and Ohio. These plants have a combined production capacity of 480 million gallons of ethanol, with a nameplate capacity of 405 million gallons.

The Company also owns 51% of ELEMENT, LLC ("ELEMENT") and ICM, Inc. ("ICM") owns the remaining 49% interest. In 2019, ELEMENT completed the construction of a 70 million-gallon-per-year bio-refinery in Kansas which began limited production in the third quarter of 2019. ICM managed the initial construction of the facility, while the Company operates the facility under a management contract, provides corn origination, ethanol marketing, and risk management services. The Company fully consolidates ELEMENT's results in the Company's financial statements.

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

In its plant nutrient business, the Company competes with regional and local cooperatives, wholesalers and retailers, predominantly publicly owned manufacturers and privately-owned retailers, wholesalers and importers. Some of these competitors are also suppliers. Competition in the nutrient business is based largely on depth of product offering, price, location and service. Sales and warehouse shipments of agricultural nutrients are heaviest in the spring and fall.

As of January 1, 2020, the group reorganized into the three divisions listed below:

Ag Supply Chain - The Ag Supply Chain division provides wholesale nutrients and farm services focused primarily in the Eastern Grain Belt. The wholesale nutrients part of the business stores and distributes dry and liquid agricultural nutrients, and soil amendments. The major nutrient products sold principally contain nitrogen, phosphate, potassium and sulfur which are typically bought and sold as commodities. The farm centers offer a variety of essential crop nutrients, crop protection chemicals and seed products in addition to application and agronomic services to commercial and family farmers. Soil and tissue sampling along with global satellite assisted services provide for pinpointing crop or soil deficiencies and prescriptive agronomic advice is provided to farmers.

Engineered Granules - The Engineered Granules division manufactures and distributes proprietary professional lawn care products that are primarily sold into the golf course and professional turf care markets, serving both U.S. and international customers. These products are sold both directly and through distributors to golf courses and lawn service applicators. The Company also performs contract manufacturing services to sell fertilizer and weed and pest control products to various markets as well as the manufacturing of pelleted lime, gypsum and value add soil amendments. Additionally, corncob-based products are manufactured for a variety of uses including laboratory animal bedding and private-label cat litter, as well as absorbents, blast cleaners, carriers and polishers. The products are distributed throughout the United States, Canada, Europe and Asia. The principal sources for corncobs are seed corn producers.

Specialty Liquids - The Specialty Liquids division manufactures specialty ag liquids, seed starters and zinc as well as a manufacturer of industrial liquids. The business has a diverse portfolio of specialty products which support more sustainable farming practices and command higher margins.

Other

The Company's “Other” activities include corporate income, a small corporate venture fund and the cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments.

The Andersons, Inc. | 2021 Form 10-K | 3

Human Capital Resources and Management

As of December 31, 2021, the Company had a total of 2,371 employees across its Trade, Renewables and Plant Nutrient segments and Corporate Services function. This total was comprised of 913 salary, 1,383 hourly and 75 seasonal employees who conducted work at 147 locations across the United States, Canada, United Kingdom, Switzerland, Mexico and Singapore. Ninety five of the Company’s locations included less than 10 employees.

•Recruiting: Talent acquisition efforts target both internal and external candidates. The Company advertises opportunities on large online job boards, state job boards and various targeted diversity job boards, as well as geographically specific media channels. The Company strives to find candidates within its geographic footprint to generate a diverse talent pool. It also engages in campus recruiting efforts for entry level professional talent, internships and professional development programs.
•Focus on Safety: Maintaining a high standard of employee safety is paramount to the Company’s core values. Systems and technology have been implemented to support the Company’s safety initiative, maintain a safe working environment and foster a culture of personal accountability. As a part of our employee onboarding process, employees are required to complete core safety courses. A yearly training calendar is followed to ensure timely completion of annual safety training. The Company advanced its safety program in recent years by identifying and focusing on high-risk work that has the potential of causing serious injury or fatality.
•Employee Engagement: The Company maintains an open-door policy that encourages candid conversations between employees and any level of leadership about job-related concerns without fear of reprisal. It regularly solicits employee feedback through informal pulse surveys and formal engagement surveys. It also communicates with employees on a weekly, monthly and quarterly basis through electronic newsletters, town halls, its intranet site and small group meetings with the Chief Executive Officer.
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

The Andersons, Inc. | 2021 Form 10-K | 4

The Company, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Company's existing facilities and could restrict the expansion of future facilities or significantly increase the cost of their operations. Compliance with environmental laws and regulations did not materially affect the Company's earnings or competitive position in 2021. In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at https://theandersonsinc.gcs-web.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.andersonsinc.com, and its investor relations website, https://theandersonsinc.gcs-web.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s website references above are intended to be inactive textual references only.

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

The Company is continuing to monitor the situation and has taken actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic and the impacts of resurgences or new variants of
The Andersons, Inc. | 2021 Form 10-K | 5

the virus, the development, availability and use of effective treatments and vaccines, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy. Additional future impacts on the Company may include, but are not limited to, material adverse effects on: demand for the Company’s products and services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure.

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

Our Trade, Renewables and Plant Nutrient businesses buy, sell and hold inventories of agricultural input and output commodities, some of which are readily traded on commodity futures exchanges. Unfavorable weather conditions, both local and worldwide, as well as other factors beyond our control, can affect the supply and demand of these commodities and expose us to liquidity pressures to finance hedges in the commodity business in rapidly rising markets. In our Plant Nutrient business, changes in the supply and demand of these commodities can also affect the value of inventories that we hold, as well as the price of raw materials as we are unable to effectively hedge these commodities. Increased costs of inventory and prices of raw material would decrease our profit margins and adversely affect our results of operations.

Corn - The principal raw material used to produce ethanol and co-products is corn. As a result, an increase in the price of corn in the absence of a corresponding increase in petroleum-based fuel prices will typically decrease ethanol margins thus adversely affecting financial results in the Renewables Group. At certain levels, corn prices may make ethanol uneconomical to produce for fuel markets. The price of corn is influenced by weather conditions and other factors affecting crop yields, shifts in acreage allocated to corn versus other major crops and general economic and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of corn is difficult to predict. Any event that tends to negatively affect the supply of corn, such as adverse weather or crop disease, could increase corn prices and adversely impact income. In addition, we may also have difficulty, from time to time, in physically sourcing corn on economical terms due to supply shortages. High costs or shortages could require us to suspend ethanol operations until corn is available on economical terms, which would have an adverse effect on operating results.

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

The Andersons, Inc. | 2021 Form 10-K | 6

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

Trade and Renewables - In our Trade and Renewables businesses, agricultural production and trade flows can be affected by government programs and legislation. Production levels, markets and prices of the commodities we merchandise can be affected by U.S. government programs, which include acreage controls and price support programs administered by the USDA and required levels of ethanol in gasoline through the Renewable Fuel Standards as administered by the Environmental Protection Agency ("EPA"). Other examples of government policies that can have an impact on our business include tariffs, taxes, duties, subsidies, import and export restrictions, outright embargoes and price controls on agricultural commodities. Because a portion of our commodity sales are to exporters, the imposition of export restrictions and other foreign countries' regulations could limit our sales opportunities and create additional credit risk associated with export brokers if shipments are rejected at their destination.

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
The Andersons, Inc. | 2021 Form 10-K | 7

We are required to carry significant amounts of inventory across all of our businesses. If a substantial portion of our inventory becomes damaged or obsolete, its value would decrease, and our profit margins would suffer.

We are exposed to the risk of a decrease in the value of our inventories due to a variety of circumstances in all of our businesses. For example, within our Trade and Renewables businesses, there is the risk that the quality of our inventory could deteriorate due to damage, moisture, insects, disease or foreign material. If the quality of our inventory were to deteriorate below an acceptable level, the value of our inventory could decrease significantly. In our Plant Nutrient business, planted acreage, and consequently the volume of fertilizer and crop protection products applied, is partially dependent upon government programs and the producer's perception of demand. Technological advances in agriculture, such as genetically engineered seeds that resist disease and insects, or that meet certain nutritional requirements, could also affect the demand for our crop nutrients and crop protection products. Either of these factors could render some of our inventory obsolete or reduce its value.

Our indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.

If cash on hand is insufficient to pay our obligations or margin calls as they come due at a time when we are unable to draw on our credit facility, it could have an adverse effect on our ability to conduct our business. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors. These factors include general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of commodities. Noncompliance with these provisions could result in default and acceleration of long-term debt payments.

Further, the Financial Conduct Authority, the authority that regulates the London Interbank Offered Rate ("LIBOR"), announced it intends to stop compelling banks to submit rates for the calculation of LIBOR beginning in 2022 and ceasing all such rates by mid-2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives, debt and cash markets exposed to USD-LIBOR. Although an alternative to LIBOR has been contemplated in the Company’s bank credit agreement, it is unclear as to the new method of calculating LIBOR that may evolve, and this new method could adversely affect the Company’s interest rates on its indebtedness.

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

Our Trade and Renewables businesses use derivative contracts to reduce volatility in the commodity markets. Non-performance by the counter-parties to those contracts could adversely affect our future results of operations and financial position.

A significant amount of purchases and sales within the Trade and Renewables segment are made through forward contracting, much of which includes a natural back-to-back hedging relationship.. In addition, the Company uses exchange traded and, to a lesser degree, over-the-counter contracts to further reduce volatility in changing commodity prices. A significant adverse change in commodity prices could cause a counter-party of one or more of our derivative contracts to not perform on its obligation.

The Andersons, Inc. | 2021 Form 10-K | 8

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. A significant portion of the Company's assets are exposed to conditions in the Eastern Grain Belt. In this region, adverse weather during the fertilizer application, planting, and harvest seasons can have negative impacts on our Trade, Renewables and Plant Nutrient businesses. Higher basis levels or adverse crop conditions in the Eastern Grain Belt can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration.

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

The Andersons, Inc. | 2021 Form 10-K | 9

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

The Andersons, Inc. | 2021 Form 10-K | 10

A change in tax laws or regulations of any federal, state or international jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity.

We continue to assess the impact of various U.S. federal, state, local and international legislative proposals that could result in a material increase to our U.S. federal, state, local and/or international taxes. We cannot predict what impact, if any, changes in federal policy, including tax policies, will have on our industry or whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense and profitability. Such impact may also be affected positively or negatively by subsequent potential judicial interpretation or related regulation or legislation which cannot be predicted with certainty.

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
The Andersons, Inc. | 2021 Form 10-K | 11

Item 2. Properties

The Company's principal agriculture and other properties are described below. The Company believes that its properties are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

	Trade	Renewables	Plant Nutrient
(in thousands)	Grain Storage	Nameplate Capacity	Dry Fertilizer Storage	Liquid Fertilizer Storage
Location	(bushels)	(gallons)	(tons)	(tons)
Canada	22,238	—	—	—
Idaho	16,655	—	—	—
Indiana	21,690	110,000	132	134
Iowa	—	55,000	—	66
Kansas	—	70,000	—	—
Louisiana	24,948	—	—	—
Michigan	27,814	130,000	67	46
Nebraska	18,414	—	—	45
Ohio	42,151	110,000	168	73
Wisconsin	—	—	27	78
Other	11,556	—	56	69
	185,466	475,000	450	511

The Trade facilities are mostly concrete and steel tanks, with some flat storage buildings. The Company also owns grain inspection buildings and dryers, maintenance buildings and truck scales and dumps. Approximately 82% of the total storage capacity noted above, which includes temporary pile storage, is owned, while the remaining capacity is leased from third parties.

The Plant Nutrient properties consist mainly of fertilizer warehouse and formulation and packaging facilities for dry and liquid fertilizers. The Company owns substantially all of the facilities noted above.

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

The Andersons, Inc. | 2021 Form 10-K | 12

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

Under the Dodd-Frank Act, each operator of a coal or other mine is required to include certain mine safety results within its periodic reports filed with the SEC. As required by the reporting requirements included in §1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, the required mine safety results regarding certain mining safety and health matters for each of our mine locations that are covered under the scope of the Dodd-Frank Act are included in Exhibit 95.1 of Item 15. Exhibits and Financial Statement Schedules.

The Andersons, Inc. | 2021 Form 10-K | 13

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Shares of The Andersons, Inc. trade on the Nasdaq Global Select Market under the symbol “ANDE”.

Shareholders

At February 11, 2022, there were 952 shareholders of record and approximately 19,068 shareholders for whom security firms acted as nominees.

Dividends

The Company has declared and paid consecutive quarterly dividends since its first year of trading in 1996. Dividends paid from January 2020 to January 2022 are as follows:

Payment Date	Amount
1/23/2020	$0.175
4/22/2020	$0.175
7/22/2020	$0.175
10/22/2020	$0.175
1/20/2021	$0.175
4/21/2021	$0.175
7/22/2021	$0.175
10/22/2021	$0.175
1/21/2022	$0.180

While the Company's objective is to pay a quarterly cash dividend, dividends are subject to Board of Director approval.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2021	—	$—	—	$—
November 2021	698	35.04	—	—
December 2021	—	—	—	—
Total	698	$35.04	—	$100,000,000
(1) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company's common stock (the "Repurchase Plan") on or before August 20, 2024. As of December 31, 2021, none of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The Andersons, Inc. | 2021 Form 10-K | 14

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
Ingredion Incorporated

The graph assumes a $100 investment in The Andersons, Inc. Common Shares on December 31, 2016 and also assumes investments of $100 in each of the Nasdaq U.S. and Peer Group indices, respectively, on December 31 of the first year of the graph. The value of these investments as of the following calendar year-ends is shown in the table below the graph.

Comparison of 5 Year Cumulative Total Return

300
200
100
0
2016
2017
2018
2019
2020
2021
The Andersons, Inc.
NASDAQ U.S.
Peer Group Index

	Base Period	Cumulative Returns
	December 31, 2016	2017	2018	2019	2020	2021
The Andersons, Inc.	$100.00	$71.03	$69.52	$60.34	$60.79	$98.20
NASDAQ U.S.	100.00	129.64	125.96	172.18	249.51	304.85
Peer Group Index	100.00	103.71	93.75	106.39	121.41	166.65

The Andersons, Inc. | 2021 Form 10-K | 15

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

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Renewables, and Plant Nutrient. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure.

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

Recent Developments

The global emergence of COVID-19 continues to have a significant impact on the global economy. Government-mandated stay-at-home orders and other public health mandates and recommendations, as well as behavioral changes in response to the pandemic, have created labor shortages as labor force participation has remained below pre-pandemic levels. Additionally, supply constraints, low inventory levels and inflationary pressures from the pandemic have affected the industries in which the Company operates. The Company is continuing to actively manage its response to the COVID-19 pandemic, however, the future impacts of the ongoing pandemic on the Company’s business remain uncertain at this time.

The Company is a critical infrastructure industry as defined by The United States Department of Homeland Security, Cybersecurity and Infrastructure Agency. As COVID-19 continues to spread and certain regions experience accelerated spread or resurgences, the Company is currently conducting business as usual to the greatest extent possible in the current circumstances. The Company is taking a variety of measures to ensure the availability of its services throughout our network, promote the safety and security of our employees, and support the communities in which we operate. Certain modifications the Company has made in response to the COVID-19 pandemic include: implementing working at home protocols for all non-essential support staff; restricting employee business travel; strengthening clean workplace practices; reinforcing socially responsible sick leave recommendations; limiting visitor and third-party access to Company facilities; launching internal COVID-19 resources for employees; creating a pandemic response team comprised of employees and members of senior management; encouraging telephonic and video conference-based meetings along with other hygiene and social distancing practices recommended by health authorities including Health Canada, the U.S. Centers for Disease Control and Prevention, and the World Health Organization; and maintaining employment benefit coverage of employees through the pandemic. The Company is responding to this crisis through measures designed to protect our workforce and prevent disruptions to the Company's operations within the North American agricultural supply chain.

The Andersons, Inc. | 2021 Form 10-K | 16

The Company will continue to actively monitor the situation and may take further actions that could materially alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that management determines are in the best interests of our employees, customers, shareholders, partners, suppliers and other stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. Risk Factors.

Trade

The Trade Group's performance reflects a substantial increase over the prior year as the Group was able to capitalize on commodity price volatility and market dislocations brought on by a demand-driven agricultural rally. During the course of the year, this demand driven rally created an inversion in the futures market for the majority of the agricultural commodities handled by the Group's asset business, resulting in strong elevation margins. Our recent growth from the Swiss trading and Southwest US feed merchandising businesses also contributed to the improved year-over-year results. Additionally, the food and specialty ingredients business netted higher results as the industry continues to recover from the COVID-19 impacts.

Total grain storage capacity, including temporary pile storage, was approximately 185.5 million bushels as of December 31, 2021 and 202.1 million bushels as of December 31, 2020. Commodity inventories on hand at December 31, 2021 were 187.0 million bushels, of which 3.0 million bushels were stored for others. This compares to 142.8 million bushels on hand at December 31, 2020, of which 3.0 million bushels were stored for others.

Looking forward, the Group is well-positioned to capture value and growth across the diverse portfolio of commodities in which it operates with expected ongoing strong fundamentals.

Renewables

The Renewables Group results attributable to the Company were significantly improved compared to the prior year with the largest increase from strong co-product margins as a result of increased high-protein and corn oil values. Further, the Group benefited as spot ethanol crush margins recovered due to gasoline demand returning to pre-pandemic levels coupled with overall low industry stocks. As we move into 2022, the Renewables Group anticipates strong trading opportunities due to robust co-product margins including high corn oil values from strong renewable diesel demand. While high corn prices may place pressure on crush margins, they also improve co-products sales as we are able to sell products such as DDGs and corn oil at higher values.

Volumes shipped for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Twelve months ended December 31,
(in thousands)	2021	2020
Ethanol (gallons shipped)	726,512	592,738
E-85 (gallons shipped)	41,572	27,321
Corn Oil (pounds shipped)	286,082	117,563
DDG (tons shipped)	2,040	1,850

Plant Nutrient

The Plant Nutrient Group's results increased year-over-year due to well-positioned inventory and high fertilizer prices. Fertilizer prices have increased year-over-year due to tight global supplies and increased demand from improved grain prices and strong farmer income. The benefit from higher prices were partially offset by higher input costs and a tight labor market, specifically in the manufactured products business. Further, the Group continues to benefit from cost reduction initiatives and effective working capital management.

Total storage capacity at our ag supply chain and engineered granules locations was approximately 450 thousand tons for dry nutrients and approximately 511 thousand tons for liquid nutrients at December 31, 2021, which is similar to the prior year.

Looking forward, the Group expects continued opportunities in 2022 with high commodity prices, higher farmer income and well-positioned inventory.

The Andersons, Inc. | 2021 Form 10-K | 17

Tons of product sold for the years ended December 31, 2021 and December 31, 2020 were as follows:

	Twelve months ended December 31,
(in thousands)	2021	2020
Ag Supply Chain	1,621	1,585
Specialty Liquids	410	351
Engineered Granules	453	416
Total tons	2,484	2,352

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

Other

The Company's “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Results for Fiscal 2020 compared to Fiscal 2019

For comparisons of the Company's consolidated and segment results of operations and consolidated cash flows for the fiscal years ended December 31, 2020 to December 31, 2019, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

The Andersons, Inc. | 2021 Form 10-K | 18

Operating Results

The following discussion focuses on the operating results as shown in the Consolidated Statements of Operations with a separate discussion by segment. Additional segment information is included in Note 12 to the Company's Consolidated Financial Statements in Item 8.

	Year ended December 31, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$9,304,357	$2,440,798	$866,895	$—	$12,612,050
Cost of sales and merchandising revenues	8,968,675	2,324,172	726,506	—	12,019,353
Gross profit	335,682	116,626	140,389	—	592,697
Operating, administrative and general expenses	251,605	31,019	95,547	45,581	423,752
Asset impairment	8,321	—	—	—	8,321
Interest expense	23,688	7,602	4,355	1,647	37,292
Equity in earnings of affiliates, net	4,842	—	—	—	4,842
Other income (expense), net	31,036	3,200	2,128	(3,768)	32,596
Income (loss) before income taxes from continuing operations	87,946	81,205	42,615	(50,996)	160,770
Income (loss) before income taxes attributable to the noncontrolling interests	—	31,880	—	—	31,880
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$87,946	$49,325	$42,615	$(50,996)	$128,890

	Year ended December 31, 2020
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$6,141,402	$1,260,259	$662,959	$—	$8,064,620
Cost of sales and merchandising revenues	5,863,186	1,278,526	556,711	—	7,698,423
Gross profit (loss)	278,216	(18,267)	106,248	—	366,197
Operating, administrative and general expenses	244,147	24,405	85,702	23,441	377,695
Asset impairment	—	—	—	—	—
Interest expense (income)	21,974	7,461	5,805	(1,456)	33,784
Equity in earnings of affiliates, net	638	—	—	—	638
Other income, net	11,954	2,795	1,274	1,540	17,563
Income (loss) before income taxes from continuing operations	24,687	(47,338)	16,015	(20,445)	(27,081)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(21,925)	—	—	(21,925)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$24,687	$(25,413)	$16,015	$(20,445)	$(5,156)

The Company uses Non-GAAP Income (loss) before income taxes, attributable to the Company from continuing operations, a non-GAAP financial measure as defined by the Securities and Exchange Commission, to evaluate the Company’s financial performance. This performance measure is not defined by accounting principles generally accepted in the United States and should be considered in addition to, and not in lieu of, GAAP financial measures.

Management believes that Non-GAAP Income (loss) before income taxes, attributable to the Company from continuing operations is a useful measure of the Company’s performance because it provides investors additional information about the Company's operations allowing better evaluation of underlying business performance and better period-to-period comparability. This measure is not intended to replace or be an alternative to Income (loss) before income taxes from continuing operations, the most directly comparable amount reported under GAAP.

The Andersons, Inc. | 2021 Form 10-K | 19

Comparison of 2021 with 2020

Trade

Operating results for the Trade Group improved significantly as Income before taxes increased $63.3 million compared to prior year reported results. Sales and merchandising revenues increased $3,163.0 million and Cost of sales and merchandising revenues increased by $3,105.5 million resulting in an increase in gross profit of $57.5 million. Most of the increase to Sales and merchandising revenues and Cost of sales and merchandising revenues is the result of increased commodity prices as the Group benefited from the demand-driven agricultural rally. The net increase in gross profit was driven by improved merchandising results as geographic dislocations created volatility that allowed traders to identify arbitrage opportunities. Additionally, our traditional asset locations were significantly better than the prior year due to strong elevation margins in our draw areas.

Operating, administrative and general expenses increased $7.5 million compared to prior year results. Labor and benefits expenses were higher primarily due to higher incentive compensation costs from improved operating results. Despite the expense increase, the Company continues to benefit from cost saving initiatives, much of which is headcount reduction, both from acquisition integration and in response to the COVID-19 pandemic.

The Trade Group recorded asset impairment charges of $8.3 million in 2021. The current year asset impairment charges include a $7.7 million impairment of the Company's Frac Sand business following a fundamental shift in the operating environment and a $0.6 million charge related to a small food grade asset location in Texas that was shuttered. No such impairments occurred in the prior year.

Interest expense increased $1.7 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year despite lower interest rates and decreased long-term borrowings.

Equity in earnings of affiliates were $4.8 million in the current year. This resulted in an increase of $4.2 million as compared to the prior year, most of which relates to our Canadian equity method investment.

Other income increased by $19.1 million from prior year largely driven by a gain on the sale of a grain asset location in the current year.

Renewables

The Renewables group had a strong year operationally as Income before income taxes attributable to the Company increased $74.7 million from the prior year. Sales and merchandising revenues increased $1,180.5 million and Cost of sales and merchandising revenues increased $1,045.6 million compared to the prior year. As a result, gross profit increased by $134.9 million. Most of the increase to Sales and merchandising revenues and Cost of sales and merchandising revenues is the result of increased commodity prices. The net increase to gross profit in the current period results reflect significantly improved crush margins, higher co-product sales from traditional and high-protein feed products and corn oil and strong merchandising revenues. The prior year results were significantly impacted by COVID-19, resulting in a lack of demand and included an $11.7 million inventory write down.

Operating, administrative and general expenses increased $6.6 million from the prior year due to higher labor and incentive compensation costs from increased production and improved operating results, respectively.

Plant Nutrient

The Plant Nutrient Group finished off a record year with income before taxes increasing $26.6 million compared to the prior year. Sales and merchandising revenues increased $203.9 million and cost of sales and merchandising revenues increased $169.8 million resulting in increased gross profit of $34.1 million from the prior year. Gross profit improved year over year due to increases in volumes and margins across the breadth of product lines and reflects higher demand, strong grower income and well-positioned inventory.

Operating, administrative and general expenses increased $9.8 million primarily due to increased incentive compensation costs from improved results, and other variable expenses supporting additional volume in the current year.

Interest expense decreased $1.5 million from lower interest rates in the current year.
The Andersons, Inc. | 2021 Form 10-K | 20

Other

Operating, administrative and general expenses increased $22.1 million from the same period last year. The increase in operating losses was primarily driven by increased variable incentive-based compensation in Operating, administrative and general expenses due to improved company-wide performance year over year, as well as approximately $5.0 million of stranded costs from the sale of our Rail Leasing business. The prior year results also include severance related expenses of $6.1 million associated with the departure of certain executive officers and key employees.

Income Taxes

In 2021, the Company recorded Income tax expense from continuing operations of $29.2 million. The Company's effective rate for 2021 was 18.2% on income before taxes from continuing operations of $160.8 million. The difference between the 18.2% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax benefit generated from Federal Research and Development Credits ("R&D Credits"), foreign tax credits and the effect of non-controlling interest offset by state and local income taxes, nondeductible compensation, and changes in unrecognized tax benefits.

In 2020, the Company recorded income tax benefit from continuing operations of $10.9 million. The Company’s effective rate for 2020 was 40.3% on losses before tax from continuing operations of $27.1 million. The difference between the 40.3% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax benefit generated from Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and R&D Credits offset by the effect of non-controlling interest, derivative instruments and hedging activities, nondeductible compensation, and changes in unrecognized tax benefits.

Liquidity and Capital Resources

Working Capital

At December 31, 2021, the Company had working capital from continuing operations of $900.9 million, an increase of $423.5 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	December 31, 2021	December 31, 2020	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$216,444	$29,123	$187,321
Accounts receivable, net	835,180	641,326	193,854
Inventories	1,814,538	1,293,066	521,472
Commodity derivative assets – current	410,813	320,706	90,107
Other current assets	74,468	99,529	(25,061)
Total current assets from continuing operations	3,351,443	2,383,750	967,693
Current Liabilities from Continuing Operations:
Short-term debt	501,792	403,703	98,089
Trade and other payables	1,199,324	954,809	244,515
Customer prepayments and deferred revenue	358,119	178,226	179,893
Commodity derivative liabilities – current	128,911	146,990	(18,079)
Accrued expenses and other current liabilities	230,148	153,311	76,837
Current maturities of long-term debt	32,256	69,366	(37,110)
Total current liabilities from continuing operations	2,450,550	1,906,405	544,145
Working Capital from Continuing Operations	$900,893	$477,345	$423,548

The Andersons, Inc. | 2021 Form 10-K | 21

Current assets from continuing operations increased $967.7 million in comparison to prior year. This increase was noted in all working capital asset accounts. The increases in accounts receivable, current commodity derivative assets and inventory balances can largely be attributable to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business. The significant increase in cash and cash equivalents is largely due to the timing of accounts payable including expected deferred farmer payments. See also the discussion below on additional sources and uses of cash for an understanding of the increase in cash from prior year.
Current liabilities from continuing operations increased $544.1 million compared to the prior year primarily due to increases in short-term debt, customer prepayments and trade and other payables. The increase in short-term debt is the result of higher working capital needs and driven by significant increases in the prices of agricultural commodities. The increase in trade and other payables is also the result of increasing agricultural commodity prices. The increase in accrued expenses is largely driven by increased income tax payables as well as increased accrued variable based incentive compensation as a result of the significant improvement in operating results in the current year. The decrease in current maturities of long-term debt is due to the Company executing on its strategy to pay down long-term debt with proceeds received from the Rail Leasing sale.

Sources and Uses of Cash in 2021 compared to 2020

Operating Activities and Liquidity

Our operating activities used cash of $51.1 million in 2021 compared to cash used in operations of $74.4 million in 2020. The decrease in cash used was primarily due to increased operating results and offset by working capital accounts driven by higher commodity prices, as discussed above. However, when removing the impact from changes in working capital, cash provided by operating activities was much stronger than the prior period due to favorable operating results.

Net income taxes of $51.7 million and $2.4 million were paid in the years ended December 31, 2021 and 2020, respectively. The increase in the current year is driven by the taxable gain associated with the sale of our Rail Leasing business which was partially offset by refunds primarily related to the CARES Act.

Investing Activities

Investing activities provided $487.2 million in the current year compared to $86.8 million used in the prior year. The significant increase from the prior year was a result of proceeds received from the sale of the Rail Leasing business as well as a grain asset location within the Trade segment. Additional contributing factors to the increase were higher proceeds from sales of assets and railcars in the normal course of business, fewer purchased railcars and the continued strategic use of capital spending to enhance overall liquidity and cash management.

Capital expenditures of $71.8 million for 2021 on property, plant and equipment includes: Trade - $17.8 million; Renewables - $28.5 million; Plant Nutrient - $21.6 million; and $3.8 million in Other.
We expect to invest approximately $100 to $125 million in property, plant and equipment in 2022; approximately 60% of which will be to maintain current facilities.

Financing Arrangements

Net cash used in financing activities was $248.8 million in 2021, compared to $136.3 million provided in 2020. This change from the prior year was largely due to the Company's continued strategic effort to pay down long-term debt which was accelerated with proceeds from the Rail Leasing sale.

As of December 31, 2021, the Company was party to borrowing arrangements with a syndicate of banks that provide a total short and long-term borrowing capacity of $1,345.8 million. This amount includes $20.0 million for ELEMENT and $130.0 million for TAMH, all of which are non-recourse to the Company and classified as long-term. There was $1,019.9 million available for borrowing at December 31, 2021. Typically, our highest borrowing occurs in the late winter and early spring due to seasonal inventory requirements in our fertilizer and grain businesses, however, rising commodity prices during the fourth quarter required more borrowing than the prior year. At December 31, 2021, we had standby letters of credit outstanding of $3.9 million.

The Andersons, Inc. | 2021 Form 10-K | 22

The Company paid $23.7 million in dividends in 2021 compared to $23.0 million in 2020. The Company paid $0.175 per common share for the dividends paid in January, April, July and October 2021, and $0.175 per common share for the dividends paid in January, April, July and October 2020. On December 16, 2021, the Company declared a cash dividend of $0.180 per common share, payable on January 21, 2022 to shareholders of record on January 3, 2022.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of equity and limitations on additional debt. We are in compliance with all such covenants as of December 31, 2021. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities. Our non-recourse long-term debt is collateralized by ethanol plant assets.

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

Contractual Obligations

Long-term Debt

As of December 31, 2021, the Company had outstanding recourse and non-recourse long-term debt with both floating and fixed-rates of varying maturities for an aggregate principal amount outstanding of $560.2 million and $72.6 million, respectively. $24.7 million and $7.6 million of the outstanding principal of the recourse and non-recourse long-term debt is payable within 12 months. See Note 4 to the Consolidated Financial Statements for additional information.

Future interest payments associated with the recourse long-term debt total $92.5 million, with $14.4 million payable within 12 months. Future interest payments associated with the non-recourse long-term debt total $9.1 million, with $2.4 million payable within 12 months.

Operating Leases

The Company has lease arrangements for certain equipment and facilities, including grain facilities, fertilizer facilities and equipment. As of December 31, 2021, the Company had fixed operating lease payment obligations of $53.8 million, with $20.6 million payable within 12 months. See Note 13 to the Consolidated Financial Statements for additional information.

Commodity Purchase Obligations

The Company enters into forward purchase contracts of commodities with producers through the normal course of business. These forward purchase contracts are largely offset by forward sales contracts of commodities and the net of these forward contracts are offset by exchange-traded futures and options contracts or over-the-counter contracts. As of December 31, 2021, the Company had forward purchase contracts of $4,488.5 million, with $4,383.7 million payable within 12 months. See Note 5 to the Consolidated Financial Statements for additional information.

Retiree Healthcare & Pension Programs

The Company has both a postretirement health care benefit plan and a noncontributory defined benefit pension plan. The postretirement health care benefit plan covers substantially all of its full-time employees hired prior to January 1, 2003 and pension benefits were frozen at July 1, 2010. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on multiple factors, including the level of participant utilization and inflation. Our estimates of postretirement payments have considered recent payment trends and actuarial assumptions. As of December 31, 2021, the Company had outstanding benefit obligations of $24.8 million, with $1.6 million payable within 12 months.

The Andersons, Inc. | 2021 Form 10-K | 23

Off-Balance Sheet Transactions

Industrial Revenue Bonds

On December 3, 2019, the Company closed an industrial revenue bond transaction with the City of Colwich, Kansas (the "City") in order to receive a 20-year real property tax abatement on our renovated and newly-constructed ELEMENT ethanol facility. Pursuant to this transaction, the City issued a principal amount of $166.1 million of its industrial revenue bonds to the Company and then used the proceeds to purchase the land and facility from the Company. The City then leased the facilities back to the Company under a finance lease, the terms of which provide for the payment of basic rent in an amount sufficient to pay principal and interest on the bonds. Subsequent to the issuance of the bonds, the Company redeemed $165.1 million of the bonds, leaving $1.0 million issued and outstanding. Our obligation to pay rent under the lease is in the same amount and due on the same date as the City’s obligation to pay debt service on the bonds which we hold. The lease permits the Company to present the bonds at any time for cancellation, upon which our obligation to pay basic rent would be canceled. The bonds' maturity date is 2029, at which time the facilities will revert to us without costs. If we were to present the bonds for cancellation prior to maturity, a nominal fee would be incurred. We recorded the land and buildings as assets in property, plant, and equipment, net, on our Consolidated Balance Sheets. Because we own all outstanding bonds, have a legal right to set-off, and intend to set-off the corresponding lease and interest payment, we have netted the finance lease obligation with the bond asset. No amount for our obligation under the finance lease is reflected on our Consolidated Balance Sheets, nor do we reflect an amount for the corresponding industrial revenue bond asset (see Note 14 to the Consolidated Financial Statements).

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

The Andersons, Inc. | 2021 Form 10-K | 24

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

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment. The quantitative review for impairment takes into account our estimates of future cash flows, as well as a market based approach. Our estimates of future cash flows are based upon a number of assumptions including operating costs, life of the assets, potential disposition proceeds, budgets and long-range plans. The Market based approach compares internal results public companies that reflect economic conditions and risks that are similar to the Company to calculate an estimated enterprise value. These factors are discussed in more detail in Note 17, Goodwill and Intangible Assets, to the Consolidated Financial Statements.

Our annual goodwill impairment test is performed as of October 1 each year which is discussed in further detail in Note 17 to the Consolidated Financial Statements.
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
The Andersons, Inc. | 2021 Form 10-K | 25

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company's market risk-sensitive instruments and positions is the potential loss arising from adverse changes in commodity prices foreign currency exchange rates and interest rates as discussed below.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its net commodity futures position. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted market prices. The result of this analysis, which may differ from actual results, is as follows:

	December 31,
(in thousands)	2021	2020
Net long (short) commodity position	$10,987	$(14,093)
Market risk	1,099	1,409

Foreign Currency

The Company has subsidiaries located outside the United States where the local currency is the functional currency. To reduce the risks associated with foreign currency exchange rate fluctuations, the Company enters into currency exchange contracts to minimize its foreign currency position related to transactions denominated primarily in the euro, British pound, Mexican peso and Canadian dollar. These currencies represent the major functional or local currencies in which recurring business transactions occur. The Company does not use currency exchange contracts as hedges against amounts indefinitely invested in foreign subsidiaries and affiliates. The currency exchange contracts used are forward contracts, swaps with banks, exchange-traded futures contracts, and over-the-counter options. The changes in market value of such contracts have a high correlation to the price changes in the currency of the related transactions. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates is not material.
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

	December 31,
(in thousands)	2021	2020
Fair value of long-term debt, including current maturities	$650,765	$989,140
Fair value in excess of carrying value	13,795	26,289
Market risk	6,648	9,123

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

The Andersons, Inc. | 2021 Form 10-K | 26

Item 8. Financial Statements and Supplementary Data

The Andersons, Inc.

The Andersons, Inc. | 2021 Form 10-K | 27

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill—GSM and FSI Reporting Units—Refer to Notes 1 and 17 to the Consolidated Financial Statements

Critical Audit Matter Description

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value (BEV) of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit’s estimated future cash flows, discounted at the weighted-average cost of capital of a hypothetical third-party buyer. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting unit.

The Andersons, Inc. | 2021 Form 10-K | 28

The consolidated goodwill balance was $129.3 million as of December 31, 2021, of which $78.5 million and $41.3 million was allocated to the Grain Storage and Merchandising (GSM) and Food and Specialty Ingredients (FSI) reporting units, respectively. The BEV of the GSM and FSI reporting units exceeded its carrying values by 26% and 24%, respectively, as of October 1, 2021, and, therefore, no impairment was recognized. The BEV for the GSM and FSI reporting units are sensitive to changes in the weighted-average cost of capital. Given the significant judgments made by management to estimate the BEV of the GSM and FSI reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the weighted-average cost of capital as of October 1, 2021, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 24, 2022

We have served as the Company’s auditor since 2015.

The Andersons, Inc. | 2021 Form 10-K | 29

The Andersons, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Sales and merchandising revenues	$12,612,050	$8,064,620	$8,003,253
Cost of sales and merchandising revenues	12,019,353	7,698,423	7,542,486
Gross profit	592,697	366,197	460,767
Operating, administrative and general expenses	423,752	377,695	409,710
Asset impairment	8,321	—	41,212
Interest expense, net	37,292	33,784	43,205
Other income:
Equity in earnings (losses) of affiliates, net	4,842	638	(7,359)
Gain from remeasurement of equity method investments, net	—	—	35,214
Other income, net	32,596	17,563	18,526
Income (loss) before income taxes from continuing operations	160,770	(27,081)	13,021
Income tax provision (benefit) from continuing operations	29,228	(10,910)	9,145
Net income (loss) from continuing operations	131,542	(16,171)	3,876
Income from discontinued operations, net of income taxes	4,324	1,956	11,184
Net income (loss)	135,866	(14,215)	15,060
Net income (loss) attributable to the noncontrolling interest	31,880	(21,925)	(3,247)
Net income attributable to The Andersons, Inc.	$103,986	$7,710	$18,307

Average number of shares outstanding – basic	33,279	32,924	32,570
Average number of shares outstanding – diluted	33,855	33,189	33,096

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$2.99	$0.17	$0.22
Discontinued operations	0.13	0.06	0.34
	$3.12	$0.23	$0.56
Diluted earnings:
Continuing operations	$2.94	$0.17	$0.22
Discontinued operations	0.13	0.06	0.33
	$3.07	$0.23	$0.55
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2021 Form 10-K | 30

The Andersons, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$135,866	$(14,215)	$15,060
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain and prior service cost	607	(856)	(4,142)
Foreign currency translation adjustments	(108)	4,674	12,615
Cash flow hedge activity	12,771	(8,663)	(9,317)
Other comprehensive income (loss)	13,270	(4,845)	(844)
Comprehensive income (loss)	149,136	(19,060)	14,216
Comprehensive income (loss) attributable to the noncontrolling interests	31,880	(21,925)	(3,247)
Comprehensive income attributable to The Andersons, Inc.	$117,256	$2,865	$17,463
The Notes to Consolidated Financial Statements are an integral part of these statements.

The Andersons, Inc. | 2021 Form 10-K | 31

The Andersons, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$216,444	$29,123
Accounts receivable, less allowance for doubtful accounts of $6,911 in 2021; $9,255 in 2020	835,180	641,326
Inventories (Note 2)	1,814,538	1,293,066
Commodity derivative assets – current (Note 5)	410,813	320,706
Current assets held-for-sale (Note 16)	20,885	32,659
Other current assets	74,468	99,529
Total current assets	3,372,328	2,416,409
Other assets:
Goodwill	129,342	131,542
Other intangible assets, net	117,137	140,084
Right of use assets, net	52,146	33,387
Other assets held-for-sale (Note 16)	43,169	643,474
Other assets	69,068	46,914
Total other assets	410,862	995,401
Property, plant and equipment, net (Note 3)	786,029	860,311
Total assets	$4,569,219	$4,272,121
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$501,792	$403,703
Trade and other payables	1,199,324	954,809
Customer prepayments and deferred revenue	358,119	178,226
Commodity derivative liabilities – current (Note 5)	128,911	146,990
Current maturities of long-term debt (Note 4)	32,256	69,366
Current liabilities held-for-sale (Note 16)	13,379	25,277
Accrued expenses and other current liabilities	230,148	153,311
Total current liabilities	2,463,929	1,931,682
Long-term lease liabilities	31,322	19,835
Long-term debt, less current maturities (Note 4)	600,487	886,453
Deferred income taxes (Note 8)	71,127	170,147
Other long-term liabilities held-for-sale (Note 16)	16,119	48,096
Other long-term liabilities	78,531	55,248
Total liabilities	3,261,515	3,111,461
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 33,870 shares issued in 2021; 33,599 shares issued in 2020)	140	138
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—
Additional paid-in-capital	368,595	348,714
Treasury shares, at cost (11 in 2021; 45 in 2020)	(263)	(966)
Accumulated other comprehensive income (loss)	1,194	(12,076)
Retained earnings	702,759	626,081
Total shareholders’ equity of The Andersons, Inc.	1,072,425	961,891
Noncontrolling interests	235,279	198,769
Total equity	1,307,704	1,160,660
Total liabilities and equity	$4,569,219	$4,272,121
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2021 Form 10-K | 32

The Andersons, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss) from continuing operations	$131,542	$(16,171)	$3,876
Income from discontinued operations, net of income taxes	4,324	1,956	11,184
Net income (loss)	135,866	(14,215)	15,060
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	178,934	188,638	146,166
Bad debt expense, net	237	7,042	4,007
Equity in (earnings) losses of affiliates, net of dividends	(4,842)	(638)	7,671
Gain on sales of assets, net	(6,184)	(686)	(5,483)
Stock-based compensation expense	11,038	10,183	16,229
Deferred federal income tax	(104,618)	26,386	5,114
Inventory write down	3,399	11,676	—
Gain on sale of business from continuing operations	(14,619)	—	(5,702)
Loss on sale of business from discontinued operations	1,491	—	—
Asset impairment	8,947	—	41,212
Gain from remeasurement of equity method investments, net	—	—	(35,214)
Other	7,146	10,072	3,540
Changes in operating assets and liabilities:
Accounts receivable	(184,002)	(128,502)	1,487
Inventories	(528,073)	(139,499)	(1,578)
Commodity derivatives	(107,188)	(115,170)	21,714
Other current and non-current assets	(116,403)	(53,208)	30,497
Payables and other current and non-current liabilities	667,821	123,489	103,842
Net cash (used in) provided by operating activities	(51,050)	(74,432)	348,562
Investing Activities
Acquisition of businesses, net of cash acquired	(11,425)	—	(102,580)
Purchases of property, plant and equipment and capitalized software	(75,766)	(77,147)	(165,223)
Proceeds from sale of assets	4,508	11,112	5,446
Purchase of investments	(6,243)	(3,059)	(1,490)
Proceeds from sale of business from continuing operations	18,130	—	25,171
Proceeds from sale of business from discontinued operations	543,102	—	—
Purchases of Rail assets	(6,039)	(27,739)	(105,254)
Proceeds from sale of Rail assets	19,150	10,077	18,090
Other	1,831	—	808
Net cash provided by (used in) investing activities	487,248	(86,756)	(325,032)
Financing Activities
Net receipts (payments) under short-term lines of credit	(105,895)	254,971	(278,824)
Proceeds from issuance of short-term debt	608,250	—	—
Payments of short-term debt	(408,250)	—	—
Proceeds from issuance of long-term debt	203,000	471,906	922,594
Payments of long-term debt	(530,733)	(559,711)	(608,483)
Contributions from noncontrolling interest owner	4,655	8,576	4,714
Distributions to noncontrolling interest owner	(25)	(10,322)	—
Payments of debt issuance costs	(2,692)	(898)	(6,561)
Dividends paid	(23,746)	(23,004)	(22,118)
Proceeds from exercises of stock options	6,667	—	—
Other	—	(5,222)	(2,615)
Net cash (used in) provided by financing activities	(248,769)	136,296	8,707
Effect of exchange rates on cash, cash equivalents and restricted cash	(108)	(880)	65
Increase (decrease) in cash, cash equivalents and restricted cash	187,321	(25,772)	32,302
Cash, cash equivalents and restricted cash at beginning of year	29,123	54,895	22,593
Cash, cash equivalents and restricted cash at end of year	$216,444	$29,123	$54,895
The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2021 Form 10-K | 33

The Andersons, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	The Andersons, Inc. Shareholders’ Equity
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2019	$96	$224,396	$(35,300)	$(6,387)	$647,517	$46,442	$876,764
Net income (loss)					18,307	(3,247)	15,060
Other comprehensive loss				(12,734)			(12,734)
Amounts reclassified from Accumulated other comprehensive income (loss)				11,890			11,890
Cash received from noncontrolling interest, net		164				4,715	4,879
Noncontrolling interests recognized in connection with business combination		5,112				174,135	179,247
Cumulative adjustment for adoption of leasing standard, net of income tax of $(76)					(550)		(550)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (723 shares)		(12,121)	27,708				15,587
Dividends declared ($0.685 per common share)					(22,329)		(22,329)
Shares issued for acquisition	41	127,800					127,841
Restricted share award dividend equivalents		8	250		(258)		—
Balance at December 31, 2019	$137	$345,359	$(7,342)	$(7,231)	$642,687	$222,045	$1,195,655
Net income (loss)					7,710	(21,925)	(14,215)
Other comprehensive loss				(10,213)			(10,213)
Amounts reclassified from Accumulated other comprehensive income (loss)				5,368			5,368
Contributions from noncontrolling interests						8,576	8,576
Distributions to noncontrolling interests						(10,322)	(10,322)
Noncontrolling interests recognized in connection with business combination		(459)				395	(64)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (150 shares)	1	3,814	5,968		(844)		8,939
Dividends declared ($0.70 per common share)					(23,064)		(23,064)
Restricted share award dividend equivalents			408		(408)		—
Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net Income (loss)					103,986	31,880	135,866
Other comprehensive income				7,312			7,312
Amounts reclassified from Accumulated other comprehensive income (loss)				5,958			5,958
Contributions from noncontrolling interests						4,655	4,655
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (22 shares)	2	19,881	368		(3,478)		16,773
Dividends declared ($0.705 per common share)					(23,495)		(23,495)
Restricted share award dividend equivalents			335		(335)		—
Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704

The Notes to Consolidated Financial Statements are an integral part of these statements.
The Andersons, Inc. | 2021 Form 10-K | 34

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

During the third quarter of 2021, substantially all of the assets and liabilities of the Rail business were classified as held-for-sale in the accompanying Condensed Consolidated Balance Sheets. As discussed further in Note 16, the Company executed a definitive agreement to sell the Rail Leasing business. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remainder of the Rail business. The majority of the remaining Rail business remaining on the balance sheet as of December 31, 2021 is related to the Rail Repair business.

These transactions effectively constitute the entirety of what has historically been included in the Rail reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Throughout this Annual Report on Form 10-K, with the exception of the statements of cash flows and unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. The reclassification relates to the Consolidated Balance Sheet presentation of assets and liabilities as held for sale and Consolidated Statement of Operations presentation of results classified as discontinued operations in relation to the Rail business transactions noted above.

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

On March 2, 2018, the Company invested in ELEMENT. The Company owns 51% of ELEMENT and ICM, Inc. owns the remaining 49% interest. As part of the Company’s investment into ELEMENT, the Company and ICM, Inc. entered into a number of agreements. Most notably, the Company will manage the facility under a management contract, provide corn origination, ethanol marketing and risk management services. The Company evaluated its interest in ELEMENT and determined that ELEMENT is a VIE and that the Company is the primary beneficiary of ELEMENT. This is due to the fact that the Company has both the power to direct the activities that most significantly impact ELEMENT and the obligation to absorb losses or the right to receive benefits from ELEMENT. Therefore, the Company consolidates ELEMENT.

The Andersons, Inc. | 2021 Form 10-K | 35

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and short-term investments with an initial maturity of three months or less. The carrying values of these assets approximate their fair values. The Company had restricted cash of $8.7 million as of December 31, 2019. The restricted cash balance was a result of a royalty claim assumed in the TAMH merger and included in the Consolidated Financial Statements of the Company. In 2020, this restricted cash was subsequently released, and the Company does not have restricted cash as of December 31, 2020 or 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and may bear interest if past due. The allowance for doubtful accounts is the best estimate of the current expected credit losses in existing accounts receivable and is reviewed quarterly. The allowance is based both on specific identification of potentially uncollectible accounts and the application of a consistent policy, based on historical experience, to estimate the allowance necessary for the remaining accounts receivable. For those customers that are thought to be at higher risk, the Company makes assumptions as to collectability based on past history and facts about the current situation. Account balances are charged off against the allowance when it becomes more certain that the receivable will not be recovered. The Company manages its exposure to counterparty credit risk through credit analysis and approvals, credit limits and monitoring procedures.

Commodity Derivatives and Inventories

The Company's operating results can be affected by changes to commodity prices. The Trade and Renewables businesses have established “unhedged” position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to mitigate the price risk associated with those contracts and inventory). To reduce the exposure to market price risk on commodities owned and forward commodity and ethanol purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. The forward purchase and sale contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

The Andersons, Inc. | 2021 Form 10-K | 36

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

Derivatives - Interest Rate and Foreign Currency Contracts

The Company periodically enters into interest rate contracts to manage interest rate risk on borrowing or financing activities. The Company has long-term interest rate swaps recorded in other assets or other long-term liabilities that expire from 2022 to 2030 and have been designated as cash flow hedges; accordingly, changes in the fair value of the instruments are recognized in Other comprehensive income (loss). While the Company considers all of its derivative positions to be effective economic hedges of specified risks, these interest rate contracts for which hedge accounting is not applied are recorded on the Consolidated Balance Sheets in either other current assets or liabilities (if short-term in nature) or in other assets or other long-term liabilities (if non-current in nature), and changes in fair value are recognized in current earnings as interest expense. Upon termination of a derivative instrument or a change in the hedged item, any remaining fair value recorded on the balance sheet is recorded as interest expense consistent with the cash flows associated with the underlying hedged item. Information regarding the nature and terms of the Company's interest rate derivatives is presented in Note 5 to the Consolidated Financial Statements.

Marketing Agreement

The Company has a marketing agreement that covers certain of its grain facilities, some of which are leased from Cargill, Incorporated ("Cargill"). Under the five-year amended and restated agreement (renewed in June 2018 and ending May 2023), any grain the Company sells to Cargill is at market price. Income earned from operating the facilities (including buying, storing and selling grain and providing grain marketing services to its producer customers) over a specified threshold is shared equally with Cargill. Measurement of this threshold is made on a cumulative basis and cash is paid to Cargill on an annual basis. The Company recognizes its pro rata share of this profit-sharing arrangement as a reduction of revenue in our Consolidated Statements of Operations every month and accrues for any payment owed to Cargill. The profit-sharing arrangement increased the Company's revenues $0.4 million for the year ended December 31, 2021, $1.2 million for the year ended December 31, 2020, and were de minimis in for the year ended December 31, 2019.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are charged to expense as incurred, while betterments that extend useful lives are capitalized. Depreciation is provided over the estimated useful lives of the individual assets, by the straight-line method. Estimated useful lives are generally as follows: land improvements - 16 years; leasehold improvements - the shorter of the lease term or the estimated useful life of the improvement, ranging from 3 to 20 years; buildings and storage facilities - 10 to 40 years; and machinery and equipment - 3 to 20 years. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts, with any gain or loss realized upon sale recorded in the Consolidated Statements of Operations.

Additional information regarding the Company's property, plant and equipment is presented in Note 3 to the Consolidated Financial Statements.

Deferred Debt Issue Costs

Costs associated with the issuance of term debt are deferred and recorded net with debt. Costs associated with revolving credit agreements are recorded as a deferred asset. These costs are amortized, as a component of interest expense, over the earlier of the stated term of the debt or the period from the issue date through the first early payoff date without penalty, or the expected payoff date if the loan does not contain a prepayment penalty. Deferred costs associated with the borrowing arrangement with a syndication of banks are amortized over the term of the agreement.
The Andersons, Inc. | 2021 Form 10-K | 37

Goodwill and Intangible Assets

Goodwill is subject to an annual impairment test or more often when events or circumstances indicate that the carrying amount of goodwill may be impaired. A goodwill impairment loss is recognized to the extent the carrying amount of goodwill exceeds the business enterprise value. Additional information about the Company's goodwill and other intangible assets is presented in Note 17 to the Consolidated Financial Statements.

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

Amortization of intangible assets is provided over their estimated useful lives (generally 1 to 10 years) using the straight-line method.

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

The Andersons, Inc. | 2021 Form 10-K | 38

Per Share Data

We present both basic and diluted earnings per share amounts from continuing operations and discontinued operations attributable to the Company's shareholders. Basic earnings per common share are determined by dividing net earnings attributable to controlling interests by the weighted-average number of common shares outstanding. In computing diluted earnings per share, average number of common shares outstanding is increased by unvested stock awards and common stock options outstanding with exercise prices lower than the average market price of common shares using the treasury share method.

Revenue Recognition

The Company’s revenue consists of sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606).

Revenue from commodity contracts (ASC 815)

Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Trade and Renewables segments, such as corn, soybeans, wheat, oats, ethanol, and corn oil, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of corn), a notional amount (e.g. metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. The Company does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts.

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

Certain of the Company's operations provide for customer billings, deposits or prepayments for product that is stored at the Company's facilities. The sales and gross profit related to these transactions are not recognized until the product is shipped in accordance with the previously stated revenue recognition policy and these amounts are classified in the Consolidated Balance Sheets as a current liability titled “Customer prepayments and deferred revenue”.

Revenue from contracts with customers (ASC 606)

Information regarding our revenue from contracts with customers accounted for under ASC 606 is presented in Note 7 to the Consolidated Financial Statements. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards of ownership transfer to the customer.

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

The Andersons, Inc. | 2021 Form 10-K | 39

The annual effective tax rate is determined by Income tax provision (benefit) from continuing operations as a percentage of Income (loss) before income taxes from continuing operations within the Consolidated Statements of Operations. Differences in the effective tax rate and the statutory tax rate may be due to permanent items, tax credits, foreign tax rates and state tax rates in jurisdictions in which the Company operates, or changes in valuation allowances.

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

Recently Adopted Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The new standard did not have a material impact to the Company's financial statements or disclosures.

Reference Rate Reform (Topic 848)

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.

The Company has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is actively working with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts to prepare for these changes. The evaluation and modification of contracts is ongoing. The Company continues to evaluate the impacts of this standard on its consolidated financial statements.

The Andersons, Inc. | 2021 Form 10-K | 40

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

	December 31,
(in thousands)	2021	2020
Grain and other agricultural products (a)	$1,427,708	$1,025,809
Propane and frac sand (a)	23,780	12,477
Ethanol and co-products (a)	184,354	114,895
Plant nutrients and cob products	178,696	139,885
Total	$1,814,538	$1,293,066
(a) Includes RMI of $1,410.9 million and $983.2 million at December 31, 2021 and December 31, 2020, respectively.

Inventories do not include 3.0 million bushels of grain and other agricultural product inventories held in storage for others as of December 31, 2021 and December 31, 2020, respectively. The Company does not have title to the inventory and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses with regard to any deficiencies and does not anticipate material losses in the future.

The Company recorded lower of cost or net realizable value adjustments of $3.4 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. The current year charge primarily relates to certain fertilizer values decreasing after the spring application season. The charge in the prior year was a result of lower ethanol market prices and decreased demand as a result of the COVID-19 pandemic.

3. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	December 31,
(in thousands)	2021	2020
Land	$39,162	$39,704
Land improvements and leasehold improvements	91,122	92,455
Buildings and storage facilities	368,577	379,195
Machinery and equipment	936,476	898,557
Construction in progress	20,676	19,473
	1,456,013	1,429,384
Less: accumulated depreciation	(669,984)	(569,073)
Property, plant and equipment, net	$786,029	$860,311

Depreciation expense on property, plant and equipment amounted to $126.9 million, $122.4 million and $79.1 million for the years ended 2021, 2020 and 2019, respectively. The increase in depreciation expense from 2019 to 2020 was due to the TAMH merger in October of 2019 and ELEMENT starting its operations in August of 2019.

In December 2021, the Company recorded charges of $7.7 million for impairments of property, plant and equipment in the Trade segment related to its frac sand assets in Oklahoma. The Company also recorded a $0.6 million impairment of property, plant and equipment in the Trade segment related to the shutdown of a facility in Texas.

In 2019, the Company recorded charges of $32.3 million for impairment of property, plant and equipment in the Trade segment related to its frac sand assets. The Company also recorded a $3.7 million impairment of property, plant, and equipment in the Trade segment related to its Tennessee grain assets in 2019.

The Andersons, Inc. | 2021 Form 10-K | 41

4. Debt

The Company’s short-term and long-term debt at December 31, 2021 and 2020 consisted of the following:

	December 31,
(in thousands)	2021	2020
Short-term debt – non-recourse	$65,485	$93,192
Short-term debt – recourse	436,307	310,511
Total short-term debt	501,792	403,703

Current maturities of long-term debt – non-recourse	7,601	678
Current maturities of long-term debt – recourse	24,655	68,688
Total current maturities of long-term debt	32,256	69,366

Long-term debt, less: current maturities – non-recourse	64,972	127,192
Long-term debt, less: current maturities – recourse	535,515	759,261
Total long-term debt, less: current maturities	$600,487	$886,453

On February 4, 2021, the Company completed the second amendment to its credit agreement dated January 11, 2019. The amendment, which replaced an underwritten bridge loan received on January 21, 2021, provided for a short-term $250.0 million note in which the entire stated principal was due on December 31, 2021. The entire principal balance was repaid as of September 30, 2021.

On May 6, 2021, the Company completed the third amendment to its credit agreement dated January 11, 2019. The amendment provides for a short-term note of approximately $358.0 million in which the entire stated principal is due on March 31, 2022. The term note will bear interest at variable rates, which are based on LIBOR plus an applicable spread. As of December 31, 2021 $200.0 million of principal remains outstanding.

As part of the Company's ongoing covenant monitoring process, at September 30, 2021, the Company determined that it was virtually certain that ELEMENT will be out of compliance with its debt service coverage ratio covenant of no less than 1.4 to be initially measured on December 31, 2021. It was determined that if ELEMENT was not in compliance with the debt service coverage ratio at December 31, 2021, it would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the ELEMENT’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement. Because it was determined that it was virtually certain that ELEMENT would violate this covenant in the future and had not yet received a waiver at that time, the $70.0 million of non-recourse debt associated with ELEMENT was classified as a current maturity of long-term debt as of September 30, 2021. On February 14, 2022, ELEMENT executed an amended agreement of the debt whereby the lender retrospectively waived the covenant violations and modified the existing covenants. The debt service coverage ratio covenant was waived as of December 31, 2021 and modified to a target of 1.0 for 2022. As the waiver and amended debt agreement was completed prior to the annual report filing, the debt was classified as noncurrent as of December 31, 2021.

The Company was in compliance with all financial covenants at and during the years ended December 31, 2021 and 2020.

Total interest paid was $38.2 million, $33.9 million and $43.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, the estimated fair value of long-term debt, including the current portion, was $650.7 million and $989.1 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered by the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

At December 31, 2021, the Company had short-term lines of credit capacity totaling $1,195.8 million, of which $890.1 million was unused. The weighted-average interest rates on short-term borrowings outstanding at December 31, 2021 and 2020, were 1.49% and 1.66%, respectively.

The Andersons, Inc. | 2021 Form 10-K | 42

Long-Term Debt

Recourse Long-Term Debt

	December 31,
(in thousands, except percentages)	2021	2020
Note payable, variable rate (1.70% at December 31, 2021), payable in increasing amounts plus interest, due 2026	$212,500	$225,000
Note payable, variable rate (1.58% at December 31, 2021), payable in increasing amounts plus interest, due 2026	142,500	150,000
Note payable, 4.50%, payable at maturity, due 2034 (a)	99,090	102,524
Note payable, 4.85%, payable at maturity, due 2026	25,000	25,000
Note payable, 4.55%, payable at maturity, due 2023	24,000	24,000
Industrial revenue bond, variable rate (1.22% at December 31, 2021), payable at maturity, due 2036	21,000	21,000
Note payable, 4.50%, payable at maturity, due 2030	16,000	16,000
Note payable, 5.00%, payable at maturity, due 2040	14,000	14,000
Finance lease obligations, due serially to 2030 (a)	10,135	22,262
Note payable, variable rate, paid 2021	—	145,000
Note payable, 4.07%, paid 2021	—	26,000
Note payable, 3.33%, paid 2021	—	22,634
Note payable, 3.29%, paid 2021	—	16,028
Debenture bonds, 2.65% to 4.50%, paid 2021	—	12,730
Note payable, variable rate, paid 2021	—	11,250
	564,225	833,428
Less: current maturities	24,655	68,688
Less: unamortized prepaid debt issuance costs	4,055	5,479
	$535,515	$759,261
(a) Debt is collateralized by first mortgages on certain facilities and related equipment or other assets with a book value of $61.9 million.

The aggregate annual maturities of recourse, long-term debt are as follows: 2022 -- $24.7 million; 2023 -- $48.8 million; 2024 -- $25.1 million; 2025 -- $25.3 million; 2026 -- $305.5 million; and $134.8 million thereafter.

Non-Recourse Long-Term Debt

The Company's non-recourse long-term debt consists of the following:

	December 31,
(in thousands)	2021	2020
Note payable, variable rate (3.55% at December 31, 2021), payable at maturity, due 2027	$70,000	$70,000
Finance lease obligations, due serially to 2023	2,745	2,825
Long-term credit facility, variable rate, due 2024	—	56,600
	72,745	129,425
Less: current maturities	7,601	678
Less: unamortized prepaid debt issuance costs	172	1,555
	$64,972	$127,192

The aggregate annual maturities of non-recourse, long-term debt are as follows: 2022 -- $7.6 million; 2023 -- $8.0 million; 2024 -- $7.9 million; 2025 -- $7.2 million; 2026 -- $7.1 million; and $34.9 million thereafter.

The Andersons, Inc. | 2021 Form 10-K | 43

5. Derivatives

Commodity Contracts
The Company’s operating results are affected by changes to commodity prices. The Trade and Renewables businesses have established “unhedged” futures position limits (the amount of a commodity, either owned or contracted for, that does not have an offsetting derivative contract to lock in the price). To reduce the exposure to market price risk on commodities owned and forward purchase and sale contracts, the Company enters into exchange traded commodity futures and options contracts and over-the-counter forward and option contracts with various counterparties. These contracts are primarily traded via regulated commodity exchanges. The Company’s forward purchase and sales contracts are for physical delivery of the commodity in a future period. Contracts to purchase commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Most contracts for the sale of commodities to processors or other commercial consumers generally do not extend beyond one year.

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

Generally accepted accounting principles permit a party to a master netting arrangement to offset fair value amounts recognized for derivative instruments against the right to reclaim cash collateral or obligation to return cash collateral under the same master netting arrangement. The Company has master netting arrangements for its exchange traded futures and options contracts and certain over-the-counter contracts. When the Company enters into a future, option or an over-the-counter contract, an initial margin deposit may be required by the counterparty. The amount of the margin deposit varies by commodity. If the market price of a future, option or an over-the-counter contract moves in a direction that is adverse to the Company’s position, an additional margin deposit, called a maintenance margin, is required. The margin deposit assets and liabilities are included in current commodity derivative assets (or liabilities), as appropriate, in the Consolidated Balance Sheets.

The following table presents at December 31, 2021 and 2020, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted or received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or noncurrent commodity derivative assets (or liabilities) in the Consolidated Balance Sheets:

(in thousands)	December 31, 2021	December 31, 2020
Cash collateral paid	$165,250	$208,670
Fair value of derivatives	(36,843)	(157,301)
Net derivative asset position	$128,407	$51,369

The Andersons, Inc. | 2021 Form 10-K | 44

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	December 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$339,321	$4,677	$23,762	$1,209	$368,969
Commodity derivative liabilities	(93,758)	(105)	(152,673)	(2,578)	(249,114)
Cash collateral paid	165,250	—	—	—	165,250
Balance sheet line item totals	$410,813	$4,572	$(128,911)	$(1,369)	$285,105

	December 31, 2020
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$304,533	$4,328	$19,386	$14	$328,261
Commodity derivative liabilities	(192,023)	(348)	(166,850)	(243)	(359,464)
Cash collateral paid	208,196	—	474	—	208,670
Balance sheet line item totals	$320,706	$3,980	$(146,990)	$(229)	$177,467

The net gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Consolidated Statements of Operations and the line items in which they are located for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$151,058	$(36,563)	$1,939
The Andersons, Inc. | 2021 Form 10-K | 45

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) as of December 31, 2021 and 2020:

	December 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	685,681	—	—
Soybeans	77,592	—	—
Wheat	109,547	—	—
Oats	31,627	—	—
Ethanol	—	192,447	—
Soybean meal	—	—	544
Dried distillers grain	—	—	507
Other	57,268	16,092	1,854
Subtotal	961,715	208,539	2,905
Exchange traded:
Corn	226,215	—	—
Soybeans	64,730	—	—
Wheat	65,020	—	—
Oats	1,300	—	—
Ethanol	—	100,884	—
Propane	—	31,542	—
Other	75	798	353
Subtotal	357,340	133,224	353
Total	1,319,055	341,763	3,258

	December 31, 2020
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	684,654	—	—
Soybeans	73,521	—	—
Wheat	109,661	—	—
Oats	27,482	—	—
Ethanol	—	124,795	—
Soybean meal	—	—	398
Dried distillers grain	—	—	319
Other	4,371	2,058	1,173
Subtotal	899,689	126,853	1,890
Exchange traded:
Corn	267,792	—	—
Soybeans	53,730	—	—
Wheat	80,733	—	—
Oats	1,800	—	—
Ethanol	—	73,584	—
Propane	—	17,094	—
Other	—	2,898	149
Subtotal	404,055	93,576	149
Total	1,303,744	220,429	2,039
The Andersons, Inc. | 2021 Form 10-K | 46

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

The gains or losses on the derivatives designated as hedging instruments are recorded in Other comprehensive income (loss) and subsequently reclassified into Interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive income (loss) related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable-rate debt. The Company also has foreign currency derivatives which are considered effective economic hedges of specified economic risks.

At December 31, 2021 and 2020, the Company had recorded the following amounts for the fair value of the Company's interest rate and other derivatives:

	December 31,
(in thousands)	2021	2020
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$(174)	$(589)
Interest rate contracts included in Other long-term liabilities	—	(430)
Foreign currency contracts included in Other current (liabilities) assets	(1,069)	2,753
Derivatives designated as hedging instruments
Interest rate contracts included in Other assets	4,574	164
Interest rate contracts included in Accrued expenses and other current liabilities	(5,206)	(6,664)
Interest rate contracts included in Other long-term liabilities	$(6,555)	$(18,539)

The recording of derivatives gains and losses and the financial statement line item in which they are located are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest expense, net	$(844)	$(11)	$(718)
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	16,960	(11,497)	(12,398)
Interest rate derivative gains (losses) included in Interest expense, net	$(6,733)	$(7,982)	$(761)

The Andersons, Inc. | 2021 Form 10-K | 47

The following table presents the open interest rate contracts at December 31, 2021:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Hedged Item	Interest Rate
Long-term
Swap	2014	2023	$23.0	Interest rate component of debt - not accounted for as a hedge	1.9%
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2023	$10.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.7%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.5%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

6. Employee Benefit Plans

The Company provides certain full-time employees with pension benefits under defined benefit and defined contribution plans. The measurement date for all plans is December 31st. The Company's expense for its defined contribution plans amounted to $14.6 million, $8.1 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The expense for the Company's defined contribution plans increased in the current year as the discretionary contribution increased consistent with the improved operating results. The Company also provides health insurance benefits to certain employees and retirees.

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

Obligation and Funded Status

Following are the details of the obligation and funded status of the pension and postretirement benefit plans:

(in thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2021	2020	2021	2020
Benefit obligation at beginning of year	$1,884	$3,088	$25,324	$24,872
Service cost	—	—	302	221
Interest cost	6	48	546	719
Actuarial (gains) losses	(4)	68	(1,252)	452
Participant contributions	—	—	271	298
Benefits paid	(1,014)	(1,320)	(1,249)	(1,238)
Benefit obligation at end of year	$872	$1,884	$23,942	$25,324
The Andersons, Inc. | 2021 Form 10-K | 48

(in thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Company contributions	1,014	1,320	978	940
Participant contributions	—	—	271	298
Benefits paid	(1,014)	(1,320)	(1,249)	(1,238)
Fair value of plan assets at end of year	$—	$—	$—	$—

Under funded status of plans at end of year	$(872)	$(1,884)	$(23,942)	$(25,324)

Amounts recognized in the Consolidated Balance Sheets at December 31, 2021 and 2020 consist of:

	Pension Benefits		Postretirement Benefits
(in thousands)	2021	2020	2021	2020
Accrued expenses and other current liabilities	$259	$1,014	$1,359	$1,310
Other long-term liabilities	613	870	22,583	24,014
Net amount recognized	$872	$1,884	$23,942	$25,324

Following are the details of the pre-tax amounts recognized in Accumulated other comprehensive income at December 31, 2021:

	Pension Benefits		Postretirement Benefits
(in thousands)	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs	Unamortized Actuarial Net Losses	Unamortized Prior Service Costs
Balance at beginning of year	$2,854	$—	$(4,069)	$3,187
Amounts arising during the period	(4)	—	(1,260)	—
Amounts recognized as a component of net periodic benefit cost	(266)	—	(169)	911
Balance at end of year	$2,584	$—	$(5,498)	$4,098

Amounts applicable to the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets are as follows:

	December 31,
(in thousands)	2021	2020
Projected benefit obligation	$872	$1,884
Accumulated benefit obligation	$872	$1,884

The combined benefits expected to be paid for all Company defined benefit plans over the next ten years are as follows:

(in thousands)	Expected Pension Benefit Payout	Expected Postretirement Benefit Payout
2022	$259	$1,359
2023	212	1,354
2024	207	1,351
2025	208	1,361
2026	1	1,362
2027-2031	4	6,633

The Andersons, Inc. | 2021 Form 10-K | 49

Following are components of the net periodic benefit cost for each year:

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$—	$302	$221	$365
Interest cost	6	48	116	546	719	854
Expected return on plan assets	—	—	—	(911)	(911)	(911)
Recognized net actuarial loss	266	248	232	169	79	—
Net periodic benefit cost	$272	$296	$348	$106	$108	$308

Following are weighted-average assumptions of pension and postretirement benefits for each year:

	Postretirement Benefits
	2021	2020	2019
Used to Determine Benefit Obligations at Measurement Date
Discount rate (a)	2.6%	2.2%	3.0%
Used to Determine Net Periodic Benefit Cost for Years ended December 31
Discount rate (b)	2.2%	3.0%	4.1%
Expected long-term return on plan assets	—	—	—
Rate of compensation increases	—	—	—
(a)The calculated rate for the unfunded employee retirement plan was 1.10%, 0.50% and 2.00% in 2021, 2020, and 2019, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.
(b)The calculated rate for the unfunded employee retirement plan was 0.50%, 2.00% and 3.20% in 2021, 2020, and 2019, respectively. Since it was terminated in 2015, the defined benefit pension plan did not have a discount rate during the three-year period presented above.

Assumed Health Care Cost Trend Rates at Beginning of Year
	2021	2020
Health care cost trend rate assumed for next year	3.0%	3.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate) (a)	N/A	N/A
Year that the rate reaches the ultimate trend rate (a)	N/A	N/A
(a)In 2017, the Company's remaining uncapped participants were converted to a Medicare Exchange Health Reimbursement Arrangement, which put a 2% cap on the Company's share of the related costs.

7. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of ASC 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Revenues under ASC 606	$2,211,537	$1,479,686	$1,344,359
Revenues under ASC 815	10,400,513	6,584,934	6,658,894
Total revenues	$12,612,050	$8,064,620	$8,003,253

The Andersons, Inc. | 2021 Form 10-K | 50

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line:

	Year ended December 31, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$270,842	$270,842
Primary nutrients	—	—	500,891	500,891
Products and co-products	313,195	714,120	—	1,027,315
Propane and frac sand	270,695	—	—	270,695
Other	39,864	6,768	95,162	141,794
Total	$623,754	$720,888	$866,895	$2,211,537

	Year ended December 31, 2020
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$234,806	$234,806
Primary nutrients	—	—	396,515	396,515
Products and co-products	234,219	408,677	—	642,896
Propane and frac sand	148,175	—	—	148,175
Other	23,599	2,057	31,638	57,294
Total	$405,993	$410,734	$662,959	$1,479,686

	Year ended December 31, 2019
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$46,065	$—	$239,051	$285,116
Primary nutrients	33,612	—	377,648	411,260
Products and co-products	217,297	131,178	—	348,475
Propane and frac sand	238,100	—	—	238,100
Other	21,742	9,635	30,031	61,408
Total	$556,816	$140,813	$646,730	$1,344,359

Substantially all of the Company's revenues accounted for under ASC 606 for the years ended December 31, 2021, 2020 and 2019, respectively, are recorded as a point in time instead of over time.

Specialty and primary nutrients

The Company sells several different types of specialty nutrient products, including: low-salt liquid starter fertilizers, micro-nutrients and other specialty lawn products. These products can be sold through the wholesale distribution channels as well as directly to end users at the farm center locations. Similarly, the Company sells several different types of primary nutrient products, including: nitrogen, phosphorus and potassium. These products may be purchased and re-sold as is or sold as finished goods resulting from a blending and manufacturing process. The contracts associated with specialty and primary nutrients generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer. Payment terms generally range from 0 - 30 days.

The Andersons, Inc. | 2021 Form 10-K | 51

Products and co-products

In addition to the ethanol sales contracts that are considered derivative instruments, the Renewables Group sells several other co-products that remain subject to ASC 606, including E-85, DDGs, syrups and renewable identification numbers (“RINs”). RINs are credits for compliance with the Environmental Protection Agency's Renewable Fuel Standard program and are created by renewable fuel producers. Contracts for these co-products generally have a single performance obligation, as the Company has elected the accounting policy to consider shipping and handling costs as fulfillment costs. Revenue is recognized when control of the product has passed to the customer which follows shipping terms on the contract. Payment terms generally range from 5 - 15 days.

Propane and frac sand

Propane and sand products are primarily sold to United States customers in the energy industry. Revenue is recognized at a point in time when obligations under the terms of a contract with the customer are satisfied. This occurs with the transfer of control of our products to customers when products are shipped for direct sales to customers or when the product is picked up by a customer either at the plant location or transload location. Contracts contain one performance obligation which is the delivery to the customer at a point in time. Revenue is measured as the amount of consideration received in exchange for transferring products. The Company recognizes the cost for shipping as an expense in cost of sales and merchandising revenues when control over the product has transferred to the customer. Payment terms generally range from 0 - 30 days.

Contract balances

The opening and closing balances of the Company’s contract liabilities are as follows:

(in thousands)	2021	2020
Balance at January 1	$45,634	$28,467
Balance at December 31	100,847	45,634

The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Contract liabilities relate to the Plant Nutrient business for payments received in advance of fulfilling our performance obligations under our customer contracts. Contract liabilities are built up at year-end and through the first quarter as a result of payments in advance of fulfilling our performance obligations under our customer contracts in preparation for the spring application season. The contract liabilities are then relieved as obligations are met through the year and begin to build in preparation for a new season as we approach year-end. The variance in contract liabilities at December 31, 2021 compared to the prior years was due to the sharp increase of fertilizer prices.

The Andersons, Inc. | 2021 Form 10-K | 52

8. Income Taxes

Income tax provision (benefit) from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$23,333	$(42,718)	$1,162
State and local	4,934	(748)	740
Foreign	760	6,731	3,687
	29,027	(36,735)	5,589
Deferred:
Federal	(3,687)	28,665	1,999
State and local	819	1,180	1,952
Foreign	3,069	(4,020)	(395)
	201	25,825	3,556
Total:
Federal	19,646	(14,053)	3,161
State and local	5,753	432	2,692
Foreign	3,829	2,711	3,292
	$29,228	$(10,910)	$9,145

Income (loss) before income taxes from continuing operations consists of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
U.S.	$143,712	$(38,319)	$8,159
Foreign	17,058	11,238	4,862
	$160,770	$(27,081)	$13,021
The Andersons, Inc. | 2021 Form 10-K | 53

A reconciliation from the statutory U.S. federal tax rate to the effective tax rate follows:

	Year ended December 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (decrease) in rate resulting from:
State and local income taxes, net of related federal taxes	2.5	0.5	15.8
Federal tax rate differential	0.4	(2.1)	2.0
U.S. tax rate change and other tax law impacts (a)	0.5	56.2	4.5
Effect of noncontrolling interest	(4.2)	(17.0)	5.2
Derivative instruments and hedging activities	0.4	(11.8)	(5.4)
U.S. income taxes on foreign earnings	0.7	(1.8)	11.1
Nondeductible compensation	1.9	(5.5)	10.0
Unrecognized tax benefits	2.1	(72.2)	146.7
Valuation allowance	0.1	(1.9)	(2.0)
Foreign tax credits	(1.3)	(0.5)	(10.8)
Research and development and other tax credits	(5.0)	75.6	(189.4)
Equity method investments	(0.6)	(0.1)	12.2
Acquisition related permanent item	—	—	51.8
Other, net	(0.3)	(0.1)	(2.5)
Effective tax rate	18.2%	40.3%	70.2%
(a) Reflects the impact of the CARES Act which provided a financial statement benefit of $14.8 million in 2020.

Net income taxes of $51.7 million, $2.4 million and $2.0 million were paid in the years ended December 31, 2021, 2020 and 2019, respectively.

TAMH and ELEMENT are treated as partnerships for U.S. tax purposes. Partnerships are not taxable entities so the tax consequences of the partnership’s transactions flow through to the partners (i.e., investors) at their proportionate share. As a result, the Consolidated Financial Statements do not reflect such income taxes on income (loss) before taxes attributable to the noncontrolling interest in the partnerships.

The Company has elected to treat Global Intangible Low Tax Income (“GILTI”) as a period cost and, therefore, has not recognized deferred taxes for basis differences that may reverse as GILTI tax in future years.

For the years ended December 31, 2021 and 2020, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing and if/when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

The Andersons, Inc. | 2021 Form 10-K | 54

Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax liabilities:
Property, plant and equipment and Rail assets leased to others	$(66,913)	$(203,432)
Identifiable intangibles	(7,022)	(9,677)
Investments	(35,842)	(50,244)
Other	(3,859)	(3,427)
	(113,636)	(266,780)
Deferred tax assets:
Employee benefits	27,695	20,910
Accounts and notes receivable	2,189	4,207
Inventory	4,533	1,905
Federal income tax credits	2,292	25,163
Net operating loss carryforwards	2,906	25,427
Derivative instruments	1,774	5,949
Lease liability	64	9,068
Other	5,426	5,456
Total deferred tax assets	46,879	98,085
less: Valuation allowance	2,834	1,452
	44,045	96,633
Net deferred tax liabilities(a)	$(69,591)	$(170,147)
(a) The Company had deferred tax assets of $1.5 million included in Other assets in the Consolidated Balance Sheets as of December 31, 2021.

On December 31, 2021, the Company had $30.7 million and $4.7 million of state and non-U.S. net operating loss carryforwards that begin to expire in 2022 and 2035, respectively. The Company also has $2.3 million of U.S. foreign tax credits ("FTCs") carryforwards that begin to expire after 2028. The valuation allowance of $2.8 million is related to tax assets of $2.3 million and $0.5 million for U.S. federal FTCs and net operating loss carryforwards, respectively.

The decrease in net deferred tax liabilities of $100.5 million during the year ended December 31, 2021 was primarily related to a decrease in deferred tax liabilities related to the sale of the Company’s Rail Leasing business during the third quarter of 2021 which are reflected in the Consolidated statements of operations as discontinued operations, net of income taxes.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. In assessing the realizability of our deferred tax assets, we consider positive and negative evidence, including historical operating results, future reversals of existing taxable temporary differences, projected future earnings, and tax planning strategies.

The Company, or one of its subsidiaries, files income tax returns in the U.S., multiple foreign, state and local jurisdictions. The Company is no longer subject to examination by taxing authorities in the U.S., foreign, state and local jurisdictions federal taxation for years before 2014. The Company and the Company’s subsidiary partnership returns are under federal tax examination by the Internal Revenue Service (“IRS”) for the tax year 2018 and tax years 2015 through 2018, respectively. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. Due to the potential for resolution of U.S. federal, foreign, state and local examinations, and the expiration of various statutes of limitations, it is reasonably possible that the gross unrecognized tax benefits may change within the next 12 months by a range of zero to $2.0 million.

The Andersons, Inc. | 2021 Form 10-K | 55

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Balance at beginning of period	$44,401	$22,415	$618
Tax positions related to the current year
Gross additions	13,179	11,598	1,766
Tax positions related to prior years
Gross additions	1,364	12,013	20,649
Gross reductions	(7,190)	(1,566)	(155)
Lapse in statute of limitations	—	(59)	(463)
Balance at end of period	$51,754	$44,401	$22,415

As of December 31, 2021, 2020 and 2019, if our unrecognized tax benefits were recognized in future periods, they would favorably impact our effective tax rate. As of December 31, 2021, unrecognized tax benefits of $51.7 million include $43.0 million associated with the federal and state R&D Credits.

The Company’s practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the Consolidated Statement of Operations. At December 31, 2021, 2020, and 2019, the Company recorded reserves of $2.7 million, $1.8 million and $2.1 million, respectively, of interest and penalties on uncertain tax positions in the Consolidated Balance Sheets.

The Andersons, Inc. | 2021 Form 10-K | 56

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in Accumulated other comprehensive income (loss) attributable to the Company ("AOCI") for the twelve months ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Currency Translation Adjustment
Beginning balance	$5,739	$1,065
Other comprehensive income (loss) before reclassifications	(108)	5,331
Tax effect	—	(657)
Other comprehensive income (loss), net of tax	(108)	4,674
Ending Balance	$5,631	$5,739
Cash Flow Hedges
Beginning balance	$(18,106)	$(9,443)
Other comprehensive income (loss) before reclassifications	8,105	(19,565)
Amounts reclassified from AOCI (a)	8,855	8,068
Tax effect	(4,189)	2,834
Other comprehensive income (loss), net of tax	12,771	(8,663)
Ending Balance	$(5,335)	$(18,106)
Pension and Other Postretirement Plans
Beginning balance	$33	$889
Other comprehensive income (loss) before reclassifications	1,699	(200)
Amounts reclassified from AOCI (b)	(911)	(911)
Tax effect	(181)	255
Other comprehensive income (loss), net of tax	607	(856)
Ending Balance	$640	$33
Investments in Convertible Preferred Securities
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending Balance	$258	$258

Total AOCI Ending Balance	$1,194	$(12,076)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

10. Fair Value Measurements

The following table presents the Company's assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020:

(in thousands)	December 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$128,407	$156,698	$—	$285,105
Provisionally priced contracts (b)	43,944	(89,797)	—	(45,853)
Convertible preferred securities (c)	—	—	11,618	11,618
Other assets and liabilities (d)	2,784	(7,361)	—	(4,577)
Total	$175,135	$59,540	$11,618	$246,293
The Andersons, Inc. | 2021 Form 10-K | 57

(in thousands)	December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$51,369	$126,098	$—	$177,467
Provisionally priced contracts (b)	19,793	(48,818)	—	(29,025)
Convertible preferred securities (c)	—	—	8,849	8,849
Other assets and liabilities (d)	7,972	(26,058)	—	(18,086)
Total	$79,134	$51,222	$8,849	$139,205
(a)Includes associated cash posted/received as collateral.
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
Provisionally priced contract liabilities are those for which the Company has taken ownership and possession of grain, but the final purchase price has not been established. In the case of payables where the unpriced portion of the contract is limited to the futures price of the underlying commodity or the Company has delivered a provisionally priced grain and a subsequent payable or receivable is set up for any future changes in the grain price, quoted exchange prices are used and the liability is deemed to be Level 1 in the fair value hierarchy. For all other unpriced contracts which include variable futures and basis components, the amounts recorded for delayed price contracts are determined on the basis of local grain market prices at the balance sheet date and, as such, are deemed to be Level 2 in the fair value hierarchy.
The convertible preferred securities are interests in several early-stage enterprises that may be in various forms, such as convertible debt or preferred equity securities.

The Andersons, Inc. | 2021 Form 10-K | 58

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2021	2020
Assets at January 1,	$8,849	$8,404
Additional investments	5,401	445
Losses included in Other income, net	(2,632)	—
Assets at December 31,	$11,618	$8,849

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of December 31, 2021 and 2020:

Quantitative Information about Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2021	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$11,618	Implied based on market prices	N/A	N/A

(in thousands)	Fair Value as of 12/31/2020	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$8,849	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2021	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (a)	$2,946	Third party appraisal	Various	N/A
Real property (b)	700	Market approach	Various	N/A
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

There were no non-recurring fair value measurements as of December, 31 2020.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

11. Related Party Transactions

Equity Method Investments

The Company, directly or indirectly, holds investments in companies that are accounted for under the equity method. The Company’s equity in these entities is generally presented at cost plus its accumulated proportional share of income or loss, less any distributions it has received, or other-than-temporary impairments recognized. The amount of equity method investments has decreased substantially as two acquisitions in 2019 resulted in the consolidation of the former equity method investments. In January 2019, the Company purchased the remaining equity of Lansing Trade Group and Thompsons Limited and in October 2019, the Company merged its existing equity method ethanol investments to create the consolidated entity of TAMH.

The Andersons, Inc. | 2021 Form 10-K | 59

The following table presents aggregate summarized financial information of the Company's equity method investments as they qualified as significant equity method investees in the aggregate for the year ended December 31, 2019. No individual equity investments qualified as significant for the years presented.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales	$2,021,128	$1,625,686	$1,930,289
Gross profit	31,185	32,467	39,253
Income from continuing operations	8,334	3,315	1,895
Net income	7,327	2,777	940

Current assets	374,856	370,190	255,052
Non-current assets	79,564	89,456	80,823
Current liabilities	286,530	296,074	196,163
Non-current liabilities	32,877	40,077	31,509
The following table presents the Company’s investment balance in each of its equity method investees by entity:

	December 31,
(in thousands)	2021	2020
Providence Grain Group Inc. (a)	$17,037	$12,467
Quadra Commodities S.A.	7,959	7,013
Other	7,094	6,981
Total	$32,090	$26,461
(a) At December 31, 2021, the aggregate unamortized basis difference of the Company's investment in Providence Grain Group Inc. of $5.0 million is primarily attributable to the difference between the amount for which the Company recorded other-than-temporary impairment charges and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in the reported amount of income from unconsolidated entities.
The following table summarizes income (losses) from the Company’s equity method investments by entity:

	% Ownership at December 31, 2021	Year Ended December 31,
(in thousands)		2021	2020	2019
Providence Grain Group Inc. (a)	37.8%	$4,532	$(233)	$(7,411)
Quadra Commodities S.A. (a)	17.7%	946	1,439	910
The Andersons Albion Ethanol LLC (b)	N/A	—	—	(1,292)
The Andersons Clymers Ethanol LLC (b)	N/A	—	—	(151)
The Andersons Marathon Ethanol LLC (b)	N/A	—	—	920
Other	5% - 52%	(636)	(568)	(335)
Total		$4,842	$638	$(7,359)
(a) The Company acquired the equity method investments in Providence Grain Group Inc. and Quadra Commodities S.A. through the consolidation of Lansing Trade Group in 2019.
(b) The Company previously owned approximately 55%, 39%, 33% in The Andersons Albion LLC, The Andersons Clymers Ethanol LLC and The Andersons Marathon Ethanol LLC, respectively. Effective October 1, 2019, the Company contributed its interests in these three entities into TAMH. The transaction resulted in the consolidation of these entities into the Company's Consolidated Financial Statements.

Total distributions received from unconsolidated affiliates were de minimis for the year ended December 31, 2021.

The Andersons, Inc. | 2021 Form 10-K | 60

Related Party Transactions

In the ordinary course of business and on an arms-length basis, the Company will enter into related party transactions with certain of the investments described above, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales revenues	$342,816	$176,768	$246,540
Service fee revenues (a)	—	—	12,181
Purchases of product (b)	44,182	52,665	569,619
Lease income (c)	149	583	3,516
Labor and benefits reimbursement (d)	—	—	10,973
(a)Prior period service fee revenues include management fees, corn origination fees, ethanol and distillers dried grains ("DDG") marketing fees, and other commissions. All activity subsequent to the TAMH merger on October 1, 2019 has been eliminated in consolidation.
(b)Prior period purchases of product include ethanol and co-products purchased from the unconsolidated ethanol LLCs. All activity subsequent to the TAMH merger on October 1, 2019 has been eliminated in consolidation.
(c)Prior period lease income includes certain railcars leased to related parties and the lease of the Company’s Albion, Michigan and Clymers, Indiana grain facilities. All activity subsequent to the TAMH merger on October 1, 2019 has been eliminated in consolidation.
(d)Prior period labor and benefits reimbursement includes all operations labor to the unconsolidated ethanol equity investments. All activity subsequent to the TAMH merger on October 1, 2019 has been eliminated in consolidation.

	December 31,
(in thousands)	2021	2020
Accounts receivable (e)	$9,984	$5,623
Accounts payable (f)	6,034	5,251
(e)Accounts receivable represents amounts due from related parties for sales of ethanol and other various items.
(f)Accounts payable represents amounts due to related parties for purchases of equipment, denaturant and other various items.

12. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces, purchases and sells ethanol and co-products. The group also operates a merchandising and trade portfolio of ethanol, ethanol co-products and other biofuels such as renewable diesel. The Plant Nutrient business manufactures and distributes agricultural inputs, primary nutrients and specialty fertilizers, to dealers and farmers, along with turf care and corncob-based products. Included in Other are the corporate level costs not attributed to an operating segment.

In the third quarter of 2021, the Company sold its Rail Leasing assets and announced its intentions of selling the remainder of the assets reported under the prior Rail segment. Prior year results have been recast to reflect this change. See Note 16 for further details of the divestiture of the Rail segment.

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues from external customers
Trade	$9,304,357	$6,141,402	$6,144,526
Renewables	2,440,798	1,260,259	1,211,997
Plant Nutrient	866,895	662,959	646,730
Total	$12,612,050	$8,064,620	$8,003,253
The Andersons, Inc. | 2021 Form 10-K | 61

	Year Ended December 31,
(in thousands)	2021	2020	2019
Interest expense (income)
Trade	$23,688	$21,974	$34,843
Renewables	7,602	7,461	943
Plant Nutrient	4,355	5,805	7,954
Other	1,647	(1,456)	(535)
Total	$37,292	$33,784	$43,205

	Year Ended December 31,
(in thousands)	2021	2020	2019
Equity in earnings (losses) of affiliates
Trade	$4,842	$638	$(6,835)
Renewables	—	—	(524)
Total	$4,842	$638	$(7,359)

	Year Ended December 31,
(in thousands)	2021	2020	2019
Other income, net
Trade	$31,036	$11,954	$11,142
Renewables	3,200	2,795	913
Plant Nutrient	2,128	1,274	4,903
Other	(3,768)	1,540	1,568
Total	$32,596	$17,563	$18,526

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income (loss) before income taxes from continuing operations
Trade	$87,946	$24,687	$(17,328)
Renewables[1]	81,205	(47,338)	47,660
Plant Nutrient	42,615	16,015	9,159
Other	(50,996)	(20,445)	(26,470)
Income (loss) before income taxes from continuing operations	$160,770	$(27,081)	$13,021
1 Includes income (loss) attributable to noncontrolling interests of $31.9 million, $(21.9) million and $(3.2) million for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
(in thousands)	2021	2020
Identifiable assets
Trade	$3,115,045	$2,486,412
Renewables	784,031	666,839
Plant Nutrient	453,137	374,653
Other	152,952	68,084
Total assets of continuing operations	4,505,165	3,595,988
Assets of discontinued operations	64,054	676,133
Total	$4,569,219	$4,272,121
The Andersons, Inc. | 2021 Form 10-K | 62

	Year Ended December 31,
(in thousands)	2021	2020	2019
Capital expenditures
Trade	$17,828	$14,911	$31,173
Renewables	28,502	39,791	104,023
Plant Nutrient	21,616	16,565	20,413
Other	3,828	1,458	3,548
Total	$71,774	$72,725	$159,157

	Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation and amortization
Trade	$44,335	$44,627	$50,973
Renewables	77,542	73,224	23,727
Plant Nutrient	25,957	25,407	25,985
Other	9,340	9,807	11,359
Total from continuing operations	157,174	153,065	112,044
Discontinued operations	21,760	35,573	34,122
Total	$178,934	$188,638	$146,166

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues from external customers by geographic region
United States	$9,771,502	$6,180,376	$6,196,402
Canada	806,481	517,006	653,592
Mexico	490,672	246,523	294,644
Switzerland	487,363	348,867	218,063
Other	1,056,032	771,848	640,552
Total	$12,612,050	$8,064,620	$8,003,253

The net book value of Trade property, plant and equipment in Canada as of December 31, 2021 and 2020 was $38.6 million and $39.9 million, respectively.

13. Leases

The Company leases certain grain handling and storage facilities, ethanol storage terminals, warehouse space, railcars, locomotives, barges, office space, machinery and equipment, vehicles and information technology equipment under operating leases. Lease expense for these leases is recognized within the Consolidated Statements of Operations on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. Leases with a term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term. The Company’s lease agreements include lease payments that are largely fixed and do not contain material residual value guarantees.

The Andersons, Inc. | 2021 Form 10-K | 63

The following table summarizes the amounts recognized in the Company's Consolidated Balance Sheets related to leases:

		December 31,
(in thousands)	Consolidated Balance Sheet Classification	2021	2020
Assets
Operating lease assets	Right of use assets, net	$52,146	$33,387
Finance lease assets	Property, plant and equipment, net	23,895	25,921
Total leased assets		76,041	59,308

Liabilities
Current operating leases	Accrued expenses and other current liabilities	19,580	12,588
Non-current operating leases	Long-term lease liabilities	31,322	19,835
Total operating lease liabilities		50,902	32,423

Current finance leases	Current maturities of long-term debt	2,118	2,564
Non-current finance leases	Long-term debt	10,762	22,522
Total finance lease liabilities		12,880	25,086
Total lease liabilities		$63,782	$57,509

The components of lease cost recognized within the Company's Consolidated Statement of Operations were as follows:

		Year Ended December 31,
(in thousands)	Consolidated Statement of Operations Classification	2021	2020	2019
Lease cost:
Operating lease cost	Cost of sales and merchandising revenues	$13,016	$10,968	$9,469
Operating lease cost	Operating, administrative and general expenses	10,324	10,678	13,517
Finance lease cost
Amortization of right-of-use assets	Cost of sales and merchandising revenues	978	932	111
Amortization of right-of-use assets	Operating, administrative and general expenses	1,008	1,008	1,008
Interest expense on lease liabilities	Interest expense, net	679	859	637
Short-term lease cost	Cost of sales and merchandising revenues	1,349	66	—
Variable lease cost	Cost of sales and merchandising revenues	458	80	—
Variable lease cost	Operating, administrative and general expenses	231	260	197
Total lease cost		$28,043	$24,851	$24,939

The Company often has the option to renew lease terms for buildings and other assets. The exercise of a lease renewal option is generally at the sole discretion of the Company. In addition, certain lease agreements may be terminated prior to their original expiration date at the discretion of the Company. Each renewal and termination option is evaluated at the lease commencement date to determine if the Company is reasonably certain to exercise the option on the basis of economic factors. The following table summarizes the weighted-average remaining lease terms:

	As of December 31,
Weighted-Average Remaining Lease Term	2021	2020
Operating leases	3.9 years	4.4 years
Finance leases	7.2 years	8.5 years

The Andersons, Inc. | 2021 Form 10-K | 64

The discount rate implicit within our leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for each lease is determined based on its term and the currency in which lease payments are made, adjusted for the impacts of collateral. The following table summarizes the weighted-average discount rate used to measure the Company's lease liabilities:

	As of December 31,
Weighted-Average Discount Rate	2021	2020
Operating leases	2.63%	3.67%
Finance leases	3.30%	3.84%

Supplemental Cash Flow Information Related to Leases

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,304	$28,444	$25,304
Operating cash flows from finance leases	—	1,289	1,023
Financing cash flows from finance leases	12,538	4,115	1,973
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	35,024	15,160	29,427
Finance leases	364	4,972	16,998

Maturity Analysis of Leases Liabilities

	December 31, 2021
(in thousands)	Operating Leases	Finance Leases	Total
2022	$20,639	$2,521	$23,160
2023	13,797	2,305	16,102
2024	8,121	2,175	10,296
2025	4,974	1,406	6,380
2026	2,434	1,384	3,818
Thereafter	3,881	4,773	8,654
Total lease payments	53,846	14,564	68,410
Less: interest	2,944	1,684	4,628
Total	$50,902	$12,880	$63,782

	December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Total
2021	$13,428	$3,274	$16,702
2022	9,435	3,281	12,716
2023	5,222	3,282	8,504
2024	3,082	3,154	6,236
2025	563	2,210	2,773
Thereafter	2,404	14,008	16,412
Total lease payments	34,134	29,209	63,343
Less: interest	1,711	4,123	5,834
Total	$32,423	$25,086	$57,509

The Andersons, Inc. | 2021 Form 10-K | 65

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

Specifically, the Company is party to a non-regulatory litigation claim, which is in response to penalties and fines paid to regulatory entities by a previously unconsolidated subsidiary in 2018 for the settlement of matters which focused on certain trading activity. While the Company believes it has meritorious defenses against the suit, the ultimate resolution of the matter could result in a loss in excess of the amount accrued. Given the status of the claim, the Company does not believe the excess, net of the acquisition-related indemnity, will be material.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

Commitments

As of December 31, 2021, the Company carries $1.0 million in industrial revenue bonds with the City of Colwich, Kansas (the "City") that mature in 2029, and leases back facilities owned by the City that the Company recorded as property, plant, and equipment, net, on its Consolidated Balance Sheets under a finance lease. The lease payment on the facilities is sufficient to pay principal and interest on the bonds. Because the Company owns all of the outstanding bonds, has a legal right to set-off, and intends to set-off the corresponding lease and interest payment, the Company netted the finance lease obligation with the bond asset and, in turn, reflected no amount for the obligation or the corresponding asset on its Consolidated Balance Sheets at December 31, 2021.

15. Stock Compensation Plans

The Company's 2019 Long-Term Incentive Compensation Plan, dated February 22, 2019 and subsequently approved by Shareholders on May 10, 2019, is authorized to issue up to 2.3 million shares of common stock as options, share appreciation rights, restricted shares and units, performance shares and units and other stock or cash-based awards. Approximately 0.2 million shares remain available for issuance at December 31, 2021.

Stock-based compensation expense for all stock-based compensation awards are based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award and recognized forfeitures as they occur. Total compensation expense recognized in the Consolidated Statements of Operations for all stock compensation programs was $11.0 million, $9.8 million, and $15.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Of the expense recognized, approximately $1.3 million, $4.3 million and $9.4 million were related to awards granted as part of the Lansing Acquisition 2018 Inducement and Retention Award Plan for the years ended December 31, 2021, 2020 and 2019, respectively.

Non-Qualified Stock Options ("Options")

In 2015, the Company granted 325 thousand non-qualified stock options upon hiring of a senior executive. The fair value of the options was estimated at the date of grant under the Black-Scholes option pricing model. The options have a term of seven years with a weighted-average exercise price of $35.40 and have since fully vested.

The Andersons, Inc. | 2021 Form 10-K | 66

A reconciliation of the number of Options outstanding under the 2014 Long Term Incentive Compensation Plan as of December 31, 2021, and changes during the period then ended, is as follows:

	Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2021	325	$35.40
Exercised	(183)	35.40
Outstanding at December 31, 2021	142	$35.40

For the year ended December 31, 2021, there were no options granted, cancelled or forfeited; and all options outstanding as of December 31, 2021 were vested and exercisable. The total intrinsic value of the options exercised for the year ended December 31, 2021 was $0.6 million and the aggregate intrinsic value of options outstanding as of December 31, 2021 was $0.5 million. The Company expects all remaining options outstanding as of December 31, 2021 to be exercised in 2022 as all remaining options outstanding expire in November of 2022.

As of December 31, 2021, there was no unrecognized compensation cost related to Options.

Restricted Stock Awards ("RSAs")

These awards carry voting and dividend equivalent rights upon vesting; however, sale of the shares is restricted prior to vesting. RSAs graded vest over a period of 3 years. Total restricted stock expense is equal to the market value of the Company's common shares on the date of the award and is recognized over the service period on a straight-line basis.

A summary of the status of the Company's non-vested RSAs as of December 31, 2021, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	567	$28.50
Granted	192	26.86
Vested	(332)	28.46
Forfeited	(39)	28.24
Non-vested at December 31, 2021	388	$27.75

	Year ended December 31,
	2021	2020	2019
Total fair value of shares vested (in thousands)	$9,453	$13,510	$8,225
Weighted-average fair value of RSAs granted	$26.86	$18.35	$33.87

As of December 31, 2021, there was $2.2 million of total unrecognized compensation cost related to non-vested RSAs that is expected to be recognized over a weighted-average period of 1.2 years.

Earnings Per Share-Based Performance Share Units (“EPS PSUs”)

Each EPS PSU gives the participant the right to receive common shares dependent on the achievement of specified performance results over a 3-year performance period. At the end of the performance period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of EPS PSUs issued is based on the market value of the Company's common shares on the date of the award. The related compensation expense is recognized over the performance period when achievement of the award is probable and is adjusted for changes in the number of shares expected to be issued if changes in performance are expected. Currently, the Company is accounting for the awards granted in 2021, 2020 and 2019 at 100%, 61% and 28% of the maximum amount available for issuance, respectively.

The Andersons, Inc. | 2021 Form 10-K | 67

A summary of the status of the Company's EPS PSUs as of December 31, 2021, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	344	$24.58
Granted	149	26.80
Vested	—	—
Forfeited	(107)	30.89
Non-vested at December 31, 2021	386	$23.69

	Year ended December 31,
	2021	2020	2019
Weighted-average fair value of EPS PSUs granted	$26.80	$19.06	$27.23

As of December 31, 2021, there was $3.4 million unrecognized compensation cost related to non-vested EPS PSUs that is expected to be recognized over a weighted-average period of 1.3 years.

Total Shareholder Return-Based Performance Share Units (“TSR PSUs”)

Each TSR PSU gives the participant the right to receive common shares dependent on total shareholder return over a 3-year period. At the end of the period, the number of shares of stock issued will be determined by adjusting the award upward or downward from a target award. Fair value of TSR PSUs was estimated at the date of grant using a Monte Carlo Simulation with the following assumptions: Expected volatility was estimated based on the historical volatility of the Company's common shares over the 2.83 years period prior to the grant date. The average expected life was based on the contractual term of the plan. The risk-free rate is based on the U.S. Treasury Strips available with maturity period consistent with the expected life.

2021
Risk free interest rate	0.25%
Dividend yield	—%
Volatility factor of the expected market price of the common shares	52%
Expected term (in years)	2.83
Correlation coefficient	0.45

A summary of the status of the Company's TSR PSUs as of December 31, 2021, and changes during the period then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2021	344	$31.83
Granted	149	35.66
Vested	—	—
Forfeited	(107)	40.57
Non-vested at December 31, 2021	386	$30.89

	Year ended December 31,
	2021	2020	2019
Weighted-average fair value of TSR PSUs granted	$35.66	$16.80	$49.20

As of December 31, 2021, there was approximately $2.2 million unrecognized compensation cost related to non-vested TSR PSUs that is expected to be recognized over a weighted-average period of 1.3 years.

The Andersons, Inc. | 2021 Form 10-K | 68

Employee Share Purchase Plan (the “ESP Plan”)
The Company's 2019 ESP Plan is authorized to issue up to 230 thousand common shares. The ESP Plan allows employees to purchase common shares through payroll withholdings. The Company has approximately 120 thousand common shares remaining available for issuance to and purchase by employees under this plan. The ESP Plan also contains an option component. The purchase price per share under the ESP Plan is the lower of the market price at the beginning or end of the year. The Company records a liability for withholdings not yet applied towards the purchase of common stock. This liability is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

	Year ended December 31,
	2021	2020	2019
Risk free interest rate	0.10%	1.59%	1.59%
Dividend yield	2.86%	2.71%	2.27%
Volatility factor of the expected market price of the common shares	72%	36%	36%
Expected life for the options (in years)	1.0	1.0	1.0

16. Discontinued Operations

On August 16, 2021, the Company entered into a definitive agreement under which the Company sold the assets of the Company’s Rail Leasing business for a cash purchase price of approximately $543.1 million which resulted in a loss of $1.5 million. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remaining pieces of the Rail Leasing business and the Rail Repair business.

	Year ended December 31,
(in thousands)	2021	2020	2019
Sales and merchandising revenues	$116,787	$143,816	$166,938
Cost of sales and merchandising revenues	88,393	105,091	109,813
Gross profit	28,394	38,725	57,125
Operating, administrative and general expenses	12,350	21,512	27,132
Asset impairment	626	—	—
Interest expense, net	8,783	17,491	16,486
Other income, net:	1,020	2,885	1,583
Income from discontinued operations before income taxes	7,655	2,607	15,090
Income tax provision	3,331	651	3,906
Income from discontinued operations, net of income taxes	$4,324	$1,956	$11,184

The Andersons, Inc. | 2021 Form 10-K | 69

The following table summarizes the assets and liabilities which are classified as held-for-sale in the Consolidated Balance Sheets as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Assets
Current assets:
Accounts receivable, net	$12,643	$18,508
Inventories	6,739	7,627
Other current assets	1,503	6,524
Current assets held-for-sale	20,885	32,659
Other assets:
Rail assets leased to others, net	458	591,946
Property, plant and equipment, net	17,280	18,868
Goodwill	4,167	4,167
Other intangible assets, net	24	2,855
Right of use assets, net	20,999	22,644
Other assets, net	241	2,994
Non-current assets held-for-sale	43,169	643,474
Total assets held-for-sale	$64,054	$676,133
Liabilities
Current liabilities:
Trade and other payables	$2,546	$2,874
Customer prepayments and deferred revenue	—	1,934
Current maturities of long-term debt	—	6,109
Current operating lease liability	4,672	6,988
Accrued expenses and other current liabilities	6,161	7,372
Current liabilities held-for-sale	13,379	25,277
Long-term lease liabilities	16,119	17,342
Long-term debt, less current maturities	—	30,087
Other long-term liabilities	—	667
Non-current liabilities held-for-sale	16,119	48,096
Total liabilities held-for-sale	$29,498	$73,373

The following table summarizes cash flow data relating to discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Depreciation and amortization	$21,760	$35,573	$34,122
Capital expenditures	(8,669)	(32,161)	(107,081)
Proceeds from sale of assets	19,150	10,077	18,090
Loss on sale of discontinued operations	1,491	—	—
Non-cash operating activities - gain on sale of railcars	(5,603)	(649)	(4,122)
Non-cash operating activities - fixed asset impairment	626	—	—
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	491	373

The Andersons, Inc. | 2021 Form 10-K | 70

17. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	Trade	Renewables	Plant Nutrient	Total
Balance at January 1, 2019	$1,171	$—	$686	$1,857
Acquisitions	126,610	2,726	—	129,336
Balance at December 31, 2019	127,781	2,726	686	131,193
Reorganization	(5,714)	5,714	—	—
Acquisitions	—	349	—	349
Balance at December 31, 2020	122,067	8,789	686	131,542
Disposals (a)	(2,200)	—	—	(2,200)
Balance at December 31, 2021	$119,867	$8,789	$686	$129,342

(a) Removal of allocated goodwill due to the sale of the grain asset location in Champaign, Illinois.

Goodwill for the Trade segment is $119.9 million as of December 31, 2021 which is net of prior years' accumulated impairment losses of $46.4 million. Goodwill for the Plant Nutrient segment is $0.7 million, net of accumulated impairment losses of $68.9 million as of December 31, 2021.

The Company had goodwill of approximately $129.3 million at December 31, 2021, which includes approximately $78.5 million related to the Company's Grain Storage and Merchandising ("GSM") reporting unit, approximately $41.3 million related to the Company's Food and Specialty Ingredients ("FSI") reporting unit, approximately $8.8 million related to the Company's Renewables reporting unit and approximately $0.7 million is related to the Lawn reporting unit.

Goodwill is tested for impairment annually as of October 1, or more frequently if impairment indicators arise. The Company uses a one-step quantitative approach that compares the business enterprise value ("BEV") of each reporting unit with its carrying value. The BEV was computed based on both an income approach (discounted cash flows) and a market approach. The income approach uses a reporting unit's estimated future cash flows, discounted at the weighted-average cost of capital ("WACC") of a hypothetical third-party buyer. The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting units and which captures the perceived risks and uncertainties associated with the reporting unit's cash flows. The cost of debt is the rate that a prudent investor would require to lend money to the reporting units on an after tax basis and is estimated based on a market-derived analysis of corporate bond yields. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting units being tested. The WACC applied in each reporting unit's last quantitative test ranged from 8.50% to 11.25%, which includes a company specific risk premium range from 2.0% to 4.0%. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units.

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

There can be no assurance that anticipated financial results will be achieved and the goodwill balances remain susceptible to future impairment charges. The goodwill related to the GSM and FSI reporting units are determined to have the greatest risk of future impairment charges given the difference (approximately 26% and 24%, respectively) between the BEV and carrying value of these reporting units as of the Company's annual impairment test date. The BEVs of the Company's other reporting units more substantially exceed their carrying values. If the Company's projected future cash flows were lower, or if the assumed weighted-average cost of capital were higher, the testing performed at year-end may have indicated an impairment of the goodwill related to one or more of the Company's reporting units. Any impairment charges that the Company may take in the future could be material to its Consolidated statements of operations and financial condition.

The Andersons, Inc. | 2021 Form 10-K | 71

No goodwill impairment charges were incurred in the years ended December 31, 2021, 2020 or 2019 as a result of our annual impairment testing.

The Company's other intangible assets are as follows:

				December 31,
				2021			2020
(in thousands)	Useful Life (in years)			Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Intangible asset class
Customer lists	3	to	10	$136,311	$58,047	$78,264	$131,032	$45,546	$85,486
Non-compete agreements	1	to	7	21,796	21,124	672	21,096	15,461	5,635
Supply agreement	10	to	10	8,721	7,450	1,271	9,060	6,988	2,072
Technology	10	to	10	13,400	8,878	4,522	13,400	7,538	5,862
Trademarks and patents	7	to	10	15,810	12,020	3,790	15,810	10,764	5,046
Software	2	to	10	89,956	61,920	28,036	88,844	53,461	35,383
Other	3	to	5	1,011	429	582	1,009	409	600
				$287,005	$169,868	$117,137	$280,251	$140,167	$140,084
Amortization expense for intangible assets was $30.3 million, $30.7 million and $33.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Expected future annual amortization expense for the assets above is as follows: 2022 -- $23.4 million; 2023 -- $22.8 million; 2024 -- $19.7 million; 2025 -- $13.5 million; and 2026 -- $11.5 million.

In 2019, the Company recorded impairment charges of $2.5 million for intangibles in the Trade segment related to a frac sand non-compete agreement. The Company also recorded a $2.2 million impairment charge for brand related intangibles within the Plant Nutrient segment.

18. Sale of Assets

During 2021, The Company sold its grain assets in Champaign, Illinois including working capital for $23.3 million which resulted in a $14.6 million gain recorded in Other income, net. The Company has collected $18.1 million of cash proceeds as of December 31, 2021, with the remaining $5.2 million to be collected upon the completion of property severances. The Company also sold its Rail Leasing business which is described in further detail in Note 16.

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

The Andersons, Inc. | 2021 Form 10-K | 72

19. Earnings Per Share

(in thousands except per common share data)	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) from continuing operations	$131,542	$(16,171)	$3,876
Net income (loss) attributable to noncontrolling interests(a)	31,880	(21,925)	(3,247)
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$99,662	$5,754	$7,123

Income from discontinued operations, net of income taxes	$4,324	$1,956	$11,184

Denominator:
Weighted-average shares outstanding – basic	33,279	32,924	32,570
Effect of dilutive awards	576	265	526
Weighted-average shares outstanding – diluted	33,855	33,189	33,096

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$2.99	$0.17	$0.22
Discontinued operations	0.13	0.06	0.34
	$3.12	$0.23	$0.56
Diluted earnings:
Continuing operations	$2.94	$0.17	$0.22
Discontinued operations	0.13	0.06	0.33
	$3.07	$0.23	$0.55
(a) All net income (loss) attributable to noncontrolling interests is within the continuing operations of the Company.

There were 25 thousand, 294 thousand and 88 thousand antidilutive share-based awards outstanding for the years ended December 31, 2021, 2020 and 2019, respectively.

The Andersons, Inc. | 2021 Form 10-K | 73

20. Quarterly Consolidated Financial Information (Unaudited)

As a result of the agreement to sell the Company's Rail Leasing business and announcing the intent to sell the Rail Repair business, the results of the former Rail segment are reported separately as discontinued operations in our Consolidated statements of operations for all periods presented. Prior to presentation of Rail as a discontinued operation, Rail was a stand-alone segment. All periods presented have been retrospectively adjusted to reflect this change.

The following is a summary of the unaudited quarterly results of operations for 2021 and 2020:

	Three Months Ended
(in thousands, except for per common share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Sales and merchandising revenues	$2,594,719	$3,235,805	$2,998,824	$3,782,702
Income (loss) before income taxes from continuing operations	14,116	53,701	16,317	76,636
Net income (loss) from continuing operations	9,755	44,024	12,290	65,473
Net income (loss)	13,262	46,124	14,136	62,344
Net income attributable to The Andersons, Inc.	15,107	43,499	15,738	29,642
Income (loss) from continuing operations per share:
Basic	0.35	1.24	0.42	0.98
Diluted	0.35	1.23	0.41	0.95

	Three Months Ended
(in thousands, except for per common share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Sales and merchandising revenues	$1,815,993	$1,854,738	$1,885,586	$2,508,303
Income (loss) before income taxes from continuing operations	(53,582)	5,226	(2,360)	23,635
Net income (loss) from continuing operations	(44,166)	10,290	1,788	15,917
Net income (loss)	(51,111)	20,032	2,215	14,649
Net income attributable to The Andersons, Inc.	(37,662)	30,439	(1,058)	15,991
Income (loss) from continuing operations per share:
Basic	(0.94)	0.63	(0.05)	0.52
Diluted	(0.95)	0.63	(0.05)	0.52

Net income (loss) per share is computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total net income per share reported for the year.

The Andersons, Inc. | 2021 Form 10-K | 74

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included below.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.
The Andersons, Inc. | 2021 Form 10-K | 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Andersons, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Andersons, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 24, 2022

The Andersons, Inc. | 2021 Form 10-K | 76

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

The Andersons, Inc. | 2021 Form 10-K | 77

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the headings "Election of Directors," “Corporate Governance,” and “Executive Officers” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the caption “Executive Compensation” and "Compensation and Leadership Development Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Share Ownership” and “Equity Plans” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Corporate Governance" and “Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information set forth under “Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

The Andersons, Inc. | 2021 Form 10-K | 78

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

(b) Exhibit Listing

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date

3.1	Articles of Incorporation.	10-K	3.1	December 31, 2019

3.2	Code of Regulations of The Andersons, Inc.	S-4/A	Annex B	May 19, 1995

4.1	Specimen Common Share Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 033-58963).	S-4/A	4.1	May 19, 1995

4.2**	Description of Securities of the Registrant

10.01	Cargill Lease and Sublease dated June 1, 2008.	10-K	10.11	December 31, 2018

10.02	First Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	10-K	10.58	December 31, 2013

10.03	Second Amendment to Lease and Sublease between Cargill, Incorporated and The Andersons, Inc.	8-K	10.2	June 28, 2018

10.04	Marketing Agreement between The Andersons, Inc. and Cargill, Incorporated	8-K	10.1	June 28, 2018

10.05*	2004 Employee Share Purchase Plan Restated and Amended January 2019	DEF 14A	Appendix B	March 19, 2019

10.06	The Andersons, Inc. 2014 Long-Term Incentive Compensation Plan effective May 2, 2014.	DEF 14A	Appendix C	March 12, 2014

10.07*	The Andersons, Inc. 2019 Long-Term Incentive Compensation Plan	DEF 14A	Appendix C	March 19, 2019

10.08*	Employment Agreement between The Andersons, Inc. and Patrick E. Bowe	10-Q	10	September 30, 2015

10.09*	The Andersons, Inc. Lansing Acquisition 2018 Inducement and Retention Plan dated December 21, 2018	S-8	4	December 21, 2018

10.10*	Inducement and Retention Restricted Stock Award Agreement	S-8	10.1	December 21, 2018

10.11*	Form of Performance Share Unit Agreement - Total Shareholder Return	10-Q	10.3	March 31, 2019

10.12*	Form of Restricted Share Award	10-Q	10.4	March 31, 2019

10.13*	Form of Performance Share Unit Agreement - Earnings Per Share	10-Q	10.1	June 30, 2019

The Andersons, Inc. | 2021 Form 10-K | 79

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
10.14*	Form of Restricted Share Award - Non-Employee Directors Agreement	10-Q	10.2	June 30, 2019

10.15	Credit Agreement, dated January 11, 2019, between The Andersons, Inc., as borrower, and several banks with U.S. Bank National Association acting as Lead Agent.	8-K	10.1	January 14, 2019

10.16	Amendment No. 1 to Credit Agreement	10-Q	10.1	September 30, 2020

10.17	Amendment No. 2 to Credit Agreement	8-K	10.1	February 5, 2021

10.18	Amendment No. 3 to Credit Agreement	8-K	10.1	May 6, 2021

10.19**	Amendment No. 4 to Credit Agreement

10.20	CREDIT AGREEMENT by and among THE ANDERSONS MARATHON HOLDINGS LLC, as Borrower, THE GUARANTORS PARTY HERETO, THE LENDERS PARTY HERETO and COBANK, ACB, as Administrative Agent COBANK, ACB and FARM CREDIT MID-AMERICA, PCA, as Joint Lead Arrangers and Bookrunners dated October 1, 2019.	8-K	10.2	October 3, 2019

10.21	First Amendment to Credit Agreement between THE ANDERSONS MARATHON HOLDINGS LLC and COBANK, ACB.	8-K	10.1	December 17, 2019

10.22	Second Amendment to Credit Agreement	10-Q	10.2	June 30, 2020

10.23	Third Amendment to Credit Agreement	10-Q	10.1	June 30, 2021

10.24	LOAN AGREEMENT between METLIFE REAL ESTATE LENDING LLC, a Delaware limited liability company, as Lender and THE ANDERSONS, INC., an Ohio corporation, as Borrower, FIRST MORTGAGE LOAN in the amount of $105,000,000.00 dated as of November 14, 2019. (Schedules within the Loan Agreement have been omitted and can be furnished to the SEC upon request.)	8-K	10.1	November 18, 2019

10.25	First Amendment to Loan Agreement	10-Q	10.1	June 30, 2020

10.26	Second Amended and Restated Loan Agreement by and between SCOTIABANK ASSET FINANCE, a division of The Bank of Nova Scotia as Administrative Agent and THE LENDERS THAT ARE SIGNATORIES HERETO as Lenders and THE ANDERSONS CANADA LIMITED as Borrower	8-K	10.1	December 28, 2021

21.1**	Consolidated Subsidiaries of The Andersons, Inc.

23.1**	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

31.1**	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a).

31.2**	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a).

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350.

95.1**	Mine Safety Disclosure

The Andersons, Inc. | 2021 Form 10-K | 80

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date
101**	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104**	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

The Andersons, Inc. | 2021 Form 10-K | 81

 Item 16. Form 10-K Summary

Not applicable

The Andersons, Inc. | 2021 Form 10-K | 82

THE ANDERSONS, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts receivable
2021	$9,255	$(190)	$—	$(2,154)	$6,911
2020	6,338	4,163	—	(1,246)	9,255
2019	5,600	1,615	—	(877)	6,338
(1) Uncollectible accounts written off, net of recoveries and adjustments to estimates for the allowance for doubtful accounts receivable accounts.

The Andersons, Inc. | 2021 Form 10-K | 83

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ANDERSONS, INC.

Date: February 24, 2022	/s/ Patrick E. Bowe
Patrick E. Bowe
Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date	Signature	Title	Date
/s/ Patrick E. Bowe	Chief Executive Officer	2/24/2022	/s/ Stephen F. Dowdle	Director	2/24/2022
Patrick E. Bowe	(Principal Executive Officer)		Stephen F. Dowdle

/s/ Brian A. Valentine	Executive Vice President and Chief Financial Officer	2/24/2022	/s/ Pamela S. Hershberger	Director	2/24/2022
Brian A. Valentine	(Principal Financial Officer)		Pamela S. Hershberger

/s/ Michael T. Hoelter	Vice President, Corporate Controller & Investor Relations	2/24/2022	/s/ Catherine M. Kilbane	Director	2/24/2022
Michael T. Hoelter	(Principal Accounting Officer)		Catherine M. Kilbane

/s/ Michael J. Anderson, Sr.	Chairman	2/24/2022	/s/ Robert J. King, Jr.	Director	2/24/2022
Michael J. Anderson, Sr.			Robert J. King, Jr.

/s/ Gerard M. Anderson	Director	2/24/2022	/s/ Ross W. Manire	Director	2/24/2022
Gerard M. Anderson			Ross W. Manire

/s/ Gary A. Douglas	Director	2/24/2022	/s/ John T. Stout, Jr.	Director	2/24/2022
Gary A. Douglas			John T. Stout, Jr.

The Andersons, Inc. | 2021 Form 10-K | 84