Form 10-Q
period 2022-03-31
Andersons, Inc.
filed 2022-05-05
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2022

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

The registrant had 33,829,984 common shares outstanding at April 22, 2022.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2022	2021
Sales and merchandising revenues	$3,977,954	$2,594,719
Cost of sales and merchandising revenues	3,858,419	2,481,278
Gross profit	119,535	113,441
Operating, administrative and general expenses	101,987	96,998
Interest expense, net	10,859	9,989
Other income, net:
Equity in earnings (losses) of affiliates, net	(244)	1,794
Other income, net	4,162	5,868
Income before income taxes from continuing operations	10,607	14,116
Income tax provision from continuing operations	4,103	4,361
Net income from continuing operations	6,504	9,755
Income (loss) from discontinued operations, net of income taxes	(554)	3,507
Net income	5,950	13,262
Net income (loss) attributable to noncontrolling interests	447	(1,845)
Net income attributable to The Andersons, Inc.	$5,503	$15,107

Average number of shares outstanding - basic	33,738	33,188
Average number of share outstanding - diluted	34,279	33,577

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$0.18	$0.35
Discontinued operations	(0.02)	0.11
	$0.16	$0.46
Diluted earnings (loss):
Continuing operations	$0.18	$0.35
Discontinued operations	(0.02)	0.10
	$0.16	$0.45
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2022 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
Net income	$5,950	$13,262
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(159)	(103)
Foreign currency translation adjustments	98	1,224
Cash flow hedge activity	12,422	9,741
Other comprehensive income	12,361	10,862
Comprehensive income	18,311	24,124
Comprehensive income (loss) attributable to the noncontrolling interests	447	(1,845)
Comprehensive income attributable to The Andersons, Inc.	$17,864	$25,969
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2022 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,381	$216,444	$35,393
Accounts receivable, net	1,050,259	835,180	677,118
Inventories (Note 2)	1,950,303	1,814,538	1,287,637
Commodity derivative assets – current (Note 5)	769,916	410,813	317,939
Current assets held-for-sale (Note 14)	20,255	20,885	37,136
Other current assets	113,589	74,468	81,666
Total current assets	3,940,703	3,372,328	2,436,889
Other assets:
Goodwill	129,342	129,342	131,542
Other intangible assets, net	111,055	117,137	133,198
Right of use assets, net	51,821	52,146	34,966
Other assets held-for-sale (Note 14)	45,264	43,169	629,228
Other assets, net	92,506	69,068	60,964
Total other assets	429,988	410,862	989,898
Property, plant and equipment, net (Note 3)	772,245	786,029	839,950
Total assets	$5,142,936	$4,569,219	$4,266,737
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$1,449,768	$501,792	$915,205
Trade and other payables	741,124	1,199,324	534,660
Customer prepayments and deferred revenue	384,723	358,119	161,696
Commodity derivative liabilities – current (Note 5)	216,836	128,911	91,448
Current maturities of long-term debt (Note 4)	54,158	32,256	42,824
Current liabilities held-for-sale (Note 14)	10,200	13,379	26,362
Accrued expenses and other current liabilities	205,958	230,148	145,921
Total current liabilities	3,062,767	2,463,929	1,918,116
Long-term lease liabilities	31,419	31,322	21,210
Long-term debt, less current maturities (Note 4)	571,181	600,487	877,583
Deferred income taxes	68,437	71,127	173,481
Other long-term liabilities held-for-sale (Note 14)	14,738	16,119	45,172
Other long-term liabilities	77,173	78,531	48,624
Total liabilities	3,825,715	3,261,515	3,084,186
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 34,064, 33,870 and 33,786 shares issued at 3/31/2022, 12/31/2021 and 3/31/2021, respectively)	142	140	140
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	375,794	368,595	355,961
Treasury shares, at cost (61, 11 and 123 shares at 3/31/2022, 12/31/2021 and 3/31/2021, respectively)	(2,265)	(263)	(2,872)
Accumulated other comprehensive income (loss)	13,555	1,194	(1,214)
Retained earnings	701,799	702,759	631,652
Total shareholders’ equity of The Andersons, Inc.	1,089,025	1,072,425	983,667
Noncontrolling interests	228,196	235,279	198,884
Total equity	1,317,221	1,307,704	1,182,551
Total liabilities and equity	$5,142,936	$4,569,219	$4,266,737
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2022 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2022	2021
Operating Activities
Net income from continuing operations	$6,504	$9,755
Income (loss) from discontinued operations, net of income taxes	(554)	3,507
Net income	5,950	13,262
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	34,377	47,504
Bad debt expense, net	1,255	(1,686)
Equity in (earnings) losses of affiliates, net of dividends	244	(1,794)
Gain on sales of assets, net	(81)	(2,635)
Stock-based compensation expense	1,818	1,990
Deferred federal income tax	(6,947)	(2)
Other	2,885	4,579
Changes in operating assets and liabilities:
Accounts receivable	(215,012)	(33,476)
Inventories	(136,820)	5,007
Commodity derivatives	(277,761)	(53,295)
Other current and non-current assets	(38,810)	16,740
Payables and other current and non-current liabilities	(446,096)	(441,921)
Net cash used in operating activities	(1,074,998)	(445,727)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(20,722)	(16,919)
Proceeds from sale of assets	72	385
Purchases of investments	(1,333)	(2,800)
Purchases of Rail assets	(3,186)	(2,611)
Proceeds from sale of Rail assets	248	5,383
Other	—	832
Net cash used in investing activities	(24,921)	(15,730)
Financing Activities
Net receipts under short-term lines of credit	796,209	260,160
Proceeds from issuance of short-term debt	350,000	250,000
Payments of short-term debt	(200,000)	—
Proceeds from issuance of long-term debt	—	89,700
Payments of long-term debt	(7,566)	(125,884)
Contributions from noncontrolling interest owner	2,450	1,960
Distributions to noncontrolling interest owner	(9,980)	—
Payments of debt issuance costs	(7,310)	(1,225)
Dividends paid	(6,144)	(5,839)
Proceeds from exercises of stock options	5,024	—
Other	(2,926)	(1,110)
Net cash provided by financing activities	919,757	467,762
Effect of exchange rates on cash and cash equivalents	99	(35)
Increase (decrease) in cash and cash equivalents	(180,063)	6,270
Cash and cash equivalents at beginning of period	216,444	29,123
Cash and cash equivalents at end of period	$36,381	$35,393
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2022 Form 10-Q | 4

    The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income (loss)					15,107	(1,845)	13,262
Other comprehensive income				9,418			9,418
Amounts reclassified from Accumulated other comprehensive income				1,444			1,444
Cash received from noncontrolling interests, net						1,960	1,960
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (86 shares)	2	7,247	(2,154)		(3,480)		1,615
Dividends declared ($0.175 per common share)					(5,808)		(5,808)
Restricted share award dividend equivalents			248		(248)		—
Balance at March 31, 2021	$140	$355,961	$(2,872)	$(1,214)	$631,652	$198,884	$1,182,551

Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					5,503	447	5,950
Other comprehensive income				10,822			10,822
Amounts reclassified from Accumulated other comprehensive income				1,539			1,539
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (59 shares)	2	7,145	(2,322)				4,825
Dividends declared ($0.180 per common share)					(6,089)		(6,089)
Restricted share award dividend equivalents		54	320		(374)		—
Balance at March 31, 2022	$142	$375,794	$(2,265)	$13,555	$701,799	$228,196	$1,317,221
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2022 Form 10-Q | 5

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

During the third quarter of 2021, substantially all of the assets and liabilities of the Rail business were classified as held-for-sale in the accompanying Condensed Consolidated Balance Sheets. As discussed further in Note 14, the Company executed a definitive agreement to sell the Rail Leasing business. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remainder of the Rail business, which primarily consisted of the Rail Repair business. These transactions effectively constitute the entirety of what has historically been included in the Rail reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Throughout this Quarterly Report on Form 10-Q, with the exception of the Condensed Consolidated Statements of Cash Flows and unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

Certain reclassifications have been made to the prior year financial statements to conform to current year classifications. The reclassification relates to the Condensed Consolidated Balance Sheet presentation of assets and liabilities as held-for-sale and Condensed Consolidated Statements of Operations presentation of results classified as discontinued operations in relation to the Rail business transactions noted above.

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2021 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2021 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The Andersons, Inc. | Q1 2022 Form 10-Q | 6

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

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Grain and other agricultural products (a)	$1,435,763	$1,427,708	$971,914
Propane and frac sand (a)	17,529	23,780	8,388
Ethanol and co-products (a)	193,303	184,354	136,234
Plant nutrients and cob products	303,708	178,696	171,101
Total Inventories	$1,950,303	$1,814,538	$1,287,637
(a) Includes RMI of $1,413.5 million, $1,410.9 million and $942.4 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

Inventories do not include 1.0 million, 3.0 million and 1.6 million bushels of grain held in storage for others as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Land	$39,183	$39,162	$39,357
Land improvements and leasehold improvements	91,061	91,122	92,656
Buildings and storage facilities	369,850	368,577	379,245
Machinery and equipment	946,352	936,476	912,372
Construction in progress	23,512	20,676	16,108
	1,469,958	1,456,013	1,439,738
Less: accumulated depreciation	697,713	669,984	599,788
Property, plant and equipment, net	$772,245	$786,029	$839,950

Depreciation expense on property, plant and equipment used in continuing operations was $28.3 million and $31.1 million for the three months ended March 31, 2022 and 2021, respectively.

The Andersons, Inc. | Q1 2022 Form 10-Q | 7

4. Debt

Short-term and long-term debt at March 31, 2022, December 31, 2021 and March 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Short-term debt – non-recourse	$148,216	$65,485	$140,730
Short-term debt – recourse	1,301,552	436,307	774,475
Total short-term debt	$1,449,768	$501,792	$915,205

Current maturities of long-term debt – non-recourse	$7,959	$7,601	$118
Current maturities of long-term debt – recourse	46,199	24,655	42,706
Total current maturities of long-term debt	$54,158	$32,256	$42,824

Long-term debt, less: current maturities – non-recourse	$62,675	$64,972	$126,772
Long-term debt, less: current maturities – recourse	508,506	535,515	750,811
Total long-term debt, less: current maturities	$571,181	$600,487	$877,583

On March 2, 2022, the Company completed an incremental term loan amendment to its credit agreement dated January 11, 2019. The amendment provides for a short-term note of $250.0 million in which the entire stated principal is due on May 31, 2022. On March 9, 2022, the Company completed an additional term loan amendment that expanded the short-term note capacity from $250.0 million to $450.0 million. The term note will bear interest at variable rates, which are based on SOFR plus an applicable spread. As of March 31, 2022, the Company had drawn $350.0 million on the short-term note.

On March 28, 2022, the Company amended its credit agreement dated January 11, 2019. The amendment increased borrowing capacity on the revolver from $900.0 million to $1,550.0 million and extended the maturity dates of the $140.6 million and $209.4 million long-term notes originally due in 2026 to March 26, 2027 and March 28, 2029, respectively. The amendment also transitions the reference rate in the credit agreement from LIBOR to SOFR. The revolver and term notes will bear interest at variable rates, which are based on SOFR plus an applicable spread.

As of March 31, 2022, the Company repaid the remaining $200.0 million balance that was outstanding as of December 31, 2021 on a short-term note that was classified as recourse debt to the Company.

The total borrowing capacity of the Company's lines of credit at March 31, 2022 was $2,031.4 million of which the Company had a total of $907.3 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of March 31, 2022, December 31, 2021 and March 31, 2021, the estimated fair value of long-term debt, including the current portion, was $633.9 million, $650.7 million and $940.7 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Company is in compliance with all financial covenants as of March 31, 2022.

The Andersons, Inc. | Q1 2022 Form 10-Q | 8

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

The following table presents at March 31, 2022, December 31, 2021 and March 31, 2021, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Cash collateral paid	$409,743	$165,250	$95,533
Fair value of derivatives	(144,937)	(36,843)	(76,388)
Net derivative asset position	$264,806	$128,407	$19,145

The Andersons, Inc. | Q1 2022 Form 10-Q | 9

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	March 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$637,947	$15,860	$34,798	$1,264	$689,869
Commodity derivative liabilities	(276,874)	(848)	(252,534)	(5,759)	(536,015)
Cash collateral paid	408,843	—	900	—	409,743
Balance sheet line item totals	$769,916	$15,012	$(216,836)	$(4,495)	$563,597

	December 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$339,321	$4,677	$23,762	$1,209	$368,969
Commodity derivative liabilities	(93,758)	(105)	(152,673)	(2,578)	(249,114)
Cash collateral paid	165,250	—	—	—	165,250
Balance sheet line item totals	$410,813	$4,572	$(128,911)	$(1,369)	$285,105

	March 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$357,802	$6,762	$20,752	$16	$385,332
Commodity derivative liabilities	(123,480)	(925)	(124,116)	(1,029)	(249,550)
Cash collateral paid	83,617	—	11,916	—	95,533
Balance sheet line item totals	$317,939	$5,837	$(91,448)	$(1,013)	$231,315

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$33,998	$166,985

The Andersons, Inc. | Q1 2022 Form 10-Q | 10

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2022, December 31, 2021 and March 31, 2021:

	March 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	722,719	—	—
Soybeans	133,043	—	—
Wheat	102,690	—	—
Oats	45,967	—	—
Ethanol	—	214,513	—
Dried distillers grain	—	—	435
Soybean meal	—	—	550
Other	8,697	24,565	3,078
Subtotal	1,013,116	239,078	4,063
Exchange traded:
Corn	267,135	—	—
Soybeans	86,410	—	—
Wheat	78,500	—	—
Oats	1,815	—	—
Ethanol	—	47,082	—
Propane	—	13,356	—
Other	110	1,470	547
Subtotal	433,970	61,908	547
Total	1,447,086	300,986	4,610

	December 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	685,681	—	—
Soybeans	77,592	—	—
Wheat	109,547	—	—
Oats	31,627	—	—
Ethanol	—	192,447	—
Dried distillers grain	—	—	507
Soybean meal	—	—	544
Other	57,268	16,092	1,854
Subtotal	961,715	208,539	2,905
Exchange traded:
Corn	226,215	—	—
Soybeans	64,730	—	—
Wheat	65,020	—	—
Oats	1,300	—	—
Ethanol	—	100,884	—
Propane	—	31,542	—
Other	75	798	353
Subtotal	357,340	133,224	353
Total	1,319,055	341,763	3,258

The Andersons, Inc. | Q1 2022 Form 10-Q | 11

	March 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	745,248	—	—
Soybeans	64,698	—	—
Wheat	110,930	—	—
Oats	48,066	—	—
Ethanol	—	200,232	—
Dried distillers grain	—	—	409
Soybean meal	—	—	383
Other	4,645	1,834	1,103
Subtotal	973,587	202,066	1,895
Exchange traded:
Corn	262,920	—	—
Soybeans	62,020	—	—
Wheat	76,164	—	—
Oats	310	—	—
Ethanol	—	96,978	—
Propane	—	12,894	—
Other	—	423	265
Subtotal	401,414	110,295	265
Total	1,375,001	312,361	2,160

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

The Andersons, Inc. | Q1 2022 Form 10-Q | 12

At March 31, 2022, December 31, 2021 and March 31, 2021, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$—	$(174)	$(300)
Interest rate contracts included in Other long-term liabilities	—	—	(364)
Foreign currency contracts included in Other current (liabilities) assets	1,330	(1,069)	2,107
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$805	$—	$—
Interest rate contracts included in Other assets	10,223	4,574	6,622
Interest rate contracts included in Accrued expenses and other current liabilities	(1,596)	(5,206)	(6,773)
Interest rate contracts included in Other long-term liabilities	—	(6,555)	(11,959)
The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest expense, net	$9	$354
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$16,540	$(12,947)
Interest rate derivative gains (losses) included in Interest expense, net	(1,443)	(1,618)

Outstanding interest rate derivatives, as of March 31, 2022, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2017	2022	$20.0	Interest rate component of debt - accounted for as a hedge	1.8%
Swap	2018	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%

The Andersons, Inc. | Q1 2022 Form 10-Q | 13

6. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of Accounting Standard Codification ("ASC") 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between the two standards are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Revenues under ASC 606	$677,856	$487,094
Revenues under ASC 815	3,300,098	2,107,625
Total revenues	$3,977,954	$2,594,719

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line for the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$93,268	$93,268
Primary nutrients	—	—	89,882	89,882
Products and co-products	107,871	232,694	—	340,565
Propane and frac sand	119,792	—	—	119,792
Other	6,242	1,215	26,892	34,349
Total	$233,905	$233,909	$210,042	$677,856

	Three months ended March 31, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$76,806	$76,806
Primary nutrients	—	—	71,659	71,659
Products and co-products	71,988	145,644	—	217,632
Propane and frac sand	92,065	—	—	92,065
Other	4,386	3,759	20,787	28,932
Total	$168,439	$149,403	$169,252	$487,094

Substantially all of the Company's revenues accounted for under ASC 606 during the three months ended March 31, 2022 and 2021, respectively, are recorded at a point in time instead of over time.

Contract balances

The balances of the Company’s contract liabilities were $185.5 million and $100.8 million as of March 31, 2022 and December 31, 2021, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up at year-end and through the first quarter in preparation for the spring application season.

The Andersons, Inc. | Q1 2022 Form 10-Q | 14

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

For the three months ended March 31, 2022, the Company recorded income tax expense from continuing operations of $4.1 million. The Company's effective tax rate was 38.7% on income before taxes from continuing operations of $10.6 million. The difference between the 38.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of certain discrete derivatives and hedging activities, state and local income taxes, and nondeductible compensation offset by the effect of non-controlling interest and Federal Research and Development Credits.

For the three months ended March 31, 2021, the Company recorded income tax expense from continuing operations of $4.4 million. The Company's effective tax rate was 30.9% on income before taxes from continuing operations of $14.1 million. The difference between the 30.9% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of state and local income taxes, U.S. income taxes on foreign earnings, and nondeductible compensation.

The Andersons, Inc. | Q1 2022 Form 10-Q | 15

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) ("AOCI") attributable to the Company for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Currency Translation Adjustment
Beginning balance	$5,631	$5,739
Other comprehensive income (loss) before reclassifications	98	1,224
Tax effect	—	—
Other comprehensive income (loss), net of tax	98	1,224
Ending balance	$5,729	$6,963
Hedging Adjustment
Beginning balance	$(5,335)	$(18,106)
Other comprehensive income (loss) before reclassifications	10,712	8,126
Amounts reclassified from AOCI (a)	2,279	2,153
Tax effect	(569)	(538)
Other comprehensive income (loss), net of tax	12,422	9,741
Ending balance	$7,087	$(8,365)
Pension and Other Postretirement Adjustment
Beginning balance	$640	$33
Other comprehensive income (loss) before reclassifications	12	68
Amounts reclassified from AOCI (b)	(228)	(228)
Tax effect	57	57
Other comprehensive income (loss), net of tax	(159)	(103)
Ending balance	$481	$(70)
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending balance	$258	$258

Total AOCI Ending Balance	$13,555	$(1,214)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q1 2022 Form 10-Q | 16

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended March 31,
	2022	2021
Numerator:
Net income from continuing operations	$6,504	$9,755
Net income (loss) attributable to noncontrolling interests(a)	447	(1,845)
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$6,057	$11,600

Income (loss) from discontinued operations, net of income taxes	$(554)	$3,507

Denominator:
Weighted average shares outstanding – basic	33,738	33,188
Effect of dilutive awards	541	389
Weighted average shares outstanding – diluted	34,279	33,577

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$0.18	$0.35
Discontinued operations	(0.02)	0.11
	$0.16	$0.46
Diluted earnings (loss):
Continuing operations	$0.18	$0.35
Discontinued operations	(0.02)	0.10
	$0.16	$0.45
(a) All net income (loss) attributable to noncontrolling interests is within continuing operations of the Company.

The Andersons, Inc. | Q1 2022 Form 10-Q | 17

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2022, December 31, 2021 and March 31, 2021:

(in thousands)	March 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$264,806	$298,791	$—	$563,597
Provisionally priced contracts (b)	47,505	(42,698)	—	4,807
Convertible preferred securities (c)	—	—	15,905	15,905
Other assets and liabilities (d)	4,677	9,432	—	14,109
Total	$316,988	$265,525	$15,905	$598,418

(in thousands)	December 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$128,407	$156,698	$—	$285,105
Provisionally priced contracts (b)	43,944	(89,797)	—	(45,853)
Convertible preferred securities (c)	—	—	11,618	11,618
Other assets and liabilities (d)	2,784	(7,361)	—	(4,577)
Total	$175,135	$59,540	$11,618	$246,293

(in thousands)	March 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$19,145	$212,170	$—	$231,315
Provisionally priced contracts (b)	14,231	(31,602)	—	(17,371)
Convertible preferred securities (c)	—	—	11,649	11,649
Other assets and liabilities (d)	6,147	(12,774)	—	(6,627)
Total	$39,523	$167,794	$11,649	$218,966
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

The Andersons, Inc. | Q1 2022 Form 10-Q | 18

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2022	2021
Assets at January 1,	$11,618	$8,849
Additional investments	3,883	2,800
Gains included in Other income, net	404	—
Assets at March 31,	$15,905	$11,649

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2022, December 31, 2021 and March 31, 2021:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,905	$11,618	$11,649	Implied based on market prices	N/A	N/A
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

There were no non-recurring fair value measurements as of March 31, 2022 or March 31, 2021.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | Q1 2022 Form 10-Q | 19

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholders of the Company's Renewables operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Sales revenues	$86,149	$66,646
Purchases of product and capital assets	26,427	11,674

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Accounts receivable	$18,539	$9,984	$11,844
Accounts payable	3,371	6,034	2,850

The Andersons, Inc. | Q1 2022 Form 10-Q | 20

12. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces ethanol and co-products through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Plant Nutrient business manufactures and distributes agricultural inputs, primarily fertilizer, to dealers and farmers, along with turf care and corncob-based products. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments. See Note 14 for details of the divestiture of the Rail segment.

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

	Three months ended March 31,
(in thousands)	2022	2021
Revenues from external customers
Trade	$3,084,681	$1,982,508
Renewables	683,231	442,959
Plant Nutrient	210,042	169,252
Total	$3,977,954	$2,594,719

	Three months ended March 31,
(in thousands)	2022	2021
Income (loss) before income taxes from continuing operations
Trade	$3,669	$13,855
Renewables[1]	5,962	1,081
Plant Nutrient	10,743	8,523
Other	(9,767)	(9,343)
Income before income taxes from continuing operations	$10,607	$14,116
1 Includes income (loss) attributable to noncontrolling interests of $0.4 million and $(1.8) million for the Three months ended March 31, 2022 and 2021, respectively.

The Andersons, Inc. | Q1 2022 Form 10-Q | 21

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

The Andersons Marathon Holdings LLC ("TAMH") received a Pre-Filing Negotiation Offer from the United States Environmental Protection Agency ("U.S. EPA") regarding the ethanol facilities owned by TAMH. The Company owns 50.1% of TAMH, which is a consolidated subsidiary of the Company. The U.S. EPA is investigating alleged recordkeeping and reporting violations under the Emergency Planning and Community Right-to-Know Act. The Company is cooperating with the U.S. EPA. The Company does not believe that any loss from this matter would have a material impact on its operations or financial condition, although the Company is unable to predict what action might be taken in the future by the U.S. EPA regarding this matter.

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

Starting in the third quarter of 2021, substantially all of the assets and liabilities of our Rail business were classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets.

The Andersons, Inc. | Q1 2022 Form 10-Q | 22

The table below summarizes the results of the Rail Leasing business and the Rail Repair business for the three months ended March 31, 2022 and 2021 which are reflected in the Consolidated Statements of Operations as discontinued operations.

	Three months ended March 31,
(in thousands)	2022	2021
Sales and merchandising revenues	$13,115	$41,010
Cost of sales and merchandising revenues	11,071	31,739
Gross profit	2,044	9,271
Operating, administrative and general expenses	1,379	2,874
Interest expense, net	—	3,180
Other income, net:	73	1,674
Income from discontinued operations before income taxes	738	4,891
Income tax provision	1,292	1,384
Income from discontinued operations, net of income taxes	$(554)	$3,507

The following table summarizes the assets and liabilities which are classified as discontinued operations at March 31, 2022, December 31, 2021 and March 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets:
Accounts receivable, net	$11,424	$12,643	$22,607
Inventories	7,119	6,739	7,424
Other current assets	1,712	1,503	7,105
Current assets held-for-sale	20,255	20,885	37,136
Other assets:
Rail assets leased to others, net	3,574	458	580,599
Property, plant and equipment, net	17,375	17,280	18,319
Goodwill	4,167	4,167	4,167
Other intangible assets, net	—	24	2,412
Right of use assets, net	19,918	20,999	20,836
Other assets, net	230	241	2,895
Total non-current assets held-for-sale	45,264	43,169	629,228
Total assets held-for-sale	$65,519	$64,054	$666,364
Liabilities
Current liabilities:
Trade and other payables	$2,864	$2,546	$4,031
Customer prepayments and deferred revenue	—	—	2,239
Current maturities of long-term debt	—	—	7,113
Current operating lease liabilities	4,235	4,672	6,561
Accrued expenses and other current liabilities	3,101	6,161	6,418
Total current liabilities held-for-sale	10,200	13,379	26,362
Long-term lease liabilities	14,738	16,119	16,035
Long-term debt, less current maturities	—	—	29,137
Non-current liabilities held-for-sale	14,738	16,119	45,172
Total liabilities held-for-sale	$24,938	$29,498	$71,534

The Andersons, Inc. | Q1 2022 Form 10-Q | 23

The following table summarizes cash flow data relating to discontinued operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Depreciation and amortization	$—	$8,887
Capital expenditures	(3,284)	(2,913)
Proceeds from sale of assets	248	5,383
Non-cash operating activities - Gain on sale of railcars	—	(2,717)
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	(110)

15. Subsequent Events

On May 3, 2022, the Company entered into a definitive agreement to sell substantially all of the remaining assets and certain liabilities of the Company's Rail Repair business. The sale is expected to close later in 2022.

The Andersons, Inc. | Q1 2022 Form 10-Q | 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects on our business from the COVID-19 pandemic and the pace of recovery from the pandemic, economic and political conditions, globally and in the markets we serve including the ongoing economic impacts from the conflict in Ukraine, fluctuations in cost and availability of commodities, weather and agricultural conditions, governmental regulations, the effectiveness of our internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2021 Form 10-K and under Item 1A in this report. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2021 Form 10-K, have not materially changed through the first quarter of 2022.

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Renewables and Plant Nutrient. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure. Due to the Rail segment being presented as discontinued operations, the Company has excluded Rail from the following discussions of financial condition and results of operations.

The agricultural commodity-based business is one in which changes in selling prices generally move in relationship to changes in purchase prices. Therefore, increases or decreases in prices of the agricultural commodities that the business deals in will have a relatively equal impact on Sales and merchandising revenues and Cost of sales and merchandising revenues and a much less significant impact on Gross profit. As a result, changes in Sales and merchandising revenues between periods may not necessarily be indicative of the overall performance of the business and greater emphasis should be placed on changes in Gross profit.

Trade

The Trade segment’s first quarter results decreased from the prior year as grain futures prices rose sharply as the war in Ukraine continues to disrupt the agricultural commodity supply chain. The increases in futures prices resulted in significant domestic basis depreciation for the quarter, despite the strong performance in the Company's recently added international merchandising business. Additionally, good first quarter results in propane merchandising did not match the strong performance from the unseasonably frigid weather experienced by the central U.S. in the first quarter of the prior year.

Agricultural inventories on hand were 188.9 million and 124.9 million bushels at March 31, 2022 and March 31, 2021, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company owned or leased facilities, including temporary pile storage, was approximately 185 million bushels at March 31, 2022 compared to 202 million bushels at March 31, 2021.
The Andersons, Inc. | Q1 2022 Form 10-Q | 25

Capitalizing on the drop in grain basis values, Trade has accumulated a strong inventory and purchase book at good values as it looks ahead to the remainder of 2022. Planting outlook for the Eastern Grain Belt is expected to ramp up quickly, despite a slow start. Continued merchandising opportunities are expected through the remainder of the year as global stocks are not projected to recover even with an excellent harvest. Outlook for the grain elevator assets is improved with storage income earned on wheat inventory. Expected basis appreciation into harvest should drive improved elevation margins.

Renewables

The Renewables segment's first quarter income from operations increased from the prior year as margins improved across all ethanol plants and the strength in co-products continued. Also, the third-party trading of ethanol, feed ingredients and renewable feedstocks more than doubled the first quarter of the prior year. Partially offsetting these two factors was an unrealized mark-to-market adjustment of approximately $8.3 million.

Industry fundamentals are improving as we expect increased seasonal demand along with production declines during the spring maintenance season and increases in exports. Ethanol stocks remain high compared to last year's very low levels, but spot ethanol crush margins have improved heading into the second quarter.

Ethanol and related co-products volumes for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Ethanol (gallons shipped)	197,318	172,212
E-85 (gallons shipped)	6,715	7,890
Corn oil (pounds shipped)	110,321	47,947
DDG (tons shipped)*	501	442
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient segment's first quarter operating results increased from the prior period. Tons sold across all product lines were down period over period, however, the lower volumes were offset by significant margin increases. The most significant margin improvements came from the Specialty Liquids product lines and the low-salt starters in particular. While sales volumes for most agricultural fertilizers are depressed from the prior year and supplies remain tight, the Company believes our inventory is well positioned through the spring application season.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 447 thousand tons for dry nutrients and approximately 513 thousand tons for liquid nutrients at March 31, 2022, which is similar to the prior year.

Tons of product sold for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Ag Supply Chain	157	222
Specialty Liquids	92	100
Engineered Granules	107	157
Total tons	356	479

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
The Andersons, Inc. | Q1 2022 Form 10-Q | 26

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

The Andersons, Inc. | Q1 2022 Form 10-Q | 27

Operating Results

Comparison of the three months ended March 31, 2022 with the three months ended March 31, 2021 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$3,084,681	$683,231	$210,042	$—	$3,977,954
Cost of sales and merchandising revenues	3,017,062	668,040	173,317	—	3,858,419
Gross profit	67,619	15,191	36,725	—	119,535
Operating, administrative and general expenses	59,543	7,890	25,325	9,229	101,987
Interest expense (income), net	8,187	1,767	1,461	(556)	10,859
Equity in earnings (losses) of affiliates, net	(244)	—	—	—	(244)
Other income (expense), net	4,024	428	804	(1,094)	4,162
Income (loss) before income taxes from continuing operations	$3,669	$5,962	$10,743	$(9,767)	$10,607
Income (loss) before income taxes attributable to the noncontrolling interests	—	447	—	—	447
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$3,669	$5,515	$10,743	$(9,767)	$10,160

	Three months ended March 31, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$1,982,508	$442,959	$169,252	$—	$2,594,719
Cost of sales and merchandising revenues	1,909,951	434,476	136,851	—	2,481,278
Gross profit	72,557	8,483	32,401	—	113,441
Operating, administrative and general expenses	56,931	6,656	23,399	10,012	96,998
Interest expense (income), net	7,051	2,073	1,066	(201)	9,989
Equity in earnings (losses) of affiliates, net	1,794	—	—	—	1,794
Other income (expense), net	3,486	1,327	587	468	5,868
Income (loss) before income taxes from continuing operations	$13,855	$1,081	$8,523	$(9,343)	$14,116
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,845)	—	—	(1,845)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$13,855	$2,926	$8,523	$(9,343)	$15,961

Trade

Operating results for the Trade decreased by $10.2 million compared to the results of the same period last year. Sales and merchandising revenues increased by $1,102.2 million and Cost of sales and merchandising revenues increased by $1,107.1 million for a decreased gross profit impact of $4.9 million. Most of the increase to Sales and merchandising revenues and Cost of sales and merchandising revenues was a result of increased commodity prices from the prior year. The net decrease in Gross profit was driven by domestic corn and soybean basis depreciation from the increases in futures prices along with exceptional propane merchandising results from the unseasonably frigid weather experienced by the central U.S. in the first quarter of the prior year that did not recur in the current period.

Operating, administrative and general expenses increased by $2.6 million. The increase from the prior year is primarily related to higher labor costs as a result of new locations opened in the second half of 2021.

Interest expense increased by $1.1 million due to higher group borrowings on the Company's short-term line of credit compared to the prior year.
The Andersons, Inc. | Q1 2022 Form 10-Q | 28

Renewables

Operating results for Renewables increased by $2.6 million from the same period last year. Sales and merchandising revenues increased by $240.3 million and Cost of sales and merchandising revenues increased by $233.6 million compared to prior year. As a result, Gross profit increased by $6.7 million compared to prior year. The vast majority of the increase to Sales and merchandising revenues and Cost of sales and merchandising revenues is the result of increased commodity prices. The net increase to Gross profit in the current period results reflect improved Board crush margins across all ethanol plants, improved co-product values and strong merchandising margins. Partially offsetting the factors above was a mark-to-market adjustment of $8.3 million.

Operating, administrative and general expenses increased by $1.2 million primarily due to higher labor and utility costs from the prior year.

Plant Nutrient

Operating results for the Plant Nutrient segment increased by $2.2 million compared to the same period in the prior year. Sales and merchandising revenues increased $40.8 million and Cost of sales and merchandising revenues increased by $36.5 million resulting in increased Gross profit of $4.3 million. Both Sales and merchandising revenues and Cost of sales and merchandising revenues were higher due to higher fertilizer prices from the prior year. Gross profit improved year over year due to strong margins from well-positioned inventory in a tight supply market. The most significant margin improvements came from specialty liquids product lines, specifically low-salt starters.

Operating, administrative and general expenses increased by $1.9 million due to increased labor costs from the prior year.

Other

Operating results declined by $0.4 million from the same period last year. The decrease from the prior year was due to interest received on a tax refund as a result of the CARES Act that did not recur in current year.

Income Taxes

In the first quarter of 2022, the Company recorded income tax expense from continuing operations of $4.1 million. The Company's effective rate for 2022 was 38.7% on Income before income taxes from continuing operations of $10.6 million. The difference between the 38.7% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to primarily attributable to the tax impact of certain discrete derivatives and hedging activities, state and local income taxes, and nondeductible compensation offset by the effect of non-controlling interest and Federal Research and Development Credits.

In the first quarter of 2021, the Company recorded income tax expense from continuing operations of $4.4 million. The Company’s effective rate for 2021 was 30.9% on Income before income taxes from continuing operations of $14.1 million. The difference between the 30.9% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of state and local income taxes, U.S. income taxes on foreign earnings, and nondeductible compensation.

The Andersons, Inc. | Q1 2022 Form 10-Q | 29

Liquidity and Capital Resources

Working Capital
At March 31, 2022, the Company had working capital from continuing operations of $867.9 million, an increase of $359.9 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	March 31, 2022	March 31, 2021	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$36,381	$35,393	$988
Accounts receivable, net	1,050,259	677,118	373,141
Inventories	1,950,303	1,287,637	662,666
Commodity derivative assets – current	769,916	317,939	451,977
Other current assets	113,589	81,666	31,923
Total current assets from continuing operations	$3,920,448	$2,399,753	$1,520,695
Current Liabilities from Continuing Operations:
Short-term debt	1,449,768	915,205	534,563
Trade and other payables	741,124	534,660	206,464
Customer prepayments and deferred revenue	384,723	161,696	223,027
Commodity derivative liabilities – current	216,836	91,448	125,388
Current maturities of long-term debt	54,158	42,824	11,334
Accrued expenses and other current liabilities	205,958	145,921	60,037
Total current liabilities from continuing operations	$3,052,567	$1,891,754	$1,160,813
Working Capital from Continuing Operations	$867,881	$507,999	$359,882

Current assets from continuing operations as of March 31, 2022 increased $1,520.7 million in comparison to those as of March 31, 2021. This increase was noted in mainly accounts receivable, inventories and current commodity derivative assets. The increases in those accounts can largely be attributed to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business from the same period of the prior year.
Current liabilities from continuing operations increased $1,160.8 million across all financial statement line items when compared to the prior year. The increase in short-term debt is the result of higher working capital needs and driven by the significant increase in agricultural commodity prices from the prior year. The increase in trade and other payables, customer prepayments and deferred revenue, and current commodity derivative liabilities are also the result of increasing agricultural commodity prices.

Sources and Uses of Cash

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(1,074,998)	$(445,727)
Net cash used in investing activities	(24,921)	(15,730)
Net cash provided by financing activities	919,757	467,762

Operating Activities
Our operating activities used cash of $1,075.0 million and $445.7 million in the first three months of 2022 and 2021, respectively. The increase in cash used was primarily due to the increased working capital needs, as discussed above, driven by significant increases in agricultural commodity prices. When the changes in operating assets and liabilities are removed, cash provided by operating activities was lower than prior year due to the timing of tax refunds and credits, as well as the sale of the rail leasing business.

The Andersons, Inc. | Q1 2022 Form 10-Q | 30

Investing Activities
Investing activities used cash of $24.9 million through the first three months of 2022 compared to cash used of $15.7 million in the prior year. The increase from the prior year was a result of a modest increase in capital spending on continuing operations from the prior year combined with net proceeds from sales occurring within the Rail segment in 2021 that did not recur in the current quarter.
We expect to invest approximately $100 to $125 million in property, plant and equipment in 2022 related to continuing operations.

Financing Activities
Financing activities provided cash of $919.8 million and $467.8 million for the three months ended March 31, 2022 and 2021, respectively. This increase from the prior year was due to the significant increase in agricultural commodity prices from the prior period. Our short-term debt balance of $1,449.8 million is very closely aligned to our balance of readily marketable inventories of $1,413.5 million as of March 31, 2022.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $2,031.4 million in borrowings. Of the total capacity, $375.4 million is non-recourse to the Company. As of March 31, 2022, the Company had $907.3 million available for borrowing with $168.5 million of that total being non-recourse to the Company.

The Company paid $6.1 million in dividends in the first three months of 2022 compared to $5.8 million in the prior year. The Company paid dividends of $0.180 and $0.175 per common share in January of 2022 and 2021, respectively. On February 18, 2022, the Company declared a cash dividend of $0.180 per common share payable on April 22, 2022 to shareholders of record on April 1, 2022.
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

At March 31, 2022, the Company had standby letters of credit outstanding of $4.0 million.
The Andersons, Inc. | Q1 2022 Form 10-Q | 31

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q1 2022 Form 10-Q | 32

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended March 31, 2022.

The Company faces risks related to international conflicts, such as the ongoing conflict between Russia and Ukraine, that may adversely impact the Company's financial condition or results of operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics, cause volatility in prices, and impact global margins due to increased commodity, energy, and input costs. While the Company does not have any assets or employees located in the Black Sea region, it does engage in business with parties operating in the region, including some grain originations directly from Ukrainian producers. The conflict could negatively affect our ability to secure product in this region and the credit worthiness of agricultural producers with which we do business. The Company currently does not purchase fertilizer directly from this region, however, the impact to the global fertilizer supply could put the Company’s ability to secure product at risk over time.

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.
The Andersons, Inc. | Q1 2022 Form 10-Q | 33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2022	75,629	$38.73	—	$—
February 2022	—	—	—	—
March 2022	10,137	38.49	—	—
Total	85,766	$38.70	—	$100,000,000
(1) During the three months ended March 31, 2022, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of March 31, 2022, none of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

The Andersons, Inc. | Q1 2022 Form 10-Q | 34

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Restricted Share Unit Agreement

10.2	INCREMENTAL TERM LOAN AMENDMENT TO CREDIT AGREEMENT (MARCH 2, 2022)

10.3	INCREMENTAL TERM LOAN AMENDMENT TO CREDIT AGREEMENT (MARCH 9, 2022)

10.4	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF MARCH 28, 2022)

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

95.1*	Mine Safety Disclosure

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 5 are not applicable and have been omitted

The Andersons, Inc. | Q1 2022 Form 10-Q | 35

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: May 5, 2022	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: May 5, 2022	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q1 2022 Form 10-Q | 36