Form 10-Q
period 2022-06-30
Andersons, Inc.
filed 2022-08-08
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2022

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

The registrant had 33,860,914 common shares outstanding at July 22, 2022.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales and merchandising revenues	$4,450,617	$3,235,805	$8,428,571	$5,830,524
Cost of sales and merchandising revenues	4,219,776	3,072,398	8,078,195	5,553,676
Gross profit	230,841	163,407	350,376	276,848
Operating, administrative and general expenses	112,559	105,560	214,546	202,558
Interest expense, net	16,921	10,060	27,780	20,049
Other income, net:
Equity in earnings (losses) of affiliates, net	(6,034)	845	(6,278)	2,639
Other income, net	22,826	5,070	26,988	10,938
Income before income taxes from continuing operations	118,153	53,702	128,760	67,818
Income tax provision from continuing operations	15,753	9,677	19,856	14,038
Net income from continuing operations	102,400	44,025	108,904	53,780
Income (loss) from discontinued operations, net of income taxes	(739)	2,099	(1,294)	5,606
Net income	101,661	46,124	107,610	59,386
Net income attributable to noncontrolling interests	21,856	2,625	22,303	780
Net income attributable to The Andersons, Inc.	$79,805	$43,499	$85,307	$58,606

Average number of shares outstanding - basic	33,850	33,263	33,795	33,226
Average number of share outstanding - diluted	34,416	33,579	34,416	33,617

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$2.38	$1.25	$2.56	$1.60
Discontinued operations	(0.02)	0.06	(0.04)	0.16
	$2.36	$1.31	$2.52	$1.76
Diluted earnings (loss):
Continuing operations	$2.34	$1.23	$2.52	$1.58
Discontinued operations	(0.02)	0.07	(0.04)	0.16
	$2.32	$1.30	$2.48	$1.74
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2022 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$101,661	$46,124	$107,610	$59,386
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	517	(234)	358	(337)
Foreign currency translation adjustments	(5,679)	1,469	(5,581)	2,693
Cash flow hedge activity	6,697	(1,858)	19,119	7,883
Other comprehensive income (loss)	1,535	(623)	13,896	10,239
Comprehensive income	103,196	45,501	121,506	69,625
Comprehensive income attributable to the noncontrolling interests	21,856	2,625	22,303	780
Comprehensive income attributable to The Andersons, Inc.	$81,340	$42,876	$99,203	$68,845
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2022 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$86,035	$216,444	$27,538
Accounts receivable, net	1,141,167	835,180	702,869
Inventories (Note 2)	1,618,326	1,814,538	904,924
Commodity derivative assets – current (Note 5)	638,357	410,813	507,148
Current assets held-for-sale (Note 14)	18,627	20,885	28,555
Other current assets	70,367	74,468	63,266
Total current assets	3,572,879	3,372,328	2,234,300
Other assets:
Goodwill	129,342	129,342	131,542
Other intangible assets, net	105,222	117,137	125,731
Right of use assets, net	50,233	52,146	42,330
Other assets held-for-sale (Note 14)	24,298	43,169	620,745
Other assets, net	91,758	69,068	70,879
Total other assets	400,853	410,862	991,227
Property, plant and equipment, net (Note 3)	763,443	786,029	823,563
Total assets	$4,737,175	$4,569,219	$4,049,090
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$1,161,428	$501,792	$757,271
Trade and other payables	772,996	1,199,324	543,503
Customer prepayments and deferred revenue	184,154	358,119	55,943
Commodity derivative liabilities – current (Note 5)	185,903	128,911	90,366
Current maturities of long-term debt (Note 4)	53,951	32,256	50,069
Current liabilities held-for-sale (Note 14)	7,314	13,379	25,185
Accrued expenses and other current liabilities	211,830	230,148	168,221
Total current liabilities	2,577,576	2,463,929	1,690,558
Long-term lease liabilities	28,929	31,322	27,134
Long-term debt, less current maturities (Note 4)	563,447	600,487	837,609
Deferred income taxes	63,383	71,127	173,212
Other long-term liabilities held-for-sale (Note 14)	3,113	16,119	43,993
Other long-term liabilities	83,521	78,531	51,620
Total liabilities	3,319,969	3,261,515	2,824,126
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 34,064, 33,870 and 33,786 shares issued at 6/30/2022, 12/31/2021 and 6/30/2021, respectively)	142	140	140
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	378,740	368,595	357,606
Treasury shares, at cost (62, 11 and 111 shares at 6/30/2022, 12/31/2021 and 6/30/2021, respectively)	(2,313)	(263)	(2,650)
Accumulated other comprehensive income (loss)	15,090	1,194	(1,837)
Retained earnings	775,495	702,759	669,241
Total shareholders’ equity of The Andersons, Inc.	1,167,154	1,072,425	1,022,500
Noncontrolling interests	250,052	235,279	202,464
Total equity	1,417,206	1,307,704	1,224,964
Total liabilities and equity	$4,737,175	$4,569,219	$4,049,090
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2022 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2022	2021
Operating Activities
Net income from continuing operations	$108,904	$53,780
Income (loss) from discontinued operations, net of income taxes	(1,294)	5,606
Net income	107,610	59,386
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	67,945	95,154
Bad debt expense, net	3,069	(1,156)
Equity in (earnings) losses of affiliates, net of dividends	6,278	(2,639)
Gain on sales of assets, net	(10,305)	(6,253)
Stock-based compensation expense	4,708	4,112
Deferred federal income tax	(13,755)	170
Other	8,549	5,570
Changes in operating assets and liabilities:
Accounts receivable	(289,196)	(58,338)
Inventories	186,685	390,506
Commodity derivatives	(189,090)	(250,691)
Other current and non-current assets	5,106	35,568
Payables and other current and non-current liabilities	(609,403)	(516,883)
Net cash used in operating activities	(721,799)	(245,494)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(43,472)	(34,264)
Proceeds from sale of assets	4,672	3,794
Purchases of investments	(2,105)	(4,701)
Purchases of Rail assets	(27,276)	(4,751)
Proceeds from sale of Rail assets	36,341	15,616
Other	1,746	832
Net cash used in investing activities	(30,094)	(23,474)
Financing Activities
Net receipts (payments) under short-term lines of credit	862,698	(258,157)
Proceeds from issuance of short-term debt	350,000	608,250
Payments of short-term debt	(550,000)	—
Proceeds from issuance of long-term debt	—	108,300
Payments of long-term debt	(15,077)	(177,586)
Contributions from noncontrolling interest owner	2,450	2,940
Distributions to noncontrolling interest owner	(9,980)	(25)
Payments of debt issuance costs	(7,802)	(2,059)
Dividends paid	(12,245)	(11,677)
Proceeds from exercises of stock options	5,024	—
Other	(2,955)	(2,436)
Net cash provided by financing activities	622,113	267,550
Effect of exchange rates on cash and cash equivalents	(629)	(167)
Decrease in cash and cash equivalents	(130,409)	(1,585)
Cash and cash equivalents at beginning of period	216,444	29,123
Cash and cash equivalents at end of period	$86,035	$27,538
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2022 Form 10-Q | 4

    The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2021	$140	$355,961	$(2,872)	$(1,214)	$631,652	$198,884	$1,182,551
Net income					43,499	2,625	46,124
Other comprehensive loss				(2,108)			(2,108)
Amounts reclassified from accumulated other comprehensive income				1,485			1,485
Contributions from noncontrolling interests						980	980
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (11 shares)		1,645	138				1,783
Dividends declared ($0.1750 per common share)					(5,826)		(5,826)
Restricted share award dividend equivalents			84		(84)		—
Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964

Balance at March 31, 2022	$142	$375,794	$(2,265)	$13,555	$701,799	$228,196	$1,317,221
Net income					79,805	21,856	101,661
Other comprehensive income				750			750
Amounts reclassified from accumulated other comprehensive income				785			785
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (1 share)		2,946	(63)				2,883
Dividends declared ($0.180 per common share)					(6,094)		(6,094)
Restricted share award dividend equivalents			15		(15)		—
Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206
The Andersons, Inc. | Q2 2022 Form 10-Q | 5

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income					58,606	780	59,386
Other comprehensive income				7,311			7,311
Amounts reclassified from Accumulated other comprehensive income				2,928			2,928
Cash received from noncontrolling interests, net						2,940	2,940
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (67 shares)	2	8,892	(2,016)		(3,480)		3,398
Dividends declared ($0.350 per common share)					(11,634)		(11,634)
Restricted share award dividend equivalents			332		(332)		—
Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964

Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					85,307	22,303	107,610
Other comprehensive income				11,721			11,721
Amounts reclassified from Accumulated other comprehensive income				2,175			2,175
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	10,091	(2,385)				7,708
Dividends declared ($0.360 per common share)					(12,182)		(12,182)
Restricted share award dividend equivalents		54	335		(389)		—
Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2022 Form 10-Q | 6

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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2021 has been included as the Company operates in several seasonal industries.
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

The Andersons, Inc. | Q2 2022 Form 10-Q | 7

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

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Grain and other agricultural products (a)	$1,241,933	$1,427,708	$636,380
Propane and frac sand (a)	19,483	23,780	11,265
Ethanol and co-products (a)	179,175	184,354	155,993
Plant nutrients and cob products	177,735	178,696	101,286
Total Inventories	$1,618,326	$1,814,538	$904,924
(a) Includes RMI of $1,214.4 million, $1,410.9 million and $612.2 million at June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

Inventories do not include 1.3 million, 3.0 million and 1.2 million bushels of grain held in storage for others as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Land	$38,630	$39,162	$39,367
Land improvements and leasehold improvements	91,542	91,122	93,166
Buildings and storage facilities	370,453	368,577	377,946
Machinery and equipment	949,142	936,476	921,190
Construction in progress	31,237	20,676	19,723
	1,481,004	1,456,013	1,451,392
Less: accumulated depreciation	717,561	669,984	627,829
Property, plant and equipment, net	$763,443	$786,029	$823,563

Depreciation expense on property, plant and equipment used in continuing operations was $55.8 million and $62.5 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, depreciation expense on property, plant and equipment used in continuing operations was $27.5 million and $31.4 million for the three months ended June 30, 2022 and 2021, respectively.

During the second quarter of 2022, the Company closed on the sale of the remaining assets of the Company's Frac Sand business for total consideration of $8.4 million resulting in a pre-tax gain of $3.7 million.

The Andersons, Inc. | Q2 2022 Form 10-Q | 8

4. Debt

Short-term and long-term debt at June 30, 2022, December 31, 2021 and June 30, 2021 consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Short-term debt – non-recourse	$97,668	$65,485	$120,020
Short-term debt – recourse	1,063,760	436,307	637,251
Total short-term debt	$1,161,428	$501,792	$757,271

Current maturities of long-term debt – non-recourse	$7,707	$7,601	$3,691
Current maturities of long-term debt – recourse	46,244	24,655	46,378
Total current maturities of long-term debt	$53,951	$32,256	$50,069

Long-term debt, less: current maturities – non-recourse	$60,396	$64,972	$100,876
Long-term debt, less: current maturities – recourse	503,051	535,515	736,733
Total long-term debt, less: current maturities	$563,447	$600,487	$837,609

On March 2, 2022, the Company completed an incremental term loan amendment to its credit agreement dated January 11, 2019. The amendment provided for a short-term note of $250.0 million in which the entire stated principal was due on May 31, 2022 (subsequently extended to August 31, 2022 as described below). On March 9, 2022, the Company completed an additional term loan amendment that expanded the short-term note capacity from $250.0 million to $450.0 million. On May 27, 2022, the Company completed an additional amendment to convert the $350.0 million then outstanding balance from the $450.0 million incremental term loan amendment to a revolving credit agreement with a capacity of up to $450.0 million. The entire amount outstanding will be due on August 31, 2022. The revolving credit agreement will bear interest at variable rates, which are based on SOFR plus an applicable spread. As of June 30, 2022, the Company had drawn $250.0 million on the revolving credit agreement.

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

During the first quarter of 2022, the Company repaid the remaining $200.0 million balance that was outstanding as of December 31, 2021 on a short-term note that was classified as recourse debt to the Company.

The total borrowing capacity of the Company's lines of credit at June 30, 2022 was $2,501.7 million of which the Company had a total of $1,315.2 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of June 30, 2022, December 31, 2021 and June 30, 2021, the estimated fair value of long-term debt, including the current portion, was $617.5 million, $650.7 million and $910.5 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

The Company is in compliance with all financial covenants as of June 30, 2022.

The Andersons, Inc. | Q2 2022 Form 10-Q | 9

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

The following table presents at June 30, 2022, December 31, 2021 and June 30, 2021, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Cash collateral paid	$70,442	$165,250	$219,469
Fair value of derivatives	165,223	(36,843)	(180,842)
Net derivative asset position	$235,665	$128,407	$38,627

The Andersons, Inc. | Q2 2022 Form 10-Q | 10

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	June 30, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$707,542	$14,257	$29,223	$1,945	$752,967
Commodity derivative liabilities	(138,627)	(2,132)	(216,126)	(12,040)	(368,925)
Cash collateral paid	69,442	—	1,000	—	70,442
Balance sheet line item totals	$638,357	$12,125	$(185,903)	$(10,095)	$454,484

	December 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$339,321	$4,677	$23,762	$1,209	$368,969
Commodity derivative liabilities	(93,758)	(105)	(152,673)	(2,578)	(249,114)
Cash collateral paid	165,250	—	—	—	165,250
Balance sheet line item totals	$410,813	$4,572	$(128,911)	$(1,369)	$285,105

	June 30, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$547,186	$16,480	$34,327	$423	$598,416
Commodity derivative liabilities	(259,507)	(873)	(124,693)	(3,874)	(388,947)
Cash collateral paid	219,469	—	—	—	219,469
Balance sheet line item totals	$507,148	$15,607	$(90,366)	$(3,451)	$428,938

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments are included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Gains on commodity derivatives included in Cost of sales and merchandising revenues	$230,188	$73,688	$264,186	$240,673

The Andersons, Inc. | Q2 2022 Form 10-Q | 11

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2022, December 31, 2021 and June 30, 2021:

	June 30, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	628,471	—	—
Soybeans	116,679	—	—
Wheat	97,224	—	—
Oats	37,355	—	—
Ethanol	—	200,388	—
Dried distillers grain	—	—	318
Soybean meal	—	—	421
Other	8,549	25,767	3,032
Subtotal	888,278	226,155	3,771
Exchange traded:
Corn	219,020	—	—
Soybeans	69,115	—	—
Wheat	74,418	—	—
Oats	650	—	—
Ethanol	—	94,794	—
Propane	—	25,578	—
Other	95	546	360
Subtotal	363,298	120,918	360
Total	1,251,576	347,073	4,131

	December 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	685,681	—	—
Soybeans	77,592	—	—
Wheat	109,547	—	—
Oats	31,627	—	—
Ethanol	—	192,447	—
Dried distillers grain	—	—	507
Soybean meal	—	—	544
Other	57,268	16,092	1,854
Subtotal	961,715	208,539	2,905
Exchange traded:
Corn	226,215	—	—
Soybeans	64,730	—	—
Wheat	65,020	—	—
Oats	1,300	—	—
Ethanol	—	100,884	—
Propane	—	31,542	—
Other	75	798	353
Subtotal	357,340	133,224	353
Total	1,319,055	341,763	3,258

The Andersons, Inc. | Q2 2022 Form 10-Q | 12

	June 30, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	696,674	—	—
Soybeans	75,507	—	—
Wheat	129,264	—	—
Oats	45,810	—	—
Ethanol	—	198,316	—
Dried distillers grain	—	—	372
Soybean meal	—	—	411
Other	7,803	3,957	1,191
Subtotal	955,058	202,273	1,974
Exchange traded:
Corn	243,190	—	—
Soybeans	49,375	—	—
Wheat	80,004	—	—
Oats	1,430	—	—
Ethanol	—	112,812	—
Propane	—	18,480	—
Other	—	5	198
Subtotal	373,999	131,297	198
Total	1,329,057	333,570	2,172

The Andersons, Inc. | Q2 2022 Form 10-Q | 13

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

At June 30, 2022, December 31, 2021 and June 30, 2021, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$—	$(174)	$—
Interest rate contracts included in Other long-term liabilities	—	—	(309)
Foreign currency contracts included in Other current (liabilities) assets	(1,749)	(1,069)	1,523
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$3,276	$—	$—
Interest rate contracts included in Other assets	15,047	4,574	3,849
Interest rate contracts included in Accrued expenses and other current liabilities	—	(5,206)	(6,944)
Interest rate contracts included in Other long-term liabilities	—	(6,555)	(11,506)
The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest expense, net	$114	$355	$123	$709
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$8,923	$2,471	$25,464	$(10,476)
Interest rate derivative gains (losses) included in Interest expense, net	(1,013)	(1,656)	(2,631)	(3,273)

The Andersons, Inc. | Q2 2022 Form 10-Q | 14

Outstanding interest rate derivatives, as of June 30, 2022, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%

The Andersons, Inc. | Q2 2022 Form 10-Q | 15

6. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of Accounting Standard Codification ("ASC") 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between the two standards are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues under ASC 606	$956,013	$623,813	$1,633,869	$1,110,908
Revenues under ASC 815	3,494,604	2,611,992	6,794,702	4,719,616
Total revenues	$4,450,617	$3,235,805	$8,428,571	$5,830,524

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line for the three and six months ended June 30, 2022 and 2021, respectively:

	Three months ended June 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$104,357	$104,357
Primary nutrients	—	—	336,487	336,487
Products and co-products	101,195	329,224	—	430,419
Propane and frac sand	46,935	—	—	46,935
Other	6,997	1,378	29,440	37,815
Total	$155,127	$330,602	$470,284	$956,013

	Three months ended June 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$84,915	$84,915
Primary nutrients	—	—	213,604	213,604
Products and co-products	74,948	184,263	—	259,211
Propane and frac sand	36,649	—	—	36,649
Other	6,151	394	22,889	29,434
Total	$117,748	$184,657	$321,408	$623,813

	Six months ended June 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$197,625	$197,625
Primary nutrients	—	—	426,369	426,369
Products and co-products	209,066	561,918	—	770,984
Propane and frac sand	166,727	—	—	166,727
Other	13,239	2,593	56,332	72,164
Total	$389,032	$564,511	$680,326	$1,633,869

The Andersons, Inc. | Q2 2022 Form 10-Q | 16

	Six months ended June 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$161,721	$161,721
Primary nutrients	—	—	285,263	285,263
Products and co-products	146,936	329,907	—	476,843
Propane and frac sand	128,714	—	—	128,714
Other	10,538	4,153	43,676	58,367
Total	$286,188	$334,060	$490,660	$1,110,908

Substantially all of the Company's revenues accounted for under ASC 606 during the three and six months ended June 30, 2022 and 2021, respectively, are recorded at a point in time instead of over time.

Contract balances

The balances of the Company’s contract liabilities were $21.7 million and $100.8 million as of June 30, 2022 and December 31, 2021, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance as of December 31, 2021, is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up at year-end and through the first quarter in preparation for the spring application season. As expected, the revenue recognized in the current period satisfied the contract liabilities throughout the spring application season for our Plant Nutrient segment.

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

For the three months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $15.8 million. The Company's effective tax rate was 13.3% on income before taxes from continuing operations of $118.2 million. The difference between the 13.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the three months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $9.7 million. The Company’s effective tax rate was 18.0% on income from continuing operations of $53.7 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities offset by state and local taxes and nondeductible compensation.

For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $19.9 million. The Company's effective tax rate was 15.4% on income before taxes from continuing operations of $128.8 million. The difference between the 15.4% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the six months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $14.0 million. The Company’s effective tax rate was 20.7% on income from continuing operations of $67.8 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities offset by state and local taxes and nondeductible compensation.

The Andersons, Inc. | Q2 2022 Form 10-Q | 17

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) ("AOCI") attributable to the Company for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Currency Translation Adjustment
Beginning balance	$5,729	$6,963	$5,631	$5,739
Other comprehensive income (loss) before reclassifications	(5,679)	1,469	(5,581)	2,693
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(5,679)	1,469	(5,581)	2,693
Ending balance	$50	$8,432	$50	$8,432
Hedging Adjustment
Beginning balance	$7,087	$(8,365)	$(5,335)	$(18,106)
Other comprehensive income (loss) before reclassifications	7,910	(3,514)	22,833	4,613
Amounts reclassified from AOCI (a)	1,013	2,208	2,631	4,360
Tax effect	(2,226)	(552)	(6,345)	(1,090)
Other comprehensive income (loss), net of tax	6,697	(1,858)	19,119	7,883
Ending balance	$13,784	$(10,223)	$13,784	$(10,223)
Pension and Other Postretirement Adjustment
Beginning balance	$481	$(70)	$640	$33
Other comprehensive income (loss) before reclassifications	845	(63)	914	5
Amounts reclassified from AOCI (b)	(228)	(228)	(456)	(456)
Tax effect	(100)	57	(100)	114
Other comprehensive income (loss), net of tax	517	(234)	358	(337)
Ending balance	$998	$(304)	$998	$(304)
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$15,090	$(1,837)	$15,090	$(1,837)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q2 2022 Form 10-Q | 18

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations	$102,400	$44,025	$108,904	$53,780
Net income attributable to noncontrolling interests(a)	21,856	2,625	22,303	780
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$80,544	$41,400	$86,601	$53,000

Income (loss) from discontinued operations, net of income taxes	$(739)	$2,099	$(1,294)	$5,606

Denominator:
Weighted average shares outstanding – basic	33,850	33,263	33,795	33,226
Effect of dilutive awards	566	316	621	391
Weighted average shares outstanding – diluted	34,416	33,579	34,416	33,617

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$2.38	$1.25	$2.56	$1.60
Discontinued operations	(0.02)	0.06	(0.04)	0.16
	$2.36	$1.31	$2.52	$1.76
Diluted earnings (loss):
Continuing operations	$2.34	$1.23	$2.52	$1.58
Discontinued operations	(0.02)	0.07	(0.04)	0.16
	$2.32	$1.30	$2.48	$1.74
(a) All net income (loss) attributable to noncontrolling interests is within continuing operations of the Company.

The Andersons, Inc. | Q2 2022 Form 10-Q | 19

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2022, December 31, 2021 and June 30, 2021:

(in thousands)	June 30, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$235,665	$218,819	$—	$454,484
Provisionally priced contracts (b)	38,061	(27,945)	—	10,116
Convertible preferred securities (c)	—	—	16,803	16,803
Other assets and liabilities (d)	1,097	18,323	—	19,420
Total	$274,823	$209,197	$16,803	$500,823

(in thousands)	December 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$128,407	$156,698	$—	$285,105
Provisionally priced contracts (b)	43,944	(89,797)	—	(45,853)
Convertible preferred securities (c)	—	—	11,618	11,618
Other assets and liabilities (d)	2,784	(7,361)	—	(4,577)
Total	$175,135	$59,540	$11,618	$246,293

(in thousands)	June 30, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$38,627	$390,311	$—	$428,938
Provisionally priced contracts (b)	32,710	(25,210)	—	7,500
Convertible preferred securities (c)	—	—	13,550	13,550
Other assets and liabilities (d)	5,373	(14,909)	—	(9,536)
Total	$76,710	$350,192	$13,550	$440,452
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

The Andersons, Inc. | Q2 2022 Form 10-Q | 20

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2022	2021
Assets at January 1,	$11,618	$8,849
Additional investments	3,883	2,800
Gains included in Other income, net	404	—
Assets at March 31,	$15,905	$11,649
Additional Investments	772	1,901
Gains included in Other income, net	126	—
Assets at June 30,	$16,803	$13,550

The Andersons, Inc. | Q2 2022 Form 10-Q | 21

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2022, December 31, 2021 and June 30, 2021:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$16,803	$11,618	$13,550	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 6/30/2022	Valuation Method	Unobservable Input	Weighted Average
Equity method investment (a)	$11,538	Discounted cash flow analysis	Various	N/A
(a) The Company recorded an other-than-temporary impairment charge on an existing equity method investment. The fair value of the investment was determined using a discounted cash flow analysis.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
(in thousands)	Fair Value as of 12/31/2021	Valuation Method	Unobservable Input	Weighted Average
Frac sand assets (b)	$2,946	Third party appraisal	Various	N/A
Real property (c)	700	Market approach	Various	N/A
(b) The Company recognized impairment charges on long lived assets related to its frac sand business. The fair value of the assets were determined using prior transactions and third-party appraisals. These measures are considered Level 3 inputs on a nonrecurring basis.
(c) The Company recognized impairment charges on certain Trade assets and measured the fair value using Level 3 inputs on a nonrecurring basis. The fair value of the assets was determined using prior transactions in the local market and a recent sale of comparable Trade group assets held by the Company.

There were no non-recurring fair value measurements as of June 30, 2021.

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

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Sales revenues	$103,106	$85,294	$189,255	$151,940
Purchases of product and capital assets	11,983	8,662	38,409	20,336

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Accounts receivable	$17,560	$9,984	$11,835
Accounts payable	3,060	6,034	2,287

The Andersons, Inc. | Q2 2022 Form 10-Q | 22

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues from external customers
Trade	$3,097,767	$2,297,869	$6,182,448	$4,280,377
Renewables	882,567	616,527	1,565,798	1,059,486
Plant Nutrient	470,283	321,409	680,325	490,661
Total	$4,450,617	$3,235,805	$8,428,571	$5,830,524

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Income (loss) before income taxes from continuing operations
Trade	$23,666	$13,777	$27,335	$27,632
Renewables[1]	67,776	26,156	73,738	27,237
Plant Nutrient	38,311	23,995	49,054	32,518
Other	(11,600)	(10,226)	(21,367)	(19,569)
Income before income taxes from continuing operations	$118,153	$53,702	$128,760	$67,818
1 Includes income attributable to noncontrolling interests of $21.9 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $22.3 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

The Andersons, Inc. | Q2 2022 Form 10-Q | 23

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

The Andersons Marathon Holdings LLC ("TAMH") received a Pre-Filing Negotiation Offer from the United States Environmental Protection Agency ("U.S. EPA") regarding the ethanol facilities owned by TAMH. The Company owns 50.1% of TAMH, which is a consolidated subsidiary of the Company. The U.S. EPA investigated alleged recordkeeping and reporting violations under the Emergency Planning and Community Right-to-Know Act. The Company settled this matter with the U.S. EPA for approximately $1.7 million in the second quarter of 2022.

The estimated losses for all other outstanding claims that are considered reasonably possible are not material.

The Andersons, Inc. | Q2 2022 Form 10-Q | 24

14. Discontinued Operations

On August 16, 2021, the Company entered into a definitive agreement under which the Company sold the assets of the Company’s Rail Leasing business for a cash purchase price of approximately $543.1 million. In conjunction with the sale of the Rail Leasing business, the Company announced its intent to divest the remaining pieces of the Rail Leasing business and the Rail Repair business. In the second quarter of 2022, the Company entered into an agreement to sell the Rail Repair business and divested substantially all of the remaining leases under the Rail Leasing business.

Starting in the third quarter of 2021, substantially all of the assets and liabilities of our Rail business were classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets.

The table below summarizes the results of the Rail Leasing business and the Rail Repair business for the three and six months ended June 30, 2022 and 2021 which are reflected in the Consolidated Statements of Operations as discontinued operations.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Sales and merchandising revenues	$12,076	$37,921	$25,191	$78,931
Cost of sales and merchandising revenues	12,877	27,284	23,948	59,023
Gross profit (loss)	(801)	10,637	1,243	19,908
Operating, administrative and general expenses	4,434	4,416	5,813	7,290
Interest expense, net	—	3,394	—	6,574
Other income, net	6,547	237	6,620	1,911
Income from discontinued operations before income taxes	1,312	3,064	2,050	7,955
Income tax provision	2,051	965	3,344	2,349
Income (loss) from discontinued operations, net of income taxes	$(739)	$2,099	$(1,294)	$5,606

The Andersons, Inc. | Q2 2022 Form 10-Q | 25

The following table summarizes the assets and liabilities which are classified as discontinued operations at June 30, 2022, December 31, 2021 and June 30, 2021.

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Assets
Current assets:
Accounts receivable, net	$11,998	$12,643	$18,707
Inventories	6,318	6,739	7,375
Other current assets	311	1,503	2,473
Current assets held-for-sale	18,627	20,885	28,555
Other assets:
Rail assets leased to others, net	427	458	574,585
Property, plant and equipment, net	17,370	17,280	18,199
Goodwill	4,167	4,167	4,167
Other intangible assets, net	—	24	2,025
Right of use assets, net	2,322	20,999	18,969
Other assets, net	12	241	2,800
Total non-current assets held-for-sale	24,298	43,169	620,745
Total assets held-for-sale	$42,925	$64,054	$649,300
Liabilities
Current liabilities:
Trade and other payables	$1,883	$2,546	$3,666
Customer prepayments and deferred revenue	—	—	2,211
Current maturities of long-term debt	—	—	6,513
Current operating lease liabilities	2,112	4,672	6,023
Accrued expenses and other current liabilities	3,319	6,161	6,772
Total current liabilities held-for-sale	7,314	13,379	25,185
Long-term lease liabilities	3,113	16,119	14,718
Long-term debt, less current maturities	—	—	28,845
Other long-term liabilities	—	—	430
Non-current liabilities held-for-sale	3,113	16,119	43,993
Total liabilities held-for-sale	$10,427	$29,498	$69,178

The following table summarizes cash flow data relating to discontinued operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021
Depreciation and amortization	$—	$17,588
Capital expenditures	(27,276)	(5,703)
Proceeds from sale of assets	36,341	15,616
Non-cash operating activities - Gain on sale of railcars	(6,176)	(4,987)
Non-cash operating activities - fixed asset impairment	2,818	234
Non-cash investing activities - capital expenditures, consisting of unpaid capital expenditure liabilities at period end	—	(113)

The Andersons, Inc. | Q2 2022 Form 10-Q | 26

15. Subsequent Events

On July 8, 2022, the Company closed on the sale of the remaining assets and certain liabilities of the Company's Rail Repair business for $55.1 million resulting in an estimated pre-tax gain of approximately $30 million.

The Andersons, Inc. | Q2 2022 Form 10-Q | 27

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2021 Form 10-K, have not materially changed through the second quarter of 2022.

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

The Company has considered the potential impact that the book value of the Company’s total shareholders’ equity briefly exceeded the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions are currently strong in the agriculture space with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of June 30, 2022.

The Andersons, Inc. | Q2 2022 Form 10-Q | 28

Trade

The Trade segment’s second quarter operating results improved from the prior year as the segment entered the quarter with good ownership positions and, as expected, benefited from basis improvements. Wheat ownership in our grain terminal assets is now earning space income and we had very strong results from our Midwest truck grain merchandising business. Our food and specialty ingredients business also delivered strong results in the quarter, particularly in our UK subsidiary, Feed Factors.

Agricultural inventories on hand were 107.0 million and 85.8 million bushels at June 30, 2022 and June 30, 2021, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 184 million bushels at June 30, 2022 compared to 202 million bushels at June 30, 2021.

Current crop conditions vary by geography, but despite initial delays in planting, crop conditions are good in our key draw areas. Continued merchandising opportunities and strong elevation margins are also expected to continue through the remainder of the year as global stocks are not projected to recover quickly from the recent worldwide production shortfalls.

Renewables

The Renewables segment's second quarter operating results increased from the prior year due to higher production margins and yields. Also contributing to the increased results was $24.4 million of positive mark-to-market impact; nearly $18 million of which are reversals of prior losses. This compared to positive mark-to-market impacts of $13.5 million in the second quarter of 2021. The ethanol facilities received $17.6 million of USDA Biofuels Producer COVID relief funds, of which, $8.9 million is included in pre-tax income attributable to the Company.

Higher export demand has helped keep ethanol prices firm, despite lower than anticipated seasonal domestic demand being impacted by the overall high gasoline prices. High corn costs for ethanol production in the western US may negatively impact ethanol production there, while the Company's eastern corn belt production facilities are better positioned for corn supply.

Ethanol and related co-products volumes for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Ethanol (gallons shipped)	196,536	186,396	391,547	358,608
E-85 (gallons shipped)	10,600	11,914	17,315	19,805
Corn oil (pounds shipped)	122,223	56,760	232,544	104,708
DDG (tons shipped)*	450	454	950	931
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient segment's second quarter operating results increased from the prior period. Tons sold across all product lines were down period over period, however, the lower volumes were more than offset by significant margin increases from well-positioned inventory. The most significant margin improvements came from the Ag Supply Chain and Specialty Liquids product lines. While we have seen some lowering of base nutrient prices, continued strong global demand and disruption should keep prices higher than historical averages. Strong farm income may drive purchasing decisions while overall price levels could cause customers to delay fertilizer purchases.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 448 thousand tons for dry nutrients and approximately 511 thousand tons for liquid nutrients at June 30, 2022, which is similar to the prior year.

The Andersons, Inc. | Q2 2022 Form 10-Q | 29

Tons of product sold for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Ag Supply Chain	492	661	649	1,008
Specialty Liquids	98	133	190	233
Engineered Granules	121	165	228	323
Total tons	711	959	1,067	1,564

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

The Andersons, Inc. | Q2 2022 Form 10-Q | 30

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended June 30, 2022 with the three months ended June 30, 2021 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$3,097,767	$882,567	$470,283	$—	$4,450,617
Cost of sales and merchandising revenues	2,995,773	822,679	401,324	—	4,219,776
Gross profit	101,994	59,888	68,959	—	230,841
Operating, administrative and general expenses	62,977	8,590	29,591	11,401	112,559
Interest expense (income), net	13,300	2,012	1,923	(314)	16,921
Equity in earnings (losses) of affiliates, net	(6,034)	—	—	—	(6,034)
Other income (expense), net	3,983	18,490	866	(513)	22,826
Income (loss) before income taxes from continuing operations	$23,666	$67,776	$38,311	$(11,600)	$118,153
Income (loss) before income taxes attributable to the noncontrolling interests	—	21,856	—	—	21,856
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$23,666	$45,920	$38,311	$(11,600)	$96,297

	Three months ended June 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$2,297,869	$616,527	$321,409	$—	$3,235,805
Cost of sales and merchandising revenues	2,220,038	581,811	270,549	—	3,072,398
Gross profit	77,831	34,716	50,860	—	163,407
Operating, administrative and general expenses	61,514	6,577	26,568	10,901	105,560
Interest expense (income), net	7,452	2,021	1,146	(559)	10,060
Equity in earnings (losses) of affiliates, net	845	—	—	—	845
Other income (expense), net	4,067	38	849	116	5,070
Income (loss) before income taxes from continuing operations	$13,777	$26,156	$23,995	$(10,226)	$53,702
Income (loss) before income taxes attributable to the noncontrolling interests	—	2,625	—	—	2,625
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$13,777	$23,531	$23,995	$(10,226)	$51,077

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

The Andersons, Inc. | Q2 2022 Form 10-Q | 31

Trade

Operating results for the Trade segment increased by $9.9 million compared to the results of the same period last year. Sales and merchandising revenues increased by $799.9 million and cost of sales and merchandising revenues increased by $775.7 million for a favorable net gross profit impact of $24.2 million. The increase to sales and cost of sales is the result of increased commodity prices and volumes. Much of the volume increase is related to the opening of the international merchandising office in the second half of prior year. The increase in gross profit was driven by a strong performance in our domestic assets, particularly around our core footprint in the eastern grain belt, along with well-positioned inventory in our in our feed ingredients business that led to strong margins.

Operating, administrative and general expenses increased by $1.5 million. The increase from the prior year is primarily related to higher labor costs as a result of new locations opened in the second half of 2021.

Interest expense increased by $5.8 million due to both higher borrowings and interest rates on the Company's short-term line of credit compared to the prior year.

Equity in earnings of affiliates decreased by $6.9 million mainly as a result of an impairment of one of the Company's equity method investments of approximately $4.5 million.

Renewables

Operating results for the Renewables segment increased by $22.4 million from the same period last year. Sales and merchandising revenues increased by $266.0 million and cost of sales and merchandising revenues increased by $240.9 million compared to prior year results. As a result, gross profit increased by $25.2 million compared to 2021 results. Most of the increase to sales and cost of sales is the result of increased corn and ethanol commodity prices. The increase to gross profit in the current period results reflect stronger production margins and yields. Included in pre-tax income in the quarter is $24.4 million of positive mark-to-market impact of which nearly $18 million are reversals of prior mark-to-market losses. This compared to positive mark-to-market impacts of $13.5 million in the second quarter of 2021.

Operating, administrative and general expenses increased by $2.0 million primarily due to higher labor and utility costs from the prior year.

Other income increased by $18.5 million, and almost all of the increase from the prior year was a result of the proceeds received as a part of the USDA Biofuel Producer Relief Program that was enacted as a part of the CARES Act, of which approximately half of these proceeds were attributable to the noncontrolling interest.

Plant Nutrient

Operating results for the Plant Nutrient segment increased by $14.3 million compared to the same period in the prior year. Sales and merchandising revenues increased by $148.9 million and cost of sales and merchandising revenues increased by $130.8 million resulting in an $18.1 million increase in gross profit. The increase in gross profit was driven by very strong margins across the Ag Supply Chain and Specialty Liquids product lines due to strong grower income and well-positioned fertilizer inventory despite lower volumes sold.

Operating, administrative and general expenses increased by $3.0 million due to increased labor costs from the prior year.

Interest expense increased by $0.8 million due to higher interest rates and borrowings.

Other

Operating results for the quarter declined by $1.4 million compared to the same period in the prior year. The increase in operating losses was primarily driven by higher operating, administrative and general expenses due to increased variable incentive-based compensation as a result of improved company-wide performance year-over-year.

The Andersons, Inc. | Q2 2022 Form 10-Q | 32

Income Taxes

For the three months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $15.8 million. The Company's effective tax rate was 13.3% on income before taxes from continuing operations of $118.2 million. The difference between the 13.3% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the three months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $9.7 million at an effective tax rate of 18.0%. The difference between the 18.0% effective tax rate and the U.S. federal statutory tax rate of 21% is due to the tax impact of certain discrete derivatives and hedging activities offset by state and local taxes and nondeductible compensation.

The Andersons, Inc. | Q2 2022 Form 10-Q | 33

Operating Results

Comparison of the six months ended June 30, 2022 with the six months ended June 30, 2021 including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$6,182,448	$1,565,798	$680,325	$—	$8,428,571
Cost of sales and merchandising revenues	6,012,835	1,490,719	574,641	—	8,078,195
Gross profit	169,613	75,079	105,684	—	350,376
Operating, administrative and general expenses	122,520	16,480	54,916	20,630	214,546
Interest expense (income), net	21,487	3,779	3,384	(870)	27,780
Equity in earnings (losses) of affiliates, net	(6,278)	—	—	—	(6,278)
Other income (expense), net	8,007	18,918	1,670	(1,607)	26,988
Income (loss) before income taxes from continuing operations	$27,335	$73,738	$49,054	$(21,367)	$128,760
Income (loss) before income taxes attributable to the noncontrolling interests	—	22,303	—	—	22,303
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$27,335	$51,435	$49,054	$(21,367)	$106,457

	Six months ended June 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$4,280,377	$1,059,486	$490,661	$—	$5,830,524
Cost of sales and merchandising revenues	4,129,989	1,016,287	407,400	—	5,553,676
Gross profit	150,388	43,199	83,261	—	276,848
Operating, administrative and general expenses	118,445	13,233	49,967	20,913	202,558
Interest expense (income), net	14,503	4,094	2,212	(760)	20,049
Equity in earnings (losses) of affiliates, net	2,639	—	—	—	2,639
Other income (expense), net	7,553	1,365	1,436	584	10,938
Income (loss) before income taxes from continuing operations	$27,632	$27,237	$32,518	$(19,569)	$67,818
Income (loss) before income taxes attributable to the noncontrolling interests	—	780	—	—	780
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$27,632	$26,457	$32,518	$(19,569)	$67,038

Trade

Operating results for the Trade segment were consistent with the same period of prior year. Sales and merchandising revenues increased by $1,902.1 million and cost of sales and merchandising revenues increased by $1,882.8 million for an increased gross profit impact of $19.2 million. Most of the increase to sales and merchandising revenues and cost of sales and merchandising revenues was a result of increased commodity prices and volumes. Much of the volume increase is related to the opening of the international merchandising office in the second half of prior year. The increase in gross profit was driven by a strong elevation margins in our domestic assets, along with well-positioned inventories in our feed ingredients business that led to strong margins. These factors were partially offset by the exceptional propane merchandising results from the unseasonably frigid weather experienced by the central U.S. in the first quarter of the prior year that did not recur in the current period.

Operating, administrative and general expenses increased by $4.1 million. The increase from the prior year is primarily related to higher labor costs as a result of new locations opened in the second half of 2021.

Interest expense increased by $7.0 million due to both higher borrowings and interest rates on the Company's short-term line of credit compared to the prior year.

The Andersons, Inc. | Q2 2022 Form 10-Q | 34

Equity in earnings of affiliates decreased by $8.9 million mainly as a result of an impairment of one of the Company's equity method investments of approximately $4.5 million combined with favorable results from the same equity method investment in the prior year that didn't recur in 2022.

Renewables

Operating results for Renewables increased by $25.0 million from the same period last year. Sales and merchandising revenues increased by $506.3 million and cost of sales and merchandising revenues increased by $474.4 million compared to prior year. As a result, gross profit increased by $31.9 million compared to prior year. The vast majority of the increase to sales and merchandising revenues and cost of sales and merchandising revenues is the result of increased commodity prices. The net increase to gross profit in the current period results reflect improved board crush margins and yields across the ethanol plants, improved co-product values and strong merchandising margins. Unrealized mark-to-market adjustments improved approximately $3.7 million from the prior year.

Operating, administrative and general expenses increased by $3.2 million primarily due to higher labor and utility costs from the prior year.

Other income increased by $17.6 million and almost all of the increase from the prior year was a result of the proceeds received as a part of the USDA Biofuel Producer Relief Program that was enacted as a part of the CARES Act, of which approximately half of these proceeds were attributable to the noncontrolling interest.

Plant Nutrient

Operating results for the Plant Nutrient segment increased by $16.5 million compared to the same period in the prior year. Sales and merchandising revenues increased $189.7 million and cost of sales and merchandising revenues increased by $167.2 million resulting in increased gross profit of $22.4 million. Both sales and merchandising revenues and cost of sales and merchandising revenues were higher due to higher fertilizer prices from the prior year. Gross profit improved year-over-year due to strong margins from well-positioned inventory in a tight supply market. The most significant margin improvements came from Ag Supply Chain and Specialty Liquids product lines.

Operating, administrative and general expenses increased by $4.9 million due to increased labor costs from the prior year.

Interest expense increased by $1.2 million due to higher interest rates and borrowings.

Other

Operating results declined by $1.8 million from the same period last year. The decrease in other income, net from the prior year was due to interest received on a tax refund as a result of the CARES Act that did not recur in current year.

Income Taxes

For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $19.9 million. The Company's effective tax rate was 15.4% on income before taxes from continuing operations of $128.8 million. The difference between the 15.4% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the six months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $14.0 million at an effective tax rate of 20.7%. The difference between the 20.7% effective tax rate and the U.S. federal statutory tax rate of 21% due to the tax impact of certain discrete derivatives and hedging activities offset by state and local taxes and nondeductible compensation.

The Andersons, Inc. | Q2 2022 Form 10-Q | 35

Liquidity and Capital Resources

Working Capital
At June 30, 2022, the Company had working capital from continuing operations of $984.0 million, an increase of $443.6 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	June 30, 2022	June 30, 2021	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$86,035	$27,538	$58,497
Accounts receivable, net	1,141,167	702,869	438,298
Inventories	1,618,326	904,924	713,402
Commodity derivative assets – current	638,357	507,148	131,209
Other current assets	70,367	63,266	7,101
Total current assets from continuing operations	$3,554,252	$2,205,745	$1,348,507
Current Liabilities from Continuing Operations:
Short-term debt	1,161,428	757,271	404,157
Trade and other payables	772,996	543,503	229,493
Customer prepayments and deferred revenue	184,154	55,943	128,211
Commodity derivative liabilities – current	185,903	90,366	95,537
Current maturities of long-term debt	53,951	50,069	3,882
Accrued expenses and other current liabilities	211,830	168,221	43,609
Total current liabilities from continuing operations	$2,570,262	$1,665,373	$904,889
Working Capital from Continuing Operations	$983,990	$540,372	$443,618

Current assets from continuing operations as of June 30, 2022 increased $1,348.5 million in comparison to those as of June 30, 2021. This increase was noted in mainly accounts receivable, inventories and current commodity derivative assets. The increases in those accounts can largely be attributed to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business from the same period of the prior year. The Company also opened an international merchandising office in the third quarter of the prior year which is contributing to the increase in working capital as there is a substantial volume of commodities held in that business in 2022.
Current liabilities from continuing operations increased $904.9 million across all financial statement line items when compared to the prior year. The increase in short-term debt is the result of higher working capital needs and driven by the significant increase in agricultural commodity prices from the prior year. The increase in trade and other payables, customer prepayments and deferred revenue, and current commodity derivative liabilities are also the result of increasing agricultural commodity prices.

Sources and Uses of Cash

	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(721,799)	$(245,494)
Net cash used in investing activities	(30,094)	(23,474)
Net cash provided by financing activities	622,113	267,550

Operating Activities
Our operating activities used cash of $721.8 million and $245.5 million in the first six months of 2022 and 2021, respectively. The increase in cash used was primarily due to the increased working capital needs, as discussed above, driven by significant increases in agricultural commodity prices and the new international merchandising locations being included in the current year. When the changes in operating assets and liabilities are removed, cash provided by operating activities was slightly lower than prior year due to the timing of tax refunds and credits in the first quarter of 2021.

The Andersons, Inc. | Q2 2022 Form 10-Q | 36

Investing Activities
Investing activities used cash of $30.1 million through the first six months of 2022 compared to cash used of $23.5 million in the prior period. The increase from the prior period was a result of a modest increase in capital spending on continuing operations from the prior year.
We expect to invest approximately $100 million in property, plant and equipment in 2022 related to continuing operations.

Financing Activities
Financing activities provided cash of $622.1 million and $267.6 million for the six months ended June 30, 2022 and 2021, respectively. This increase from the prior year was due to the significant increase in agricultural commodity prices from the prior period and the related need for short-term borrowings. The Company's short-term debt balance of $1,161.4 million is closely aligned to the balance of readily marketable inventories of $1,214.4 million as of June 30, 2022.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $2,501.7 million in borrowing capacity. Of the total capacity, $395.7 million is non-recourse to the Company. As of June 30, 2022, the Company had $1,315.2 million available for borrowing with $277.5 million of that total being non-recourse to the Company.

The Company paid $12.2 million in dividends in the first six months of 2022 compared to $11.7 million in the prior period. The Company paid dividends of $0.180 and $0.175 per common share in January and April of 2022 and 2021, respectively. On June 16, 2022, the Company declared a cash dividend of $0.180 per common share payable on July 22, 2022 to shareholders of record on July 1, 2022.
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

At June 30, 2022, the Company had standby letters of credit outstanding of $5.1 million.
The Andersons, Inc. | Q2 2022 Form 10-Q | 37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2022, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2022 Form 10-Q | 38

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended June 30, 2022.

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
The Andersons, Inc. | Q2 2022 Form 10-Q | 39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2022	—	$—	—	$—
May 2022	588	50.26	—	—
June 2022	—	—	—	—
Total	588	$50.26	—	$100,000,000
(1) During the three months ended June 30, 2022, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of June 30, 2022, none of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

10.1	Incremental Revolving Loan Amendment to Credit Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3, 4, and 5 are not applicable and have been omitted.

The Andersons, Inc. | Q2 2022 Form 10-Q | 40

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 8, 2022	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: August 8, 2022	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2022 Form 10-Q | 41