Form 10-Q
period 2022-09-30
Andersons, Inc.
filed 2022-11-03
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2022

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

The registrant had 33,502,914 common shares outstanding at October 21, 2022.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales and merchandising revenues	$4,219,325	$2,998,824	$12,647,896	$8,829,348
Cost of sales and merchandising revenues	4,055,560	2,876,989	12,133,755	8,430,665
Gross profit	163,765	121,835	514,141	398,683
Operating, administrative and general expenses	115,539	110,275	330,085	312,833
Interest expense, net	14,982	8,799	42,762	28,848
Other income, net:
Equity in earnings (losses) of affiliates, net	681	(250)	(5,597)	2,389
Other income, net	794	13,806	27,782	24,743
Income before income taxes from continuing operations	34,719	16,317	163,479	84,134
Income tax provision from continuing operations	9,839	4,027	29,695	18,065
Net income from continuing operations	24,880	12,290	133,784	66,069
Income from discontinued operations, net of income taxes	19,392	1,846	18,099	7,453
Net income	44,272	14,136	151,883	73,522
Net income (loss) attributable to noncontrolling interests	7,524	(1,602)	29,827	(822)
Net income attributable to The Andersons, Inc.	$36,748	$15,738	$122,056	$74,344

Average number of shares outstanding - basic	33,825	33,284	33,805	33,246
Average number of share outstanding - diluted	34,407	33,634	34,469	33,670

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$0.51	$0.42	$3.08	$2.01
Discontinued operations	0.57	0.06	0.54	0.22
	$1.08	$0.48	$3.62	$2.23
Diluted earnings:
Continuing operations	$0.50	$0.41	$3.02	$1.99
Discontinued operations	0.56	0.05	0.53	0.22
	$1.06	$0.46	$3.55	$2.21
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2022 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$44,272	$14,136	$151,883	$73,522
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial gain (loss) and prior service cost	(131)	(102)	227	(439)
Foreign currency translation adjustments	(9,828)	(3,004)	(15,409)	(311)
Cash flow hedge activity	10,719	1,537	29,838	9,420
Other comprehensive income (loss)	760	(1,569)	14,656	8,670
Comprehensive income	45,032	12,567	166,539	82,192
Comprehensive income (loss) attributable to the noncontrolling interests	7,524	(1,602)	29,827	(822)
Comprehensive income attributable to The Andersons, Inc.	$37,508	$14,169	$136,712	$83,014
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2022 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$140,771	$216,444	$216,874
Accounts receivable, net	990,531	835,180	735,349
Inventories (Note 2)	1,556,426	1,814,538	1,017,804
Commodity derivative assets – current (Note 5)	502,097	410,813	409,647
Current assets held-for-sale (Note 14)	—	20,885	26,561
Other current assets	75,402	74,468	92,159
Total current assets	3,265,227	3,372,328	2,498,394
Other assets:
Goodwill	129,342	129,342	129,342
Other intangible assets, net	99,317	117,137	118,690
Right of use assets, net	59,146	52,146	50,270
Other assets held-for-sale (Note 14)	—	43,169	38,863
Other assets, net	99,650	69,068	74,923
Total other assets	387,455	410,862	412,088
Property, plant and equipment, net (Note 3)	765,939	786,029	797,660
Total assets	$4,418,621	$4,569,219	$3,708,142
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$652,947	$501,792	$281,199
Trade and other payables	930,027	1,199,324	825,923
Customer prepayments and deferred revenue	258,828	358,119	147,225
Commodity derivative liabilities – current (Note 5)	137,168	128,911	78,702
Current maturities of long-term debt (Note 4)	112,029	32,256	106,255
Accrued taxes	23,439	37,668	97,215
Current liabilities held-for-sale (Note 14)	—	13,379	13,427
Accrued expenses and other current liabilities	206,069	192,480	173,215
Total current liabilities	2,320,507	2,463,929	1,723,161
Long-term lease liabilities	34,779	31,322	31,332
Long-term debt, less current maturities (Note 4)	497,988	600,487	542,821
Deferred income taxes	59,079	71,127	79,636
Other long-term liabilities held-for-sale (Note 14)	—	16,119	13,592
Other long-term liabilities	79,727	78,531	81,587
Total liabilities	2,992,080	3,261,515	2,472,129
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized; 34,064, 33,870 and 33,786 shares issued at 9/30/2022, 12/31/2021 and 9/30/2021, respectively)	142	140	140
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	381,728	368,595	360,159
Treasury shares, at cost (293, 11 and 110 shares at 9/30/2022, 12/31/2021 and 9/30/2021, respectively)	(9,991)	(263)	(2,611)
Accumulated other comprehensive income (loss)	15,850	1,194	(3,406)
Retained earnings	806,186	702,759	679,154
Total shareholders’ equity of The Andersons, Inc.	1,193,915	1,072,425	1,033,436
Noncontrolling interests	232,626	235,279	202,577
Total equity	1,426,541	1,307,704	1,236,013
Total liabilities and equity	$4,418,621	$4,569,219	$3,708,142
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2022 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended September 30,
	2022	2021
Operating Activities
Net income from continuing operations	$133,784	$66,069
Income from discontinued operations, net of income taxes	18,099	7,453
Net income	151,883	73,522
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	101,266	142,137
Bad debt expense, net	5,028	(2,182)
Equity in (earnings) losses of affiliates, net of dividends	5,597	(2,389)
Gain on sale of business from continuing operations	—	(14,619)
(Gain) loss on sale of business from discontinued operations	(27,091)	1,491
Gain on sales of assets, net	(8,854)	(6,505)
Stock-based compensation expense	7,697	6,727
Deferred federal income tax	(20,819)	(93,725)
Other	10,055	10,404
Changes in operating assets and liabilities:
Accounts receivable	(140,866)	(89,902)
Inventories	236,854	266,865
Commodity derivatives	(104,901)	(158,741)
Other current and non-current assets	2,000	(3,357)
Payables and other current and non-current liabilities	(371,219)	(10,659)
Net cash (used in) provided by operating activities	(153,370)	119,067
Investing Activities
Purchases of property, plant and equipment and capitalized software	(72,247)	(52,730)
Proceeds from sale of assets	4,810	3,999
Purchases of investments	(2,105)	(5,993)
Proceeds from sale of business from continuing operations	5,171	18,130
Proceeds from sale of business from discontinued operations	56,302	543,102
Purchases of Rail assets	(27,464)	(6,039)
Proceeds from sale of Rail assets	36,706	18,705
Other	1,746	349
Net cash provided by investing activities	2,919	519,523
Financing Activities
Net receipts (payments) under short-term lines of credit	361,318	(324,279)
Proceeds from issuance of short-term debt	350,000	608,250
Payments of short-term debt	(550,000)	(408,250)
Proceeds from issuance of long-term debt	—	186,800
Payments of long-term debt	(22,585)	(485,527)
Contributions from noncontrolling interest owner	2,450	4,655
Distributions to noncontrolling interest owner	(34,930)	(25)
Payments of debt issuance costs	(7,802)	(2,059)
Dividends paid	(18,262)	(17,503)
Proceeds from exercises of stock options	5,024	—
Common stock repurchased	(6,769)	—
Other	(2,955)	(12,709)
Net cash provided by (used in) financing activities	75,489	(450,647)
Effect of exchange rates on cash and cash equivalents	(711)	(192)
Increase (decrease) in cash and cash equivalents	(75,673)	187,751
Cash and cash equivalents at beginning of period	216,444	29,123
Cash and cash equivalents at end of period	$140,771	$216,874
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q3 2022 Form 10-Q | 4

    The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2021	$140	$357,606	$(2,650)	$(1,837)	$669,241	$202,464	$1,224,964
Net income					15,738	(1,602)	14,136
Other comprehensive loss				(3,081)			(3,081)
Amounts reclassified from accumulated other comprehensive income				1,512			1,512
Contributions from noncontrolling interests						1,715	1,715
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (2 shares)		2,553	39				2,592
Dividends declared ($0.1750 per common share)					(5,825)		(5,825)
Balance at September 30, 2021	$140	$360,159	$(2,611)	$(3,406)	$679,154	$202,577	$1,236,013

Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206
Net income					36,748	7,524	44,272
Other comprehensive income				1,198			1,198
Amounts reclassified from accumulated other comprehensive income				(438)			(438)
Distributions to noncontrolling interests						(24,950)	(24,950)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (0 shares)		2,988	23				3,011
Purchase of treasury shares (232 shares)			(7,701)				(7,701)
Dividends declared ($0.180 per common share)					(6,057)		(6,057)
Balance at September 30, 2022	$142	$381,728	$(9,991)	$15,850	$806,186	$232,626	$1,426,541
The Andersons, Inc. | Q3 2022 Form 10-Q | 5

	Nine Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$138	$348,714	$(966)	$(12,076)	$626,081	$198,769	$1,160,660
Net income					74,344	(822)	73,522
Other comprehensive income				4,230			4,230
Amounts reclassified from Accumulated other comprehensive income				4,440			4,440
Cash received from noncontrolling interests, net						4,655	4,655
Distributions to noncontrolling interests						(25)	(25)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (65 shares)	2	11,445	(1,977)		(3,479)		5,991
Dividends declared ($0.525 per common share)					(17,460)		(17,460)
Restricted share award dividend equivalents			332		(332)		—
Balance at September 30, 2021	$140	$360,159	$(2,611)	$(3,406)	$679,154	$202,577	$1,236,013

Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					122,056	29,827	151,883
Other comprehensive income				12,919			12,919
Amounts reclassified from Accumulated other comprehensive income				1,737			1,737
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(34,930)	(34,930)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	13,079	(2,362)				10,719
Purchase of treasury shares (232 shares)			(7,701)				(7,701)
Dividends declared ($0.540 per common share)					(18,240)		(18,240)
Restricted share award dividend equivalents		54	335		(389)		—
Balance at September 30, 2022	$142	$381,728	$(9,991)	$15,850	$806,186	$232,626	$1,426,541
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q3 2022 Form 10-Q | 6

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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. An unaudited Condensed Consolidated Balance Sheet as of September 30, 2021 has been included as the Company operates in several seasonal industries.
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

The Andersons, Inc. | Q3 2022 Form 10-Q | 7

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

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Grain and other agricultural products (a)	$1,198,790	$1,427,708	$732,512
Propane and frac sand (a)	25,797	23,780	18,481
Ethanol and co-products (a)	117,310	184,354	105,052
Plant nutrients and cob products	214,529	178,696	161,759
Total inventories	$1,556,426	$1,814,538	$1,017,804
(a) Includes RMI of $1,167.0 million, $1,410.9 million and $700.3 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

Inventories do not include 0.9 million, 3.0 million and 2.0 million bushels of grain held in storage for others as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively. The Company does not have title to the grain and is only liable for any deficiencies in grade or shortage of quantity that may arise during the storage period. Management has not experienced historical losses on any deficiencies and does not anticipate material losses in the future.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Land	$38,508	$39,162	$39,159
Land improvements and leasehold improvements	93,026	91,122	89,941
Buildings and storage facilities	366,453	368,577	368,678
Machinery and equipment	956,471	936,476	920,232
Construction in progress	40,599	20,676	24,556
	1,495,057	1,456,013	1,442,566
Less: accumulated depreciation	729,118	669,984	644,906
Property, plant and equipment, net	$765,939	$786,029	$797,660

Depreciation expense on property, plant and equipment used in continuing operations was $83.2 million and $97.7 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, depreciation expense on property, plant and equipment used in continuing operations was $27.3 million and $35.2 million for the three months ended September 30, 2022 and 2021, respectively.

The Andersons, Inc. | Q3 2022 Form 10-Q | 8

4. Debt

Short-term and long-term debt at September 30, 2022, December 31, 2021 and September 30, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Short-term debt – non-recourse	$77,564	$65,485	$81,494
Short-term debt – recourse	575,383	436,307	199,705
Total short-term debt	$652,947	$501,792	$281,199

Current maturities of long-term debt – non-recourse	$65,738	$7,601	$69,932
Current maturities of long-term debt – recourse	46,291	24,655	36,323
Total current maturities of long-term debt	$112,029	$32,256	$106,255

Long-term debt, less: current maturities – non-recourse	$404	$64,972	$—
Long-term debt, less: current maturities – recourse	497,584	535,515	542,821
Total long-term debt, less: current maturities	$497,988	$600,487	$542,821

On March 2, 2022, the Company completed an incremental term loan amendment to its credit agreement dated January 11, 2019. The amendment provided for a short-term note of $250.0 million in which the entire stated principal was due on May 31, 2022 (subsequently extended to August 31, 2022 as described below). On March 9, 2022, the Company completed an additional term loan amendment that expanded the short-term note capacity from $250.0 million to $450.0 million. On May 27, 2022, the Company completed an additional amendment to convert the $350.0 million then outstanding balance from the $450.0 million incremental term loan amendment to a revolving credit agreement with a capacity of up to $450.0 million. The entire amount outstanding was due on August 31, 2022 and was fully repaid during the third quarter of 2022.

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

The total borrowing capacity of the Company's lines of credit at September 30, 2022 was $1,978.6 million of which the Company had a total of $1,302.6 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of September 30, 2022, December 31, 2021 and September 30, 2021, the estimated fair value of long-term debt, including the current portion, was $602.2 million, $650.7 million and $667.9 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

As part of the Company's ongoing covenant monitoring process, the Company determined that ELEMENT's non-recourse debt was out of compliance regarding the minimum working capital covenant as of August 31, 2022, and is virtually certain to be out of compliance for an owner's equity ratio covenant within the next 12 months. If ELEMENT does not cure or obtain a waiver for the covenants, it would result in an event of default, which could result in the lender accelerating the maturity of ELEMENT’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement. As ELEMENT was out of compliance and has not yet cured or obtained a waiver, the $65.2 million of non-recourse debt associated with ELEMENT has been classified as current maturity of long-term debt as of September 30, 2022.

The Company is in compliance with all other financial covenants as of September 30, 2022.

The Andersons, Inc. | Q3 2022 Form 10-Q | 9

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

The following table presents at September 30, 2022, December 31, 2021 and September 30, 2021, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Cash collateral paid	$152,603	$165,250	$136,977
Fair value of derivatives	(42,578)	(36,843)	(14,100)
Net derivative asset position	$110,025	$128,407	$122,877

The Andersons, Inc. | Q3 2022 Form 10-Q | 10

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	September 30, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$529,456	$7,743	$24,143	$1,488	$562,830
Commodity derivative liabilities	(179,962)	(1,008)	(161,311)	(5,985)	(348,266)
Cash collateral paid	152,603	—	—	—	152,603
Balance sheet line item totals	$502,097	$6,735	$(137,168)	$(4,497)	$367,167

	December 31, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$339,321	$4,677	$23,762	$1,209	$368,969
Commodity derivative liabilities	(93,758)	(105)	(152,673)	(2,578)	(249,114)
Cash collateral paid	165,250	—	—	—	165,250
Balance sheet line item totals	$410,813	$4,572	$(128,911)	$(1,369)	$285,105

	September 30, 2021
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$380,391	$11,704	$27,035	$461	$419,591
Commodity derivative liabilities	(107,721)	(370)	(105,737)	(7,645)	(221,473)
Cash collateral paid	136,977	—	—	—	136,977
Balance sheet line item totals	$409,647	$11,334	$(78,702)	$(7,184)	$335,095

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(169,478)	$(11,353)	$94,708	$229,320

The Andersons, Inc. | Q3 2022 Form 10-Q | 11

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at September 30, 2022, December 31, 2021 and September 30, 2021:

	September 30, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	628,346	—	—
Soybeans	120,182	—	—
Wheat	60,877	—	—
Oats	31,147	—	—
Ethanol	—	196,660	—
Dried distillers grain	—	—	391
Soybean meal	—	—	483
Other	9,449	30,747	3,448
Subtotal	850,001	227,407	4,322
Exchange traded:
Corn	206,705	—	—
Soybeans	68,520	—	—
Wheat	87,580	—	—
Oats	1,450	—	—
Ethanol	—	91,770	—
Propane	—	50,904	—
Other	145	1,638	632
Subtotal	364,400	144,312	632
Total	1,214,401	371,719	4,954

	December 31, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	685,681	—	—
Soybeans	77,592	—	—
Wheat	109,547	—	—
Oats	31,627	—	—
Ethanol	—	192,447	—
Dried distillers grain	—	—	507
Soybean meal	—	—	544
Other	57,268	16,092	1,854
Subtotal	961,715	208,539	2,905
Exchange traded:
Corn	226,215	—	—
Soybeans	64,730	—	—
Wheat	65,020	—	—
Oats	1,300	—	—
Ethanol	—	100,884	—
Propane	—	31,542	—
Other	75	798	353
Subtotal	357,340	133,224	353
Total	1,319,055	341,763	3,258

The Andersons, Inc. | Q3 2022 Form 10-Q | 12

	September 30, 2021
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	687,177	—	—
Soybeans	96,061	—	—
Wheat	94,132	—	—
Oats	35,460	—	—
Ethanol	—	174,381	—
Dried distillers grain	—	—	533
Soybean meal	—	—	465
Other	31,086	2,264	1,394
Subtotal	943,916	176,645	2,392
Exchange traded:
Corn	236,395	—	—
Soybeans	60,660	—	—
Wheat	101,087	—	—
Oats	1,290	—	—
Ethanol	—	96,894	—
Propane	—	24,402	—
Other	—	8	241
Subtotal	399,432	121,304	241
Total	1,343,348	297,949	2,633

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

At September 30, 2022, December 31, 2021 and September 30, 2021, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Derivatives not designated as hedging instruments
Interest rate contracts included in Accrued expenses and other current liabilities	$—	$(174)	$—
Interest rate contracts included in Other long-term liabilities	—	—	(258)
Foreign currency contracts included in Other current (liabilities) assets	(5,685)	(1,069)	491
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$6,925	$—	$—
Interest rate contracts included in Other assets	25,669	4,574	4,431
Interest rate contracts included in Accrued expenses and other current liabilities	—	(5,206)	(6,892)
Interest rate contracts included in Other long-term liabilities	—	(6,555)	(9,146)
The Andersons, Inc. | Q3 2022 Form 10-Q | 13

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Derivatives not designated as hedging instruments
Interest rate derivative gains (losses) included in Interest expense, net	$—	$51	$(123)	$760
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$14,282	$(2,044)	$39,746	$(12,520)
Interest rate derivative gains (losses) included in Interest expense, net	210	(1,746)	(2,420)	(5,020)

Outstanding interest rate derivatives, as of September 30, 2022, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2019	2025	$100.0	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%

6. Revenue

Many of the Company’s revenues are generated from contracts that are outside the scope of Accounting Standard Codification ("ASC") 606 and thus are accounted for under other accounting standards. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between the two standards are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues under ASC 606	$635,445	$457,621	$2,269,314	$1,568,529
Revenues under ASC 815	3,583,880	2,541,203	10,378,582	7,260,819
Total revenues	$4,219,325	$2,998,824	$12,647,896	$8,829,348

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

The Andersons, Inc. | Q3 2022 Form 10-Q | 14

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three months ended September 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$44,957	$44,957
Primary nutrients	—	—	92,071	92,071
Products and co-products	88,201	323,676	—	411,877
Propane and frac sand	53,962	—	—	53,962
Other	4,084	1,646	26,848	32,578
Total	$146,247	$325,322	$163,876	$635,445

	Three months ended September 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$49,249	$49,249
Primary nutrients	—	—	69,835	69,835
Products and co-products	70,924	183,225	—	254,149
Propane and frac sand	49,379	—	—	49,379
Other	10,991	1,046	22,972	35,009
Total	$131,294	$184,271	$142,056	$457,621

	Nine months ended September 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$242,582	$242,582
Primary nutrients	—	—	518,439	518,439
Products and co-products	297,267	885,595	—	1,182,862
Propane and frac sand	220,690	—	—	220,690
Other	17,323	4,239	83,179	104,741
Total	$535,280	$889,834	$844,200	$2,269,314

	Nine months ended September 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Total
Specialty nutrients	$—	$—	$210,971	$210,971
Primary nutrients	—	—	355,098	355,098
Products and co-products	217,859	513,132	—	730,991
Propane and frac sand	178,094	—	—	178,094
Other	21,528	5,199	66,648	93,375
Total	$417,481	$518,331	$632,717	$1,568,529

Substantially all of the Company's revenues accounted for under ASC 606 during the three and nine months ended September 30, 2022 and 2021, respectively, are recorded at a point in time instead of over time.
The Andersons, Inc. | Q3 2022 Form 10-Q | 15

Contract balances

The balances of the Company’s contract liabilities were $32.4 million and $100.8 million as of September 30, 2022 and December 31, 2021, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance as of December 31, 2021, is payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities were built up at year-end and through the first quarter in preparation for the spring application season. As expected, the revenue recognized in the second and third quarters satisfied the contract liabilities throughout the spring application season for the Plant Nutrient segment.

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

For the three months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $9.8 million. The Company's effective tax rate was 28.3% on income before taxes from continuing operations of $34.7 million. The difference between the 28.3% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest and state and local income taxes.

For the three months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $4.0 million. The Company’s effective tax rate was 24.7% on income from continuing operations of $16.3 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities, state and local taxes, and nondeductible compensation offset by the tax impact of non-controlling interest.

For the nine months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $29.7 million. The Company's effective tax rate was 18.2% on income before taxes from continuing operations of $163.5 million. The difference between the 18.2% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the nine months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $18.1 million. The Company’s effective tax rate was 21.5% on income from continuing operations of $84.1 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of state and local taxes and nondeductible compensation offset by non-controlling interest and certain discrete derivatives and hedging activities.

The Andersons, Inc. | Q3 2022 Form 10-Q | 16

8. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) ("AOCI") attributable to the Company for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Currency Translation Adjustment
Beginning balance	$50	$8,432	$5,631	$5,739
Other comprehensive income (loss) before reclassifications	(9,828)	(3,004)	(15,409)	(311)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(9,828)	(3,004)	(15,409)	(311)
Ending balance	$(9,778)	$5,428	$(9,778)	$5,428
Hedging Adjustment
Beginning balance	$13,784	$(10,223)	$(5,335)	$(18,106)
Other comprehensive income (loss) before reclassifications	14,492	(146)	37,325	4,467
Amounts reclassified from AOCI (a)	(210)	2,244	2,421	6,604
Tax effect	(3,563)	(561)	(9,908)	(1,651)
Other comprehensive income (loss), net of tax	10,719	1,537	29,838	9,420
Ending balance	$24,503	$(8,686)	$24,503	$(8,686)
Pension and Other Postretirement Adjustment
Beginning balance	$998	$(304)	$640	$33
Other comprehensive income (loss) before reclassifications	69	69	983	74
Amounts reclassified from AOCI (b)	(228)	(228)	(684)	(684)
Tax effect	28	57	(72)	171
Other comprehensive income (loss), net of tax	(131)	(102)	227	(439)
Ending balance	$867	$(406)	$867	$(406)
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$15,850	$(3,406)	$15,850	$(3,406)
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q3 2022 Form 10-Q | 17

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations	$24,880	$12,290	$133,784	$66,069
Net income (loss) attributable to noncontrolling interests(a)	7,524	(1,602)	29,827	(822)
Net income attributable to The Andersons Inc. common shareholders from continuing operations	$17,356	$13,892	$103,957	$66,891

Income from discontinued operations, net of income taxes	$19,392	$1,846	$18,099	$7,453

Denominator:
Weighted average shares outstanding – basic	33,825	33,284	33,805	33,246
Effect of dilutive awards	582	350	664	424
Weighted average shares outstanding – diluted	34,407	33,634	34,469	33,670

Earnings per share attributable to The Andersons, Inc. common shareholders:
Basic earnings:
Continuing operations	$0.51	$0.42	$3.08	$2.01
Discontinued operations	0.57	0.06	0.54	0.22
	$1.08	$0.48	$3.62	$2.23
Diluted earnings:
Continuing operations	$0.50	$0.41	$3.02	$1.99
Discontinued operations	0.56	0.05	0.53	0.22
	$1.06	$0.46	$3.55	$2.21
(a) All net income (loss) attributable to noncontrolling interests is within continuing operations of the Company.

The Andersons, Inc. | Q3 2022 Form 10-Q | 18

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022, December 31, 2021 and September 30, 2021:

(in thousands)	September 30, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$110,025	$257,142	$—	$367,167
Provisionally priced contracts (b)	19,685	(41,188)	—	(21,503)
Convertible preferred securities (c)	—	—	16,946	16,946
Other assets and liabilities (d)	(3,037)	32,594	—	29,557
Total	$126,673	$248,548	$16,946	$392,167

(in thousands)	December 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$128,407	$156,698	$—	$285,105
Provisionally priced contracts (b)	43,944	(89,797)	—	(45,853)
Convertible preferred securities (c)	—	—	11,618	11,618
Other assets and liabilities (d)	2,784	(7,361)	—	(4,577)
Total	$175,135	$59,540	$11,618	$246,293

(in thousands)	September 30, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$122,877	$212,218	$—	$335,095
Provisionally priced contracts (b)	28,469	(25,134)	—	3,335
Convertible preferred securities (c)	—	—	11,066	11,066
Other assets and liabilities (d)	4,171	(11,865)	—	(7,694)
Total	$155,517	$175,219	$11,066	$341,802
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

The Andersons, Inc. | Q3 2022 Form 10-Q | 19

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2022	2021
Assets at January 1,	$11,618	$8,849
Additional investments	3,883	2,800
Gains included in Other income, net	404	—
Assets at March 31,	$15,905	$11,649
Additional Investments	772	1,901
Gains included in Other income, net	126	—
Assets at June 30,	$16,803	$13,550
Additional investments	—	300
Gains (losses) included in Other income, net	143	(2,784)
Assets at September 30,	$16,946	$11,066

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of September 30, 2022, December 31, 2021 and September 30, 2021:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$16,946	$11,618	$11,066	Implied based on market prices	N/A	N/A
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

There were no non-recurring fair value measurements as of September 30, 2022 and September 30, 2021.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.
The Andersons, Inc. | Q3 2022 Form 10-Q | 20

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholders of the Company's Renewables operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Sales revenues	$102,565	$77,577	$291,820	$229,517
Purchases of product and capital assets	13,405	9,715	51,814	30,051

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Accounts receivable	$12,016	$9,984	$13,523
Accounts payable	4,226	6,034	2,514

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues from external customers
Trade	$3,240,526	$2,242,131	$9,422,974	$6,522,508
Renewables	814,923	614,637	2,380,721	1,674,123
Plant Nutrient	163,876	142,056	844,201	632,717
Total	$4,219,325	$2,998,824	$12,647,896	$8,829,348

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Income (loss) before income taxes from continuing operations
Trade	$40,658	$41,999	$67,993	$69,631
Renewables[1]	15,901	(5,238)	89,639	21,999
Plant Nutrient	(11,609)	(5,832)	37,445	26,686
Other	(10,231)	(14,612)	(31,598)	(34,182)
Income before income taxes from continuing operations	$34,719	$16,317	$163,479	$84,134
1 Includes income (loss) attributable to noncontrolling interests of $7.5 million and $(1.6) million for the three months ended September 30, 2022 and 2021, respectively, and $29.8 million and $(0.8) million for the nine months ended September 30, 2022 and 2021, respectively.

The Andersons, Inc. | Q3 2022 Form 10-Q | 21

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

The Andersons, Inc. | Q3 2022 Form 10-Q | 22

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

In the third quarter of 2022, the Company finalized the definitive agreement to sell the Rail Repair business and divested substantially all of the remaining leases under the Rail Leasing business. The sale of the Rail Repair business for a purchase price of approximately $56.3 million, resulted in a pre-tax gain of approximately $27.1 million that was recorded in Other income, net in the table below.

As a result of the sale of the Rail Leasing business and the intent to divest the Rail Repair business in the third quarter of 2021, substantially all of the assets and liabilities of the former Rail segment was classified as held for sale in the accompanying Condensed Consolidated Balance Sheets. As a part of the Rail Repair agreement, the Company retained the working capital from the Rail Repair business along with an immaterial group of right of use assets and lease liabilities from the Rail Leasing business that were not sold. The Company no longer has the intent to sell these remaining Rail items and has included these balances in continuing operations within the Condensed Consolidated Balance Sheet as of September 30, 2022.

The table below summarizes the results of the Rail Leasing business and the Rail Repair business for the three and nine months ended September 30, 2022 and 2021 which are reflected in the Consolidated Statements of Operations as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Sales and merchandising revenues	$513	$25,018	$25,704	$103,950
Cost of sales and merchandising revenues	1,932	19,065	25,880	78,089
Gross profit (loss)	(1,419)	5,953	(176)	25,861
Operating, administrative and general expenses	333	3,415	6,146	10,705
Interest expense, net	—	2,139	—	8,714
Other income (loss), net	26,970	(1,330)	33,590	583
Income (loss) from discontinued operations before income taxes	25,218	(931)	27,268	7,025
Income tax provision	5,826	(2,777)	9,169	(428)
Income (loss) from discontinued operations, net of income taxes	$19,392	$1,846	$18,099	$7,453

The following table summarizes the assets and liabilities which are classified as discontinued operations at September 30, 2022, December 31, 2021 and September 30, 2021:

The Andersons, Inc. | Q3 2022 Form 10-Q | 23

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets:
Accounts receivable, net	$—	$12,643	$18,389
Inventories	—	6,739	6,803
Other current assets	—	1,503	1,369
Current assets held-for-sale	—	20,885	26,561
Other assets:
Property, plant and equipment, net	—	17,280	17,439
Goodwill	—	4,167	4,167
Right of use assets, net	—	20,999	16,521
Other assets, net	—	723	736
Total non-current assets held-for-sale	—	43,169	38,863
Total assets held-for-sale	$—	$64,054	$65,424
Liabilities
Current liabilities:
Trade and other payables	$—	$2,546	$4,223
Current operating lease liabilities	—	4,672	4,262
Accrued expenses and other current liabilities	—	6,161	4,942
Total current liabilities held-for-sale	—	13,379	13,427
Long-term lease liabilities	—	16,119	13,592
Total liabilities held-for-sale	$—	$29,498	$27,019

The Andersons, Inc. | Q3 2022 Form 10-Q | 24

The following table summarizes cash flow data relating to discontinued operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021
Depreciation and amortization	$—	$21,786
Capital expenditures	(27,464)	(8,368)
Proceeds from sale of assets	36,706	18,705
(Gain) loss on sale of discontinued operations	(27,091)	1,491
Non-cash operating activities - gain on sale of railcars	(6,030)	(5,603)
Non-cash operating activities - asset impairment	2,818	626

15. Subsequent Events

On November 1, 2022, the Company closed on the purchase of Bridge Agri Partners Inc., a pulses and pet food ingredients company headquartered in Lethbridge, Alberta. The Company purchased Bridge Agri Partners Inc. for $20.0 million Canadian dollars, of which, $10.0 million was due at closing and the remaining $10.0 million will be paid over a two year period.

The Andersons, Inc. | Q3 2022 Form 10-Q | 25

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2021 Form 10-K, have not materially changed through the third quarter of 2022.

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

The Company has considered the potential impact that the book value of the Company’s total shareholders’ equity exceeded the Company’s market capitalization during the quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the share price is not an accurate reflection of its current value as conditions are currently strong in the agriculture space with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of September 30, 2022.

Management reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset group may no longer be recoverable. This was the case in the third quarter of 2022 for the Company's 51% owned ELEMENT plant located in Colwich, Kansas. The plant faced a combination of high corn basis, increased natural gas prices and a rapid decline in Low Carbon Fuel Standards credit values, that negatively impacted operations. The adverse operating conditions led to a failure of a debt covenant during the third quarter, as well as, a forecasted failure of another covenant within the next 12 months. Accordingly, it was deemed that a triggering event occurred as of September 30, 2022 related to the ELEMENT ethanol plant. Management performed a recoverability test of the ELEMENT plant’s long-lived assets as this is the lowest level of identifiable cash flows. The key assumptions used in the recoverability test included input costs (corn, natural gas, etc.), production days, and co-product premiums. Each of these inputs were given probability weightings based on
The Andersons, Inc. | Q3 2022 Form 10-Q | 26

management's assessment regarding the likelihood of the respective forecasts. Using future forecasted cash flows, the ELEMENT asset group passed its recoverability test on an undiscounted cash flow basis by 15% over the carrying value of its assets. Therefore, if there are changes to key assumptions in the analysis it is reasonably possible management's estimate that it will recover the carrying amount of these assets could change, even in the near term.

Trade

The Trade segment’s third quarter operating results improved from the prior year as the segment benefited from strong elevation margins at our grain assets. In addition, well-positioned feed ingredients inventory generated good margins.

Agricultural inventories on hand were 103.1 million and 84.1 million bushels at September 30, 2022 and September 30, 2021, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 185 million bushels at September 30, 2022, which was comparable to the prior year.

The majority of our assets are located in areas expected to experience above-trend yields. Continuing global supply and demand imbalances within the market from production shortfalls and logistical challenges are expected to keep prices historically high and should allow for continued merchandising opportunities and strong elevation margins through the end of the year.

Renewables

The Renewables segment's third quarter operating results increased from the prior year due to continued strength in co-product values and higher production margins in our ethanol plants. This was particularly evident in our eastern plants where corn basis was lower in anticipation of a strong harvest. The renewable diesel feedstock merchandising business also contributed to results.

Higher corn costs for ethanol production in the western U.S. may negatively impact ethanol production in that region, while our eastern corn belt production facilities are well-positioned for an affordable corn supply in the near future.

Ethanol and related co-products volumes for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Ethanol (gallons shipped)	184,845	184,655	576,392	538,955
E-85 (gallons shipped)	11,624	12,977	28,938	32,781
Corn oil (pounds shipped)	141,313	79,756	373,858	188,974
DDG (tons shipped)*	386	570	1,336	1,544
* DDG tons shipped converts wet tons to a dry ton equivalent amount.

Plant Nutrient

The Plant Nutrient segment's third quarter operating results decreased from the prior period. Ag Supply Chain and Specialty Liquids product lines continued to see strong margins on well-positioned inventory, which more than offset a decline in volumes. The Engineered Granules business recorded some inventory write-offs on lawn products, which negatively impacted our performance. While we have seen base nutrient prices level off in the third quarter, continued strong global demand, a tight supply and high farmer income should continue to support the fundamentals of this business.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 448 thousand tons for dry nutrients and approximately 511 thousand tons for liquid nutrients at September 30, 2022, which is similar to the prior year.

The Andersons, Inc. | Q3 2022 Form 10-Q | 27

Tons of product sold for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Ag Supply Chain	191	253	840	1,261
Specialty Liquids	70	71	261	304
Engineered Granules	51	60	278	383
Total tons	312	384	1,379	1,948

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

The Andersons, Inc. | Q3 2022 Form 10-Q | 28

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended September 30, 2022 with the three months ended September 30, 2021 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended September 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$3,240,526	$814,923	$163,876	$—	$4,219,325
Cost of sales and merchandising revenues	3,116,158	790,246	149,156	—	4,055,560
Gross profit	124,368	24,677	14,720	—	163,765
Operating, administrative and general expenses	73,347	7,053	25,427	9,712	115,539
Interest expense (income), net	10,782	2,555	1,920	(275)	14,982
Equity in earnings (losses) of affiliates, net	681	—	—	—	681
Other income (expense), net	(262)	832	1,018	(794)	794
Income (loss) before income taxes from continuing operations	$40,658	$15,901	$(11,609)	$(10,231)	$34,719
Income (loss) before income taxes attributable to the noncontrolling interests	—	7,524	—	—	7,524
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$40,658	$8,377	$(11,609)	$(10,231)	$27,195

	Three months ended September 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$2,242,131	$614,637	$142,056	$—	$2,998,824
Cost of sales and merchandising revenues	2,143,935	608,886	124,168	—	2,876,989
Gross profit	98,196	5,751	17,888	—	121,835
Operating, administrative and general expenses	67,590	10,014	22,883	9,788	110,275
Interest expense (income), net	5,243	1,658	1,146	752	8,799
Equity in earnings (losses) of affiliates, net	(250)	—	—	—	(250)
Other income (expense), net	16,886	683	309	(4,072)	13,806
Income (loss) before income taxes from continuing operations	$41,999	$(5,238)	$(5,832)	$(14,612)	$16,317
Income (loss) before income taxes attributable to the noncontrolling interests	—	(1,602)	—	—	(1,602)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$41,999	$(3,636)	$(5,832)	$(14,612)	$17,919

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

The Andersons, Inc. | Q3 2022 Form 10-Q | 29

Trade

While operating results for the Trade segment were consistent year over year, prior year results include a large one-time gain from the sale of a grain asset that did not reoccur. Sales and merchandising revenues increased by $998.4 million and cost of sales and merchandising revenues increased by $972.2 million for a favorable net gross profit impact of $26.2 million. The increase to sales and merchandising revenues and cost of sales and merchandising revenues is mainly a result of new merchandising locations opened in the second half of 2021 as these new locations are responsible for approximately 65% of the increase from the prior year. The remainder of the increase from the prior year was a result of increased commodity prices and volumes in the existing business. The increase in gross profit was mainly a result of improved margins as they accounted for approximately 80% of the improvement with increases in volumes responsible for the remainder of the increase from the prior year. The improved margins were driven by strong elevation margins, particularly in our early harvest geographies with the volume increases from our new merchandising locations opened in the second half of 2021.

Operating, administrative and general expenses increased by $5.8 million. The increase from the prior year is primarily related to wage inflation from a strong labor market as it resulted in an increase of approximately $4.0 million. The new merchandising locations caused an additional $1.4 million of expense in the third quarter of 2022.

Interest expense increased by $5.5 million due to higher borrowings with the addition of our new merchandising locations and increased commodity prices that are reflected in the short-term debt within the Company's Condensed Consolidated Balance Sheets along with rising interest rates on the Company's short-term line of credit compared to the prior year.

Other income, net decreased by $17.1 million from the same quarter of 2021. The decrease was primarily attributable to the sale of a grain asset in Champaign, Illinois in which the Company recorded a $14.6 million gain in the prior year that did not reoccur in 2022.

Renewables

Operating results for the Renewables segment increased by $12.0 million from the same period last year. Sales and merchandising revenues increased by $200.3 million and cost of sales and merchandising revenues increased by $181.4 million compared to prior year results. As a result, gross profit increased by $18.9 million compared to 2021 results. The vast majority of the increase to sales and merchandising revenues and cost of sales and merchandising revenues is the result of increased ethanol and corn commodity prices as ethanol volumes sold were consistent between the current year and prior year. The increase to gross profit in the current period results reflect a $15.1 million margin improvement at the ethanol plants, primarily from lower corn basis in our eastern footprint.

Operating, administrative and general expenses decreased by $3.0 million from the prior year. The prior year contained $3.7 million worth of accelerated depreciation expense associated with experimental technology at the Company's ethanol plants that did not reoccur in the third quarter of 2022.

Plant Nutrient

Operating results for the Plant Nutrient segment declined by $5.8 million compared to the same period in the prior year. Sales and merchandising revenues increased by $21.8 million and cost of sales and merchandising revenues increased by $25.0 million resulting in an $3.2 million decrease in gross profit. The increase in sales and merchandising revenues and cost of sales and merchandising revenues was due to fertilizer prices increasing approximately 45% from the prior year. This increase in fertilizer prices from the prior year was partially offset by a decrease in demand as volumes sold decreased by approximately 20% in the third quarter of 2022. The decrease in gross profit was mainly driven by a $3.9 million impact from associated inventory write-downs in the Engineered Granules business.

Operating, administrative and general expenses increased by $2.5 million from the prior year. Most of this increase is due to inflationary pressures, with labor costs being the single biggest driver.

Interest expense increased by $0.8 million due to higher net working capital usage from higher commodity prices along with rising interest rates.
The Andersons, Inc. | Q3 2022 Form 10-Q | 30

Other

Results for the quarter improved by $4.4 million compared to the same period in the prior year. The improvement in results was primarily driven by a $2.8 million loss on a cost method investment and approximately $1.0 million of stranded costs from the Rail Leasing sale in the prior year.

Income Taxes

For the three months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $9.8 million. The Company's effective tax rate was 28.3% on income before taxes from continuing operations of $34.7 million. The difference between the 28.3% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest and state and local income taxes.

For the three months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $4.0 million. The Company's effective tax rate was 24.7% on income from continuing operations of $16.3 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities, state and local taxes, and nondeductible compensation offset by the tax impact of non-controlling interest.

Comparison of the nine months ended September 30, 2022 with the nine months ended September 30, 2021 including a reconciliation of GAAP to non-GAAP measures:

	Nine months ended September 30, 2022
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$9,422,974	$2,380,721	$844,201	$—	$12,647,896
Cost of sales and merchandising revenues	9,128,993	2,280,965	723,797	—	12,133,755
Gross profit	293,981	99,756	120,404	—	514,141
Operating, administrative and general expenses	195,867	23,533	80,343	30,342	330,085
Interest expense (income), net	32,269	6,334	5,304	(1,145)	42,762
Equity in earnings (losses) of affiliates, net	(5,597)	—	—	—	(5,597)
Other income (expense), net	7,745	19,750	2,688	(2,401)	27,782
Income (loss) before income taxes from continuing operations	$67,993	$89,639	$37,445	$(31,598)	$163,479
Income (loss) before income taxes attributable to the noncontrolling interests	—	29,827	—	—	29,827
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$67,993	$59,812	$37,445	$(31,598)	$133,652

	Nine months ended September 30, 2021
(in thousands)	Trade	Renewables	Plant Nutrient	Other	Total
Sales and merchandising revenues	$6,522,508	$1,674,123	$632,717	$—	$8,829,348
Cost of sales and merchandising revenues	6,273,924	1,625,173	531,568	—	8,430,665
Gross profit	248,584	48,950	101,149	—	398,683
Operating, administrative and general expenses	186,035	23,247	72,850	30,701	312,833
Interest expense (income), net	19,746	5,752	3,358	(8)	28,848
Equity in earnings (losses) of affiliates, net	2,389	—	—	—	2,389
Other income (expense), net	24,439	2,048	1,745	(3,489)	24,743
Income (loss) before income taxes from continuing operations	$69,631	$21,999	$26,686	$(34,182)	$84,134
Income (loss) before income taxes attributable to the noncontrolling interests	—	(822)	—	—	(822)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$69,631	$22,821	$26,686	$(34,182)	$84,956

The Andersons, Inc. | Q3 2022 Form 10-Q | 31

Trade

While operating results for the Trade segment were consistent year over year, prior year results include a large one-time gain from the sale of a grain asset that did not reoccur. Sales and merchandising revenues increased by $2,900.5 million and cost of sales and merchandising revenues increased by $2,855.1 million for an increased gross profit impact of $45.4 million. The increase to sales and merchandising revenues and cost of sales and merchandising revenues is mainly a result of new merchandising locations opened in the second half of 2021 as these new locations are responsible for approximately 60% of the increase from the prior year with the remainder of the increase a result of increased commodity prices and volumes in the existing business. The $45.4 million increase in gross profit was an even split between increases in both margins and volumes. The improved margins were driven by strong elevation margins and well-positioned animal feed ingredients and organic food and specialty inventories with the volume increases from our new merchandising locations opened in the second half of 2021.

Operating, administrative and general expenses increased by $9.8 million. The increase from the prior year is primarily related to approximately $12.2 million of higher labor and benefits costs, with about half from business growth and half from wage inflation.

Interest expense increased by $12.5 million due to higher borrowings with the addition of our new merchandising locations and increased commodity prices that are reflected in the short-term debt within the Company's Condensed Consolidated Balance Sheets along with rising interest rates on the Company's short-term line of credit compared to the prior year.

Equity in earnings of affiliates decreased by $8.0 million mainly due to the results of one of the Company's equity method investments being $8.4 million more favorable in the prior year. Included in this decrease was an impairment of $4.5 million in 2022.

Other income, net decreased by $16.7 million from the same period of 2021. The decrease was primarily attributable to the sale of a grain asset in Champaign, Illinois in which the Company recorded a $14.6 million gain in the prior year that did not reoccur in 2022.

Renewables

Operating results for Renewables increased by $37.0 million from the same period last year. Sales and merchandising revenues increased by $706.6 million and cost of sales and merchandising revenues increased by $655.8 million compared to prior year. As a result, gross profit increased by $50.8 million compared to prior year. The vast majority of the increase to sales and merchandising revenues and cost of sales and merchandising revenues is the result of increased ethanol and corn commodity prices as ethanol volumes sold were consistent between the current year and prior year. An improvement of gross profit from the ethanol plants of $41.6 million with favorable realized crush margins and higher corn oil volumes being the main drivers of the increase from the prior year. Also contributing to the increased gross profit was an improvement of unrealized mark-to-market adjustments of approximately $5.8 million from the prior year.

Other income increased by $17.7 million and almost all of the increase from the prior year was a result of $17.6 million in proceeds received as a part of the USDA Biofuel Producer Relief Program that was enacted as a part of the CARES Act, of which approximately $8.8 million of these proceeds were attributable to the noncontrolling interest.

Plant Nutrient

Operating results for the Plant Nutrient segment increased by $10.8 million compared to the same period in the prior year. Sales and merchandising revenues increased $211.5 million and cost of sales and merchandising revenues increased by $192.2 million resulting in increased gross profit of $19.3 million. The increase in sales and merchandising revenues and cost of sales and merchandising revenues was due to fertilizer prices more than doubling from the prior year. This increase in fertilizer prices from the same period of prior year was partially offset by a decrease in demand as volumes sold decreased by approximately 30%. Gross profit improved year-over-year due to increased margins on well-positioned inventory from the prior year representing a $46.2 million difference that was partially offset by a $27.3 million decrease in sales volumes. Ag Supply Chain led the way in 2022 with a $16.2 million increase in gross profit as a result of strong margins from well-positioned inventory in a tight supply market.

Operating, administrative and general expenses increased by $7.5 million from the prior year. Most of this increase is due to inflationary pressures, with labor costs being the single biggest driver.

The Andersons, Inc. | Q3 2022 Form 10-Q | 32

Interest expense increased by $1.9 million due to higher net working capital usage from higher commodity prices along with the rising interest rates.

Other

Results improved by $2.6 million from the same period last year. The improvement in results was primarily driven by a $2.8 million loss on a cost method investment in the prior year that did not reoccur.

Income Taxes

For the nine months ended September 30, 2022, the Company recorded income tax expense from continuing operations of $29.7 million. The Company's effective tax rate was 18.2% on income before taxes from continuing operations of $163.5 million. The difference between the 18.2% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the nine months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $18.1 million. The Company's effective tax rate was 21.5% on income from continuing operations of $84.1 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21% due to the tax impact of state and local taxes and nondeductible compensation offset by non-controlling interest and certain discrete derivatives and hedging activities.

Liquidity and Capital Resources

Working Capital
At September 30, 2022, the Company had working capital from continuing operations of $944.7 million, an increase of $182.6 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	September 30, 2022	September 30, 2021	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$140,771	$216,874	$(76,103)
Accounts receivable, net	990,531	735,349	255,182
Inventories	1,556,426	1,017,804	538,622
Commodity derivative assets – current	502,097	409,647	92,450
Other current assets	75,402	92,159	(16,757)
Total current assets from continuing operations	$3,265,227	$2,471,833	$793,394
Current Liabilities from Continuing Operations:
Short-term debt	652,947	281,199	371,748
Trade and other payables	930,027	825,923	104,104
Customer prepayments and deferred revenue	258,828	147,225	111,603
Commodity derivative liabilities – current	137,168	78,702	58,466
Current maturities of long-term debt	112,029	106,255	5,774
Accrued taxes	23,439	97,215	(73,776)
Accrued expenses and other current liabilities	206,069	173,215	32,854
Total current liabilities from continuing operations	$2,320,507	$1,709,734	$610,773
Working Capital from Continuing Operations	$944,720	$762,099	$182,621

Current assets from continuing operations as of September 30, 2022 increased $793.4 million in comparison to those as of September 30, 2021. This increase was noted mainly in accounts receivable, inventories and current commodity derivative assets. The increases in those accounts can largely be attributed to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business from the same period of the
The Andersons, Inc. | Q3 2022 Form 10-Q | 33

prior year. The Company also opened new merchandising offices in the second half of the prior year which is contributing to the increase in working capital as there is a substantial volume of commodities held in that business in 2022.

Current liabilities from continuing operations increased $610.8 million across all financial statement line items when compared to the prior year. The increase was driven by short-term debt, trade and other payables, customer prepayments and deferred revenue, and current commodity derivative liabilities. These accounts were driven higher from the prior year as a result of higher working capital needs from the significant increase in agricultural commodity prices and the opening of the new merchandising offices in the second half of prior year.

Sources and Uses of Cash

	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(153,370)	$119,067
Net cash provided by investing activities	2,919	519,523
Net cash provided by (used in) financing activities	75,489	(450,647)

Operating Activities
Our operating activities used cash of $153.4 million and provided cash of $119.1 million in the first nine months of 2022 and 2021, respectively. The increase in cash used was primarily due to the increased working capital needs, as discussed above, driven by significant increases in agricultural commodity prices and the new merchandising locations that were opened in the second half of 2021. When the changes in operating assets and liabilities are removed, cash provided by operating activities was slightly lower than prior year due to the timing of tax refunds and credits in the first quarter of 2021.

Investing Activities
Investing activities provided cash of $2.9 million through the first nine months of 2022 compared to cash provided of $519.5 million in the prior period. The decrease from the prior period was a result of the sale of the Rail Leasing business that provided cash of $543 million in the prior year which was partially offset by $56 million in proceeds associated to the sale of the Rail Repair business in the current year. The Company has now sold substantially all of the remaining pieces of its legacy Rail segment.
Purchases of property, plant and equipment were approximately $20 million higher than the prior year and we expect to invest approximately $100 million in property, plant and equipment in 2022 related to continuing operations.

Financing Activities
Financing activities provided cash of $75.5 million and used cash of $450.6 million for the nine months ended September 30, 2022 and 2021, respectively. This increase from the prior year was due to the significant increase in agricultural commodity prices from the prior period and the related need for short-term borrowings. The Company's short-term debt balance of $652.9 million is highly correlated to the balance of readily marketable inventories of $1,167.0 million as of September 30, 2022.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,978.6 million in borrowing capacity. Of the total capacity, $328.6 million is non-recourse to the Company. As of September 30, 2022, the Company had $1,302.6 million available for borrowing with $230.4 million of that total being non-recourse to the Company.

The Company paid $18.3 million in dividends in the first nine months of 2022 compared to $17.5 million in the prior period. The Company paid dividends of $0.180 and $0.175 per common share in January, April and September of 2022 and 2021, respectively. On August 19, 2022, the Company declared a cash dividend of $0.180 per common share payable on October 21, 2022 to shareholders of record on October 3, 2022.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and a minimum ratio of owner's equity. The Company has concluded that in relation to the $65.2 million non-recourse credit agreement associated with the ELEMENT operations, it was out of compliance regarding the minimum working capital covenant as of August 31, 2022, and is virtually certain to be out of compliance for an owner's equity ratio covenant within the next 12 months. As these covenants have yet to be cured or waived, the Company classified the total $65.2 million of non-recourse debt under the ELEMENT credit agreement as a current maturity of long-term debt as of September 30, 2022. The Company is in compliance with all other covenants as of September 30, 2022. In addition, certain of our long-term borrowings
The Andersons, Inc. | Q3 2022 Form 10-Q | 34

are collateralized by first mortgages on various facilities. Our non-recourse long-term debt is collateralized by ethanol plant assets.

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

At September 30, 2022, the Company had standby letters of credit outstanding of $3.4 million.
The Andersons, Inc. | Q3 2022 Form 10-Q | 35

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes in market risk, specifically commodity and interest rate risk during the nine months ended September 30, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q3 2022 Form 10-Q | 36

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2021 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Except as presented below, there were no other significant changes in the Company’s risk factors during the quarter ended September 30, 2022.

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
The Andersons, Inc. | Q3 2022 Form 10-Q | 37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2022	—	$—	—	$100,000,000
August 2022	2,595	36.89	2,595	99,904,266
September 2022	228,920	33.22	228,920	92,298,912
Total	231,515	$33.26	231,515	$92,298,912
(1) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of September 30, 2022, $7.7 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

The Andersons, Inc. | Q3 2022 Form 10-Q | 38

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: November 3, 2022	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: November 3, 2022	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q3 2022 Form 10-Q | 39