Form 10-Q
period 2023-03-31
Andersons, Inc.
filed 2023-05-04
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 03/31/2023

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

The registrant had 33,732,414 common shares outstanding at April 21, 2023.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2023	2022
Sales and merchandising revenues	$3,881,238	$3,977,954
Cost of sales and merchandising revenues	3,733,227	3,858,419
Gross profit	148,011	119,535
Operating, administrative and general expenses	117,235	101,987
Asset impairment	87,156	—
Interest expense, net	16,625	10,859
Other income, net	8,004	3,918
Income (loss) before income taxes from continuing operations	(65,001)	10,607
Income tax provision (benefit) from continuing operations	(5,884)	4,103
Net income (loss) from continuing operations	(59,117)	6,504
Loss from discontinued operations, net of income taxes	—	(554)
Net income (loss)	(59,117)	5,950
Net income (loss) attributable to noncontrolling interests	(44,367)	447
Net income (loss) attributable to The Andersons, Inc.	$(14,750)	$5,503

Average number of shares outstanding - basic	33,622	33,738
Average number of share outstanding - diluted	33,622	34,279

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$(0.44)	$0.18
Discontinued operations	—	(0.02)
	$(0.44)	$0.16
Diluted earnings (loss):
Continuing operations	$(0.44)	$0.18
Discontinued operations	—	(0.02)
	$(0.44)	$0.16
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2023 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
Net income (loss)	$(59,117)	$5,950
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(188)	(159)
Foreign currency translation adjustments	767	98
Cash flow hedge activity	(4,796)	12,422
Other comprehensive income (loss)	(4,217)	12,361
Comprehensive income (loss)	(63,334)	18,311
Comprehensive income (loss) attributable to the noncontrolling interests	(44,367)	447
Comprehensive income (loss) attributable to The Andersons, Inc.	$(18,967)	$17,864
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2023 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,853	$115,269	$36,381
Accounts receivable, net	1,125,071	1,248,878	1,050,259
Inventories (Note 2)	1,551,101	1,731,725	1,950,303
Commodity derivative assets – current (Note 5)	222,036	295,588	769,916
Current assets held-for-sale	—	2,871	20,255
Other current assets	81,407	71,622	113,589
Total current assets	3,050,468	3,465,953	3,940,703
Other assets:
Goodwill	129,342	129,342	129,342
Other intangible assets, net	95,134	100,907	111,055
Right of use assets, net	59,209	61,890	51,821
Other assets held-for-sale	—	—	45,264
Other assets, net	89,174	87,175	92,506
Total other assets	372,859	379,314	429,988
Property, plant and equipment, net (Note 3)	678,717	762,729	772,245
Total assets	$4,102,044	$4,607,996	$5,142,936
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$638,210	$272,575	$1,449,768
Trade and other payables	768,872	1,423,633	741,124
Customer prepayments and deferred revenue	309,546	370,524	384,723
Commodity derivative liabilities – current (Note 5)	107,983	98,519	216,836
Current maturities of long-term debt (Note 4)	85,567	110,155	54,158
Current liabilities held-for-sale	—	—	10,200
Accrued expenses and other current liabilities	202,133	245,916	205,958
Total current liabilities	2,112,311	2,521,322	3,062,767
Long-term lease liabilities	35,727	37,147	31,419
Long-term debt, less current maturities (Note 4)	486,892	492,518	571,181
Deferred income taxes	54,391	64,080	68,437
Other long-term liabilities held-for-sale	—	—	14,738
Other long-term liabilities	66,311	63,160	77,173
Total liabilities	2,755,632	3,178,227	3,825,715
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,064 shares issued for all periods presented)	142	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	377,768	385,248	375,794
Treasury shares, at cost (289, 446 and 61 shares at 3/31/2023, 12/31/2022 and 3/31/2022, respectively)	(11,006)	(15,043)	(2,265)
Accumulated other comprehensive income	16,267	20,484	13,555
Retained earnings	786,420	807,770	701,799
Total shareholders’ equity of The Andersons, Inc.	1,169,591	1,198,601	1,089,025
Noncontrolling interests	176,821	231,168	228,196
Total equity	1,346,412	1,429,769	1,317,221
Total liabilities and equity	$4,102,044	$4,607,996	$5,142,936
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2023 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended March 31,
	2023	2022
Operating Activities
Net income (loss) from continuing operations	$(59,117)	$6,504
Loss from discontinued operations, net of income taxes	—	(554)
Net income (loss)	(59,117)	5,950
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	32,220	34,377
Bad debt expense, net	—	1,255
Stock-based compensation expense	2,596	1,818
Deferred federal income tax	(8,051)	(6,947)
Asset impairment	87,156	—
Other	3,225	3,048
Changes in operating assets and liabilities:
Accounts receivable	125,113	(215,012)
Inventories	178,010	(136,820)
Commodity derivatives	83,148	(277,761)
Other current and non-current assets	(17,543)	(38,810)
Payables and other current and non-current liabilities	(760,292)	(446,096)
Net cash used in operating activities	(333,535)	(1,074,998)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(25,470)	(20,722)
Purchases of investments	—	(1,333)
Purchases of Rail assets	—	(3,186)
Proceeds from sale of Rail assets	2,871	248
Other	2,792	72
Net cash used in investing activities	(19,807)	(24,921)
Financing Activities
Net receipts under short-term lines of credit	363,619	796,209
Proceeds from issuance of short-term debt	—	350,000
Payments of short-term debt	—	(200,000)
Payments of long-term debt	(30,251)	(7,566)
Contributions from noncontrolling interest owner	—	2,450
Distributions to noncontrolling interest owner	(9,980)	(9,980)
Payments of debt issuance costs	(5)	(7,310)
Dividends paid	(6,279)	(6,144)
Proceeds from exercises of stock options	—	5,024
Common stock repurchased	(1,671)	—
Value of shares withheld for taxes	(6,616)	(3,319)
Other	—	393
Net cash provided by financing activities	308,817	919,757
Effect of exchange rates on cash and cash equivalents	109	99
Decrease in cash and cash equivalents	(44,416)	(180,063)
Cash and cash equivalents at beginning of period	115,269	216,444
Cash and cash equivalents at end of period	$70,853	$36,381
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q1 2023 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					5,503	447	5,950
Other comprehensive income				10,822			10,822
Amounts reclassified from Accumulated other comprehensive income				1,539			1,539
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (59 shares)	2	7,145	(2,322)				4,825
Dividends declared ($0.180 per common share)					(6,089)		(6,089)
Restricted share award dividend equivalents		54	320		(374)		—
Balance at March 31, 2022	$142	$375,794	$(2,265)	$13,555	$701,799	$228,196	$1,317,221

Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income (loss)					(14,750)	(44,367)	(59,117)
Other comprehensive income (loss)				(1,884)			(1,884)
Amounts reclassified from Accumulated other comprehensive income				(2,333)			(2,333)
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (201) shares)		(8,087)	5,543				(2,544)
Purchase of treasury shares (49 shares)			(1,671)				(1,671)
Dividends declared ($0.185 per common share)					(6,240)		(6,240)
Restricted share award dividend equivalents		607	165		(360)		412
Balance at March 31, 2023	$142	$377,768	$(11,006)	$16,267	$786,420	$176,821	$1,346,412
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q1 2023 Form 10-Q | 5

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

During the third quarter of 2021, substantially all of the assets and liabilities of the Rail segment were classified as held-for-sale in the accompanying Condensed Consolidated Balance Sheets as the Company executed a definitive agreement to sell the Rail Leasing business and announced its intent to sell the remaining Rail Repair business, which was subsequently sold in 2022. These transactions effectively constitute the entirety of what has historically been included in the Rail reportable segment. Therefore, the associated operating results, net of income tax, have been classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations for all periods presented. Throughout this Quarterly Report on Form 10-Q, with the exception of the Condensed Consolidated Statements of Cash Flows, Condensed Consolidated Statements of Equity and unless otherwise indicated, amounts and activity are presented on a continuing operations basis.

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. An unaudited Condensed Consolidated Balance Sheet as of March 31, 2022 has been included as the Company operates in several seasonal industries.
The Condensed Consolidated Balance Sheet data at December 31, 2022 was derived from the audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in The Andersons, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

The Andersons, Inc. | Q1 2023 Form 10-Q | 6

2. Inventories

Major classes of inventories are presented below. Readily Marketable Inventories ("RMI") are agricultural commodity inventories such as corn, soybeans, wheat, and ethanol co-products, among others, carried at net realizable value which approximates fair value based on their commodity characteristics, widely available market information, and pricing mechanisms. The net realizable value of RMI is calculated as the fair value (spot price of the commodity in an exchange), less cost of disposal and transportation based on the local market. All other inventories are held at lower of cost or net realizable value.

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Grain and other agricultural products (a)	$1,112,155	$1,326,531	$1,435,763
Energy inventories (a)	17,641	21,084	17,529
Ethanol and co-products (a)	147,275	156,341	193,303
Plant nutrients and cob products	274,030	227,769	303,708
Total inventories	$1,551,101	$1,731,725	$1,950,303
(a) Includes RMI of $1,085.7 million, $1,308.8 million and $1,413.5 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Land	$38,000	$38,689	$39,183
Land improvements and leasehold improvements	91,503	92,084	91,061
Buildings and storage facilities	362,451	364,721	369,850
Machinery and equipment	917,269	980,159	946,352
Construction in progress	48,158	41,429	23,512
	1,457,381	1,517,082	1,469,958
Less: accumulated depreciation	778,664	754,353	697,713
Property, plant and equipment, net	$678,717	$762,729	$772,245

Depreciation expense on property, plant and equipment used in continuing operations was $26.2 million and $28.3 million for the three months ended March 31, 2023 and 2022, respectively.

The Company recorded a $87.2 million impairment charge for the three months ended March 31, 2023 related to ELEMENT, LLC ("ELEMENT"), the Company's joint venture ethanol plant within the Renewables segment. The plant has faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. As the Company owns 51% of ELEMENT, the Company consolidates the results of ELEMENT and 49% of the impairment charge will be represented in Net loss attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations.

The Andersons, Inc. | Q1 2023 Form 10-Q | 7

4. Debt

Short-term and long-term debt at March 31, 2023, December 31, 2022 and March 31, 2022 consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Short-term debt – non-recourse	$100,228	$81,475	$148,216
Short-term debt – recourse	537,982	191,100	1,301,552
Total short-term debt	$638,210	$272,575	$1,449,768

Current maturities of long-term debt – non-recourse	$63,176	$63,815	$7,959
Current maturities of long-term debt – recourse	22,391	46,340	46,199
Total current maturities of long-term debt	$85,567	$110,155	$54,158

Long-term debt, less: current maturities – non-recourse	$285	$414	$62,675
Long-term debt, less: current maturities – recourse	486,607	492,104	508,506
Total long-term debt, less: current maturities	$486,892	$492,518	$571,181

The total borrowing capacity of the Company's lines of credit at March 31, 2023, was $1,991.8 million of which the Company had a total of $1,294.9 million available for borrowing under its lines of credit. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of March 31, 2023, December 31, 2022 and March 31, 2022, the estimated fair value of long-term debt, including the current portion, was $569.0 million, $595.7 million and $633.9 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

As part of the Company's ongoing covenant monitoring process, the Company determined that ELEMENT was out of compliance with its working capital covenant as of January 31, 2023, and is also out of compliance with an owner's equity ratio covenant as of March 31, 2023. In addition, ELEMENT did not make its required February 2023 debt payment and subsequently received a default notice from the lender on February 17, 2023. As such, the $62.8 million of non-recourse debt associated with ELEMENT continues to be classified in Current maturities of long-term debt as of March 31, 2023. On April 18, 2023, ELEMENT was placed into receivership.

The Company is in compliance with all other financial covenants as of March 31, 2023.

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
The Andersons, Inc. | Q1 2023 Form 10-Q | 8

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

The following table presents at March 31, 2023, December 31, 2022 and March 31, 2022, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Cash collateral paid	$9,075	$64,530	$409,743
Fair value of derivatives	23,040	(10,014)	(144,937)
Net derivative asset position	$32,115	$54,516	$264,806

The Andersons, Inc. | Q1 2023 Form 10-Q | 9

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	March 31, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$284,879	$4,175	$13,431	$74	$302,559
Commodity derivative liabilities	(71,918)	(1,024)	(121,414)	(2,384)	(196,740)
Cash collateral paid	9,075	—	—	—	9,075
Balance sheet line item totals	$222,036	$3,151	$(107,983)	$(2,310)	$114,894

	December 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$325,762	$1,796	$18,426	$686	$346,670
Commodity derivative liabilities	(94,704)	(149)	(116,945)	(1,484)	(213,282)
Cash collateral paid	64,530	—	—	—	64,530
Balance sheet line item totals	$295,588	$1,647	$(98,519)	$(798)	$197,918

	March 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$637,947	$15,860	$34,798	$1,264	$689,869
Commodity derivative liabilities	(276,874)	(848)	(252,534)	(5,759)	(536,015)
Cash collateral paid	408,843	—	900	—	409,743
Balance sheet line item totals	$769,916	$15,012	$(216,836)	$(4,495)	$563,597

The net pre-tax gains and losses on commodity derivatives not designated as hedging instruments are included in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$(27,568)	$33,998

The Andersons, Inc. | Q1 2023 Form 10-Q | 10

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at March 31, 2023, December 31, 2022 and March 31, 2022:

	March 31, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	572,079	—	—
Soybeans	50,184	—	—
Wheat	101,663	—	—
Oats	31,658	—	—
Ethanol	—	200,591	—
Dried distillers grain	—	—	399
Soybean meal	—	—	367
Other	10,237	44,120	1,966
Subtotal	765,821	244,711	2,732
Exchange traded:
Corn	184,766	—	—
Soybeans	76,365	—	—
Wheat	83,618	—	—
Oats	1,125	—	—
Ethanol	—	69,972	—
Propane	—	45,402	—
Other	—	1,134	551
Subtotal	345,874	116,508	551
Total	1,111,695	361,219	3,283

	December 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	567,405	—	—
Soybeans	56,608	—	—
Wheat	102,716	—	—
Oats	24,710	—	—
Ethanol	—	178,935	—
Dried distillers grain	—	—	570
Soybean meal	—	—	449
Other	10,054	44,547	2,029
Subtotal	761,493	223,482	3,048
Exchange traded:
Corn	170,280	—	—
Soybeans	46,380	—	—
Wheat	111,567	—	—
Oats	365	—	—
Ethanol	—	94,206	—
Propane	—	47,208	—
Other	—	588	581
Subtotal	328,592	142,002	581
Total	1,090,085	365,484	3,629

The Andersons, Inc. | Q1 2023 Form 10-Q | 11

	March 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	722,719	—	—
Soybeans	133,043	—	—
Wheat	102,690	—	—
Oats	45,967	—	—
Ethanol	—	214,513	—
Dried distillers grain	—	—	435
Soybean meal	—	—	550
Other	8,697	24,565	3,078
Subtotal	1,013,116	239,078	4,063
Exchange traded:
Corn	267,135	—	—
Soybeans	86,410	—	—
Wheat	78,500	—	—
Oats	1,815	—	—
Ethanol	—	47,082	—
Propane	—	13,356	—
Other	110	1,470	547
Subtotal	433,970	61,908	547
Total	1,447,086	300,986	4,610

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

At March 31, 2023, December 31, 2022 and March 31, 2022, the Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$4,260	$(3,124)	$1,330
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$8,265	$8,759	$805
Interest rate contracts included in Other assets	16,779	22,641	10,223
Interest rate contracts included in Accrued expenses and other current liabilities	—	—	(1,596)
Interest rate contracts included in Other long-term liabilities	(61)	—	—

The Andersons, Inc. | Q1 2023 Form 10-Q | 12

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$(6,407)	$16,540
Interest rate derivative gains (losses) included in Interest expense, net	2,105	(1,443)

Outstanding interest rate derivatives, as of March 31, 2023, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2019	2025	$98.4	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$49.2	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$49.2	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2024	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%

The Andersons, Inc. | Q1 2023 Form 10-Q | 13

6. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Revenues under ASC 606	$738,978	$677,856
Revenues under ASC 815	3,142,260	3,300,098
Total revenues	$3,881,238	$3,977,954

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line for the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$69,997	$69,997
Primary nutrients	—	—	64,750	64,750
Products and co-products	88,966	394,609	—	483,575
Propane	76,523	—	—	76,523
Other	12,590	2,348	29,195	44,133
Total	$178,079	$396,957	$163,942	$738,978

	Three months ended March 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$93,268	$93,268
Primary nutrients	—	—	89,882	89,882
Products and co-products	107,871	232,694	—	340,565
Propane	114,503	—	—	114,503
Other	11,531	1,215	26,892	39,638
Total	$233,905	$233,909	$210,042	$677,856

Substantially all of the Company's revenues accounted for under ASC 606 during the three months ended March 31, 2023 and 2022, respectively, are recorded at a point in time instead of over time.

Contract balances

The balances of the Company’s contract liabilities were $118.4 million and $55.4 million as of March 31, 2023 and December 31, 2022, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season.

The Andersons, Inc. | Q1 2023 Form 10-Q | 14

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

For the three months ended March 31, 2023, the Company recorded an income tax benefit from continuing operations of $5.9 million. The Company's effective tax rate was 9.1% on a loss before taxes from continuing operations of $65.0 million. The difference between the 9.1% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, state and local income taxes and nondeductible compensation. During the three months ended March 31, 2023, a discrete income tax benefit of $12.0 million was recorded on a loss before taxes of $94.7 million related to the impairment charge associated with ELEMENT and current year operations as the Company is unable to reliably estimate an ordinary loss for the year due to debt and operational constraints at ELEMENT.

For the three months ended March 31, 2022, the Company recorded income tax expense from continuing operations of $4.1 million. The Company’s effective tax rate was 38.7% on income from continuing operations of $10.6 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities, state and local income taxes, and nondeductible compensation offset by the effect of noncontrolling interest and Federal Research and Development Credits.

The Andersons, Inc. | Q1 2023 Form 10-Q | 15

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Currency Translation Adjustment
Beginning balance	$(8,203)	$5,631
Other comprehensive income (loss) before reclassifications	767	98
Tax effect	—	—
Other comprehensive income (loss), net of tax	767	98
Ending balance	$(7,436)	$5,729
Hedging Adjustment
Beginning balance	$23,546	$(5,335)
Other comprehensive income (loss) before reclassifications	(4,302)	10,712
Amounts reclassified from AOCI (a)	(2,105)	2,279
Tax effect	1,611	(569)
Other comprehensive income (loss), net of tax	(4,796)	12,422
Ending balance	$18,750	$7,087
Pension and Other Postretirement Adjustment
Beginning balance	$4,883	$640
Other comprehensive income (loss) before reclassifications	(14)	12
Amounts reclassified from AOCI (b)	(228)	(228)
Tax effect	54	57
Other comprehensive income (loss), net of tax	(188)	(159)
Ending balance	$4,695	$481
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258
Other comprehensive income (loss), net of tax	—	—
Ending balance	$258	$258

Total AOCI Ending Balance	$16,267	$13,555
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q1 2023 Form 10-Q | 16

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended March 31,
	2023	2022
Numerator:
Net income (loss) from continuing operations	$(59,117)	$6,504
Net income (loss) attributable to noncontrolling interests(a)	(44,367)	447
Net income (loss) attributable to The Andersons Inc. common shareholders from continuing operations	$(14,750)	$6,057

Loss from discontinued operations, net of income taxes	$—	$(554)

Denominator:
Weighted average shares outstanding – basic	33,622	33,738
Effect of dilutive awards	—	541
Weighted average shares outstanding – diluted	33,622	34,279

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$(0.44)	$0.18
Discontinued operations	—	(0.02)
	$(0.44)	$0.16
Diluted earnings (loss):
Continuing operations	$(0.44)	$0.18
Discontinued operations	—	(0.02)
	$(0.44)	$0.16
(a) All net income (loss) attributable to noncontrolling interests is within continuing operations of the Company.

The Andersons, Inc. | Q1 2023 Form 10-Q | 17

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2023, December 31, 2022 and March 31, 2022:

(in thousands)	March 31, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$32,115	$82,779	$—	$114,894
Provisionally priced contracts (b)	(16,187)	(52,150)	—	(68,337)
Convertible preferred securities (c)	—	—	15,410	15,410
Other assets and liabilities (d)	8,357	24,983	—	33,340
Total	$24,285	$55,612	$15,410	$95,307

(in thousands)	December 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,516	$143,402	$—	$197,918
Provisionally priced contracts (b)	(20,960)	(115,377)	—	(136,337)
Convertible preferred securities (c)	—	—	16,278	16,278
Other assets and liabilities (d)	(209)	31,400	—	31,191
Total	$33,347	$59,425	$16,278	$109,050

(in thousands)	March 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$264,806	$298,791	$—	$563,597
Provisionally priced contracts (b)	47,505	(42,698)	—	4,807
Convertible preferred securities (c)	—	—	15,905	15,905
Other assets and liabilities (d)	4,677	9,432	—	14,109
Total	$316,988	$265,525	$15,905	$598,418
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

The Andersons, Inc. | Q1 2023 Form 10-Q | 18

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2023	2022
Assets at January 1,	$16,278	$11,618
Purchases of additional investments	—	3,883
Gains included in Other income, net	802	404
Proceeds from investments	(1,670)	—
Assets at March 31,	$15,410	$15,905

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of March 31, 2023, December 31, 2022 and March 31, 2022:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,410	$16,278	$15,905	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Valuation Method	Unobservable Input	Weighted Average
Grain Assets (a)	$—	$9,000	$—	Third party appraisal	Various	N/A
Ethanol Plant Assets (b)	$41,673	$—	$—	Various	Various	N/A
(a) The Company recognized impairment charges on a Nebraska grain asset. The fair value of the asset was determined using third-party appraisals. These measures are considered Level 3 inputs on a nonrecurring basis.
(b) The Company recognized impairment charges on ELEMENT ethanol plant assets in Colwich, Kansas. The fair value of the assets was determined by a third-party consultant using a discounted cash flow method and a market approach. Both of these methods were given probability weightings based on management's assessment of the ethanol plant's future operations to arrive at the fair value of the ethanol plant assets. The discounted cash flow model is determined by discounting the projected free cash flows using an appropriate discount rate. Key assumptions in the projections of future cash flows used in the consultant's model included input costs (corn, natural gas, etc.), production days, and co-product premiums. The market approach analyzed enterprise value to ethanol production capacity multiples for a group of guideline public companies as well as recent mergers and acquisition transactions. Using these multiples as a baseline, the consultant applied selected multiples to the ELEMENT plant production capacity to arrive at an indicated fair value. These measures are considered Level 3 inputs on a nonrecurring basis.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | Q1 2023 Form 10-Q | 19

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholders of the Company's Renewables operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Sales of products	$74,951	$86,149
Purchases of products	15,702	26,427

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Accounts receivable	$10,350	$12,272	$18,539
Accounts payable	2,800	7,070	3,371

12. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces ethanol and co-products through its five co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Nutrient & Industrial (formerly Plant Nutrient) business manufactures and distributes plant nutrient products such as agricultural inputs, primarily fertilizers and turf care products along with industrial products such as deicers, dust abatement solutions and corncob-based products. The segment was rebranded in 2023 to reflect the portfolio of market offerings in the segment. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenues.

	Three months ended March 31,
(in thousands)	2023	2022
Revenues from external customers
Trade	$2,877,780	$3,084,681
Renewables	839,516	683,231
Nutrient & Industrial	163,942	210,042
Total	$3,881,238	$3,977,954

	Three months ended March 31,
(in thousands)	2023	2022
Income (loss) before income taxes from continuing operations
Trade	$39,364	$3,669
Renewables (a)	(82,513)	5,962
Nutrient & Industrial	(10,438)	10,743
Other	(11,414)	(9,767)
Income (loss) before income taxes from continuing operations	$(65,001)	$10,607
(a) Includes income (loss) attributable to noncontrolling interests of $(44.4) million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The Andersons, Inc. | Q1 2023 Form 10-Q | 20

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

14. Subsequent Events

On April 3, 2023, The Andersons, Inc. entered into an unsecured Term Loan Agreement (the "Loan Agreement"). The Loan Agreement provides for an 8-year loan in the amount of $100 million, with quarterly principal and interest payments. The Loan Agreement will bear interest at variable rates, which are based on the Secured Overnight Financing Rate ("SOFR") plus an applicable spread.

On April 18, 2023, ELEMENT was placed into receivership. ELEMENT is currently in an extended maintenance shutdown and future operating decisions will be made by the court-appointed receiver. As ELEMENT is consolidated under a VIE model, being placed into receivership led to a VIE reconsideration event where the Company expects to no longer be deemed to be the primary beneficiary of ELEMENT. As a result, the entity will be deconsolidated in the second quarter of 2023 and is expected to result in a gain on deconsolidation in an amount unknown at this time.

The Andersons, Inc. | Q1 2023 Form 10-Q | 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements which relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by these forward-looking statements. Such factors include, but are not limited to, the effects of economic, weather and agricultural conditions, regulatory conditions, competition globally and in the markets the Company serves, the ongoing economic impacts from the war in Ukraine, fluctuations in cost and availability of commodities, the effectiveness of the Company's internal control over financial reporting and the unpredictability of existing and possible future litigation. However, it is not possible to predict or identify all such factors. The reader is urged to carefully consider these risks and others, including those risk factors listed under Item 1A of the 2022 Form 10-K. In some cases, the reader can identify forward-looking statements by terminology such as may, anticipates, believes, estimates, predicts, or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These forward-looking statements relate only to events as of the date on which the statements are made and the Company undertakes no obligation, other than any imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2022 Form 10-K, have not materially changed through the first quarter of 2023.

Executive Overview

Our operations are organized, managed and classified into three reportable business segments: Trade, Renewables and Nutrient & Industrial. Each of these segments is generally based on the nature of products and services offered and aligns with the management structure.

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

The Company has considered the potential impact that the book value of the Company’s total shareholders’ equity briefly exceeded the Company’s market capitalization at the beginning of the first quarter for impairment indicators. Management ultimately concluded that an impairment triggering event had not occurred. The Company believes that the January share price was not an accurate reflection of its current value as conditions are currently strong in the agriculture space with a positive long-term outlook. Management believes that the market’s impact on the Company’s equity value does not actually reflect the impact of these external factors on the Company. As a result of prior period tests, reviews of current operating results and other relevant market factors, the Company concluded that no impairment trigger existed as of March 31, 2023.

Trade

The Trade segment’s first quarter operating results improved from the prior year as the segment benefited from good elevation margins in its assets, and strong merchandising results across the portfolio. Its well-positioned animal feed ingredients and organic food and specialty inventories also generated good margins, particularly in its newly acquired ingredients business based in Canada. All three lines of business within the segment exceeded the first quarter of prior year, which was negatively impacted by significant domestic basis depreciation as a result of the war in Ukraine.

Agricultural inventories on hand were 99.6 million and 188.9 million bushels at March 31, 2023 and March 31, 2022, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 180 million bushels at March 31, 2023, which was comparable to the prior year.
The Andersons, Inc. | Q1 2023 Form 10-Q | 22

As the spring planting season gets underway in the Midwest, commodity prices have moderated from the highs of last spring but stocks remain relatively low from a historical perspective. With a balanced portfolio of merchandising and grain assets, the Company is well-positioned to optimize both volatility and crop dislocation as well as a potential shift with larger production and carry markets.

Renewables

The Renewables segment's first quarter operating results decreased from the prior year as the Company took an impairment charge on the ELEMENT joint venture, which was placed into receivership following the end of the quarter. Ethanol crush margins were challenged moving into the year, but rallied late in the quarter during the spring maintenance season, as driving demand has picked up and corn prices have moderated. The merchandising businesses including renewable diesel feedstocks continue to deliver solid results, but were impacted by lower values, partially due to delays in renewable diesel plant startups.

Our eastern corn belt production facilities remain well-positioned for corn supply and ethanol crush margins have strengthened further after the close of the quarter. Renewable diesel production capacity should continue to increase leading to further demand and growth in our feedstock merchandising business.

Ethanol and related co-products volumes for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Ethanol (gallons shipped)	186,566	197,318
E-85 (gallons shipped)	9,519	6,715
Vegetable oils (pounds shipped) (a)	261,655	163,920
DDG (tons shipped) (b)	529	501
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

Nutrient & Industrial

The Nutrient & Industrial segment's first quarter operating results decreased from the record prior year results. Nutrient prices continued to decline during the quarter which led customers to delay purchases in the current year. In contrast, nutrient prices rose to historical levels after the onset of the war in Ukraine in 2022 leading to record first quarter results in the segment. With strong farmer income and planted acres anticipated to be high, second quarter volumes are expected to improve, but some of the margin decline is not likely to be recovered.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 447 thousand tons for dry nutrients and approximately 512 thousand tons for liquid nutrients at March 31, 2023, which is similar to the prior year.

Tons of product sold for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Ag Supply Chain	170	157
Specialty Liquids	82	92
Engineered Granules	63	107
Total tons	315	356

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

The Andersons, Inc. | Q1 2023 Form 10-Q | 23

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.

Comparison of the three months ended March 31, 2023 with the three months ended March 31, 2022 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended March 31, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,877,780	$839,516	$163,942	$—	$3,881,238
Cost of sales and merchandising revenues	2,760,602	823,713	148,912	—	3,733,227
Gross profit	117,178	15,803	15,030	—	148,011
Operating, administrative and general expenses	71,980	8,904	24,132	12,219	117,235
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	11,817	3,097	2,182	(471)	16,625
Other income, net	5,983	841	846	334	8,004
Income (loss) before income taxes from continuing operations	$39,364	$(82,513)	$(10,438)	$(11,414)	$(65,001)
Income (loss) before income taxes attributable to the noncontrolling interests	—	(44,367)	—	—	(44,367)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$39,364	$(38,146)	$(10,438)	$(11,414)	$(20,634)

	Three months ended March 31, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$3,084,681	$683,231	$210,042	$—	$3,977,954
Cost of sales and merchandising revenues	3,017,062	668,040	173,317	—	3,858,419
Gross profit	67,619	15,191	36,725	—	119,535
Operating, administrative and general expenses	59,543	7,890	25,325	9,229	101,987
Interest expense (income), net	8,187	1,767	1,461	(556)	10,859
Other income (expense), net	3,780	428	804	(1,094)	3,918
Income (loss) before income taxes from continuing operations	$3,669	$5,962	$10,743	$(9,767)	$10,607
Income (loss) before income taxes attributable to the noncontrolling interests	—	447	—	—	447
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$3,669	$5,515	$10,743	$(9,767)	$10,160

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

The Andersons, Inc. | Q1 2023 Form 10-Q | 24

Trade

Operating results for the Trade segment increased by $35.7 million from the prior year. Sales and merchandising revenues decreased by $206.9 million and cost of sales and merchandising revenues decreased by $256.5 million for an increased gross profit impact of $49.6 million. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues can be equally attributed to decreases in both commodity prices and volumes, as the war in Ukraine resulted in sharp price increases in the prior year and the rising interest rate environment in the current year has led to closer monitoring of working capital levels resulting in lower volumes of commodities traded. The $49.6 million increase in gross profit was mainly related to the performance of both the assets and merchandising businesses. The asset-based business contributed approximately $24 million to gross profit as it recorded approximately $17 million worth of insurance proceeds and receivables during the quarter from a fire at a Michigan grain asset in December of 2022, combined with the basis depreciation triggered by the war in Ukraine in the prior year that did not recur in 2023. The merchandising business contributed approximately $20 million to gross profit as well-positioned inventories generated strong margins.

Operating, administrative and general expenses increased by $12.4 million from the same period of prior year. The increase from the prior year is primarily related to approximately $6.2 million of higher labor, benefits and incentives, with about half from business growth and half from wage inflation. Trade also incurred an additional $3.5 million in insurable clean-up costs in the current quarter related to a fire at a Michigan grain asset.

Interest expense increased by $3.6 million due to rising interest rates on the Company's short-term line of credit compared to the prior year.

Other income, net increased by $2.2 million from the same period of 2022. The increase was primarily attributable to foreign currency losses of $1.6 million that did not recur in 2023.

Renewables

Operating results for Renewables decreased by $43.7 million from the same period of prior year. Sales and merchandising revenues increased by $156.3 million and cost of sales and merchandising revenues increased by $155.7 million compared to prior year. As a result, gross profit was comparable to the prior year. The vast majority of the increase to sales and merchandising revenues and cost of sales and merchandising revenues is the result of increased ethanol and renewable feedstock volumes as the price of these commodities were consistent with the prior period. Although gross profit remained consistent from the prior period, the ethanol plants and third-party merchandising businesses performed slightly lower than prior year from weaker ethanol crush margins and higher input costs which was offset by an improvement of unrealized mark-to-market adjustments from the prior year.

Operating, administrative and general expenses increased by $1.0 million from the prior year as a result of increased labor expenses and higher contracted services costs.

An asset impairment charge of $87.2 million related to the ELEMENT ethanol plant in Colwich, Kansas was recorded in the current year. As ELEMENT is a consolidated subsidiary of the Company, the entire impairment charge is represented in Asset impairment. The portion of the charge attributable to the noncontrolling interest is approximately $44.4 million which is captured in Loss before income taxes attributable to the noncontrolling interests within the Condensed Consolidated Statements of Operations.

Interest expense increased by $1.3 million due to rising interest rates on the Company's short-term line of credit compared to the prior year.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment decreased by $21.2 million compared to record results in the same period of the prior year. Sales and merchandising revenues decreased $46.1 million and cost of sales and merchandising revenues decreased by $24.4 million resulting in decreased gross profit of $21.7 million. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was mainly due to the reset of fertilizer prices from the record high prices resulting from an already tight supply market and exaggerated by the war in Ukraine in the first quarter of 2022. In addition to a decrease in fertilizer prices of almost 60%, volumes are also down approximately 10% as customers continue to be patient making purchases in a market of falling prices and wet weather through the first quarter of 2023. Gross profit decreased year-over-year by approximately $16.8 million due to margin decreases and $4.9 million from decreases in sales volumes.
The Andersons, Inc. | Q1 2023 Form 10-Q | 25

Operating, administrative and general expenses decreased by $1.2 million mainly due to reduced incentive compensation when compared to the record first quarter results in the prior year.

Interest expense increased by $0.7 million due to due to rising interest rates on the Company's short-term line of credit compared to the prior year.

Other

Other expenses increased by $1.6 million from the same period last year. The increase in expenses was primarily driven by $1.2 million of higher health insurance claims from the Company's self-funded medical insurance plan in the current year.

Income Taxes

For the three months ended March 31, 2023, the Company recorded an income tax benefit from continuing operations of $5.9 million. The Company's effective tax rate was 9.1% on a loss before taxes from continuing operations of $65.0 million. The difference between the 9.1% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of noncontrolling interest, state and local income taxes and nondeductible compensation. During the three months ended March 31, 2023, a discrete income tax benefit of $12.0 million was recorded on a loss before income taxes of $94.7 million related to the impairment charge associated with ELEMENT and current year operations as the Company is unable to reliably estimate an ordinary loss for the year due to debt and operational constraints at ELEMENT.

For the three months ended March 31, 2022, the Company recorded income tax expense from continuing operations of $4.1 million. The Company's effective tax rate was 38.7% on income from continuing operations of $10.6 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities, state and local income taxes, and nondeductible compensation offset by the effect of noncontrolling interest and Federal Research and Development Credits.

The Company’s subsidiary partnership returns are under federal tax examination by the Internal Revenue Service (“IRS”) for the tax years 2015 through 2018, respectively. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The IRS and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $3.5 million to $8.7 million.

The Andersons, Inc. | Q1 2023 Form 10-Q | 26

Liquidity and Capital Resources

Working Capital
At March 31, 2023, the Company had working capital from continuing operations of $938.2 million, an increase of $70.3 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	March 31, 2023	March 31, 2022	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$70,853	$36,381	$34,472
Accounts receivable, net	1,125,071	1,050,259	74,812
Inventories	1,551,101	1,950,303	(399,202)
Commodity derivative assets – current	222,036	769,916	(547,880)
Other current assets	81,407	113,589	(32,182)
Total current assets from continuing operations	$3,050,468	$3,920,448	$(869,980)
Current Liabilities from Continuing Operations:
Short-term debt	638,210	1,449,768	(811,558)
Trade and other payables	768,872	741,124	27,748
Customer prepayments and deferred revenue	309,546	384,723	(75,177)
Commodity derivative liabilities – current	107,983	216,836	(108,853)
Current maturities of long-term debt	85,567	54,158	31,409
Accrued expenses and other current liabilities	202,133	205,958	(3,825)
Total current liabilities from continuing operations	$2,112,311	$3,052,567	$(940,256)
Working Capital from Continuing Operations	$938,157	$867,881	$70,276

Current assets from continuing operations as of March 31, 2023 decreased $870.0 million in comparison to those as of March 31, 2022. This decrease was noted mainly in inventories and current commodity derivative assets. The decreases in those accounts can largely be attributed to the stabilization of agricultural commodity prices in the current year in comparison to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business in the same period of the prior year.

Current liabilities from continuing operations decreased $940.3 million from the prior year mainly due to the decreased utilization of the Company's short-term revolving credit line. The decreased use of the short-term revolving credit line is due to the stabilization of commodity prices in the year compared to the severe increase in commodity prices in the same period of the prior year, as well as a strategic focus on managing short-term debt in light of the rising interest rate environment.

Sources and Uses of Cash

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(333,535)	$(1,074,998)
Net cash used in investing activities	(19,807)	(24,921)
Net cash provided by financing activities	308,817	919,757

Operating Activities
Our operating activities used cash of $333.5 million and $1,075.0 million in the first three months of 2023 and 2022, respectively. The decrease in cash used was primarily due to the decreased working capital needs quarter over quarter driven by significant increases in agricultural commodity prices in the prior year. When the changes in operating assets and liabilities are removed, along with approximately $17.4 million in insurance proceeds and receivables for damaged inventory from a fire at a Michigan grain asset in December of 2022, cash provided by operating activities was consistent with the prior period.

The Andersons, Inc. | Q1 2023 Form 10-Q | 27

Investing Activities
Investing activities used cash of $19.8 million through the first three months of 2023 compared to $24.9 million in the prior period. Although spending for the purchases of property, plant and equipment increased by approximately $5 million, cash used in investing activities decreased from the prior year as the proceeds from the sale of legacy Rail assets, insurance proceeds and the proceeds from the sale of an investment were more than enough to offset the increased spending in property, plant and equipment.
We expect to invest approximately $125 million in property, plant and equipment in 2023, with spending split evenly between growth projects and maintaining our current facilities.

Financing Activities
Financing activities provided cash of $308.8 million and $919.8 million for the three months ended March 31, 2023 and 2022, respectively. This decrease from the prior year was due to the significant increase in agricultural commodity prices in the prior period and the related need for short-term borrowings. Agricultural commodity prices have decreased in the current year and the Company is operating in a much more stable pricing environment in 2023 which is putting much less pressure on the Company's short-term borrowings.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,991.8 million in borrowing capacity. Of the total capacity, $341.7 million is non-recourse to the Company. As of March 31, 2023, the Company had $1,294.9 million available for borrowing with $220.8 million of that total being non-recourse to the Company.

The Company paid $6.3 million in dividends in the first three months of 2023 compared to $6.1 million paid in the prior period. The Company paid dividends of $0.185 and $0.18 per common share in January of 2023 and 2022, respectively. On February 17, 2023, the Company declared a cash dividend of $0.185 per common share payable on April 24, 2023, to shareholders of record on April 3, 2023.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and a minimum ratio of owner's equity. The Company has concluded that in relation to the $62.8 million non-recourse credit agreement associated with the ELEMENT operations, that ELEMENT was out of compliance with its working capital covenant as of January 31, 2023, and is also out of compliance with an owner's equity ratio covenant as of March 31, 2023. Additionally, ELEMENT did not make a required debt payment in February 2023, subsequently received a default notice from the lender on February 17, 2023, and was ultimately placed into receivership on April 18, 2023. As such, the Company continues to classify the total $62.8 million of non-recourse debt under the ELEMENT credit agreement as a current maturity of long-term debt as of March 31, 2023. The Company is in compliance with all other covenants as of March 31, 2023. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities. Our non-recourse long-term debt that is currently classified in Current maturities of long-term debt in the Condensed Consolidated Balance Sheets as described above, is collateralized by ELEMENT plant assets.

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
Management believes the Company's sources of liquidity will be adequate to fund operations, capital expenditures and service indebtedness.

At March 31, 2023, the Company had standby letters of credit outstanding of $38.6 million.
The Andersons, Inc. | Q1 2023 Form 10-Q | 28

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in market risk, specifically commodity and interest rate risk during the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q1 2023 Form 10-Q | 29

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

Item 1A. Risk Factors

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2023	82,728	$34.30	49,351	$85,608,170
February 2023	109,418	44.74	—	85,608,170
March 2023	12,133	45.63	—	85,608,170
Total	204,279	$40.56	49,351	$85,608,170
(a) During the three months ended March 31, 2023, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations along with common stock repurchased as a part of the Company's Repurchase Plan.
(b) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of March 31, 2023, $14.4 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The Andersons, Inc. | Q1 2023 Form 10-Q | 30

Item 6. Exhibits

Exhibit Number	Description

10.01	Form of Restricted Share Unit Agreement

10.02	Form of Performance Share Unit Agreement - Earnings Per Share

10.03	Form of Performance Share Unit Agreement - Total Shareholder Return

10.04	Form of Restricted Share Unit - Non-Employee Directors Agreement

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3, 4, and 5 are not applicable and have been omitted.

The Andersons, Inc. | Q1 2023 Form 10-Q | 31

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: May 4, 2023	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: May 4, 2023	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q1 2023 Form 10-Q | 32