Form 10-Q
period 2023-06-30
Andersons, Inc.
filed 2023-08-03
CIK 821026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 06/30/2023

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

The registrant had 33,752,186 common shares outstanding at July 21, 2023.

THE ANDERSONS, INC.

Part I. Financial Information
Item 1. Financial Statements

The Andersons, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales and merchandising revenues	$4,020,183	$4,450,617	$7,901,421	$8,428,571
Cost of sales and merchandising revenues	3,798,246	4,219,776	7,531,473	8,078,195
Gross profit	221,937	230,841	369,948	350,376
Operating, administrative and general expenses	116,007	112,559	233,242	214,546
Asset impairment	—	—	87,156	—
Interest expense, net	13,953	16,921	30,578	27,780
Other income, net	12,441	16,792	20,445	20,710
Income before income taxes from continuing operations	104,418	118,153	39,417	128,760
Income tax provision from continuing operations	21,732	15,753	15,848	19,856
Net income from continuing operations	82,686	102,400	23,569	108,904
Loss from discontinued operations, net of income taxes	—	(739)	—	(1,294)
Net income	82,686	101,661	23,569	107,610
Net income (loss) attributable to noncontrolling interests	27,640	21,856	(16,727)	22,303
Net income attributable to The Andersons, Inc.	$55,046	$79,805	$40,296	$85,307

Average number of shares outstanding - basic	33,744	33,850	33,683	33,795
Average number of share outstanding - diluted	34,165	34,416	34,193	34,416

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$1.63	$2.38	$1.20	$2.56
Discontinued operations	—	(0.02)	—	(0.04)
	$1.63	$2.36	$1.20	$2.52
Diluted earnings (loss):
Continuing operations	$1.61	$2.34	$1.18	$2.52
Discontinued operations	—	(0.02)	—	(0.04)
	$1.61	$2.32	$1.18	$2.48
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2023 Form 10-Q | 1

The Andersons, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$82,686	$101,661	$23,569	$107,610
Other comprehensive income (loss), net of tax:
Change in unrecognized actuarial loss and prior service cost	(189)	517	(377)	358
Foreign currency translation adjustments	2,669	(5,679)	3,436	(5,581)
Cash flow hedge activity	6,735	6,697	1,939	19,119
Other comprehensive income	9,215	1,535	4,998	13,896
Comprehensive income	91,901	103,196	28,567	121,506
Comprehensive income (loss) attributable to the noncontrolling interests	27,640	21,856	(16,727)	22,303
Comprehensive income attributable to The Andersons, Inc.	$64,261	$81,340	$45,294	$99,203
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2023 Form 10-Q | 2

The Andersons, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$96,293	$115,269	$86,035
Accounts receivable, net	1,030,271	1,248,878	1,141,167
Inventories (Note 2)	990,789	1,731,725	1,618,326
Commodity derivative assets – current (Note 5)	347,684	295,588	638,357
Current assets held-for-sale	—	2,871	18,627
Other current assets	72,228	71,622	70,367
Total current assets	2,537,265	3,465,953	3,572,879
Other assets:
Goodwill	129,342	129,342	129,342
Other intangible assets, net	89,605	100,907	105,222
Right of use assets, net	60,003	61,890	50,233
Other assets held-for-sale	—	—	24,298
Other assets, net	90,390	87,175	91,758
Total other assets	369,340	379,314	400,853
Property, plant and equipment, net (Note 3)	663,441	762,729	763,443
Total assets	$3,570,046	$4,607,996	$4,737,175
Liabilities and equity
Current liabilities:
Short-term debt (Note 4)	$102,752	$272,575	$1,161,428
Trade and other payables	641,376	1,423,633	772,996
Customer prepayments and deferred revenue	189,947	370,524	184,154
Commodity derivative liabilities – current (Note 5)	251,101	98,519	185,903
Current maturities of long-term debt (Note 4)	27,511	110,155	53,951
Current liabilities held-for-sale	—	—	7,314
Accrued expenses and other current liabilities	180,552	245,916	211,830
Total current liabilities	1,393,239	2,521,322	2,577,576
Long-term lease liabilities	34,435	37,147	28,929
Long-term debt, less current maturities (Note 4)	576,489	492,518	563,447
Deferred income taxes	57,030	64,080	63,383
Other long-term liabilities held-for-sale	—	—	3,113
Other long-term liabilities	70,371	63,160	83,521
Total liabilities	2,131,564	3,178,227	3,319,969
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value (63,000 shares authorized and 34,064 shares issued for all periods presented)	142	142	142
Preferred shares, without par value (1,000 shares authorized; none issued)	—	—	—
Additional paid-in-capital	380,376	385,248	378,740
Treasury shares, at cost (270, 446 and 62 shares at 6/30/2023, 12/31/2022 and 6/30/2022, respectively)	(10,270)	(15,043)	(2,313)
Accumulated other comprehensive income	25,482	20,484	15,090
Retained earnings	835,256	807,770	775,495
Total shareholders’ equity of The Andersons, Inc.	1,230,986	1,198,601	1,167,154
Noncontrolling interests	207,496	231,168	250,052
Total equity	1,438,482	1,429,769	1,417,206
Total liabilities and equity	$3,570,046	$4,607,996	$4,737,175
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2023 Form 10-Q | 3

The Andersons, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended June 30,
	2023	2022
Operating Activities
Net income from continuing operations	$23,569	$108,904
Loss from discontinued operations, net of income taxes	—	(1,294)
Net income	23,569	107,610
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	62,585	67,945
Bad debt expense, net	3,720	3,069
Equity in losses of affiliates, net of dividends	231	6,278
Losses (gains) on sales of assets, net	679	(10,305)
Stock-based compensation expense	6,000	4,708
Deferred federal income tax	(7,948)	(13,755)
Asset impairment	87,156	—
Other	(1,730)	8,549
Changes in operating assets and liabilities:
Accounts receivable	207,867	(289,196)
Inventories	734,855	186,685
Commodity derivatives	102,753	(189,090)
Other current and non-current assets	(1,247)	5,106
Payables and other current and non-current liabilities	(1,011,086)	(609,403)
Net cash provided by (used in) operating activities	207,404	(721,799)
Investing Activities
Purchases of property, plant and equipment and capitalized software	(74,991)	(43,472)
Proceeds from sale of assets	1,192	4,672
Purchases of investments	(544)	(2,105)
Purchases of Rail assets	—	(27,276)
Proceeds from sale of Rail assets	2,871	36,341
Other	(201)	1,746
Net cash used in investing activities	(71,673)	(30,094)
Financing Activities
Net receipts (payments) under short-term lines of credit	(173,384)	862,698
Proceeds from issuance of short-term debt	—	350,000
Payments of short-term debt	—	(550,000)
Proceeds from issuance of long-term debt	100,000	—
Payments of long-term debt	(35,861)	(15,077)
Contributions from noncontrolling interest owner	—	2,450
Distributions to noncontrolling interest owner	(24,344)	(9,980)
Payments of debt issuance costs	(767)	(7,802)
Dividends paid	(12,527)	(12,245)
Proceeds from exercises of stock options	—	5,024
Common stock repurchased	(1,747)	—
Value of shares withheld for taxes	(6,616)	(3,349)
Other	259	394
Net cash (used in) provided by financing activities	(154,987)	622,113
Effect of exchange rates on cash and cash equivalents	280	(629)
Decrease in cash and cash equivalents	(18,976)	(130,409)
Cash and cash equivalents at beginning of period	115,269	216,444
Cash and cash equivalents at end of period	$96,293	$86,035
See Notes to Condensed Consolidated Financial Statements
The Andersons, Inc. | Q2 2023 Form 10-Q | 4

The Andersons, Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2022	$142	$375,794	$(2,265)	$13,555	$701,799	$228,196	$1,317,221
Net income					79,805	21,856	101,661
Other comprehensive income				750			750
Amounts reclassified from accumulated other comprehensive income				785			785
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (1 shares)		2,946	(63)				2,883
Dividends declared ($0.1800 per common share)					(6,094)		(6,094)
Restricted share award dividend equivalents			15		(15)		—
Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206

Balance at March 31, 2023	$142	$377,768	$(11,006)	$16,267	$786,420	$176,821	1,346,412
Net income					55,046	27,640	82,686
Other comprehensive income				11,957			11,957
Amounts reclassified from accumulated other comprehensive income				(2,742)			(2,742)
Distributions to noncontrolling interests						(14,364)	(14,364)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (21 shares)		2,593	812				3,405
Purchase of treasury shares (2 shares)			(76)				(76)
Dividends declared ($0.185 per common share)					(6,245)		(6,245)
Restricted share award dividend equivalents		15			35		50
Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482
The Andersons, Inc. | Q2 2023 Form 10-Q | 5

	Six Months Ended
	Common Shares	Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$140	$368,595	$(263)	$1,194	$702,759	$235,279	$1,307,704
Net income					85,307	22,303	107,610
Other comprehensive income				11,721			11,721
Amounts reclassified from Accumulated other comprehensive income				2,175			2,175
Cash received from noncontrolling interests, net						2,450	2,450
Distributions to noncontrolling interests						(9,980)	(9,980)
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (51 shares)	2	10,091	(2,385)				7,708
Dividends declared ($0.360 per common share)					(12,182)		(12,182)
Restricted share award dividend equivalents		54	335		(389)		—
Balance at June 30, 2022	$142	$378,740	$(2,313)	$15,090	$775,495	$250,052	$1,417,206

Balance at December 31, 2022	$142	$385,248	$(15,043)	$20,484	$807,770	$231,168	$1,429,769
Net income (loss)					40,296	(16,727)	23,569
Other comprehensive income				10,073			10,073
Amounts reclassified from Accumulated other comprehensive income				(5,075)			(5,075)
Distributions to noncontrolling interests						(24,344)	(24,344)
Deconsolidation of joint venture						17,399	17,399
Stock awards, stock option exercises and other shares issued to employees and directors, net of income tax of $0 (222 shares)		(5,494)	6,355				861
Purchase of treasury shares (51 shares)			(1,747)				(1,747)
Dividends declared ($0.370 per common share)					(12,485)		(12,485)
Restricted share award dividend equivalents		622	165		(325)		462
Balance at June 30, 2023	$142	$380,376	$(10,270)	$25,482	$835,256	$207,496	$1,438,482
See Notes to Condensed Consolidated Financial Statements

The Andersons, Inc. | Q2 2023 Form 10-Q | 6

The Andersons, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Consolidation

These Condensed Consolidated Financial Statements include the accounts of The Andersons, Inc. and its wholly owned and controlled subsidiaries (the “Company”). Controlled subsidiaries include majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. Following the deconsolidation of ELEMENT in the second quarter of 2023, as discussed in Note 15, TAMH is the Company’s only remaining VIE. The portion of these entities that is not owned by the Company is presented as noncontrolling interests. All intercompany accounts and transactions are eliminated in consolidation.
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

In the opinion of management, all adjustments consisting of normal and recurring items considered necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods indicated have been made. The results in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. An unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 has been included as the Company operates in several seasonal industries.
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

The Andersons, Inc. | Q2 2023 Form 10-Q | 7

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

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Grain and other agricultural products (a)	$707,980	$1,326,531	$1,241,933
Energy inventories (a)	19,564	21,084	19,483
Ethanol and co-products (a)	142,978	156,341	179,175
Plant nutrients and cob products	120,267	227,769	177,735
Total inventories	$990,789	$1,731,725	$1,618,326
(a) Includes RMI of $691.7 million, $1,308.8 million and $1,214.4 million at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

3. Property, Plant and Equipment

The components of Property, plant and equipment, net are as follows:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Land	$31,838	$38,689	$38,630
Land improvements and leasehold improvements	81,470	92,084	91,542
Buildings and storage facilities	349,773	364,721	370,453
Machinery and equipment	891,368	980,159	949,142
Construction in progress	56,578	41,429	31,237
	1,411,027	1,517,082	1,481,004
Less: accumulated depreciation	747,586	754,353	717,561
Property, plant and equipment, net	$663,441	$762,729	$763,443

Depreciation expense on property, plant, and equipment used in continuing operations was $24.4 million and $27.5 million for three months ended June 30, 2023 and 2022, respectively. Additionally, depreciation expense on property, plant and equipment used in continuing operations was $50.5 million and $55.8 million for the six months ended June 30, 2023 and 2022, respectively.

In the first quarter of 2023, the Company recorded a $87.2 million impairment charge related to ELEMENT, LLC ("ELEMENT"), the Company's joint venture ethanol plant within the Renewables segment. The plant has faced operational and market-based challenges which were exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. At the time of the impairment, the Company owned 51% of ELEMENT and it was a consolidated entity, so 49% of the impairment charge was represented in Net income (loss) attributable to noncontrolling interests in the Company's Condensed Consolidated Statements of Operations.

The Andersons, Inc. | Q2 2023 Form 10-Q | 8

4. Debt

Short-term and long-term debt at June 30, 2023, December 31, 2022 and June 30, 2022 consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Short-term debt – non-recourse	$33,555	$81,475	$97,668
Short-term debt – recourse	69,197	191,100	1,063,760
Total short-term debt	$102,752	$272,575	$1,161,428

Current maturities of long-term debt – non-recourse	$62	$63,815	$7,707
Current maturities of long-term debt – recourse	27,449	46,340	46,244
Total current maturities of long-term debt	$27,511	$110,155	$53,951

Long-term debt, less: current maturities – non-recourse	$—	$414	$60,396
Long-term debt, less: current maturities – recourse	576,489	492,104	503,051
Total long-term debt, less: current maturities	$576,489	$492,518	$563,447

The total borrowing capacity of the Company's lines of credit at June 30, 2023, was $1,869.1 million of which the Company had a total of $1,740.7 million available for borrowing. The Company's borrowing capacity is reduced by a combination of outstanding borrowings and letters of credit.

As of June 30, 2023, December 31, 2022 and June 30, 2022, the estimated fair value of long-term debt, including the current portion, was $597.6 million, $595.7 million and $617.5 million, respectively. The Company estimates the fair value of its long-term debt based upon the Company’s credit standing and current interest rates offered to the Company on similar bonds and rates currently available to the Company for long-term borrowings with similar terms and remaining maturities.

On April 3, 2023, the Company entered into a $100 million 8-year term loan with approximately half of the proceeds used to repay current maturities of long-term debt. The remainder of the proceeds will be used to pay down a portion of outstanding line of credit borrowings. Payment of principal and interest will be made on a quarterly basis. The loan will bear interest at variable rates.

On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT within the quarter, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of the deconsolidation, the $62.8 million of non-recourse debt associated with ELEMENT was removed from Current maturities of long-term debt as of June 30, 2023.

The Company is in compliance with all financial covenants as of June 30, 2023.
The Andersons, Inc. | Q2 2023 Form 10-Q | 9

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

The following table presents at June 30, 2023, December 31, 2022 and June 30, 2022, a summary of the estimated fair value of the Company’s commodity derivative instruments that require cash collateral and the associated cash posted/received as collateral. The net asset or liability positions of these derivatives (net of their cash collateral) are determined on a counterparty-by-counterparty basis and are included within current or non-current commodity derivative assets (or liabilities) on the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Cash collateral (received) paid	$(15,290)	$64,530	$70,442
Fair value of derivatives	85,123	(10,014)	165,223
Net derivative asset position	$69,833	$54,516	$235,665

The Andersons, Inc. | Q2 2023 Form 10-Q | 10

The following table presents, on a gross basis, current and non-current commodity derivative assets and liabilities:

	June 30, 2023
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$438,227	$3,959	$26,312	$59	$468,557
Commodity derivative liabilities	(75,253)	(1,029)	(277,413)	(4,215)	(357,910)
Cash collateral (received) paid	(15,290)	—	—	—	(15,290)
Balance sheet line item totals	$347,684	$2,930	$(251,101)	$(4,156)	$95,357

	December 31, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$325,762	$1,796	$18,426	$686	$346,670
Commodity derivative liabilities	(94,704)	(149)	(116,945)	(1,484)	(213,282)
Cash collateral (received) paid	64,530	—	—	—	64,530
Balance sheet line item totals	$295,588	$1,647	$(98,519)	$(798)	$197,918

	June 30, 2022
(in thousands)	Commodity Derivative Assets - Current	Commodity Derivative Assets - Noncurrent	Commodity Derivative Liabilities - Current	Commodity Derivative Liabilities - Noncurrent	Total
Commodity derivative assets	$707,542	$14,257	$29,223	$1,945	$752,967
Commodity derivative liabilities	(138,627)	(2,132)	(216,126)	(12,040)	(368,925)
Cash collateral (received) paid	69,442	—	1,000	—	70,442
Balance sheet line item totals	$638,357	$12,125	$(185,903)	$(10,095)	$454,484

The net gains and losses on commodity derivatives not designated as hedging instruments included in the Company’s Condensed Consolidated Statements of Operations and the line items in which they are located for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Gains (losses) on commodity derivatives included in Cost of sales and merchandising revenues	$4,827	$230,188	$(22,741)	$264,186

The Andersons, Inc. | Q2 2023 Form 10-Q | 11

The Company had the following volume of commodity derivative contracts outstanding (on a gross basis) at June 30, 2023, December 31, 2022 and June 30, 2022:

	June 30, 2023
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	547,805	—	—
Soybeans	42,273	—	—
Wheat	236,316	—	—
Oats	27,824	—	—
Ethanol	—	208,251	—
Dried distillers grain	—	—	479
Soybean meal	—	—	290
Other	11,064	33,819	2,704
Subtotal	865,282	242,070	3,473
Exchange traded:
Corn	177,425	—	—
Soybeans	27,555	—	—
Wheat	59,262	—	—
Oats	960	—	—
Ethanol	—	74,760	—
Propane	—	63,630	—
Other	—	1,008	393
Subtotal	265,202	139,398	393
Total	1,130,484	381,468	3,866

	December 31, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	567,405	—	—
Soybeans	56,608	—	—
Wheat	102,716	—	—
Oats	24,710	—	—
Ethanol	—	178,935	—
Dried distillers grain	—	—	449
Soybean meal	—	—	570
Other	10,054	44,547	2,029
Subtotal	761,493	223,482	3,048
Exchange traded:
Corn	170,280	—	—
Soybeans	46,380	—	—
Wheat	111,567	—	—
Oats	365	—	—
Ethanol	—	94,206	—
Propane	—	47,208	—
Other	—	588	581
Subtotal	328,592	142,002	581
Total	1,090,085	365,484	3,629

The Andersons, Inc. | Q2 2023 Form 10-Q | 12

	June 30, 2022
(in thousands)	Number of Bushels	Number of Gallons	Number of Tons
Non-exchange traded:
Corn	628,471	—	—
Soybeans	116,679	—	—
Wheat	97,224	—	—
Oats	37,355	—	—
Ethanol	—	200,388	—
Dried distillers grain	—	—	318
Soybean meal	—	—	421
Other	8,549	25,767	3,032
Subtotal	888,278	226,155	3,771
Exchange traded:
Corn	219,020	—	—
Soybeans	69,115	—	—
Wheat	74,418	—	—
Oats	650	—	—
Ethanol	—	94,794	—
Propane	—	25,578	—
Other	95	546	360
Subtotal	363,298	120,918	360
Total	1,251,576	347,073	4,131

The Andersons, Inc. | Q2 2023 Form 10-Q | 13

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

The Company had recorded the following amounts for the fair value of the Company's other derivatives:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Derivatives not designated as hedging instruments
Foreign currency contracts included in Other current assets (liabilities)	$852	$(3,124)	$(1,749)
Derivatives designated as hedging instruments
Interest rate contracts included in Other current assets	$11,107	$8,759	$3,276
Interest rate contracts included in Other assets	22,881	22,641	15,047

The recording of derivatives gains and losses and the financial statement line in which they are located are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate derivative gains (losses) included in Other comprehensive income (loss)	$8,996	$8,923	$2,590	$25,464
Interest rate derivative gains (losses) included in Interest expense, net	2,515	(1,013)	4,619	(2,631)

Outstanding interest rate derivatives, as of June 30, 2023, are as follows:

Interest Rate Hedging Instrument	Year Entered	Year of Maturity	Initial Notional Amount (in millions)	Description	Interest Rate
Long-term
Swap	2019	2025	$96.9	Interest rate component of debt - accounted for as a hedge	2.3%
Swap	2019	2025	$48.4	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2019	2025	$48.4	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2020	2030	$50.0	Interest rate component of debt - accounted for as a hedge	0.0% to 0.8%
Swap	2022	2025	$20.0	Interest rate component of debt - accounted for as a hedge	2.6%
Swap	2022	2029	$100.0	Interest rate component of debt - accounted for as a hedge	2.0%
Swap	2022	2029	$50.0	Interest rate component of debt - accounted for as a hedge	2.4%
Swap	2023	2024	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2025	$50.0	Interest rate component of debt - accounted for as a hedge	3.7%
Swap	2023	2031	$50.0	Interest rate component of debt - accounted for as a hedge	2.9%

The Andersons, Inc. | Q2 2023 Form 10-Q | 14

6. Revenue

Many of the Company’s sales and merchandising revenues are generated from contracts that are outside the scope of ASC 606, Revenue from Contracts with Customers. Specifically, many of the Company's Trade and Renewables sales contracts are derivatives under ASC 815, Derivatives and Hedging. The breakdown of revenues between ASC 606 and ASC 815 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues under ASC 606	$975,269	$956,013	$1,714,247	$1,633,869
Revenues under ASC 815	3,044,914	3,494,604	6,187,174	6,794,702
Total revenues	$4,020,183	$4,450,617	$7,901,421	$8,428,571

The remainder of this note applies only to those revenues that are accounted for under ASC 606.

Disaggregation of revenue

The following tables disaggregate revenues under ASC 606 by major product/service line for the three and six months ended June 30, 2023 and 2022, respectively:

	Three months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$98,335	$98,335
Primary nutrients	—	—	315,101	315,101
Products and co-products	114,289	368,646	—	482,935
Propane	30,155	—	—	30,155
Other	14,782	1,804	32,157	48,743
Total	$159,226	$370,450	$445,593	$975,269

	Three months ended June 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$104,357	$104,357
Primary nutrients	—	—	336,487	336,487
Products and co-products	101,195	329,224	—	430,419
Propane	41,088	—	—	41,088
Other	12,844	1,378	29,440	43,662
Total	$155,127	$330,602	$470,284	$956,013

	Six months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$168,332	$168,332
Primary nutrients	—	—	379,851	379,851
Products and co-products	203,256	763,255	—	966,511
Propane	106,678	—	—	106,678
Other	27,372	4,152	61,351	92,875
Total	$337,306	$767,407	$609,534	$1,714,247

The Andersons, Inc. | Q2 2023 Form 10-Q | 15

	Six months ended June 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Total
Specialty nutrients	$—	$—	$197,625	$197,625
Primary nutrients	—	—	426,369	426,369
Products and co-products	209,066	561,918	—	770,984
Propane	155,591	—	—	155,591
Other	24,375	2,593	56,332	83,300
Total	$389,032	$564,511	$680,326	$1,633,869

Substantially all of the Company's revenues accounted for under ASC 606 during the three and six months ended June 30, 2023 and 2022, respectively, are recorded at a point in time instead of over time.

Contract balances

The balances of the Company’s contract liabilities were $15.9 million and $55.4 million as of June 30, 2023 and December 31, 2022, respectively. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The main driver of the contract liabilities balance are payments for primary and specialty nutrients received in advance of fulfilling our performance obligations under our customer contracts. Due to seasonality of this business, contract liabilities are built up through the first quarter in preparation for the spring application season. As expected, the revenue recognized in the current period satisfied the contract liabilities throughout the spring application season for our Nutrient & Industrial segment.
The Andersons, Inc. | Q2 2023 Form 10-Q | 16

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

For the three months ended June 30, 2023, the Company recorded income tax expense from continuing operations of $21.7 million. The Company's effective tax rate was 20.8% on income before income taxes from continuing operations of $104.4 million. The difference between the 20.8% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes and nondeductible compensation. During the three months ended June 30, 2023, discrete tax expense of $1.4 million was recorded on income before taxes of $6.5 million related to gain on deconsolidation of the ELEMENT joint venture.

For the three months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $15.8 million. The Company’s effective tax rate was 13.3% on income before income taxes from continuing operations of $118.2 million. The effective tax rate differs from the U.S. federal statutory rate of 21.0% due to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

For the six months ended June 30, 2023, the Company recorded an income tax expense from continuing operations of $15.8 million. The Company's effective tax rate was 40.2% on income before income taxes from continuing operations of $39.4 million. The difference between the 40.2% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of non-controlling interest, state and local income taxes and nondeductible compensation. During the six months ended June 30, 2023, a net discrete income tax benefit of $10.6 million was recorded on a net loss before taxes of $88.8 million related to the current year operations, impairment charge, and gain on deconsolidation associated with ELEMENT.

For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $19.9 million. The Company’s effective tax rate was 15.4% on income before income taxes from continuing operations of $128.8 million. The effective tax rate differs from the U.S. federal statutory rate of 21.0% due to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.
The Andersons, Inc. | Q2 2023 Form 10-Q | 17

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income ("AOCI") attributable to the Company for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Currency Translation Adjustment
Beginning balance	$(7,436)	$5,729	$(8,203)	$5,631
Other comprehensive income (loss) before reclassifications	2,669	(5,679)	3,436	(5,581)
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	2,669	(5,679)	3,436	(5,581)
Ending balance	$(4,767)	$50	$(4,767)	$50
Hedging Adjustment
Beginning balance	$18,750	$7,087	$23,546	$(5,335)
Other comprehensive income (loss) before reclassifications	11,511	7,910	7,209	22,833
Amounts reclassified from AOCI (a)	(2,514)	1,013	(4,619)	2,631
Tax effect	(2,262)	(2,226)	(651)	(6,345)
Other comprehensive income (loss), net of tax	6,735	6,697	1,939	19,119
Ending balance	$25,485	$13,784	$25,485	$13,784
Pension and Other Postretirement Adjustment
Beginning balance	$4,695	$481	$4,883	$640
Other comprehensive income (loss) before reclassifications	(15)	845	(29)	914
Amounts reclassified from AOCI (b)	(228)	(228)	(456)	(456)
Tax effect	54	(100)	108	(100)
Other comprehensive income (loss), net of tax	(189)	517	(377)	358
Ending balance	$4,506	$998	$4,506	$998
Investments in Convertible Preferred Securities Adjustment
Beginning balance	$258	$258	$258	$258
Other comprehensive income (loss), net of tax	—	—	—	—
Ending balance	$258	$258	$258	$258

Total AOCI Ending Balance	$25,482	$15,090	$25,482	$15,090
(a) Amounts reclassified from gain (loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Interest expense, net. See Note 5 for additional information.
(b) This accumulated other comprehensive loss component is included in the computation of net periodic benefit cost recorded in Operating, administrative and general expenses.

The Andersons, Inc. | Q2 2023 Form 10-Q | 18

9. Earnings Per Share

(in thousands, except per common share data)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$82,686	$102,400	$23,569	$108,904
Net income (loss) attributable to noncontrolling interests (a)	27,640	21,856	(16,727)	22,303
Net income attributable to The Andersons, Inc. common shareholders from continuing operations	$55,046	$80,544	$40,296	$86,601

Loss from discontinued operations, net of income taxes	$—	$(739)	$—	$(1,294)

Denominator:
Weighted average shares outstanding – basic	33,744	33,850	33,683	33,795
Effect of dilutive awards	421	566	510	621
Weighted average shares outstanding – diluted	34,165	34,416	34,193	34,416

Earnings (loss) per share attributable to The Andersons, Inc. common shareholders:
Basic earnings (loss):
Continuing operations	$1.63	$2.38	$1.20	$2.56
Discontinued operations	—	(0.02)	—	(0.04)
	$1.63	$2.36	$1.20	$2.52
Diluted earnings (loss):
Continuing operations	$1.61	$2.34	$1.18	$2.52
Discontinued operations	—	(0.02)	—	(0.04)
	$1.61	$2.32	$1.18	$2.48
(a) All net income (loss) attributable to noncontrolling interests is within continuing operations of the Company.

The Andersons, Inc. | Q2 2023 Form 10-Q | 19

10. Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2023, December 31, 2022 and June 30, 2022:

(in thousands)	June 30, 2023
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$69,833	$25,524	$—	$95,357
Provisionally priced contracts (b)	(19,061)	(16,529)	—	(35,590)
Convertible preferred securities (c)	—	—	15,424	15,424
Other assets and liabilities (d)	5,018	33,988	—	39,006
Total	$55,790	$42,983	$15,424	$114,197

(in thousands)	December 31, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$54,516	$143,402	$—	$197,918
Provisionally priced contracts (b)	(20,960)	(115,377)	—	(136,337)
Convertible preferred securities (c)	—	—	16,278	16,278
Other assets and liabilities (d)	(209)	31,400	—	31,191
Total	$33,347	$59,425	$16,278	$109,050

(in thousands)	June 30, 2022
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Commodity derivatives, net (a)	$235,665	$218,819	$—	$454,484
Provisionally priced contracts (b)	38,061	(27,945)	—	10,116
Convertible preferred securities (c)	—	—	16,803	16,803
Other assets and liabilities (d)	1,097	18,323	—	19,420
Total	$274,823	$209,197	$16,803	$500,823
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

The Andersons, Inc. | Q2 2023 Form 10-Q | 20

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

A reconciliation of beginning and ending balances for the Company’s fair value measurements using Level 3 inputs is as follows:

	Convertible Preferred Securities
(in thousands)	2023	2022
Assets at January 1,	$16,278	$11,618
Purchases of additional investments	—	3,883
Gains included in Other income, net	802	404
Proceeds from investments	(1,670)	—
Assets at March 31,	$15,410	$15,905
Purchases of additional investments	235	772
Gains (losses) included in Other income, net	(221)	126
Assets at June 30,	$15,424	$16,803

The following tables summarize quantitative information about the Company's Level 3 fair value measurements as of June 30, 2023, December 31, 2022 and June 30, 2022:

	Quantitative Information about Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	Valuation Method	Unobservable Input	Weighted Average
Convertible preferred securities (a)	$15,424	$16,278	$16,803	Implied based on market prices	N/A	N/A
(a) The Company considers observable price changes and other additional market data available to estimate fair value, including additional capital raising, internal valuation models, progress towards key business milestones, and other relevant market data points.

	Quantitative Information about Non-Recurring Level 3 Fair Value Measurements
	Fair Value as of
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022	Valuation Method	Unobservable Input	Weighted Average
Grain Assets (a)	$—	$9,000	$—	Third party appraisal	Various	N/A
Equity method investment (b)	$—	$—	$11,538	Discounted cash flow analysis	Various	N/A
(a) The Company recognized impairment charges on a Nebraska grain asset. The fair value of the asset was determined using third-party appraisals. These measures are considered Level 3 inputs on a nonrecurring basis.
(b) The Company recorded an other-than-temporary impairment charge on an existing equity method investment. The fair value of the investment was determined using a discounted cash flow analysis.

The fair value of the Company’s cash equivalents, accounts receivable and accounts payable approximate their carrying value as they are close to maturity.

The Andersons, Inc. | Q2 2023 Form 10-Q | 21

11. Related Parties

In the ordinary course of business, and on an arm's length basis, the Company will enter into related party transactions with the minority shareholders of the Company's Renewables operations and several equity method investments that the Company holds, along with other related parties.

The following table sets forth the related party transactions entered into for the time periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Sales of products	$97,099	$103,106	$172,050	$189,255
Purchases of products	14,524	11,983	30,226	38,409

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Accounts receivable	$15,218	$12,272	$17,560
Accounts payable	2,503	7,070	3,060

12. Segment Information

The Company’s operations include three reportable business segments that are distinguished primarily on the basis of products and services offered as well as the structure of management. The Trade business includes commodity merchandising and the operation of terminal grain elevator facilities. The Renewables business produces ethanol and co-products through its four co-owned and fully consolidated ethanol production facilities as well as purchases and sells ethanol and ethanol co-products. The Nutrient & Industrial (formerly Plant Nutrient) business manufactures and distributes plant nutrient products such as agricultural inputs, primarily fertilizers and turf care products along with industrial products such as deicers, dust abatement solutions and corncob-based products. The segment was rebranded in 2023 to reflect the portfolio of market offerings in the segment. The Other category includes other corporate level costs not attributable to an operating segment and intercompany eliminations between the segments.

The segment information below includes the allocation of expenses shared by one or more operating segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses. The Company does not have any customers who represent 10 percent or more of total revenues.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues from external customers
Trade	$2,696,810	$3,097,767	$5,574,590	$6,182,448
Renewables	877,781	882,567	1,717,297	1,565,798
Nutrient & Industrial	445,592	470,283	609,534	680,325
Total	$4,020,183	$4,450,617	$7,901,421	$8,428,571

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Income before income taxes from continuing operations
Trade	$4,990	$23,666	$44,354	$27,335
Renewables (a)	66,604	67,776	(15,909)	73,738
Nutrient & Industrial	42,565	38,311	32,127	49,054
Other	(9,741)	(11,600)	(21,155)	(21,367)
Total	$104,418	$118,153	$39,417	$128,760
(a) Includes income (loss) attributable to noncontrolling interests of $27.6 million and $21.9 million for the three months ended June 30, 2023 and 2022, respectively, and $(16.7) million and $22.3 million for the six months ended June 30, 2023 and 2022, respectively.

The Andersons, Inc. | Q2 2023 Form 10-Q | 22

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
The Andersons, Inc. | Q2 2023 Form 10-Q | 23

14. Other Income

The following table sets forth the items in Other income, net within the Condensed Consolidated Statements of Operations for the periods presented below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Gain on deconsolidation of joint venture	$6,544	$—	$6,544	$—
Property insurance recoveries	2,180	1,851	3,183	3,106
Interest income	1,708	819	3,175	1,293
Patronage income	78	936	2,094	2,399
Gain on sale of frac sand assets	—	3,979	—	3,979
Biofuel Producer Program funds	—	17,643	—	17,643
Equity earnings (losses) in affiliates	(417)	(6,034)	(231)	(6,278)
Other	2,348	(2,402)	5,680	(1,432)
Total	$12,441	$16,792	$20,445	$20,710

Individually significant items included in the table above are:

Gain on deconsolidation of joint venture - On April 18, 2023, ELEMENT was placed into receivership. As the receiver took control of ELEMENT within the quarter, under the VIE consolidation model, the Company was deemed to have lost control of the entity and therefore deconsolidated ELEMENT from its Condensed Consolidated Financial Statements. As a result of these activities, the Company recognized a gain on deconsolidation. See footnote 15 for additional information.

Property insurance recoveries - In 2023, property insurance recoveries consisted of proceeds of $2.2 million relating to a conveyor collapse in Delhi, Louisiana in the prior year, the remaining proceeds consists of several individually insignificant amounts in the ordinary course of business. In 2022, property insurance recoveries consisted of proceeds of approximately $3.0 million relating to a prior period incident at the Company’s Galena Park, Texas facility, the remaining proceeds consists of several individually insignificant amounts in the ordinary course of business.

Interest income - The Company earns interest income on cash and cash equivalents held in money market accounts at TAMH along with inventory financing programs provided by the Company. For the six months ended June 30, 2023, the money market account at TAMH earned $1.0 million and the inventory financing program earned $1.1 million , the remaining interest income consists of several individually insignificant amounts in the ordinary course of business. Interest income for the year ended June 30, 2022 consisted of individually insignificant amounts in the ordinary course of business.

Patronage income - As a part of the Company’s normal operations it relies heavily on short-term lines of credit in order to support working capital needs in addition to long-term debt presented on the balance sheet. As part of these programs the Company receives patronage income annually from its lenders.

Gain on sale of frac sand assets - Gains on sale of frac sand assets for the year ended June 30, 2022, consisted of gains on the sale of the Company’s remaining frac sand facilities and assets in Oklahoma City, Oklahoma and North Branch, Minnesota of $4.0 million.

Biofuel Producer Program funds - In 2022, the USDA as a part of the Biofuel Producer Program, created under the CARES Act, provided funding to support biofuel producers who faced unexpected market losses due to the COVID-19 pandemic. Under this program TAMH and ELEMENT received proceeds of $13.3 million and $4.3 million, respectively. Of these proceeds $8.9 million was attributable to the Company and the remaining $8.7 million attributable to the noncontrolling interest.

Equity earnings (losses) in affiliates - In 2022, the Company recorded an impairment charge on a Canadian equity method investment for $4.5 million, the remaining equity earnings (losses) in affiliates consists of individually insignificant activity in the ordinary course of business.
The Andersons, Inc. | Q2 2023 Form 10-Q | 24

15. ELEMENT

ELEMENT was structured as a limited liability company established for the primary purpose of producing ethanol and additional co-products such as distiller’s dried grain and corn oil. The facility located in Colwich, Kansas was designed to produce 70 million gallons of ethanol per year and began operations in August 2019.

The Company holds 51% of the membership units and ICM Holdings, Inc. (“ICM”) owns the remaining 49% of the membership units. The Company acted as the manager of the facility, responsibilities which were assumed per the Management Services Agreement dated January 1, 2021, and it was concluded to be a variable interest entity (“VIE”) and consolidated ELEMENT within the Company’s Consolidated Financial Statements.

The plant has faced operational and market-based challenges. These challenges have been exacerbated by a shift in the California Low Carbon Fuel Standard credit markets and high western corn basis. In early 2023, ELEMENT was unable to make its scheduled debt payments and was placed into default. The default led to an impairment triggering event, concluding in an $87.2 million impairment charge in the first quarter.

On April 18, 2023, ELEMENT was placed into receivership and was appointed a receiver, which took possession and control of the rights and interests of ELEMENT. The facility is being marketed for sale. With this appointment, while retaining its investment in ELEMENT, the Company ceased to have a controlling financial interest and was no longer deemed to be the primary beneficiary in the subsidiary. Accordingly, the Company deconsolidated ELEMENT at that time and began accounting for the subsidiary as an equity method investment which resulted in a pretax gain of $18.1 million. Additionally, the Company had a $9.6 million balance in raw material and fee receivables as well as $2.0 million in loans and interest due from ELEMENT that were previously eliminated in consolidation. Upon deconsolidation, the fair values of these receivables and loans from ELEMENT to the Company were ascertained to have no value and were fully reserved for resulting in a pretax loss of $11.6 million. The combination of this activity triggered by the ELEMENT deconsolidation resulted in a cumulative net pretax gain of $6.5 million which was recorded in Other income, net in the Condensed Consolidated Statements of Operations.

As of June 30, 2023, ELEMENT has continued to incur losses and there have been no payments on the outstanding receivables or loan mentioned previously. No equity method losses related to ELEMENT have been recorded since deconsolidation as the investment is in a negative position as of June 30, 2023.

16. Subsequent Events

On July 10, 2023, the Company closed on the purchase of the assets of ACJ International LLC ("ACJ"), an ingredient, logistics, and supply chain management company in the pet food industry, headquartered in St. Louis, Missouri. The Company purchased ACJ for $41.4 million, of which, $24.4 million was paid at closing and the remaining estimated amount will be paid over three years based on certain earn-out provisions.
The Andersons, Inc. | Q2 2023 Form 10-Q | 25

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

Critical Accounting Policies and Estimates

Our critical accounting policies and critical accounting estimates, as described in our 2022 Form 10-K, have not materially changed through the second quarter of 2023.

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

Trade

The Trade segment’s second quarter operating results were mixed as overall gross profit declined despite strong earnings from certain well-positioned merchandising businesses. Throughput of agricultural inventories declined from the second quarter of 2022. When combined with the strong first quarter, income before income taxes and gross profit remain ahead of 2022 even without $16.1 million of inventory insurance recoveries recorded thus far in 2023. The first half of 2022 included certain margin impacts from the Russian invasion of Ukraine that were not repeated in the first half of 2023. Recent investments in food and pet food ingredients also contributed to earnings in the quarter. Winter wheat volume accumulated from the just-completed harvest was higher than expected and at good qualities in our core geography.

Agricultural inventories on hand were 74.5 million and 107.0 million bushels at June 30, 2023 and June 30, 2022, respectively. These bushels consist of inventory held at company-owned or leased facilities, transload inventory, in-transit inventory, and third-party held inventory. Total Trade storage space capacity at company-owned or leased facilities, including temporary pile storage, was approximately 175 million bushels at June 30, 2023, which was comparable to the prior year.

With the strong South American harvest, combined with improving U.S. crop conditions, the outlook for global grain stocks has improved. With the mix of assets and merchandising capabilities across key geographies, Trade is well-positioned. While there continues to be geopolitical risks in areas in which we do business, including certain countries that have controlled currencies, the unrest surrounding Black Sea grain shipments could result in continued volatility in commodity markets.

The Andersons, Inc. | Q2 2023 Form 10-Q | 26

Renewables

The Renewables segment's second quarter operating results were good on rallying crush margins and strong co-product values. While the results decreased year over year, the prior year results included approximately $24.4 million in additional mark-to-market gains and $17.6 million of proceeds received as a part of the USDA Biofuel Producer Program enacted as a part of the CARES Act, of which $8.9 million was attributable to the Company. When the impact of these items is removed from prior year results, the current year operating results are well ahead of the prior year. Ethanol crush margins strengthened over the quarter and the current margin outlook, despite volatility, remains strong. Production facilities operated efficiently in the quarter with improved ethanol and corn oil yield and lower costs than the comparable quarter in 2022. The merchandising businesses, including renewable diesel feedstocks, continue to deliver solid earnings on higher volumes and strong co-product values, and exceeded our second quarter 2022 results. Our eastern corn belt production facilities remain well-positioned for corn supply.

Ethanol and related co-products volumes for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Ethanol (gallons shipped)	198,633	196,536	385,200	391,547
E-85 (gallons shipped)	9,562	10,600	19,081	17,315
Vegetable oils (pounds shipped) (a)	303,701	184,644	565,357	348,564
DDG (tons shipped) (b)	508	450	1,031	950
(a) Includes corn oil, soybean oil, and other fats, oils, and greases.
(b) DDG tons shipped converts wet tons to a dry ton equivalent amount.

The Andersons, Inc. | Q2 2023 Form 10-Q | 27

Nutrient & Industrial

The Nutrient & Industrial segment's second quarter operating results improved from the prior year. After a slow first quarter of 2023 when reduced sales reflected delayed purchasing in a falling price environment, customers returned during the 2023 spring application season driving increased tons sold from the second quarter of 2022. Gross profit improved by $4 million, and reflects these higher volumes partially offset by margin compression from overall market price declines. Strong corn prices are expected to drive demand on specialty liquid products with fall conditions and market dynamics influencing second half volumes as we transition to the off season.

Storage capacity at our Ag Supply Chain and Specialty Liquids facilities, including leased storage, was approximately 448 thousand tons for dry nutrients and approximately 510 thousand tons for liquid nutrients at June 30, 2023, which is similar to the prior year.

Tons of product sold for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Ag Supply Chain	674	525	844	709
Specialty Liquids	141	129	222	238
Engineered Granules	46	56	109	120
Total tons	861	710	1,175	1,067

In the table above, Ag Supply Chain represents facilities principally engaged in the wholesale distribution and retail sale and application of primary agricultural nutrients such as bulk nitrogen, phosphorus, and potassium. Specialty Liquid locations produce and sell a variety of low-salt liquid starter fertilizers, micronutrients for agricultural use, and specialty products for use in various industrial processes. Engineered Granules include a variety of corncob-based products and facilities that primarily manufacture granulated dry products for use in specialty turf and agricultural applications. Prior year volumes have been reclassified for the three and six months ended June 30, 2022, to conform with current year presentation as the product mix in certain facilities has evolved.

Other

Our “Other” activities include corporate income and expense and cost for functions that provide support and services to the operating segments. The results include expenses and benefits not allocated to the operating segments and other elimination and consolidation adjustments.
The Andersons, Inc. | Q2 2023 Form 10-Q | 28

Operating Results

The following discussion focuses on the operating results as shown in the Condensed Consolidated Statements of Operations and includes a separate discussion by segment. Additional segment information is included herein in Note 12, Segment Information.

Comparison of the three months ended June 30, 2023 with the three months ended June 30, 2022 including a reconciliation of GAAP to non-GAAP measures:

	Three months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$2,696,810	$877,781	$445,592	$—	$4,020,183
Cost of sales and merchandising revenues	2,616,099	809,489	372,658	—	3,798,246
Gross profit	80,711	68,292	72,934	—	221,937
Operating, administrative and general expenses	69,146	7,568	28,886	10,407	116,007
Interest expense (income), net	10,903	1,588	1,983	(521)	13,953
Other income, net	4,328	7,468	500	145	12,441
Income (loss) before income taxes from continuing operations	$4,990	$66,604	$42,565	$(9,741)	$104,418
Income before income taxes attributable to the noncontrolling interests	—	27,640	—	—	27,640
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$4,990	$38,964	$42,565	$(9,741)	$76,778

	Three months ended June 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$3,097,767	$882,567	$470,283	$—	$4,450,617
Cost of sales and merchandising revenues	2,995,773	822,679	401,324	—	4,219,776
Gross profit	101,994	59,888	68,959	—	230,841
Operating, administrative and general expenses	62,977	8,590	29,591	11,401	112,559
Interest expense (income), net	13,300	2,012	1,923	(314)	16,921
Other income (expense), net	(2,051)	18,490	866	(513)	16,792
Income (loss) before income taxes from continuing operations	$23,666	$67,776	$38,311	$(11,600)	$118,153
Income before income taxes attributable to the noncontrolling interests	—	21,856	—	—	21,856
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$23,666	$45,920	$38,311	$(11,600)	$96,297

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

The Andersons, Inc. | Q2 2023 Form 10-Q | 29

Trade

Operating results for the Trade segment decreased by $18.7 million from the same period of the prior year. Sales and merchandising revenues decreased by $401.0 million and cost of sales and merchandising revenues decreased by $379.7 million that resulted in decreased gross profit of $21.3 million. The vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues is attributable to sharp commodity price decreases from the prior year as the war in Ukraine created uncertainty around global supply which drove commodity prices higher in 2022. The decrease in gross profit was a result of a $13.1 million decline from lower elevation margins in our asset-based business and a $10.2 million decline in the premium ingredients business, as the exceptional prior year results benefited from the significant rise in commodity prices.

Operating, administrative and general expenses increased by $6.2 million. The increase from the prior year is primarily related to $3.3 million in additional bad debt expense, $1.7 million in additional clean-up costs from a prior year fire at a Michigan grain asset and $1.1 million in additional insurance expenses.

Interest expense decreased by $2.4 million due to reduced short-term borrowings from lower commodity prices in addition to the business managing working capital usage in the higher interest rate environment in 2023.

Other income, net increased by $6.4 million from the same quarter of 2022. This increase was a result of an impairment of one of the Company's equity method investments of approximately $4.5 million in the prior year in addition to $2.0 million from insurance recoveries in the current year.

Renewables

Operating results for the Renewables segment declined by $7.0 million from the same period last year. Sales and merchandising revenues decreased by $4.8 million and cost of sales and merchandising revenues decreased by $13.2 million compared to prior year results. As a result, gross profit increased by $8.4 million compared to 2022 results. The deconsolidation of ELEMENT in the second quarter resulted in a reduction of both sales and merchandising revenues and cost of sales and merchandising revenues of approximately $60 million. The reduction of both sales and merchandising revenues and cost of sales and merchandising revenues were partially offset by increased third-party trading volumes mainly in the renewable diesel feedstocks merchandising business. The increase to gross profit in the current period results reflect a $27.7 million margin improvement at the ethanol plants, primarily from improved ethanol margins and increased co-product values which was partially offset by unfavorable unrealized mark-to-market adjustments of $21.8 million when compared to the prior year.

Operating, administrative and general expenses decreased by $1.0 million from the prior year, of which, the majority was due to the deconsolidation of ELEMENT operations early in the second quarter.

Other income, net decreased from the prior year by $11.0 million due to $17.6 million in proceeds received in the prior year as a part of the USDA Biofuel Producer Program. In 2023, the Company recorded a $6.5 million gain on the deconsolidation of the ELEMENT joint venture.

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment increased by $4.3 million compared to the same period in the prior year. Sales and merchandising revenues decreased by $24.7 million and cost of sales and merchandising revenues decreased by $28.7 million resulting in an $4.0 million increase in gross profit. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was due to fertilizer prices decreasing approximately 50% from the prior year. This decrease in fertilizer prices from the prior year was partially offset by increased demand as volumes sold increased by approximately 21% in the second quarter of the current year. The increase in gross profit was mainly driven by a $12.4 million favorable impact from the increased volumes sold which was partially offset by an $8.4 million decrease in sales margins from the prior year.

Other

Results for the quarter improved by $1.9 million compared to the same period in the prior year. The improvement in results was primarily driven by a $1.0 million reduction of incentive compensation expense when compared to the same quarter of prior year.
The Andersons, Inc. | Q2 2023 Form 10-Q | 30

Income Taxes

For the three months ended June 30, 2023, the Company recorded income tax expense from continuing operations of $21.7 million. The Company's effective tax rate was 20.8% on income before taxes from continuing operations of $104.4 million. The difference between the 20.8% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to the tax impact of non-controlling interest offset by state and local income taxes and nondeductible compensation. During the three months ended June 30, 2023, discrete tax expense of $1.4 million was recorded on income before taxes of $6.5 million related to a gain on the deconsolidation of a joint venture.

For the three months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $15.8 million. The Company's effective tax rate was 13.3% on income from continuing operations of $118.2 million. The effective tax rate differs from the U.S. federal statutory tax rate of 21.0% due to the tax impact of certain discrete derivatives and hedging activities offset by state and local taxes and nondeductible compensation.
The Andersons, Inc. | Q2 2023 Form 10-Q | 31

Comparison of the six months ended June 30, 2023 with the six months ended June 30, 2022 including a reconciliation of GAAP to non-GAAP measures:

	Six months ended June 30, 2023
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$5,574,590	$1,717,297	$609,534	$—	$7,901,421
Cost of sales and merchandising revenues	5,376,701	1,633,202	521,570	—	7,531,473
Gross profit	197,889	84,095	87,964	—	369,948
Operating, administrative and general expenses	141,126	16,472	53,018	22,626	233,242
Asset impairment	—	87,156	—	—	87,156
Interest expense (income), net	22,720	4,685	4,165	(992)	30,578
Other income, net	10,311	8,309	1,346	479	20,445
Income (loss) before income taxes from continuing operations	$44,354	$(15,909)	$32,127	$(21,155)	$39,417
Income (loss) before income taxes attributable to the noncontrolling interests	—	(16,727)	—	—	(16,727)
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$44,354	$818	$32,127	$(21,155)	$56,144

	Six months ended June 30, 2022
(in thousands)	Trade	Renewables	Nutrient & Industrial	Other	Total
Sales and merchandising revenues	$6,182,448	$1,565,798	$680,325	$—	$8,428,571
Cost of sales and merchandising revenues	6,012,835	1,490,719	574,641	—	8,078,195
Gross profit	169,613	75,079	105,684	—	350,376
Operating, administrative and general expenses	122,520	16,480	54,916	20,630	214,546
Interest expense (income), net	21,487	3,779	3,384	(870)	27,780
Other income (expense), net	1,729	18,918	1,670	(1,607)	20,710
Income (loss) before income taxes from continuing operations	$27,335	$73,738	$49,054	$(21,367)	$128,760
Income (loss) before income taxes attributable to the noncontrolling interests	—	22,303	—	—	22,303
Non-GAAP Income (loss) before income taxes attributable to the Company from continuing operations	$27,335	$51,435	$49,054	$(21,367)	$106,457

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

The Andersons, Inc. | Q2 2023 Form 10-Q | 32

Trade

Operating results for the Trade segment increased by $17.0 million from the prior year. Sales and merchandising revenues decreased by $607.9 million and cost of sales and merchandising revenues decreased by $636.1 million for an increased gross profit impact of $28.3 million. The vast majority of the decrease in sales and merchandising revenues and cost of sales and merchandising revenues is attributable to sharp commodity price decreases from the prior year as the war in Ukraine created uncertainty around global supply which drove commodity prices higher in 2022. The $28.3 million increase in gross profit was mainly related to the performance of both the assets and merchandising businesses. The asset-based business contributed approximately $10.4 million to gross profit as it recorded approximately $16.1 million worth of inventory insurance recoveries, which were partially offset by lower elevation margins when compared to the prior year. The merchandising business contributed approximately $19.7 million to gross profit as well-positioned inventories generated strong margins, with a $9.4 million decline in the premium ingredients business that couldn't repeat exceptional prior year results from the significant rise in commodity prices that occurred during that period.

Operating, administrative and general expenses increased by $18.6 million from the same period of prior year. The main drivers of the increase relate to an additional $5.2 million in insurable clean-up costs in the current quarter related to a fire at a Michigan grain asset, $5.0 million from new merchandising locations, $3.3 million in additional bad debt expense, and $2.0 million in increased insurance expenses.

Interest expense increased by $1.2 million due to rising interest rates which were partially offset by lower short-term borrowings as the Company continues to manage working capital.

Other income, net increased by $8.6 million from the same period of 2022. The increase was primarily attributable to favorable changes in foreign currency of $5.4 million when compared to the prior year along with approximately $2.0 million of property insurance recoveries in the current year.

Renewables

Operating results for Renewables decreased by $50.6 million from the same period of prior year, primarily due to the asset impairment charge discussed below. Sales and merchandising revenues increased by $151.5 million and cost of sales and merchandising revenues increased by $142.5 million compared to prior year. As a result, gross profit increased by $9.0 million to the prior year. The increase in sales and merchandising revenues and cost of sales and merchandising revenues are mainly due to increased third-party trading volumes mainly in the renewable diesel feedstocks as that business has grown significantly from the prior year. The increase in volumes was partially offset from the tapering down of operations at the ELEMENT facility and the ultimate deconsolidation of the entity that occurred in April of 2023 resulting in a reduction from the prior period of approximately $65 million in sales and merchandising revenues and cost of sales and merchandising revenues, respectively. The remainder of the decrease is associated to decreased commodity prices that were partially offset by higher volumes in the third-party trading of renewable diesel feedstocks. The gross profit associated with the ethanol plants was $23.8 million higher than the prior year from improved ethanol crush margins and increased co-product values which was partially offset by unfavorable unrealized mark-to-market adjustments of $14.0 million when compared to the prior year.

An asset impairment charge of $87.2 million related to the ELEMENT ethanol plant in Colwich, Kansas was recorded in the current year. As ELEMENT was a consolidated subsidiary of the Company at the time, the entire impairment charge is represented in Asset impairment.

Interest expense increased by $0.9 million due to rising interest rates on the Company's short-term line of credit compared to the prior year.

Other income, net decreased from the prior year by $10.6 million due to $17.6 million in proceeds received in the prior year as a part of the USDA Biofuel Producer Program that was enacted as a part of the CARES Act. In 2023, the Company recorded a $6.5 million gain on the deconsolidation of the ELEMENT joint venture.
The Andersons, Inc. | Q2 2023 Form 10-Q | 33

Nutrient & Industrial

Operating results for the Nutrient & Industrial segment decreased by $16.9 million compared to record results through the second quarter of prior year. Sales and merchandising revenues decreased $70.8 million and cost of sales and merchandising revenues decreased by $53.1 million resulting in decreased gross profit of $17.7 million. The decrease in sales and merchandising revenues and cost of sales and merchandising revenues was mainly due to the reset of fertilizer prices from the record high prices resulting from an already tight supply market and exaggerated by the war in Ukraine in the first half of 2022. Although fertilizer prices decreased approximately 50% from the prior year, the Company experienced a significant increase in volumes in the later stages of the first half of 2023 as demand shifted from first quarter to the second which partially offset the impact of decreased fertilizer prices when compared to the prior year. Gross profit decreased from the prior year by approximately $24.8 million due to margin decreases and was partially offset by increased sales volumes of $7.1 million.

Operating, administrative and general expenses decreased by $1.9 million due to reduced incentive compensation when compared to results in the prior year.

Interest expense increased by $0.8 million due to rising interest rates on the Company's short-term line of credit compared to the prior year.

Other

Other expenses were consistent with the same period last year as higher health insurance claims from the Company's self-funded medical insurance plan in the current year were largely offset by a modest gain on a cost method investment.

Income Taxes

For the six months ended June 30, 2023, the Company recorded an income tax expense from continuing operations of $15.8 million. The Company's effective tax rate was 40.2% on income before taxes from continuing operations of $39.4 million. The difference between the 40.2% effective tax rate and the U.S. federal statutory tax rate of 21.0% is primarily attributable to the tax impact of noncontrolling interest, state and local income taxes and nondeductible compensation. During the six months ended June 30, 2023, a net discrete income tax benefit of $10.6 million was recorded on a net loss before taxes of $88.8 million related to the current year operations, impairment charge, and gain on the deconsolidation of a joint venture.

For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $19.9 million. The Company’s effective tax rate was 15.4% on income from continuing operations of $128.8 million. The effective tax rate differs from the U.S. federal statutory rate of 21.0% due to the tax impact of non-controlling interest as well as certain discrete derivatives and hedging activities offset by state and local income taxes and nondeductible compensation.

The Company’s subsidiary partnership returns are under federal tax examination by the Internal Revenue Service (“IRS”) for the tax years 2015 through 2018, respectively. The Company’s subsidiary is under federal tax examination by the Mexican tax authorities for tax year 2015. The IRS and Mexican tax authorities’ examinations could potentially be resolved within the next 12 months. The resolution of these examinations could change our unrecognized tax benefits and favorably impact income tax expense by a range of $2.9 million to $8.1 million.
The Andersons, Inc. | Q2 2023 Form 10-Q | 34

Liquidity and Capital Resources

Working Capital
At June 30, 2023, the Company had working capital from continuing operations of $1,144.0 million, an increase of $160.0 million from the prior year. This increase was attributable to changes in the following components of current assets from continuing operations and current liabilities from continuing operations:

(in thousands)	June 30, 2023	June 30, 2022	Variance
Current Assets from Continuing Operations:
Cash and cash equivalents	$96,293	$86,035	$10,258
Accounts receivable, net	1,030,271	1,141,167	(110,896)
Inventories	990,789	1,618,326	(627,537)
Commodity derivative assets – current	347,684	638,357	(290,673)
Other current assets	72,228	70,367	1,861
Total current assets from continuing operations	$2,537,265	$3,554,252	$(1,016,987)
Current Liabilities from Continuing Operations:
Short-term debt	102,752	1,161,428	(1,058,676)
Trade and other payables	641,376	772,996	(131,620)
Customer prepayments and deferred revenue	189,947	184,154	5,793
Commodity derivative liabilities – current	251,101	185,903	65,198
Current maturities of long-term debt	27,511	53,951	(26,440)
Accrued expenses and other current liabilities	180,552	211,830	(31,278)
Total current liabilities from continuing operations	$1,393,239	$2,570,262	$(1,177,023)
Working Capital from Continuing Operations	$1,144,026	$983,990	$160,036

Current assets from continuing operations as of June 30, 2023 decreased $1,017.0 million in comparison to those as of June 30, 2022. This decrease was primarily related to the change in inventories and current commodity derivative assets. The decreases in those accounts can largely be attributed to the stabilization of agricultural commodity prices in the current year in comparison to the significant increases in the prices of agricultural commodities, including fertilizer, that the Company transacts in the ordinary course of business in the same period of the prior year.

Current liabilities from continuing operations decreased $1,177.0 million from the prior year mainly due to the decreased utilization of the Company's short-term revolving credit line. The decreased use of the short-term revolving credit line is a result of the stabilization of commodity prices in the year compared to the severe increase in commodity prices in the same period of the prior year, as well as a strategic focus on managing short-term debt in light of the rising interest rate environment.

Sources and Uses of Cash

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$207,404	$(721,799)
Net cash used in investing activities	(71,673)	(30,094)
Net cash (used in) provided by financing activities	(154,987)	622,113

Operating Activities
Our operating activities provided cash of $207.4 million and used cash of $721.8 million in the first six months of 2023 and 2022, respectively. The increase in cash provided was primarily due to the decreased working capital needs driven by significant decreases in agricultural commodity prices when compared to the same period in the prior year. When the changes in operating assets and liabilities are removed and excluding inventory insurance recoveries, cash provided by operating activities was slightly lower than prior year.

The Andersons, Inc. | Q2 2023 Form 10-Q | 35

Investing Activities
Investing activities used cash of $71.7 million through the first six months of 2023 compared to $30.1 million in the prior period. Spending for purchases of property, plant and equipment increased by approximately $31.5 million from the prior year from increased investments across all segments. The prior year also includes approximately $6.2 million of additional net proceeds from the Company's exit of the Rail business.
We expect to invest approximately $125 million to $150 million in property, plant and equipment in 2023, with spending split evenly between growth projects and maintenance.

Financing Activities
Financing activities used cash of $155.0 million and provided cash of $622.1 million for the six months ended June 30, 2023 and 2022, respectively. This decrease from the prior year was due to the significant increase in agricultural commodity prices in the prior period and the related need for short-term borrowings. Agricultural commodity prices have decreased in the current year and the Company is operating in a much more stable pricing environment in 2023 which requires much less borrowing on the Company's short-term credit facilities.
The Company is party to borrowing arrangements with a syndicate of banks that provide a total of $1,869.1 million in borrowing capacity. Of the total capacity, $265.4 million is non-recourse to the Company. As of June 30, 2023, the Company had $1,740.7 million available for borrowing with $231.1 million of that total being non-recourse to the Company.

The Company paid $12.5 million in dividends in the first six months of 2023 compared to $12.2 million paid in the prior period. The Company paid dividends of $0.185 and $0.18 per common share in January and April of 2023 and 2022, respectively. On June 23, 2023, the Company declared a cash dividend of $0.185 per common share payable on July 24, 2023, to shareholders of record on July 3, 2023.

Certain of our long-term borrowings include covenants that, among other things, impose minimum levels of working capital and various debt leverage ratios. The Company is in compliance with all covenants as of June 30, 2023. In addition, certain of our long-term borrowings are collateralized by first mortgages on various facilities.

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

At June 30, 2023, the Company had standby letters of credit outstanding of $25.8 million.

The Andersons, Inc. | Q2 2023 Form 10-Q | 36

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in market risk, specifically commodity and interest rate risk during the six months ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023, identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Andersons, Inc. | Q2 2023 Form 10-Q | 37

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Refer to Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 13, “Commitments and Contingencies,” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss greater than a recorded accrual, concerning loss contingencies for asserted legal and other claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 2023	—	$—	—	$85,608,170
May 2023	2,113	35.95	2,113	85,532,211
June 2023	—	—	—	85,532,211
Total	2,113	$35.95	2,113	$85,532,211
(a) As of August 20, 2021, the Company was authorized to purchase up to $100 million of the Company’s common stock (the "Repurchase Plan") on or before August 20, 2024. As of June 30, 2023, $14.5 million of the $100 million available to repurchase shares had been utilized. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Under the Repurchase Plan, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 5. Other Information

Based on the previously reported voting results at the Company’s annual meeting of shareholders on the advisory proposal on the frequency of say-on-pay votes, the Company will continue to include an advisory vote on named executive officer compensation every one (1) year until the next required vote on the frequency of shareholder advisory votes on the compensation of named executive officers.

On May 24, 2023, Brian K. Walz, Treasurer, entered into a Rule 105b-1 plan to sell up to 3,414 shares of the Company's common stock, based on certain price parameters, from August 25, 2023, to August 30, 2024.
The Andersons, Inc. | Q2 2023 Form 10-Q | 38

Item 6. Exhibits

Exhibit Number	Description

10.1
TERM LOAN AGREEMENT Dated as of April 3, 2023 among THE ANDERSONS, INC., as the Borrower, FARM CREDIT MID-AMERICA, PCA, as Administrative Agent, and THE LENDERS PARTY HERETO FARM CREDIT MID-AMERICA, PCA, as Sole Lead Arranger and Sole Bookrunner

10.2*	CREDIT AGREEMENT DATED AS OF JANUARY 11, 2019 AMONG THE ANDERSONS, INC., THE LENDERS, U.S. BANK NATIONAL ASSOCIATION, AS ADMINISTRATIVE AGENT (AMENDED AS OF JUNE 15, 2022)

10.3	The Andersons, Inc. 2004 Employee Share Purchase Plan, Restated and Amended January 2023

31.1*	Certification of the Chief Executive Officer under Rule 13(a)-14(a)/15d-14(a)

31.2*	Certification of the Chief Financial Officer under Rule 13(a)-14(a)/15d-14(a)

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350

101**	Inline XBRL Document Set for the Condensed Consolidated Financial Statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104**	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith
** Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

The Andersons, Inc. | Q2 2023 Form 10-Q | 39

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ANDERSONS, INC.

Date: August 3, 2023	/s/ Patrick E. Bowe
Patrick E. Bowe
President and Chief Executive Officer

Date: August 3, 2023	/s/ Brian A. Valentine
Brian A. Valentine
Executive Vice President and Chief Financial Officer

The Andersons, Inc. | Q2 2023 Form 10-Q | 40